Form 10-K
period 1993-12-31
WHITNEY HOLDING CORP
filed 1994-03-31
CIK 106926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993
                                       OR
[   ] Transition report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the transition period from        to

Commission file number 0-1026
                          WHITNEY HOLDING CORPORATION
Incorporated in Louisiana                  I.R.S. Employer Identification
                                                    No. 72-6017893

              228 St. Charles Avenue, New Orleans, Louisiana 70130

Registrant's telephone number, including area code (504) 586-7272

Securities registered pursuant to Section 12(b) of the Act:
                                     None
Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 11, 1994
                          Approximately $279,370,000*

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Common Stock, no par value, 14,458,227 shares outstanding as of March 11, 1994.

                      Documents Incorporated by Reference

     Definitive Proxy Statement dated March 24, 1994, Part III.

     An Exhibit Index appears on page 40.


* For the purposes of this computation, shares owned by directors and executive officers of the Registrant, even though all such persons may not be affiliates as defined in SEC Rule 405, have been excluded.

                                                                    Page
- --------------------------------------------------------------------------
PART I
   Item 1:  Business                                                  3
   Item 2:  Properties                                                3
   Item 3:  Legal Proceedings                                         3
   Item 4:  Not Applicable
- --------------------------------------------------------------------------
PART II
   Item 5:  Market for the Registrant's Common Stock and              4
            Related Shareholder Matters
   Item 6:  Selected Financial Data                                   5
   Item 7:  Management's Discussion and Analysis of                   6
            Financial Condition and Results of Operations
   Item 8:  Financial Statements and Supplementary Data              19
   Item 9:  Not Applicable
- --------------------------------------------------------------------------
PART III
   Item 10: Directors and Executive Officers of the Registrant       39
   Item 11: Executive Compensation                                   39
   Item 12: Security Ownership of Certain Beneficial                 39
            Owners and Management
   Item 13: Certain Relationships and Related Transactions           39
- --------------------------------------------------------------------------
PART IV
   Item 14: Exhibits, Financial Statement Schedules and              40
            Reports on Form 8-K
- --------------------------------------------------------------------------
   Signatures                                                        42

                                     PART I

ITEM 1:  BUSINESS

     Whitney Holding Corporation (the "Company") is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956. The Company became an operating entity in 1962 with Whitney National Bank (the "Bank") as its only significant subsidiary. The Bank, which has its headquarters in Orleans parish, has been engaged in general banking business in the City of New Orleans since 1883.

     The Bank engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the performance of corporate, pension and personal trust services, and safe deposit rentals. The Bank is also active as a correspondent for other banks. The Bank renders specialized services of different kinds in connection with all of the foregoing, and has thirty-eight domestic offices and one foreign office.

     There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Bank. Within its market area, the Bank competes directly with several major banking institutions of comparable or larger size and resources as well as with various other smaller banking organizations and local and national "non-bank" competitors, including savings and loans, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage firms, and registered investment companies (mutual funds).

     All material funds of the Company are invested in the Bank. The Bank has a large number of customer relationships which have been acquired over a period of many years and is not dependent upon any single customer or upon a few customers, so the loss of any single customer or a few customers would not have a material adverse effect on the Bank or the Company. The Bank has customers in a number of foreign countries but the portion of revenue derived from these foreign customers is not a material portion of its overall revenues.

     The Company and the Bank and their related operations are subject to federal, state and local laws applicable to banks and bank holding companies and to the regulations of the Board of Governors of the Federal Reserve System, the Comptroller of Currency and the Federal Deposit Insurance Corporation.

     The Company does not believe that compliance with existing federal, state or local environmental laws and regulations will impose any material financial obligation on the Company or materially affect the realizable value of its assets.

ITEM 2:  PROPERTIES

     The Company owns no real estate in its own name. The Bank owns the fourteen-story Whitney National Bank Building at 228 St. Charles Avenue in New Orleans. The Bank occupies approximately one half of the 306,000 square feet in this building, and the balance is either leased to third parties or available to be leased. The Bank also owns the premises for twelve branches in Orleans parish, six branches in Jefferson parish, four branches in Lafayette parish, one branch in East Baton Rouge parish and three branches in St. Tammany parish, one of which is located on leased ground. None of these properties is subject to any significant encumbrances.

     The Bank holds a variety of property interests acquired throughout the years in settlement of loans. Reference is made to Note 7 to the financial statements included in Item 8 for further information.

ITEM 3:  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is a subject.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     a) The Company's stock price is reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system under the symbol WTNY. The following table shows the range of closing prices of the Company's stock for each calendar quarter of 1993 and 1992 as reported on the NASDAQ National Market System.

                           1993                  1992
                      ---------------       ---------------
       1st Quarter    15 3/4 - 23 1/2         8 3/8 - 12
       2nd Quarter    19 1/8 - 23 1/2        11 1/4 - 14 5/8
       3rd Quarter    19 1/2 - 25 5/8        14 1/4 - 17 1/4
       4th Quarter    21 3/4 - 26            14 1/4 - 16 7/8

     b) The approximate number of shareholders of record of the Company, as of March 1, 1994, is as follows:

               Title of Class               Shareholders of Record
             ------------------             ----------------------
          Common Stock, no par value                 2,878

     c)   During 1993 and 1992, the Company declared dividends as follows:

                            1993        1992
                            -----       ----
       1st Quarter          $0.07       $  -
       2nd Quarter           0.10          -
       3rd Quarter           0.13          -
       4th Quarter           0.13       0.07

     Per-share stock price and dividend information shown above has been adjusted where appropriate to give retroactive effect to the three-for-two stock splits that were effective February 22, 1993 and November 29, 1993.

ITEM 6:  SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                          1993        1992       1991          1990        1989
                                       ----------------------------------------------------------
BALANCE SHEET DATA                            (dollars in thousands, except per-share data)
AT YEAR-END:
     Total assets....................  $3,002,540  $2,953,032  $2,858,204    $2,872,287  $2,766,432
     Total investment in securities..   1,633,746   1,474,746   1,139,275       810,532     801,217
     Total loans.....................     975,728   1,046,723   1,266,992     1,480,373   1,464,620
     Total earning assets............   2,719,474   2,649,914   2,534,392     2,521,326   2,431,821
     Total deposits..................   2,505,303   2,541,136   2,440,913     2,397,900   2,279,660
AVERAGE BALANCE:
     Total assets....................  $2,888,335  $2,843,833  $2,854,924    $2,701,872  $2,596,603
     Total investment in securities..   1,547,701   1,281,713   1,040,451       783,131     720,489
     Total loans.....................     952,238   1,124,993   1,356,995     1,439,047   1,477,608
     Total earning assets............   2,604,901   2,541,249   2,526,608     2,365,773   2,291,424
     Total deposits..................   2,415,590   2,399,412   2,383,941     2,176,161   2,087,569
INCOME DATA
Net interest income..................    $120,514    $112,430     $99,200       $96,688    $104,313
Provision for possible loan losses:
   Expense of providing loss
    reserves.........................           -      (3,350)    (45,387)      (62,266)   (142,160)
   Loss reserve reduction............      60,000           -           -             -           -
Gains on sale of securities..........           -       5,429      18,376             -           -
Non-interest income..................      30,991      27,215      26,923        18,218      14,882
Non-interest expense.................    (100,093)   (112,623)   (105,803)      (88,720)    (78,270)
                                        ----------------------------------------------------------
Income (Loss) before income tax
 and effect of accounting changes....    $111,412     $29,101     ($6,691)     ($36,080)  ($101,235)
Income tax expense (benefit).........      35,645       8,899      (2,007)      (18,641)    (41,268)
                                        ----------------------------------------------------------
Income (Loss) before effect of
 accounting changes..................     $75,767     $20,202     ($4,684)     ($17,439)   ($59,967)
Cumulative effect of accounting
 changes, net........................         634           -           -             -           -
                                        ----------------------------------------------------------
Net income (loss)....................     $76,401     $20,202     ($4,684)     ($17,439)   ($59,967)
                                        ==========================================================
Net income for 1993, before effect
 of reserve reduction (net of tax)...     $36,901
                                        =========
COMMON STOCK DATA
Earnings (Loss) per share............       $5.30       $1.41      ($0.33)       ($1.21)     ($4.18)
Earnings per share for 1993, before
 reserve reduction...................       $2.56
Dividends per share..................       $0.43       $0.07           -         $0.85       $1.14
Book value per share, end of period..      $17.93      $12.88       $11.57       $11.89      $13.96
Weighted average number of shares
 outstanding.........................  14,425,007  14,368,052   14,347,071   14,347,071  14,347,071
SELECTED RATIOS
Return on average assets.............        2.65%       0.71%       (0.16)%      (0.65)%     (2.31)%
Return on average assets for 1993
 before reserve reduction............        1.28%
Return on average shareholders'
 equity..............................       34.78%      11.52%       (2.79)%      (8.78)%    (23.31)%
Return on average shareholders'
 equity  for 1993 before reserve
 reduction...........................       16.80%
Net interest margin, taxable-
 equivalent..........................        4.75%       4.52%       3.99%         4.03%       4.55%
Tier 1 risk-based capital ratio......       18.92%      13.59%      10.48%         9.30%          -
Total risk-based capital ratio.......       20.19%      14.91%      11.82%        10.62%          -
Tier 1 leverage capital ratio........        8.23%       6.02%       5.29%         5.26%          -
Shareholders' equity to total assets.        8.63%       6.28%       5.81%         5.94%       7.24%

Note: All share and per-share figures give effect to the three-for-two stock splits effective February 22, 1993 and November 29, 1993.

ITEM 7:  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     For 1993, the Company earned $76.4 million or $5.30 per share. These results include the effect of a $60.0 million reduction in the level of the reserve for possible loan losses, which on an after-tax basis contributed $39.5 million or $2.74 per share to net income for the year. Excluding the impact of the reserve reduction, the Company had after-tax earnings in 1993 of $36.9 million or $2.56 per share. This represents an increase of $16.7 million from the $20.2 million, or $1.41 per share, earned in 1992.

     The increase in earnings in 1993 before the effect of the reduction in the reserve for possible loan losses was attributable both to higher net interest income and other non-interest income as well as to an overall reduction in non-interest expense. The impact of these factors was partly offset, however, by the absence in 1993 of any gains on sales of investment securities.

     Non-performing assets decreased throughout 1993 to $49.9 million at December 31, 1993, down 55% from $111.2 million at December 31, 1992. The reserve for possible loan losses, after the $60 million reduction, was $44.5 million on December 31, 1993, an amount which represented 132% of non-performing loans and 4.6% of total loans. At year end 1992, the loan loss reserve was $98.6 million, or 140% of non-performing loans and 9.4% of total loans on that date.

     In 1993, the Company continued to experience soft loan demand in the market area serviced by the Bank. Average gross loans outstanding totalled $952 million during 1993 compared with $1.125 billion in the previous year, a decrease of $173 million or 15%. Average total deposits, however, showed modest growth between 1993 and 1992, increasing $16 million to $2.415 billion. Deposit funds not needed for loans were redirected to the investment portfolio, which rose on average by $265 million or 21% from $1.282 billion in 1992 to $1.547 billion in 1993. Adding the significant reduction in non-performing assets, these year-to-year changes translated into a $103 million or 4.2% increase in average earning assets, excluding nonaccruing loans, to $2.556 billion in 1993 from $2.453 billion in 1992.

     After reinstating its dividend in the fourth quarter of 1992, the Company declared dividends in each quarter of 1993, totalling $0.43 per share for the year. During 1993, the Company's Board of Directors twice approved three-for-two stock splits which were effective in February and November. All share and per-share data in this report on Form 10-K reflect the effect of these stock splits.

AVERAGE BALANCE SHEETS
- ----------------------
(in thousands)

AVERAGE ASSETS                                                1993        1992       1991
                                                           ---------    ---------  ---------
Cash and due from depository institutions                 $  186,358   $  187,331  $  194,616
Interest bearing deposits in other
   financial institutions                                        849        9,686      26,564
U.S. Treasury and agency securities                        1,223,466      996,467     810,228
Mortgage-backed securities                                   188,424      175,555     126,598
State and municipal securities                                98,728       82,406      69,455
Corporate bonds and other securities                          36,234       27,285      34,170
Federal funds sold                                           104,962      134,543     129,162
Loans, net of reserve for possible loan
   losses of $72,866 in 1993, $103,926 in
   1992 and $102,967 in 1991                                 879,372    1,021,067   1,254,028
Bank premises and equipment, net                              61,868       63,631      64,218
All other assets                                             108,074      145,862     145,885
                                                          ----------   ----------  ----------
          Total assets                                    $2,888,335   $2,843,833  $2,854,924
                                                          ==========   ==========  ==========
AVERAGE LIABILITIES
Deposits:
   Non-interest-bearing demand                            $  732,734   $  696,077  $  661,403
   Savings deposits, NOW accounts
     and money market deposit accounts                     1,157,859    1,101,488     820,297
   Time deposits                                             524,997      601,847     902,241
                                                           ---------   ----------   ---------
          Total deposits                                   2,415,590    2,399,412   2,383,941
Federal funds purchased and
   repurchase agreements                                     226,878      247,948     282,634
All other liabilities                                         26,205       21,060      20,259
                                                           ---------   ----------   ---------
          Total liabilities                                2,668,673    2,668,420   2,686,834
AVERAGE SHAREHOLDERS' EQUITY
Total capital accounts                                       219,662      175,413     168,090
                                                           ---------   ----------   ---------
          Total liabilities and shareholders' equity      $2,888,335   $2,843,833  $2,854,924
                                                          ==========   ==========  ==========

FINANCIAL CONDITION

LOANS

     Economic conditions in the Company's market area, which is primarily southern Louisiana and Mississippi, have in recent years slowed the overall demand for loans and have prompted efforts by many commercial loan customers to reduce their existing debt levels. Over this period, the Bank also consciously reduced its exposure to credits whose performance had been adversely affected by these economic conditions. The $173 million decrease in average loans outstanding during 1993 as compared to 1992 is largely a reflection of the prevailing economic conditions. The smaller $71 million decrease in gross loans outstanding at December 31, 1993 as compared to the prior year end is influenced by seasonal fluctuations in the short-term credit needs of certain industries serviced by the Bank.

     During 1993, the Bank has been expanding its lending resources and products and plans to continue to intensify its efforts to compete for and place high quality credits in the communities served by the Bank. Unfunded loan commitments outstanding at December 31, 1993, have increased to nearly $400 million, some $43 million above the level at December 31, 1992.

LOAN PORTFOLIO BALANCES AT DECEMBER 31
- --------------------------------------
(in thousands)

                               1993       1992      1991       1990       1989
                             --------  --------   -------   --------    -------
Commercial, financial,
   and agricultural
   loans                     $569,812 $  574,721 $  745,159 $  867,350 $  813,265
Real estate loans -
   commercial and
   other                      260,307    292,752    282,403    314,488     364,794
Real estate loans -
  retail mortgage              71,363     88,590    118,878    131,381     131,201
Loans to individuals           74,246     90,660    120,552    167,154     155,332
Leases                              -          -          -          -          28
                             -------- ---------- ---------- ----------  ----------
  Total loans                $975,728 $1,046,723 $1,266,992 $1,480,373  $1,464,620
                             ======== ========== ========== ==========  ==========


DEPOSITS AND SHORT-TERM BORROWINGS

     The Company's average deposit base was essentially stable during 1993, increasing $16 million or 0.7% to $2.415 billion in 1993 from $2.399 billion in 1992. Underlying this modest overall increase is a shift in the deposit mix away from time deposits, both core and those in amounts of $100,000 and over, in favor of demand and savings deposits.

     As is shown in the table of average balance sheets, non-interest-bearing demand deposits increased on average by $37 million in 1993 as compared to 1992. The increase in average deposits in interest-bearing demand and other transaction accounts and non-time savings products was approximately $56 million over this same period. Average total time deposits in 1993 declined $77 million from the 1992 level, including a decrease of $46 million of deposits of $100,000 and over. The Company has emphasized and will continue to emphasize offering core deposit products that respond to current market conditions while still yielding customers a meaningful rate of return.

     The Company's short-term borrowings arise from the purchase of federal funds and the sale of securities under repurchase agreements, mainly as part the Bank's services to correspondent banks and certain other customers. The Company's average short-term borrowing position, net of federal funds sold, was approximately $122 million in 1993 and $113 million in 1992.

INVESTMENT IN SECURITIES

     At December 31, 1993, the Company's total investment in securities was $1.634 billion or 54% of total assets and 60% of earning assets on that date. The balance at year-end 1993 represents an increase of approximately $159 million or 10.8% over the December 31, 1992 investment total of $1.475 billion. The average total investment portfolio outstanding increased $265 million or 21% between 1992 and 1993 as funds not needed for loans were invested in securities.

     The major portion of the increased investment activity was directed to U.S. Treasury securities and securities of U. S. government agencies, excluding mortgage-backed issues. The mix of period-end and average investments, however, remained relatively stable, with U. S. Treasury and government agency securities representing approximately 77% to 80% of the total investment in securities.
The weighted average maturity of the overall portfolio of securities was 34 months at year end 1993, virtually unchanged from year end 1992. The weighted average taxable-equivalent portfolio yield decreased 57 basis points to 5.71% at December 31, 1993 from 6.28% at December 31, 1992.

INVESTMENT IN SECURITIES
- ------------------------
(dollars in thousands)

Book Value at December 31          1993            1992            1991
                                ----------      ----------      ----------
U.S. Treasury securities        $  934,134      $  785,269      $  688,614
Securities of U.S.
 government agencies               366,938         385,664         194,062
Mortgage-backed securities
  (available for sale at
   December 31, 1993)              182,030         184,137         156,418
State and municipal
 securities                        112,324          86,832          82,235
Corporate bonds                     34,534          28,896          13,584
Equity securities                    3,786           3,948           4,362
                                ----------      ----------      ----------
            Total               $1,633,746      $1,474,746      $1,139,275
                                ==========      ==========      ==========


Distribution of Remaining                          Over One        Over Five
  Maturity and Yield by           One Year          Through         Through          Over Ten
  Range                           and Less        Five Years       Ten Years           Years            Total
  at December 31, 1993         ---------------   --------------  -------------     -------------    -------------
                               Amount   Yield    Amount  Yield   Amount  Yield     Amount  Yield    Amount  Yield
                               ----------------------------------------------------------------------------------
Securities held to
 maturity:
U.S. Treasury securities     $ 176,609  6.4 %   $ 757,525  5.3%  $     -     - %     $   -      - %   $934,134  5.5%
Securities of U.S.
 government
  agencies                     137,943  4.0       202,281  5.7    26,714    7.2          -      -      366,938  5.1
State and municipal
  securities(1)                  5,942  7.9        38,430  7.7    50,786    8.5     17,166    9.5      112,324  8.4
Corporate bonds                  9,207  8.6        25,327  5.4         -      -          -      -       34,534  6.2
Equity securities(3)                 -    -             -    -         -      -      3,786      -        3,786    -
Securities available for
 sale:(4)
Mortgage-backed
 securities(2)                       2 10.5       182,028  6.6         -      -          -      -      182,030  6.6

(1) Tax exempt yields are expressed on a fully taxable equivalent basis.
(2) Distributed by contractual maturity without regard to repayment schedules or projected prepayments.
(3) These securities have no stated maturities or guaranteed dividends.
(4) These securities are classified as available for sale before maturity. The actual timing of any such sales, however, is not determinable at year end.

     Effective December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement specifies criteria for classifying investments as either trading securities, securities held to maturity, or securities available for sale, and establishes reporting standards for each classification.

     Management considered the Company's existing investment portfolio and underlying asset/liability management policies and strategies in light of the new standard and determined that its investments in mortgage-backed securities met the criteria for classification as securities available for sale. These securities were reported at their estimated fair values at December 31, 1993, and a tax-effected net unrealized gain of approximately $3.1 million was recognized as a component of shareholders' equity. The remaining portfolio of securities was classified as held to maturity and continues to be reported at amortized cost. The Company currently maintains no trading portfolio.

     In accordance with SFAS No. 115, prior period investment information has not been restated to reflect the new standard. On an ongoing basis, investment securities will be classified as they are acquired and the continued propriety of classifications will be periodically evaluated by management.

ASSET QUALITY

     Overall asset quality has exhibited a trend of steady improvement over the past three years. During 1993, the Company continued to be successful in its efforts to reduce all categories of its non-performing assets through the full rehabilitation of nonaccruing loans, the workout of troubled credits, or the sale of repossessed loan collateral. Non-performing assets totalled $49.9 million at December 31, 1993, a decrease of $61.3 million or 55% from $111.2 million at year end 1992.

     Of the $33.6 million in nonaccruing loans at December 31, 1993, $15.6 million or 46% represented loans that are performing as contractually agreed but are being carried in nonaccrual status because there is some doubt as to the ultimate collectibility of all principal and interest. Nonaccruing loans totalling approximately $18.6 million at year end 1993 were secured by real property collateral. Another $14.2 million consisted of various commercial credits.

NON-PERFORMING ASSETS AT DECEMBER 31
- ---------------------------------------
(in thousands)

                                          1993       1992       1991       1990       1989
                                         -------   --------   --------   --------   --------

Loans accounted for on a
   nonaccrual basis                      $33,631   $ 70,640   $103,763   $128,927   $ 70,851
Restructured loans                             -          -      3,017      2,534        256
                                         -------   --------   --------   --------   --------
   Total non-performing loans             33,631     70,640    106,780    131,461     71,107
Other real estate owned                   16,126     40,142     68,444     54,878     44,517
Other foreclosed assets                      174        420        364          -          -
                                         -------   --------   --------   --------   --------
   Total non-performing assets           $49,931   $111,202   $175,588   $186,339   $115,624
                                         =======   ========   ========   ========   ========
Loans 90 days past due still accruing    $   876   $  1,441   $  1,004   $    496   $  1,598
                                         =======   ========   ========   ========   ========

Non-performing assets as a
   percentage of:
   Total assets                             1.66%      3.76%      6.14%      6.49%      4.18%
   Total loans and foreclosed assets        5.03%     10.23%     13.14%     12.14%      7.66%


     In 1993, the Company identified $6.4 million of loans to be charged off as uncollectible against the reserve for possible loan losses, a decrease of 70% from the $21.4 million of charge-offs in 1992. At the same time, the Company was successful in increasing its loan recoveries to $12.4 million in 1993 from $9.4 million in 1992.

     The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. The $60 million reduction in the reserve during 1993 reflects management's determination that the steps taken in recent years to deal with the Bank's asset quality issues have yielded lasting positive results, evidenced in part by the positive trends noted above. In management's judgment, some of the reserve levels that had been established in the past in recognition of these asset quality issues were no longer needed. After the reduction, the reserve for possible loan losses was $44.5 million at December 31, 1993, or a 132% coverage of total non-performing loans and 4.6% of total loans.

SUMMARY OF LOAN LOSS EXPERIENCE
- --------------------------------------------------------------------------------

(dollars in thousands)
                                            1993          1992       1991       1990       1989
                                          --------      --------   --------   --------   --------
Reserve for possible loan
   losses at beginning of period         $ 98,558      $107,246   $ 90,845   $ 96,023   $ 15,007

Reserves provided upon
   acquisitions                                 -             -          -          -      7,834

Loans charged off during period:
   Commercial, financial, and
    agricultural loans                   $  4,560      $ 12,651   $ 18,263   $ 33,221   $ 33,548
   Real estate loans                          620         4,742      8,819     29,993     31,133
   Loans to individuals                     1,252         3,996      7,909      9,053      5,870
                                         --------      --------   --------   --------   --------
      Total                              $  6,432      $ 21,389   $ 34,991   $ 72,267   $ 70,551
                                         --------      --------   --------   --------   --------

Recoveries of loans previously
   charged off:
   Commercial, financial, and
    agricultural loans                   $  7,156      $  4,281   $  2,265   $  1,960   $    687
   Real estate loans                        3,754         2,156      1,026        509        100
   Loans to individuals                     1,449         2,914      2,714      2,354        786
                                         --------      --------   --------   --------   --------
      Total                              $ 12,359      $  9,351   $  6,005   $  4,823   $  1,573
                                         --------      --------   --------   --------   --------

Net loans (charged off) recovered
   during period                         $  5,927      $(12,038)  $(28,986)  $(67,444)  $(68,978)

Additions to (reduction of)
   reserve for possible loan
   losses included in
   operations                             (60,000)        3,350     45,387     62,266    142,160
                                         --------      --------   --------   --------   --------

Reserve for possible loan
   losses at end of period               $ 44,485      $ 98,558   $107,246   $ 90,845   $ 96,023
                                         ========      ========   ========   ========   ========

Reserve as a percentage of:
   Total non-performing loans                 132%          140%       100%        69%       135%

   Total loans                               4.56%         9.42%      8.46%      6.14%      6.56%

Ratio of net charge-offs (recoveries)
   to average loans outstanding             (0.62%)        1.07%      2.14%      4.60%      4.67%


ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES
- ----------------------------------------------------
(dollars in thousands)

                                                        DECEMBER 31, 1993
                                                     -----------------------
                                                      AMOUNT     PERCENTAGE
                                                     --------    -----------
Balance at year end applicable to -
 Commercial, financial and agricultural loans        $ 20,447          46.0%
 Real estate loans - commercial and other               9,341          21.0
 Real estate loans - retail mortgage                    2,561           5.7
 Loans to individuals                                   2,664           6.0
 Unallocated                                            9,472          21.3
                                                     --------      --------
                                                      $44,485         100.0%
                                                     ========      ========

     During 1993, the Company disposed of other real estate owned ("OREO") properties with a carrying value at the time of sale totalling approximately $24 million. The value of OREO properties acquired in settlement of loans during the year was $3.7 million. The balance of other real estate owned at December 31, 1993, which includes $8.2 million of loans deemed to have been foreclosed in substance, consisted mainly of commercial land and buildings.

     The Company has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. There were no significant dispositions of these property interests in 1993. Future dispositions may result in the recognition of substantial gains.

     The Company has not extended any credit in connection with what would be defined under regulatory guidelines as highly leveraged transactions, nor has it acquired any investment securities arising from such transactions. The Company's foreign lending and investing activities are currently insignificant.
Note 3 to the consolidated financial statements discusses credit concentrations in the loan portfolio.

CAPITAL ADEQUACY

     The strong earnings reported for 1993, including the effect of the reduction in the reserve for loan losses, are reflected in the increase in the Company's and the Bank's regulatory capital ratios between December 31, 1993 and 1992. Also contributing to this increase was the shift in the asset mix toward investments in securities which are assigned a risk-weighting lower than for loans in the capital ratio calculations. For the purposes of these calculations, capital does not currently include the net unrealized gain or loss on securities held for sale which is reported as a separate component of shareholders' equity under SFAS No. 115.

     The Company's regulatory capital ratios, which are essentially the same as those calculated for the Bank, are shown here compared to the minimums currently required for regulatory classification as a "well capitalized" institution:

                                                      Required for
                                   December 31,      well-capitalized
                                 1993        1992      institution
                                 ---------------------------------

Tier 1 risk-based
          capital ratio          18.92%      13.59%        6.00%

Total risk-based
          capital ratio          20.19%      14.91%       10.00%

Tier 1 leverage
          capital ratio           8.23%       6.02%        5.00%


     The Company is committed to maintaining a strong capital base to support its philosophy of soundness, profitability and growth.

     The Bank's regulators have proposed rules which will incorporate a measure of the Bank's interest rate risk into the level of regulatory capital it is required to maintain. These rules are expected to be finalized and become effective in 1994. Considering the Bank's current level of regulatory capital and its interest rate risk position, management believes that adoption of the proposed rule will not have a significant impact on the Bank's ability to satisfy its regulatory capital requirements.

RESULTS OF OPERATIONS

     The following table of comparative analytical income statements offers an overview of the Company's results of operations.

COMPARATIVE ANALYTICAL INCOME STATEMENTS
- ----------------------------------------
(in millions)
                                                   1993     1992     1991
                                                  ------   ------   ------

Interest income (tax equivalent)                  $172.8   $180.6   $209.6
Interest expense                                    49.0     65.3    107.6
                                                  ------   ------   ------
     Net interest income (tax equivalent)         $123.8   $115.3   $102.0

Service charges and fees on deposits              $ 15.6   $ 14.8   $ 11.6
Trust income                                         2.7      2.8      2.7
Other operating income                               9.1      8.3      8.3
                                                  ------   ------   ------
     Total non-interest operating income          $ 27.4   $ 25.9   $ 22.6

Personnel expense                                 $(48.3)  $(46.3)  $(43.4)
Net occupancy expense                               (6.5)    (6.6)    (6.6)
Other operating expense                            (43.4)   (43.9)   (41.8)
                                                  ------   ------   ------
     Total non-interest operating expense         $(98.2)  $(96.8)  $(91.8)

     Net operating profit                         $ 53.0   $ 44.4   $ 32.8

Gains on sales of securities                      $    -   $  5.4   $ 18.4
Net gains on sales of OREO                           3.6      1.3      4.3
                                                  ------   ------   ------
     Total non-operating income                   $  3.6   $  6.7   $ 22.7

Provision for possible loan losses                $ 60.0   $ (3.3)  $(45.4)
Provision for losses on OREO and
     other problem assets                           (1.9)   (15.9)   (14.0)
                                                  ------   ------   ------
     Total non-operating expense                  $ 58.1   $(19.2)  $(59.4)

Income (loss) before tax (tax equivalent)         $114.7   $ 31.9   $ (3.9)
  Income tax                                       (35.6)    (8.9)     2.0
  Tax equivalent adjustment                         (3.3)    (2.8)    (2.8)
  Cumulative effect of accounting changes, net       0.6        -        -
                                                  ------   ------   ------
Net income (loss)                                 $ 76.4   $ 20.2   $ (4.7)
                                                  ======   ======   ======

NET INTEREST INCOME

     Taxable-equivalent net interest income increased $8.5 million or 7.4% in 1993 as compared to 1992, as the net interest margin rose to 4.75% from 4.52%. A combination of factors contributed to this increase, the components of which are detailed in the following tables analyzing changes in interest income and expense.

     Interest expense decreased $16.3 million in 1993, despite a modest rise in average deposits, because of both the lower rate environment that prevailed in 1993 as compared to 1992 as well as the shift in the mix of deposits to non-interest-bearing and lower-cost deposits between these periods. Average total time deposits in 1993 were down $77 million from 1992's level, including a decrease in deposits of $100,000 or more of $46 million.

     Interest income also decreased in 1993 as compared to 1992, by $7.8 million, but not to the same degree as interest expense. Overall asset yields declined in 1993 as a result of the lower rate environment and as the mix of earning assets shifted from loans to lower-yielding investment securities.
Asset yields were favorably impacted, however, by an overall increase in average earning assets, excluding nonaccruing loans, of $103 million from 1992 to 1993, reflecting in part the continued positive trend in asset quality.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
YIELDS ON AVERAGE EARNINGS ASSETS AND RATES ON AVERAGE
INTEREST-BEARING LIABILITIES
- -----------------------------------------------------------
(dollars in thousands)

                                         1993                               1992                          1991
                            -----------------------------     ---------------------------    ---------------------------
                             Average     Income/   Yield/    Average     Income/   Yield/   Average    Income/    Yield/
                             Balance     Expense    Rate     Balance     Expense    Rate    Balance    Expense     Rate
                             -------     -------   -----     -------     -------   -----    -------    -------    ------
ASSETS
  INTEREST-EARNING ASSETS:
  Loans (tax equivalent).. $  903,835   $ 74,846   8.28%   $1,027,357   $ 90,062   8.77%   $1,219,947  $121,797    9.98%
  Nonaccruing loans.......     48,403          -      -        97,636          -      -       137,048         -       -
                           ----------   --------   ----    ----------   --------   ----    ----------  --------    ----
      Total loans......... $  952,238   $ 74,846   7.86%   $1,124,993   $ 90,062   8.01%   $1,356,995  $121,797    8.98%
                           ----------   --------   ----    ----------   --------   ----    ----------  --------    ----
  U.S. Treasury
   securities............. $  884,417   $51,463    5.82%   $  739,556   $ 46,959   6.35%   $  710,027  $ 50,937    7.17%
  U.S. government agency
   securities.............    339,049    19,570    5.77%      256,911     15,547   6.05%      100,201     6,920    6.91%
  Mortgage-backed
   securities.............    188,424    12,635    6.71%      175,555     13,090   7.46%      126,598    10,859    8.58%
  State and municipal
   securities (tax
   equivalent)............     98,728     8,603    8.71%       82,406      7,750   9.40%       69,455     7,172   10.33%
  Corporate bonds and
   other securities.......     36,234     2,501    6.90%       27,285      2,099   7.69%       34,170     2,732    8.00%
                           ----------   --------   ----    ----------   --------   ----    ----------  --------    ----
     Total investment
      securities.......... $1,546,852   $94,772    6.13%   $1,281,713   $ 85,445   6.67%   $1,040,451  $ 78,620    7.56%
                           ----------   --------   ----    ----------   --------   ----    ----------  --------    ----
  Federal funds sold......    104,962     3,145    3.00%      134,543      4,702   3.49%      129,162     7,197    5.57%
  Interest-bearing
   deposits in financial
   institutions...........        849        26    3.06%        9,686        400   4.13%       26,564     1,953    7.35%
                           ----------   --------   ----    ----------   --------   ----    ----------  --------    ----
     Total interest-
      earning assets...... $2,604,901   $172,789   6.63%   $2,550,935   $180,609   7.08%   $2,553,172  $209,567    8.21%
                           ----------   --------   ----    ----------   --------   ----    ----------  --------    ----
  Cash and due from
   financial
   institutions...........    186,358                         187,331                         194,616
  Bank premises and
   equipment, net.........     61,868                          63,631                          64,218
  Other real estate
   owned, net.............     27,753                          60,424                          64,042
  Other assets............     80,321                          85,438                          81,843
  Reserve for possible
   loan losses............    (72,866)                       (103,926)                       (102,967)
                           ----------                      ----------                      ----------
      Total assets........ $2,888,335                      $2,843,833                      $2,854,924
                           ==========                      ==========                      ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
 INTEREST-BEARING
 LIABILITIES:
  Savings deposits........ $  552,420   $ 15,194   2.75%   $  496,678   $ 17,294   3.48%   $  341,656  $ 17,569    5.14%
  NOW and MMDA deposits...    605,439     12,010   1.98%      604,810     18,219   3.01%      478,641    21,179    4.42%
  Time deposits...........    524,997     15,552   2.96%      601,847     21,693   3.60%      902,241    53,559    5.94%
                           ----------   --------   ----    ----------   --------   ----    ----------  --------    ----
       Total interest-
        bearing deposits.. $1,682,856   $ 42,756   2.54%   $1,703,335   $ 57,206   3.36%   $1,722,538  $ 92,307    5.36%
                           ----------   --------   ----    ----------   --------   ----    ----------  --------    ----
  Federal funds
   purchased and
   repurchase agreements..    226,878      6,260   2.76%      247,948      8,119   3.27%      282,634    15,271    5.40%
                           ----------   --------   ----    ----------   --------   ----    ----------  --------    ----
        Total interest-
         bearing
         liabilities.....  $1,909,734    $ 49,016  2.57%   $1,951,283   $ 65,325   3.35%   $2,005,172  $107,578    5.37%
                           ----------   --------   ----    ----------   --------   ----    ----------  --------    ----
  Demand deposits,
   non-interest-bearing..     732,734                         696,077                         661,403
  Other liabilities......      26,205                          21,060                          20,259
  Shareholders' equity...     219,662                         175,413                         168,090
                           ----------                       ---------                       ---------
        Total liabilities
         and shareholders
         equity..........  $2,888,335                      $2,843,833                      $2,854,924
                           ==========                      ==========                      ==========
  Net interest income/
   margin (tax
   equivalent)...........               $123,773   4.75%                $115,284   4.52%               $101,989    3.99%
                                        ========   ====                 ========   ====                ========    ====

Note: Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for 1993 and 34% for 1992 and 1991.

VOLUME AND YIELD/RATE VARIANCE
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
- -----------------------------------------------------------
(in thousands)


                                                              1993 Compared to 1992                   1992 Compared to 1991
                                                       ----------------------------------       ---------------------------------
                                                            Increase (Decrease) Due to              Increase (Decrease) Due to

                                                                      Yield/                                   Yield/
                                                          Volume       Rate         Total         Volume        Rate        Total
                                                        --------     --------     --------       --------     --------    --------
INTEREST EARNED ON
  Loans (tax equivalent)..........................      $(10,618)    $ (4,598)    $(15,216)      $(18,281)    $(13,454)   $(31,735)
  Nonaccruing loans...............................             -            -            -              -            -           -
                                                        --------     --------     --------       --------     --------    --------
    Total loans...................................      $(10,618)    $ (4,598)    $(15,216)      $(18,281)    $(13,454)   $(31,735)
                                                        --------     --------     --------       --------     --------    --------
  U.S. Treasury securities........................      $  8,919     $ (4,415)    $  4,504       $  1,925     $ (5,903)   $ (3,978)
  U.S. government agency securities...............         4,933         (910)       4,023         10,580       (1,953)      8,627
  Mortgage-backed securities......................           900       (1,355)        (455)         4,006       (1,775)      2,231
  State and municipal securities (tax equivalent).         1,498         (645)         853          1,295         (717)        578
  Corporate bonds and other securities............           666         (264)         402           (545)         (88)       (633)
                                                        --------     --------     --------       --------     --------    --------
    Total investment securities...................      $ 16,916     $ (7,589)    $  9,327       $ 17,261     $(10,436)   $  6,825
                                                        --------     --------     --------       --------     --------    --------
  Federal funds sold..............................          (986)        (571)      (1,557)           195       (2,690)     (2,495)
  Interest-bearing deposits in financial
   institutions...................................          (362)         (12)        (374)        (1,073)        (480)     (1,553)
                                                        --------     --------     --------       --------     --------    --------
    Total interest-earnings assets................      $  4,950     $(12,770)    $ (7,820)      $ (1,898)    $(27,060)   $(28,958)
                                                        --------     --------     --------       --------     --------    --------
INTEREST PAID ON
  Savings deposits................................      $  1,643     $ (3,743)    $ (2,100)      $  6,413     $ (6,688)   $   (275)
  NOW and MMDA deposits...........................            12       (6,221)      (6,209)         4,343       (7,303)     (2,960)
  Time deposits...................................        (2,479)      (3,662)      (6,141)       (13,841)     (18,025)    (31,866)
                                                        --------     --------     --------       --------     --------    --------
    Total interest-bearing deposits...............      $   (824)    $(13,626)    $(14,450)      $ (3,085)    $(32,016)   $(35,101)
                                                        --------     --------     --------       --------     --------    --------
  Federal funds purchased and repurchase
   agreements.....................................          (622)      (1,237)      (1,859)        (1,264)      (5,888)     (7,152)
                                                        --------     --------     --------       --------     --------    --------
    Total interest-bearing liabilities............      $ (1,446)    $(14,863)    $(16,309)      $ (4,349)    $(37,904)   $(42,253)
                                                        --------     --------     --------       --------     --------    --------
  Net interest income
   (tax equivalent)...............................      $  6,396     $  2,093     $  8,489       $  2,451     $ 10,844    $ 13,295
                                                        ========     ========     ========       ========     ========    ========

Note: Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for 1993 and 34% for 1992 and 1991.

OTHER INCOME AND EXPENSE

     Non-interest operating income, excluding securities gains and net gains from OREO sales, increased $1.5 million, or 5.8%, to $27.4 million in 1993 from $25.9 million in 1992. The overall increase was primarily attributable to an $800 thousand, or 5.4% increase in income from service charges on deposit accounts and an additional $700 thousand in income related to international banking services.

     There were no securities sales during 1993. In 1992, the Company recognized a $5.4 million gain on the sale of a block of mortgage-backed securities that was experiencing excessive prepayments as market interest rates declined. This block of securities was replaced with another offering a more stable return. Gains of $18.4 million were recognized on securities sales in 1991 in connection with an overall repositioning of the portfolio begun in 1990 to implement a revised asset/liability management strategy.

     Non-interest operating expenses, excluding provisions for possible losses on loans, OREO and other problem assets, were $98.2 million in 1993, an increase of $1.4 million, or 1.4%, over 1992's total of $96.8 million. Personnel expense increased $2.0 million in 1993 as compared to 1992. Both compensation expense and the expense of providing insurance benefits contributed to this 4.3% increase.

     Other non-interest operating expenses showed a net decrease of approximately $500 thousand from 1992 to 1993. The positive effects of improving asset quality were evident in the 1993 reductions of $1.2 million in legal expense and $287 thousand in the expense of maintaining and operating OREO net of revenues generated by the properties prior to sale.

     In addition to the $60 million reduction in the reserve for possible loan losses discussed earlier, there was a decrease of $14 million from 1992 to 1993 in provisions for losses on OREO and other problem assets. This decrease is directly related to the Company's success in reducing its exposure to non-performing assets.

INCOME TAXES

     The Company provided for income taxes at an overall effective rate of 32.0% in 1993, up from the 30.6% rate in 1992. The effective rates in each period differ from the statutory rates of 35% in 1993 and 34% in 1992 primarily because of the tax exempt income earned on investments in state and municipal obligations. The higher effective rate in 1993 is largely the result of a lower proportion of tax-exempt to pre-tax income for 1993 compared to 1992.

ASSET/LIABILITY MANAGEMENT

     The asset/liability management process has as its focus the development and implementation of strategies in the funding and deployment of the Company's financial resources which is expected to maximize soundness and profitability
over time.   Such strategies reflect the goals set by the Company for capital adequacy, liquidity, and growth and the tolerance for risk established in Company policies.

INTEREST RATE RISK/INTEREST RATE SENSITIVITY

     The Company's financial assets and liabilities are subject to scheduled and unscheduled repricing opportunities over time. The Company's potential for generating net interest income, as well as the current market values of financial assets and liabilities, are sensitive to the levels of market interest rates available as these repricing opportunities arise. Interest rate risk is a measure of this potential volatility in net interest income and market values.

     As part of the asset/liability management process, the Company uses a variety of tools, including an earnings simulation model, to measure interest rate risk and to evaluate the impact of proposed changes in its internal strategies and potential changes in its economic environment. The interest rate sensitivity gap analysis, which compares the volume of repricing assets against repricing liabilities over time, is a relatively simple tool which is useful in highlighting significant short-term repricing volume mismatches but is limited in measuring the potential impact on earnings and net asset values.

     The following table presents the rate sensitivity gap analysis at December 31, 1993. The interest rates on most of the Bank's commercial loans vary with changes in its prime rate or the prime rates of certain money-center banks. These loans are assigned to the earliest repricing period in the rate sensitivity analysis. A substantial portion of loans shown in the analysis as repricing after one year is made up of fixed-rate real estate loans, both retail and commercial. These loans generally mature within five years. In preparing this analysis, deposit funding sources with no scheduled maturity or contractual repricing date are assigned to a particular repricing period after consideration of past and expected customer behavior in response to general market rate changes. Surveying the twelve-month period from December 31, 1993, the analysis indicates that the Company is in a balanced rate sensitivity position on a cumulative basis.

INTEREST RATE SENSITIVITY
- -------------------------
December 31, 1993
(dollars in millions)

                                                TIME TO MATURITY OR NEXT REPRICING
                                          -------------------------------------------------
                                           0-30   31-90    91-180   181-365   OVER 1
                                           DAYS    DAYS     DAYS      DAYS     YEAR  TOTAL
                                          -----  ------  -------  --------   ------  ------

ASSETS
   Securities held to maturity            $ 113  $   41  $    68  $    121   $1,109  $1,452
   Securities available for sale              3       6        8        16      149     182
   Loans                                    555      42       38        69      272     976
   Federal funds sold                       110       -        -         -        -     110
                                          -----  ------  -------  --------   ------  ------
     Total earning assets                 $ 781  $   89  $   114  $    206   $1,530  $2,720

SOURCES OF FUNDS
   Demand deposits                        $   -  $    -  $     -  $      -   $  784  $  784
   Savings deposits                           -       -        -         -      559     559
   Money market account
     deposits                                 -       -        -       331        -     331
   NOW account deposits                       -       -      244         -        -     244
   Eurodollar deposits                       61       -        -         -        -      61
   Trust deposits                            21       -        -         -        -      21
   Certificates of deposit                  118     143      172        40       32     505
   Funds purchased and
     repurchase agreements                  215       -        -         -        -     215
                                          -----  ------  -------  --------   ------  ------
     Total funding liabilities            $ 415  $  143  $   416  $    371   $1,375  $2,720

INTEREST RATE
     SENSITIVITY GAP                      $ 366  $  (54) $  (302) $   (165)  $  155       -

CUMULATIVE INTEREST
     RATE SENSITIVITY
     GAP                                  $ 366  $  312  $    10  $   (155)       -

CUMULATIVE INTEREST
     RATE SENSITIVITY
     GAP AS A PERCENT
     OF TOTAL EARNING
     ASSETS                                13.5%   11.5%    0.37%   (5.70)%       -

LIQUIDITY

     The Company and the Bank manage liquidity to ensure their ability to satisfy customer demand for credit, to fund deposit withdrawals, to meet operating and other corporate obligations, and to take advantage of investment opportunities, all in a timely and cost-effective manner. Traditionally, these liquidity needs have been met by maintaining a strong base of core deposits within the Bank and by carefully managing the maturity structure of the Bank's investment portfolio. The funds provided by current operations and forecasts of loan repayments are also considered in the liquidity management process.

     The Bank enters into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, mainly as part of its services to correspondent banks and certain other customers. Neither the Company nor the Bank has had to access short or long term debt markets as part of liquidity management.

     The following tables present information concerning deposits and short-term borrowings for the years 1993, 1992 and 1991.

DEPOSITS
- --------
(in thousands)

                                                         1993       1992       1991
                                                       --------   --------   --------
Average non-interest-bearing demand deposits in
 domestic bank offices                                  $732,734   $696,077   $661,043
Average NOW accounts in domestic offices                 344,249    339,909    264,013
Average savings and money market deposits in
 domestic bank offices                                   813,610    761,579    556,284
Average time deposits in domestic bank offices           520,721    597,555    894,110
Average time deposits in foreign banking offices           4,276      4,292      8,131

Remaining maturity of time certificates of deposit
 of $100,000 or more issued by domestic offices as
 of December 31, 1993:
   3 months or less                                     $145,578
   Over 3 through 6 months                                58,959
   Over 6 through 12 months                               20,639
   Over 12 months                                          9,306
                                                        --------

     Total certificates of deposit of
      $100,000 or more                                  $234,482
                                                        --------

Remaining maturity of time certificates of
 deposit of less than $100,000 issued by domestic
 offices as of December 31, 1993:
   3 months or less                                     $115,146
   Over 3 through 6 months                               112,991
   Over 6 through 12 months                               18,356
   Over 12 months                                         23,951
                                                        --------

     Total certificates of deposit of less than
      $100,000                                          $270,444
                                                        --------

     Total time certificates of deposit                 $504,926
                                                        ========


FEDERAL FUNDS PURCHASED AND BORROWINGS UNDER REPURCHASE AGREEMENTS
- ------------------------------------------------------------------
(in thousands)

                                                        1993       1992       1991
                                                    --------   --------   --------
Amount outstanding at year end                      $215,168   $210,488   $235,531
Weighted average interest rate at year end              2.91%      2.72%      3.89%

Average outstanding during the year                 $226,878   $247,948   $282,634
Weighted average interest rate for the year             2.76%      3.27%      5.40%

Maximum amount outstanding at any month end         $247,055   $268,540   $333,725

     Average core deposits, defined as all deposits other than time deposits of $100,000 or more, increased approximately $63 million in 1993 over the prior year. During 1993, core deposits comprised 90.2% of total average deposits, compared to 88.2% during 1992.

     As of December 31, 1993, $329 million or 22.7% of the portfolio of securities held to maturity was scheduled to mature within one year. An additional $182 million of investment securities are classified as available for sale at year end 1993, although management's determination of this classification does not derive primarily from liquidity considerations.

     The Bank had $399 million in unfunded loan commitments outstanding at December 31, 1993, an increase of $43 million from the level at December 31, 1992. Contingent obligations under letters of credit and financial guarantees of $58 million and available credit card lines of $26 million at year end 1993 were both down slightly from year end 1992. Draws under these financial commitments should not place any unusual strain on the Bank's or the Company's liquidity positions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



(dollars in thousands)                                     DECEMBER 31,
                                                        1993          1992
                                                    -----------   -------------
ASSETS
Cash and due from financial institutions..........  $   187,447   $   218,226
Investment in securities:
  Securities available for sale...................      182,030             -
  Securities held to maturity (fair value of
   $1,483,044 in 1993 and $1,502,785 in 1992).....    1,451,716     1,474,746
Federal funds sold................................      110,000       128,445
Loans.............................................      975,728     1,046,723
Less reserve for possible loan losses.............       44,485        98,558
                                                    -----------   -----------
  Loans, net......................................      931,243       948,165
Bank premises and equipment, net..................       60,175        62,610
Other real estate owned, net......................       16,126        40,142
Accrued income receivable.........................       29,142        27,565
Other assets......................................       34,661        53,133
                                                    -----------   -----------
    TOTAL ASSETS..................................  $ 3,002,540   $ 2,953,032
                                                    ===========   ===========
LIABILITIES
Deposits:
  Non-interest-bearing demand deposits............  $   784,410   $   812,471
  Interest-bearing deposits.......................    1,720,893     1,728,665
                                                    -----------   -----------
    Total deposits................................    2,505,303     2,541,136
Federal funds purchased and securities sold under
 repurchase agreements............................      215,168       210,488
Dividends payable.................................        1,925           960
Other liabilities.................................       21,106        14,917
                                                    -----------   -----------
    TOTAL LIABILITIES.............................  $ 2,743,502   $ 2,767,501
                                                    -----------   -----------
SHAREHOLDERS' EQUITY
Common stock, no par value: 40,000,000 shares
 authorized, 15,123,535 shares issued and
 14,446,957 shares outstanding in 1993,
 15,120,000 shares issued and 14,405,121 shares
 outstanding in 1992, after deduction of treasury
 stock............................................  $     2,800   $     2,800
Capital surplus...................................       47,897        47,448
Retained earnings.................................      212,533       142,383
Net unrealized gain on securities available for
 sale, net of tax effect of $1,660................        3,083             -
                                                    -----------   -----------
    Total.........................................      266,313       192,631
Treasury stock at cost, 676,578 shares in 1993
 and 714,879 shares in 1992, and unearned
 restricted stock compensation....................        7,275         7,100
                                                    -----------   -----------
    TOTAL SHAREHOLDERS' EQUITY....................  $   259,038   $   185,531
                                                    -----------   -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....  $ 3,002,540   $ 2,953,032
                                                    ===========   ===========

Note: All share and per-share figures in the consolidated financial statements give effect to the three-for-two stock splits effective February 22, 1993 and November 29, 1993.

The accompanying notes are an intergral part of these financial statements.

                 WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



(in thousands, except per-share amounts)            YEAR ENDED DECEMBER 31,
                                                   1993       1992       1991
                                                ---------  ---------  ---------
INTEREST INCOME
Interest and fees on loans..................    $  74,598  $  89,843  $ 121,452
Interest and dividends on investments-
  U.S. Treasury and agency securities.......       83,668     75,596     68,716
  Obligations of states and political
   subdivisions.............................        5,592      5,115      4,728
  Federal Reserve and corporate securities..        2,501      2,099      2,732
Interest on federal funds sold..............        3,145      4,702      7,197
Interest on deposits in other financial
 institutions...............................           26        400      1,953
                                                ---------  ---------  ---------
    TOTAL...................................    $ 169,530  $ 177,755  $ 206,778
                                                ---------  ---------  ---------
INTEREST EXPENSE
Interest on deposits........................    $  42,756  $  57,206  $  92,307
Interest on federal funds purchased and
 securities sold under repurchase agreement.        6,260      8,119     15,271
                                                ---------  ---------  ---------
    TOTAL...................................    $  49,016  $  65,325  $ 107,578
                                                ---------  ---------  ---------
Net interest income.........................    $ 120,514  $ 112,430  $  99,200
Provision for possible loan losses:
  Expense of providing loss reserves........            -      3,350     45,387
  Loss reserve reduction....................      (60,000)         _          -
                                                ---------  ---------  ---------
Net interest income after provision for
 possible loan losses.......................    $ 180,514  $ 109,080  $  53,813
                                                ---------  ---------  ---------
NON-INTEREST INCOME
Gain on sale of securities..................    $       -  $   5,429  $  18,376
Other non-interest income...................       30,991     27,215     26,923
                                                ---------  ---------  ---------
    TOTAL...................................    $  30,991  $  32,644  $  45,299
                                                ---------  ---------  ---------
NON-INTEREST EXPENSE
Salaries and employee benefits..............    $  48,264  $  46,297  $  43,383
Occupancy of bank premises, net.............        6,502      6,557      6,633
Other non-interest expenses.................       45,327     59,769     55,787
                                                ---------  ---------  ---------
    TOTAL...................................    $ 100,093  $ 112,623  $ 105,803
                                                ---------  ---------  ---------
Income (Loss) before income taxes and effect
 of accounting changes......................    $ 111,412  $  29,101  $  (6,691)
Income tax expense (benefit)................       35,645      8,899     (2,007)
                                                ---------  ---------  ---------
Income (loss) before effect of accounting
 changes....................................    $  75,767  $  20,202  $  (4,684)
Cumulative effect of accounting changes,
 net........................................          634          -          -
                                                ---------  ---------  ---------
Net income (loss)...........................    $  76,401  $  20,202  $  (4,684)
                                                =========  =========  =========
EARNINGS (LOSS) PER SHARE:
  Income (Loss) before cumulative effect of
   accounting changes.......................    $    5.25  $    1.41  $   (0.33)
  Cumulative effect of accounting changes,
   net......................................         0.05          -          -
                                                ---------  ---------  ---------
    Net income (loss).......................    $    5.30  $    1.41  $   (0.33)
                                                =========  =========  =========

The accompanying notes are an integral part of these financial statements.

                 WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN

                             SHAREHOLDERS' EQUITY




(in thousands, except share and per-share amounts)
                                                                                 NET
                                                                             UNREALIZED                 UNEARNED
                                                                               GAIN ON                 RESTRICTED
                                                                              SECURITIES                 STOCK
                                                 COMMON  CAPITAL   RETAINED   AVAILABLE    TREASURY      COMPEN-
                                                 STOCK   SURPLUS   EARNINGS   FOR SALE       STOCK       SATION      TOTAL
                                                 ------  -------  ---------  ------------  -----------  ----------  --------
Balance at December 31, 1990...................  $2,800  $47,200  $127,825      $     -     ($7,199)      $   -      $170,626
     Net loss for 1991.........................                     (4,684)                                            (4,684)
                                                 ------  -------  --------      ------      -------       -----      --------
Balance at December 31, 1991...................  $2,800  $47,200  $123,141      $    -      ($7,199)      $   -      $165,942
                                                 ------  -------  --------      ------      -------       -----      --------
     Net income for 1992.......................                     20,202                                             20,202
     Cash dividends declared, $0.07 per share..                       (960)                                              (960)
     Restricted stock issued, 37,125 shares....              145                                346        (491)            -
     Common stock issued in connection with
      stock options exercised, 20,925 shares...              103                                195                       298
     Amortization of unearned restricted stock
      compensation.............................                                                              49            49
                                                 ------  -------  --------      ------      -------       -----      --------
Balance at December 31, 1992...................  $2,800  $47,448  $142,383      $    -      ($6,658)      ($442)     $185,531
                                                 ------  -------  --------      ------      -------       -----      --------
     Net income for 1993.......................                     76,401                                             76,401
     Cash dividends declared, $0.43 per share..                     (6,251)                                            (6,251)
     Restricted stock issued, 36,000 shares....              364                                335        (699)            -
     Common stock issued:
        Employee savings plan purchases,
        3,266 shares...........................               76                                                           76
        Stock options exercised, 2,302 shares..                9                                 21                        30
     Amortization of unearned restricted
          stock compensation...................                                                             168           168
     Change in net unrealized gain on
      securities available for sale............                                  3,083                                  3,083
                                                 ------  -------  --------      ------      -------       -----      --------
Balance at December 31, 1993                     $2,800  $47,897  $212,533      $3,083      ($6,302)      ($973)     $259,038
                                                 ======  =======  ========      ======      =======       =====      ========

The accompanying notes are an integral part of these financial statements.

                 WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                                                          YEAR ENDED DECEMBER 31,
                                                                                    1993          1992         1991
                                                                              ------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)......................................................       $    76,401   $    20,202   $     (4,684)
 Adjustments to reconcile net income (loss) to cash provided by
  (used in) operating activities:
  Cumulative effects of accounting changes..............................              (634)           --             --
  Depreciation..........................................................             5,971         5,141          4,392
  Provision for (Reduction of) reserves for possible loan losses........           (60,000)        3,350         45,387
  Provision for losses on OREO and other problem assets.................             1,900        15,862         14,005
  Amortization of intangible assets and unearned restricted stock
   compensation.........................................................             3,833         3,657          3,562
  Accretion of discounts on investments in securities...................            (1,659)       (3,066)        (9,214)
  (Gains) Losses on sales of OREO and other property....................            (3,612)       (1,224)        (4,341)
  (Gains) Losses on sales of securities.................................                --        (5,429)       (18,376)
   Deferred tax expense (benefit).......................................            19,803        (1,605)       (10,479)
   Increase (Decrease) in accrued income taxes..........................               912        (2,985)        14,924
   (Increase) Decrease in accrued income receivable and other assets....            (1,351)       (1,402)         2,028
   Increase (Decrease) in accrued expenses and other liabilities........               500        (2,297)        (2,443)
                                                                               -----------   -----------   ------------
   Net cash provided by (used in) operating activities..................       $    42,064   $    30,204   $     34,761
                                                                               -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of investments in securities..................       $ 1,186,998   $ 1,102,244   $    704,376
 Proceeds from sales of investments in securities.......................                --       150,120        582,376
 Purchases of investments in securities.................................        (1,339,591)   (1,579,340)    (1,587,905)
 Net (increase) decrease in loans.......................................            75,322       192,494        152,004
 Net (increase) decrease in federal funds sold..........................            18,445        (1,320)        42,875
 Net (increase) decrease in interest-bearing deposits held in other
  financial institutions................................................                --        10,000         50,421
 Proceeds from sales of OREO and other property.........................            27,711        35,308         12,147
 Capital expenditures...................................................            (3,868)       (3,431)        (6,850)
 Other..................................................................            (1,526)        2,488            923
                                                                               -----------   -----------   ------------
 Net cash provided by (used in) investing activities....................       $   (36,509)  $   (91,437)  $    (49,633)
                                                                               -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in non-interest-bearing demand deposits........       $   (28,061)    $  96,648   $    (37,931)
 Net increase (decrease) in interest-bearing deposits other than
  certificates of deposit...............................................             6,725       213,348        332,322
 Net increase (decrease) in certificates of deposit.....................           (14,497)     (209,773)      (251,378)
 Net increase (decrease) in federal funds purchased and securities sold
  under repurchase agreements...........................................             4,680       (25,043)       (55,267)
 Exercise of stock options..............................................                30           271             --
 Sale of common stock and settlement of fractional shares...............                76            --             --
 Dividends paid.........................................................            (5,287)           --             --
                                                                               -----------   -----------   ------------
 Net cash provided by (used in) financing activities....................       $   (36,334)  $    75,451   $    (12,254)
                                                                               -----------   -----------   ------------
Net increase (decrease) in cash and cash equivalents....................       $   (30,779)  $    14,218   $    (27,126)
Cash and cash equivalents at the beginning of the year..................           218,226       204,008        231,134
                                                                               -----------   -----------   ------------
Cash and cash equivalents at the end of the year........................       $   187,447       218,226        204,008
                                                                               ===========   ===========   ============
Interest income received................................................       $   167,355   $   176,353   $    208,806
                                                                               ==========    ===========   ============
Interest expense paid...................................................       $    48,873   $    68,295   $    111,871
                                                                               ===========   ===========   ============
Net federal income taxes paid (refunded)................................       $    14,920   $    12,000   $    (10,033)
                                                                               ===========   ===========   ============

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Whitney Holding Corporation and its subsidiaries (the "Company") follow generally accepted accounting principles and policies within the banking industry. The following is a summary of the more significant policies.

CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiary, Whitney National Bank (the "Bank"). Intercompany accounts and transactions have been eliminated in consolidation.

     Certain balances in prior years have been reclassified to conform with this year's presentation.

CASH AND DUE FROM FINANCIAL INSTITUTIONS

     The Company considers cash and cash due from financial institutions as cash and cash equivalents for purposes of the consolidated statement of cash flows.

INVESTMENT IN SECURITIES

     In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities which the Company both positively intends and has the ability to hold to maturity are carried at amortized cost. These criteria are not considered satisfied when a security is available to be sold in response to changes in interest rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy.

     Debt securities and equity securities with readily determinable fair values that are acquired with the intention of being resold in the near term are classified under SFAS No. 115 as trading securities and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company does not currently hold any securities for trading purposes.

     Securities not meeting the criteria of either trading securities or securities held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related tax effects, as a separate component of shareholders' equity.

     The Company adopted this new standard effective December 31, 1993. As a result, investments in mortgage-backed securities were reclassified as of that date as securities available for sale and are being reported at fair value. Shareholders' equity was increased at year-end 1993 to reflect the tax-effected net unrealized holding gain on these securities which previously had been carried at the lower of either aggregate amortized cost or market. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect this change in accounting principle.

     Interest and dividend income earned on securities either held to maturity or available for sale is included in current earnings, including the amortization of premiums and the accretion of discounts using the interest method. The gain or loss realized on the sale of a security held to maturity or available for sale is computed with reference to its amortized cost and is also included in current earnings.

LOANS

     Loans are generally carried at the principal amounts outstanding, less unearned income and the reserve for possible loan losses.

     Interest on loans is accrued and credited to income based on the outstanding loan principal amounts. The accrual of interest on loans is discontinued when, in management's judgement, there is an indication that a borrower will be unable to meet contractual payments as they become due. For commercial and real estate loans, this generally occurs when a loan falls 90-days past due as to principal or interest, and the loan is not otherwise both well secured and in the process of collection. Upon discontinuance, accrued but uncollected interest is reversed against current income. Interest payments received on nonaccrual loans are used to reduce the reported loan principal until the collectibility of the remaining principal is reasonably assured.

     A nonaccrual loan may be reinstated to accrual status when full payment of contractual principal and interest is expected and this expectation is supported by current performance.

RESERVE FOR POSSIBLE LOAN LOSSES

     The reserve for possible loan losses is maintained at a level which, in management's judgment, is considered adequate to absorb potential losses inherent in the loan portfolio. The adequacy of the reserve is evaluated by management on an ongoing basis. As adjustments to the level of reserves become necessary, they are reported in current earnings. The factors considered in this evaluation include estimated potential losses from specific lending relationships, including unused loan commitments and credit guarantees; general economic conditions; economic conditions affecting specific classes of borrowers or types of loan collateral; historical loss experience; and various trends in loan portfolio characteristics, such as volume, maturity, customer mix, delinquencies and nonaccruals.

     As actual loan losses are incurred, they are charged against the reserve. Recoveries on loans previously charged off are added back to the reserve.

FORECLOSED ASSETS

     Collateral acquired through foreclosure or in settlement of loans is classified as either other real estate owned ("OREO") or other assets and is carried at its fair value, net of estimated costs to sell, or the remaining investment in the loan, whichever is lower. At acquisition, any excess of the recorded loan value over the estimated fair value of the collateral is charged against the allowance for possible loan losses. After acquisition, valuation allowances are established with a charge to current earnings to adjust the reported value of foreclosed assets to reflect changes in the estimate of a property's fair value or selling costs. Revenues and expenses associated with the management of foreclosed assets prior to sale are included in current earnings.

BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are carried at cost, net of accumulated depreciation, as follows (in thousands):

                               1993     1992
                              -------  -------
Land                          $15,580  $16,133
Buildings and improvements     32,200   33,240
Furnishings and equipment      12,395   13,237
                              -------  -------
                              $60,175  $62,610
                              =======  =======

     Accumulated depreciation was $57,408,000 in 1993 and $51,437,000 in 1992. Provisions for depreciation included in non-interest expenses were computed primarily on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range mainly from 15 to 45 years for buildings and improvements and from 5 to 7 years for furnishings and equipment.

INCOME TAXES

     Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." In general, under this new accounting standard, the tax consequences of all temporary differences that arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either tax liabilities to be settled in the future or tax assets that will be realized as a reduction of future taxes. The change in net deferred assets or liabilities between periods is recognized as a deferred tax expense or benefit in the consolidated statement of operations.

     In prior years, a deferred tax expense or benefit was provided on those items of income and expense which were recognized in different time periods for financial statement and income tax purposes. See Note 4 for a more detailed discussion of the accounting for income taxes and of the impact of the adoption of SFAS No. 109 in 1993.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is calculated using the weighted average number of shares outstanding during each period presented. Potentially dilutive common stock equivalents consist of stock options which have been granted to certain officers. Incorporating these common stock equivalents into the calculation of earnings (loss) per share using the treasury method does not materially affect the reported results whether on a primary or fully-diluted basis.

     All share and per-share data in this report on Form 10-K reflect the three-for-two stock splits that were effective February 22, 1993 and November 29, 1993.

(2) INVESTMENT IN SECURITIES

     Summary information regarding securities available for sale and securities held to maturity follows.

                                        Securities Available for Sale
                          ----------------------------------------------------------
                          WEIGHTED                   GROSS       GROSS     ESTIMATED
(dollars in thousands)     AVERAGE     AMORTIZED   UNREALIZED  UNREALIZED    FAIR
December 31, 1993         MATURITY       COST         GAIN        LOSS       VALUE
                          ---------  ------------  ----------  ----------  ---------
Mortgage-backed
 securities               54.5 mos.  $177,287       $4,819         $76      $182,030
                          ---------  --------       ------         ---      --------
         TOTAL            54.5 mos.  $177,287       $4,819         $76      $182,030
                          =========  ========       ======         ===      ========


     As discussed in Note 1, the Company adopted SFAS No. 115 effective December 31, 1993. As a result, investments in mortgage-backed securities were reclassified as of that date as securities available for sale and are being reported at fair value. The tax-effected net unrealized holding gain on these securities at date of adoption of $3,083,000 is reported as a separate component of shareholders' equity.



                                          Securities Held to Maturity
                           ----------------------------------------------------------
                           WEIGHTED                   GROSS       GROSS       ESTIMATED
(dollars in thousands)      AVERAGE     AMORTIZED   UNREALIZED  UNREALIZED      FAIR
December 31, 1993          MATURITY       COST         GAIN        LOSS         VALUE
                           ---------  ------------  ----------  ----------    ---------
U.S. Treasury securities    27.0 mos.   $  934,134     $16,207      $  666   $  949,675
Securities of U.S.
 government agencies        20.1 mos.      366,938       6,700         432      373,206
State and municipal
    securities              74.4 mos.      112,324       7,335         291      119,368
Corporate bonds             17.1 mos.       34,534         767          30       35,271
Equity securities                   -        3,786       1,738           -        5,524
                            ---------   ----------     -------      ------   ----------
          TOTAL             31.5 mos.   $1,451,716     $32,747      $1,419   $1,483,044
                            =========   ==========     =======      ======   ==========

December 31, 1992
U.S. Treasury securities    26.1 mos.   $  785,269     $13,673      $  888   $  798,054
Securities of U.S.
 government agencies        29.8 mos.      385,664       5,079         362      390,381
Mortgage-backed
    securities              63.7 mos.      184,137       3,296           -      187,433
State and municipal
    securities              78.5 mos.       86,832       4,460          93       91,199
Corporate bonds             23.7 mos.       28,896       1,006           5       29,897
Equity securities                   -        3,948       1,873           -        5,821
                            ---------   ----------     -------      ------   ----------
          TOTAL             33.6 mos.   $1,474,746     $29,387      $1,348   $1,502,785
                            =========   ==========     =======      ======   ==========


     At December 31, 1993 and 1992, U.S. Treasury and agency securities with a carrying value of $477,904,000 and $432,751,000, respectively, were pledged to secure public and trust deposits or sold under repurchase agreements.

     There were no sales from the securities portfolios during 1993. Proceeds from sales of investment securities during 1992 were $150,120,000. In 1992, the Company sold a block of mortgage-backed securities that was experiencing excessive early payoffs because of declining mortgage rates and replaced it with a block of mortgage-backed securities that offered a more stable return. The Company realized a $5.4 million gain as a result of this transaction. In 1990, the Company developed and began to implement a strategy to balance maturities and liquidity needs and to diversify and increase yields in the investment securities portfolio.

Repositioning the portfolio in line with this strategy resulted in the realization of $18,376,000 in gains in 1991 on sales of $582,377,000.

     The amortized cost and estimated fair value of investment securities held to maturity at December 31, 1993, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)                                ESTIMATED
MATURITY DISTRIBUTION             AMORTIZED      FAIR
DECEMBER 31, 1993                   COST         VALUE
                                 -----------  ----------
1 year or less                    $  329,701  $  332,183
1 - 5 years                        1,023,563   1,043,385
5 - 10 years                          77,500      83,067
Over 10 years                         20,952      24,409
                                  ----------  ----------
                                  $1,451,716  $1,483,044
                                  ==========  ==========


(3) LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

     The composition of the Company's loan portfolio at December 31, was as follows (in thousands):

                                                  1993        1992
                                                ---------  -----------
Commercial, financial and agricultural loans     $569,812   $  574,721
Real estate loans - commercial and other          260,307      292,752
Real estate loans - retail mortgage                71,363       88,590
Loans to individuals                               74,246       90,660
                                                 --------   ----------
                                                 $975,728   $1,046,723
                                                 ========   ==========

     The Company's lending activity, both commercial and retail, is conducted primarily among customers in Louisiana and Mississippi. In its market area, the Company serves a broad base of commercial customers in diverse industries.

     Within the portfolio, the Company maintains a relatively significant concentration of outstanding credits and loan commitments to customers involved in the oil and gas industry. At December 31, 1993, outstanding loans to this industry totalled $78,488,000, and unused loan commitments and letters of credit and guarantees were $99,727,000 and $15,959,000, respectively. The operations of this industry have been stabilizing in recent years, following a period of severe decline and major restructuring which had adversely impacted the overall economy of the Company's market area. Management continues to closely monitor its lending relationships in this industry.

     The total of commercial and other real estate loans shown above includes both those for which the primary source of repayment is the operation or sale of the underlying project, as well as those secured by real estate employed in other operations of the customer. Unfunded commitments for loans secured by commercial or other real estate were $9,140,000 at December 31, 1993. Real estate values had declined steeply during the period of economic contraction in the Company's market area, but have in recent periods been stabilizing. The Company's portfolio of commercial and other real estate loans is diversified as to both the types of collateral property and the industries in which the properties are employed.

     Loans on which the accrual of interest had been discontinued totalled $33,631,000 and $70,640,000 at December 31, 1993 and 1992, respectively. If interest on nonaccrual loans had been recognized in accordance with contractual terms, reported interest income would have been increased by approximately $1,458,000 in 1993, $6,256,000 in 1992, and $13,328,000 in 1991.

     The Bank has made loans, in the normal course of business, to certain directors and executive officers of the Company and to their associates (related parties). The aggregate amount of these loans was $31,341,000 and $27,907,000 at December 31, 1993 and 1992, respectively. During 1993, $78,061,000 of new loan advances were made, and repayments totalled $74,627,000. Outstanding commitments and letters of credit to related parties totalled $39,517,000 and $9,092,000 at December 31, 1993 and 1992, respectively. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than the normal risk of collectibility.

     The FASB has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which is effective January 1,

1995. This statement establishes standards, including the use of discounted cash flow techniques, for measuring the impairment of a loan when it is probable that the contractual terms will not be met. Adoption of this new accounting standard is not expected to have a significant impact on the Company's financial condition and results of operations based on the current loan portfolio.

     Changes in the reserve for possible loan losses for the three years ended December 31, 1993 were as follows (in thousands):


                                        1993      1992       1991
                                      --------  ---------  ---------
Balance at beginning of year          $ 98,558   $107,246   $ 90,845
Addition to (reduction of) reserve     (60,000)     3,350     45,387
Recoveries                              12,359      9,351      6,005
Loans charged off                       (6,432)   (21,389)   (34,991)
                                      --------   --------   --------
Balance at end of year                $ 44,485   $ 98,558   $107,246
                                      ========   ========   ========

(4) INCOME TAXES

     Income tax expense (benefit) consists of the following components for the three years ended December 31, 1993 (in thousands):


                                                     1993      1992      1991
                                                   --------  --------  --------
Included in income before cumulative
  effect of accounting changes:
  Current tax expense                              $15,842   $10,504  $  8,472
  Deferred tax expense (benefit)                    19,803    (1,605)  (10,479)
                                                   -------   -------  --------
                                                   $35,645   $ 8,899  $ (2,007)
                                                   =======   =======  ========
Included in cumulative effect of accounting
  changes:
  Deferred tax benefit related to adoption of
          SFAS No. 106 (Note 5)                    $(2,023)  $     -  $      -
                                                   =======   =======  ========

Included in shareholders' equity:
  Deferred tax expense related to
          net unrealized gain on
          securities available for sale (Note 2)   $ 1,660   $     -  $      -
                                                   =======   =======  ========


     Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under this new accounting standard, the tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either tax liabilities to be settled in the future or tax assets that will be realized as a reduction of future taxes. Among other provisions, SFAS No. 109 requires the use of currently enacted tax rates to measure these deferred tax assets and liabilities. The impact of any change in the enacted tax rates is included in the deferred tax expense or benefit recognized in the period in which the change occurs. The change in the net deferred tax asset or liability between periods represents the deferred tax expense or benefit recognized in the financial statements. With the adoption of SFAS No. 109, the Company recognized an additional net deferred tax asset of $4,574,000, which is reported in the consolidated statements of operations as a cumulative effect of an accounting change (Note 6).

     Net deferred income tax assets, which are included in other assets on the consolidated balance sheets, were approximately $19,046,000 and $34,113,000 at December 31, 1993 and 1992, respectively. The components of the net deferred tax asset as of December 31, 1993 were as follows (in thousands):

Deferred tax assets:

   Reserves for losses on loans, OREO, and
     other problem assets                     $18,646
   Unrecognized interest income                 4,688
   Employee benefit plan liabilities            2,659
   Other                                          725
                                              -------
       Total deferred tax assets              $26,718
                                              =======
Deferred tax liabilities:

     Accumulated depreciation and
       amortization                           $(5,887)
     Net unrealized gain on securities
       available for sale                      (1,660)
     Other                                       (125)
                                              --------
          Total deferred tax liabilities      $(7,672)
                                              ========

Net deferred tax asset                        $19,046
                                              ========

     For years ending before January 1, 1993, deferred tax expense (benefit) resulted from timing differences in the recognition of revenue and expense for income tax and financial statement purposes. For the year ended December 31, 1992, the most significant timing difference was the excess of interest income recognized for tax purposes over the amount recognized for financial statement purposes. The most significant timing difference in the year ended December 31, 1991 was in the excess of the provision for possible loan losses over losses recognized for income tax purposes. The sources of timing differences and the tax effects for the years ended December 31, 1992 and 1991 are summarized as follows (in thousands):


                                       1992      1991
                                     --------  ---------

Interest income recognition          $(1,791)  $ (2,887)
Accelerated depreciation and
   amortization                         (659)      (261)
Provisions for losses on loan,
   OREO, and other problem assets        655     (8,981)
Employee benefit plan expense           (202)        (1)
Utilization of net operating loss          -        512
Unrecognized tax benefit                 675      1,924
Other                                   (283)      (785)
                                     -------   --------
Deferred tax expense (benefit)       $(1,605)  $(10,479)
                                     =======   ========

     The effective tax rate is less than the statutory federal income tax rate in each of the three years in the period ended December 31, 1993 because of the following:

                                                     Percent of Income (Loss) Before Income Tax
                                                        1993         1992           1991
                                                        ----         ----          -----
Statutory tax rate                                      35.0%        34.0%         (34.0%)
Adjustments in rate resulting from -
   Tax exempt income                                    (1.9)        (5.9)         (25.1)
   Unrecognized tax benefit                                -          2.4           28.7
   Impact of change in enacted tax rate                 (1.0)           -              -
   Miscellaneous items                                  (0.1)         0.1            0.4
                                                        ----         ----          -----
Effective tax rate                                      32.0%        30.6%         (30.0%)
                                                        ====         ====          =====

     Under SFAS No. 109, the Company is required to establish a valuation allowance against the deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the asset will not be realized. Management has weighed the evidence, including current earnings performance, taxable income generated during available carryback periods, and the nature of significant deductible temporary differences, and believes that no valuation reserve is required as of December 31, 1993. Rules issued by regulatory agencies impose additional limitations on the amount of deferred tax assets that may be recognized when calculating regulatory capital ratios. The Company's ratio calculations were not affected by these rules at December 31, 1993.

(5) EMPLOYEE BENEFIT PLANS

     The Company has a noncontributory qualified defined benefit pension plan covering substantially all of its employees. The benefits are based on an employee's total years of service and his or her highest five-year level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate from time to time.

     In October, 1992, the Company authorized certain amendments to the defined benefit plan which were effective on January 1, 1993. The amendments included provisions to accelerate early retirement availability and to discontinue life insurance and disability benefits now provided by other Company-sponsored benefit programs. The amounts disclosed below as of December 31, 1993 and 1992, include consideration of these amendments.

     As of December 31, 1993, the actuarial present values of vested and total accumulated benefit obligations (excluding projected future increases in compensation levels) were $34,012,000 and $37,375,000, respectively, and as of December 31, 1992, $31,799,000 and $34,458,000, respectively.

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements (in thousands):

                                                                                             DECEMBER 31,
                                                                                           1993       1992
                                                                                         ---------  ---------
Actuarial present value of projected benefit obligation for services rendered to date    $(50,087)  $(42,965)
Plan assets at fair value, primarily U.S. Treasury securities and listed stocks            60,703     57,768
                                                                                         --------   --------
Plan assets in excess of projected benefit obligations                                   $ 10,616   $ 14,803
Unrecognized net actuarial gains                                                           (3,691)    (6,435)
Unrecognized net implementation asset                                                      (3,929)    (4,335)
Unrecognized prior service cost resulting from plan amendments                             (2,766)    (3,788)
                                                                                         --------   --------
Prepaid pension cost                                                                     $    230   $    245
                                                                                         ========   ========

     The net pension expense (benefit) recognized for 1993, 1992, and 1991 is comprised of the following components (in thousands):

                                                        1993        1992        1991
                                                     --------    --------    --------
Service cost for benefits during the period          $  1,688    $  1,498    $  1,251
Interest cost on projected benefit obligation           3,437       3,400       3,171
Actual return on plan assets                           (5,739)     (5,318)     (4,874)
Net amortization and deferral                             629         632         423
                                                     --------    --------    --------
Net pension expense (benefit)                        $     15    $    212    $    (29)
                                                     ========    ========    ========

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1993 and 8.0% in prior periods. For all periods presented, the Company assumed an 8.0% expected long-term rate of return on plan assets and an annual rate of increase in future compensation levels of 5.0%.

     For participants in the qualified defined benefit plan whose calculated benefits are reduced as a result of limitations under federal tax laws, the Company sponsors an unfunded non-qualified plan that provides benefits equal to those reductions. At December 31, 1993, the accrued pension cost and accumulated benefit obligation, substantially all of which is vested, related to this plan were $1,358,000 and $962,000, respectively. The net pension expense under the plan was $11,000, $55,000 and $163,000 in 1993, 1992, and 1991, respectively.

     Effective October 1, 1993, the Company converted its noncontributory employee thrift plan into an employee savings plan under Section 401(k) of the Internal Revenue Code. Under the new plan, which covers substantially all full-time employees, the Company will match the savings of each participant up to 3% of his or her compensation. Annual participant savings are limited by tax law. Participants are fully vested in their savings and in the matching Company contributions at all times. For 1993, the expense of the Company's matching contributions was approximately $245,000. There had been no Company contributions to the noncontributory thrift plan in 1993, 1992 or 1991. At current participation levels, the Company's annual matching contributions under the savings plan are expected to total approximately $1 million.

     The Company also maintains certain health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan, and the Company has established annual and lifetime maximum health care benefit limits. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This statement requires that the expected cost of providing these postretirement benefits be recognized during the period employees are actively working. Prior to 1993, the Company recognized the cost only as benefit payments were made to or on behalf of retirees. The Company continues to fund its obligations under the postretirement benefit plans as the benefit payments are made.

     Upon adoption of SFAS No. 106, the Company elected to immediately recognize the accumulated postretirement benefit obligation of $5,963,000. The expense related to the recognition of this transition obligation is reported, net of income tax effects of $2,023,000, as a cumulative effect of a accounting change in the consolidated statements of operations (Note 6).

     At December 31, 1993, the net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was approximately $6,306,000. The net periodic postretirement benefit expense recognized under SFAS No. 106 for 1993 was $450,000, including components for both the portion of the expected benefit obligation attributed to current service as well as interest on the accumulated benefit obligation. The expense recognized is not materially different from that which would have been reported under the previous accounting method.

     For the actuarial calculation of its postretirement benefit obligations at December 31, 1993, the Company assumed annual health care cost increases beginning at 12% and decreasing 0.6% per year to a 5.5% rate, and used a discount rate of 7.5% in determining the present value of projected benefits. A 1% rise in the assumed health care cost trend rates would not materially impact the accumulated benefit obligation or the periodic net benefit expense.

     The FASB has issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which is effective January 1, 1994. Postemployment benefits are those provided to former or inactive employees after active employment but before retirement. Given the current structure of such benefit programs offered by the Company, this accounting standard will not have a significant impact on the Company's financial position or results of operations when adopted.

     The Company has a long-term incentive program for which all employees are eligible. As of December 31, 1993, 494,625 shares of treasury stock are reserved for the purposes of this program, which include the granting of stock options and restricted, performance and phantom stock. The Company granted 36,000 shares of restricted stock to certain employees during 1993 for no cash consideration. During 1992, restricted stock grants totalled 37,125 shares. Employees receiving the grants are restricted from transferring or otherwise disposing of the stock until June, 1998, for the grants in 1993, and until May, 1997, for the 1992 grants. The market values of the restricted shares, determined as of the grant dates, were $699,000 and $491,000, respectively, for 1993 and 1992. These amounts are being amortized as compensation expense over the five year restriction periods. Compensation expense recognized during 1993 and 1992 related to these stock grants was $168,000 and $49,000, respectively.

     The following table summarizes stock option activity under the long-term incentive program for 1993 and 1992:


                                                 INCENTIVE OPTIONS                   NON-QUALIFIED OPTIONS
                                        ---------------------------------   ------------------------------------
                                                                  AVERAGE                                AVERAGE
                                                    EXERCISE      MARKET                  EXERCISE       MARKET
                                        SHARES       PRICE        PRICE     SHARES          PRICE        PRICE
                                        ------    ------------    ------    -------    --------------    ------
Balance, December 31, 1991                   -               -         -          -                 -         -
Options granted                         43,650    $      13.22    $13.22     32,850    $        13.22    $13.22
Options exercised                            -               -         -    (20,925)   $        13.22    $16.24
                                        ------    ------------    ------    -------    --------------    ------
Balance, December 31, 1992              43,650    $      13.22    $16.00     11,925    $        13.22    $16.00
Options granted                         50,497    $      19.42    $19.42     25,253    $        19.42    $19.42
Options exercised                       (2,302)   $      13.22    $22.35          -    $            -    $    -
                                        ------    ------------    ------    -------    --------------    ------
Balance, December 31, 1993              91,845    $13.22-19.42    $22.75     37,178    $13.22 - 19.42    $22.75
                                        ======    ============    ======    =======    ==============    ======

     The incentive and non-qualified options are exercisable at the market price on the grant dates. All outstanding options were exercisable at December 31, 1993.

     On February 28, 1990, an executive officer was granted options to purchase 33,750 shares of common stock of the Company at the then market price of $18.11 per share through February 28, 2000. At December 31, 1993, none of those options had been exercised. If this officer terminates his employment with the Company, the options will be exercisable for six months after his date of termination. The options will also be exercisable up to one year past the date of his death, but in no event beyond February 28, 2000.


(6) NET CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     The net cumulative effect of accounting changes reported in the consolidated statement of operation for 1993 consists of the following (in thousands):


Postretirement benefits expense (net of tax effect
  of $2,023) (Note 5)                                  $ (3,940)

Income taxes (Note 4)                                     4,574
                                                         ------
Net cumulative effect of accounting changes            $    634
                                                       ========

(7) OTHER REAL ESTATE OWNED

     Other real estate owned ("OREO") is comprised of real property collateral acquired through foreclosure or in settlement of loans and surplus banking property. With the exception of the pre-1933 properties discussed below, these properties are reported at their fair value, less expected disposition costs, or the recorded investment in the related loan, whichever is lower. Activity in the OREO valuation reserve for the three years ended December 31, 1993 was as follows (in thousands):

                           1993     1992     1991
                          -------  -------  -------
Balance at January 1     $ 2,272  $     -  $     -
Provisions                 2,956    3,777    6,940
Charge-offs               (1,438)  (1,505)  (6,940)
                         -------  -------  -------
Balance at December 31   $ 3,790  $ 2,272  $     -
                         =======  =======  =======

     OREO includes a variety of property interests which were acquired though routine banking transactions generally prior to 1933 and for which there existed no ready market. These were subsequently written down to a nominal holding value in accordance with general banking practice at that time. These property interests include a few commercial and residential site locations principally in the New Orleans area, ownership interests in scattered undeveloped acreage, and various mineral interests.

     Not included in OREO are real estate interests evidenced by stock ownership. Such stock is carried as an investment in securities and dividends are recognized as investment income.

     In 1991, the Company recorded a gain of approximately $4 million on the sale of one of the pre-1933 property interests. Other revenues derived from these direct and indirect property interests and related expenses have not been significant over the three-year period ended December 31, 1993.

(8) NON-INTEREST INCOME

     The components of non-interest income were as follows for the three years ended December 31, 1993 (in thousands):


                                         1993       1992       1991
                                        -------   -------   -------
Service charges on deposits             $15,613   $14,827   $11,581
Trust service fees                        2,740     2,821     2,749
Credit card income                        4,014     4,074     4,019
International services income             1,443       738       593
Investment services income                  873       895     1,030
Other fees and charges                    1,782     1,738     2,045
Net gains on sales of OREO                3,618     1,313     4,340
Other operating income                      908       809       566
                                         ------    ------   -------
Total other non-interest income          30,991    27,215    26,923
Gain on sale of securities                    -     5,429    18,376
                                         ------    ------   -------
Total non-interest income               $30,991   $32,644   $45,299
                                        =======    ======   =======

(9) NON-INTEREST EXPENSE

     The components of non-interest expense were as follows for the three years ended December 31, 1993 (in thousands):


                                                1993        1992        1991
                                              --------    --------    --------
Salaries and benefits                         $ 48,264    $ 46,297    $ 43,383
Occupancy of bank premises,net                   6,502       6,557       6,633
Furnishings and equipment,including
     data processing                             6,050       6,904       6,061
Deposit insurance and regulatory fees            6,885       5,627       5,510
Legal and other professional services            3,398       5,160       4,781
Security and other outside services              3,621       3,285       2,988
Postage and communications                       2,488       2,360       2,497
Credit card processing                           2,427       2,249       2,256
Stationery and supplies                          2,115       2,044       2,440
Taxes and insurance, other than real estate      1,881       2,194       2,101
Advertising                                      1,267       1,321       1,227
Amortization of intangible assets                3,664       3,608       3,562
OREO maintenance and operations, net             1,120       1,407       1,618
Provision for losses on OREO and
     other problem assets                        1,900      15,862      14,005
Other operating expense                          8,511       7,748       6,741
                                               -------     -------     -------

Total non-interest expense                    $100,093    $112,623    $105,803
                                              ========    ========    ========

(10) OTHER ASSETS AND LIABILITIES

     The significant components of other assets and other liabilities at December 31, 1993 and 1992, were as follows (in thousands):

                                         Other Assets
                                     -------------------
                                       1993       1992
                                     --------   --------
Net deferred tax asset               $19,046    $34,113
Costs in excess of net
    tangible assets acquired           8,258     11,922
Other                                  7,357      7,098
                                     -------    -------
Total other assets                   $34,661    $53,133
                                     =======    =======

     Costs in excess of the net tangible assets acquired in prior years' business combinations are being amortized over remaining lives ranging from one to twelve years as of December 31, 1993.

                                              Other Liabilities
                                              -----------------
                                                1993      1992
                                              -------   -------
Accrued interest payable                      $ 2,718   $ 2,576
Obligation for postretirement
  benefits other than pensions                  6,306         -
Accrued taxes and expenses                      8,402    10,639
Other                                           3,680     1,702
                                              -------   -------
Total other liabilities                       $21,106   $14,917
                                              =======   =======


(11) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." In cases where quoted market prices are not available, fair values have been estimated using present value or other valuation techniques. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.


                                                   DECEMBER 31, 1993             DECEMBER 31, 1992
                                                                   (in thousands)
                                             ----------------------------------------------------------
                                              CARRYING        ESTIMATED       CARRYING       ESTIMATED
                                               AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                             ----------      ----------     -----------      ----------
ASSETS:
Cash and due from financial
    institutions                             $  187,447      $  187,447      $  218,226      $  218,226
Federal funds sold                              110,000         110,000         128,445         128,445
Investment in securities                      1,633,746       1,665,074       1,474,746       1,502,785
Loans, net                                      931,243         935,641         948,165         998,660
Interest receivable and
    other assets                                 31,338          31,338          27,656          27,656

LIABILITIES:
Deposits                                     $2,505,303      $2,505,784      $2,541,136      $2,541,438
Federal funds purchased and
    other short-term borrowings                 215,168         215,168         210,488         210,488
Interest payable and
    other liabilities                             7,752           7,752           6,131           6,131

     The following significant methods and assumptions were used by the Company in estimating the fair value of financial instruments.

CASH AND SHORT-TERM INVESTMENTS

     The carrying value of highly liquid instruments, such as cash on hand, interest-and non-interest bearing deposits in financial institutions, and federal funds sold, provides a reasonable estimate of their fair value.

INVESTMENT SECURITIES

     Substantially all of the Company's investment securities are traded in active markets. Fair value estimates for these securities are based on quoted market prices obtained from independent pricing services. The carrying amount of accrued interest on securities approximates its fair value.

LOANS, NET

     For loans with rates that are repriced in coordination with movements in market rates and with no significant change in credit risk, fair value estimates are based on carrying values. The fair values for other loans are estimated through discounted cash flow analysis, using current rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments are made to reflect probable credit losses. The carrying amount of accrued interest on loans approximates its fair value.

DEPOSITS

     SFAS No. 107 specifies that the fair value of deposit liabilities with no defined maturity is to be disclosed as the amount payable on demand at the reporting date, i.e., at their carrying or book value. These deposits, which include interest and non-interest checking, passbook savings, and money market accounts, represented approximately 80% of total deposits at December 31, 1993 and 1992. The fair value of fixed maturity deposits is estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities. The carrying amount of accrued interest payable on deposits approximates its fair value.

     The economic value attributable to the relationship with depositors who provide low-cost funds to the Company is viewed as a separate intangible asset and is excluded in SFAS No. 107 from the definition of a financial instrument.

SHORT-TERM BORROWINGS

     The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, approximate their fair values.

OFF-BALANCE-SHEET INSTRUMENTS

     Off-balance-sheet financial instruments include commitments to extend credit, letters of credit, and other financial guarantees. The fair value of such instruments is estimated using fees currently charged for similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate. The estimated fair value for these instruments was insignificant at December 31, 1993 and 1992.


(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     In order to meet the financing needs of its customers, the Company deals in financial instruments that expose it to off-balance-sheet risk. These financial instruments include commitments to extend credit, letters of credit, and other financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position.

     The Company's exposure to credit loss in the event of nonperformance by other parties for commitments to extend credit and letters of credit and other financial guarantees written is represented by the contractual amount of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


                                              Contractual
                                                Amount
                                           December 31, 1993
                                           -----------------
                                            (in thousands)
Financial instruments whose contract
   amounts represent credit risk:
          Commitments to extend credit         $398,587
          Letters of credit and
           financial guarantees written          57,684
          Credit card lines                      25,682

     Commitments to extend credit and credit card lines are agreements to make a loan to a customer as long as there is no violation of any condition established in the commitment or credit card contract. Commitments generally have fixed expiration dates or other termination clauses and may require payments of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount outstanding does not necessarily represent total future cash outlay requirements.

     The amount of collateral, if any, required by the Company upon issuance of a commitment is based on management's credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     Letters of credit and financial guarantees written are conditional agreements issued by the Company to guarantee the performance of a customer to a third party. These agreements are primarily issued to support commercial trade. Agreements totalling $10.5 million at December 31, 1993 have original maturities greater than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds marketable securities as collateral to support those letters of credit and guarantees for which collateral is deemed necessary. Letters of credit and financial guarantees outstanding at December 31, 1993, ranged from unsecured to fully secured.

(13) REGULATORY MATTERS

     The Bank is required to maintain non-interest-bearing reserve balances with the Federal Reserve Bank to fulfill its reserve requirements. The average balance maintained was approximately $63,243,000 in 1993 and $61,182,000 in 1992.

     In 1990, the Company and the Bank entered into an agreement with federal bank regulators designed to ensure the continued strength of the institution and to improve its internal policies in certain respects. The terms of the agreement have been satisfied and the agreement was dissolved during 1993.

(14) COMMITMENTS AND CONTINGENCIES

     On December 21, 1993, the Company and the Bank entered into an agreement for the Bank to purchase substantially all of the assets and assume the deposit and certain other liabilities of Baton Rouge Bank and Trust. This transaction, which is expected to be completed in the first half of 1994, is subject to regulatory approvals and certain other conditions. The assets to be acquired total approximately $120,000,000. The final purchase price has not yet been determined.

     The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing with outside legal counsel pending and threatened actions, management is of the opinion that the ultimate resolution of these actions will not have a material effect on the Company's financial condition and results of operations.

     Management also does not believe that compliance with existing federal, state or local environmental laws and regulations will impose any material financial obligation on the Company or materially affect the realizable value of its assets.

     The Company owns its own main office building as well as most of its branch banking facilities and has not entered into material commitments under non-cancellable leases for facilities or equipment. The defined benefit retirement plan is sufficiently funded on an actuarial basis so as not to have required an additional contribution by the Company during 1993. Current projections do not indicate that a contribution will be required for 1994.

(15) PARENT COMPANY FINANCIAL STATEMENTS

Summarized parent-company-only financial statements of Whitney Holding Corporation follow (in thousands):

                                               December 31,
                                            1993          1992
                                          --------      --------
BALANCE SHEETS
Investment in Bank                        $258,066      $184,660
Dividends receivable                         1,925         1,000
Other assets                                   972           831
                                          --------      --------
Total assets                              $260,963      $186,491
                                          ========      ========

Dividends payable and
 other liabilities                        $  1,925      $    960
Shareholders' equity, net of treasury
 shares, and unearned restricted stock
 compensation                              259,038       185,531
                                          --------      --------
Total liabilities and
 shareholders' equity                     $260,963      $186,491
                                          ========      ========

STATEMENTS OF OPERATIONS                    1993          1992          1991
                                          --------      --------      -------
Dividend income from Bank                 $  6,252      $  1,000      $     -
Equity in undistributed earnings (loss)
 of the Bank                                70,155        19,135       (4,661)
Other income and (expenses), net                (6)           67          (23)
                                          --------      --------      -------
Net income (loss)                         $ 76,401      $ 20,202      $(4,684)
                                          ========      ========      =======

STATEMENTS OF CASH FLOWS                    1993          1992          1991
                                          --------      --------      -------
Cash flows from operating activities:
  Net income (loss)                       $ 76,401      $ 20,202      $(4,684)
  Adjustments to reconcile net
   income (loss) to net cash provided
   by (used in ) operating activities:
  Equity in undistributed
   (earnings) loss of the Bank             (70,155)      (19,135)       4,661
  (Increase) Decrease in dividend
   receivable                                 (925)       (1,000)           -
  Increase (Decrease) in other
   assets                                        2             5          (11)
                                          --------      --------      -------
  Net cash provided by
   (used in) operating
   activities                             $  5,323      $     72      $   (34)
                                          --------      --------      -------

Cash flows from investing activities:
  (Increase) Decrease in investment
   securities                             $   (130)     $   (375)     $     -
                                          --------      --------      -------
  Net cash provided by
   (used in) investing activities         $   (130)     $   (375)     $     -
                                          --------      --------      -------
Cash flows from financing activities:
  Dividends paid                          $ (5,287)     $      -      $     -
  Sale of common stock and settlement
   of fractional shares                         76             -            -
  Exercise of stock options                     30           271            -
                                          --------      --------      -------
  Net cash provided by
   (used in) financing activities         $ (5,181)     $    271      $     0
                                          --------      --------      -------
Net increase (decrease) in cash           $     12      $    (32)     $   (34)
Cash at the beginning of the year               24            56           90
                                          --------      --------      -------
Cash at the end of the year               $     36      $     24      $    56
                                          ========      ========      =======

          MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Whitney Holding Corporation is responsible for the preparation of the financial statements, related financial data and other information in this report on Form 10-K. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgement where appropriate. Financial information appearing throughout this report on Form 10-K is consistent with the financial statements.

     The Company's financial statements have been audited by Arthur Andersen & Co., independent public accountants. Management has made available to Arthur Andersen & Co. all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen & Co. during its audit were valid and appropriate.

     Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance. The Company maintains a strong internal control auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. As part of their audit of the Company's 1993 financial statements, Arthur Andersen & Co. considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has considered the internal auditor's and Arthur Andersen & Co.'s recommendations concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1993, the Company's system of internal control is adequate to accomplish the objectives discussed herein.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF WHITNEY HOLDING CORPORATION:

     We have audited the accompanying consolidated balance sheets of Whitney Holding Corporation (a Louisiana corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitney Holding Corporation and subsidiaries as of December 31, 1993 and 1992, and results of its operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Notes 4 and 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and for postretirement benefits other than pensions. As discussed in Notes 1 and 2 to the consolidated financial statements, effective December 31, 1993, the Company changed its method of accounting for certain investments in debt and equity securities.

                                            (SIGNATURE OF ARTHUR ANDERSEN & CO.
                                                       APPEARS HERE)

                                                   Arthur Andersen & Co.

New Orleans, Louisiana
January 13, 1994

SUMMARY OF QUARTERLY FINANCIAL INFORMATION
- ------------------------------------------

     The following quarterly financial information is unaudited. In the opinion of management all normal recurring adjustments necessary to present fairly the results of operations for such periods are reflected.

                                                                                       1993 - UNAUDITED
                                                                           (in thousands, except per-share amounts)
                                                                -------------------------------------------------------------
                                                                   4TH              3RD              2ND             1ST
                                                                  QUARTER         QUARTER          QUARTER          QUARTER
                                                                ----------      ----------        ----------       ----------
Interest income                                                 $   42,237      $   42,581        $   42,523       $   42,189
Net interest income                                                 30,245          30,468            30,327           29,474
Reduction in reserve for possible loan losses                            -          10,000            50,000                -
Income before taxes and accounting changes                          12,706          23,248            65,289           10,169
Net income                                                           9,010          15,935            43,704            7,752
Earnings per share for the three-month periods
 (based on weighted average number of shares
   outstanding)                                                 $     0.62      $     1.11        $     3.03       $     0.54
Dividend declared, per share                                    $     0.13      $     0.13        $     0.10       $     0.07
Range of closing stock prices                                    21 3/4-26       19 1/2-25 5/8     19 1/8-23 1/2   $15 3/4-23 1/2


                                                                                       1992 - UNAUDITED
                                                                           (in thousands, except per-share amounts)
                                                                -------------------------------------------------------------
                                                                   4TH              3RD              2ND             1ST
                                                                  QUARTER         QUARTER          QUARTER          QUARTER
                                                                ----------      ----------        ----------       ----------
Interest income                                                 $   43,500      $   44,156        $   44,051       $   46,048
Net interest income                                                 29,379          29,004            27,274           26,773
Provision for possible loan losses                                       -            (750)           (2,600)               -
Income before taxes                                                  8,677           7,454             6,852            6,118
Net income                                                           6,004           5,249             4,728            4,221
Earnings per share for the three-month periods
 (based on weighted average number of shares
   outstanding)                                                 $     0.42      $     0.37        $     0.33       $     0.29
Dividend declared, per share                                    $     0.07      $        -        $        -       $        -
Range of closing stock prices                                    14 1/4-16 7/8   14 1/4-17 1/4     11 1/4-14 5/8     8 3/8-12

ITEM 9:  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In response to this item, registrant incorporates by reference the section entitled "Election of Directors" of the Proxy Statement dated March 24, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

     WILLIAM L. MARKS, 50, Chairman of the Board and Chief Executive Officer of WNB and the Company since February 28, 1990. Former Senior Executive Vice President and Regional Executive of AmSouth Bank NA, headquartered in Birmingham, Alabama, responsible for a division with $1 billion in assets and 702 employees.

     R. KING MILLING, 53, since 1978, Director, since December, 1984, Director and President, of the Bank and the Company.

     G. BLAIR FERGUSON, 50, since July, 1993, Executive Vice President, of the Bank. Former Executive Vice President and Regional Director of First City, Texas - Dallas.

     EDWARD B. GRIMBALL, 49, from September, 1990 to October, 1991, Vice President and Chief Financial Officer, since October, 1991, Executive Vice President and Chief Financial Officer, of the Bank and the Company. Former Senior Vice President, Comptroller and Secretary of Bank South Corp., a $5-billion multi-bank holding company headquartered in Atlanta, Georgia.

     KENNETH A. LAWDER, JR., 52, since December, 1991, Executive Vice President, of the Bank and the Company. Former Senior Vice President, Wachovia Bank NA., a $17-billion bank headquartered in Winston-Salem, North Carolina.

     JOSEPH W. MAY, 48, since December, 1993, Executive Vice President, of the Bank and the Company. Former Executive Vice President and Chief Credit Policy Officer, Comerica, Inc., a $27-billion bank headquartered in Detroit, Michigan.

ITEM 11: EXECUTIVE COMPENSATION

     In response to this item, registrant incorporates by reference the section entitled "Executive Compensation" of the Proxy Statement dated March 24, 1994.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In response to this item, registrant incorporates by reference the sections entitled "Voting Securities and Principal Holders Thereof" and "Election of Directors" of the Proxy Statement dated March 24, 1994.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of the Proxy Statement dated March 24, 1994.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) Financial Statements and Schedules

     The following consolidated financial statements of the Company and its subsidiaries are included in Part II Item 8:


                                                                     Page Number
                                                                     -----------
          Consolidated Balance Sheets --
             December 31, 1993 and 1992                                    19

          Consolidated Statements of Operations --
             Years Ended December 31, 1993, 1992, and 1991                 20

          Consolidated Statements of Shareholders' Equity --
             Years Ended December 31, 1993, 1992, and 1991                 21

          Consolidated Statements of Cash Flows --
             Years Ended December 31, 1993, 1992, and 1991                 22

          Notes to Financial Statements                                    23

          Report of Independent Public Accountants                         37

          Summary of Quarterly Financial Information                       38


     All schedules have been omitted because they are either not applicable or the required information has been included in the financial statements or notes to the financial statements.

(a)  (3) Exhibits:

          Exhibit 3.1 - Copy of Composite Charter, incorporated by reference to the Company's March 31, 1993 Form 10-Q

          Exhibit 3.2 - Copy of Bylaws, as amended, incorporated by reference to the Company's March 31, 1993 Form 10-Q

          Exhibit 10.1 - Stock Option Agreement between Whitney Holding Corporation and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

          Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's June 30, 1993 Form 10-Q

          Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling, incorporated by reference to the Company's June 30, 1993 Form 10-Q

          Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball, incorporated by reference to the Company's June 30, 1993 Form 10-Q

          Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr., incorporated by reference to the Company's June 30, 1993 Form 10-Q

          Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson, incorporated by reference to the Company's September 30, 1993 From 10-Q

          Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May, effective December 13, 1993

          Exhibit 10.8 - Long-term incentive program, incorporated by reference to the Company's 1991 Form 10-K

          Exhibit 10.9 - Executive compensation plan, incorporated by reference to the Company's 1991 Form 10-K

          Exhibit 10.10 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers, incorporated by reference to the Company's June 30, 1992 Form 10-Q

          Exhibit 10.11 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers, incorporated by reference to the Company's June 30, 1992 Form 10-Q

          Exhibit 10.12 - Directors' Compensation Plan, incorporated by reference to the Company's Proxy Statement dated March 24, 1994

          Exhibit 21 - Subsidiaries

          Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank.
          All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

     (b) No report on Form 8-K was required to be filed by the Registrant during the last quarter of 1993.


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WHITNEY HOLDING CORPORATION
                                             (Registrant)



                                   By:  /s/    William L. Marks
                                        -----------------------------
                                        William L. Marks
                                        Chairman of the Board and
                                        Chief Executive Officer   March 23, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /s/   William L. Marks                        Chairman of the Board and
- ------------------------------------,              Chief Executive Officer and
         William L. Marks                          Director                            March 23, 1994


   /s/   R. King Milling                         President and Director                March 23, 1994
- ------------------------------------,
          R. King Milling


   /s/   Edward B. Grimball                       Executive Vice President & C.F.O.
- ------------------------------------,               (Principal Accounting Officer)      March 23, 1994
         Edward B. Grimball


   /s/   John G. Phillips                         Director                              March 23, 1994
- ------------------------------------,
         John G. Phillips


   /s/   W.P. Snyder III                          Director                              March 23, 1994
- ------------------------------------,
         W.P. Snyder III


   /s/  Robert H. Crosby, Jr.                     Director                              March 23, 1994
- ------------------------------------,
        Robert H. Crosby, Jr.


   /s/   Richard B. Crowell                       Director                              March 23, 1994
- ------------------------------------,
         Richard B. Crowell


   /s/    James M. Cain                           Director                              March 23, 1994
- ------------------------------------,
          James M. Cain


   /s/  Harry J. Blumenthal, Jr.                  Director                              March 23, 1994
- ------------------------------------,
        Harry J. Blumenthal, Jr.


   /s/    Robert E. Howson                        Director                              March 23, 1994
- ------------------------------------,
          Robert E. Howson


   /s/    Warren K. Watters                       Director                              March 23, 1994
- ------------------------------------,
          Warren K. Watters


   /s/   John K. Roberts, Jr.                     Director                              March 23, 1994
- ------------------------------------,
         John K. Roberts, Jr.

                                                  Director
- ------------------------------------,
          William A. Hines


   /s/   E. James Kock, Jr.                       Director                             March 23, 1994
- ------------------------------------,
         E. James Kock, Jr.

                                                  Director
- ------------------------------------,
          John J. Kelly