Form 10-Q
period 1994-03-31
WHITNEY HOLDING CORP
filed 1994-05-12
CIK 106926

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                   OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission file number 0-1026


                       WHITNEY HOLDING CORPORATION
         (Exact name of registrant as specified in its charter)

                      Louisiana                  72-6017893
    ----------------------------------------------------------------
     (State or other jurisdiction of incorporation or organization)
                  (I.R.S. Employer Identification No.)


           228 St. Charles Avenue, New Orleans, Louisiana 70130
    -----------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)


                              (504) 586-7272
   ------------------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----     -----

The Company has only one class of common stock, of which 14,550,124 shares were outstanding on April 30, 1994.


An exhibit index appears on page 17.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                          Page

Part I.  Financial Information

   Item 1. Financial Statements:
     Consolidated Balance Sheets..........................................3
     Consolidated Statements of Operations................................4
     Consolidated Statements of Cash Flows................................5
     Notes to Financial Statements........................................6

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................8


Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K...............................17

Signature.................................................................18

WHITNEY HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


        (dollars in thousands, unaudited)           March 31, December 31,
                                                      1994        1993
                                                   ----------  ----------
ASSETS                                             (unaudited)
Cash and due from financial institutions             $192,475    $187,447

Investment in securities:
     Securities available for sale...............     170,349     182,030
     Securities held to maturity (fair value of
     $1,511,952 in 1994 and $1,483,044 in 1993)     1,505,257   1,451,716

Federal funds sold...............................     152,800     110,000

Loans............................................     977,367     975,728
Less reserve for possible loan losses............      39,418      44,485
                                                   ----------  ----------
   Loans, net....................................     937,949     931,243

Bank premises and equipment, net.................      63,322      60,175
Other real estate owned, net.....................      13,368      16,126
Accrued income receivable........................      31,189      29,142
Other assets.....................................      44,809      34,661

          TOTAL ASSETS...........................  $3,111,518  $3,002,540
                                                   ==========  ==========

LIABILITIES

Deposits:
     Non-interest-bearing demand deposits........    $784,833    $784,410
     Interest-bearing deposits...................   1,767,707   1,720,893
                                                   ----------  ----------
         Total deposits..........................   2,552,540   2,505,303

Federal funds purchased and securities sold under
  repurchase agreements..........................     258,241     215,168

Dividends payable................................       2,169       1,925

Other liabilities................................      26,524      21,106
                                                   ----------  ----------
          TOTAL LIABILITIES......................  $2,839,474  $2,743,502


SHAREHOLDERS' EQUITY
Common stock, no par value: 40,000,000 shares
  authorized, 15,216,803 shares issued and
  14,548,762 shares outstanding in 1994,
  15,123,535 shares issued and 14,446,957
  in 1993, after deduction of treasury stock           $2,800      $2,800

Capital surplus..................................      50,006      47,897

Retained earnings................................     226,079     212,533

Net unrealized gain on securities available for
  sale, net of tax effect of $160 in 1994 and
  $1,660 in 1993.................................         295       3,083
                                                   ----------  ----------
          Total..................................     279,180     266,313

Treasury stock at cost, 668,041 shares in 1994
   676,578 shares in 1993, and unearned
   restricted stock compensation.................       7,136       7,275
                                                   ----------  ----------
          TOTAL SHAREHOLDERS' EQUITY.............    $272,044    $259,038
                                                   ----------  ----------
          TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY.............  $3,111,518  $3,002,540
                                                   ==========  ==========

        WHITNEY HOLDING CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts,         FOR THE 3 MONTHS
unaudited)                                        ENDED MARCH 31,
                                                1994          1993
                                             ----------    ----------
INTEREST INCOME
Interest and fees on loans..................    $18,079       $18,522
Interest and dividends on investments-
   U.S. Treasury and agency securities......     17,686        17,645
   Mortgage-backed securities...............      2,725         3,212
   Obligations of states and political
   subdivisions.............................      1,565         1,280
   Federal Reserve and corporate securities.        604           615
Interest on federal funds sold..............        883           913
                                             ----------    ----------
            TOTAL...........................    $41,542       $42,187
                                             ----------    ----------
INTEREST EXPENSE
Interest on deposits........................    $10,428       $11,052
Interest on federal funds purchased and
 securities sold under repurchase agreement       1,793         1,661
                                             ----------    ----------
            TOTAL...........................    $12,221       $12,713
                                             ----------    ----------
Net interest income.........................    $29,321       $29,474
Provision possible for loan losses:
    Expense of providing loss reserves......          -             -
    Loss reserve reduction..................    (10,000)            -
                                             ----------    ----------
Net interest income after provision
  for possible loan losses..................    $39,321       $29,474
                                             ----------    ----------
NON-INTEREST INCOME
Gain on sale of securities..................          -             -
Other non-interest income...................      9,049         7,193
                                             ----------    ----------
            TOTAL...........................     $9,049        $7,193
                                             ----------    ----------
NON-INTEREST EXPENSE
Salaries and employee benefits..............    $13,030       $11,628
Occupancy of bank premises, net.............      1,666         1,561
Other non-interest expenses.................     10,195        13,309
                                             ----------    ----------
            TOTAL...........................    $24,891       $26,498
                                             ----------    ----------
Income before income taxes and effect
    of accounting changes...................    $23,479       $10,169
Income tax expense .........................      7,762         3,051
                                             ----------    ----------
Income before effect of accounting changes..    $15,717        $7,118

Cumulative effect of accounting changes, net          -           634
                                             ----------    ----------
Net income .................................    $15,717        $7,752

EARNINGS PER SHARE:
      Income before cumulative effect
      of accounting changes.................      $1.09         $0.49
      Cumulative effect of accounting change          -          0.05
      Net Income............................      $1.09         $0.54

Weighted average number of
shares outstanding.......................... 14,452,250    14,405,346

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                      For the 3 Months
                                                                                       Ended March 31,
                                                                                      1994        1993
                                                                                   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................  $   15,717 $     7,752
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Cumulative effects of accounting changes..................................           -        (634)
      Depreciation..............................................................       1,506       1,415
      Provision for (Reduction of) reserves for possible loan losses............     (10,000)          -
      Provision for losses on OREO and other problem assets.....................          44       2,113
      Amortization of intangible assets and unearned restricted stock
         compensation...........................................................         976         940
      Amortization of premiums and discounts on investment securities, net......       3,569       2,860
      (Gains) Losses on sales of OREO and other property........................      (1,826)       (644)
      Deferred tax expense (benefit)............................................       2,127        (186)
      Increase (Decrease) in accrued income taxes...............................       5,035       3,235
      (Increase) Decrease in accrued income receivable and other assets.........      (4,710)     (6,039)
      Increase (Decrease) in accrued expenses and other liabilities.............        (781)      2,167
                                                                                   ----------  ----------
      Net cash provided by (used in) operating activities.......................      11,657      11,429
                                                                                   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities held to maturity...........     457,941     350,484
   Proceeds from maturities of investment securities available for sale.........      17,493           -
   Purchases of investment securities held to maturity..........................    (504,099)   (397,239)
   Purchases of investments available for sale..................................     (10,100)          -
   Net (increase) decrease in loans.............................................      64,998      94,978
   Net (increase) decrease in federal funds sold................................     (40,500)     (4,155)
   Proceeds from sales of OREO and other property...............................       2,128       6,031
   Capital expenditures.........................................................        (788)     (1,171)
   Net cash (paid) received in business acquisition.............................      35,659           -
   Other........................................................................        (181)       (432)
                                                                                   ----------  ----------
   Net cash provided by (used in) investing activities..........................      22,551      48,496
                                                                                   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in non-interest-bearing demand deposits..............     (23,053)    (95,637)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit...................................................     (46,395)     11,094
   Net increase (decrease) in certificates of deposit...........................      (1,069)    (30,972)
   Net increase (decrease) in federal funds purchased and securities sold under
      repurchase agreements.....................................................      43,073      12,150
   Exercise of stock options....................................................         113           8
   Sale of common stock under employee savings plan.............................          76           -
   Dividends paid...............................................................      (1,925)       (960)
                                                                                   ----------  ----------
   Net cash provided by (used in) financing activities..........................     (29,180)   (104,317)
                                                                                   ----------  ----------

Net increase (decrease) in cash and cash equivalents............................       5,028     (44,392)
Cash and cash equivalents at the beginning of the period........................     187,447     218,226
                                                                                   ----------  ----------
Cash and cash equivalents at the end of the period..............................  $  192,475 $   173,834
                                                                                   ==========  ==========

Interest income received........................................................  $   39,990 $    39,067
                                                                                   ==========  ==========

Interest expense paid...........................................................  $   11,759 $    12,523
                                                                                   ==========  ==========

Federal income taxes paid.......................................................  $      600 $         -
                                                                                   ==========  ==========


WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Whitney Holding Corporation and its subsidiaries (the "Company") follow accounting and reporting policies generally accepted within the banking industry. The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Whitney National Bank (the "Bank"). All adjustments have been made which, in the opinion of management, are necessary to fairly state the financial results for the interim periods presented.

      Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The Company recommends that these financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1993.

      Certain balances in prior periods have been reclassified to conform with this period's financial presentation.

(2)   INVESTMENT IN SECURITIES

      Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities which the Company both positively intends and has the ability to hold to maturity are carried at cost. These criteria are not considered satisfied when a security is available to be sold in response to changes in rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy. Upon the adoption of SFAS No. 115, investments in mortgage-backed securities were reclassified as securities available for sale and are being reported at fair value. The tax-effected net unrealized holding gain or loss on these securities is reported as a separate component of shareholders' equity at March 31, 1994 and December 31, 1993. In accordance with SFAS No. 115, financial statements for periods prior to adoption have not been restated to reflect this change in accounting principle.

(3)   BUSINESS ACQUISITION

      On March 31, 1994, the Bank purchased substantially all of the assets and assumed the deposit accounts and certain other liabilities of Baton Rouge Bank and Trust Company. Included in the tangible assets acquired, whose fair value totalled approximately $118 million, were cash and cash items of $41 million, investment securities and federal funds sold of $13 million, and $59 million in commercial, real estate mortgage and personal loans, as well as six banking offices in the Baton Rouge area. The deposits assumed included approximately $24 million in non-interest-bearing demand deposits and $94 million in interest-bearing transaction, savings and time deposit accounts. The operating results from this acquisition will be reflected in the consolidated income statements beginning with the second quarter of 1994.

      As part of the acquisition price, which totalled approximately $9 million, Whitney Holding Corporation issued 90,909 shares of its common stock. The value of these shares of approximately $2 million was added to capital surplus.

(4)   EARNINGS PER SHARE

      Earnings per share is calculated using the weighted average number of shares outstanding during each period presented. Potentially dilutive common stock equivalents consist of stock options which were granted to certain officers in current and prior periods. Incorporating these common stock equivalents into the calculation of earnings per share using the treasury method does not materially affect the reported result whether on a primary or fully-diluted basis.

      All share and per-share data in this quarterly report reflect the three-for-two splits of the Company's stock that was effective February 22, 1993 and November 29, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

      For the first quarter of 1994, Whitney Holding Corporation had after-tax earnings of $15.7 million, or $1.09 per share. These results include the effect of a $10.0 million reduction in the level of the Bank's reserve for possible loan losses, which, after recognition of the related deferred tax expense of $3.5 million, contributed $6.5 million, or $0.45 per share, to first quarter net income. Excluding the impact of this reserve reduction, the Company had after-tax earnings of $9.2 million, or $0.64 per share, for the first quarter of 1994. This represents an increase of $1.4 million from the $7.8 million, or $0.54 per share, earned in the first quarter of 1993.

      The increase in earnings in 1994 before the effect of the reduction in the reserve for possible loan losses was attributable both to an increase in non-interest income as well as to an overall reduction in non-interest expense. Net interest income was virtually unchanged between the first quarters of 1994 and 1993.

      With recent rises in market interest rates, the Bank may experience some compression in its interest margin. The Bank's management has attempted to position the maturity and repricing of its various portfolios and funding sources to lessen the effect a change in rate environment would have on its interest margin and net interest income.

      The following compares the annualized return on average total assets and on average shareholders' equity for the three-month periods ended March 31, 1994 and 1993.

Return on average assets:
      1994: Total return                                  2.13%
             Effect of reserve reduction                  0.88%
             Return, net of effect of reserve reduction   1.25%

      1993                                                1.09%

Return on average shareholders' equity:
      1994: Total return                                  24.20%
            Effect of reserve reduction                   10.01%
            Return, net of effect of reserve reduction    14.19%

      1993                                                16.65%

      Average earning assets for the quarter ended March 31, 1994, excluding nonaccruing loans, increased $129 million or 5% to $2.67 billion from $2.54 billion for the first quarter of 1993. This increase was achieved through the rehabilitation or liquidation of non-performing assets, the reinvestment of operating cash flows, and modest growth in the average deposit base.

      Non-performing assets decreased $56.0 million, or approximately 58%, from $95.8 million on March 31, 1993, to $39.8 million on March 31, 1994. Since December 31, 1993, non-performing assets have been reduced some $10.1 million or 20%. The reserve for possible loan losses, after the $10 million reduction, was $39.4 million on March 31, 1994, an amount which represented 149% of non-performing loans and 2.7% of total loans. At year end 1993, the reserve coverage was 132% of non-performing loans and 3.5% of total loans on that date.

      Loan demand in the Company's market area remained sluggish in 1994's first quarter. Average loans totalled $922 million for the first quarter of 1994 compared with $943 million for the quarter ended December 31, 1993, a decline of 2.2%. Average loans have decreased 6.0% or $59.4 million from the first quarter of 1993 to the first quarter of 1994.

      Average total deposits showed modest growth of $25 million in the first quarter of 1994 compared to the quarter ended December 31, 1993. When compared with the same period in 1993, average deposits in 1994's first quarter are up $16 million or 1%.

      The Company's average investment in securities grew by $56 million or 3% in the first quarter of 1994 from the final quarter of 1993, as funds not needed to meet loan demand were made available to purchase investment securities. In comparison to the first quarter of 1993, average investments have increased $163 million or 10.9% in the first quarter of 1994, from $1.50 billion to $1.66 billion.

      On March 31, 1994, the Bank purchased substantially all of the assets and assumed the deposit accounts and certain other liabilities of Baton Rouge Bank and Trust Company. Included in the acquired assets, which totalled approximately $118 million, were $59 million in commercial, real estate mortgage and personal loans, and six banking offices in the Baton Rouge area. The deposits assumed included approximately $24 million in non-interest-bearing demand deposits and $94 million in interest-bearing transaction, savings and time deposit accounts. The Whitney will continue to operate all six branch locations.

      As part of the acquisition price, Whitney Holding Corporation issued 90,909 shares of its common stock.

      The Company declared a dividend of $0.15 per share in the first quarter of 1994, payable April 1, 1994.

FINANCIAL CONDITION

Loans

      Economic conditions in the Company's market area, which is primarily southern Louisiana and Mississippi, have in recent years slowed the overall demand for loans and have prompted efforts by many commercial loan customers to reduce their existing debt levels. Over this period, the Bank also consciously reduced its exposure to credits whose performance had been adversely affected by these economic conditions. The decrease in average loans outstanding during the first quarter of 1994 as compared with 1993 is largely a reflection of the prevailing economic conditions. This decrease was primarily concentrated in the commercial loan category.

      With the Baton Rouge acquisition, total loans outstanding of $977 million at March 31, 1994 were $29 million above the total of $948 million outstanding at the end of 1993's first quarter. Seasonal fluctuations in the credit needs of certain industries serviced by the Bank as well as other paydowns are reflected in smaller increase in total loans outstanding from year end 1993 to the end of 1994's first quarter.

Deposits

      Average total deposits increased $16 million to $2.45 billion in the first quarter of 1994 as compared to $2.43 billion in the first quarter of 1993. As is shown in Table 1, virtually all of this increase was in lower cost deposits, particularly regular savings deposits and non-interest-bearing demand deposits. Average time deposits, which includes both core deposits and certificates of deposit of $100,000 and over, were essentially unchanged between these periods. The Company has continued to emphasize offering core deposit products that respond to current market conditions while still yielding customers a meaningful rate of return.

Investment in Securities

      The Company's total investment in securities was $1.676 billion at March 31, 1994, an increase of approximately $42 million or 2.6% from the December 31, 1993 total of $1.634 billion. The average total investment securities portfolio outstanding rose $163 million between the first quarter of 1993 and the first quarter of 1994.

      As shown in Table 1, the major portion of the increased investment activity was directed to U. S. Treasury and government agency securities, excluding mortgage-backed issues. The mix of period-end and average investments has remained relatively stable, with Treasury and agency securities representing approximately 80% of the totals.

      The weighted-average maturity of the overall portfolio of securities was 30 months at March 31, 1994, down from 35 months at March 31, 1993. The weighted-average taxable-equivalent portfolio yield for the first quarter of 1994 was 5.69%, a decrease of 60 basis points from the 6.29% yield in the first quarter of 1993.

Asset Quality

      Overall asset quality has exhibited a trend of steady improvement over the past several years. As is shown in Table 2, during the first quarter of 1994, the Bank continued to be successful in its efforts to reduce all categories of its non-performing assets through the full rehabilitation of nonaccruing loans, the workout of troubled credits, or the sale of repossessed loan collateral.

      Non-performing assets totalled $39.8 million at March 31, 1994, some $10.1 million or 20% below the $49.9 million total at year end 1993 and $56.0 million or 58% lower than the total from a year earlier. For the first quarter of 1994, the Bank was successful in increasing its recovery of previously charged-off loans by $3.7 million as compared to the same period in 1993. At the same time, the Bank identified only $1.5 million of loans to be charged off in the first quarter of 1994, a decrease of $2.3 million from 1993.

      The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. The $10 million reduction in the reserve for possible loan losses during the first quarter of 1994 is a reflection of the trend of improvement in overall asset quality and management's determination that efforts to deal with asset quality issues have yielded lasting positive results. After the reduction, the reserve for possible loan losses represented 149% of non-performing loans at March 31, 1994. At year end 1993 this reserve coverage was 132%.

      The Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. No significant dispositions of these property interests were made during the year ended December 31, 1993 or the first three months of 1994. Future dispositions may result in the recognition of substantial gains.

Capital Adequacy

      The strong earnings reported for the first three months of 1994, including the effect of a reduction in the reserve for loan losses, are reflected in the increase in the Company's and the Bank's regulatory capital ratios between December 31, 1993 and March 31, 1994. Also contributing to this increase was the shift in the asset mix to investments in securities which are assigned a risk-weighting lower than for loans in the capital ratio
calculations.   For purposes of these calculations, capital does not currently include the net unrealized gain or loss on securities available for sale which is reported as a separate component of shareholders' equity.

      The Company's regulatory capital ratios, which are essentially the same as those calculated for the Bank, are shown here compared to the minimums currently required for regulatory classification as a "well capitalized" institution:

                                                     Required for
                        March 31,     December 31,   well-capitalized
                        1994          1993           institution
                        ============================================
Tier 1 risk-based
      capital ratio     19.26%        18.92%         6.00%

Total risk-based
      capital ratio     20.54%        20.19%         10.00%

Tier 1 leverage
      capital ratio     8.21%         8.23%          5.00%

RESULTS OF OPERATIONS

Net Interest Income

      Taxable-equivalent net interest income was virtually unchanged between the first quarters of 1994 and 1993, while the net interest margin declined to 4.51% in 1994 from 4.67% in 1993. A combination of factors contributed to this increase, the components of which are detailed in Table 1.

      Interest expense decreased approximately $500 thousand in 1994 as compared to 1993, despite a modest increase in average total deposits. This reflects both the favorable impact on the cost of funds of declining rates in recent years as well as the shift in the mix of deposits to non-interest-bearing and lower cost deposits between these periods.

      Interest income also decreased by approximately $500 thousand, both as a result of the decline in the yield on the investment securities portfolio and as the mix of interest-earning assets shifted away from loans to lower yielding investments in securities. The effective yield on the overall loan portfolio, including cash basis income recognized on nonaccruing loans, did not display the same decline as for investment securities. The impact of the decline in investment security yields on net interest income was further mitigated by the $129 million overall increase in average earning assets, excluding nonaccruing loans, from the first quarter of 1993 to the first quarter of 1994.

Other Income and Expense

      Non-interest income rose to $9.0 million in the first quarter of 1994, an increase of $1.8 million or 25.8% over the $7.2 million reported for the first quarter of 1993. Increase in fee income accounted for approximately $700 thousand of this overall increase, including income from service charges on deposit accounts, trust services, credit card and mortgage-banking operations, and international banking services. In addition, the net gain on sales of other real estate owned ("OREO") in 1994's first quarter was $1.1 million higher than that realized in the first quarter of 1993. There were no securities sales during the first quarter of either 1994 or 1993.

      Salaries and employee benefits expense totalled approximately $13.0 million for the first quarter of 1994 compared to $11.6 million for the first quarter of 1993, an increase of $1.4 million or 12.0%. This increase relates mainly to the expense of the 401(k) employee savings plan implemented in the fourth quarter of 1993 and to the expense of various compensation-related incentives.

      Total other non-interest expense declined $3.1 million or 23.3% to $10.2 million for the first quarter of 1994 from $13.3 million in the first quarter of 1993. The major reductions occurred in expenses related to problem assets. Provisions for losses on OREO an other problem assets during the quarter were $2.1 million lower in 1994 as compared to 1993. In addition, a recovery of legal fees associated with a problem asset resolution in the first quarter of 1994 contributed to a $700 thousand reduction in overall legal expense from 1993's first quarter. The expense of regulatory fees and assessments has also decreased between these quarterly periods, by approximately $400 thousand. With the Company's recent strong financial results, however, there has been an increase of approximately $300 thousand in the expense for state ad valorem tax that is calculated in part based on the Company's equity and earnings.

Income Taxes

      The Company provided for income taxes at an overall effective rate of 33.0% for the first quarter of 1994, up from 30.0% for the comparable period of 1993. The effective rates in each period differ from the statutory rates of 35% in 1994 and 34% in 1993 primarily because of the tax exempt income earned on investments in state and municipal obligations. The higher effective rate in 1994 is largely the result of a lower proportion of tax-exempt to pre-tax income for 1994 compared to 1993. The Company reviews its estimated annual effective tax rate throughout the year.

      The tax effect of the loan loss reserve reduction discussed earlier served to decrease the Company's net deferred tax asset by $3.5 million. The net deferred tax asset is included with other assets in the consolidated balance sheets.


Accounting Changes

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 109, "Accounting for Income Taxes," both effective as of January 1, 1993. Recording the cumulative effects of these accounting changes resulted in a nonrecurring increase in net income of $634,000 for the first quarter of 1993. Further details concerning these accounting changes are provided in the Company's report on Form 10-Q for the quarter ended March 31, 1993, and in its report on Form 10-K for the year ended December 31, 1993.

      Effective December 31, 1993, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The statement specifies criteria for classifying investments as either trading securities, securities held to maturity, or securities available for sale, and establishes reporting standards for each classification.

      Management considered the Company's existing investment portfolio and underlying asset/liability management policies and strategies in light of the new standard and determined that its investments in mortgage-backed securities met the criteria for classification as securities available for sale. These securities were reported at their estimated fair values at March 31, 1994 and December 31, 1993. The tax-effected net unrealized holding gain or loss on these securities is reported as a separate component of shareholders' equity in the consolidated balance sheets. The remaining portfolio of securities has been classified as held to maturity and continues to be reported at amortized cost. The Company currently maintains no trading portfolio.

LIQUIDITY AND OTHER MATTERS

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

      Average core deposits, defined as all deposits other than time deposits of $100,000 or more, grew some $13 million from $2.19 billion in the first quarter of 1993 to $2.20 billion in 1994's first quarter. Core deposits comprised approximately 90% of total average deposits for both of these periods.

      As of March 31, 1994, $404 million or 24.3% of the overall investment securities portfolio, including securities available for sale, was scheduled to mature within one year. Securities maturing within one year as of December 31, 1993, totalled $330 million or 20.2% of the investment portfolio at that date.

      The Bank had $459 million in unfunded loan commitments outstanding at March 31, 1994, an increase of $60 million from the level at December 31, 1993. Contingent obligations under letters of credit and financial guarantees increased slightly between these dates to a total of $59 million at March 31, 1994. Available credit card lines were $26 million at this date, essentially unchanged from year end 1993. Draws under these financial commitments should not place any unusual strain on the Company's liquidity position.

TABLE 1
WHITNEY HOLDING CORPORATION
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)

                                                            FIRST QUARTER 1994          FIRST QUARTER 1993
                                                        --------------------------- ----------------------------
                                                          Average   Income/  Yield/   Average    Income/  Yield/
                                                          Balance   Expense  Rate     Balance    Expense  Rate
                                                        ----------  -------  ------ ----------  --------  ------
ASSETS
   Loans (tax equivalent) (1),(2)......................   $921,564  $18,057  7.93 %   $980,968   $18,572  7.67 %
                                                        ----------  -------  ------ ----------  --------  ------
   U.S. Treasury securities............................   $970,891  $13,006  5.43 %   $833,232   $12,529  6.10 %
   U.S. government agency securities...................    361,925    4,680  5.17      361,738     5,116  5.66
   Mortgage-backed securities(3).......................    175,023    2,725  6.40      185,629     3,212  6.92
   State and municipal securities (tax equivalent)(1)..    116,686    2,408  8.25       86,461     1,940  8.98
   Corporate bonds and other securities................     38,430      604  6.29       32,907       615  7.48
Total investment in securities......................... $1,662,955  $23,423  5.69 % $1,499,967   $23,412  6.29 %
                                                        ----------  -------  ------ ----------   -------  ------
Federal funds sold.....................................    113,218      883  3.16 %    123,954       913  2.99 %
                                                        ----------  -------  ------ ----------   -------  ------
Total interest-earning assets.......................... $2,697,737  $42,363  6.35 % $2,604,889   $42,897  6.65 %
                                                        ----------  -------  ------ ----------   -------  ------
   Cash and due from financial institutions............    192,658                     191,653
   Bank premises and equipment, net....................     59,754                      62,533
   Other real estate owned, net........................     16,000                      39,209
   Other assets........................................     69,132                      84,720
   Reserve for possible loan losses....................    (46,160)                    (99,916)
                                                        ----------                  ----------
Total assets........................................... $2,989,121                  $2,883,088
                                                        ==========                  ==========
LIABILITIES
   Savings deposits....................................   $562,928   $3,771  2.72 %   $547,758    $3,933  2.91 %
   NOW and MMDA deposits...............................    589,002    2,610  1.80      624,826     3,275  2.13
   Time deposits.......................................    533,936    4,047  3.07      529,956     3,844  2.94
                                                        ----------  -------  ------ ----------   -------  ------
Total interest-bearing deposits........................ $1,685,866  $10,428  2.51 % $1,702,540   $11,052  2.63 %
                                                        ----------  -------  ------ ----------   -------  ------
   Federal funds purchased and
       repurchase agreements...........................    254,752    1,793  2.85 %    243,069     1,661  2.77 %
                                                        ----------  -------  ------ ----------   -------  ------
Total interest-bearing liabilities..................... $1,940,618  $12,221  2.55 % $1,945,609   $12,713  2.65 %
                                                        ----------  -------  ------ ----------   -------  ------
   Demand deposits, non-interest-bearing...............    759,563                     727,284
   Other liabilities...................................     25,517                      21,340
   Shareholders' equity................................    263,423                     188,855
                                                        ----------                  ----------
Total liabilities and shareholders' equity............. $2,989,121                  $2,883,088
                                                        ==========                  ==========
   Net interest income/margin (tax equivalent)(1)......             $30,142  4.51 %              $30,184  4.67 %
                                                                    =======  ======              =======  ======

(1) Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for 1994 and 34% for 1993.
(2) Average balance includes nonaccruing loans of $31,456 in 1994 and $67,428 in 1993.
(3) Average balance in 1994 includes unrealized gain on securities available for sale of $4,741. This gain is excluded in the yield calculation.


TABLE 2.
WHITNEY HOLDING CORPORATION
NON-PERFORMING ASSETS AND OTHER SELECTED DATA

(end of quarter, dollars in millions, unaudited)

                                                     1994            1993                             1992
                                                     -----  --------------------------   ------------------------------
                                                      1st    4th    3rd    2nd    1st      4th     3rd     2nd     1st
                                                     -----  -----  -----  -----  -----   ------  ------  ------  ------
Nonaccruing loans................................... $26.4  $33.6  $34.8  $39.8  $58.0    $70.6   $95.0  $114.1   $94.4

Restructured loans..................................     -      -      -      -      -        -       -       -     0.1
                                                     -----  -----  -----  -----  -----   ------  ------  ------  ------
   Total non-performing loans.......................  26.4   33.6   34.8   39.8   58.0     70.6    95.0   114.1    94.5

Other real estate owned, net........................  13.4   16.1   18.0   22.3   37.5     40.2    52.5    60.2    67.0

Other foreclosed assets.............................     -    0.2    0.2    0.2    0.3      0.4     1.4     2.6     2.2
                                                     -----  -----  -----  -----  -----   ------  ------  ------  ------
Total non-performing assets......................... $39.8  $49.9  $53.0  $62.3  $95.8   $111.2  $148.9  $176.9  $163.7
                                                     =====  =====  =====  =====  =====   ======  ======  ======  ======

Reserve for possible loan losses.................... $39.4  $44.5  $42.0  $49.6  $97.5    $98.6  $100.3  $101.5  $103.2
                                                     =====  =====  =====  =====  =====   ======  ======  ======  ======

Loans charged off during quarter, net of recoveries. ($4.9) ($2.5) ($2.4) ($2.1)  $1.1     $1.7    $2.0    $4.3    $4.0
                                                     =====  =====  =====  =====  =====   ======  ======  ======  ======

Net gain (loss) on sales of OREO during quarter.....  $1.8   $0.8   $0.3   $1.8   $0.7     $0.3    $0.1    $0.3    $0.6
                                                     =====  =====  =====  =====  =====   ======  ======  ======  ======

Reserve for possible
   loan losses as a percentage of:
   Total non-performing loans.......................  149%   132%   121%   125%   168%     140%    106%     89%    109%

   Total loans......................................  4.0%   4.6%   4.6%   5.2%  10.0%     9.4%    9.0%    8.8%    8.8%

Non-performing loans as a percent of
   total loans...................................... 2.70%  3.45%  3.80%  4.20%  6.12%    6.75%   8.91%   10.2%   8.05%

Non-performing assets as a percent of
   total assets..................................... 1.28%  1.66%  1.85%  2.18%  3.33%    3.77%   5.33%   6.37%   5.74%

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

   Exhibit 10.1 - Stock Option Agreement between Whitney Holding Corporation and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

   Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's June 30, 1993 Form 10-Q

   Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling, incorporated by reference to the Company's June 30, 1993 Form 10-Q

   Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball, incorporated by reference to the Company's June 30, 1993 Form 10-Q

   Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr., incorporated by reference to the Company's June 30, 1993 Form 10-Q

   Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson, incorporated by reference to the Company's September 30, 1993 Form 10-Q

   Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May, incorporated by reference to the Company's 1993 Form 10-K

   Exhibit 10.8 - Long-term incentive program, incorporated by reference to the Company's 1991 Form 10-K

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

(b) There were no reports filed on Form 8-K during the quarter for which this report is filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WHITNEY HOLDING CORPORATION
                                             (Registrant)


       May 11, 1994                       /s/ Edward B. Grimball
Date:_______________                 By:___________________________
                                        Edward B. Grimball
                                        Executive Vice President &
                                        Chief Financial Officer