Form 10-Q
period 1994-06-30
WHITNEY HOLDING CORP
filed 1994-08-11
CIK 106926

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission file number 0-1026


                             WHITNEY HOLDING CORPORATION
               (Exact name of registrant as specified in its charter)

                      Louisiana                  72-6017893
           ______________________________________________________________
           (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)


               228 St. Charles Avenue, New Orleans, Louisiana 70130
           ______________________________________________________________
                     (Address of principal executive offices)
                                  (Zip Code)


                                 (504) 586-7272
           ______________________________________________________________
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    _____     _____

The Company has only one class of common stock, of which 14,563,681 shares were outstanding on July 31, 1994.


An exhibit index appears on page 22.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                          Page

Part I.  Financial Information

     Item 1. Financial Statements:
                    Consolidated Balance Sheets..............................3
                    Consolidated Statements of Operations....................4
                    Consolidated Statements of Cash Flows....................5
                    Notes to Financial Statements............................6

     Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................11

Part II.  Other Information

     Item 4. Submission of Matters to a vote of Security
           Holders..........................................................21

     Item 6. Exhibits and Reports on Form 8-K...............................22

Signature...................................................................24

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                                                      June 30,       December 31,
                                                                                        1994             1993
                                                                                    -----------      ------------
ASSETS                                                                              (unaudited)
Cash and due from financial institutions..........................................    $169,518         $187,447

Investment in securities:
     Securities available for sale (at fair value)................................     153,650          182,030
     Securities held to maturity (fair value of $1,455,509 in 1994 and
          $1,483,044 in 1993).....................................................   1,478,517        1,451,716

Federal funds sold................................................................       5,350          110,000

Loans.............................................................................     994,221          975,728
Less reserve for possible loan losses.............................................      41,403           44,485
                                                                                    -----------      -----------
   Loans, net.....................................................................     952,818          931,243

Bank premises and equipment, net..................................................      63,220           60,175
Other real estate owned, net......................................................       7,312           16,126
Accrued income receivable.........................................................      29,272           29,142
Other assets......................................................................      41,937           34,661

          TOTAL ASSETS............................................................  $2,901,594       $3,002,540
                                                                                    ===========      ===========

LIABILITIES

Deposits:
     Non-interest-bearing demand deposits.........................................    $753,762         $784,410
     Interest-bearing deposits....................................................   1,671,338        1,720,893
                                                                                    -----------      -----------
         Total deposits...........................................................   2,425,100        2,505,303

Federal funds purchased and securities sold under repurchase agreements...........     176,775          215,168

Dividends payable.................................................................       2,184            1,925

Other liabilities.................................................................      20,456           21,106
                                                                                    -----------      -----------
          TOTAL LIABILITIES.......................................................  $2,624,515       $2,743,502


SHAREHOLDERS' EQUITY
Common stock, no par value: 40,000,000 shares authorized, 15,223,191 shares issued and 14,562,687 shares outstanding in 1994, 15,123,535 shares issued and 14,446,957 shares outstanding in 1993, after
    deduction of treasury stock...................................................      $2,800           $2,800

Capital surplus...................................................................      50,178           47,897


Retained earnings.................................................................     233,365          212,533

Net unrealized gain(loss) on securities available for sale, net of tax
     effect of $1,224 in 1994 and ($1,660) in 1993................................      (2,273)           3,083
                                                                                    -----------      -----------
          Total...................................................................     284,070          266,313

Treasury stock at cost, 660,504 shares in 1994 and 676,578 shares in
   1993, and unearned restricted stock compensation...............................       6,991            7,275
                                                                                    -----------      -----------
          TOTAL SHAREHOLDERS' EQUITY..............................................    $277,079         $259,038
                                                                                    -----------      -----------
          TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY..............................................  $2,901,594       $3,002,540
                                                                                    ===========      ===========
The accompanying notes are an integral part of these financial statements.

                                      Page 3 of 24

                                                                                     For the 3 Months           For the 6 Months
                                                                                       Ended June 30,             Ended June 30,
                                                                                      1994         1993         1994        1993
                                                                                  -----------  -----------  -----------  -----------
INTEREST INCOME
Interest and fees on loans.......................................................    $20,164      $18,749      $38,244      $37,272
Interest and dividends on investments-
      U.S. Treasury and agency securities........................................     18,264       17,687       35,954       35,333
      Mortgage-backed securities.................................................      2,610        3,282        5,335        6,494
      Obligations of states and political subdivisions...........................      1,613        1,379        3,178        2,659
      Federal Reserve and corporate securities...................................        590          594        1,190        1,209
Interest on federal funds sold...................................................        601          806        1,484        1,719
Interest on deposits in other financial institutions.............................          -           26            -           26
                                                                                  -----------  -----------  -----------  -----------
            TOTAL................................................................    $43,842      $42,523      $85,385      $84,712
                                                                                  -----------  -----------  -----------  -----------
INTEREST EXPENSE
Interest on deposits.............................................................    $11,219      $10,684      $21,647      $21,737
Interest on federal funds purchased and securities
      sold under repurchase agreement............................................      1,734        1,512        3,527        3,174
                                                                                  -----------  -----------  -----------  -----------
            TOTAL................................................................    $12,953      $12,196      $25,174      $24,911
                                                                                  -----------  -----------  -----------  -----------
Net interest income..............................................................    $30,889      $30,327      $60,211      $59,801
Provision for possible loan losses:
    Expense of providing loss reserves...........................................          -            -            -            -
    Loss reserve reduction.......................................................          -      (50,000)     (10,000)     (50,000)
                                                                                  -----------  -----------  -----------  -----------
Net interest income after provision for possible loan losses.....................    $30,889      $80,327      $70,211     $109,801
                                                                                  -----------  -----------  -----------  -----------
NON-INTEREST INCOME
Gain on sale of securities.......................................................        $44            -          $44            -
Other non-interest income........................................................      8,275        8,912       17,323       16,105
                                                                                  -----------  -----------  -----------  -----------
            TOTAL................................................................     $8,319       $8,912      $17,367      $16,105
                                                                                  -----------  -----------  -----------  -----------
NON-INTEREST EXPENSE
Salaries and employee benefits...................................................    $13,355      $11,860      $26,385      $23,488
Occupancy of bank premises, net..................................................      1,667        1,488        3,333        3,051
Other non-interest expenses......................................................     10,388       10,602       20,583       23,909
                                                                                  -----------  -----------  -----------  -----------
            TOTAL................................................................    $25,410      $23,950      $50,301      $50,448
                                                                                  -----------  -----------  -----------  -----------
Income before income taxes and effect of accounting changes......................    $13,798      $65,289      $37,277      $75,458
Income tax expense...............................................................      4,324       21,585       12,086       24,636
                                                                                  -----------  -----------  -----------  -----------
Income before effect of accounting changes.......................................     $9,474      $43,704      $25,191      $50,822
Cumulative effect of accounting changes, net.....................................          -            -            -          634
                                                                                  -----------  -----------  -----------  -----------
Net income.......................................................................     $9,474      $43,704      $25,191      $51,456
                                                                                  ===========  ===========  ===========  ===========
EARNINGS PER SHARE:
      Income before cumulative effect of accounting changes......................      $0.65        $3.03        $1.74        $3.52
      Cumulative effect of accounting changes, net...............................          -            -            -         0.05
                                                                                  -----------  -----------  -----------  -----------
     Net income..................................................................      $0.65        $3.03        $1.74        $3.57
                                                                                  ===========  ===========  ===========  ===========
Weighted average number of
   shares outstanding............................................................ 14,555,041   14,411,763   14,503,929   14,408,930
                                                                                  ===========  ===========  ===========  ===========
The accompanying notes are an integrated part of these financial statements.






                                            Page 4 of 24

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                  For the 6 Months
                                                                                   Ended June 30,
                                                                                  1994       1993
                                                                                ---------  ---------
Cash flows from operating activities:
   Net income................................................................  $  25,191 $   51,456
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Cumulative effects of accounting changes...............................          -       (634)
      Depreciation...........................................................      3,142      2,937
      Provision for (Reduction of) reserves for possible loan losses.........    (10,000)   (50,000)
      Provision for (Reduction of) losses on OREO and other problem assets...     (1,161)     1,267
      Amortization of intangible assets and unearned restricted stock
         compensation........................................................      2,118      1,883
      Amortization of premiums and discounts on investment securities, net...      7,159      6,206
      (Gains) Losses on sales of OREO and other property.....................     (2,898)    (2,441)
      (Gains) Losses on sales of securities..................................        (44)         -
      Deferred tax expense (benefit).........................................      3,392     17,471
      Increase (Decrease) in accrued income taxes............................     (1,729)       437
      (Increase) Decrease in accrued income receivable and other assets......     (1,708)    (2,353)
      Increase (Decrease) in accrued expenses and other liabilities..........        232        934
                                                                                ---------  ---------
      Net cash provided by (used in) operating activities....................     23,694     27,163
                                                                                ---------  ---------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity........    650,476    580,699
   Proceeds from maturities of investment securities available for sale......     30,240          -
   Proceeds from sales of investment securities held to maturity.............     10,064          -
   Purchases of investment securities held to maturity.......................   (683,502)  (622,919)
   Purchases of investment securities available for sale.....................    (10,100)         -
   Net (increase) decrease in loans..........................................     51,894     97,908
   Net (increase) decrease in federal funds sold.............................    106,950     (8,425)
   Proceeds from sales of OREO and other property............................     10,574     19,624
   Capital expenditures......................................................     (2,322)    (2,609)
   Net cash (paid) received in business acquisition..........................     35,659          -
   Other.....................................................................     (1,409)    (1,485)
                                                                                ---------  ---------
   Net cash provided by (used in) investing activities.......................    198,524     62,793
                                                                                ---------  ---------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits...........    (54,158)   (88,278)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit................................................   (132,378)   (28,113)
   Net increase (decrease) in certificates of deposit........................    (11,458)   (24,892)
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements............................................    (38,443)    (4,404)
   Exercise of stock options.................................................        213          8
   Sale of common stock under employee savings plan..........................        171          -
   Dividends paid............................................................     (4,094)    (1,920)
                                                                                ---------  ---------
   Net cash provided by (used in) financing activities.......................   (240,147)  (147,599)
                                                                                ---------  ---------

Net increase (decrease) in cash and cash equivalents.........................    (17,929)   (57,643)
Cash and cash equivalents at the beginning of the period.....................    187,447    218,226
                                                                                ---------  ---------
Cash and cash equivalents at the end of the period...........................  $ 169,518 $  160,583
                                                                                =========  =========

Interest income received.....................................................  $  85,872 $   83,566
                                                                                =========  =========

Interest expense paid........................................................  $  24,401 $   24,858
                                                                                =========  =========

Net federal income taxes paid................................................  $  10,423 $    6,720
                                                                                =========  =========

The accompanying notes are an integral part of these financial statements.

                                                  Page 5 of 24

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

(2)     INVESTMENT IN SECURITIES

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities which the Company both positively intends and has the ability to hold to maturity are carried at cost. These criteria are not considered satisfied when a security is available to be sold in response to changes in market interest rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy. Upon the adoption of SFAS No. 115, investments in mortgage-backed securities were reclassified as securities available for sale and are being reported at fair value. The tax-effected net unrealized holding gain or loss on these securities is reported as a separate component of shareholders' equity at June 30, 1994 and December 31, 1993. In accordance with SFAS No. 115, financial statements for periods prior to adoption have not been restated to reflect this change in accounting principle.

(3)     BUSINESS ACQUISITION

     On March 31, 1994, the Bank purchased substantially all of the assets and assumed the deposit accounts and certain other liabilities of Baton Rouge Bank and Trust Company. Included in the tangible assets acquired, whose fair value totalled approximately $118 million, were cash and cash items of $41 million, investment securities and federal funds sold of $13 million, and $59 million in commercial, real estate mortgage and personal loans, as well as six banking offices in the Baton Rouge area. The deposits assumed included approximately $24 million in non-interest-bearing demand deposits and $94 million in interest-bearing transaction, savings and time deposit accounts. The operating results from this acquisition are reflected in the consolidated income statements beginning with the second quarter of 1994.

     As part of the acquisition price, which totalled approximately $9 million, Whitney Holding Corporation issued 90,909 shares of its common stock with a value of $2 million.


(4)     EARNINGS PER SHARE

     Earnings per share is calculated using the weighted average number of shares outstanding during each period presented. Potentially dilutive common stock equivalents consist of stock options which were granted to certain officers and directors in current and prior periods. Incorporating these common stock equivalents into the calculation of earnings per share using the treasury method does not materially affect the reported result whether on a primary or fully-diluted basis.

     All share and per-share data in this quarterly report reflect the three-for-two splits of the Company's stock that were effective February 22, 1993 and November 29, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     Whitney Holding Corporation earned $9.5 million or $0.65 per share for the second quarter of 1994. For the second quarter of 1993 the Company reported earnings of $10.7 million or $0.74 per share after tax but before the effect of a $50 million reduction in the level of the Bank's reserve for possible loan losses. Although net interest income showed a modest gain from 1993 to 1994, essential increases in salaries and employee benefits expense between 1993 and 1994 and a decline in the net gain on sales of other real estate owned recognized in 1994's second quarter led to an overall comparative decrease in quarterly earnings. Second quarter 1993 net income totalled $43.7 million or $3.03 per share including the tax-effected reserve reduction.
There was no provision for possible loan losses or reduction in the level of the loss reserve during the second quarter of 1994.

     Excluding the effects of the $50 million loan loss reserve reduction in 1993's second quarter and the $10 million reserve reduction reported in the first quarter of 1994, the Company's after-tax earnings of $18.7 million for the first six months of 1994 are up slightly from the $18.5 million earned for the same period of 1993. This represents per-share earnings of $1.29 for 1994 and $1.28 for 1993. Year to date, an increase in salaries and employee benefits expense from 1993 to 1994 has been more than offset by current year reductions in other non-interest expenses and improvements in both net interest income and non-interest income. Including the tax-effected reserve reductions, total net income for the first half of 1994 was $25.2 million or $1.74 per share compared to $51.5 million or $3.57 per share for 1993.

     The following compares the annualized return on average total assets and the return on average shareholders' equity for the three-month and six-month periods ended June 30, 1994 and 1993.

                                                          1994           1993
                                                         _____          _____
Return on average assets:
   Second quarter -
     Total return                                         1.26%          2.66%
      Return, before effect of reserve reduction          1.26%          1.50%
   Year to date -
     Total return                                         1.46%          2.42%
      Return, before effect of reserve reduction          1.26%          1.50%
Return on average shareholders' equity:
   Second quarter -
     Total return                                        13.85%         38.65%
      Return, before effect of reserve reduction         13.85%         21.86%
   Year to date -
     Total return                                        16.38%         38.08%
      Return, before effect of reserve reduction         14.02%         18.96%

     Average earning assets for the quarter ended June 30, 1994, excluding nonaccruing loans, totalled $2.69 billion, an increase of $159 million or 6.3% from the total of $2.53 billion for the second quarter of 1993. This increase reflects in part the impact of the Baton Rouge acquisition discussed below, but it is also the result of the successful rehabilitation or liquidation of non-performing assets and the reinvestment of operating cash flows. Year to date, average earning assets, excluding nonaccruing loans, have increased $145 million or 5.7% to $2.68 billion in 1994 from $2.53 billion in 1993.

     Non-performing assets decreased $32.9 million, or approximately 53%, from $62.3 million on June 30, 1993, to $29.4 million on June 30, 1994. Since December 31, 1993, non-performing assets have been reduced some $20.5 million or 41%. The reserve for possible loan losses, after the $10 million reduction in the first quarter of 1994, was $41.4 million on June 30, 1994, an amount which represented 188% of non-performing loans and 4.2% of total loans. At year end 1993, the reserve coverage was 132% of non-performing loans and 4.6% of total loans on that date.

     Average loans outstanding were $976 million for the second quarter of 1994 compared to $922 million for 1994's first quarter and $957 million for the second quarter of 1993. Although the loan growth exhibited in the second quarter of 1994, after a series of fairly steady quarterly declines in recent years, is largely attributable to the Baton Rouge acquisition, it also reflects a moderate strengthening of demand for both commercial and consumer credit in the Company's market area.

     Average total deposits in the second quarter of 1994 were $2.50 billion. This represents an increase of $57 million over 1994's first quarter and an increase of $94 million over the second quarter of 1993. Excluding the deposits acquired in the Baton Rouge transaction, second quarter 1994 average deposits have declined from the first quarter of the year, reflecting both seasonal fluctuations as well as the disintermediation of some deposit funds to higher yielding alternatives with the rise in market rates experienced in the first half of 1994.

     The Company's average investment in securities totalled $1.68 billion for the second quarter of 1994, slightly above the $1.66 billion total for the first quarter of the year. When compared to the second quarter of 1993, average investments in 1994's second quarter have increased $161 million or 10.6%. Funds not needed to meet loan demand in recent years have become available to purchase investment securities.

     On March 31, 1994, the Bank purchased substantially all of the assets and assumed the deposit accounts and certain other liabilities of Baton Rouge Bank and Trust Company. Included in the acquired assets, which totalled approximately $118 million, were $59 million in commercial, real estate mortgage and personal loans, and six banking offices in the Baton Rouge area. The deposits assumed included approximately $24 million in non-interest-bearing demand deposits and $94 million in interest-bearing transaction, savings and time deposit accounts. All six branch locations have been integrated into the Whitney Bank system.

     As part of the acquisition price, Whitney Holding Corporation issued 90,909 shares of its common stock.

     The Company has declared cash dividends of $0.15 per share for each of the first two quarters of 1994.

FINANCIAL CONDITION

Loans

     Ignoring certain seasonal fluctuations, quarterly average loan balances had declined fairly consistently in recent years through the first quarter of 1994. Economic conditions in the Company's market area, which is primarily southern Louisiana and Mississippi, were reflected in weak overall loan demand over these periods and in efforts by many commercial loan customers to reduce their existing debt levels. In recent years, the Bank also consciously reduced its exposure to credits whose performance had been adversely affected by these economic conditions. These factors are still evident in the decrease in year-to-date average loans outstanding of approximately $20 million from the first half of 1993 to the comparable period of 1994, including the Baton Rouge acquisition in 1994.

     With the Baton Rouge acquisition, and with both an improving regional economy and a more aggressive effort to market the Bank's retail and commercial loan products, the Company was able to report growth in average loans outstanding for the second quarter of 1994 of $54 million when compared to the first quarter of the current year and $18 million when compared to 1993's second quarter, even as the Bank continued to reduce its non-performing loans. Total loans outstanding of $994 million at June 30, 1994 were $18 million above the total of $976 million outstanding at December 31, 1993.
This increase is smaller than the growth in average loans between the first and second quarters of 1994 primarily as a result of seasonal fluctuations in the credit needs of certain industries serviced by the Bank.

Deposits

     With the addition of the deposits acquired in the Baton Rouge transaction, the Company's average total deposits have increased $94 million to $2.50 billion for second quarter of 1994 compared with $2.41 billion for the same period in 1993. For the first six months of 1994, average total deposits have increased $54 million from 1993.

     As is shown in Table 1, average non-interest-bearing demand deposits have risen $50 million or 7% to $769 million in the second quarter of 1994 from $719 million in 1993. Year to date, such demand deposits have increased $40 million or 5.5%. For each comparative period, the growth in this deposit category has exceeded the amount attributable to the Baton Rouge acquisition. Table 1 also shows that average time deposits, which includes both core deposits and certificates of deposit of $100,000 and over, increased $49 million between the second quarters of 1993 and 1994 and $27 million between the comparable year-to-date periods. Core certificates of deposit of under $100,000 exhibited the most significant growth within the time category. The increases in time deposits are consistent with the expected impact of the Baton Rouge transaction.

     Average interest-bearing demand and money market account deposits decreased from the second quarter and first half of 1993 to the comparable periods in 1994, despite the addition of approximately $30 million to these deposit categories from the Baton Rouge transaction. These changes have resulted in part from the increasing attractiveness of alternative investment opportunities in 1994 as market rates have risen.

Investment in Securities

     The Company's total investment in securities was $1.63 billion at June 30, 1994, essentially unchanged from the total at December 31, 1993. The average investment in securities of approximately $1.68 billion for both the second quarter and year-to-date periods in 1994 represented 62% of total interest-earning assets during these periods, up from approximately 58% during the comparable periods in 1993. As shown in Table 1, the major portion of the increased investment activity of approximately $160 million for both the quarterly and year-to-date periods in 1994 was directed to U. S. Treasury and government agency securities, excluding mortgage-backed issues. The mix of period-end and average investments has remained relatively stable, with Treasury and agency securities representing approximately 80% of the totals.

     The weighted-average maturity of the overall portfolio of securities was 30 months at June 30, 1994, down from 35 months at June 30, 1993. The weighted-average taxable-equivalent portfolio yield for the second quarter of 1994 was 5.72%, which was slightly higher than the 5.69% yield in 1994's first quarter but 53 basis points below the 6.25% yield in the second quarter of 1993.

Asset Quality

     Overall asset quality has exhibited a trend of steady improvement over the past several years. As is shown in Table 3, during the second quarter of 1994, the Bank continued to be successful in its efforts to reduce all categories of its non-performing assets through the full rehabilitation of nonaccruing loans, the workout of troubled credits, or the sale of repossessed loan collateral.

     Non-performing assets totalled $29.4 million at June 30, 1994, some $20.5 million or 41% below the $49.9 million total at year end 1993 and $32.9 million or 53% lower than the total from a year earlier. For the second quarter of 1994, the Bank was successful in recovering $2.3 million of previously charged-off loans, while at the same time identifying only $300 thousand of loans to be charged off. The net recovery of $2.0 million was down slightly from the $2.1 million in net recoveries for the second quarter of 1993. As is shown in Table 2, year to date the Company is in a net recovery position of $6.9 million through June 30, 1994, an improvement of approximately $6.0 million over 1993.

     The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. No additional provision for losses or reduction in the level of the reserve was determined by management to be necessary during the second quarter of 1994. The $10 million reduction in the reserve during the first quarter of 1994 and the $50 million reduction in 1993's second quarter reflected the continuing improvement in overall asset quality and management's determination that efforts to deal with asset quality issues have yielded lasting positive results. The reserve for possible loan losses represented 188% of non-performing loans at June 30, 1994. At year end 1993 this reserve coverage was 132%.

     The Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. No significant dispositions of these property interests were made during the year ended December 31, 1993 or the first six months of 1994. Future dispositions may result in the recognition of substantial gains.

Capital Adequacy

     The strong earnings reported for the six months of 1994, including the effect of the reduction in the reserve for loan losses, are reflected in the increase in the Company's and the Bank's regulatory risk-based capital ratios between December 31, 1993 and June 30, 1994. The total of risk-weighted assets used in the capital ratio calculations has remained essentially unchanged, although there has been some shift in the asset mix to loans which generally are assigned a risk-weighting higher than for the Company's investment securities. For purposes of these calculations, capital does not currently include the net unrealized gain or loss on securities available for sale which is reported as a separate component of shareholders' equity.


     The Company's regulatory capital ratios, which are essentially the same as those calculated for the Bank, are shown here compared to the minimums currently required for regulatory classification as a "well capitalized" institution:

                                                    Required for
                       June 30,   December 31,    well-capitalized
                         1994          1993          institution
                       ________   ____________    ________________
Tier 1 risk-based
     capital ratio     20.18%        18.92%          6.00%

Total risk-based
     capital ratio     21.46%        20.19%         10.00%

Tier 1 leverage
     capital ratio      9.10%         8.23%          5.00%

RESULTS OF OPERATIONS

Net Interest Income

     Taxable-equivalent net interest income for the second quarter and first six months of 1994 has shown a modest increase from the comparable periods in 1993. In comparison to the first quarter of the current year, second quarter 1994 net interest income has increased $1.8 million or 5.9% and the net interest margin has risen 20 basis points. Comparing 1994 and 1993, the current year net interest margin has shown a decline both in the second quarter, from 4.83% to 4.71%, and for the year-to-date period, from 4.75% to 4.61%. A combination of factors contributed to these changes, the components of which are detailed in Table 1.

     Interest income showed an increase in the second quarter of 1994 when compared to 1993 of $1.5 million. The rise in the loan portfolio's effective yield, which includes cash basis income recognized on nonaccruing loans, and the $159 million overall increase in average earning assets from the second quarter of 1993 to the second quarter of 1994, both contributed to the increase in interest income. The effective yield on the investment securities portfolio, while gradually increasing in 1994, is not as immediately responsive to rising market rates as are loan yields. This investment portfolio yield was 5.72% in the second quarter of 1994 as compared to 6.25% in 1993, a decrease which reflects the continuing impact of the falling rate environment that had prevailed in recent years. Year-to-date interest income through June 30, 1994 is also up from the comparable period in 1993, by approximately $1 million. Similar factors contributed to both the quarterly and year-to-date increases.

     Interest expense increased $757 thousand for the second quarter of 1994 as compared to 1993. This increase reflects the impact of the rising market rate environment during 1994, the growth in average interest-bearing deposits, and a shift in the deposit mix toward core time deposits from other lower cost deposit categories, a shift which is partly attributable to the Baton Rouge acquisition. Year-to-date interest expense in 1994 has increased only $263 thousand from the comparable period of 1993.

Other Income and Expense

     Non-interest income for the second quarter of 1994 was $8.3 million, a decrease of approximately $600 thousand or 6.7% from the $8.9 million reported for the second quarter of 1993. Fee income, including income from service charges on deposit accounts, trust services, credit card and mortgage-banking operations and international banking services, showed a net increase of approximately $300 thousand for the 1994 quarter compared to 1993. The net gain recognized of sales of other real estate owned ("OREO") in 1994's second quarter, however, was $700 below that recognized in the same quarter of 1993. Year to date, non-interest income has increased by $1.3 million or 7.8% from 1993 to 1994. Fee income contributed approximately $1 million to this increase, while the net gain on OREO sales recognized during the first half of 1994 was approximately $400 thousand above 1993's total.

     Total non-interest expense increased approximately $1.5 million or 6.1% to $25.4 million for the second quarter of 1994 from $24.0 million in the second quarter of 1993, while year-to-date non-interest expense was virtually unchanged.

     Salaries and employee benefits expense totalled approximately $13.4 million for the second quarter of 1994 compared to $11.9 million for the second quarter of 1993, an increase of $1.5 million or 12.6%. Year to date, there was a $2.9 million increase in this expense category. The 401(k) employee savings plan implemented in the fourth quarter of 1993, the Baton Rouge acquisition, merit pay increases and various employee and management incentives as well as staff additions and changes were responsible for these increases.

     For the second quarter and first six months of 1994, the Company was in a net recovery position of approximately $1.2 million with respect to provisions for losses on OREO and other problem assets. When compared to the net recovery or expense provision recognized in 1993, this represents a decrease in 1994 in other non-interest expense of approximately $360 thousand for the quarterly period and $2.4 million year to date.

     Excluding net recoveries or provisions for losses on problem assets, other non-interest expense in 1994 was slightly above 1993 for the second quarter and approximately $900 thousand below 1993 for the first six months. The recovery of legal fees in connection with the resolution of problem assets in the first quarter of 1994 was the largest contributor to the year-to-date decrease. The expense of regulatory fees and assessments has also decreased in 1994 from the prior year, by approximately $700 thousand through the first six months. With the Company's recent strong financial results, however, there has been an increase of approximately $500 thousand in the expense for state ad valorem tax that is calculated in part based on the Company's equity and earnings.

Income Taxes

     Excluding the reductions in the reserve for possible loan losses which were taxed at 35% in 1994 and 34% in 1993, the Company provided for income taxes at an effective rate of 31.5% in the first half of 1994, up from 30.0% for the comparable period of 1993. The effective rates in each period differ from the statutory rates of 35% in 1994 and 34% in 1993 primarily because of the tax exempt income earned on investments in state and municipal obligations. The higher effective rate in 1994 is largely the result of a lower proportion of tax-exempt to pre-tax income for 1994 compared to 1993. The Company reviews its estimated annual effective tax rate throughout the year.

     The tax effect of the loan loss reserve reduction in the first quarter of 1994 served to decrease the Company's net deferred tax asset by $3.5 million. The net deferred tax asset is included with other assets in the consolidated balance sheets.

Accounting Changes

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 109, "Accounting for Income Taxes," both effective as of January 1, 1993. Recording the cumulative effects of these accounting changes resulted in a nonrecurring increase in net income of $634,000 for the first quarter and first six months of 1993. Further details concerning these accounting changes are provided in the Company's report on Form 10-Q for the quarter ended March 31, 1993, and in its report on Form 10-K for the year ended December 31, 1993.

     Effective December 31, 1993, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The statement specifies criteria for classifying investments as either trading securities, securities held to maturity, or securities available for sale, and establishes reporting standards for each classification.

     Management considered the Company's existing investment portfolio and underlying asset/liability management policies and strategies in light of the new standard and determined that its investments in mortgage-backed securities met the criteria for classification as securities available for sale. These securities have been reported at their estimated fair values at June 30, 1994 and December 31, 1993. The tax-effected net unrealized holding gain or loss on these securities is reported as a separate component of shareholders' equity in the consolidated balance sheets. The remaining portfolio of securities has been classified as held to maturity and continues to be reported at amortized cost. The Company currently maintains no trading portfolio.

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

     Average core deposits, defined as all deposits other than time deposits of $100,000 or more, grew some $84 million from $2.17 billion in the first quarter of 1993 to $2.26 billion in 1994's second quarter, reflecting in part the Baton Rouge acquisition. Core deposits comprised approximately 90% of total average deposits for both of these periods.

     As of June 30, 1994, $321 million or 19.7% of the overall investment securities portfolio, including securities available for sale, was scheduled to mature within one year. Securities maturing within one year as of December 31, 1993, totalled $330 million or 20.2% of the investment portfolio at that date.

     The Bank had $457 million in unfunded loan commitments outstanding at June 30, 1994, an increase of $58 million from the level at December 31, 1993. Contingent obligations under letters of credit and financial guarantees increased slightly from year end 1993 to a total of $61 million at June 30, 1994. Available credit card lines were $27 million at the end of the second quarter, essentially unchanged from year end 1993. Draws under these financial commitments should not place any unusual strain on the Company's liquidity position.

TABLE 1.
WHITNEY HOLDING CORPORATION
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)

                                                                 Second Quarter Ended June 30,
                                               --------------------------------------------------------------
                                                  1994                            1993
                                                 Average     Income/   Yield/    Average     Income/   Yield/
                                                 Balance     Expense   Rate      Balance     Expense   Rate
                                               -----------  ---------  ------  -----------  ---------  ------
ASSETS
Loans (tax equivalent) (1),(2)................   $975,666    $20,328   8.35 %    $957,175    $18,859   7.90 %

U. S. Treasury securities..................... $1,030,646    $13,760   5.36 %    $879,400    $12,904   5.89 %
U.S. government agency securities.............    324,056      4,504   5.56       312,784      4,783   6.12
Mortgage-backed securities (3)................    161,744      2,610   6.39       193,671      3,282   6.78
State and municipal securities
     (tax equivalent) (1).....................    121,520      2,482   8.17        96,395      2,089   8.67
Corporate bonds and other securities..........     38,415        590   6.14        32,724        594   7.26
                                               -----------  ---------  ------  -----------  ---------  ------
  Total investment in securities.............. $1,676,381    $23,946   5.72 %  $1,514,974    $23,652   6.25 %
                                               -----------  ---------  ------  -----------  ---------  ------

Federal funds sold............................     61,861        601   3.90 %     108,635        806   2.98 %
Interest-bearing deposits.....................          -          -      -         3,407         26   3.05
                                               -----------  ---------  ------  -----------  ---------  ------
  Total interest-earning assets............... $2,713,908    $44,875   6.62 %  $2,584,191    $43,343   6.72 %
                                               -----------  ---------  ------  -----------  ---------  ------

Cash and due from financial institutions......    190,417                         185,030
Bank premises and equipment, net..............     63,128                          62,225
Other real estate owned, net..................     11,678                          31,718
Other assets..................................     74,144                          91,635
Reserve for possible loan losses..............    (40,431)                        (98,539)
                                               -----------                     -----------
  Total assets................................ $3,012,844                      $2,856,260
                                               ===========                     ===========


LIABILITIES
Savings deposits..............................   $554,694     $3,724   2.69 %    $548,203     $3,675   2.69 %
NOW and MMDA deposits.........................    603,381      2,703   1.80       615,690      3,147   2.05
Time deposits.................................    575,496      4,792   3.34       526,045      3,862   2.94
                                               -----------  ---------  ------  -----------  ---------  ------
  Total interest-bearing deposits............. $1,733,571    $11,219   2.60 %  $1,689,938    $10,684   2.54 %
                                               -----------  ---------  ------  -----------  ---------  ------

Federal funds purchased and
  repurchase agreements.......................    208,114      1,734   3.34 %     219,955      1,512   2.76 %
                                               -----------  ---------  ------  -----------  ---------  ------
  Total interest-bearing liabilities.......... $1,941,685    $12,953   2.68 %  $1,909,893    $12,196   2.56 %
                                               -----------  ---------  ------  -----------  ---------  ------

Demand deposits, non-interest-bearing.........    769,459                         719,166
Other liabilities.............................     27,418                          30,758
Shareholders' equity..........................    274,282                         196,443
                                               -----------                     -----------
  Total liabilities and shareholders'
     equity................................... $3,012,844                      $2,856,260
                                               ===========                     ===========
  Net interest income/margin
      (tax equivalent) (1)....................               $31,922   4.71 %                $31,147   4.83 %
                                                            =========  ======               =========  ======

                                                                      Six Months Ended June 30,
                                               --------------------------------------------------------------
                                                  1994                            1993
                                                 Average     Income/   Yield/    Average     Income/   Yield/
                                                 Balance     Expense   Rate      Balance     Expense   Rate
                                               -----------  ---------  ------  -----------  ---------  ------
ASSETS
Loans (tax equivalent) (1),(2)................   $948,763    $38,386   8.15 %    $968,277    $37,432   7.79 %

U. S. Treasury securities..................... $1,000,934    $26,770   5.39 %    $856,443    $25,433   5.99 %
U.S. government agency securities.............    342,886      9,184   5.36       337,126      9,900   5.87
Mortgage-backed securities (3)................    168,347      5,335   6.40       189,672      6,494   6.85
State and municipal securities
     (tax equivalent) (1).....................    119,116      4,890   8.21        91,455      4,029   8.81
Corporate bonds and other securities..........     38,423      1,190   6.19        32,815      1,209   7.37
                                               -----------  ---------  ------  -----------  ---------  ------
  Total investment in securities.............. $1,669,706    $47,369   5.71 %  $1,507,511    $47,065   6.27 %
                                               -----------  ---------  ------  -----------  ---------  ------

Federal funds sold............................     87,397      1,484   3.42 %     116,252      1,719   2.98 %
Interest-bearing deposits.....................          -          -      -         1,713         26   3.04
                                               -----------  ---------  ------  -----------  ---------  ------
  Total interest-earning assets............... $2,705,866    $87,239   6.49 %  $2,593,753    $86,242   6.69 %
                                               -----------  ---------  ------  -----------  ---------  ------

Cash and due from financial institutions......    191,531                         188,755
Bank premises and equipment, net..............     61,450                          62,379
Other real estate owned, net..................     13,827                          36,177
Other assets..................................     71,477                          88,190
Reserve for possible loan losses..............    (43,225)                        (99,223)
                                               -----------                     -----------
  Total assets................................ $3,000,926                      $2,870,031
                                               ===========                     ===========


LIABILITIES
Savings deposits..............................   $558,789     $7,495   2.70 %    $547,982     $7,608   2.80 %
NOW and MMDA deposits.........................    596,232      5,313   1.80       620,232      6,422   2.09
Time deposits.................................    554,831      8,839   3.21       527,989      7,707   2.94
                                               -----------  ---------  ------  -----------  ---------  ------
  Total interest-bearing deposits............. $1,709,852    $21,647   2.55 %  $1,696,203    $21,737   2.58 %
                                               -----------  ---------  ------  -----------  ---------  ------

Federal funds purchased and
  repurchase agreements.......................    231,305      3,527   3.07 %     231,448      3,174   2.77 %
                                               -----------  ---------  ------  -----------  ---------  ------
  Total interest-bearing liabilities.......... $1,941,157    $25,174   2.62 %  $1,927,651    $24,911   2.61 %
                                               -----------  ---------  ------  -----------  ---------  ------

Demand deposits, non-interest-bearing.........    764,446                         723,609
Other liabilities.............................     26,406                          25,924
Shareholders' equity..........................    268,917                         192,847
                                               -----------                     -----------
  Total liabilities and shareholders'
     equity................................... $3,000,926                      $2,870,031
                                               ===========                     ===========
  Net interest income/margin
      (tax equivalent) (1)....................               $62,065   4.61 %                $61,331   4.75 %
                                                            =========  ======               =========  ======

(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for 1994 and 34%
     for 1993.
(2)  Average balance includes nonaccruing loans of $24,473 and $53,689 for the second quarters and $27,975 and $60,559 for the six month periods in 1994 and 1993, respectively.
(3)  Average balance in 1994 includes unrealized gain (loss) on securities available for sale of ($1,548)
     for the quarter and $1,579 for the six month period.  These gains (losses) are excluded in calculating yields.

                                                           Page 18 of 24

TABLE 2
WHITNEY HOLDING CORPORATION
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions, unaudited)

                                                 1994                 1993                       1992
                                             ------------- ---------------------------  ----------------------
                                              2nd    1st    4th    3rd    2nd    1st      4th     3rd     2nd
                                             ------ ------ ------ ------ ------ ------  ------  ------  ------
    Reserve, beginning of quarter........... $39.4  $44.5  $42.0  $49.6  $97.5  $98.6   $100.3  $101.5  $103.2
    Provision for possible loan losses:
        Expense of providing loss reserves..     -      -      -      -      -      -        -     0.8     2.6
        Reduction of loss reserves..........     -  (10.0)     -  (10.0) (50.0)     -        -       -       -
    Loans charged off.......................  (0.3)  (1.5)  (1.0)  (0.7)  (0.9)  (3.8)    (4.2)   (4.3)   (7.4)
    Recoveries..............................   2.3    6.4    3.5    3.1    3.0    2.7      2.5     2.3     3.1
                                             ------ ------ ------ ------ ------ ------  ------  ------  ------
    Reserve, end of quarter................. $41.4  $39.4  $44.5  $42.0  $49.6  $97.5    $98.6  $100.3  $101.5
                                             ====== ====== ====== ====== ====== ======  ======  ======  ======

                                                      Page 19 of 24

TABLE 3
WHITNEY HOLDING CORPORATION
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions, unaudited)

                                                 1994                 1993                       1992
                                             ------------- ---------------------------  ----------------------
                                              2nd    1st    4th    3rd    2nd    1st      4th     3rd     2nd
                                             ------ ------ ------ ------ ------ ------  ------  ------  ------
Non-performing loans........................ $22.0  $26.4  $33.6  $34.8  $39.8  $58.0    $70.6   $95.0  $114.1

Other real estate owned, net................   7.4   13.4   16.1   18.0   22.3   37.5     40.2    52.5    60.2

Other foreclosed assets.....................     -      -    0.2    0.2    0.2    0.3      0.4     1.4     2.6
                                             ------ ------ ------ ------ ------ ------  ------  ------  ------
Total non-performing assets................. $29.4  $39.8  $49.9  $53.0  $62.3  $95.8   $111.2  $148.9  $176.9
                                             ====== ====== ====== ====== ====== ======  ======  ======  ======

Net gain (loss) on sales of OREO............  $1.1   $1.8   $0.8   $0.3   $1.8   $0.7     $0.3    $0.1    $0.3
                                             ====== ====== ====== ====== ====== ======  ======  ======  ======

Reserve for possible
   loan losses as a percent of:
   Total non-performing loans...............   188%   149%   132%   121%   125%   168%     140%    106%     89%
   Total loans..............................   4.2%   4.0%   4.6%   4.6%   5.2%  10.0%     9.4%    9.0%    8.8%

Non-performing loans as a percent of
   total loans..............................  2.21%  2.70%  3.45%  3.80%  4.20%  6.12%    6.75%   8.91%   10.2%

Non-performing assets as a percent of
   total assets.............................  1.01%  1.28%  1.66%  1.85%  2.18%  3.33%    3.77%   5.33%   6.37%

PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on April 27, 1994.
At the meeting, the shareholders elected the nominee for director presented in the Company's proxy statement dated March 24, 1994. The votes for the nominee are set forth below, together with the term to which the nominee was elected:

NOMINEE                       TERM            FOR         WITHHELD
_______                     __________     __________     ________
Harry J. Blumenthal, Jr.    Five years     10,686,107     97,933

     The shareholders also approved the proposal described in the Company's proxy statement respecting the adoption of the Whitney Holding Corporation Directors' Compensation Plan which amends and restates, in its entirety, the Unfunded Plan of Deferred Compensation for Directors of Whitney National Bank which was first adopted as of November 21, 1990. The Plan provides for the annual award of common stock and nonqualified stock options to each Director and for the voluntary deferral of all or a portion of the fees otherwise payable annually to each Director.

     The voting results on this proposal were as follows: FOR, 10,100,014; AGAINST, 578,852; ABSTENTIONS AND BROKER NONVOTES, 105,174.

     The Shareholders also ratified the selection of Arthur Andersen & Co. as the Company's auditors for fiscal year 1994, by a vote of 10,703,024 for, 58,386 against, and 22,630 abstentions and broker nonvotes.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits:

   Exhibit 10.1 - Agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

   Exhibit 10.2 - Stock Option Agreement between Whitney Holding
   Corporation and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

   Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's June 30, 1993 Form 10-Q

   Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling, incorporated by reference to the Company's June 30, 1993 Form 10-Q

   Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball, incorporated by reference to the Company's June 30, 1993 Form 10-Q

   Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr., incorporated by reference to the Company's June 30, 1993 Form 10-Q

   Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson, effective July 1, 1993, incorporated by reference to the Company's September 30, 1993 Form 10-Q.

   Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May, effective December 13, 1993, incorporated by reference to the Company's 1993 Form 10-K.

   Exhibit 10.9 - Long-term incentive program, incorporated by reference to the Company's 1991 Form 10-K

   Exhibit 10.10 - Executive compensation plan, incorporated by reference to the Company's 1991 Form 10-K

   Exhibit 10.11 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers, incorporated by reference to the Company's June 30, 1992 Form 10-Q

   Exhibit 10.12 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers, incorporated by reference to the Company's June 30, 1992 Form 10-Q

   Exhibit 10.13 - Directors' Compensation Plan, incorporated by reference to the Company's Proxy Statement dated March 24, 1994

  (b)There were no reports filed on Form 8-K during the quarter for which this report is filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WHITNEY HOLDING CORPORATION
                                             (Registrant)



Date:  August 5, 1995              By:    /s/ Edward B. Grimball
      _______________                 _______________________________
                                      Edward B. Grimball
                                      Executive Vice President &
                                      Chief Financial Officer