Form 10-Q
period 1994-09-03
WHITNEY HOLDING CORP
filed 1994-11-14
CIK 106926

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ___________________

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


               228 St. Charles Avenue, New Orleans, Louisiana 70130
           _____________________________________________________________
                     (Address of principal executive offices)
                                    (Zip Code)


                                 (504) 586-7272
           _____________________________________________________________
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

The Company has only one class of common stock, of which 14,616,364 shares were outstanding on October 31, 1994.


An exhibit index appears on page 22.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                          Page

Part I.  Financial Information

     Item 1. Financial Statements:
             Consolidated Balance Sheets.....................................3
             Consolidated Statements of Operations...........................4
             Consolidated Statements of Cash Flows...........................5
             Notes to Financial Statements...................................6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................8

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K...............................22

Signature...................................................................23

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                                                    September 30,    December 31
                                                                                          1994             1993
                                                                                    -----------      -----------
ASSETS                                                                              (unaudited)
Cash and due from financial institutions..........................................    $177,588         $187,447
Investment in securities:
     Securities available for sale................................................     145,841          182,030
     Securities held to maturity (fair value of $1,393,160 in 1994 and
          $1,483,044 in 1993......................................................   1,419,013        1,451,716
Federal funds sold................................................................       9,940          110,000
Loans.............................................................................   1,037,612          975,728
Less reserve for possible loan losses.............................................      42,651           44,485
                                                                                    -----------      -----------
   Loans, net.....................................................................     994,961          931,243
Bank premises and equipment, net..................................................      63,232           60,175
Other real estate owned, net......................................................       7,448           16,126
Accrued income receivable.........................................................      30,566           29,142
Other assets......................................................................      41,241           34,661
          TOTAL ASSETS............................................................  $2,889,830       $3,002,540
                                                                                    ===========      ===========

LIABILITIES
Deposits:
     Non-interest-bearing demand deposits.........................................    $761,987         $784,410
     Interest-bearing deposits....................................................   1,668,826        1,720,893
                                                                                    -----------      -----------
         Total deposits...........................................................   2,430,813        2,505,303
Federal funds purchased and securities sold under repurchase agreements...........     146,618          215,168
Dividends payable.................................................................       2,483            1,925
Other liabilities.................................................................      22,142           21,106
                                                                                    -----------      -----------
          TOTAL LIABILITIES.......................................................  $2,602,056       $2,743,502


SHAREHOLDERS' EQUITY
Common stock......................................................................      $2,800           $2,800
Capital surplus...................................................................      51,016           47,897
Retained earnings.................................................................     244,393          212,533
Net unrealized gain(loss) on securities available for sale, net of tax
     effect of $1,527 in 1994 and ($1,660) in 1993................................      (2,837)           3,083
                                                                                    -----------      -----------
          Total...................................................................     295,372          266,313

Treasury stock at cost, 621,504 shares in 1994 and 676,578 shares in
   1993, and unearned restricted stock compensation...............................       7,598            7,275
                                                                                    -----------      -----------
          TOTAL SHAREHOLDERS' EQUITY..............................................    $287,774         $259,038
                                                                                    -----------      -----------
          TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY..............................................  $2,889,830       $3,002,540
                                                                                    ===========      ===========
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts, unaudited)                                     FOR THE 3 MONTHS          FOR THE 9 MONTHS
                                                                                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                                        1994         1993         1994         1993
                                                                                  -----------  -----------  -----------  -----------
INTEREST INCOME
Interest and fees on loans.......................................................    $23,198      $18,637      $61,442      $55,909
Interest and dividends on investments-
      U.S. Treasury and agency securities........................................     17,642       17,963       53,596       53,295
      Mortgage-backed securities.................................................      2,475        3,098        7,810        9,593
      Obligations of states and political subdivisions...........................      1,612        1,410        4,790        4,069
      Federal Reserve and corporate securities...................................        589          676        1,779        1,885
Interest on federal funds sold...................................................        494          797        1,978        2,516
Interest on deposits in other financial institutions.............................          -            -            -           26
                                                                                  -----------  -----------  -----------  -----------
            TOTAL................................................................    $46,010      $42,581     $131,395     $127,293
                                                                                  -----------  -----------  -----------  -----------
INTEREST EXPENSE
Interest on deposits.............................................................    $11,560      $10,609      $33,207      $32,346
Interest on federal funds purchased and securities
      sold under repurchase agreement............................................      1,578        1,504        5,105        4,678
                                                                                  -----------  -----------  -----------  -----------
            TOTAL................................................................    $13,138      $12,113      $38,312      $37,024
                                                                                  -----------  -----------  -----------  -----------
Net interest income..............................................................    $32,872      $30,468      $93,083      $90,269
Provision for possible loan losses:
    Expense of providing loss reserves...........................................          -            -            -            -
    Loss reserve reduction.......................................................     (6,139)     (10,000)     (16,139)     (60,000)
                                                                                  -----------  -----------  -----------  -----------
Net interest income after provision for possible loan losses.....................    $39,011      $40,468     $109,222     $150,269
                                                                                  -----------  -----------  -----------  -----------
NON-INTEREST INCOME
Gain on sale of securities.......................................................          -            -          $44            -
Other non-interest income........................................................      7,651        7,234       24,974       23,339
                                                                                  -----------  -----------  -----------  -----------
            TOTAL................................................................     $7,651       $7,234      $25,018      $23,339
                                                                                  -----------  -----------  -----------  -----------
NON-INTEREST EXPENSE
Salaries and employee benefits...................................................    $13,526      $12,205      $39,911      $35,693
Occupancy of bank premises, net..................................................      1,795        1,734        5,128        4,785
Other non-interest expenses......................................................     11,336       10,515       31,919       34,424
                                                                                  -----------  -----------  -----------  -----------
            TOTAL................................................................    $26,657      $24,454      $76,958      $74,902
                                                                                  -----------  -----------  -----------  -----------
Income before income taxes and effect of accounting changes......................    $20,005      $23,248      $57,282      $98,706
Income tax expense...............................................................      6,493        7,313       18,579       31,949
                                                                                  -----------  -----------  -----------  -----------
Income before effect of accounting changes.......................................    $13,512      $15,935      $38,703      $66,757
Cumulative effect of accounting changes, net.....................................          -            -            -          634
                                                                                  -----------  -----------  -----------  -----------
Net income.......................................................................    $13,512      $15,935      $38,703      $67,391
                                                                                  ===========  ===========  ===========  ===========
EARNINGS PER SHARE:
      Income before cumulative effect of accounting changes......................      $0.93        $1.10        $2.66        $4.62
      Cumulative effect of accounting changes, net...............................          -            -            -         0.05

                                                                                  -----------  -----------  -----------  -----------
             Net income..........................................................      $0.93        $1.10        $2.66        $4.67
                                                                                  ===========  ===========  ===========  ===========
Weighted average number of
   shares outstanding............................................................ 14,591,963   14,441,772   14,533,596   14,418,798
                                                                                  ===========  ===========  ===========  ===========
The accompanying notes are an integrated part of these financial statements.

                                            Page  4  of  24

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                  For the 9 Months
                                                                                 Ended September 30,
                                                                                  1994       1993
                                                                                ---------  ---------
Cash flows from operating activities:
   Net income................................................................  $  38,703 $   67,391
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Cumulative effects of accounting changes...............................          -       (634)
      Depreciation...........................................................      4,788      4,409
      Provision for (Reduction of) reserves for possible loan losses.........    (16,139)   (60,000)
      Provision for (Reduction of) losses on OREO and other problem assets...     (1,116)     1,658
      Amortization of intangible assets and unearned restricted stock
         compensation........................................................      3,280      2,855
      Amortization of premiums and discounts on investment securities, net...     10,820      9,619
      (Gains) Losses on sales of OREO and other property.....................     (3,186)    (2,705)
      (Gains) Losses on sales of securities..................................        (44)         -
      Deferred tax expense (benefit).........................................      3,573     20,375
      Increase (Decrease) in accrued income taxes............................       (473)       652
      (Increase) Decrease in accrued income receivable and other assets......     (3,981)    (6,171)
      Increase (Decrease) in accrued expenses and other liabilities..........         89        363
                                                                                ---------  ---------
      Net cash provided by (used in) operating activities....................     36,314     37,812
                                                                                ---------  ---------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity........    742,341    865,570
   Proceeds from maturities of investment securities available for sale......     37,184          -
   Proceeds from sales of investment securities held to maturity.............     10,064          -
   Purchases of investment securities held to maturity.......................   (719,526)  (967,408)
   Purchases of investment securities available for sale.....................    (10,100)         -
   Net (increase) decrease in loans..........................................     15,010    133,022
   Net (increase) decrease in federal funds sold.............................    102,360     53,540
   Proceeds from sales of OREO and other property............................     11,562     24,246
   Capital expenditures......................................................     (4,025)    (3,382)
   Net cash (paid) received in business acquisition..........................     35,659          -
   Other.....................................................................        (38)      (328)
                                                                                ---------  ---------
   Net cash provided by (used in) investing activities.......................    220,491    105,260
                                                                                ---------  ---------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits...........    (45,933)   (62,992)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit................................................   (149,700)   (55,840)
   Net increase (decrease) in certificates of deposit........................      3,352    (22,822)
   Net increase (decrease) in federal funds purchased and securities sold und
      repurchase agreements..................................................    (68,600)   (23,223)
   Exercise of stock options.................................................        213          8
   Sale of common stock under employee savings plan..........................        282          -
   Dividends paid............................................................     (6,278)    (3,361)
                                                                                ---------  ---------
   Net cash provided by (used in) financing activities.......................   (266,664)  (168,230)
                                                                                ---------  ---------

Net increase (decrease) in cash and cash equivalents.........................     (9,859)   (25,158)
Cash and cash equivalents at the beginning of the period.....................    187,447    218,226
                                                                                ---------  ---------
Cash and cash equivalents at the end of the period...........................  $ 177,588 $  193,068
                                                                                =========  =========
Interest income received.....................................................  $ 131,161 $  124,023
                                                                                =========  =========
Interest expense paid........................................................  $  36,837 $   36,901
                                                                                =========  =========
Net federal income taxes paid................................................  $  15,448 $   10,920
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

(2)     INVESTMENT IN SECURITIES

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities which the Company both positively intends and has the ability to hold to maturity are carried at cost. These criteria are not considered satisfied when a security is available to be sold in response to changes in market interest rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy. Upon the adoption of SFAS No. 115, investments in mortgage-backed securities were reclassified as securities available for sale and are being reported at fair value. The tax-effected net unrealized holding gain or loss on these securities is reported as a separate component of shareholders' equity at September 30, 1994 and December 31, 1993. In accordance with SFAS No. 115, financial statements for periods prior to adoption have not been restated to reflect this change in accounting principle.

(3)     BUSINESS ACQUISITIONS

     On October 5, 1994, the Company entered into an agreement with The Peoples Bank of Elba, Alabama, to purchase the assets and assume the deposit liabilities of the five branch offices of The Peoples Bank located in Mobile, Alabama. This transaction, which is subject to regulatory approvals and certain other conditions and will require the Company to form a new wholly-owned banking subsidiary in Alabama, is expected to be completed in late 1994 or early 1995. The assets to be acquired and deposits to be assumed currently total approximately $90 million, including $47 million in loans.

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


(4)     EARNINGS PER SHARE

     Earnings per share is calculated using the weighted average number of shares outstanding during each period presented. Potentially dilutive common stock equivalents consist of stock options which were granted to certain officers and directors in prior periods. Incorporating these common stock equivalents into the calculation of earnings per share using the treasury method does not materially affect the reported result whether on a primary or fully-diluted basis.

     All share and per-share data in this quarterly report reflect the three-for-two splits of the Company's stock that were effective February 22, 1993 and November 29, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     Whitney Holding Corporation earned $13.5 million or $0.93 per share for the third quarter of 1994. During the quarter, the Company recovered approximately $6.1 million on a loan previously charged off and, with the continuing improvement in credit quality, was able to transfer this recovery to income while maintaining the reserve for possible loan losses at a level consistent with the prior quarter. This transfer contributed $3.9 million after-tax or $0.27 per share to third quarter 1994 earnings. For the third quarter of 1993 the Company reported earnings of $15.9 million or $1.11 per share. These results included a $10 million reduction in reserve for possible loan losses which contributed $6.5 million or $0.46 per share to earnings on an after-tax basis. Excluding these effects, earnings were $9.52 million or $0.66 per share for the third quarter of 1994, a modest increase over the $9.44 million or $0.65 per share earned in 1993's third quarter.

     For the first nine months of 1994, the Company earned $38.7 million or $2.66 per share as compared to $67.4 million or $4.67 per share in 1993. On an after-tax basis, reserve adjustments contributed $10.5 million or $0.72 per share to 1994's year-to-date earnings and $39.5 million or $2.74 per share to earnings for the same period of 1993. Excluding these reserve adjustments, the Company earned $28.2 million or $1.94 per share for the first nine months of 1994, up slightly from the $27.9 million or $1.93 per share earned for the same period of 1993.

     The following compares the annualized return on average total assets and the return on average shareholders' equity for the three-month and nine-month periods ended September 30, 1994 and 1993. Tax-effected loan loss reserve adjustments were not annualized in calculating these returns.

                                                        1994      1993
                                                       _____     _____
Return on average assets:
   Third quarter -
      Total return                                      1.43%     1.52%
      Return, before effect of reserve adjustments      1.29%     1.30%
   Year to date -
      Total return                                      1.62%     2.67%
      Return, before effect of reserve adjustments      1.27%     1.29%

Return on average shareholders' equity:
   Third quarter -
      Total return                                     14.72%    18.36%
      Return, before effect of reserve adjustments     13.32%    15.65%
   Year to date -
      Total return                                     17.60%    36.82%
      Return, before effect of reserve adjustments     13.77%    17.89%

      Average earning assets for the quarter ended September 30, 1994, excluding nonaccruing loans, totalled $2.61 billion, an increase of $53 million or 2.1% from the total of $2.56 billion for the third quarter of 1993. This increase reflects both the impact of the Baton Rouge acquisition discussed below as well as the rehabilitation of non-performing assets to earning status. Year to date, average earning assets, excluding nonaccruing loans, have increased $114 million or 4.5% to $2.65 billion in 1994 from $2.54 billion in 1993.

     Non-performing assets decreased $28.0 million or 53% from $53.0 million on September 30, 1993, to $25.0 million on September 30, 1994. Since December 31, 1993, non-performing assets have been reduced some $24.9 million or 50%. The reserve for possible loan losses, after the $16.1 million of adjustments in the first nine months of 1994, was $42.7 million on September 30, 1994, an amount which represented 243% of non-performing loans and 4.1% of total loans. At year end 1993, the reserve coverage was 132% of non-performing loans and 4.6% of total loans on that date.

     Average accruing loans outstanding were $971 million for the third quarter of 1994 compared to $951 million for 1994's second quarter and $893 million for the third quarter of 1993. The loan growth first exhibited in the second quarter of 1994, after a series of fairly steady quarterly declines in recent years, is attributable both to the Baton Rouge acquisition and to a strengthening of demand for both commercial and consumer credit in the Company's market area.

     Average total deposits in the third quarter of 1994 were $2.44 billion. This represents a decrease of $59 million from 1994's second quarter and an increase of $41 million over the third quarter of 1993. The decrease in deposits from the second quarter of 1994 reflects primarily the disintermediation of some deposit funds to higher yielding alternatives with the rise in market rates in 1994.

     The Company's average investment in securities totalled $1.60 billion for the third quarter of 1994, down approximately $75 million or 4.5% from the $1.68 billion total for the second quarter of the year. The funding of recent loan demand and deposit outflows is evident in the decreased investment in securities. When compared to the third quarter of 1993, average investments in 1994's third quarter have increased $37 million or 2.4%.

     On October 5, 1994, the Company entered into an agreement with The Peoples Bank of Elba, Alabama, to purchase the assets and assume the deposit liabilities of the five branch offices of The Peoples Bank located in Mobile, Alabama. This transaction, which is subject to regulatory approvals and certain other conditions and will require the Company to form a new wholly-owned banking subsidiary in Alabama, is expected to be completed in late 1994 or early 1995. The assets to be acquired and deposits to be assumed currently total approximately $90 million, including $47 million in loans.

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

     As part of the Baton Rouge acquisition price, Whitney Holding Corporation issued 90,909 shares of its common stock.

     The Company has declared cash dividends of $0.17 per share for the third quarter of 1994 and $0.15 per share for each of the first two quarters of 1994.

FINANCIAL CONDITION

Loans

     With the Baton Rouge acquisition, and with both an improving regional economy and a more aggressive effort to market the Bank's retail and commercial loan products, the Company was able to report growth in average loans outstanding for the third quarter of 1994 of $17 million when compared to the second quarter of the current year and $63 million when compared to 1993's third quarter, even as the Bank continued to reduce its non-performing loans. Total loans outstanding of $1.04 billion at September 30, 1994 were $62 million above the total of $976 million outstanding at December 31, 1993.

     Ignoring certain seasonal fluctuations, quarterly average loan balances had declined fairly consistently in recent years through the first quarter of 1994. Economic conditions in the Company's market area, which is primarily southern Louisiana and Mississippi, had been reflected in weak overall loan demand and in efforts by many commercial loan customers to reduce their existing debt levels. In recent years, the Bank also consciously reduced its exposure to credits whose performance had been adversely affected by these economic conditions. These factors, after consideration of the impact of the Baton Rouge acquisition in 1994, are still evident in the smaller increase in year-to-date average loans outstanding of approximately $8 million from the first nine months of 1993 to the comparable period of 1994.

Deposits

     The Company's average total deposits have increased $41 million to $2.44 billion for the third quarter of 1994 compared with $2.40 billion for the third quarter of 1993. For the first nine months of 1994, average total deposits have increased $50 million from the comparable period in 1993.

     As is shown in Table 1, average non-interest-bearing demand deposits have risen $30 million or 4.1% to $755 million in the third quarter of 1994 from $725 million in 1993. Year to date, such demand deposits have increased $37
million or 5.1%.    Table 1 also shows that average time deposits, which
includes both core deposits and certificates of deposit of $100,000 and over, increased $59 million between the third quarter of 1993 and 1994 and $38 million between the comparable year-to-date periods. Core certificates of deposit of under $100,000 exhibited the most significant growth within the time category. For each comparative period, the growth in the non-interest demand and time deposit categories has exceeded the amount attributable to the Baton Rouge acquisition.

     Average savings, interest-bearing demand, and money market account deposits decreased from the third quarter and first nine months of 1993 to the comparable periods in 1994, despite the addition of approximately $40 million to these deposit categories from the Baton Rouge transaction. These changes have resulted in part from the increasing attractiveness of alternative investment opportunities in 1994 as market rates have risen.

Investment in Securities

     For the first nine months of 1994, the Company's average investment in securities increased by $120 million or 7.9% to $1.65 billion from $1.53 billion in 1993. A smaller increase of $37 million or 2.4% in the average investment in securities for the third quarter of 1994, to $1.60 billion from $1.56 billion in 1993, reflected in part the recent improvement in loan demand. From December 31, 1993, the Company's total investment in securities has decreased $69 million or 4.2% to $1.56 billion at September 30, 1994.

     The average investment in securities for both the third quarter and year-to-date periods in 1994 represented approximately 61% of total interest-earning assets during these periods, up slightly from 1993. The mix of period-end and average investments has remained relatively stable, with U. S. Treasury and government agency issues, excluding mortgage-backed issues, representing approximately 80% of the totals.

     The weighted-average maturity of the overall portfolio of securities was 29 months at September 30, 1994, down from 30 months at the end of the previous quarter and 34 months at year end 1993. The weighted-average taxable-equivalent portfolio yield for the third quarter of 1994 was 5.75%, a small but steady increase from the 5.72% yield for 1994's second quarter and 5.69% for the first quarter of the year.

Asset Quality

     Overall asset quality has exhibited a trend of steady improvement over the past several years. As is shown in Table 3, during the third quarter of 1994, the Bank continued to be successful in its efforts to reduce its non-performing assets through the full rehabilitation of nonaccruing loans, the workout of troubled credits, or the sale of repossessed loan collateral.

     Non-performing assets totalled $25.0 million at September 30, 1994, some $24.9 million or 50% below the $49.9 million total at year end 1993 and $28.0 million or 53% lower than the total from a year earlier. For the third quarter of 1994, the Bank was successful in recovering $8.3 million of previously charged-off loans, including a $6.1 million recovery from one borrower. For the same period, the Company identified approximately $900 thousand of loans to be charged off. As is shown in Table 2, year to date through September 30, 1994, the Company is in a net recovery position of $14.3 million, an improvement of approximately $10.9 million over 1993.



     The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. With the significant recoveries in the third quarter of 1994, the Company was able to return $6.1 million of the reserves for possible loan losses to income, bringing reserve reductions in 1994 to a total of $16.1 million. Through September 30, 1993, the Company had reduced the reserve for possible loan losses by $60 million, reflecting the improvement in overall asset quality and management's determination that efforts to deal with asset quality issues had yielded lasting positive results. The reserve for possible loan losses represented 243% of non-performing loans at September 30, 1994. At year end 1993 this reserve coverage was 132%.

     The Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. No significant dispositions of these property interests were made during the year ended December 31, 1993 or the first nine months of 1994. Future dispositions may result in the recognition of substantial gains.

Capital Adequacy

     The strong earnings reported for the nine months of 1994, including the effect of the adjustments to the reserve for loan losses, are reflected in the increase in the Company's and the Bank's regulatory risk-based capital ratios between December 31, 1993 and September 30, 1994. The total of risk-weighted assets used in the capital ratio calculations at September 30, 1994 has increased approximately $46 million from year end 1993, primarily reflecting an increase in loan commitments and a shift in the asset mix to loans which generally are assigned a risk-weighting higher than for the Company's investment securities. For purposes of these calculations, capital does not currently include the net unrealized gain or loss on securities available for sale which is reported as a separate component of shareholders' equity.

     The Company's regulatory capital ratios, which are essentially the same as those calculated for the Bank, are shown here compared to the minimums currently required for regulatory classification as a "well capitalized" institution:

                                                         Required for
                        September 30,  December 31,    well-capitalized
                             1994          1993           institution
                        _____________  ____________    ________________

Tier 1 risk-based
     capital ratio       20.36%        18.92%             6.00%

Total risk-based
     capital ratio       21.63%        20.19%            10.00%

Tier 1 leverage
     capital ratio        9.54%         8.23%             5.00%

RESULTS OF OPERATIONS

Net Interest Income

     As shown in Table 1, taxable-equivalent net interest income for the third quarter of 1994 increased $2.5 million or 8.0% from the comparable period in 1993, while the net interest margin was essentially unchanged. In comparison to the second quarter of the current year, net interest income has increased approximately $1.9 million and the net interest margin has risen slightly.
For the first nine months of 1994, taxable-equivalent net interest income increased $3.2 million or 3.5% from the same period in 1993, while the net interest margin decreased from 4.77% in 1993 to 4.74% in 1994. A combination of factors contributed to these changes, the components of which are detailed in Table 1.

     Loan interest income increased $4.5 million in the third quarter of 1994 from the comparable period in 1993. Approximately $1.9 million of this increase was driven by both the growth in average loans outstanding and an increase in the effective loan portfolio yield. Loan interest income for 1994's third quarter also included $2.6 million of previously collected but unrecognized interest on loans that had at times in prior years been accounted for under the cost recovery method. This adjustment was identified through management's continuing review of the Bank's loan portfolio to ensure compliance with internal policies. No portion of the total adjustment related to a particular prior period was material.

     Interest income on investment securities decreased approximately $700 thousand in the third quarter of 1994 from the comparable period in 1993, despite an increase between these periods in the average investment in securities outstanding. The effective yield on the investment securities portfolio is not as immediately responsive to rising market rates as are loan yields. The effective yield was 5.75% in the third quarter of 1994 and 6.09% in 1993's third quarter, a decrease which reflects the lingering impact of the falling rate environment that had prevailed until earlier this year. During 1994, the overall effective investment yield has been registering small but steady increases.

     Year-to-date total interest income through September 30, 1994 has increased from the comparable period in 1993 by approximately $4.5 million. Factors similar to those discussed above contributed to this overall increase. The overall effective yield on interest-earning assets for the third quarter of 1994 was 6.78%, an increase over both the 6.62% yield for the previous quarter and the 6.35% yield for the first quarter of the year.

     Interest expense increased $1.0 million for the third quarter of 1994 and $1.3 million for the year-to-date period as compared to 1993. These increases reflect the impact of the rising rate environment during 1994, the growth in average interest-bearing deposits, and a shift in the deposit mix toward core time deposits from other lower cost deposit categories, a shift which is partly attributable to the Baton Rouge acquisition. The overall cost of funds rate on interest-bearing liabilities was 2.81% in 1994's third quarter, higher than both the 2.68% rate for 1994's second quarter and 2.55% for the first three months of 1994.

Other Income and Expense

     Non-interest income increased approximately $400 thousand or 5.8% from $7.2 million in the third quarter of 1993 to $7.6 million in 1994. Fee income, including income from service charges on deposit accounts, trust services, credit card and mortgage-banking operations and international banking services, showed a net increase of approximately $600 thousand for the 1994 quarter as compared to 1993. Year to date, non-interest income has increased by $1.7 million or 7.1% from 1993 to 1994, with virtually all of the increase attributable to fee income.

     Total non-interest expense increased approximately $2.2 million or 9.0% to $26.7 million for the third quarter of 1994 from $24.5 million in the third quarter of 1993. For the year-to-date period, the increase in non-interest expense was $2.0 million or 2.7%, to $76.9 million in 1994 from $74.9 million in 1993.

     Salaries and employee benefits expense totalled approximately $13.5 million for the third quarter of 1994 compared to $12.2 million for the third quarter of 1993, an increase of $1.3 million or 10.8%. Year to date, there was a $4.2 million increase in this expense category. The 401(k) employee savings plan implemented in the fourth quarter of 1993, the Baton Rouge acquisition, merit pay increases and various employee and management incentives as well as staff additions and changes were responsible for these increases.

     Other non-interest expense for the third quarter of 1994 was approximately $800 thousand higher than for 1993's third quarter, largely as a result of certain nonrecurring adjustments in each of these periods. The year-to-date total for this expense category for 1994 was $2.5 million below the comparable period of 1993, primarily because of a $2.8 million improvement in the net expense related to valuation adjustments and recoveries on other real estate owned and other non-loan problem assets. Excluding this improvement, other year-to-date non-interest expense in 1994 was approximately $300 thousand above 1993's level.

Income Taxes

     Excluding the reductions in the reserve for possible loan losses which were taxed at statutory rates, the Company provided for income taxes at an effective rate of 31.5% in the first nine months of 1994, up from 30.0% for the comparable period of 1993. The effective rates in each period differ from the statutory rate of 35% in both 1994 and 1993 primarily because of the tax exempt income earned on investments in state and municipal obligations. The higher effective rate in 1994 is largely the result of a lower proportion of tax-exempt to pre-tax income for 1994 compared to 1993. The Company reviews its estimated annual effective tax rate throughout the year.

Accounting Changes

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 109, "Accounting for Income Taxes," both effective as of January 1, 1993. Recording the cumulative effects of these accounting changes resulted in a nonrecurring increase in net income of $634,000 for the first quarter and first nine months of 1993. Further details concerning these accounting changes are provided in the Company's report on Form 10-Q for the quarter ended March 31, 1993, and in its report on Form 10-K for the year ended December 31, 1993.

     Effective December 31, 1993, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The statement specifies criteria for classifying investments as either trading securities, securities held to maturity, or securities available for sale, and establishes reporting standards for each classification.

     Management considered the Company's existing investment portfolio and underlying asset/liability management policies and strategies in light of the new standard and determined that its investments in mortgage-backed securities met the criteria for classification as securities available for sale. These securities have been reported at their estimated fair values at September 30, 1994 and December 31, 1993. The tax-effected net unrealized holding gain or loss on these securities is reported as a separate component of shareholders' equity in the consolidated balance sheets. The remaining portfolio of securities has been classified as held to maturity and continues to be reported at amortized cost. The Company currently maintains no trading portfolio.

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

     The Bank enters into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, both as a source of funding for certain short-term lending facilities and as part of its services to correspondent banks and certain other customers. Neither the Company nor the Bank has accessed long term debt markets as part of liquidity management.

     Average core deposits, defined as all deposits other than time deposits of $100,000 or more, grew some $41 million from $2.17 billion in the third quarter of 1993 to $2.21 billion in 1994's third quarter, reflecting in part the Baton Rouge acquisition. Core deposits comprised approximately 90% of total average deposits for both of these periods.

     As of September 30, 1994, approximately $290 million or 18.5% of the overall investment securities portfolio, including securities available for sale, was scheduled to mature within one year. Securities maturing within one year as of December 31, 1993, totalled $330 million or 20.2% of the investment portfolio at that date.

     The Bank had $494 million in unfunded loan commitments outstanding at September 30, 1994, an increase of $95 million from the level at December 31, 1993. Contingent obligations under letters of credit and financial guarantees increased slightly from year end 1993 to a total of $65 million at September 30, 1994. Available credit card lines were $28 million at the end of the third quarter, essentially unchanged from year end 1993. Draws under these financial commitments are not expected to place any unusual strain on the Company's liquidity position.

TABLE 1.
WHITNEY HOLDING CORPORATION
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)

                                                              Third Quarter Ended September 30,
                                                             1994                           1993
                                              ---------------------------------------------------------------
                                                Average     Income/   Yield/    Average     Income/   Yield/
                                                Balance     Expense   Rate      Balance     Expense    Rate
                                              ---------------------------------------------------------------
ASSETS
Loans (tax equivalent) (1),(2)...............   $993,087    $23,264   8.52 %    $930,104    $18,707    7.98 %
                                              ---------------------------------------------------------------

U. S. Treasury securities.................... $1,029,435    $13,898   5.36 %    $901,333    $13,044    5.74 %
U.S. government agency securities............    260,791      3,744   5.74       337,240      4,919    5.83
Mortgage-backed securities (3)...............    151,061      2,475   6.44       185,096      3,098    6.69
State and municipal securities
     (tax equivalent) (1)....................    121,545      2,480   8.16        99,807      2,169    8.69
Corporate bonds and other securities.........     38,331        589   6.15        40,719        676    6.64
                                              ---------------------------------------------------------------
     Total investment in securities.......... $1,601,163    $23,186   5.75 %  $1,564,195    $23,906    6.09 %
                                              ---------------------------------------------------------------

Federal funds sold...........................     42,201        494   4.64 %     104,412        797    3.03 %
Interest-bearing deposits....................          -          -      -             -          -       -
                                              ---------------------------------------------------------------
     Total interest-earning assets........... $2,636,451    $46,944   6.78 %  $2,598,711    $43,410    6.64 %
                                              ---------------------------------------------------------------

Cash and due from financial institutions.....    181,924                         180,715
Bank premises and equipment, net.............     63,205                          61,920
Other real estate owned, net.................      7,220                          21,520
Other assets.................................     75,148                          74,194
Reserve for possible loan losses.............    (42,141)                        (51,046)
                                              -----------                     -----------
     Total assets............................ $2,921,807                      $2,886,014
                                              ===========                     ===========

LIABILITIES
Savings deposits.............................   $534,859     $3,629   2.69 %    $557,082     $3,791    2.70 %
NOW and MMDA deposits........................    571,550      2,596   1.80       597,898      2,924    1.94
Time deposits................................    581,961      5,335   3.64       522,810      3,894    2.95
                                              ---------------------------------------------------------------
     Total interest-bearing deposits......... $1,688,370    $11,560   2.72 %  $1,677,790    $10,609    2.51 %
                                              ---------------------------------------------------------------

Federal funds purchased and
     repurchase agreements...................    168,020      1,578   3.73 %     216,496      1,504    2.76 %
                                              ---------------------------------------------------------------
     Total interest-bearing liabilities...... $1,856,390    $13,138   2.81 %  $1,894,286    $12,113    2.54 %
                                              ---------------------------------------------------------------

Demand deposits, non-interest-bearing........    755,361                         725,149
Other liabilities............................     26,351                          27,349
Shareholders' equity.........................    283,705                         239,230
                                              -----------                     -----------
     Total liabilities and shareholders'
        equity............................... $2,921,807                      $2,886,014
                                              ===========                     ===========

     Net interest income/margin
         (tax equivalent) (1)................               $33,806   4.80 %                $31,297    4.79 %
                                                           =========  ======               ========   =======

                                                               Nine Months Ended September 30,
                                                             1994                            1993
                                              ---------------------------------------------------------------
                                                Average     Income/   Yield/    Average     Income/   Yield/
                                                Balance     Expense   Rate      Balance     Expense    Rate
                                              ---------------------------------------------------------------
ASSETS
Loans (tax equivalent) (1),(2)...............   $963,469    $61,650   8.46 %    $955,411    $56,094    7.85 %
                                              ---------------------------------------------------------------

U. S. Treasury securities.................... $1,010,536    $40,668   5.38 %    $871,570    $38,474    5.90 %
U.S. government agency securities............    315,220     12,928   5.47       337,164     14,821    5.86
Mortgage-backed securities (3)...............    162,522      7,810   6.41       188,130      9,593    6.80
State and municipal securities
     (tax equivalent) (1)....................    119,935      7,370   8.19        94,270      6,260    8.85
Corporate bonds and other securities.........     38,392      1,779   6.18        35,480      1,885    7.08
                                              ---------------------------------------------------------------
     Total investment in securities.......... $1,646,605    $70,555   5.72 %  $1,526,614    $71,033    6.21 %
                                              ---------------------------------------------------------------

Federal funds sold...........................     72,166      1,978   3.67 %     112,262      2,516    3.00 %
Interest-bearing deposits....................          -          -      -         1,136         26    3.08
                                              ---------------------------------------------------------------
     Total interest-earning assets........... $2,682,240   $134,183   6.65 %  $2,595,423   $129,669    6.67 %
                                              ---------------------------------------------------------------

Cash and due from financial institutions.....    188,294                         186,045
Bank premises and equipment, net.............     62,041                          62,224
Other real estate owned, net.................     11,838                          31,244
Other assets.................................     72,660                          83,449
Reserve for possible loan losses.............    (42,859)                        (82,988)
                                              -----------                     -----------
     Total assets............................ $2,974,214                      $2,875,397
                                              ===========                     ===========

LIABILITIES
Savings deposits.............................   $550,723    $11,124   2.70 %    $551,049    $11,399    2.77 %
NOW and MMDA deposits........................    587,914      7,909   1.80       612,706      9,346    2.04
Time deposits................................    563,974     14,174   3.36       526,244     11,601    2.95
                                              ---------------------------------------------------------------
     Total interest-bearing deposits......... $1,702,611    $33,207   2.61 %  $1,689,999    $32,346    2.56 %
                                              ---------------------------------------------------------------
Federal funds purchased and
     repurchase agreements...................    209,978      5,105   3.25 %     226,409      4,678    2.76 %
                                              ---------------------------------------------------------------
     Total interest-bearing liabilities...... $1,912,589    $38,312   2.68 %  $1,916,408    $37,024    2.58 %
                                              ---------------------------------------------------------------

Demand deposits, non-interest-bearing........    761,358                         724,120
Other liabilities............................     26,367                          26,392
Shareholders' equity.........................    273,900                         208,477
                                              -----------                     -----------
     Total liabilities and shareholders'
        equity............................... $2,974,214                      $2,875,397
                                              ===========                     ===========

     Net interest income/margin
         (tax equivalent) (1)................               $95,871   4.74 %                $92,645    4.77 %
                                                           =========  ======               =========  =======

(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35%.
(2)  Average balance includes nonaccruing loans of $21,750 and $37,272 for the third quarters and $25,621 and
     $52,818 for the nine month periods in 1994 and 1993, respectively.
(3)  Average balance in 1994 includes unrealized gain (loss) on securities available for sale of ($2,610) for the quarter and $167 for the nine month period.
     These gains (losses) are excluded in calculating yields.

                                             Page 19 of 24

TABLE 2
WHITNEY HOLDING CORPORATION
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions, unaudited)

                                                     1994                    1993                   1992
                                             -------------------  --------------------------   ---------------
                                               3rd    2nd    1st    4th    3rd    2nd    1st      4th     3rd
                                             -------------------  --------------------------   ---------------
    Reserve, beginning of quarter            $41.4  $39.4  $44.5  $42.0  $49.6  $97.5  $98.6   $100.3  $101.5
    Provision for possible loan losses:
        Expense of providing loss reserves       -      -      -      -      -      -      -        -     0.8
        Reduction of loss reserves            (6.1)     -  (10.0)     -  (10.0) (50.0)     -        -       -
    Loans charged off                         (0.9)  (0.3)  (1.5)  (1.0)  (0.7)  (0.9)  (3.8)    (4.2)   (4.3)
    Recoveries                                 8.3    2.3    6.4    3.5    3.1    3.0    2.7      2.5     2.3
                                             -------------------  --------------------------   ---------------
    Reserve, end of quarter                  $42.7  $41.4  $39.4  $44.5  $42.0  $49.6  $97.5    $98.6  $100.3
                                             -------------------  --------------------------   ---------------


TABLE 3
WHITNEY HOLDING CORPORATION
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions, unaudited)

                                              1994                    1993                    1992
                                       -------------------  --------------------------   ---------------
                                        3rd    2nd    1st    4th    3rd    2nd    1st     4th     3rd
                                       -------------------  --------------------------   ---------------
Nonaccruing loans..................... $17.5  $22.0  $26.4  $33.6  $34.8  $39.8  $58.0    $70.6   $95.0

Restructured loans....................     -      -      -      -      -      -      -        -       -
                                       -------------------  --------------------------   ---------------
   Total non-performing loans......... $17.5  $22.0  $26.4  $33.6  $34.8  $39.8  $58.0    $70.6   $95.0
                                       -------------------  --------------------------   ---------------

Other real estate owned, net..........   7.4    7.4   13.4   16.1   18.0   22.3   37.5     40.2    52.5

Other foreclosed assets...............   0.1      -      -    0.2    0.2    0.2    0.3      0.4     1.4
                                       -------------------  --------------------------   ---------------
Total non-performing assets........... $25.0  $29.4  $39.8  $49.9  $53.0  $62.3  $95.8   $111.2  $148.9
                                       ===================  ==========================   ===============

Net gain (loss) on sales of OREO......  $0.3   $1.1   $1.8   $0.8   $0.3   $1.8   $0.7     $0.3    $0.1
                                       ===================  ==========================   ===============

Reserve for possible
   loan losses as a percent of:
   Total non-performing
   loans..............................   243%   188%   149%   132%   121%   125%   168%     140%    106%
   Total loans........................   4.1%   4.2%   4.0%   4.6%   4.6%   5.2%  10.0%     9.4%    9.0%

Non-performing loans as a percent of
   total loans........................  1.69%  2.21%  2.70%  3.45%  3.80%  4.20%  6.12%    6.75%   8.91%

Non-performing assets as a percent of
   total assets.......................  0.87%  1.01%  1.28%  1.66%  1.85%  2.18%  3.33%    3.77%   5.33%


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


                                       WHITNEY HOLDING CORPORATION
                                             (Registrant)



Date:  November 14, 1994          By:  /s/Edward B. Grimball
      ------------------------        --------------------------------
                                      Edward B. Grimball
                                      Executive Vice President &
                                      Chief Financial Officer