Form 10-K
WHITNEY HOLDING CORP
filed 1995-03-24
CIK 106926

March 22, 1995




Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System


                          Re:  File Number 0-1026

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company"), is the Company's Report on Form 10-K for the year ended December 31, 1994.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                   Sincerely,


                                   /s/ Edward B. Grimball

                                   Edward B. Grimball
                                   Executive Vice President&
                                   Chief Financial Officer
                                   (504) 586-7570

EBG/drm

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
      Act of 1934

For the fiscal year ended December 31, 1994
                                       OR
[   ] Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from _________________________to_____________________

Commission file number 0-1026
                          WHITNEY HOLDING CORPORATION
           (Exact name of registrant as specified in its charter)
Incorporated in Louisiana                       I.R.S. Employer Identification
                                                       No. 72-6017893

              228 St. Charles Avenue, New Orleans, Louisiana 70130
                    (Address of principal executive offices)

Registrant's telephone number, including area code (504) 586-7272

Securities registered pursuant to Section 12(b) of the Act:
                                      None
Securities registered pursuant to Section 12(g) of the Act:
                                                     Common Stock, no par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 1, 1995
                    Approximately $302,646,000*

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Common Stock, no par value, 14,740,686 shares outstanding as of March 1, 1995.

                      Documents Incorporated by Reference

         Definitive Proxy Statement dated March 10, 1995, Part III.


* For the purposes of this computation, shares owned by directors and executive officers of the Registrant, even though all such persons may not be affiliates as defined in SEC Rule 405, have been excluded.

                                                                           Page
                                                                           ----
PART I
         Item 1:  Business                                                    3
         Item 2:  Properties                                                  4
         Item 3:  Legal Proceedings                                           4
         Item 4:  Submission of Matters to a Vote of Security Holders         4
         Item 4a: Executive Officers of the Registrant                        4
-------------------------------------------------------------------------------
PART II
         Item 5:  Market for the Registrant's Common Stock and Related
                  Shareholder Matters                                         5
         Item 6:  Selected Financial Data                                     6
         Item 7:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7
         Item 8:  Financial Statements and Supplementary Data                23
         Item 9:  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        45
-------------------------------------------------------------------------------
PART III
         Item 10: Directors and Executive Officers of the Registrant         46
         Item 11: Executive Compensation                                     46
         Item 12: Security Ownership of Certain Beneficial Owners and
                  Management                                                 46
         Item 13: Certain Relationships and Related Transactions             46
-------------------------------------------------------------------------------
PART IV
         Item 14: Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                   47
-------------------------------------------------------------------------------

         Signatures                                                          49

                                     PART I

Item 1:  BUSINESS

         Whitney Holding Corporation (the "Company") is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956. The Company became an operating entity in 1962 with Whitney National Bank (the "Louisiana Bank") as its only significant subsidiary. In December, 1994, the Company established the Whitney Bank of Alabama (the "Alabama Bank") and, through this new banking subsidiary, acquired the Mobile area operations of The Peoples Bank, Elba, Alabama on February 17, 1995. The Louisiana Bank, which has its headquarters in Orleans Parish, has been engaged in general banking business in Louisiana and the City of New Orleans since 1883.

         The Company, through its banking subsidiaries, engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the performance of corporate, pension and personal trust services, investment services and safe deposit rentals. The Louisiana Bank is active as a correspondent for other banks. The Banks render specialized services of different kinds in connection with all of the foregoing, and operate forty-four offices in south Louisiana, five offices in the Mobile area, and a foreign branch on Grand Cayman in the British West Indies.

         There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Banks. Within its market areas, the Banks compete directly with several major banking institutions of comparable or larger size and resources as well as with various other smaller banking organizations and local and national "non-bank" competitors, including savings and loans, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage firms, and registered investment companies (mutual funds).

         In recent years there has been a significant consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. This movement to consolidation has been driven both by the large number of bank and S&L failures experienced during the crisis of the late 1980's and early 1990's as well as by general competitive pressures. All of the Banks' major direct banking competitors have been relatively active in expansion through acquisition. In recent years, the Company has entered into two acquisitions of banking operations involving approximately $200 million of assets and liabilities. The trend toward industry consolidation is expected to continue in the near term.

         All material funds of the Company are invested in the Banks. The Banks have a large number of customer relationships which have been acquired over a period of many years and are not dependent upon any single customer or upon a few customers, so the loss of any single customer or a few customers would not have a material adverse effect on the Banks or the Company. The Louisiana Bank has customers in a number of foreign countries but the portion of revenue derived from these foreign customers is not a material portion of its overall revenues.

         The Company and the Banks and their related operations are subject to federal, state and local laws applicable to banks and bank holding companies and to the regulations of the Board of Governors of the Federal Reserve System, the Comptroller of Currency and the Federal Deposit Insurance Corporation.

         The Company does not believe that compliance with existing federal, state or local environmental laws and regulations will impose any material financial obligation on the Company or materially affect the realizable value of its assets.

Item 2:  PROPERTIES

         The Company owns no real estate in its own name. The Louisiana Bank owns the fourteen-story Whitney National Bank Building at 228 St. Charles Avenue in New Orleans. The Louisiana Bank occupies approximately 68.0% of the 364,863 square feet in this building, and the balance is either leased to third parties or available to be leased. The Banks also own the premises for twelve branches in Orleans Parish, six branches in Jefferson Parish, four branches in Mobile County, four branches in Lafayette Parish, six branches in East Baton Rouge Parish and three branches in St. Tammany Parish, one of which is located on leased ground. None of these properties is subject to any significant encumbrances.

         The Banks hold a variety of property interest acquired throughout the years in settlement of loans. Reference is made to Note 7 to the financial statements included in Item 8 for further information as to such property interest as of December 31, 1994.

Item 3:  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 4a: EXECUTIVE OFFICERS OF THE REGISTRANT

         William L. Marks, 51, Chairman of the Board and Chief Executive Officer of the Louisiana Bank and the Company since February 28, 1990. Former Senior
Executive Vice President and Regional Executive of AmSouth Bank NA, headquartered in Birmingham, Alabama, responsible for a division with $1 billion in assets and 702 employees.

         R. King Milling, 54, since 1979, Director, and since December, 1984, Director and President, of the Louisiana Bank and the Company.

         G. Blair Ferguson, 51, since July, 1993, Executive Vice President, of the Louisiana Bank and the Company. Former Executive Vice President and Regional Director of First City, Dallas, Texas.

         Edward B. Grimball, 50, from September, 1990 to October, 1991, Vice President and Chief Financial Officer, and since October, 1991, Executive Vice President and Chief Financial Officer of the Louisiana Bank and the Company. Former Senior Vice President, Comptroller and Secretary of Bank South Corp., a $5-billion multi-bank holding company headquartered in Atlanta, Georgia.

         Kenneth A. Lawder, Jr., 53, since December, 1991, Executive Vice President of the Louisiana Bank and the Company. Former Senior Vice President, Wachovia Bank NA., a $17-billion bank headquartered in Winston-Salem, North Carolina.

         Joseph W. May, 49, since December, 1993, Executive Vice President of the Louisiana Bank and the Company. Former Executive Vice President and Chief Credit Policy Officer, Comerica, Inc., a $27-billion bank holding company headquartered in Detroit, Michigan.

         John C. Hope, III, 46, since October, 1994, Chairman of the Board and Chief Executive Officer of Whitney Bank of Alabama, and Executive Vice President of the Company. Former Executive Vice President and Manager, Southern Area of AmSouth Bank of Alabama.

                                    PART II

Item 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         a) The Company's stock price is reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system under the symbol WTNY. The following table shows the range of closing prices of the Company's stock for each calendar quarter of 1994 and 1993 as reported on the NASDAQ National Market System.

                                                1994                1993
                                    ----------------    ----------------
                  1st Quarter       21 1/2 - 24         15 3/4 - 23 1/2
                  2nd Quarter       21 3/4 - 27 1/4     19     - 23 1/2
                  3rd Quarter       25 3/4 - 28 1/2     19 1/2 - 25 5/8
                  4th Quarter       21     - 27         21 3/4 - 26

         b) The approximate number of shareholders of record of the Company, as of March 1, 1995, is as follows:
                         Title of Class             Shareholders of Record
                   --------------------------       ----------------------
                   Common Stock, no par value                2,854

         c) During 1994 and 1993, the Company declared dividends as follows:

                                             1994             1993
                                    -------------    -------------
                  1st Quarter       $       0.15     $        0.07
                  2nd Quarter               0.15              0.10
                  3rd Quarter               0.17              0.13
                  4th Quarter               0.17              0.13

         The Company declared an increase in its quarterly on January 25, 1995 to $0.20 per share payable April 3, 1995.

         Per-share stock price and dividend information shown above has been adjusted where appropriate to give retroactive effect to the three-for-two stock splits that were effective February 22, 1993 and November 29, 1993.

Item 6: SELECTED FINANCIAL DATA





                                                                                   YEAR ENDED DECEMBER 31,
                                                                    1994        1993        1992        1991        1990
                                                                ------------------------------------------------------------
BALANCE SHEET DATA                                                 (dollars in thousands, except per-share data)
AT YEAR-END:

     Total assets.............................................   $2,912,657  $3,002,540  $2,953,032  $2,858,204  $2,872,287
     Total investment in securities...........................    1,532,978   1,633,746   1,474,746   1,139,275     810,532
     Total loans..............................................    1,060,167     975,728   1,046,723   1,266,992   1,480,373
     Total earning assets.....................................    2,610,745   2,719,474   2,649,914   2,543,392   2,521,326
     Total deposits...........................................    2,411,063   2,505,303   2,541,136   2,440,913   2,397,900
AVERAGE BALANCE:
     Total assets.............................................   $2,956,032  $2,888,335  $2,843,833  $2,854,924  $2,701,872
     Total investment in securities...........................    1,622,971   1,547,701   1,281,713   1,040,451     783,131
     Total loans..............................................      979,254     952,238   1,124,993   1,356,995   1,439,047
     Total earning assets.....................................    2,667,051   2,604,901   2,550,935   2,553,172   2,374,271
     Total deposits...........................................    2,452,208   2,415,590   2,399,412   2,383,941   2,176,161
INCOME DATA
Net interest income...........................................     $123,894    $120,514    $112,430     $99,200     $96,688
Provision for possible loan losses:
   Expense of providing loss reserves.........................       -           -           (3,350)    (45,387)    (62,266)
   Loss reserve reduction.....................................       26,139      60,000      -           -           -
Gains on sale of securities...................................           46      -            5,429      18,376      -
Non-interest income...........................................       32,307      30,991      27,215      26,923      18,218
Non-interest expense..........................................     (104,258)   (100,093)   (112,623)   (105,803)    (88,720)
                                                                ------------------------------------------------------------
Income (Loss) before income tax and effect                          $78,128    $111,412     $29,101     ($6,691)   ($36,080)
     of accounting changes....................................
Income tax expense (benefit)..................................       25,290      35,645       8,899      (2,007)    (18,641)
                                                                ------------------------------------------------------------
Income (Loss) before effect of accounting                           $52,838     $75,767     $20,202     ($4,684)   ($17,439)
     changes......................................
Cumulative effect of accounting changes, net..................       -              634      -           -           -
                                                                ------------------------------------------------------------
Net income (loss).............................................      $52,838     $76,401     $20,202     ($4,684)   ($17,439)
COMMON STOCK DATA
Earnings (Loss) per share.....................................        $3.63       $5.30       $1.41      ($0.33)     ($1.21)
Dividends per share...........................................        $0.64       $0.43       $0.07      -            $0.85
Book value per share, end of period...........................       $20.36      $17.93      $12.88      $11.57      $11.89
Weighted average number of shares                                14,557,008  14,425,007  14,368,052  14,347,071  14,347,071
     outstanding................................
SELECTED RATIOS
Return on average assets .....................................         1.79%       2.65%       0.71%    (0.16)%     (0.65)%
Return on average shareholders' equity .......................        19.13%      34.78%      11.52%    (2.79)%     (8.78)%
Net interest margin, taxable-equivalent.......................         4.79%       4.75%       4.52%       3.99%       4.03%
Tier 1 risk-based capital ratio...............................        20.70%      18.92%      13.59%      10.48%       9.30%
Total risk-based capital ratio................................        21.97%      20.19%      14.91%      11.82%      10.62%
Tier 1 leverage capital ratio.................................         9.84%       8.23%       6.02%       5.29%       5.26%
Shareholders' equity to total assets..........................        10.22%       8.63%       6.28%       5.81%       5.94%

Note: All share and per-share figures give effect to the three-for-two stock splits effective February 22,
      1993 and November 29, 1993.


Item 7:  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation earned $52.8 million in 1994 or $3.63 per share. These results include the effects of a $6.1 million recovery of a charged-off loan which the Company was able to transfer to income and of an additional $20 million reduction in the level of the reserve for possible loan losses. The transfer of the recovery and the reserve reduction together contributed $17.0 million or $1.17 per share to 1994 earnings on an after-tax basis. For 1993, the Company reported earnings of $76.4 million or $5.30 per share, including an after-tax contribution to earnings of $39.5 million or $2.74 per share resulting from a total of $60.0 million in loan loss reserve reductions during that year.

         Net interest income and non-interest income both increased in 1994 as compared to 1993, as did non-interest expense. Net interest income increased $3.4 million or 2.8% while the taxable-equivalent net interest margin was essentially unchanged at 4.79% in 1994 compared to 4.75% in 1993. The $1.3 million or 4.3% overall increase in non-interest income reflected improvement in virtually all income categories. Non-interest expense was $4.2 million or 4.2% higher in 1994 compared to 1993, largely as a result of increased personnel expenses from acquisitions, merit pay increases, and various employee and management incentives and benefits as well as from essential staff additions and changes.

         Non-performing assets continued their steady decrease of the past several years in 1994. At December 31, 1994, non-performing assets were $22.1 million, down 56% from $49.9 million at December 31, 1993. The reserve for possible loan losses was $34.4 million on December 31, 1994, an amount which represented 224% of non-performing loans and 3.2% of total loans. At year end 1993, the reserve coverage was 132% of non-performing loans and 4.6% of total loans on that date.

         For 1994, average earning assets were $2.67 billion, an increase of $62 million or 2.4% from $2.61 billion in 1993. Average accruing loans outstanding were $956 million in 1994 compared to $904 million in the previous year, an increase of $52 million or 5.8%. This loan growth is attributable to both the Baton Rouge acquisition, as discussed below, which was completed in the first quarter of 1994 and to a strengthening of demand for both commercial and consumer credit in the Company's market areas. At December 31, 1994, total loans outstanding were $1.06 billion, an increase of $84 million or 8.6% over the $976 million of total loans outstanding on December 31, 1993.

         Average total deposits showed modest growth between 1994 and 1993, increasing $37 million to $2.45 billion. The impact of the deposits assumed in the Baton Rouge acquisition was partially offset by the movement of some deposit funds to higher yielding alternative investment instruments with the rise in market rates in 1994.

         The Company's average investment in securities increased by $75 million or 4.9% to $1.62 billion in 1994 as compared to $1.55 billion in 1993.
Throughout 1994, however, the level of the increase over 1993 has been declining. The funding of recent loan demand and deposit outflows is evident in this trend. From December 31, 1993, the Company's total investment in securities has decreased approximately $101 million or 6.2% to 1994's year end.

         On March 31, 1994, the Company and the Louisiana Bank completed a purchase and assumption transaction with Baton Rouge Bank and Trust Company. Included in the acquired assets, which totalled approximately $118 million, were $59 million in commercial, real estate mortgage and personal loans, and six banking offices in the Baton Rouge area. The deposits assumed included approximately $24 million in non-interest-bearing demand deposits and $94 million in interest-bearing transaction, savings and time deposit accounts. All six branch locations have been integrated into the Louisiana Bank.

         Subsequent to year end 1994, the Company, through the Alabama Bank, its newly formed banking subsidiary, acquired the Mobile area operations of The Peoples Bank, Elba, Alabama, for a purchase price of approximately $12 million. The assets and deposit liabilities associated with the five banking locations acquired in this transaction totalled approximately $90 million, including $47 million in loans. This impact of this acquisition will be reflected in the Company's consolidated financial statements beginning in 1995.

         The Company declared quarterly dividends in 1994 totalling $0.64 per share compared with $0.43 per share in 1993, an increase of $0.21 per share or 49%. During 1993, the Company's Board of Directors twice approved three-for-two stock splits which were effective in February and November of that year. All share and per-share data in this report on Form 10-K reflect the effect of these stock splits.

AVERAGE BALANCE SHEETS
(in thousands)
AVERAGE ASSETS                                   1994         1993         1992
                                           ----------   ----------   ----------
Cash and due from financial institutions   $  186,362   $  186,358   $  187,331
Interest bearing deposits in other
 financial institutions                             -          849        9,686
U.S. Treasury and agency securities         1,306,461    1,223,466      996,467
Mortgage-backed securities                    157,442      188,424      175,555
State and municipal securities                121,481       98,728       82,406
Corporate bonds and other securities           37,587       36,234       27,285
Federal funds sold                             64,826      104,962      134,543
Loans                                         979,254      952,238    1,124,993
Reserve for possible loan losses              (43,046)     (72,866)    (103,926)
Bank premises and equipment, net               62,400       61,868       63,631
All other assets                               83,265      108,074      145,862
                                           ----------   ----------   ----------
     Total assets                          $2,956,032   $2,888,335   $2,843,833
                                           ==========   ==========   ==========
AVERAGE LIABILITIES
Deposits:
   Non-interest-bearing demand deposits    $  759,549   $  732,734   $  696,077
   Savings deposits, NOW account
     and money market account deposits      1,122,636    1,157,859    1,101,488
   Time deposits                              570,023      524,997      601,847
                                            ---------   ----------   ----------
     Total deposits                         2,452,208    2,415,590    2,399,412
Federal funds purchased and
   repurchase agreements                      200,063      226,878      247,948
All other liabilities                          27,542       26,205       21,060
                                            ---------   ----------   ----------
     Total liabilities                      2,679,813    2,668,673    2,668,420
                                            ---------   ----------   ----------
AVERAGE SHAREHOLDERS' EQUITY
     Total capital accounts                   276,219      219,662      175,413
                                            ---------   ----------   ----------
     Total liabilities and shareholders'
        equity                             $2,956,032   $2,888,335   $2,843,833
                                           ==========   ==========   ==========

FINANCIAL CONDITION


Loans
         For 1994, the Company's average loans outstanding increased $27 million or 2.8% as compared to 1993. Average loans outstanding of $1.02 billion for the fourth quarter of 1994, however, are $29 million above the level in 1994's third quarter and $79 million or 8.4% above the fourth quarter of 1993. The Baton Rouge acquisition in the first quarter of 1994, an improving regional economy and a more aggressive effort to market both retail and commercial loan products all contributed to the growth in the loan portfolio throughout 1994.

         The improvement in economic conditions in the Company's market area, which is primarily southern Louisiana and Mississippi and, most recently, southern Alabama, has come after several years of a weaker economy which had been reflected in limited loan demand and in efforts by many commercial loan customers to reduce their existing debt levels. During that period the Louisiana Bank also consciously reduced its exposure to credits whose performance had been adversely affected by these adverse economic conditions. The significant reduction in non-performing loans over the past several years is shown in below in table of non-performing assets.

         During 1994, the Company continued to expand its lending resources, market areas and loan products, and management expects to continue and intensify these efforts in 1995 as the Banks compete to place high quality credits in the communities they serve. Unfunded loan commitments outstanding at December 31, 1994 have increased to approximately $582 million, some $183 million above the level at December 31, 1993.

LOAN PORTFOLIO BALANCES AT DECEMBER 31
(in thousands)
                            1994        1993        1992        1991        1990
                      ----------  ----------  ----------  ----------  ----------
Commercial, financial,
 and agricultural
 loans                $  575,794  $  569,812  $  574,721  $  745,159  $  867,350
Real estate loans -
 commercial and other    292,018     260,307     292,752     282,403     314,488
Real estate loans -
 retail mortgage          98,079      71,363      88,590     118,878     131,381
Loans to individuals      94,276      74,246      90,660     120,552     167,154
                      ----------  ----------  ----------  ----------  ----------
         Total loans  $1,060,167  $  975,728  $1,046,723  $1,266,992  $1,480,373
                      ==========  ==========  ==========  ==========   =========

Deposits and Short-term Borrowings

         The Company's average deposit base increased $37 million or 1.5% to $2.45 billion in 1994 from $2.42 billion in 1993. Underlying this modest overall increase is the effect of the acquisition of Baton Rouge Bank & Trust Company, offset in part by some net deposit outflow of interest-bearing deposits other than time certificates of deposit.

         As is shown in the table of average balance sheets, non-interest-bearing demand deposits increased on average by $27 million or 3.7% in 1994 as compared to 1993. This table also shows that average time deposits, which includes both core deposits and certificates of deposit of $100,000 and over, increased $45 million or 8.6% between 1993 and 1994. Virtually all of the growth within the time deposit category came from core certificates of deposit of under $100,000. The growth in the non-interest demand and time deposit categories in 1994 exceeded the amount attributable to the Baton Rouge acquisition for each category.

         Average savings, interest-bearing demand, and money market account deposits decreased $35 million or 3.0% in 1994 compared with 1993. These changes have resulted in part from the increasing attractiveness of alternative investment opportunities in 1994 as market rates have risen.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are used both as a source of funding for certain short-term lending facilities and as part of the Banks' services to correspondent banks and certain other customers. The Company's average short-term borrowing position, net of federal funds sold, was approximately $135 million in 1994 and $122 million in 1993.

Investment in Securities

         The Company's annual average investment in securities increased by $76 million or 4.9% to $1.62 billion in 1994 from $1.55 billion in 1993. Between the fourth quarters of 1993 and 1994, however, the average investment in securities decreased $84 million or 5.2%, reflecting in part the recent strengthening of loan demand. From December 31, 1993, the Company's total investment in securities has decreased approximately $101 million or 6.2% to $1.53 billion at 1994's year end.

         Both the period-end and average investment in securities constituted approximately 54% of total assets and 59% of earning assets in both 1994 and 1993. The mix of period-end and average investment in securities also remained relatively stable between these periods, with U.S. Treasury and government agency issues, excluding mortgage-backed issues, representing approximately 80% of total investments. The weighted average maturity of the overall portfolio of securities was 28 months at year end 1994 as compared with 34 months at year end 1993. The weighted average taxable-equivalent portfolio yield increased 10 basis points to 5.81% at December 31, 1994 from 5.71% at December 31, 1993.

         Effective December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement specifies criteria for classifying investments as either trading securities, securities held to maturity, or securities available for sale, and establishes reporting standards for each classification.

         Management has considered the Company's existing investment portfolio and underlying asset/liability management policies and strategies in light of SFAS No. 115 and determined that its investments in mortgage-backed securities meet the criteria for classification as securities available for sale. These securities were reported at their estimated fair values at December 31, 1994 and 1993. Any unrealized gain or loss associated with these securities at year end 1994 and 1993 was reported, net of tax, as a separate component of shareholders' equity. The tax-effected unrealized loss at December 31, 1994 was approximately $5.1 million. The remaining portfolio of securities was classified as held to maturity and continues to be reported at amortized cost. The Company maintained no trading portfolio in 1994 or 1993.

         In accordance with SFAS No. 115, reported information on investment securities from before the date of adoption has not been restated. On an ongoing basis, investment securities are classified as they are acquired and the continued propriety of classifications is periodically evaluated by management.

         The Company does not maintain any investment or participation in financial instruments or agreements whose value is linked to, or derived from, changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements, and other financial arrangements with similar characteristics, and are commonly referred to as derivatives.

INVESTMENT IN SECURITIES
(dollars in thousands)

Book Value at December 31                        1994         1993         1992
                                           ----------   ----------   ----------
U.S. Treasury securities                   $  994,230   $  934,134   $  785,269
Securities of U.S. government agencies        246,027      366,938      385,664
Mortgage-backed securities (available
 for sale at December 31, 1994 and 1993)      137,335      182,030      184,137
State and municipal securities                126,537      112,324       86,832
Corporate bonds                                25,160       34,534       28,896
Equity securities                               3,689        3,786        3,948
                                           ----------   ----------   ----------
Total                                      $1,532,978   $1,633,746   $1,474,746
                                           ==========   ==========   ==========

Distribution
 of Remaining
 Maturity                  Over One      Over Five
 and Yield    One Year     Through        Through        Over
 by Range     and Less    Five Years     Ten Years     Ten Years      Total
 at December--------------------------------------------------------------------
 31, 1994   Amount Yield  Amount Yield  Amount Yield  Amount Yield  Amount Yield
            --------------------------------------------------------------------
Securities
 held to
 maturity:
U.S.
 Treasury
 securities $174,202 5.3% $820,028 5.5% $    -   -%  $    -     -% $994,230 5.4%
Securities
 of U.S.
 government
 agencies     75,212 5.5   170,815 5.9       -   -        -     -   246,027 5.8
State and
 municipal
 securities
 (1)           8,577 7.2    49,029 7.7  58,532 8.3     10,399 9.7   126,537 8.1
Corporate
 bonds        25,160 5.4         -   -       -   -          -   -    25,160 5.4
Equity
 securities
 (3)               -   -         -   -       -   -      3,689   -     3,689   -

Securities
 available
 for sale:(4)
Mortgage-
 backed
 securities
 (2)               -   -   133,495 6.5   3,840 5.5          -   -   137,335 6.5

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

NON-PERFORMING ASSETS AT DECEMBER 31
(in thousands)             1994        1993        1992        1991        1990
                       --------    --------    --------    --------    --------
Loans accounted for
 on a nonaccrual
 basis                 $ 15,396    $ 33,631    $ 70,640    $103,763    $128,927
Restructured loans            -           -           -       3,017       2,534
                       --------    --------    --------    --------    --------
Total non-performing
 loans                 $ 15,396    $ 33,631    $ 70,640    $106,780    $131,461
Other real estate
 owned                    6,685      16,126      40,142      68,444      54,878
Other foreclosed
 assets                       3         174         420         364           -
                       --------    --------    --------    --------    --------
Total non-performing
 assets                $ 22,084    $ 49,931    $111,202    $175,588    $186,339
                       ========    ========    ========    ========    ========
Loans 90 days past
 due still
 accruing              $    201    $    876    $  1,441    $  1,004    $    496
                       ========    ========    ========    ========    ========

Non-performing assets
 as a percentage of:
 Total assets              0.8%        1.7%        3.8%        6.1%        6.5%
 Total loans and
 foreclosed assets         2.1%        5.0%       10.2%       13.1%       12.1%

Asset Quality

         Over the past four years, overall asset quality has improved steadily. As is shown in the non-performing assets table, during this period, the Company has been very successful in its efforts to reduce its non-performing assets through the full rehabilitation of nonaccruing loans, the workout of troubled credits, and the sale of repossessed loan collateral. Non-performing assets totalled $22.1 million at December 31, 1994, a decrease of $27.8 million or 56% from $49.9 million at year end 1993.

         Of the $15.4 million in nonaccruing loans at December 31, 1994, approximately $4.0 million represented loans on which interest payments are being recognized in income as collected. Nonaccruing loans totalling $6.6 million at year end 1994 were secured by real property collateral. Another $7.7 million consisted of various commercial credits.

         In 1994, the Company was successful in recovering $19.7 million of previously charged-off loans. For the same period, the Company identified approximately $3.6 million of loans to be charged off, a decrease of 44% from the $6.4 million of charge-offs in 1993. As is shown in the table summarizing loan loss experience, the Company ended 1994 in a net recovery position of approximately $16.1 million, an improvement of $10.1 million over 1993.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. With the significant recoveries during 1994 and the continued improvement in overall asset quality, the Company was able to return $26.1 million of the reserves for possible loan losses to income. In 1993, the Company had reduced the reserve for possible loan losses by a total of $60 million, reflecting the improvement in asset quality and management's determination that the steps taken in recent years to deal with asset quality issues at the Louisiana Bank had yielded lasting positive results. In management's judgment, some of the reserve levels that had been established in recognition of these asset quality issues were no longer needed. The reserve for possible loan losses was $34.4 million at December 31, 1994, which represented a 224% coverage of total non-performing loans and 3.3% of total loans.

         During 1994, the Company disposed of other real estate owned ("OREO") properties with a carrying value at the time of sale totalling approximately $11.2 million. The value of OREO properties acquired in settlement of loans during the year was $1.6 million. The $6.7 million balance of OREO at December 31, 1994 consisted mainly of commercial land and buildings.

         The Company has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. There were no significant dispositions of these property interests in 1994. Future dispositions may result in the recognition of substantial gains.

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

SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)
                           1994        1993        1992        1991        1990
                       --------    --------    --------    --------    --------
Reserve for
 possible loan losses
 at beginning of
 of period             $ 44,485    $ 98,558    $107,246    $ 90,845    $ 96,023

Loans charged off
 during period:
  Commercial,
   financial, and
   agricultural loans  $  1,833    $  4,560    $ 12,651    $ 18,263    $ 33,221
  Real estate loans         358         620       4,742       8,819      29,993
  Loans to individuals    1,383       1,252       3,996       7,909       9,053
                       --------    --------    --------    --------    --------
      Total            $  3,574    $  6,432    $ 21,389    $ 34,991    $ 72,267
                       --------    --------    --------    --------    --------
Recoveries of loans
 previously
 charged off:
 Commercial,
  financial, and
  agricultural loans   $  4,706    $  7,156    $  4,281    $  2,265    $  1,960
 Real estate loans       11,918       3,754       2,156       1,026         509
   Loans to individuals   3,029       1,449       2,914       2,714       2,354
                       --------    --------    --------    --------    --------
      Total            $ 19,653    $ 12,359    $  9,351    $  6,005    $  4,823
                       --------    --------    --------    --------    --------
Net loans (charged off)
 recovered
  during period        $ 16,079    $  5,927    $(12,038)   $(28,986)   $(67,444)

Additions to
(reduction of)
 reserve for
 possible loan
 losses charged
 (credited)
 to operations          (26,139)    (60,000)      3,350      45,387      62,266
                       --------    --------    --------    --------    --------
Reserve for
 possible loan
 losses at end
 of period             $ 34,425    $ 44,485    $ 98,558    $107,246    $ 90,845
                       ========    ========    ========    ========    ========
Reserve as a
 percentage of:
  Total non-performing
  loans                    224%        132%        140%        100%         69%

  Total loans              3.3%        4.6%        9.4%        8.5%        6.1%

Ratio of net charge-offs
 (recoveries) to average
 loans outstanding        (1.6%)      (0.6%)       1.1%        2.1%        4.6%


ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES
(dollars in thousands)

                                   DECEMBER 31, 1994        DECEMBER 31, 1993
                                ----------------------    ---------------------
Balance at year end             AMOUNT      PERCENTAGE    AMOUNT     PERCENTAGE
 applicable to -                ----------------------    ---------------------
Commercial, financial and
 agricultural loans            $16,180          47.0%    $20,447         46.0%
Real estate loans -
 commercial and other            9,295          27.0       9,341         21.0
Real estate loans -
 retail mortgage                 3,201           9.3       2,561          5.7
Loans to individuals             3,064           8.9       2,664          6.0
Unallocated                      2,685           7.8       9,472         21.3
                                -------         ------    -------        ------
                               $34,425         100.0%    $44,485        100.0%

REGULATORY CAPITAL RATIOS
-------------------------------------------------------------------------------
                                                          Required for
                                      December 31,      well-capitalized
                                   1994         1993       institution
                                 ----------------------------------------------
Tier 1 risk-based
     capital ratio               20.70%       18.92%         6.00%

Total risk-based
     capital ratio               21.97%       20.19%        10.00%

Tier 1 leverage
     capital ratio                9.84%        8.23%         5.00%

Capital Adequacy

         The strong earnings reported for 1994, including the effect of the reduction in the reserve for loan losses, are reflected in the increase in the Company's regulatory capital ratios between December 31, 1994 and 1993.

         The Company's regulatory capital ratios are shown above compared to the minimums currently required for regulatory classification as a "well-capitalized" institution. The regulatory capital ratios for the Banks were also well in excess of minimum requirements at December 31, 1994. The Company is committed to maintaining a strong capital base to support its philosophy of soundness, profitability and growth.

         Regulatory agencies have proposed rules through which a measure of interest rate risk will be incorporated in the level of regulatory capital that an institution is required to maintain. These rules are not yet finalized, but they are likely to become effective in 1995. Management believes that implementation of the proposed rules will not have a significant impact on the Company's or the Banks' ability to satisfy regulatory capital requirements.

RESULTS OF OPERATIONS

Net Interest Income

         Taxable-equivalent net interest income increased $3.9 million or 3.1% in 1994 as compared to 1993, as the net interest margin rose to 4.79% from 4.75%. A combination of factors contributed to this increase, the components of which are detailed in the following tables analyzing changes in interest income and expense.

         Loan interest income increased $8.9 million or 11.8% in 1994 as compared to 1993. Approximately half of this increase was driven by the growth in average loans outstanding during 1994 with the other half driven by the rise in the effective yield on the Company's loan portfolio. Market interest rates generally rose throughout 1994, and bank prime rates increased a full two percentage points during the year. The effective yield on the Company's average loan portfolio, approximately 40% of which reprices with changes in prime, increased 69 basis points in 1994 as compared to 1993. The increase in the effective yield was partly influenced by an adjustment recorded in 1994 to recognize $2.6 million of previously collected but unrecognized interest on loans that had at times in prior years been accounted for under the cost recovery method.

         Interest income on investment securities decreased approximately $1.5 million or 1.6% in 1994 as compared to 1993, despite an increase between these years in the average investment in securities outstanding. The effective yield on the investment securities portfolio is not as immediately responsive to rising market rates as are loan yields. The effective yield was 5.75% in 1994 and 6.13% in 1993, a decrease which reflects the lingering impact of the falling rate environment that had prevailed until earlier this year. During 1994, the overall effective investment yield registered small but steady increases.

         The net increase in total interest income between 1993 and 1994 was $6.7 million or 3.9%. This overall net increase was driven by the $62.2 million growth in total average earning assets outstanding in 1994 as compared to 1993. The overall effective earning-asset yield in 1994 was 6.73%, an increase of 10 basis points from 6.63% in 1993.

         Interest expense increased $2.9 million or 5.8% in 1994 as compared to 1993. This increase reflects the impact of the rising rate environment during 1994 and a shift in the deposit mix toward core time deposits from other lower cost deposit categories, a shift which is partly attributable to the Baton Rouge acquisition. The average maturity of certificates of deposit outstanding also lengthened somewhat during 1994 as consumer deposit rates increased. The overall cost of funds rate on interest-bearing liabilities was 2.74% in 1994 as compared to 2.57% in 1993, an increase of 17 basis points.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                             1994                           1993                           1992
                                        --------------------------------------------------------------------------------------------
                                           Average    Income/   Yield/    Average    Income/   Yield/    Average    Income/   Yield/
                                           Balance    Expense    Rate     Balance    Expense    Rate     Balance    Expense    Rate
                                        --------------------------------------------------------------------------------------------
ASSETS
  Loans (tax equivalent)(1)(2).........    $979,254   $83,711   8.55 %    $952,238   $74,846   7.86 %  $1,124,993   $90,062   8.01 %
                                        --------------------------------------------------------------------------------------------

  U.S. Treasury securities.............  $1,007,913   $54,312   5.39 %    $884,417   $51,463   5.82 %    $739,556   $46,959   6.35 %
  U.S. government agency securities....     298,548    16,500   5.53 %     339,049    19,570   5.77 %     256,911    15,547   6.05 %
  Mortgage-backed securities(3)........     157,442    10,197   6.48 %     188,424    12,635   6.71 %     175,555    13,090   7.46 %
  State and municipal securities
     (tax equivalent)(1)...............     121,481     9,934   8.18 %      98,728     8,603   8.71 %      82,406     7,750   9.40 %
  Corporate bonds and other
     securities........................      37,587     2,309   6.14 %      36,234     2,501   6.90 %      27,285     2,099   7.69 %
                                        --------------------------------------------------------------------------------------------
     Total investment in securities....  $1,622,971   $93,252   5.75 %  $1,546,852   $94,772   6.13 %  $1,281,713   $85,445   6.67 %
                                        --------------------------------------------------------------------------------------------

  Federal funds sold...................      64,826     2,550   3.93 %     104,962     3,145   3.00 %     134,543     4,702   3.49 %
  Interest-bearing deposits............           -         -      -           849        26   3.06 %       9,686       400   4.13 %
                                        --------------------------------------------------------------------------------------------
     Total interest-earning assets.....  $2,667,051  $179,513   6.73 %  $2,604,901  $172,789   6.63 %  $2,550,935  $180,609   7.08 %
                                        --------------------------------------------------------------------------------------------
  Cash and due from financial
     institutions......................     186,362                        186,358                        187,331
  Bank premises and equipment, net.....      62,400                         61,868                         63,631
  Other real estate owned, net.........      10,681                         27,753                         60,424
  Other assets.........................      72,584                         80,321                         85,438
  Reserve for possible loan losses.....     (43,046)                       (72,866)                      (103,926)
                                        ------------                   ------------                   ------------
     Total assets......................  $2,956,032                     $2,888,335                     $2,843,833
                                        ============                   ============                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Savings account deposits.............    $541,782   $14,611   2.70 %    $552,420   $15,194   2.75 %    $496,678   $17,294   3.48 %
  NOW account and MMDA deposits........     580,854    10,459   1.80 %     605,439    12,010   1.98 %     604,810    18,219   3.01 %
  Time deposits........................     570,023    19,965   3.50 %     524,997    15,552   2.96 %     601,847    21,693   3.60 %
                                        --------------------------------------------------------------------------------------------
     Total interest-bearing deposits...  $1,692,659   $45,035  2.661 %  $1,682,856   $42,756  2.541 %  $1,703,335   $57,206  3.358 %
                                        --------------------------------------------------------------------------------------------
  Federal funds purchased and
       repurchase agreements...........     200,063     6,832   3.41 %     226,878     6,260   2.76 %     247,948     8,119   3.27 %
                                        --------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities.....................  $1,892,722   $51,867   2.74 %  $1,909,734   $49,016   2.57 %  $1,951,283   $65,325   3.35 %
                                        --------------------------------------------------------------------------------------------
  Demand deposits,
     non-interest-bearing..............     759,549                        732,734                        696,077
  Other liabilities....................      27,542                         26,205                         21,060
  Shareholders' equity.................     276,219                        219,662                        175,413
                                        ------------                   ------------                   ------------
     Total liabilities and
     shareholders' equity..............  $2,956,032                     $2,888,335                     $2,843,833
                                        ============                   ============                   ============

  Net interest income/margin
     (tax equivalent)(1)...............              $127,646   4.79 %              $123,773   4.75 %              $115,284   4.52 %
                                                    ===================            ===================            ==================

  (1) Tax equivalent amounts are calculated  using a marginal  federal income tax rate of 35% for 1994 and 1993 and 34% for 1992.
  (2) Average balance includes nonaccruing loans of $23,313, $48,403, and $97,636, respectively in 1994, 1993 and 1992.
  (3) Average balance in 1994 includes unrealized loss on securities available for sale of $1,257, which is excluded in calculating the yield.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
VOLUME AND YIELD/RATE VARIANCE
-----------------------------------------------------------------------------------------------------
(in thousands)

                                            1994 Compared to 1993          1993 Compared to 1992
                                         ------------------------------------------------------------
                                         Increase(Decrease) Due to      Increase(Decrease) Due to
                                                    Yield/                         Yield/
                                          Volume     Rate      Total     Volume     Rate      Total
                                         ------------------------------------------------------------
INTEREST EARNED ON
  Loans (tax equivalent)(1)(2)..........   $4,420    $4,445    $8,865   ($10,618)  ($4,598) ($15,216)
                                         ------------------------------------------------------------

  U.S. Treasury securities..............   $6,975   ($4,126)   $2,849     $8,919   ($4,415)   $4,504
  U.S. government agency securities.....   (2,326)     (744)   (3,070)     4,933      (910)    4,023
  Mortgage-backed securities............   (2,066)     (372)   (2,438)       900    (1,355)     (455)
  State and municipal securities
     (tax equivalent)(1)................    1,946      (615)    1,331      1,498      (645)      853
  Corporate bonds and other securities..       85      (277)     (192)       666      (264)      402
                                         ------------------------------------------------------------
     Total investment securities........   $4,614   ($6,134)  ($1,520)   $16,916   ($7,589)   $9,327
                                         ------------------------------------------------------------

  Federal funds sold....................   (1,303)      708      (595)      (986)     (571)   (1,557)
  Interest-bearing deposits in
     financial institutions.............      (26)        -       (26)      (362)      (12)     (374)
                                         ------------------------------------------------------------
     Total interest-earning assets......   $7,705     ($981)   $6,724     $4,950  ($12,770)  ($7,820)
                                         ------------------------------------------------------------

INTEREST ACCRUED ON
  Savings account deposits..............    ($300)    ($283)    ($583)    $1,643   ($3,743)  ($2,100)
  NOW account and MMDA deposits.........     (461)   (1,090)   (1,551)        12    (6,221)   (6,209)
  Time deposits.........................    1,494     2,919     4,413     (2,479)   (3,662)   (6,141)

                                         ------------------------------------------------------------
     Total interest-bearing deposits....     $733    $1,546    $2,279      ($824) ($13,626) ($14,450)
                                         ------------------------------------------------------------
  Federal funds purchased and
     repurchase agreements..............     (837)    1,409       572       (622)   (1,237)   (1,859)
                                         ------------------------------------------------------------
     Total interest-bearing liabilities.    ($104)   $2,955    $2,851    ($1,446) ($14,863) ($16,309)
                                         ------------------------------------------------------------

  Net interest income
     (tax equivalent)(1)................   $7,809   ($3,936)   $3,873     $6,396    $2,093    $8,489
                                         ============================================================

(1) Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for 1994 and
    1993 and 34% for 1992.
(2) Interest  recognized on nonaccruing  loans was $4,191,  $3,830 and $3,676 in 1994, 1993 and 1992, respectively.  In 1994, the Company recorded an adjustment to recognize $2,612 of interest collections previously accounted for under the cost recovery method.

Other Income and Expense

         Non-interest income, adjusted to exclude gains on securities sales and the net gain from sales of OREO, increased $1.7 million, or 6.1%, to $29.0 million in 1994 from $27.3 million in 1993. This followed an increase of $1.5 million or 5.8% from 1992 to 1993.

         Income from service charges on deposit accounts, which accounted for approximately 57% of adjusted non-interest income in each of these three years, increased 4.5% between 1993 and 1994, largely reflecting the impact of the Baton Rouge acquisition. Improvement in the economy of the Company's service area in 1994 was evident in higher credit transaction volume which supported a 14.5% increase over 1993 in income from credit card related operations. Improved economic conditions and enhanced products and delivery systems helped generate a 23.5% increase in 1994 income from services which support the international activities of the Company's customers.

         The rise in market interest rates throughout 1994 stimulated demand for the services of the Company's investment department, leading to a 27.5% increase over 1993 in investment service fee income. Higher interest rates in 1994, however, also had the effect of reducing the volume of activity in, and the income from, the Company's secondary mortgage loan operations as compared to 1993. Secondary market income, which is included with other fees and charges in the accompanying table of non-interest income, decreased 43.7% or approximately $300 thousand. The Company expanded its ATM facilities in 1994 and fees generated from ATM operations, which are also included with other fees and charges, increased 180% or approximately $450 thousand over 1993.

         In 1994, the Company sold certain held-to-maturity securities shortly before they were scheduled to mature and recognized a small gain of $46 thousand. There were no sales from the investment securities portfolios in 1993. In 1992, the Company recognized a $5.4 million gain on the sale of a block of mortgage-backed securities that was experiencing excessive prepayments as market interest rates declined. This block of securities was replaced with another offering a more stable return.

         Non-interest operating expenses, adjusted to exclude provisions for or recoveries of losses on OREO and other problem assets, were $105.3 million in 1994, an increase of $7.1 million or 7.2%, over 1993's total of $98.2 million. Between 1992 and 1993, the increase in adjusted non-interest operating expenses was $1.4 million or 1.4%.

         As is shown in the accompanying table of non-interest expense, salaries and benefits expense in 1994 increased $5.5 million or 11.3% as compared to 1993. Approximately 25% of this increase can be attributed to the new banking operations in Baton Rouge acquired in the first quarter of 1994. The implementation of a 401(k) employee savings plan in the fourth quarter of 1993 contributed another 12% to the overall increase in personnel expense in 1994. The remainder of the 1994 increase resulted from merit pay increases and various employee and management incentives as well as from essential staff additions and changes.

         Excluding personnel-related expenses, the Baton Rouge acquisition increased 1994 non-interest expense by a total of approximately $1.4 million as compared to 1993, with the increase concentrated primarily in occupancy expense and the amortization of intangible assets. Enhancements to the Company's data processing systems and automation capabilities in 1994 as well as the expansion of the ATM network contributed to an 18.7% increase over 1993 in the expense for furnishings and equipment. The increase in credit card operating expense for 1994 is consistent with the increase in income from these operations as discussed above.

         The 59.0% increase in 1994's expense for taxes and insurance is almost entirely a consequence of the improved earnings and equity of the Louisiana Bank which are used to compute the assessment base for certain state ad valorem taxes. The continued improvement in asset quality was an important factor in the 25.0% reduction in 1994's expense for legal and other professional services and the 14.5% reduction in the expense of maintaining and operating OREO properties prior to sale. During 1994, the Company also recovered approximately $1.1 million previously identified valuation losses on OREO.

NON-INTEREST INCOME
(in thousands)                     %                          %
                      1994       Change          1993       Change         1992
                  -------------------------------------------------------------
Service charges
 on deposits      $ 16,322        4.5%      $  15,613        5.3%     $  14,827
Trust service
 fees                2,775        1.3           2,740       (2.9)         2,821
Credit card
 income              4,598       14.5           4,014       (1.5)         4,074
International
 services income     1,783       23.5           1,443       95.5            738
Investment
 services income     1,113       27.5             873       (2.5)           895
Other fees and
 charges             1,990       11.7           1,782        2.5          1,738
Net gain on sales
 of OREO             3,260       (9.9)          3,618      175.6          1,313
Other operating
 income                466      (48.7)            908       12.2            809
                  -------------------------------------------------------------
Total other
 non-interest
 income             32,307        4.2          30,991       13.9         27,215
Gain on sale of
 securities             46          -               -          -          5,429
                  -------------------------------------------------------------
Total non-interest
 income           $ 32,353        4.4%      $  30,991       (5.1%)    $  32,644
                  =============================================================

NON-INTEREST EXPENSE
(in thousands)                     %                          %
                      1994       Change          1993       Change         1992
                  -------------------------------------------------------------
Salaries and
 benefits         $ 53,725       11.3%      $  48,264        4.3%     $  46,297
Occupancy of bank
 premises, net       6,903        6.2           6,502       (0.8)         6,557
Furnishings and
 equipment,
 including data
 processing          7,180       18.7           6,050      (12.4)         6,904
Deposit insurance
 and regulatory
 fees                5,898      (14.3)          6,885       22.4          5,627
Security and other
 outside services    4,142       14.4           3,621       10.2          3,285
Taxes and
 insurance, other
 than real estate    2,991       59.0           1,881      (14.3)         2,194
Credit card
 processing          2,793       15.1           2,427        7.9          2,249
Postage and
 communications      2,574        3.5           2,488        5.4          2,360
Legal and other
 professional
 services            2,549      (25.0)          3,398      (34.1)         5,160
Stationery and
 supplies            2,237        5.8           2,115        3.5          2,044
Advertising          1,559       23.1           1,267       (4.1)         1,321
Amortization of
 intangible assets   4,161       13.6           3,664        1.6          3,608
OREO maintenance
 and operations,
 net                   958      (14.5)          1,120      (20.4)         1,407
Provision for
 (recovery of)
 losses on OREO
 and other problem
 assets, net        (1,056)    (155.6)          1,900      (88.0)        15,862
Other operating
 expenses            7,644      (10.2)          8,511        9.8          7,748
                  -------------------------------------------------------------
Total non-interest
 expense          $104,258        4.2%      $ 100,093      (11.1%)    $ 112,623
                  =============================================================

Income Taxes

         The Company provided for income taxes at an overall effective rate of 32.4% in 1994, up from the 32.0% rate in 1993. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax-exempt income earned on investments in state and municipal obligations.

ASSET/LIABILITY MANAGEMENT

         The asset/liability management process has as its focus the development and implementation of strategies in the funding and deployment of the Company's financial resources which are expected to maximize soundness and profitability over time. Such strategies reflect the goals set by the Company for capital adequacy and liquidity, and the tolerance for risk established in Company policies.

Interest Rate Risk/Interest Rate Sensitivity

         The Company's and the Banks' financial assets and liabilities are subject to scheduled and unscheduled repricing opportunities over time. The potential for generating net interest income, as well as the current market values of financial assets and liabilities, are related to the levels of market interest rates available as these repricing opportunities arise. Interest rate risk is a measure of this potential volatility in net interest income and market values.

         As part of the asset/liability management process, the Company and the Banks use a variety of tools, including an earnings simulation model, to measure interest rate risk and to evaluate the impact of proposed changes in its internal strategies and potential changes in its economic environment. The interest rate sensitivity gap analysis, which compares the volume of repricing assets against repricing liabilities over time, is a relatively simple tool which is useful in highlighting significant short-term repricing volume mismatches but is limited in measuring the potential impact of dynamic change on earnings and net asset values.

         The interest rate sensitivity table presents the rate sensitivity gap analysis at December 31, 1994. The interest rates on most of the outstanding commercial loans vary with changes in the Banks' prime rates or the prime rates of certain money-center banks. These loans are assigned to the earliest repricing period in the rate sensitivity analysis. A substantial portion of loans shown in the analysis as repricing after one year is made up of fixed-rate real estate loans, both retail and commercial. These loans generally mature within five years. In preparing this analysis, deposit funding sources with no scheduled maturity or contractual repricing date are assigned to a particular repricing period after consideration of past and expected customer behavior in response to general market rate changes. Surveying the twelve-month period from December 31, 1994, the analysis indicates that the Company is in a slightly liability-sensitive position on a cumulative basis.

INTEREST RATE SENSITIVITY
December 31, 1994
(dollars in millions)

                                    TIME TO MATURITY OR NEXT REPRICING
                            ---------------------------------------------------
                             0-30     31-90   91-180  181-365   OVER 1
                             DAYS     DAYS     DAYS     DAYS     YEAR    TOTAL
                            ---------------------------------------------------
ASSETS
   Securities
    held to maturity        $   22   $   43   $   76   $  142   $1,113   $1,396
   Securities available
    for sale                     1        3        4        8      121      137
   Loans                       553       24       43       59      381    1,060
   Federal funds sold           18        -        -        -        -       18
                            ---------------------------------------------------
     Total earning assets   $  594   $   70   $  123   $  209   $1,615   $2,611

SOURCES OF FUNDS
   Demand deposits          $    -   $    -   $    -   $    -   $  769   $  769
   Savings deposits              -        -        -        -      497      497
   Money market account
    deposits                     -        -        -       237       -      237
   NOW account deposits          -        -      318         -       -      318
   Eurodollar deposits           7        -        -         -       -        7
   Trust deposits               18        -        -         -       -       18
   Certificates of deposit     128      132      140        54     111      565
   Funds purchased and
     repurchase agreements     180        -        -         -       -      180
                            ---------------------------------------------------
Total funding liabilities   $  333    $ 132   $  458   $   291  $1,377   $2,591

INTEREST RATE SENSITIVITY
     GAP                    $  261    $ (62)  $ (335)  $   (82) $  238   $   20

CUMULATIVE INTEREST
     RATE SENSITIVITY GAP   $  261    $ 199   $ (136)  $  (218) $   20

CUMULATIVE INTEREST RATE
     SENSITIVITY GAP AS A
     PERCENT OF TOTAL
     EARNING ASSETS           10.0%     7.6%    (5.2)%    (8.3)%   0.8%

Liquidity

         The Company and the Banks manage liquidity to ensure their ability to satisfy customer demand for credit, to fund deposit withdrawals, to meet operating and other corporate obligations, and to take advantage of investment opportunities, all in a timely and cost-effective manner. Traditionally, these liquidity needs have been met by maintaining a strong base of core deposits and by carefully managing the maturity structure of the investment portfolio. The funds provided by current operations and forecasts of loan repayments are also considered in the liquidity management process.

         The Banks may enter into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, both as a source of funding for certain short-term lending facilities and as part of services to correspondent banks and certain other customers. Neither the Company nor the Banks have accessed long-term debt markets as part of liquidity management.

         The following tables present information concerning deposits and short-term borrowings for the years 1994, 1993 and 1992.

DEPOSITS
-------------------------------------------------------------------------------
(in thousands)
                                        1994             1993              1992
                                   --------------------------------------------
Average non-interest-bearing
 demand deposits in domestic
 offices                           $ 749,549        $ 732,734         $ 696,077
Average NOW account deposits
 in domestic offices                 330,090          344,249           339,909
Average savings and money
 market deposits in domestic
 offices                             792,546          813,610           761,579
Average time deposits in
 domestic offices                    565,923          520,721           597,555
Average time deposits in
 foreign banking offices               4,100            4,276             4,292

Remaining maturity of time
 certificates of deposit of
 $100,000 or moreissued by
 domestic offices as of
 December 31, 1994:
   3 months or less                $ 151,548
   Over 3 through 6 months            41,575
   Over 6 through 12 months           18,942
   Over 12 months                     25,031
                                   ---------
     Total certificates of
      deposit of $100,000 or
      more                         $ 237,096
                                   ---------
Remaining maturity of time
 certificates of deposit of
 less than $100,000 issued by
 domestic offices as of
 December 31, 1994:
   3 months or less                $ 107,890
   Over 3 through 6 months            98,792
   Over 6 through 12 months           35,006
   Over 12 months                     85,754
                                   ---------

     Total certificates of
      deposit of less than
      $100,000                     $ 327,442
                                   ---------

     Total time certificates
      of deposit                   $ 564,538
                                   =========

FEDERAL FUNDS PURCHASED AND BORROWINGS UNDER REPURCHASE AGREEMENTS
(in thousands)

                                       1994              1993              1992
                               ------------------------------------------------
Amount outstanding at year
 end                           $    179,806     $     215,168     $     210,488
Weighted average interest
 rate at year end                      4.27%             2.91%             2.72%

Average outstanding during
 the year                      $    200,063     $     226,878     $     247,948
Weighted average interest
 rate for the year                     3.41%             2.76%             3.27%

Maximum amount outstanding
 at any month end              $    262,970     $     247,055     $     268,540

         Average core deposits, defined as all deposits other than time deposits of $100,000 or more, increased approximately $32 million in 1994 over the prior year. During both 1994 and 1993, core deposits comprised approximately 90% of total average deposits.

         As of December 31, 1994, $283 million or approximately 20% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $137 million of investment securities are classified as available for sale at year end 1994, although management's determination of this classification does not derive primarily from liquidity considerations.

         The Louisiana Bank had $582 million in unfunded loan commitments outstanding at December 31, 1994, an increase of $183 million from the level at December 31, 1993. Contingent obligations under letters of credit and financial guarantees of $72 million and available credit card lines of $29 million at year end 1994 were up approximately $15 million and $3 million, respectively, from the amounts outstanding at year end 1993. Customer draws under these financial commitments are not expected to place any unusual strain on the Louisiana Bank's or the Company's liquidity positions.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S

                          C O N S O L I D A T E D  B A L A N C E  S H E E T


(dollars in thousands)                                                                       DECEMBER 31,
                                                                                          1994         1993
                                                                                      -------------------------
ASSETS
Cash and due from financial institutions............................................. $   196,850 $    187,447
Investment in securities:
   Securities available for sale.....................................................     137,335      182,030
   Securities held to maturity (fair value of $1,350,581 in 1994 and $1,483,044
   in 1993...........................................................................   1,395,643    1,451,716
Federal funds sold...................................................................      17,600      110,000
Loans................................................................................   1,060,167      975,728
Less reserve for possible loan losses................................................      34,425       44,485
                                                                                      -------------------------
     Loans, net .....................................................................   1,025,742      931,243
Bank premises and equipment, net.....................................................      63,209       60,175
Other real estate owned, net.........................................................       6,685       16,126
Accrued income receivable............................................................      31,580       29,142
Other assets.........................................................................      38,013       34,661
                                                                                      -------------------------
          TOTAL ASSETS............................................................... $ 2,912,657 $  3,002,540
                                                                                      -------------------------
LIABILITIES
Deposits:
  Non-interest-bearing demand deposits............................................... $   768,811 $    784,410
  Interest-bearing deposits..........................................................   1,642,252    1,720,893
                                                                                      -------------------------
          Total deposits.............................................................   2,411,063    2,505,303
Federal funds purchased and securities sold under repurchase agreements..............     179,806      215,168
Dividends payable....................................................................       2,488        1,925
Other liabilities....................................................................      21,621       21,106
                                                                                      -------------------------
          TOTAL LIABILITIES.......................................................... $ 2,614,978 $  2,743,502
                                                                                      -------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value: 40,000,000 shares authorized,  15,242,505 shares issued and 14,634,701 shares outstanding in 1994, 15,123,535 shares issued and 14,446,957
    shares outstanding in 1993, after deduction of treasury stock.................... $     2,800 $      2,800
Capital surplus......................................................................      51,608       47,897
Retained earnings....................................................................     256,041      212,533
Net unrealized gain (loss) on securities available for sale, net
     of tax effect of $2,755 in 1994 and ($1,660) in 1993............................      (5,118)       3,083
                                                                                      -------------------------
          Total......................................................................     305,331      266,313
Treasury stock at cost, 607,804 shares in 1994 and 676,578 shares in 1993,
    and unearned restricted stock compensation.......................................       7,652        7,275
                                                                                      -------------------------
          TOTAL SHAREHOLDERS' EQUITY................................................. $   297,679 $    259,038
                                                                                      -------------------------
          TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY................................................. $ 2,912,657 $  3,002,540
                                                                                      =========================

Note: All share and per-share figures in the consolidated  financial  statements give effect to the three-for-two stock splits effective February 22, 1993 and November 29, 1993.

The accompanying notes are an intergral part of these financial statements.

    W H I T N E Y   H O L D I N G   C O R P O R A T I O N   A N D   S U B S I D I A R I E S

           C O N S O L I D A T E D   S T A T E M E N T S   O F   O P E R A T I O N S



(in thousands, except per-share amounts)                              YEAR ENDED DECEMBER 31,
                                                                   1994        1993        1992
                                                              ----------------------------------
INTEREST INCOME
Interest and fees on loans................................... $  83,436  $   74,598  $   89,843
Interest and dividends on investments-
      U.S. Treasury and agency securities....................    70,812      71,033      62,507
      Mortgage-backed securities.............................    10,197      12,635      13,089
      Obligations of states and political subdivisions.......     6,457       5,592       5,115
      Federal Reserve and corporate securities...............     2,309       2,501       2,099
Interest on federal funds sold...............................     2,550       3,145       4,702
Interest on deposits in other financial institutions.........         -          26         400
                                                              ----------------------------------
            TOTAL............................................ $ 175,761  $  169,530  $  177,755
                                                              ----------------------------------
INTEREST EXPENSE
Interest on deposits......................................... $  45,035  $   42,756  $   57,206
Interest on federal funds purchased and securities
      sold under repurchase agreement .......................     6,832       6,260       8,119
                                                              ----------------------------------
            TOTAL............................................ $  51,867  $   49,016  $   65,325
                                                              ----------------------------------
Net interest income.......................................... $ 123,894  $  120,514  $  112,430
Provision for possible loan losses:
     Expense of providing loss reserves......................         -           -       3,350
     Loss reserve reduction..................................   (26,139)    (60,000)          -
                                                              ----------------------------------
Net interest income after provision for possible
      loan losses............................................ $ 150,033  $  180,514  $  109,080
                                                              ----------------------------------
NON-INTEREST INCOME
Gain on sale of securities................................... $      46  $        -  $    5,429
Other non-interest income....................................    32,307      30,991      27,215
                                                              ----------------------------------
            TOTAL............................................ $  32,353  $   30,991  $   32,644
                                                              ----------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits............................... $  53,725  $   48,264  $   46,297
Occupancy of bank premises, net..............................     6,903       6,502       6,557
Other non-interest expenses..................................    43,630      45,327      59,769
                                                              ----------------------------------
            TOTAL............................................ $ 104,258  $  100,093  $  112,623
                                                              ----------------------------------
Income before income taxes and effect of accounting changes.. $  78,128  $  111,412  $   29,101
Income tax expense...........................................    25,290      35,645       8,899
                                                              ----------------------------------
Income before effect of accounting changes................... $  52,838  $   75,767  $   20,202
Cumulative effect of accounting changes, net.................         -         634           -
                                                              ----------------------------------
Net income .................................................. $  52,838  $   76,401  $   20,202
                                                              ==================================
EARNINGS PER SHARE:
      Income before cumulative effect of accounting changes.. $    3.63  $     5.25  $     1.41
     Cumulative effect of accounting changes, net............         -        0.05           -
                                                              ----------------------------------
          Net income ........................................ $    3.63  $     5.30  $     1.41
                                                              ==================================

The accompanying notes are an integral part of these financial statements.


                 W H I T N E Y   H O L D I N G   C O R P O R A T I O N   A N D   S U B S I D I A R I E S

                        C O N S O L I D A T E D   S T A T E M E N T S   O F   C H A N G E S   I N

                                        S H A R E H O L D E R S '   E Q U I T Y



(in thousands, except share and per-share amounts)


                                                                                   NET
                                                                                UNREALIZED
                                                                                GAIN (LOSS)             UNEARNED
                                                                                    ON                 RESTRICTED
                                                                                SECURITIES               STOCK
                                                  COMMON   CAPITAL   RETAINED   AVAILABLE    TREASURY   COMPEN-
                                                  STOCK    SURPLUS   EARNINGS    FOR SALE     STOCK     SATION     TOTAL
                                                ---------------------------------------------------------------------------
Balance at December 31, 1991...................   $2,800   $47,200  $123,141    $      -     ($7,199)  $      -   $165,942

     Net income for 1992.......................                        20,202                                       20,202
     Cash dividends declared, $0.07 per share..                          (960)                                        (960)
     Restricted stock grants, 37,125 shares....                 145                              346       (491)         -
     Common stock issued in connection
          with stock options exercised,
          20,925 shares........................                 103                              195                   298
     Amortization of unearned restricted
          stock compensation...................                                                              49         49
                                                ---------------------------------------------------------------------------
Balance at December 31, 1992...................   $2,800   $47,448  $142,383    $      -     ($6,658)     ($442)  $185,531
                                                ---------------------------------------------------------------------------

     Net income for 1993.......................                       76,401                                        76,401
     Cash dividends declared, $0.43 per share..                       (6,251)                                       (6,251)
     Restricted stock grants, 36,000 shares....                364                               335       (699)         -
     Common stock issued:
        Employee savings plan grants,
          3,266 shares.........................                 76                                                      76
        Stock options exercised, 2,302 shares..                  9                                21                    30
     Amortization of unearned restricted
          stock compensation...................                                                             168        168
     Change in net unrealized gain (loss)
          on securities available for sale.....                                    3,083                             3,083
                                                ---------------------------------------------------------------------------
Balance at December 31, 1993                      $2,800   $47,897  $212,533    $  3,083     ($6,302)     ($973)  $259,038
                                                ---------------------------------------------------------------------------

     Net income for 1994.......................                       52,838                                        52,838
     Cash dividends declared, $0.64 per share..                       (9,330)                                       (9,330)
     Restricted stock grants, 50,100 shares....                891                               466     (1,357)         -
     Director stock grants, 1,200 shares.......                 63                                                      63
     Common stock issued:
        Acquisition of Baton Rouge Bank and
          Trust Company, 90,909 shares.........              2,000                                                   2,000
        Employee savings plan grants,
          16,768 shares........................                406                                                     406
        Dividend reinvestment, 10,093 shares...                269                                                     269
        Stock options exercised, 18,674 shares.                 82                               174                   256
     Amortization of unearned restricted
          stock compensation...................                                                             340        340
     Change in net unrealized gain (loss)
          on securities available for sale.....                                  ( 8,201)                           (8,201)
                                                ---------------------------------------------------------------------------
Balance at December 31, 1994                      $2,800   $51,608  $256,041    ($ 5,118)    ($5,662)   ($1,990)  $297,679
                                                ===========================================================================

The accompanying notes are an integral part of these financial statements.

                                 Page 25 of 56

            W H I T N E Y   H O L D I N G   C O R P O R A T I O N   A N D   S U B S I D I A R I E S

                   C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S


(in thousands)                                                                     YEAR ENDED DECEMBER 31,
                                                                                  1994         1993         1992
                                                                         ----------------------------------------
Cash flows from operating activities:
   Net income............................................................  $    52,838 $     76,401 $     20,202
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Cumulative effects of accounting changes...........................            -         (634)           -
      Depreciation.......................................................        6,389        5,971        5,141
      Provision for (Reduction of) reserves for possible loan losses.....      (26,139)     (60,000)       3,350
      Provision for (Reduction of) losses on OREO and other problem
         assets..........................................................       (1,073)       1,900       15,862
      Amortization of intangible assets and unearned restricted stock
         compensation....................................................        4,500        3,833        3,657
      Amortization of premiums and discounts on investment securities,
         net.............................................................       14,464       13,576        6,815
      (Gains) Losses on sales of OREO and other property.................       (3,262)      (3,612)      (1,224)
      (Gains) Losses on sales of securities..............................          (46)           -       (5,429)
      Deferred tax expense (benefit).....................................        6,281       19,803       (1,605)
      Increase (Decrease) in accrued income taxes........................         (859)         912       (2,985)
      (Increase) Decrease in accrued income receivable and other assets..       (2,660)      (1,351)      (1,402)
      Increase (Decrease) in accrued expenses and other liabilities......          257          500       (2,297)
                                                                           --------------------------------------
      Net cash provided by operating activities..........................  $    50,690 $     57,299 $     40,085
                                                                           --------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity....  $   798,551 $  1,171,763 $  1,092,363
   Proceeds from maturities of investment securities available for sale..       42,184            -            -
   Proceeds from sales of investment securities held to maturity.........       25,066            -      150,120
   Purchases of investment securities held to maturity...................     (771,013)  (1,339,591)  (1,579,340)
   Purchases of investment securities available for sale.................      (10,100)           -            -
   Net (increase) decrease in loans......................................       (5,771)      75,322      192,494
   Net (increase) decrease in federal funds sold.........................       94,700       18,445       (1,320)
   Net (increase) decrease in interest-bearing deposits held in other
      financial institutions.............................................            -            -       10,000
   Proceeds from sales of OREO and other property........................       12,358       27,711       35,308
   Capital expenditures..................................................       (6,330)      (3,868)      (3,431)
   Net cash (paid) received in business acquistion.......................       35,659            -            -
   Other.................................................................       (1,312)      (1,526)       2,488
                                                                           --------------------------------------
   Net cash provided by (used in) investing activities...................  $   213,992 $    (51,744)$   (101,318)
                                                                           --------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits.......  $   (39,109)$    (28,061)$     96,648
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit............................................     (179,740)       6,725      213,348
   Net increase (decrease) in certificates of deposit....................        6,818      (14,497)    (209,773)
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements........................................      (35,412)       4,680      (25,043)
   Exercise of stock options.............................................          256           30          271
   Sale of common stock under employee savings plan and dividend
      reinvestment plan..................................................          675           76            -
   Dividends paid........................................................       (8,767)      (5,287)           -
                                                                           --------------------------------------
   Net cash provided by (used in) financing activities...................  $  (255,279)$    (36,334)$     75,451
                                                                           --------------------------------------

Net increase (decrease) in cash and cash equivalents.....................  $     9,403 $    (30,779)$     14,218
Cash and cash equivalents at the beginning of the period.................      187,447      218,226      204,008
                                                                           --------------------------------------
Cash and cash equivalents at the end of the period.......................  $   196,850 $    187,447 $    218,226
                                                                           ======================================
Interest income received.................................................  $   173,323 $    167,355 $    176,353
                                                                           ======================================
Interest expense paid....................................................  $    50,119 $     48,873 $     68,295
                                                                           ======================================
Net federal income taxes paid............................................  $    19,823 $     14,920 $     12,000
                                                                           ======================================

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

CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiaries, Whitney National Bank (the "Louisiana Bank") and, in 1994, Whitney Bank of Alabama (the "Alabama Bank"). Whitney Bank of Alabama had not commenced significant operations as of December 31, 1994. Intercompany accounts and transactions have been eliminated in consolidation.

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

         Securities not meeting the criteria of either trading securities or securities held to maturity are classified as available for sale and carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related tax effects, as a separate component of shareholders' equity.

         The Company adopted this standard effective December 31, 1993. As a result, investments in mortgage-backed securities were reclassified as of that date as securities available for sale and are being reported at fair value. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect this change in accounting principle.

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

         Interest on loans is accrued and credited to income based on the outstanding loan principal amounts. The accrual of interest on loans is discontinued when, in management's judgment, there is an indication that a borrower will be unable to meet contractual payments as they become due. For commercial and real estate loans, this generally occurs when a loan falls 90-days past due as to principal or interest, and the loan is not otherwise both well secured and in the process of collection. Upon discontinuance, accrued but uncollected interest is reversed against current income. Interest payments received on nonaccrual loans are used to reduce the reported loan principal under the cost recovery method when the collectibility of the remaining principal is not reasonably assured; otherwise, these payments are recognized as interest income.
                                 Page 27 of 56

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

         In 1995, the Company will adopt SFAS No. 114, as amended by SFAS No. 118, which addresses the accounting by creditors for impairment of certain loans. The Company's reserve for possible loan losses will include a measure of impairment related to those loans identified for evaluation under the new standard. This measurement will be based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan's original effective interest rate or, in the case of certain collateral-dependent loans, the fair value of the underlying collateral. Adoption of this standard will not have a material impact on the Company's financial position or results of operations.

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

BANK PREMISES AND EQUIPMENT

         Bank premises and equipment are carried at cost, net of accumulated depreciation, as follows (in thousands):

                                                 1994            1993
                                            -------------------------
Land                                        $  16,974       $  15,580
Buildings and improvements                     33,607          32,200
Furnishings and equipment                      12,628          12,395
                                            -------------------------
                                            $  63,209       $  60,175
                                            =========================

         Accumulated depreciation was $63,528,000 in 1994 and $57,408,000 in 1993. Provisions for depreciation included in non-interest expenses were computed primarily on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range mainly from 15 to 45 years for buildings and from 3 to 7 years for furnishings and equipment.

INCOME TAXES

         Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." In general, under this accounting standard, the tax consequences of all temporary differences that arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either tax liabilities to be settled in the future or tax assets that will be realized as a reduction of future taxes. The change in net deferred assets or liabilities between periods is recognized as a deferred tax expense or benefit in the consolidated statements of operations.

         Prior to 1993, a deferred tax expense or benefit was provided on those items of income and expense which were recognized in different time periods for financial statement and income tax purposes. See Note 4 for a more detailed discussion of the accounting for income taxes and of the impact of the adoption of SFAS No. 109 in 1993.

EARNINGS PER SHARE

         Earnings per share is calculated using the weighted average number of shares outstanding during each period presented. Potentially dilutive common stock equivalents consist of stock options which have been granted to certain officers and directors. Incorporating these common stock equivalents into the calculation of earnings per share using the treasury method does not materially affect the reported results whether on a primary or fully-diluted basis.

         All share and per-share data in this annual report reflect the three-for-two stock splits that were effective February 22, 1993 and November 29, 1993.

(2) INVESTMENT IN SECURITIES

         Summary  information   regarding  securities  available  for  sale  and
securities held to maturity follows.

                               Securities Available for Sale
                -----------------------------------------------------------
(dollars in
 thousands)     WEIGHTED                  GROSS        GROSS      ESTIMATED
December 31,    AVERAGE     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
 1994           MATURITY      COST         GAIN         LOSS        VALUE
                -----------------------------------------------------------
Mortgage-backed
 securities     45.0 mos.  $  145,208   $        -   $    7,873  $  137,335
                -----------------------------------------------------------
         TOTAL  45.0 mos.  $  145,208   $        -   $    7,873  $  137,335
                ===========================================================

December 31,
 1993
Mortgage-backed
 securities     54.5 mos.  $  177,287   $   4,819    $       76  $  182,030
                -----------------------------------------------------------
         TOTAL  54.5 mos.  $  177,287   $   4,819    $       76  $  182,030
                ===========================================================

                               Securities Held to Maturity
                -----------------------------------------------------------
                WEIGHTED                  GROSS        GROSS      ESTIMATED
December 31,    AVERAGE     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
 1994           MATURITY      COST         GAIN         LOSS        VALUE
                -----------------------------------------------------------
U.S. Treasury
 securities     25.4 mos.  $  994,230   $       4    $  38,323   $  955,911
Securities of
 U.S. government
 agencies       20.1 mos.     246,027           -        6,429      239,598
State and
 municipal
 securities     65.5 mos.     126,537       1,762        3,517      124,782
Corporate
 bonds           7.3 mos.      25,160           -          301       24,859
Equity
 securities            -        3,689        1,742           -        5,431
                -----------------------------------------------------------
         TOTAL  29.4 mos.  $1,395,643   $    3,508   $  48,570   $1,350,581
                ===========================================================

December 31,
 1993
U.S. Treasury
 securities     27.0 mos.  $  934,134   $  16,207     $    666   $  949,675
Securities of
 U.S. government
 agencies       20.1 mos.     366,938       6,700          432      373,206
State and
 municipal
 securities     74.4 mos.     112,324       7,335          291      119,368
Corporate
 bonds          17.1 mos.      34,534         767           30       35,271
Equity
 securities            -        3,786       1,738            -        5,524
                -----------------------------------------------------------
         TOTAL  31.5 mos.  $1,451,716   $  32,747     $  1,419   $1,483,044
                ===========================================================

         As discussed in Note 1, the Company adopted SFAS No. 115 effective December 31, 1993. As a result, investments in mortgage-backed securities were reclassified as of that date as securities available for sale and are being reported at fair value.

         At December 31, 1994 and 1993, U.S. Treasury and agency securities with a carrying value of $508,725,000 and $477,904,000, respectively, were pledged to secure public and trust deposits or were sold under repurchase agreements.

         During 1994, the Company sold certain securities classified as held to maturity and recognized a gain of $46,000. The proceeds from these sales totalled $25,066,000. All of these sales occurred shortly before the securities were to mature. There were no sales from the securities portfolios during 1993. Proceeds from sales of investment securities during 1992 were $150,120,000. In 1992, the Company sold a block of mortgage-backed securities that was experiencing excessive early payoffs because of declining mortgage rates and replaced it with a block of mortgage-backed securities that offered a more stable return. The Company realized a $5,400,000 gain as a result of this transaction.

         The amortized cost and estimated fair value of debt securities held to maturity at December 31, 1994 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)                                         ESTIMATED
MATURITY DISTRIBUTION           AMORTIZED                FAIR
DECEMBER 31, 1994                 COST                   VALUE
                             ------------------------------------
1 year or less               $     283,151         $     280,762
1 - 5 years                      1,039,872               996,965
5 - 10 years                        58,532                57,016
Over 10 years                       10,399                10,407
                             ------------------------------------
                             $   1,391,954         $   1,345,150
                             ====================================


(3) LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

         The composition of the Company's loan portfolio at December 31, was as follows (in thousands):

                                                   1994                1993
                                            -------------------------------
Commercial, financial and
 agricultural loans                         $   575,794         $   569,812
Real estate loans - commercial and other        292,018             260,307
Real estate loans - retail mortgage              98,079              71,363
Loans to individuals                             94,276              74,246
                                            -------------------------------
                                            $ 1,060,167         $   975,728
                                            ===============================

         The Company's lending activity, both commercial and retail, is conducted primarily among customers in Louisiana, Mississippi and southern Alabama. In its market areas, the Company serves a broad base of commercial customers in diverse industries.

         Within the portfolio, the Company maintains a relatively significant concentration of outstanding credits and loan commitments to customers involved in the oil and gas industry. At December 31, 1994, outstanding loans to this industry totalled $86,141,000, and unused loan commitments and letters of credit and guarantees were $59,395,000 and $14,641,000, respectively. The operations of this industry have stabilized in recent years, following a period of severe decline and major restructuring which had adversely impacted the overall economy of the Company's market area. Management continues to closely monitor its lending relationships in this industry.

         The total of commercial and other real estate loans shown above includes both those for which the primary source of repayment is the operation or sale of the underlying project, as well as those secured by real estate otherwise employed in the operations of the customer. Unfunded commitments for loans secured by commercial or other real estate were otherwise $6,204,000 at December 31, 1994. Real estate values had declined steeply during the period of economic contraction in the Company's market area, but have in recent periods stabilized and registered increases. The Company's portfolio of commercial and other real estate loans is diversified as to both the types of collateral property and the industries in which the properties are employed.

         Loans on which the accrual of interest had been discontinued totalled $15,396,000 and $33,631,000 at December 31, 1994 and 1993, respectively. With respect to certain nonaccrual loans, interest income is recognized as cash interest payments are received. Interest payments on nonaccrual loans that had been accounted for under the cost recovery method may also subsequently be recognized as interest income as loan collections exceed previous expectations or as workout efforts result in fully rehabilitated credits. The following compares contractual interest income on nonaccrual loans with the interest income reported with respect to such loans (in thousands):

                                         1994              1993             1992
                                    --------------------------------------------
Contractual interest                $   2,611         $   5,288        $  9,932
Interest recognized                     4,191             3,830           3,676
                                    --------------------------------------------

Impact on reported interest income,
   increase (decrease)              $   1,580         $  (1,458)       $ (6,256)
                                    ============================================

         During 1994, the Company recorded an adjustment to recognize $2,612,000 of previously collected but unrecognized interest on loans that had at times in prior years been accounted for under the cost recovery method. Through management's continuing review of the Louisiana Bank's loan portfolios to ensure compliance with internal policies, it was determined that the cost recovery method had not been warranted for these loans. No portion of the total adjustment related to a particular prior period was material.

         The Louisiana Bank has made loans, in the normal course of business, to certain directors and executive officers of the Company and to their associates (related parties). The aggregate amount of these loans was $31,591,000 and $31,341,000 at December 31, 1994 and 1993, respectively. During 1994, $147,353,000 of new loan advances were made, and repayments totalled $147,603,000. Outstanding commitments and letters of credit to related parties totaled $37,734,000 and $39,517,000 at December 31, 1994 and 1993, respectively. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than the normal risk of collectibility.

         Changes in the reserve for possible loan losses for the three years in the period ended December 31, 1994 were as follows (in thousands):

                                       1994         1993         1992
                                   -----------------------------------
Balance at beginning of year       $ 44,485     $ 98,558     $107,246
Addition to (reduction of) reserve  (26,139)     (60,000)       3,350
Recoveries                           19,653       12,359        9,351
Loans charged off                    (3,574)      (6,432)     (21,389)
                                   -----------------------------------
Balance at end of year             $ 34,425     $ 44,485     $ 98,558
                                   ===================================

         During 1994, the Company recovered approximately $6,139,000 on a loan previously charged off and, with the continued improvement in credit quality in recent years, was able to transfer this recovery to income. Total reductions in the reserve for possible loan losses, including the transfer of this large recovery, were $26,139,000 in 1994 and $60,000,000 in 1993, reflecting the improvement in overall asset quality and management's determination that efforts to deal with asset quality issues have yielded lasting positive results. In management's judgement, some of the reserve levels established previously in recognition of these asset quality issues were no longer needed.

(4) INCOME TAXES

         Income tax expense (benefit) consisted of the following components for the three years in the period ended December 31, 1994 (in thousands):

Included in income before
 cumulative effect of                1994         1993         1992
 accounting changes:           -------------------------------------
  Current tax expense           $  19,009    $  15,842    $  10,504
  Deferred tax expense
   (benefit)                        6,281       19,803       (1,605)
                               -------------------------------------
                                $  25,290    $  35,645    $   8,899
                               =====================================
Included in cumulative effects
 of accounting changes:
  Deferred tax benefit related
   to adoption of
         SFAS No. 106 (Note 5)  $       -    $  (2,023)   $       -
                               =====================================

Included in shareholders'
 equity:
  Deferred tax expense
   (benefit)related to the
   change in the net
   unrealized gain (loss)
   on securities available
   for sale (Note 2)            $  (4,415)   $   1,660    $       -
                               =====================================

         Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under this standard the tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either tax liabilities to be settled in the future or tax assets that will be realized as a reduction of future taxes. Among other provisions, SFAS No. 109 requires the use of currently enacted tax rates to measure these deferred tax assets and liabilities. The impact of any change in the enacted tax rates is included in the deferred tax expense or benefit recognized in the period in which the change occurs. The change in the net deferred tax asset or liability between periods represents the deferred tax expense or benefit to be recognized in the financial statements. With the adoption of SFAS No. 109, the Company recognized an additional net deferred asset of $4,574,000, which is reported in the consolidated statement of operations for 1993 as a cumulative effect of an accounting change (Note 6).

         Net deferred income tax assets, which are included in other assets on the consolidated balance sheets, were approximately $17,181,000 and $19,046,000 at December 31, 1994 and 1993, respectively. The components of the net deferred tax assets were as follows (in thousands):

                                                    1994             1993
                                                --------         --------

Deferred tax assets:
         Reserves for losses on loans,
          OREO, and other problem assets        $ 14,129         $ 18,646
         Unrecognized interest income              2,088            4,688
         Employee benefit plan liabilities         2,952            2,659
         Net unrealized loss on securities
          available for sale                       2,755                -
         Other                                       284              725
                                                 -------         --------
                  Total deferred tax assets     $ 22,208         $ 26,718
                                                ========         ========


Deferred tax liabilities:
         Accumulated depreciation and
          amortization                          $ (4,645)        $ (5,887)
         Net unrealized gain on securities
          available for sale                           -           (1,660)
         Other                                      (382)            (125)
                                                ----------       ---------
                  Total deferred tax
                   liabilities                  $  (5,027)       $ (7,672)
                                                ==========       =========


Net deferred tax asset                          $  17,181        $ 19,046
                                                ==========       =========

         Under SFAS No. 109, the Company is required to establish a valuation allowance against the deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the asset will not be realized. Management has weighed the evidence, including current earnings performance, taxable income generated during available carryback periods, and the nature of significant deductible temporary differences, and believes that no valuation reserve is required as of December 31, 1994. Rules issued by regulatory agencies impose additional limitations on the amount of deferred tax assets that may be recognized when calculating regulatory capital ratios. The Company's ratio calculations were not affected by these rules at December 31, 1994.

         For years ending before January 1, 1993, deferred tax expense (benefit) resulted from timing differences in the recognition of revenue and expense for income tax and financial statement purposes. For the year ended December 31, 1992, the most significant timing difference was the excess of interest income recognized for tax purposes over the amount recognized for financial statement purposes. The sources of timing differences and the tax effects for the year ended December 31, 1992 is summarized as follows (in thousands):



Interest income recognition                          $          (1,791)
Accelerated depreciation and
 amortization                                                     (659)
Provisions for losses on loans,
 OREO, and other problem assets                                    655
Employee benefit plan expense                                     (202)
Unrecognized tax benefit                                           675
Other                                                             (283)
                                                     ------------------
Deferred tax benefit                                 $          (1,605)
                                                     ==================

         The effective tax rate is less than the statutory federal income tax rate in each of the three years in the period ended December 31, 1994 because of the following:

                                          PERCENT OF INCOME BEFORE INCOME TAX
                                        1994              1993             1992
                                        ----------------------------------------
Tax at statutory rate                   35.0%             35.0%            34.0%
Adjustments in rate resulting from -
   Tax exempt income                    (3.0)             (1.9)            (5.9)
   Unrecognized tax benefit                -                 -              2.4
   Impact of change in enacted tax rate    -              (1.0)               -
   Miscellaneous items                   0.4              (0.1)             0.1
                                        ----------------------------------------
Effective tax rate                      32.4%             32.0%            30.6%
                                        ========================================

(5) EMPLOYEE BENEFIT PLANS

Retirement Plans

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

         The actuarial present value of vested and of total accumulated benefit obligations (both excluding projected future increases in compensation levels) were $32,361,000 and $35,306,000, respectively, as of December 31, 1994, and $34,012,000 and $37,375,000, respectively, as of December 31, 1993.

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements (in thousands):


                                                             DECEMBER 31,
                                                         1994            1993
                                                      --------------------------
Actuarial present value of projected benefit
 obligation for services rendered to date             $(44,434)        $(50,087)
Plan assets at fair value, primarily U.S. Treasury
 securities and listed stocks                           56,532           60,703
                                                      --------------------------
Plan assets in excess of projected benefit
 obligations                                          $ 12,098         $ 10,616
Unrecognized net actuarial gains                        (5,061)          (3,691)
Unrecognized net implementation asset                   (3,524)          (3,929)
Unrecognized prior service cost resulting
 from plan amendments                                   (3,058)          (2,766)
                                                      --------------------------
Prepaid pension cost                                  $    455         $    230
                                                      ==========================

         The net pension expense (benefit) recognized for 1994, 1993, and 1992 is comprised of the following components (in thousands):

                                       1994        1993       1992
                                    -------------------------------
Service costs for benefits
 during the period                  $ 1,900     $ 1,688    $ 1,498
Interest cost on projected
 benefit obligation                   3,428       3,437      3,400
Actual (return) loss on plan assets   1,430      (5,739)    (5,318)
Net amortization and deferral        (6,983)        629        632
                                    -------------------------------
Net pension expense (benefit)       $  (225)    $    15    $   212
                                    ===============================

         The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.25% in 1994, 7.5% in 1993 and 8.0% in 1992. For all periods presented, the Company assumed an 8.0% expected long-term rate of return on plan assets and an annual rate of increase in future compensation levels of 5.0%. The decrease in the benefit obligations between year end 1993 and 1994 reflects both actuarial gains related mainly to the composition of the employee base and the impact of the increase in the discount rate used to determine actuarial values.

         For certain participants in the qualified defined benefit plan whose calculated benefits are reduced as a result of limitations under federal tax laws, the Company sponsored an unfunded non-qualified plan that provides benefits equal to those reductions. The non-qualified plan has been terminated, effective as of January 1, 1993, with accrued benefits preserved for participants. The Company intends to replace the non-qualified plan with another form of supplemental executive retirement plan.

         Effective October 1, 1993, the Company converted its noncontributory employee thrift plan into an employee savings plan under Section 401(k) of the Internal Revenue Code. Under the new plan, which covers substantially all full-time employees, the Company will match the savings of each participant up to 3.0% of his or her compensation. Annual participant savings are limited by tax law. Participants are fully vested in their savings and in the matching
Company contributions at all times. The expense of the Company's matching contributions was approximately $922,000 in 1994 and $245,000 in 1993. There had been no Company contributions to the noncontributory thrift plan in 1993 or 1992.

Health and Welfare Plans

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

         Upon adoption of SFAS No. 106, the Company elected to immediately recognize the accumulated postretirement benefit obligation of $5,963,000. The expense related to the recognition of this transition obligation was reported, net of income tax effects of $2,023,000, as the cumulative effect of a accounting change in 1993 in the consolidated statements of operations (Note 6).

         At December 31, 1994, the net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was approximately $6,702,000. The net periodic postretirement benefit expense recognized under SFAS No. 106 for 1994 and 1993 was $300,000 and $450,000, respectively. The benefit expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. The expense recognized is not materially different from that which would have been reported under the previous accounting method.

         For the actuarial calculation of its postretirement benefit obligations at December 31, 1994 and 1993, the Company assumed annual health care cost increases beginning at 12% and decreasing 0.6% per year to a 5.5% rate. Discount rates of 8.25% in 1994 and 7.5% in 1993 were used in determining the present value of projected benefits. A 1.0% rise in the assumed health care cost trend rates would not materially impact the accumulated benefit obligation or the periodic net benefit expense.

         The FASB has issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which was effective January 1, 1994. Postemployment benefits are those provided to former or inactive employees after active employment but before retirement. Given the current structure of such benefit programs offered by the Company, application of this accounting standard does not have a significant impact on the Company's financial position or results of operations.

Incentive and Other Plans

         The Company has a long-term incentive program for which all employees are eligible. As of December 31, 1994, 384,125 shares of treasury stock are reserved for the purposes of this program, which include the granting of stock options, restricted stock, and performance and phantom stock. The Company granted 50,100 shares of restricted stock to certain employees during 1994 for no cash consideration. During 1993 and 1992, restricted stock grants totalled 36,000 and 37,125 shares, respectively. Employees receiving the grants are restricted from transferring or otherwise disposing of the stock for five years from the date of grant. The market values of the restricted shares, determined as of the grant dates, were $1,357,000, $699,000 and $491,000, respectively, for 1994, 1993 and 1992. These amounts are being amortized as compensation expense over the five year restriction periods. Compensation expense recognized during 1994, 1993 and 1992 related to these stock grants was $340,000, $168,000 and $49,000, respectively.

         The following table summarizes stock option activity under the long-term incentive program for employees for the three years ended December 31, 1994. The incentive and non-qualified options are fully exercisable six months after the date of grant.

                         INCENTIVE OPTIONS            NON-QUALIFIED OPTIONS
                   -------------------------------------------------------------
                                           AVERAGE                       AVERAGE
                               EXERCISE    MARKET            EXERCISE    MARKET
                    SHARES      PRICE      PRICE   SHARES      PRICE     PRICE
                   -------------------------------------------------------------
Balance,
 December 31, 1991       -             -       -        -             -        -
Options granted     43,650  $      13.22  $13.22   32,850   $      13.22  $13.22
Options exercised        -             -       -  (20,925)  $      13.22  $16.24
                   ------------------------------- -----------------------------
Balance,
 December 31, 1992  43,650  $      13.22  $16.00   11,925   $      13.22  $16.00
Options granted     50,497  $      19.42  $19.42   25,253   $      19.42  $19.42
Options exercised   (2,302) $      13.22  $22.35        -              -       -
                   ------------------------------- -----------------------------
Balance,
 December 31, 1993  91,845  $13.22-19.42  $22.75   37,178   $13.22-19.42  $22.75
Options granted     48,926  $      28.00  $28.00   23,574   $      28.00  $28.00
Options exercised  (17,174) $      13.22  $22.84        -              -       -
Options exercised   (1,500) $      19.42  $22.00        -              -       -
                   ------------------------------- -----------------------------
Balance,
 December 31, 1994 122,097  $13.22-28.00  $21.75   60,752   $13.22-28.00  $21.75
                   =============================== =============================

         On February 28, 1990, an executive officer was granted options to purchase 33,750 shares of common stock of the Company at a price of $18.11 per share through February 28, 2000. At December 31, 1994, none of these options had been exercised. If this officer terminates his employment with the Company, the options will be exercisable for six months after his date of termination. The options will also be exercisable up to one year past the date of his death, but in no event beyond February 28, 2000.

         During 1994, the Company adopted a revised Directors' Compensation Plan which provides for, among other matters, the annual award of 150 shares of common stock and the annual grant of nonqualified options to purchase 1,000 shares of common stock to each director who is not an employee of the Company or its subsidiaries. As of December 31, 1994, options to purchase 12,000 shares of common stock at an exercise price of $26.25, the market price or the grant date, were outstanding. No options were exercised in 1994. An expense of $47,000 was recognized in 1994 in connection with the award of stock under this plan.

(6) NET CUMULATIVE EFFECT OF ACCOUNTING CHANGES

         The net cumulative effect of accounting changes reported in the consolidated statement of operations for 1993 consisted of the following (in thousands):

Postretirement benefits expense, net of tax effect
 of $2,023 (Note 5)                                     $               (3,940)

Income taxes (Note 4)                                                    4,574
                                                        -----------------------
Net cumulative effect of accounting changes             $                  634
                                                        =======================


(7) OTHER REAL ESTATE OWNED

         Other real estate owned ("OREO") is comprised of real property collateral acquired through foreclosure or in settlement of loans and surplus banking OREO property. With the exception of the pre-1933 properties discussed below, these properties are reported at their fair value, less expected disposition costs, or the recorded investment in the related loan, whichever is lower. Activity in the OREO valuation reserve for the three years in the period ended December 31, 1994 was as follows (in thousands):

                                    1994           1993          1992
                                -------------------------------------
Balance at January 1            $  3,790     $    2,272    $       -
Provisions for valuation
 adjustments charged (credited)
 to expense                       (1,073)         2,956        3,777
Charge-offs                       (1,774)        (1,438)      (1,505)
                                -------------------------------------
Balance at December 31          $    943     $    3,790    $   2,272
                                =====================================

         OREO includes a variety of property interests which were acquired though routine banking transactions generally prior to 1933 and for which there existed no ready market. These were subsequently written down to a nominal holding value in accordance with general banking practice at that time. These property interests include a few commercial and residential site locations principally in the New Orleans area, ownership interests in scattered undeveloped acreage, and various mineral interests. Revenues derived from these interests and related expenses have not been significant over the three-year period ended December 31, 1994.

         Not included in OREO are real estate interests evidenced by stock ownership. Such stock is carried as an investment in securities and dividends are recognized as investment income.

(8) NON-INTEREST INCOME

         The components of non-interest income were as follows for the three years in the period ended December 31, 1994 (in thousands):


                                             1994        1993        1992
                                         --------------------------------
Service charges on deposits              $ 16,322    $ 15,613    $ 14,827
Trust service fees                          2,775       2,740       2,821
Credit card income                          4,598       4,014       4,074
International services income               1,783       1,443         738
Investment services income                  1,113         873         895
Other fees and charges                      1,990       1,782       1,738
Net gains on sales of OREO                  3,260       3,618       1,313
Other operating income                        466         908         809
                                         --------------------------------
Total other non-interest income            32,307      30,991      27,215
Gain on sale of securities                     46           -       5,429
                                         --------------------------------
Total non-interest income                $ 32,353    $ 30,991    $ 32,644
                                         ================================


(9) NON-INTEREST EXPENSE

         The components of non-interest expense were as follows for the three years in the period ended December 31, 1994 (in thousands):

                                             1994        1993        1992
                                         --------------------------------
Salaries and benefits                    $ 53,725    $ 48,264    $ 46,297
Occupancy of bank premises,net              6,903       6,502       6,557
Furnishings and equipment,including
 data processing                            7,180       6,050       6,904
Deposit insurance and regulatory fees       5,898       6,885       5,627
Security and other outside services         4,142       3,621       3,285
Taxes and insurance, other than real
  estate                                    2,991       1,881       2,194
Credit card processing                      2,793       2,427       2,249
Postage and communications                  2,574       2,488       2,360
Legal and other professional services       2,549       3,398       5,160
Stationery and supplies                     2,237       2,115       2,044
Advertising                                 1,559       1,267       1,321
Amortization of intangible assets           4,161       3,664       3,608
OREO maintenance and operations, net          958       1,120       1,407
Provision for (recovery of) losses on
 OREO and other problem assets             (1,056)      1,900      15,862
Other operating expense                     7,644       8,511       7,748
                                         --------------------------------
Total non-interest expense               $104,258    $100,093    $112,623
                                         ================================

(10) OTHER ASSETS AND LIABILITIES

         The significant components of other assets and other liabilities at December 31, 1994 and 1993, were as follows (in thousands):

                                                   Other Assets
                              --------------------------------------------------
                                            1994                            1993
                              --------------------------------------------------
Net deferred tax asset        $           17,181               $          19,046
Costs in excess of net
  tangible assets acquired                14,034                           8,258
Other                                      6,798                           7,357
                              --------------------------------------------------
Total other assets            $           38,013               $          34,661
                              ==================================================

         Costs in excess of the net tangible assets acquired in current and prior years' business combinations are being amortized over remaining lives ranging from one to fourteen years as of December 31, 1994.

                                                 Other Liailities
                              --------------------------------------------------
                                            1994                            1993
                              --------------------------------------------------
Accrued interest payable      $            4,467               $           2,718
Obligation for postretirement
  benefits other than pensions             6,702                           6,306
Accrued taxes and expenses                 8,012                           8,402
Other                                      2,440                           3,680
                              --------------------------------------------------
Total other liabilities       $           21,621               $          21,106
                              ==================================================

(11) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." In cases where quoted market prices are not available, fair values have been estimated using present value or other valuation techniques. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgement. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

         The Company does not maintain any investment or participation in financial instruments or agreements whose value is linked to, or derived from, changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements, and other financial arrangements with similar characteristics, and are commonly referred to as derivatives.

                                  DECEMBER 31, 1994         DECEMBER 31, 1993
                                                 (in thousands)
                               ------------------------------------------------
                                 CARRYING   ESTIMATED      CARRYING  ESTIMATED
                                  AMOUNT    FAIR VALUE      AMOUNT   FAIR VALUE
                               ------------------------------------------------
ASSETS:
Cash and due from financial
 institutions                  $   196,850  $  196,850   $  187,447  $  187,447
Federal funds sold                  17,600      17,600      110,000     110,000
Investment in securities         1,532,978   1,487,916    1,633,746   1,665,074
Loans, net                       1,025,742   1,037,462      931,243     935,641
Interest receivable and
 other assets                       32,054      32,054       31,338      31,338

LIABILITIES:
Deposits                        $2,411,063  $2,409,259   $2,505,303  $2,505,784
Federal funds purchased and
 other short-term borrowings       179,806     179,806      215,168     215,168
Interest payable and
 other liabilities                  10,107      10,107        7,752       7,752

         The following significant methods and assumptions were used by the Company in estimating the fair value of financial instruments.

Cash and short-term investments

         The carrying value of highly liquid instruments, such as cash on hand, interest- and non-interest-bearing deposits in financial institutions, and federal funds sold, provides a reasonable estimate of their fair value.

Investment securities

         Substantially all of the Company's investment securities are traded in active markets. Fair value estimates for these securities are based on quoted market prices obtained from independent pricing services. The carrying amount of accrued interest on securities approximates its fair value.

Loans, net

         For loans with rates that are repriced in coordination with movements in market rates and with no significant change in credit risk, fair value estimates are based on carrying values. The fair values for other loans are estimated through discounted cash flow analysis, using current rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments are made to reflect probable credit losses. The carrying amount of accrued interest on loans approximates it fair value.

Deposits

         SFAS No. 107 specifies that the fair value of deposit liabilities with no defined maturity is to be disclosed as the amount payable on demand at the reporting date, i.e., at their carrying or book value. These deposits, which include interest and non-interest checking, passbook savings, and money market accounts, represented approximately 77% of total deposits at December 31, 1994 and 1993. The fair value of fixed maturity deposits is estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities. The carrying amount of accrued interest payable on deposits approximates its fair value.

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

Off-balance-sheet instruments

         Off-balance-sheet financial instruments include commitments to extend credit, letters of credit, and other financial guarantees. The fair value of such instruments is estimated using fees currently charged for similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate. The estimated fair value for these instruments was insignificant at December 31, 1994 and 1993.


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

                                                       CONTRACTUAL AMOUNT
                                                           December 31,
                                                      1994             1993
                                                --------------------------------
                                                         (in thousands)
Financial instruments whose contract
 amounts represent credit risk:
         Commitments to extend credit           $  582,385       $  398,587
         Letters of credit and
          financial guarantees written              72,488           57,684
         Credit card lines                          28,716           25,682

         Commitments to extend credit and credit card lines are agreements to make a loan to a customer as long as there is no violation of any condition established in the commitment or credit card contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount outstanding does not necessarily represent total future cash outlay requirements.

         The amount of collateral, if any, required by the Company upon issuance of a commitment is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

         Letters of credit and financial guarantees written are conditional agreements issued by the Company to guarantee the performance of a customer to a third party. These agreements are primarily issued to support commercial trade. Agreements totalling $10,051,000 at December 31, 1994 have original maturities greater than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds marketable securities as collateral to support those letters of credit and guarantees for which collateral is deemed necessary. Letters of credit and financial guarantees outstanding at December 31, 1994 range from unsecured to fully secured.

(13) REGULATORY MATTERS

         The Banks are required to maintain non-interest-bearing reserve balances with the Federal Reserve Bank to fulfill their reserve requirements. The average reserve balances maintained were approximately $42,731,000 in 1994 and $63,243,000 in 1993.

         Minimum regulatory capital requirements have been established with respect to banks and bank holding companies, expressed in terms of regulatory capital ratios. At December 31, 1994, the Company's and the Banks' ratios satisfied all of the minimum capital requirements.

(14) MERGERS AND ACQUISITIONS

         On March 31, 1994, the Company and the Louisiana Bank purchased substantially all of the assets and assumed the deposit and certain other liabilities of Baton Rouge Bank and Trust Company. Included in the tangible assets acquired, whose fair value totalled approximately $118,000,000, were cash and cash items of $41,000,000, investment securities and federal funds sold of $13,000,000, and $59,000,000 in commercial, real estate mortgage and personal loans, as well as six banking offices in the Baton Rouge area. The deposits assumed included approximately $24,000,000 in non-interest-bearing demand deposits and $94,000,000 in interest-bearing transaction, savings and time deposit accounts. The operating results from this acquisition are reflected in the consolidated income statements beginning April 1, 1994.

         As  part  of  the  acquisition  price,  which  totalled   approximately
$9,000,000, Whitney Holding Corporation issued 90,909 shares of its common stock with a value of $2,000,000.

         On February 17, 1995, the Company, through its newly formed state-chartered banking subsidiary, Whitney Bank of Alabama, purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The assets acquired and deposits assumed totalled approximately $90,000,000, including $47,000,000 in loans. The purchase price was approximately $12,000,000.

(15) COMMITMENTS AND CONTINGENCIES

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

         The Company owns its own main office building as well as most of its branch banking facilities and has not entered into material commitments under non-cancelable leases for facilities or equipment. The defined benefit retirement plan is sufficiently funded on an actuarial basis so as not to have required an additional contribution by the Company during 1994. Current projections do not indicate that a contribution will be required for 1995.

(16) PARENT COMPANY FINANCIAL STATEMENTS

Summarized   parent-company-only   financial   statements  of  Whitney   Holding
Corporation follow (in thousands):

                                       December 31,
                                     1994         1993
                                  ----------------------
BALANCE SHEETS
Investment in and advances
 to the Banks                     $ 295,739    $ 258,066
Dividends receivable                  2,488        1,925
Other assets                          2,143          972
                                  ----------------------
Total assets                      $ 300,370    $ 260,963
                                  ======================

Dividends payable and
 other liabilities                $   2,691    $   1,925
Shareholders' equity, net of
 treasury shares, and
 unearned restricted stock
 compensation                       297,679      259,038
                                  ----------------------
Total liabilities and
 shareholders' equity             $ 300,370    $ 260,963
                                  ======================

                                         Year Ended December 31,
STATEMENTS OF OPERATIONS              1994         1993         1992
                                  -----------------------------------
Dividend income from the Banks    $  31,430    $   6,252    $   1,000
Equity in undistributed earnings
 of the Banks                        21,427       70,155       19,135
Other income (expense), net             (19)          (6)          67
                                  -----------------------------------
Net income                        $  52,838     $ 76,401    $  20,202
                                  ===================================

STATEMENTS OF CASH FLOWS
Cash flows from operating
 activities:
  Net income                      $  52,838     $ 76,401    $  20,202
  Adjustment to reconcile net
   income to net cash provided
   by operating activities:
  Equity in undistributed
   earnings of the Banks            (21,427)     (70,155)     (19,135)
  (Increase) Decrease in dividend
   receivable                          (563)        (925)       (1,000)
  (Increase) Decrease in other
   assets                              (119)           2             5
  Increase (Decrease) in other
   liabilities                          207            -             -
                                  ------------------------------------
  Net cash provided by
   operating activities           $  30,936     $  5,323    $       72
                                  ------------------------------------

Cash flows from investing
 activities:
  Investment and advances to
   Whitney Bank of Alabama        $ (22,162)    $      -    $        -
  (Increase) Decrease in
   investment securities               (740)        (130)         (375)
                                  ------------------------------------
  Net cash provided by
   (used in) investing
   activities                     $ (22,902)    $   (130)   $     (375)
                                  ------------------------------------

Cash flows from financing
 activities:
  Dividends paid                  $  (8,767)    $ (5,287)   $        -
  Sale of common stock under
   employee savings plan and
   dividend reinvestment plan           675           76             -
  Exercise of stock options             256           30           271
                                  ------------------------------------
  Net cash provided by
   (used in) financing
   activities                     $  (7,836)    $ (5,181)   $      271
                                  ------------------------------------

Net increase (decrease) in cash   $     198     $     12    $      (32)
Cash at the beginning of the year        36           24            56
                                  ------------------------------------
Cash at the end of the year       $     234     $     36    $       24
                                  ====================================

        MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

         The management of Whitney Holding Corporation is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgement where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

         The Company's financial statements have been audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during its audit were valid and appropriate.

         Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance. The Company maintains a strong internal control auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. As part of their audit of the Company's 1994 financial statements, Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has considered the recommendations of the internal auditors and Arthur Andersen LLP concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1994, the Company's system of internal control is adequate to accomplish the objectives discussed herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF WHITNEY HOLDING CORPORATION:
         We have audited the accompanying consolidated balance sheets of Whitney Holding Corporation (a Louisiana corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitney Holding Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

         As discussed in notes 4 and 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and for post retirement benefits other than pensions. As discussed in notes 1 and 2 to the consolidated financial statements, effective December 31, 1993, the Company changed its method of accounting for certain investments in debt and equity securities.


New Orleans, Louisiana                                       Arthur Andersen LLP
January 13, 1995 (except with respect to the last paragraph of Note 14 as to which the date is February 17, 1995)

SUMMARY OF QUARTERLY FINANCIAL INFORMATION
         The following quarterly financial information is unaudited. In the opinion of management all normal recurring adjustments necessary to present fairly the results of operations for such periods are reflected.

                                            1994 - UNAUDITED
                                 (in thousands, except per-share amounts)
                          ------------------------------------------------------
                              4TH         3RD            2ND            1ST
                            QUARTER     QUARTER        QUARTER        QUARTER
                          ------------------------------------------------------
Interest income           $ 44,367   $  46,010      $  43,842      $  41,542
Net interest income         30,812      32,872         30,889         29,321
Reduction in reserve for
 possible loan losses       10,000       6,139              -         10,000
Income before income tax    20,846      20,005         13,798         23,479
Net income                  14,135      13,512          9,474         15,717
Earnings per share for the
 three-month period
 (based on weighted average
 of number of shares
 outstanding)             $   0.96   $    0.93       $    0.65     $    1.09
Dividend declared, per
 share                    $   0.17   $    0.17       $    0.15     $    0.15
Range of closing stock
 prices                   21-27      25 3/4-28 1/2   21 3/4-27 1/4 21 1/2-24


                                            1993 - UNAUDITED
                                 (in thousands, except per-share amounts)
                         -------------------------------------------------------
                             4TH         3RD            2ND            1ST
                           QUARTER     QUARTER        QUARTER        QUARTER
                         -------------------------------------------------------
Interest income          $  42,237   $  42,581      $  42,523      $  42,189
Net interest income         30,245      30,468         30,327         29,474
Reduction in reserve for
 possible loan losses            -      10,000         50,000              -
Income before income tax
 and accounting changes     12,706      23,248         65,289         10,169
Net income                   9,010      15,935         43,704          7,752
Earnings per share for the
 three-month period
 (based on weighted average
 of number of shares
 outstanding)            $    0.62   $    1.11      $    3.03      $    0.54
Dividend declared, per
 share                   $    0.13   $    0.13      $    0.10      $    0.07
Range of closing stock
 prices                  21 3/4-26   19 1/2-25 5/8  19 1/8-23 1/2  15 3/4-23 1/2

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In response to this item, registrant incorporates by reference the section entitled "Election of Directors" of its Proxy Statement dated March 10, 1995.


Item 11: EXECUTIVE COMPENSATION

         In response to this item, registrant incorporates by reference the section entitled "Executive Compensation" of its Proxy Statement dated March 10, 1995.


Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this item,  registrant  incorporates  by  reference  the
sections  entitled  "Voting   Securities  and  Principal  Holders  Thereof"  and
"Election of Directors" of its Proxy Statement dated March 10, 1995.


Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement dated March 10, 1995.

                                      PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of the Company and its subsidiaries are included in Part II Item 8:

                                                                     Page Number
                                                                     -----------
         Consolidated Balance Sheets --
            December 31, 1994 and 1993                                   23

         Consolidated Statements of Operations --
            Years Ended December 31, 1994, 1993, and 1992                24

         Consolidated Statements of Changes in Shareholders' Equity --
            Years Ended December 31, 1994, 1993, and 1992                25

         Consolidated Statements of Cash Flows --
            Years Ended December 31, 1994, 1993, and 1992                26

         Notes to Financial Statements                                   27

         Report of Independent Public Accountants                        44

         Summary of Quarterly Financial Information                      45

(a) (2) All schedules have been omitted because they are either not applicable or the required information has been included in the financial statements or notes to the financial statements.

(a) (3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter, incorporated by reference to the Company's March 31, 1993 Form 10-Q

         Exhibit 3.2 - Copy of Bylaws, as amended, incorporated by reference to the Company's March 31, 1993 Form 10-Q

         Exhibit 10.1 - Stock Option Agreement between Whitney Holding Corporation and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

         Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling, incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball, incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr., incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson, incorporated by reference to the Company's September 30, 1993 From 10-Q

         Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May, effective December 13, 1993, incorporated by reference to the Company's 1993 Form 10-K

         Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and John C. Hope, III, effective October 28, 1994

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

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank and Whitney Bank of Alabama. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

(b) No report on Form 8-K was required to be filed by the Registrant during the last quarter of 1994.


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WHITNEY HOLDING CORPORATION
                                              (Registrant)



                                     By:   /s/ William L. Marks
                                        --------------------------
                                        William L. Marks
                                        Chairman of the Board and
                                        Chief Executive Officer  March 22, 1995
                                                                ---------------
                                                                      Date

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        /s/ William L. Marks       ,  Chairman of the Board and
-----------------------------------   Chief Executive Officer and
            William L. Marks          Director         March 22, 1995
                                                --------------------------------
       /s/ R. King Milling         ,  President and Director    March 22, 1995
-----------------------------------                          -------------------
           R. King Milling

       /s/ Edward B. Grimball      ,  Executive Vice President & C.F.O.
-----------------------------------   (Principal Accounting Officer)
           Edward B. Grimball                                   March 22, 1995
                                                 -------------------------------

       /s/ John G. Phillips        ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           John G. Phillips

       /s/ W.P. Snyder III         ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           W.P. Snyder III

       /s/ Robert H. Crosby, Jr.   ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           Robert H. Crosby, Jr.

       /s/ Richard B. Crowell      ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           Richard B. Crowell

       /s/ James M. Cain           ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           James M. Cain

       /s/ Harry J. Blumenthal, Jr.,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           Harry J. Blumenthal, Jr.

       /s/ Robert E. Howson        ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           Robert E. Howson

       /s/ Warren K. Watters       ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           Warren K. Watters

       /s/ John K. Roberts, Jr.    ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           John K. Roberts, Jr.

       /s/ William A. Hines        ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           William A. Hines

       /s/ E. James Kock, Jr.      ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           E. James Kock, Jr.

                                   ,   Director
-----------------------------------              -------------------------------
           John J. Kelly

       /s/ Angus R. Cooper, III    ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           Angus R. Cooper, III

       /s/ Joel B. Bullard, Jr.    ,   Director                 March 22, 1995
-----------------------------------              -------------------------------
           Joel B. Bullard, Jr.

Exhibit 10.8
                          WHITNEY HOLDING CORPORATION
                                     AND
                             WHITNEY NATIONAL BANK

                              EXECUTIVE AGREEMENT
                    ----------------------------------------

         THIS AGREEMENT (the "Agreement") is made by and between WHITNEY HOLDING CORPORATION, a corporation organized and existing under the laws of the State of Louisiana (the "Holding Corporation"), WHITNEY NATIONAL BANK, a financial institution organized and existing under the laws of the United States (the "Bank"), and JOHN C. HOPE, III (the "Executive").

        WHEREAS, the Executive is presently employed by each of the Holding Corporation and the Bank as a EXECUTIVE VICE PRESIDENT.

        NOW, THEREFORE, effective October 28, 1994, the Holding Corporation, the Bank and the Executive agree as follows:

                                  SECTION I
                              -----------------
                                 DEFINITIONS
                            ---------------------

        1.1 "Change in Duties" means the occurrence of one of the following events in connection with a Change in Control:

        a. A diminution in the nature or scope of the Executive's authorities or duties, a change in his reporting responsibilities or titles or the assignment of the Executive to any duties or responsibilities that are inconsistent with his position, duties, responsibilities or status immediately preceding such assignment;

        b. A reduction in the Executive's compensation during the Covered Period. For this purpose, "compensation" means the fair market value of all remuneration paid to the Executive by the Employer during the immediately preceding calendar year, including, without limitation, deferred compensation, stock options and other forms of incentive compensation awards, coverage under any employee benefit plan (such as a pension, thrift, medical, dental, life insurance or long-term disability plan) and other perquisites;

        c. The transfer of the Executive to a location requiring a change in his residence or a material increase in the amount of travel ordinarily required of the Executive in the performance of his duties; or

        d. A good faith determination by the Executive that his position, duties, responsibilities or status has been affected, whether directly or indirectly, in any manner which prohibits the effective discharge of any such duties or responsibilities.

        1.2 "Change in Control" means and shall be deemed to have occurred if:

        a. Any "person," including any "group," determined in accordance with Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner, directly or indirectly, of securities of the Holding Corporation representing 20% or more of the combined voting power of the Holding Corporation's then outstanding securities, without the approval, recommendation, or support of the Board of Directors of the Holding Corporation as constituted immediately prior to such acquisition;

        b. The Federal Deposit Insurance Corporation or any other regulatory agency negotiates and implements a plan for the merger, transfer of assets and liabilities, reorganization, and/or liquidation of the Bank;

        c. Either of the Holding Corporation or the Bank is merged into another corporate entity or consolidated with one or more corporations, other than a wholly- owned subsidiary of the Holding Corporation;

        d. A change in the members of the Board of Directors of the Holding Corporation which results in the exclusion of a majority of the "continuing board." For this purpose, the term "continuing board" means the members of the Board of Directors of the Holding Corporation, determined as of the date on which this Agreement is executed and subsequent members of such board who are elected by or on the recommendation of a majority of such "continuing board"; or

        e. The sale or other disposition of all or substantially all of the stock or the assets of the Bank or the Holding Corporation (or any successor corporation thereto).

        1.3     "Company" means the Holding Corporation and the Bank.


        1.4 "Covered Period" means the one-year period immediately preceding and the three-year period immediately following the occurrence of a Change in Control.

        1.5 "Employer" means the Holding Corporation or the Bank or both, as the case may be.

        1.6 "Severance Amount" means 300% of the Executive's "annual salary." For this purpose, "annual salary" means the average of all compensation paid to the Executive by the Company which is includable in the Executive's gross income for the highest 3 of the 5 calendar years immediately preceding the calendar year in which a Change in Control occurs, including the amount of any compensation which the Executive elected to defer under any plan or arrangement of the Company with respect to such years. If the Executive has been employed less than 5 years prior to the calendar year in which a Change in Control occurs, "annual salary" shall be determined by averaging the compensation (as defined in the preceding sentence) for the Executive's actual period of employment. Further, if the Executive has been employed less than 12 months prior to the occurrence of a Change in Control, the actual compensation of the Executive shall be annualized for purposes of this Section 1.6. In the event of dispute between the Executive and the Company, the determination of the "annual salary" shall be made by an independent public accounting firm agreed upon by the Executive and the Company.

        1.7 "Termination" or "Terminated" means (a) termination of the employment of the Executive with the Employer for any reason, other than cause, or (b) the resignation of the Executive following a Change in Duties. In no event, however, shall the Executive's voluntary separation from service with the Employer on account of death, disability, or resignation on or after the attainment of the normal retirement age specified in any qualified employee benefit plan maintained by the Employer constitute a Termination. For purposes of determining whether a Termination has occurred, "cause" means fraud, misappropriation of or intentional material damage to the property or business of the Employer or the commission of a felony by the Executive.








                                     -2-

                                   SECTION II
                                -----------------
                        TERMINATION RIGHTS AND OBLIGATIONS
          --------------------------------------------------------------

        2.1 Severance Awards. If the Executive's employment is Terminated during the Covered Period, then no later than 30 days after the later of (a) the date of such Termination, or (b) the occurrence of a Change in Control, the Company shall:

        a.      Pay to the Executive the Severance Amount;

        b. Transfer to the Executive the ownership of all club memberships, automobiles and other perquisites which were assigned to the Executive as of the day immediately preceding such Termination;

        c. In accordance with Section 2.2 hereof, provide for the benefit of the Executive, his spouse, and his dependents, if any, coverage under the plans, policies or programs (as the same may be amended from time to time) maintained by the Company for the purpose of providing medical benefits and life insurance to other executives of the Company with comparable duties; provided, however, that in no event shall the coverage provided under this paragraph be substantially less than the coverage provided to the Executive as of the date immediately preceding a Termination;

        d. Pay to the Executive an amount equal to the contributions by the Company to the Whitney National Bank of New Orleans Thrift Incentive Plan, or a successor arrangement, that would have been made for the lesser of (i) 3 years following the date of Termination, or (ii) the number of years until the Executive's normal retirement age under such plan;

        e. Pay to the Executive an amount equal to the present value of the additional retirement benefit which would have accrued under the Whitney National Bank of New Orleans Retirement Plan, or a successor arrangement, that would have been made for the lesser of (i) 3 years following the date of Termination, or (ii) the number of years until the Executive's normal retirement age under such plan; and

        f. Pay to the Executive the amount to which the Executive would be entitled under the 1991 Executive Compensation Plan, or a successor thereto, for the calendar year in which a Change in Control occurs, determined as if all performance goals applicable to the Company and the Executive were achieved.

        2.2 Special Rules Governing Group Benefits. Coverage under Section 2.1c, hereof, shall (a) commence as of the later of the date of Termination or the occurrence of a Change in Control, and (b) end as of the earlier of the Executive's coverage under Medicare Part B or the date on which the Executive is covered under group plans providing substantially similar benefits maintained by another employer. For this purpose, the Company shall provide coverage during any period in which the payment of benefits is limited by any form of pre-existing condition clause.

        Coverage under Section 2.1c, hereof, may be provided under a group policy or program maintained by the Company or the Company, in its sole discretion, may acquire or adopt an individual plan, policy or program providing coverage solely for the benefit of the Executive, his spouse, and his dependents, if any.





                                     -3-

        If coverage commences as of a Change in Control, the Company shall (a) retroactively reinstate the Executive, his spouse, and dependents, if any, as of the date of Termination, and (b) reimburse to the Executive his cost of obtaining similar coverage for the period commencing on the date of Termination and ending on the occurrence of a Change in Control. As to medical claims incurred during such period, any coverage actually obtained by the Executive shall be designated as the Executive's primary coverage, and the reinstated coverage shall operate as secondary coverage.

        2.3 Other Plans and Agreements. To the maximum extent permitted by law and not withstanding any provision to the contrary contained in any plan, grant, program, contract or other arrangement under which the Executive and the Employer are parties, if the Executive's employment is Terminated during the Covered Period, then any vesting schedule or other restriction on the ownership of any benefits payable to the Executive under the terms of any such plan, grant, contract, or arrangement shall be accelerated or lapse, as the case may be.

        Notwithstanding any provision to the contrary contained in any plan, grant, program, contract, or arrangement under which the Executive and the Employer are parties, in the event the Executive has elected to defer the payment of any benefit under any such plan, grant, contract, or arrangement, the payment of such benefit shall be accelerated and paid to the Executive in the form of a single-sum no later than 30 days after the Executive's Termination during the Covered Period.

        2.4 Taxes. The Executive shall be responsible for applicable income tax and the Company shall have the right to withhold from any payment made under this Agreement, or to collect as a condition of any payment, any income taxes required by law to be withheld.

        Notwithstanding the preceding paragraph, the Company shall pay any excise tax or similar penalty imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any comparable successor provision, on the Executive as a consequence of any "excess parachute payment" within the meaning of Section 280(g) of the Code (or a comparable successor provision) payable under this Agreement or any plan, grant, program, contract or other arrangement under which the Executive and the Employer are parties.

        The Executive shall submit to the Company the amount to be paid under this Section 2.4, together with supporting documentation. If the Executive and the Company disagree as to such amount, an independent public accounting firm agreed upon by the Executive and the Company shall make such determination.


                                  SECTION III
                              ------------------
                                 MISCELLANEOUS
                          ---------------------------

        3.1 Notices. Notices and other communication required under this Agreement shall be made to the Company at 228 St. Charles Avenue, New Orleans,
Louisiana 70130 and to the Executive at 228 St. Charles Avenue, New Orleans, Louisiana 70130 or, as to each party, at such other address as may be designated by written notice to the other. All such notices and communications shall be effective when deposited in the United States mail, postage prepaid, or delivered to the affected party.

        3.2 Employment Rights. The terms of this Agreement shall not be deemed to confer on the Executive any right to continue in the employ of the Employer for any period or any right to continue his present or any other rate of compensation.

        3.3 Assignment. The Executive shall not sell, assign, pledge, transfer or otherwise convey the right to receive any form of payment or benefit provided under the Agreement, except by will or the laws of intestacy.

                                     -4-

        3.4 Inurement. This Agreement shall be binding upon and inure to the benefit of the Holding Corporation, the Bank and the Executive and their respective heirs, executors, administrators, successors and assigns.

        3.5 Payment of Expenses. In the event that it is necessary or desirable for the Executive to retain legal counsel and/or incur other costs and expenses in connection with the enforcement of the terms of the Agreement, the Company shall pay (or the Executive shall be entitled to reimbursement of) reasonable attorneys' fees, costs, and expenses actually incurred, without regard to the final outcome, unless there is no reasonable basis for the Executive's action.

        3.6 Amendment and Termination. The Agreement shall not be amended or terminated by any act of the Company, except as may be expressly agreed upon, in writing, by the Company and the Executive.

        3.7 Nature of Obligation. The Company intends that its obligations hereunder be construed in the nature of severance pay. The Company's obligations under Section 2 are absolute and unconditional and shall not be affected by any circumstance, including, without limitation, any right of offset, counterclaim, recoupment, defense, or other right which the Company may have against the Executive or others. All amounts payable by the Company hereunder shall be paid without notice or demand.

        3.8 Choice of Law. The Agreement shall be governed and construed in accordance with the laws of the State of Louisiana.

        3.9 No Effect on Other Benefits. Any other compensation paid or benefits provided to the Executive shall be in addition to and not in lieu of the benefits provided to such Executive under this Agreement. Except as may be expressly provided herein, nothing in this Agreement shall be construed as limiting, varying or reducing the provision of any benefit available to the Executive (or to such Executive's estate or other
beneficiary)  pursuant to any employment   agreement,   group  plan,   including
any  qualified   pension  or profit-sharing  plan,  health,  disability or life insurance plan, or any other form of agreement or arrangement between the Company and the Executive.

        3.10 Entire Agreement. This Agreement constitutes the entire agreement between the Executive and the Holding Corporation and the Bank and is intended to supersede all prior written or oral understandings with respect to the subject matter of this Agreement.

        3.11 Invalidity. In the event that any one or more provisions of this Agreement shall, for any reason, be held invalid, illegal or unenforceable in any manner, such invalidity, illegality or unenforceability shall not affect any other provision of such Agreement.

        3.12 Mitigation. Notwithstanding any provision of this Agreement to the contrary and to the maximum extent permitted by law, the Executive shall not be subject to any duty to mitigate the severance awards received hereunder by seeking other employment. No severance award received under this Agreement shall be offset by any compensation the Executive receives from future employment, and the Executive shall not be required to perform any service as a condition of this Agreement.

        EXECUTED in multiple counterparts as of the dates set forth below, each of which shall be deemed an original, and effective as of the date first set forth above.


EXECUTIVE                                       WHITNEY NATIONAL BANK AND
                                                WHITNEY HOLDING CORPORATION

/s/ John C. Hope, III
John C. Hope, III
Date: November 11, 1994                         By: /s/ Robert E. Howson
      -----------------                             ----------------------------
                                                    Title: Director & Chairman
                                                    Compensation Committee of
                                                    Board of Directors

                                                    Date: January ______, 1994



























                                     -6-