Form 10-Q
period 1995-03-31
WHITNEY HOLDING CORP
filed 1995-05-12
CIK 106926

May 12, 1995


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                           In Re: File Number 0-1026

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended March 31, 1995.

                This filing is being effected by direct transmission to the Commission's EDGAR System.

                                                    Sincerely,



                                                    /s/Edward B. Grimball
                                                    ----------------------------
                                                    Edward B. Grimball
                                                    Executive Vice President &
                                                    Chief Financial Officer
                                                    (504) 586-7570

EBG/drm

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to ________________________

Commission file number 0-1026


                          WHITNEY HOLDING CORPORATION
       --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Louisiana 72-6017893
       --------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)
                       (I.R.S. Employer Identification No.)


               228 St. Charles Avenue, New Orleans, Louisiana 70130
        -------------------------------------------------------------
                      (Address of principal executive offices)
                                   (Zip Code)


                                  (504) 586-7272
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---

The Company has only one class of common stock, of which 14,760,339 shares were outstanding on April 30, 1995.

An exhibit index appears on page 17.




                                Page 1 of 20 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS


Part I.  Financial Information

                                                                           Page
    Item 1. Financial Statements:
             Consolidated Balance Sheets.....................................3
             Consolidated Statements of Operations...........................4
             Consolidated Statements of Cash Flows...........................5
             Notes to Financial Statements...................................6

    Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................8


Part II.  Other Information

    Item 6. Exhibits and Reports on Form 8-K................................17

Signature...................................................................18


                                Page 2 of 20 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                                              March 31,  December 31
ASSETS                                                                          1995        1994
                                                                             ----------  ----------
                                                                             (unaudited)
Cash and due from financial institutions...................................    $175,843    $196,850

Investment in securities:
     Securities available for sale (at fair value).........................     138,101     137,335
     Securities held to maturity (fair value of $1,325,450 in 1995 and
    $1,350,581 in 1994)....................................................   1,344,919   1,395,643

Federal funds sold.........................................................      40,000      17,600

Loans......................................................................   1,119,005   1,060,167
Less reserve for possible loan losses......................................      37,458      34,425
                                                                             ----------  ----------
   Loans, net..............................................................   1,081,547   1,025,742

Bank premises and equipment, net...........................................      67,410      63,209
Other real estate owned, net...............................................       7,052       6,685
Accrued income receivable..................................................      28,839      31,580
Other assets...............................................................      53,634      38,013
                                                                             ----------  ----------

          TOTAL ASSETS.....................................................  $2,937,345  $2,912,657
                                                                             ==========  ==========

LIABILITIES

Deposits:
     Non-interest-bearing demand deposits..................................    $771,160    $768,811
     Interest-bearing deposits.............................................   1,654,848   1,642,252
                                                                             ----------  ----------
         Total deposits....................................................   2,426,008   2,411,063

Federal funds purchased and securities sold under repurchase agreements....     172,539     179,806

Dividends payable..........................................................       2,948       2,488

Other liabilities..........................................................      27,635      21,621
                                                                             ----------  ----------

          TOTAL LIABILITIES................................................  $2,629,130  $2,614,978
                                                                             ----------  ----------

SHAREHOLDERS' EQUITY
Common stock, no par value: 40,000,000 shares authorized, 15,352,101 shares issued and 14,743,047 shares outstanding in 1995, 15,242,505 shares issued and 14,634,701 shares outstanding in 1994, after
    deduction of treasury stock............................................      $2,800      $2,800

Capital surplus............................................................      54,142      51,608

Retained earnings..........................................................     261,160     256,041

Net unrealized loss on securities available for sale, net of tax effect
   of $1,273 in 1995 and $2,755 in 1994....................................      (2,363)     (5,118)
                                                                             ----------  ----------

          Total............................................................     315,739     305,331

Treasury stock at cost, 609,054 shares in 1995 and 607,804
   shares in 1994, and unearned restricted stock compensation..............       7,524       7,652
                                                                             ----------  ----------

          TOTAL SHAREHOLDERS' EQUITY.......................................    $308,215    $297,679
                                                                             ----------  ----------

          TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY.......................................  $2,937,345  $2,912,657
                                                                             ==========  ==========

                                Page 3 of 20 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except share and per-share amounts, unaudited)              FOR THE 3 MONTHS
                                                                            ENDED MARCH 31,
                                                                         1995          1994
                                                                      ----------    ----------
INTEREST INCOME
Interest and fees on loans..........................................     $23,731       $18,079
Interest and dividends on investments-
      U.S. Treasury and agency securities...........................      16,674        17,686
      Mortgage-backed securities....................................       2,320         2,725
      Obligations of states and political subdivisions..............       1,652         1,565
      Federal Reserve and corporate securities......................         432           604
Interest on federal funds sold......................................         444           883
                                                                      ----------    ----------
            TOTAL...................................................     $45,253       $41,542
                                                                      ----------    ----------
INTEREST EXPENSE
Interest on deposits................................................     $12,261       $10,428
Interest on federal funds purchased and securities
      sold under repurchase agreement...............................       2,292         1,793
                                                                      ----------    ----------
            TOTAL...................................................     $14,553       $12,221
                                                                      ----------    ----------
Net interest income.................................................     $30,700       $29,321
Provision for possible loan losses:
    Expense of providing loss reserves..............................           -             -
    Loss reserve reduction..........................................           -       (10,000)
                                                                      ----------    ----------
Net interest income after provision possible for loan losses........     $30,700       $39,321
                                                                      ----------    ----------
NON-INTEREST INCOME
Gain on sale of securities..........................................           -             -
Other non-interest income...........................................       8,135         9,049
                                                                      ----------    ----------
            TOTAL...................................................      $8,135        $9,049
                                                                      ----------    ----------
NON-INTEREST EXPENSE
Salaries and employee benefits......................................     $14,002       $13,030
Occupancy of bank premises, net.....................................       1,756         1,666
Other non-interest expenses.........................................      11,337        10,195
                                                                      ----------    ----------
            TOTAL...................................................     $27,095       $24,891
                                                                      ----------    ----------
Income before income taxes .........................................     $11,740       $23,479
Income tax expense..................................................       3,699         7,762
                                                                      ----------    ----------
Net income..........................................................      $8,041       $15,717
                                                                      ==========    ==========

Earnings per share..................................................       $0.55         $1.09
                                                                      ==========    ==========
Weighted average number of
   shares outstanding...............................................  14,706,185    14,452,250
                                                                      ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                Page 4 of 20 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
                                                                                                            FOR THE 3 MONTHS
                                                                                                             ENDED MARCH 31,
                                                                                                          1995            1994
                                                                                                     ------------    ------------
Cash flows from operating activities:
   Net income........................................................................................$      8,041    $     15,717
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation...................................................................................       1,733           1,506
      Provision for (Reduction of) reserves for possible loan losses.................................           -         (10,000)
      Provision for losses on OREO and other problem assets..........................................           3              44
      Amortization of intangible assets and unearned restricted stock
         compensation................................................................................         916             976
      Amortization of premiums and discounts on investment securities,
         net.........................................................................................       3,594           3,569
      Gains on sales of OREO and other property......................................................        (323)         (1,826)
      Deferred tax expense (benefit).................................................................        (878)          2,127
      Increase (Decrease) in accrued income taxes....................................................       4,553           5,035
      (Increase) Decrease in accrued income receivable and other assets..............................      (1,382)         (4,710)
      Increase (Decrease) in accrued expenses and other liabilities..................................       1,243            (781)
                                                                                                     ------------    ------------
      Net cash provided by operating activities......................................................$     17,500    $     11,657
                                                                                                     ------------    ------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity................................$     65,000    $    457,941
   Proceeds from maturities of investment securities available for sale..............................       3,475          17,493
   Purchases of investment securities held to maturity...............................................      (4,404)       (504,099)
   Purchases of investment securities available for sale.............................................           -         (10,100)
   Net (increase) decrease in loans..................................................................     (12,300)         64,998
   Net (increase) decrease in federal funds sold.....................................................      (2,647)        (40,500)
   Proceeds from sales of OREO and other property....................................................         283           2,128
   Capital expenditures..............................................................................      (3,124)           (788)
   Net cash (paid) received in business acquisition..................................................      (3,695)         35,659
   Other.............................................................................................         691            (181)
                                                                                                     ------------    ------------
   Net cash provided by (used in) investing activities...............................................$     43,279    $     22,551
                                                                                                     ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits...................................$    (11,509)   $    (23,053)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit........................................................................     (60,813)        (46,395)
   Net increase (decrease) in certificates of deposit................................................      (2,242)         (1,069)
   Net increase (decrease) in federal funds purchased and securities
      sold under repurchase agreements...............................................................      (7,267)         43,073
   Exercise of stock options.........................................................................           -             113
   Sale of common stock under employee savings plan and dividend
      reinvestment plan..............................................................................       2,533              76
   Dividends paid....................................................................................      (2,488)         (1,925)
                                                                                                     ------------    ------------
   Net cash provided by (used in) financing activities...............................................$    (81,786)   $    (29,180)
                                                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents.................................................$    (21,007)   $      5,028
Cash and cash equivalents at the beginning of the period.............................................     196,850         187,447
                                                                                                     ------------    ------------
Cash and cash equivalents at the end of the period...................................................$    175,843    $    192,475
                                                                                                     ============    ============
Interest income received.............................................................................$     47,106    $     39,990
                                                                                                     ============    ============
Interest expense paid................................................................................$     13,868    $     11,759
                                                                                                     ============    ============
Net federal income taxes paid........................................................................$          0    $        600
                                                                                                     ============    ============

The accompanying notes are an integral part of these financial statements.

                                Page 5 of 24 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Whitney Holding Corporation and its subsidiaries (the "Company") follow accounting and reporting policies generally accepted within the banking industry. The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiaries, Whitney National Bank ("WNB") and Whitney Bank of Alabama ("WBA"). All adjustments have been made which, in the opinion of management, are necessary to fairly state the financial results for the interim periods presented.

    Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The Company recommends that these financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

    Certain balances in prior periods have been reclassified to conform with this period's financial presentation.

(2)  RESERVE FOR POSSIBLE LOAN LOSSES

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under this new standard, a loan is considered impaired when it is probable that all contractual amounts will not be collected as they become due. The extent of impairment is measured based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan's original effective interest rate or, in the case of certain collateral-dependent loans, the fair value of the underlying collateral. The measure of impairment is included in the reserve for possible loan losses.

    The provisions of SFAS No. 114 were not applied by the Company to measure impairment for large groups of similar loans with relatively small balances, such as consumer credit line loans and consumer installment loans. As allowed under the standard, these loans may be collectively evaluated for impairment.

    The guidance in SFAS No. 114 does not represent a significant departure from existing procedures followed by the Company in evaluating the overall adequacy of the reserve for possible loan losses. Furthermore, loans evaluated for impairment would also meet the criteria currently in use by the Company to identify loans on which the accrual of interest should be discontinued. As such, the adoption of this new standard had no significant impact on the Company's financial position or results of operations.

    For the first quarter of 1995, the recorded investment in loans identified as impaired under SFAS No. 114 averaged approximately $9 million. The extent of impairment of these loans measured in accordance with SFAS No. 114 was approximately $0.6 million at March 31, 1995. This amount is included in the reserve for possible loan losses.





                                Page 6 of 20 Pages

(3)  BUSINESS ACQUISITION

    On February 17, 1995, Whitney Bank of Alabama, a newly formed state-chartered banking subsidiary of the Company, purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The assets acquired and deposits assumed totalled approximately $90 million, including $47 million in loans. The purchase price was approximately $12 million. Operating results from the date of acquisition are included in the accompanying consolidated statements of operations for the first quarter of 1995.


(4)  EARNINGS PER SHARE

    Earnings per share is calculated using the weighted average number of shares outstanding during each period presented. Potentially dilutive common stock equivalents consist of stock options which have been granted to certain officers and directors in prior periods. Incorporating these common stock equivalents into the calculation of earnings per share using the treasury method does not materially affect the reported results on either a primary or fully-diluted basis.


                                Page 7 of 20 Pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

    Whitney Holding Corporation earned $8.0 million for the first quarter of 1995, or $0.55 per share. For the first quarter of 1994, the Company earned $15.7 million or $1.09 per share, including the effect of a $10.0 million reduction in the level of the reserve for possible loan losses. Net of tax, this reserve reduction contributed $6.5 million or $0.45 per share to first quarter 1994 net income. Excluding the impact of this reserve reduction, the Company had after-tax earnings of $9.2 million or $0.64 per share for the first quarter of 1994.

    The $1.2 million decrease in earnings for the first quarter of 1995 as compared to 1994's first quarter earnings, excluding the effect of the reserve reduction, is primarily the result of a $1.5 million reduction in the net gain recognized on sales of other real estate owned ("OREO"). First quarter net interest income in 1995 increased $1.4 million or 4.7% compared to the first quarter of 1994. The taxable-equivalent net interest margin was 4.89% in 1995, an increase of 38 basis points from 4.51% in 1994. Non-interest income, other than from OREO sales, increased $0.6 million in 1995's first quarter from the comparable period in 1994. Non-interest expense increased $2.2 million between these periods reflecting in large part the effects of the Baton Rouge and Mobile acquisitions discussed below.

    The following compares the annualized return on average total assets and the return on average shareholders' equity for the three-month periods ended March 31, 1995 and 1994. Tax-effected loan loss reserve adjustments were not annualized in calculating these returns.

                                                            1995      1994
Return on average assets:
    Total return                                            1.12%     2.13%
    Return, before effect of reserve reduction              1.12%     1.25%


Return on average shareholders' equity:
    Total return                                           10.76%    24.20%
    Return, before effect of reserve reduction             10.76%    14.19%

    Non-performing assets continued their steady decrease of the past several years in the first quarter of 1995. At March 31, 1995, non-performing assets were $21.3 million, down $0.8 million or 3.6% from year end 1994, and $16.2 million or 46% from March 31, 1994. The reserve for possible loan losses was $37.5 million on March 31, 1995, an amount which represented 264% of non-performing loans and 3.4% of total loans. At year end 1994, the reserve coverage was 224% of non-performing loans and 3.3% of total loans.

    For the first quarter of 1995, average earning assets were $2.61 billion, a decrease of $90 million or 3.3% from $2.70 billion for the first quarter of 1994. This decrease reflects mainly the loss of certain correspondent bank funding sources to industry consolidation as well as to a general tightening in industry liquidity with improved economic conditions and increased loan demand, both of which are evident in the $80 million decrease in the Company's average sales of overnight federal funds. Average total deposits outstanding also decreased between these periods, by $60 million or 2.5%, as rising market interest rates during 1994 attracted some deposit funds to higher yielding alternative investment instruments.

                                Page 8 of 20 Pages

    Average loans outstanding increased $143 million or 15.5% in 1995 compared to the first quarter of 1994. This loan growth is attributable both to the acquisitions in Baton Rouge and Mobile and to strengthening loan demand in the Company's market areas. At March 31, 1995, total loans outstanding were $1.12 billion, an increase of $59 million or 5.6% over the $1.06 billion of total loans outstanding at the end of 1994.

    The growth in average loans outstanding was funded primarily from maturities of investment securities. The Company's average investment in securities decreased by $150 million or 9.0% to $1.51 billion in the first quarter of 1995 from $1.66 in the comparable period of 1994. At March 31, 1995, the total investment in securities was $1.48 billion, a decrease of $50 million or 3.3% from year end 1994.

    On February 17, 1995, Whitney Bank of Alabama, a newly formed state-chartered banking subsidiary of the Company, purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The fair value of the tangible assets acquired totalled approximately $90 million, including $47 million in loans and $34 million in investment securities and federal funds sold. WBA assumed non-interest-bearing demand deposits of $14 million and interest-bearing transaction, savings and time deposits totalling $76 million. The purchase price was approximately $12 million. Operating results from the date of acquisition are included in the accompanying consolidated statements of operations for the first quarter of 1995.

    On March 31, 1994, the Company and WNB purchased substantially all of the assets and assumed the deposits and certain other liabilities of Baton Rouge Bank and Trust Company. Included in the tangible assets acquired, whose fair value totalled approximately $118 million, were cash and cash items of $41 million, investment securities and federal funds sold of $13 million, and $59 million in loans, as well as six banking offices in the Baton Rouge area. The deposits assumed included approximately $24 million in non-interest-bearing demand deposits and $94 million in interest-bearing transaction, savings and time deposit accounts. As part of the acquisition price, which totalled approximately $9 million, Whitney Holding Corporation issued 90,909 shares of its common stock with a value of $2 million. The operating results from this acquisition were reflected in the Company's consolidated statements of operations beginning with the second quarter of 1994.

    The Company declared a dividend of $0.20 per share in the first quarter of 1995, payable April 3, 1995. This represented an 18% increase from the previous quarter's dividend of $0.17 per share.



                                Page 9 of 20 Pages

FINANCIAL CONDITION

Loans

    With improved economic conditions in the Company's market area, which is primarily southern Louisiana and Mississippi and, most recently, southern Alabama, together with a more aggressive effort to market the Banks' retail and commercial loan products, the Company was able to report growth in average loans outstanding for the first quarter of 1995 of $143 million or 15.5% when compared to the first quarter of 1994 and $43 million or 4.2% when compared to 1994's fourth quarter. The Baton Rouge acquisition in March, 1994 and, to a lesser extent, the Mobile acquisition in February, 1995 also contributed to the growth in average loans.

    Total loans outstanding of $1.12 billion at March 31, 1995 were $59 million above the total outstanding at year end 1994 and $142 million above the total of a year earlier. During 1994, the Company continued to expand its lending resources, market areas and loan products, and management expects to continue and intensify these efforts in 1995 as the Banks compete to place high quality credits in the communities they serve.

Deposits and Short-Term Borrowings

    The Company's average total deposits outstanding decreased $60 million to $2.39 billion in the first quarter of 1995 as compared to $2.45 billion in the first quarter of 1994. As is shown in Table 1, total average lower cost deposits, particularly regular savings deposits and NOW and MMDA deposits, decreased $105 million, a decrease attributable to the higher-rate investment alternatives that became available to bank customers during the past year. Average time deposits, which includes both core deposits and certificates of deposit of $100,000 and over, increased $45 million between these periods. The Company has continued to emphasize offering core deposit products that respond to current market conditions.

    The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are a source of funding for certain short-term lending facilities and part of the Company's services to correspondent banks and certain other customers. For the first quarter of 1995, average short-term borrowings decreased $71 million compared to the same period in 1994, a decrease attributable in part to improved economic conditions and a corresponding increase in demand for funds otherwise available for sale to the Company and in part to the loss of certain correspondent relationships to consolidation within the banking industry.

Investment in Securities

    The Company's total investment in securities was $1.48 billion at March 31, 1995, a decrease of approximately $50 million or 3.3% from the December 31, 1994 total of $1.53 billion. The average total investment securities portfolio outstanding declined $150 million between the first quarter of 1994 and the first quarter of 1995. Funds from maturing investments, particularly U. S. government agency securities and mortgage-backed securities, have been used to satisfy increased loan demand and deposit outflows.

    The mix of period-end and average investments has remained relatively stable, with U. S. Treasury and government agency securities, excluding mortgage-backed issues, representing approximately 80% of the totals. The weighted-average maturity of the overall portfolio of securities was 26 months at March 31, 1995 as compared with 30 months at March 31, 1994. As is shown in

                                Page 10 of 20 Pages

Table 1, the weighted-average taxable-equivalent portfolio yield for the first quarter of 1995 was 5.84%, an increase of 15 basis points from the 5.69% yield in the first quarter of 1994.

Asset Quality

    Overall asset quality has exhibited a trend of steady improvement over the past four years. As is shown in Table 2, this trend continued in the first quarter of 1995. Non-performing assets totalled $21.3 million at March 31, 1995, some $0.8 million or 3.6% below the $22.1 million total at year end 1994 and $18.5 million or 46% lower than the total from a year earlier. For the first quarter of 1995, the Company successfully recovered $2.6 million of previously charged-off loans. For the same period, the Company identified only $1.3 million of loans to be charged off. The Company was in a net recovery position of approximately $4.9 million in the first quarter of 1994 when recoveries totalled $6.4 million.

    The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. With the significant recoveries in the first quarter of 1994 and the continued improvement in overall asset quality, the Company was able to return $10 million of the reserve for possible loan losses to income in that quarter. No provision or reserve reduction was required for the first quarter of 1995. The reserve for possible loan losses represented 264% of non-performing loans at March 31, 1995. At year end 1994 this reserve coverage was 224%.

    Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. The net operating income from these property interests, primarily related to oil and gas royalties and real estate rentals, was approximately $45,000 for each of the first quarters of 1995 and 1994. No significant dispositions of these property interests were made during the year ended December 31, 1994 or the first three months of 1995. Future dispositions may result in the recognition of substantial gains.

Capital Adequacy

    The Company's regulatory capital ratios declined slightly between December 31, 1994 and March 31, 1995. This decline is attributable mainly to the acquisition of intangible assets as part of the purchase of the Mobile banking operations in February, 1995. Intangible assets generally must be deducted from both regulatory capital and risk-weighted assets before calculating regulatory capital ratios. Also contributing to this increase was the shift in the asset mix to loans which are generally assigned a risk-weighting higher than for investment securities in the capital ratio calculation.

    The Company's regulatory capital ratios are shown here compared to the minimums currently required for regulatory classification as a "well capitalized" institution. The regulatory capital ratios for the Banks were also well in excess of minimum requirements at March 31, 1995.

                                                                 Required for
                                  March 31,    December 31,    well-capitalized
                                    1995          1994            institution
                               ------------   ------------     ----------------
Tier 1 risk-based
    capital ratio                   19.56%         20.70%               6.00%

Total risk-based
    capital ratio                   20.83%         21.97%              10.00%

Tier 1 leverage
    capital ratio                    9.70%          9.84%               5.00%


                                Page 11 of 20 Pages

RESULTS OF OPERATIONS

Net Interest Income

    Taxable-equivalent net interest income for the first quarter increased $1.5 million or 5% over the same period in 1994. The net interest margin increased to 4.89% in 1995 from 4.51% in 1994. A combination of factors contributed to this increase, the components of which are detailed in Table 1.

    Taxable-equivalent interest income in 1995 increased by approximately $3.8 million or 9.1% over the first quarter of 1994. Loan interest income increased $5.7 million or 32% between these periods. Approximately 60% of this increase was driven by the $143 million growth in average loans outstanding, with the remaining portion driven by the rise in the effective yield on the Company's loan portfolio. Market interest rates generally rose throughout 1994, and bank prime rates increased a full 2.5 percentage points from the first quarter of 1994 to the first quarter of 1995. The effective yield on the Company's average loan portfolio, approximately 40% of which reprices with changes in prime, increased 1.12 percentage points over this same period.

    Taxable-equivalent interest income on investments securities in 1995 decreased $1.5 million or 6.2% compared to the first quarter of 1994, a decrease which is consistent with the $150 million reduction in the average investment in securities between these periods. The effective yield on the Company's investment securities portfolio is not as immediately responsive to rising market rates as are its loan yields. The effective portfolio yield was 5.84% for the first quarter of 1995 and 5.69% for the comparable period of 1994, an increase of 15 basis points.

    Interest expense increased approximately $2.3 million or 19% in 1995's first quarter as compared to the same period in 1994, despite a $125 million reduction in total interest-bearing liabilities outstanding between these periods. This increase reflects the impact of rising rates during 1994, the rate structures of the markets in which the Company has made acquisitions since the beginning of 1994, and a shift in the deposit mix toward core time deposits from other lower cost deposit categories, a shift which is also partly attributable to recent acquisitions. The overall cost of funds rate on interest-bearing liabilities was 3.23% for the first quarter of 1995 and 2.55% in 1994's first quarter, an increase of 68 basis points.

Other Income and Expense

    Non-interest income decreased from $9.0 million in the first quarter of 1994 to $8.1 million in 1995, a decrease of $0.9 million or 10%. Excluding a $1.5 million reduction in the net gain recognized on sales of OREO between these periods, non-interest income increased $0.6 million or 8.1% in 1995 over the first quarter of 1994. Income from service charges on deposit accounts, which accounted for approximately 52% of adjusted non-interest income in each of these quarters, increased 6.7% between 1994 and 1995, largely reflecting the impact of acquisitions. Fee income from credit card related operations and from services which support the international activities of the Company's customers also increased between these periods, reflecting both economic conditions as well as enhanced products and successful marketing efforts.

    Salaries and employee benefits expense totalled approximately $14.0 million for the first quarter of 1995 compared to $13.0 million for the first quarter of 1994, an increase of $1.0 million or 7.5%. The majority of this increase can be attributed to the new banking operations acquired in Baton Rouge and Mobile. The remainder of the 1995 increase resulted from merit pay increases and various employee and management incentives.


                                Page 12 of 20 Pages

    Excluding personnel-related expenses, non-interest expense increased $1.2 million or 10.4% between the first quarter of 1994 and 1995's first quarter. Acquisitions increased non-interest expense by approximately $0.6 million as compared to 1994, with the increase concentrated primarily in occupancy expense and the amortization of intangible assets. Enhancements to the Company's data processing systems and automation capabilities as well as expansion of its ATM network contributed to a $0.2 million or 21.8% increase for 1995 in the expense for furnishings and equipment. Taxes and insurance expense also increased approximately $0.2 million in 1995 as the Company's improved earnings and equity were added to the assessment base used to compute certain state ad valorem taxes.

Income Taxes

    Including the tax effect of reductions in the reserve for possible loan losses, the Company provided for income taxes at an overall effective rate of 31.5% for the first quarter of 1995 and a 33.1% rate for the comparable period of 1994. The effective rates in each period differ from the statutory rates of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.

Accounting Changes

    Effective  January 1, 1995,  the  Company  adopted  Statement  of  Financial
Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, which addresses the accounting by creditors for impairment of certain loans. The Company's reserve for possible loan losses at March 31, 1995 includes a measure of impairment related to those loans identified for evaluation under the new standard. This measurement is based on a comparison of the recorded investment in each impaired loan with either the expected cash flows discounted using the loan's original effective interest rate or, in the case of certain collateral-dependent loans, the fair value of the underlying collateral. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

                                Page 13 of 20 Pages

LIQUIDITY AND OTHER MATTERS

Liquidity

    The Company, WNB and WBA manage liquidity to ensure their ability to satisfy customer demand for credit, to fund deposit withdrawals, to meet operating and other corporate obligations, and to take advantage of investment opportunities, all in a timely and cost-effective manner. Traditionally, these liquidity needs have been met by maintaining a strong base of core deposits and by carefully managing the maturity structure of the investment portfolios. The funds provided by current operations and forecasts of loan repayments are also considered in the liquidity management process.

    The Banks enter into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, mainly as part of its services to correspondent banks and certain other customers. Neither the Company nor the Banks have had to access short or long term debt markets as part of liquidity management.

    Average core deposits, defined as all deposits other than time deposits of $100,000 or more, grew some $53 million or 2.4% to $2.15 billion in the first quarter of 1995 from $2.20 billion in 1994's first quarter. Core deposits comprised approximately 90% of total average deposits for both of these periods.

    As of March 31, 1995, approximately $350 million or 25% of the portfolio of investment securities held to maturity was scheduled to mature within one year. As addition $138 million of investment securities was classified as available for sale at the end of 1995's first quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

    The Banks had $658 million in unfunded loan commitments outstanding at March 31, 1995, an increase of $76 million from the level at December 31, 1994. Contingent obligations under letters of credit and financial guarantees decreased slightly between these dates to a total of $68 million at March 31, 1995. Available credit card lines were $30 million at this date, essentially unchanged from year end 1994. Draws under these financial commitments should not place any unusual strain on the Company's liquidity position.

                                Page 14 of 20 Pages

Table 1
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)
                                                                             First Quarter Ended March 31,
                                                             ------------------------------------------------------------
                                                                         1995                           1994
                                                             -----------------------------  -----------------------------
                                                              Average     Income/   Yield/    Average    Income/   Yield/
                                                              Balance     Expense   Rate      Balance    Expense   Rate
                                                             -----------------------------  -----------------------------
ASSETS
Loans (tax equivalent) (1),(2).............................. $1,064,678   $23,797   9.05 %    $921,564   $18,057   7.93 %
                                                             ------------------------------------------------------------
U. S. Treasury securities...................................   $991,162   $13,320   5.45 %    $970,891   $13,006   5.43 %
U.S. government agency securities...........................    230,287     3,354   5.83       361,925     4,680   5.17
Mortgage-backed securities (3)..............................    137,523     2,320   6.75       175,023     2,725   6.40
State and municipal securities
     (tax equivalent) (1)...................................    124,586     2,542   8.16       116,686     2,408   8.25
Corporate bonds and other securities........................     28,963       432   5.97        38,430       604   6.29
                                                             ------------------------------------------------------------
  Total investment in securities............................ $1,512,521   $21,968   5.84 %  $1,662,955   $23,423   5.69 %
                                                             ------------------------------------------------------------
Federal funds sold..........................................     30,377       444   5.93 %     113,218       883   3.16 %
                                                             ------------------------------------------------------------
  Total interest-earning assets............................. $2,607,576   $46,209   7.15 %  $2,697,737   $42,363   6.35 %
                                                             ------------------------------------------------------------

Cash and due from financial institutions....................    179,653                        192,658
Bank premises and equipment, net............................     64,846                         59,754
Other real estate owned, net................................      6,871                         16,000
Other assets................................................     76,193                         69,132
Reserve for possible loan losses............................    (35,567)                       (46,160)
                                                             ----------                     ----------
  Total assets.............................................. $2,899,572                     $2,989,121
                                                             ==========                     ==========

LIABILITIES
Savings deposits............................................   $484,496    $3,204   2.68 %    $562,928    $3,771   2.72 %
NOW and MMDA deposits.......................................    568,305     2,612   1.86       589,002     2,610   1.80
Time deposits...............................................    579,041     6,445   4.51       533,936     4,047   3.07
                                                             ------------------------------------------------------------
  Total interest-bearing deposits........................... $1,631,842   $12,261   3.05 %  $1,685,866   $10,428   2.51 %
                                                             ------------------------------------------------------------
Federal funds purchased and
  repurchase agreements.....................................    183,706     2,292   5.06 %     254,752     1,793   2.85 %
                                                             ------------------------------------------------------------
  Total interest-bearing liabilities........................ $1,815,548   $14,553   3.25 %  $1,940,618   $12,221   2.55 %
                                                             ------------------------------------------------------------
Demand deposits, non-interest-bearing.......................    753,668                        759,563
Other liabilities...........................................     27,346                         25,517
Shareholders' equity........................................    303,010                        263,423
  Total liabilities and shareholders'                        ----------                     ----------
     equity................................................. $2,899,572                     $2,989,121
                                                             ==========                     ==========
  Net interest income/margin
      (tax equivalent) (1)..................................              $31,656   4.89 %               $30,142   4.51 %
                                                                          =======   =====                =======   =====

(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for 1995 and 1994.
(2)  Average balance includes nonaccruing loans of $13,754 in 1995 and $31,456 in 1994.
(3)  Average balance includes unrealized gain (loss) on securities available for sale of ($5,887) in 1995 and $4,741 in
     1994. These amounts are excluded in calculating the yield.

                                Page 15 of 20 Pages

TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions, unaudited)

                                                                  1995              1994
                                                                 ------ --------------------------
                                                                   1st    4th    3rd    2nd    1st
                                                                 ------ --------------------------
    Reserve, beginning of quarter...........................     $34.4  $42.7  $41.4  $39.4  $44.5
    Balance acquired through acquisition....................       1.8      -      -      -      -
    Provision for possible loan losses:
        Expense of providing loss reserves..................         -      -      -      -      -
        Reduction of loss reserves..........................         -  (10.0)  (6.1)     -  (10.0)
    Loans charged off.......................................      (1.3)  (0.9)  (0.9)  (0.3)  (1.5)
    Recoveries..............................................       2.6    2.6    8.3    2.3    6.4
                                                                 ------ --------------------------
    Reserve, end of quarter.................................     $37.5  $34.4  $42.7  $41.4  $39.4
                                                                 ====== ==========================

TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions, unaudited)

                                                                  1995              1994
                                                                 ------ --------------------------
                                                                   1st    4th    3rd    2nd    1st
                                                                 ------ --------------------------
Non-performing loans                                             $14.2  $15.4  $17.5  $22.0  $26.4

Other real estate owned, net................................       7.1    6.7    7.4    7.4   13.4

Other foreclosed assets.....................................         -      -    0.1      -      -
                                                                 ------ --------------------------
Total non-performing assets.................................     $21.3  $22.1  $25.0  $29.4  $39.8
                                                                 ====== ==========================
Net gain on sales of OREO...................................      $0.3   $0.1   $0.3   $1.1   $1.8
                                                                 ====== ==========================
Reserve for possible
   loan losses as a percent of:
   Total non-performing loans ..............................       264%   224%   243%   188%   149%
   Total loans..............................................       3.4%   3.3%   4.1%   4.2%   4.0%

Non-performing loans as a percent of
   total loans..............................................      1.27%  1.45%  1.69%  2.22%  2.70%

Non-performing assets as a percent of
   total assets.............................................      0.72%  0.80%  0.87%  1.01%  1.28%

                                Page 16 of 20 Pages

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      (3) Exhibits:

                  Exhibit 3.1 - Copy  of  Composite  Charter,  incorporated   by
                  reference to the Company's March 31, 1993 Form 10-Q

                  Exhibit 3.2 - Copy of Bylaws, as amended, incorporated by reference to the Company's March 31, 1993 Form 10-Q

                  Exhibit 10.1 - Stock Option Agreement between Whitney Holding Corporation and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

                  Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's June 30, 1993 Form 10-Q

                  Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling, incorporated by reference to the Company's June 30, 1993 Form 10-Q

                  Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball, incorporated by reference to the Company's June 30, 1993 Form 10-Q

                  Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr., incorporated by reference to the Company's June 30, 1993 Form 10-Q

                  Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson, incorporated by reference to the Company's September 30, 1993 From 10-Q

                  Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May, effective December 13, 1993, incorporated by reference to the Company's 1993 Form 10-K

                  Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and John C. Hope, III, effective October 28, 1994, incorporated by reference to the Company's 1994 Form 10-K

                  Exhibit 10.9 - Long-term incentive program, incorporated by reference to the Company's 1991 Form 10-K

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

                                Page 17 of 20 Pages

                  Exhibit 10.13 - Directors' Compensation Plan, incorporated by reference to the Company's Proxy Statement dated March 24, 1994

                  Exhibit 27 - Financial Data Schedule

(b) No report on Form 8-K was required to be filed by the Registrant during the first quarter of 1995.

                                Page 18 of 20 Pages

                  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WHITNEY HOLDING CORPORATION
                                                      (Registrant)



Date:May 12, 1995                           By: /s/Edward B. Grimball
     ---------------                           ---------------------------
                                                Edward B. Grimball
                                                Executive Vice President &
                                                Chief Financial Officer



                                Page 19 of 20 Pages