Form 10-Q
period 1995-06-30
WHITNEY HOLDING CORP
filed 1995-08-14
CIK 106926

August 14, 1995







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                        In Re:  File Number 0-1026
                                ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended June 30, 1995.

                This filing is being effected by direct transmission to the Commission's EDGAR System.

                                                   Sincerely,


                                                   /s/ Edward B. Grimball
                                                   -----------------------------
                                                   Edward B. Grimball
                                                   Executive Vice President &
                                                   Chief Financial Officer
                                                   (504) 586-7570

EBG/drm

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from to


Commission file number 0-1026


                          WHITNEY HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                              Louisiana 72-6017893
           ------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization)
                        (I.R.S. Employer Identification No.)


              228 St. Charles Avenue, New Orleans, Louisiana 70130
            -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (504) 586-7272
            -----------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

The Company has only one class of common stock, of which 14,786,915 shares were outstanding on July 31, 1995.

An exhibit index appears on page 19.


                               Page 1 of 30 Pages


WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                           Page
Part I.  Financial Information

    Item 1. Financial Statements:
                  Consolidated Balance Sheets................................3
                  Consolidated Statements of Operations......................4
                  Consolidated Statements of Cash Flows......................5
                  Notes to Financial Statements..............................6

    Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................8


Part II.  Other Information

    Item 4. Submission of Matters to a Vote of Security Holders.............19
    Item 6. Exhibits and Reports on Form 8-K................................19

Signature...................................................................21

                               Page 2 of 30 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, unaudited)

                                                                                                        June 30,      December 31,
 ASSETS                                                                                                   1995            1994
                                                                                                                       (unaudited)
                                                                                                    -------------   -------------
 Cash and due from financial institutions.........................................................  $     162,284   $     196,850

 Investment in securities:
      Securities available for sale (at fair value)...............................................        138,120         137,335
      Securities held to maturity (fair value of $1,260,669 in 1995 and $1,350,581 in 1994).......      1,258,119       1,395,643

 Federal funds sold...............................................................................         64,650          17,600

 Loans............................................................................................      1,201,595       1,060,167
 Less reserve for possible loan losses............................................................         39,296          34,425
                                                                                                    -------------   -------------
    Loans, net....................................................................................      1,162,299       1,025,742

 Bank premises and equipment, net.................................................................         67,311          63,209
 Other real estate owned, net.....................................................................          6,031           6,685
 Accrued income receivable........................................................................         28,032          31,580
 Other assets.....................................................................................         52,438          38,013
                                                                                                    -------------   -------------

           TOTAL ASSETS...........................................................................  $   2,939,284   $   2,912,657
                                                                                                    =============   =============

 LIABILITIES

 Deposits:
      Non-interest-bearing demand deposits........................................................  $     801,701   $     768,811
      Interest-bearing deposits...................................................................      1,630,276       1,642,252
                                                                                                    -------------   -------------
          Total deposits..........................................................................      2,431,977       2,411,063

 Federal funds purchased and securities sold under repurchase agreements..........................        168,354         179,806

 Dividends payable................................................................................          2,953           2,488

 Other liabilities................................................................................         19,318          21,621
                                                                                                    -------------   -------------

           TOTAL LIABILITIES......................................................................  $   2,622,602   $   2,614,978
                                                                                                    -------------   -------------


 SHAREHOLDERS' EQUITY
 Common stock, no par value: 40,000,000 shares authorized, 15,373,739 shares issued and 14,768,185 shares outstanding in 1995, 15,242,505 shares issued
     and 14,634,701 shares outstanding in 1994....................................................  $       2,800   $       2,800

 Capital surplus..................................................................................         54,718          51,608

 Retained earnings................................................................................        266,293         256,041

 Net unrealized gain (loss) on securities available for sale, net of tax effect of $(128) in......
     1995 and $2,755 in 1994......................................................................            237          (5,118)
                                                                                                    -------------   -------------

           Total..................................................................................        324,048         305,331

 Treasury stock at cost, 605,554 shares in 1995 and 607,804
    shares in 1994, and unearned restricted stock compensation....................................          7,366           7,652
                                                                                                    -------------   -------------

           TOTAL SHAREHOLDERS' EQUITY.............................................................  $     316,682   $     297,679
                                                                                                    -------------   -------------
            TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY.............................................................  $   2,939,284   $   2,912,657
                                                                                                    =============   =============
The accompanying notes are an integral part of these financial statements.


                              Page 3 of 30 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per-share amounts, unaudited)                            FOR THE 3 MONTHS          FOR THE 6 MONTHS
                                                                                ENDED JUNE 30,             ENDED JUNE 30,
                                                                               1995          1994        1995           1994
                                                                         -------------------------- ---------------------------
INTEREST INCOME
Interest and fees on loans...............................................$     26,482 $      20,164 $      50,196 $      38,244
Interest and dividends on investments-
      U.S. Treasury and agency securities................................      16,067        18,264        32,741        35,954
      Mortgage-backed securities.........................................       2,262         2,610         4,582         5,335
      Obligations of states and political subdivisions...................       1,614         1,613         3,266         3,178
      Federal Reserve and corporate securities...........................         284           590           716         1,190
Interest on federal funds sold...........................................         527           601           971         1,484
                                                                         -------------------------- ---------------------------
            TOTAL........................................................$     47,236 $      43,842 $      92,472 $      85,385
                                                                         -------------------------- ---------------------------

INTEREST EXPENSE
Interest on deposits.....................................................$     13,562 $      11,219 $      25,823 $      21,647
Interest on federal funds purchased and securities
      sold under repurchase agreement....................................       2,565         1,734         4,857         3,527
                                                                         -------------------------- ---------------------------
            TOTAL........................................................$     16,127 $      12,953 $      30,680 $      25,174
                                                                         -------------------------- ---------------------------
Net interest income......................................................$     31,109 $      30,889 $      61,792 $      60,211
Provision for possible loan losses:
    Expense of providing loss reserves...................................      -             -             -             -
    Loss reserve reduction...............................................      -             -             -            (10,000)
                                                                         -------------------------- ---------------------------
Net interest income after provision for possible loan losses.............$     31,109 $      30,889 $      61,792 $      70,211
                                                                         -------------------------- ---------------------------

NON-INTEREST INCOME
Gain on sale of securities...............................................$          - $          44 $           - $          44
Other non-interest income................................................       7,983         8,275        16,118        17,323
                                                                         -------------------------- ---------------------------
            TOTAL........................................................$      7,983 $       8,319 $      16,118 $      17,367
                                                                         -------------------------- ---------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits...........................................$     13,663 $      13,355 $      27,665 $      26,385
Occupancy of bank premises, net..........................................       1,844         1,667         3,600         3,333
Other non-interest expenses..............................................      12,097        10,388        23,434        20,583
                                                                         -------------------------- ---------------------------
            TOTAL........................................................$     27,604 $      25,410 $      54,699 $      50,301
                                                                         -------------------------- ---------------------------
Income before income taxes...............................................$     11,488 $      13,798 $      23,211 $      37,277
Income tax expense.......................................................       3,358         4,324         7,052        12,086
                                                                         -------------------------- ---------------------------
Net income...............................................................$      8,130 $       9,474 $      16,159 $      25,191
                                                                         ========================== ===========================

Earnings per share                                                       $       0.55 $        0.65 $        1.10 $        1.74
                                                                         ========================== ===========================

Weighted average number of
   shares outstanding....................................................  14,762,579    14,555,041    14,734,538    14,503,929
                                                                         ========================== ===========================

The accompanying notes are an integral part of these financial statements.



                              Page 4 of 30 Pages


WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
                                                                                         For 6 Months Ended
                                                                                               June 30,
                                                                                       1995             1994
                                                                                ---------------------------------
Cash flows from operating activities:
   Net income...................................................................$         16,159 $         25,191
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation..............................................................           3,644            3,142
      Provision for (Reduction of) reserves for possible loan losses............               -          (10,000)
      Provision for losses on OREO and other problem assets.....................              55           (1,161)
      Amortization of intangible assets and unearned restricted stock
         compensation...........................................................           1,741            2,118
      Amortization of premiums and discounts on investment securities, net......           6,972            7,159
      Net gains on sales of OREO and other property.............................            (787)          (2,898)
      Gains on sales of securities..............................................               -              (44)
      Deferred tax expense (benefit)............................................            (476)           3,392
      Increase (Decrease) in accrued income taxes...............................          (1,203)          (1,729)
      (Increase) Decrease in accrued income receivable and other assets.........             227           (1,708)
      Increase (Decrease) in accrued expenses and other liabilities.............          (2,336)             232
                                                                                ---------------------------------
      Net cash provided by (used in) operating activities.......................$         23,996 $         23,694
                                                                                ---------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity...........$        156,968 $        650,476
   Proceeds from maturities of investment securities available for sale.........           7,460           30,240
   Proceeds from sales of investment securities held to maturity................               -           10,064
   Purchases of investment securities held to maturity..........................         (12,571)        (683,502)
   Purchases of investment securities available for sale........................               -          (10,100)
   Net (increase) decrease in loans.............................................         (93,281)          51,894
   Net (increase) decrease in federal funds sold................................         (27,297)         106,950
   Proceeds from sales of OREO and other property...............................           1,835           10,574
   Capital expenditures.........................................................          (4,937)          (2,322)
   Net cash (paid) received in business acquisition.............................          (3,695)          35,659
   Other........................................................................            (683)          (1,409)
                                                                                ---------------------------------
   Net cash provided by (used in) investing activities..........................$         23,799 $        198,524
                                                                                ---------------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits..............$         19,032 $        (54,158)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit...................................................        (125,963)        (132,378)
   Net increase (decrease) in certificates of deposit...........................          38,336          (11,458)
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements...............................................         (11,452)         (38,443)
   Exercise of stock options....................................................              32              213
   Sale of common stock under employee savings plan and dividend
      reinvestment plan.........................................................           3,087              171
   Dividends paid...............................................................          (5,433)          (4,094)
                                                                                ---------------------------------
   Net cash provided by (used in) financing activities..........................$        (82,361)$       (240,147)
                                                                                ---------------------------------

Net increase (decrease) in cash and cash equivalents............................$        (34,566)$        (17,929)
Cash and cash equivalents at the beginning of the period........................         196,850          187,447
                                                                                ---------------------------------
Cash and cash equivalents at the end of the period..............................$        162,284 $        169,518
                                                                                =================================
Interest income received........................................................$         96,020 $         85,872
                                                                                =================================
Interest expense paid...........................................................$         29,919 $         24,401
                                                                                =================================
Net federal income taxes paid...................................................$          8,720 $         10,423
                                                                                =================================

The accompanying notes are an integral part of these financial statements.


                              Page 5 of 30 Pages

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

    For the second quarter of 1995, the recorded investment in loans identified as impaired under SFAS No. 114 averaged approximately $9 million. The extent of impairment of these loans measured in accordance with SFAS No. 114 was approximately $0.5 million at June 30, 1995. This amount is included in the reserve for possible loan losses.



                               Page 6 of 30 Pages

(3)  BUSINESS ACQUISITION

    On February 17, 1995, Whitney Bank of Alabama, a newly formed state-chartered banking subsidiary of the Company, purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The assets acquired and deposits assumed totalled approximately $90 million, including $47 million in loans. The purchase price was approximately $12 million. Operating results from the date of acquisition are included in the accompanying consolidated statements of operations for 1995.


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


                               Page 7 of 30 Pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

    Whitney Holding Corporation earned $8.1 million for the second quarter of 1995, or $0.55 per share. For the second quarter of 1994, the Company earned $9.5 million or $0.65 per share. Year-to-date through June 30, 1995, the Company earned $16.2 million or $1.10 per share as compared to $18.7 million or $1.29 per share for the comparable period in 1994, excluding the after-tax effect of a $10 million reduction in the reserve for possible loan losses. The decrease in 1995 earnings for both the quarterly and year-to-date periods are a direct result of a reduction between 1994 and 1995 in the positive impact on the Company's operating results of successful problem asset resolutions during each period.


    The following compares the annualized return on average total assets and the return on average shareholders' equity for the three-month and six-month periods ended June 30, 1995 and 1994. Tax-effected loan loss reserve adjustments were not annualized in calculating these returns.

                                                           1995      1994
                                                          -----     -----
Return on average assets:
    Second quarter -
         Total return                                      1.11%     1.26%
    Year to date -
         Total return                                      1.12%     1.47%
         Return, before effect of reserve reduction        1.12%     1.26%

Return on average shareholders' equity:
    Second quarter -
         Total return                                     10.43%    13.85%

    Year to date -
         Total return                                     10.59%    16.43%
         Return, before effect of reserve reduction       10.59%    14.02%

    Non-performing assets continued their steady decrease of the past several years throughout the first six months of 1995. At June 30, 1995, non-performing assets were $19.5 million, down $2.6 million or approximately 12% from year end 1994, and down $9.9 million or 34% from June 30, 1994. The reserve for possible loan losses was $39.3 million on June 30, 1995, an amount which represented 292% of non-performing loans and 3.3% of total loans. At year end 1994, the reserve coverage was 224% of non-performing loans and 3.3% of total loans.

    Average earning assets for the quarter ended June 30, 1995 totalled $2.63 billion, an increase of $26.2 million or 1.0% from 1995's first quarter and a decrease of $80.1 million or 2.9% from the second quarter of 1994. The decrease between 1994 and 1995 reflects both the funding of a net deposit outflow that took place between these periods as rising market interest rates during 1994 attracted some deposit funds to higher yielding alternative investment instruments as well as the reduced availability of correspondent bank funding sources because of both industry consolidation and a general tightening in industry liquidity as economic conditions improved.



                               Page 8 of 30 Pages

    Average loans outstanding were $1.15 billion for the second quarter of 1995, an increase of $89.7 million or 8.4% over the first quarter of 1995 and $179 million or 18.3% over the second quarter of 1994. This loan growth is attributable both to strengthening loan demand in the Company's market areas as well as to the acquisition in Mobile, which added approximately $47 million to the Company's loan portfolios. At June 30, 1995, total loans outstanding were $1.20 billion, an increase of $141 million or 13.3% over the $1.06 billion of total loans outstanding at the end of 1994.

    Average total deposits in the second quarter of 1995 were $2.41 billion. This represents an increase of $24.4 million over 1995's first quarter and a decrease of $93.1 million from the second quarter of 1994. Excluding the deposits acquired in the Mobile transaction, second quarter 1995 average deposits declined slightly from the first quarter of the year, mainly as a result of seasonal fluctuations. The decrease in average deposits from 1994 reflects the rising market interest rates during 1994 which attracted some deposit funds to higher yielding alternative investment instruments.

    The growth in average loans outstanding in 1995 not related to acquisitions and the net deposit outflows were funded primarily from maturities of investment securities. The Company's average investment in securities totalled $1.45 billion for the second quarter of 1995, a decrease of $64.6 million or 4.3% from the first quarter of 1995 and $228 million from the second quarter of 1994. At June 30, 1995, the total investment in securities was $1.40 billion, a decrease of $137 million or 8.9% from year end 1994.

    On February 17, 1995, Whitney Bank of Alabama, a newly formed state-chartered banking subsidiary of the Company, purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The fair value of the tangible assets acquired totalled approximately $90 million, including $47 million in loans and $34 million in investment securities and federal funds sold. WBA assumed non-interest-bearing demand deposits of $14 million and interest-bearing transaction, savings and time deposits totalling $76 million. The purchase price was approximately $12 million. Operating results from the date of acquisition are included in the accompanying consolidated statements of operations for 1995.

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

    The Company declared cash dividends of $0.20 per share for each of the first two quarters of 1995. This represents an increase of 18% over the $0.17 per share dividend declared for the fourth quarter of 1994 and a 33% increase over the $0.15 per share dividend in each of 1994's first two quarters.



                               Page 9 of 30 Pages

FINANCIAL CONDITION

Loans

    With continued improvement of economic conditions in the Company's market area, which is primarily southern Louisiana and Mississippi and, most recently, southern Alabama, together with a more aggressive effort to market the Banks' retail and commercial loan products, the Company experienced growth in average loans outstanding of $161 million or 17.0% for the first six months of 1995 when compared to the same period of 1994 and $179 million or 18.3% for the second quarter of 1995 when compared to 1994's second quarter. The Baton Rouge acquisition in March, 1994 and the Mobile acquisition in February, 1995 also contributed to the growth in average loans.

    Total loans outstanding of $1.20 billion at June 30, 1995 were $141 million above the total outstanding at year end 1994 and $207 million above the total of a year earlier. During 1994, the Company expanded its lending resources, market areas and loan products, and management expects to continue these efforts in 1995 as the Banks compete to place high quality credits in the communities they serve.

Deposits and Short-Term Borrowings

    The Company's average total deposits outstanding decreased $93.1 million to $2.41 billion in the second quarter of 1995 as compared to $2.50 billion in the second quarter of 1994, despite the impact of the Mobile acquisition. For the first six months of 1995 average total deposits decreased $76.6 million from the same period in 1994. As is shown in Table 1, total average lower cost deposits, particularly regular savings deposits and NOW and MMDA deposits, decreased $145 million for the quarter and $125 million year to date in 1995. These decreases reflect a typical customer response to the higher-rate investment alternatives that became available during the past year. Average time deposits, which includes both core deposits and certificates of deposit of $100,000 and over, increased $51.9 million for the second quarter of 1995 and $48.5 million year to date when compared to the same periods in 1994. Core certificates of deposit of under $100,000 exhibited the most significant growth within the time deposit category. The growth in time deposits is consistent with the expected impact of the Mobile transaction.

    The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending facilities and part of the Company's services to correspondent banks and other customers. For the quarter and six months ended June 30, 1995, average short-term borrowings decreased $24.2 million and $49.8 million, respectively, when compared to the same periods in 1994. These decreases can be attributed in part to improved economic conditions and a corresponding increase in demand for funds that would otherwise be available for sale to the Company and in part to the loss of certain correspondent relationships to consolidation within the banking industry.

Investment in Securities

    The Company's total investment in securities was $1.40 billion at June 30, 1995, a decrease of approximately $137 million or 8.9% from the December 31, 1994 total of $1.53 billion. The average total investment securities portfolio outstanding declined $228 million for the second quarter of 1995 and $189 million for the first six months of the year when compared to the same periods in 1994. Funds from maturing investments, particularly U. S. Treasury and government agency securities and mortgage-backed securities, have been used to satisfy increased loan demand and deposit outflows.


                              Page 10 of 30 Pages

    The mix of period-end and average investments has remained relatively stable, with U.S. Treasury and government agency securities, excluding mortgage-backed issues, representing approximately 81% of the totals. The weighted-average maturity of the overall portfolio of securities was 24.5 months at June 30, 1995 as compared with 30 months at June 30, 1994. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yield was 5.83% for both the second quarter and first six months of 1995, a modest increase of from 11 to 12 basis points over the yields in the comparable periods of 1994.

Asset Quality

    Overall asset quality has exhibited a trend of steady improvement over the past four years. As is shown in Table 2, this trend continued during the first six months of 1995. Non-performing assets totalled $19.5 million at June 30, 1995, which was $2.6 million or approximately 12% below the $22.1 million total at year end 1994 and $9.9 million or 34% lower than the total from a year earlier. For the first six months of 1995, the Company recovered $5.4 million of previously charged-off loans. For the same period, the Company identified only $2.3 million of loans to be charged off, resulting in a net recovery of $3.1 million year to date through June 30, 1995. The Company was in a net recovery position of approximately $6.9 million for the first six months of 1994, with recoveries of $8.7 million offset by identified charge-offs of only $1.8 million.

    The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. With the significant recoveries in the first quarter of 1994 and the continued improvement in overall asset quality, the Company was able to return $10 million of the reserve for possible loan losses to income in that quarter. No provision or reserve reduction was required for the second quarter of 1994 or for the first six months of 1995. The reserve for possible loan losses represented 292% of non-performing loans at June 30, 1995. At year end 1994 this reserve coverage was 224%.

    Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. The operating income from these property interests, which include mineral rights and real estate, was approximately $83,000 for the first six months of 1995 and $94,000 for the same period in 1994. No significant dispositions of these property interests were made during the year ended December 31, 1994 or the first six months of 1995. Future dispositions may result in the recognition of substantial gains.

Capital Adequacy

    The Company's risk-based regulatory capital ratios declined slightly between December 31, 1994 and June 30, 1995. This decline is attributable mainly to the acquisition of intangible assets as part of the purchase of the Mobile banking operations in February, 1995. Intangible assets generally must be deducted from both regulatory capital and risk-weighted assets before calculating regulatory capital ratios. Also contributing to this decrease was the shift in the asset mix to loans which are generally assigned a risk-weighting higher than for investment securities in the capital ratio calculation.






                              Page 11 of 30 Pages

    The Company's regulatory capital ratios are shown here compared to the minimums currently required for regulatory classification as a "well capitalized" institution. The regulatory capital ratios for the Banks were also well in excess of minimum requirements at June 30, 1995.

                                                           Required for
                         June 30,         December 31,   well-capitalized
                           1995              1994          institution
                       ------------      -------------   ---------------
Tier 1 risk-based
    capital ratio         18.62%            20.70%            6.00%

Total risk-based
    capital ratio         19.89%            21.97%           10.00%

Tier 1 leverage
    capital ratio          9.93%             9.84%            5.00%

                              Page 12 of 30 Pages

RESULTS OF OPERATIONS

Net Interest Income

    Taxable-equivalent net interest income for the second quarter of 1995 was virtually unchanged from the same period of 1994, increasing $125,000 or 0.4%. For the first six months of 1995, taxable-equivalent net interest income increased $1.6 million or 2.6% over the comparable 1994 period. The current year taxable-equivalent net interest margin has increased over the prior year both in the second quarter, to 4.87% from 4.71%, and for the year-to-date period, to 4.88% from 4.61%. A combination of factors contributed to these increases, the components of which are detailed in Table 1.

    Taxable-equivalent loan interest income increased $6.2 million or 31% for the second quarter and $11.9 million or 31% for the first six months of 1995 when compared to 1994. Approximately 60% of the year-to-date increase was driven by the $161 million growth in average loans outstanding, with the remaining portion driven by the rise in the effective yield on the Company's loan portfolio. Market interest rates generally rose throughout 1994, and bank prime rates increased approximately 2.0 percentage points from the first six months of 1994 to the same period in 1995. The effective yield on the Company's average loan portfolio, approximately 40% of which reprices with changes in prime, increased approximately 1.0 percentage point over this same period. Included in loan interest income and in the effective yield calculation is interest recognized as cash payments are received on certain nonaccrual loans or as workout efforts on nonaccrual loans yield results in excess of previous expectations. Interest recognized on nonaccrual loans for the first six months of 1995 decreased $1.6 million from 1994.

    Taxable-equivalent interest income on investment securities in 1995's second quarter decreased $2.9 million or 11.9% from the second quarter of 1994. For the first six months of 1995, the decrease in investment interest income was $4.3 million or 9.1% from 1994. These decreases are consistent with the reductions in the average investment in securities outstanding between 1994 and 1995, which totalled $228 million for the quarter and $189 million for the year-to-date period. Because of its maturity structure, the effective yield on the Company's investment securities portfolio is not as immediately responsive to rising market rates as are its loan yields. The effective portfolio yield was 5.83% for the second quarter of 1995 as well as for the year-to-date period, an increase of approximately 11 basis points over the yields for the comparable periods in 1994.

    Interest expense increased approximately $3.2 million or 24% in 1995's second quarter as compared to the second quarter of 1994. Year-to-date interest expense through June 30, 1995 also increased over the comparable 1994 period, by $5.5 million or 22%. The increased expense in 1995 came despite a decrease from 1994 in average interest-bearing liabilities outstanding of $117 million in the second quarter and $123 million for the year-to-date period. The increases reflect the impact of rising rates during 1994, the rate structures of the markets in which the Company has made acquisitions since the beginning of 1994, and a shift in the deposit mix toward core time deposits from other lower cost core deposit categories, a shift which is also partly attributable to recent acquisitions. The overall cost of funds rate on interest-bearing liabilities was 3.55% for the second quarter of 1995 and 3.40% year to date. This represents increases over 1994 cost of funds rates of 87 basis points for the quarter and 78 basis points year to date.






                              Page 13 of 30 Pages

Other Income and Expense

    Total non-interest income decreased from $8.3 million in the second quarter of 1994 to $8.0 million in 1995. Excluding the net gain recognized on sales of OREO in each of these periods, which totalled $0.5 million in 1995 and $1.1 million in 1994, non-interest income increased $0.3 million or 3.7% in 1995 over the second quarter of 1994. Excluding year-to-date net gains on OREO sales of $0.8 million in 1995 and $2.9 million in 1994, non-interest income for the first six months of 1995 increased approximately $0.9 million or 6.0%, to $15.4 million from $14.5 million for the first six months of 1994.

    Income from service charges on deposit accounts, which accounted for more than half of adjusted non-interest income in each of these quarterly and year-to-date periods, decreased slightly between the second quarter of 1994 and 1995, largely as a result of increases in the earnings credit rate applied to business account balances. Year-to-date income from service charges on deposit accounts in 1995 showed a modest increase from 1994, primarily reflecting the impact of bank acquisitions. Fee income from credit card related operations, automated teller services, and from services which support the international activities of the Company's customers increased from 1994 to 1995 for both the quarterly and year-to-date periods, reflecting both economic conditions as well as the successful marketing of existing and new banking products and services.

    Salaries and employee benefits expense totalled approximately $13.7 million for the second quarter of 1995 compared to $13.4 million for the second quarter of 1994, an increase of $0.3 million or 2.3%. This increase is largely attributable to the new banking operations acquired in Mobile. The impact of acquisitions and regular merit pay increases on salaries and employee benefits expense was partially offset by reductions in certain management incentives. Year to date, there was an increase in this expense category of $1.3 million or 4.9% for 1995. The same factors contributed to both the year-to-date and quarterly increases.

    Non-interest expense, other than personnel-related expenses, increased $1.9 million in the second quarter of 1995 and $3.1 million for the first six months when compared to the same periods in 1994. For the second quarter and first six months of 1994, the Company was in a net recovery position with respect to provisions for losses on OREO and other problem assets, while in 1995 there was essentially no net provision. Excluding the effect of the net recovery in 1994, the total increase in expenses between 1994 and 1995 was $0.6 million or 4.7% for the second quarter and $1.9 million or 7.6% for the year-to-date period.

    Acquisitions added approximately $0.7 million to these non-interest expenses for the second quarter of 1995 and $1.3 million for the year-to-date period, with the increases concentrated primarily in occupancy expense, marketing expense,  and  the  amortization  of  intangible  assets.  Enhancements  to  the
Company's  data  processing  systems  and  automation  capabilities  as  well as expansion of its ATM network contributed to a $0.4 million increase for the first six months of 1995 in the expense for furnishings and equipment. Taxes and insurance expense increased approximately $0.5 million for the year-to-date period in 1995 as the Company's earnings and improved equity were added to the assessment base used to compute certain state ad valorem taxes. For the second quarter and first six months of 1995, the amortization expense related to intangible assets acquired before 1994 decreased $0.6 million and $1.0 million, respectively, when compared to the previous year. The net expense of maintaining and operating OREO also decreased between 1994 and 1995 for both the second quarter and six-month periods, with the year-to-date decrease totalling approximately $0.5 million.



                              Page 14 of 30 Pages

Income Taxes

    Including the tax effect of reductions in the reserve for possible loan losses, the Company provided for income taxes at an overall effective rate of 30.4% for the first half of 1995 compared to 32.4% for the comparable period of 1994. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.

Accounting Changes

    Effective  January 1, 1995,  the  Company  adopted  Statement  of  Financial
Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, which addresses the accounting by creditors for impairment of certain loans. The Company's reserve for possible loan losses at June 30, 1995 includes a measure of impairment related to those loans identified for evaluation under the new standard. This measurement is based on a comparison of the recorded investment in each impaired loan with either the expected cash flows discounted using the loan's original effective interest rate or, in the case of certain collateral-dependent loans, the fair value of the underlying collateral. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

                              Page 15 of 30 Pages

LIQUIDITY AND OTHER MATTERS

Liquidity

    The Company, WNB and WBA manage their liquidity positions to ensure their ability to satisfy customer demand for credit, to fund deposit withdrawals, to meet operating and other corporate obligations, and to take advantage of investment opportunities, all in a timely and cost-effective manner. Traditionally, these liquidity needs have been met by maintaining a strong base of core deposits and by carefully managing the maturity structure of the investment portfolios. The funds provided by current operations and forecasts of loan repayments are also considered in the liquidity management process.

    The Banks enter into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, mainly as part of their services to correspondent banks and certain other customers. Neither the Company nor the Banks have made access to the short or long term debt markets a part of liquidity management.

    Average core deposits, defined as all deposits other than time deposits of $100,000 or more, decreased some $108 million or 4.8% to $2.15 billion in the second quarter of 1995 from $2.26 billion in 1994's second quarter. Core deposits comprised approximately 90% of total average deposits for both of these periods.

    As of June 30, 1995, approximately $350 million or 28% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $138 million of investment securities was classified as available for sale at the end of 1995's second quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

    The Banks had $834 million in unfunded loan commitments outstanding at June 30, 1995, an increase of $252 million from the level at December 31, 1994.
Contingent obligations under letters of credit and financial guarantees decreased slightly between these dates to a total of $70 million at June 30, 1995. Available credit card lines were $31 million at June 30, 1995, slightly above the level at year end 1994. Draws under these financial commitments should not place any unusual strain on the Company's liquidity position.

                              Page 16 of 30 Pages

TABLE 1.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)
                    SECOND QUARTER ENDED JUNE 30,                           SIX MONTHS ENDED JUNE 30,
                    ----------------------------------------------------------------------------------------------------------------
                    |1995                       |1994                       |1995                       |1994
                      Average   Income/ Yield/  Average   Income/ Yield/  Average    Income/ Yield/  Average     Income/ Yield/
                      Balance   Expense Rate    Balance   Expense Rate    Balance    Expense Rate    Balance     Expense Rate
                    ----------------------------------------------------------------------------------------------------------------
ASSETS
Loans (tax
  equivalent)(1)....$1,154,389  $26,551 9.22%   $975,666  $20,328 8.35%  $1,110,081  $50,331 9.14%    $948,763   $38,386 8.15%

U. S. Treasury
  securities........  $965,186  $13,070 5.43% $1,030,646  $13,760 5.36%    $978,297  $26,389 5.44%  $1,000,934   $26,770 5.39%
U.S. government
  agency securities.   201,864    2,997 5.94     324,056    4,504 5.56      215,997    6,352 5.88      342,886     9,184 5.36
Mortgage-backed
  securities (3)....   137,900    2,261 6.46     161,744    2,610 6.39      137,712    4,582 6.47      168,347     5,335 6.40
State and municipal
  securities (tax
   equivalent) (1)..   121,069    2,483 8.20     121,520    2,482 8.17      122,818    5,025 8.18      119,116     4,890 8.21
Corporate bonds and
  other securities..    21,928      285 5.20      38,415      590 6.14       25,426      716 5.63       38,423     1,190 6.19

                    ----------------------------------------------------------------------------------------------------------------
  Total investment
     in securities..$1,447,947  $21,096 5.83% $1,676,381  $23,946 5.72%  $1,480,250  $43,064 5.83%  $1,669,706   $47,369 5.71%
                    ----------------------------------------------------------------------------------------------------------------

Federal funds sold..    31,480      527 6.72%     61,861      601 3.90%      28,312      971 6.92%      87,397     1,484 3.42%
Interest-bearing
   deposits.........         -        -    -           -        -    -            -        -    -            -         -    -
                    ----------------------------------------------------------------------------------------------------------------
  Total interest-
   earning assets...$2,633,816  $48,174 7.33% $2,713,908  $44,875 6.62%  $2,618,643  $94,366 7.24%  $2,705,866   $87,239 6.49%
                    ----------------------------------------------------------------------------------------------------------------

Cash and due from
   financial
   institutions.....   177,958                   190,417                    178,546                    191,531
Bank premises and
  equipment, net....    67,262                    63,128                     66,061                     61,450
Other real estate
  owned, net........     6,960                    11,678                      6,849                     13,827
Other assets........    84,642                    74,144                     80,453                     71,477
Reserve for possible
  loan losses.......   (38,356)                  (40,431)                   (36,969)                   (43,225)
                    ----------------------------------------------------------------------------------------------------------------
  Total assets......$2,932,282                $3,012,844                 $2,913,583                 $3,000,926
                    ==========                ==========                 ==========                 ==========


LIABILITIES
Savings deposits....  $465,721   $3,110 2.68%   $554,694   $3,724 2.69%    $475,057   $6,314 2.68%    $558,789     $7,495 2.70%
NOW and MMDA
  deposits..........   547,391    2,637 1.93     603,381    2,703 1.80      557,790    5,249 1.90      596,232      5,313 1.80
Time deposits.......   627,360    7,815 5.00     575,496    4,792 3.34      603,332   14,260 4.77      554,831      8,839 3.21
                    ----------------------------------------------------------------------------------------------------------------
  Total interest-
     bearing
     deposits.......$1,640,472  $13,562 3.32% $1,733,571  $11,219 2.60%  $1,636,179  $25,823 3.18%  $1,709,852    $21,647 2.55%
                    ----------------------------------------------------------------------------------------------------------------

Federal funds
  purchased and
  repurchase
  agreements........   183,939    2,565 5.59%    208,114    1,734 3.34%     181,525    4,857 5.40%     231,305      3,527 3.07%
                    ----------------------------------------------------------------------------------------------------------------
  Total interest-
     bearing
     liabilities....$1,824,411  $16,127 3.55% $1,941,685  $12,953 2.68%  $1,817,704  $30,680 3.40%  $1,941,157    $25,174 2.62%
                    ----------------------------------------------------------------------------------------------------------------

Demand deposits,
  non-interest-
  bearing...........   769,440                   769,459                    761,505                    764,446
Other liabilities...    25,850                    27,418                     26,555                     26,406
Shareholders' equity   312,581                   274,282                    307,819                    268,917
  Total liabilities ----------------------------------------------------------------------------------------------------------------
     shareholders'
     equity.........$2,932,282                $3,012,844                 $2,913,583                 $3,000,926
                    ==========                ==========                 ==========                 ==========

  Net interest
     income/margin
     (tax
      equivalent)(1)            $32,047 4.87%             $31,922 4.71%              $63,686 4.88%                $62,065 4.61%
                                =============             =============              =============                =============

(1) Tax equivalent  amounts are calculated  using a marginal  federal income tax rate of 35%.
(2) Average balance includes nonaccruing loans of $13,411 and $24,473 for the second quarters and $13,806  and $27,975  for  the six month periods in 1995 and 1994, respectively.
(3) Average  balance  includes unrealized  gain (loss) on securities available  for sale of ($2,005)  and ($1,548)  for  the  second quarters and periods in 1995 and 1994 respectively.  These gains (losses) are excluded in calculatng yields.

                              Page 17 of 30 Pages

TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions, unaudited)

                                                  1995                 1994
                                              ------------- ---------------------------
                                                2nd    1st    4th    3rd    2nd    1st
                                              ------------- ---------------------------
    Reserve, beginning of quarter............ $37.5  $34.4  $42.7  $41.4  $39.4  $44.5
    Balance acquired through acqisition......     -    1.8      -      -      -      -
    Provision for possible loan lossses:
        Expense of providing loss reserves...     -      -      -      -      -      -
        Reduction of loss reserves...........     -      -  (10.0)  (6.1)     -  (10.0)
    Loans charged off........................  (1.0)  (1.3)  (0.9)  (0.9)  (0.3)  (1.5)
    Recoveries...............................   2.8    2.6    2.6    8.3    2.3    6.4
                                             ------------- ---------------------------
    Reserve, end of quarter.................. $39.3  $37.5  $34.4  $42.7  $41.4  $39.4
                                             ============= ===========================

TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions, unaudited)

                                     1995                 1994
                                             ------------- ---------------------------
                                                2nd    1st    4th    3rd    2nd    1st
                                             ------------- ---------------------------
Non-performing loans........................ $13.5  $14.2  $15.4  $17.5  $22.0  $26.4

Other real estate owned, net................   6.0    7.0    6.7    7.4    7.4   13.4

Other foreclosed assets.....................     -      -      -    0.1      -      -
                                             ------------- ---------------------------
Total non-performing assets................. $19.5  $21.3  $22.1  $25.0  $29.4  $39.8
                                             ============= ===========================

Net gain on sales of OREO...................  $0.5   $0.3   $0.1   $0.3   $1.1   $1.8
                                             ============= ===========================

Reserve for possible loan losses as a percent of:
   Total non-performing loans...............   292%   264%   224%   243%   188%   149%
   Total loans..............................   3.3%   3.4%   3.3%   4.1%   4.2%   4.0%

Non-performing loans as a percent of
   total loans............................... 1.12%  1.27%  1.45%  1.69%  2.22%  2.70%

Non-performing assets as a percent of
   total assets.............................. 0.66%  0.72%  0.80%  0.87%  1.01%  1.28%



                              Page 18 of 30 Pages

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders of Whitney Holding Corporation was held on April 26, 1995, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section (14)a of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

               All of management's nominees for directors as listed in the proxy statement were elected. The votes for each nominee are set forth below:

                                           Shares
                                           Voted                    Shares
                                            For                    Withheld

         Joel B. Bullard, Jr.            12,360,566                 67,376
         Angus R. Cooper, II             12,370,711                 57,231
         Robert E. Howson                12,369,714                 58,228
         John J. Kelly                   12,369,736                 58,206
         William L. Marks                12,368,854                 59,089
         Warren K. Watters               12,359,692                 68,250

               The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

               Shares                       Shares
               Voted                        Voted                   Shares
                FOR                        AGAINST                ABSTAINING
           12,362,542                      13,509                 51,892


Item 6.  Exhibits and Reports on Form 8-K

(a) (3) Exhibits:

                  Exhibit 3.1 - Copy of Composite Charter, incorporated by reference to the Company's March 31, 1993 Form 10-Q

                  Exhibit  3.2 - Copy of Bylaws,  as  amended, March 1994

                  Exhibit 10.1 - Stock Option Agreement between Whitney Holding Corporation and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

                  Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's June 30, 1993 Form 10-Q

                              Page 19 of 30 Pages

                  Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling, incorporated by reference to the Company's June 30, 1993 Form 10-Q

                  Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball, incorporated by reference to the Company's June 30, 1993 Form 10-Q

                  Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr., incorporated by reference to the Company's June 30, 1993 Form 10-Q

                  Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson, incorporated by reference to the Company's September 30, 1993 From 10-Q

                  Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May, effective December 13, 1993, incorporated by reference to the Company's 1993 Form 10-K

                  Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and John C. Hope, III, effective October 28, 1994, incorporated by reference to the Company's 1994 Form 10-K

                  Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr., effective July 26, 1995

                  Exhibit 10.10 - Long-term incentive program, incorporated by reference to the Company's 1991 Form 10-K

                  Exhibit 10.11 - Executive compensation plan, incorporated by reference to the Company's 1991 Form 10-K

                  Exhibit 10.12 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers, incorporated by reference to the Company's June 30, 1992 Form 10-Q

                  Exhibit 10.13 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers, incorporated by reference to the Company's June 30, 1992 Form 10-Q

                  Exhibit 10.14 - Directors' Compensation Plan, incorporated by reference to the Company's Proxy Statement dated March 24, 1994

                  Exhibit 27 - Financial Data Schedule

(b) No report on Form 8-K was required to be filed by the Registrant during the second quarter of 1995.

                              Page 20 of 30 Pages

                  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WHITNEY HOLDING CORPORATION
                                                     (Registrant)



Date:    August 14, 1995                By: /s/ Edward B. Grimball
     -------------------------             -------------------------------------
                                              Edward B. Grimball
                                              Executive Vice President &
                                              Chief Financial Officer



                              Page 21 of 30 Pages

Exhibit 3.2
                                    BY-LAWS
                                       OF
                          WHITNEY HOLDING CORPORATION

Section 1. Meetings of the Board of Directors of this corporation may be held by means of conference telephone or similar communications equipment.

Section 2. A. Without limiting in any way the indemnification by the corporation of persons as provided in its charter and the existing applicable law, the corporation shall have authority to indemnify persons in accordance with Louisiana Revised Statutes 12:83 as it may from time to time become amended, supplemented or replaced.

B. The corporation shall have authority to procure or maintain insurance or other similar arrangement in accordance with Louisiana Revised Statutes 12:83(F) and (G) as they may from time to time become amended, supplemented or replaced.

Section 3. The Company may issue stock certificates signed by the Chief Executive Officer and Secretary of the Company. In addition to the Chief
Executive Officer and Secretary of the Company, the President, any Vice President and any Assistant Secretary, respectively, of the Company may sign the Company's stock certificates. The company may issue stock certificates bearing the facsimile signatures of the Company's Chief Executive Officer and Secretary, provided such certificates are countersigned by Whitney National Bank, Trust Department, as transfer agent for the Company's stock.

Section 4. There shall be a standing committee of this Corporation, appointed by the Board, to be known as the Executive Committee, consisting of the Chairman of the Board, the President, and such other Directors as may be appointed from time to time, each to serve a 12 month term, four (4) members of which shall constitute a quorum for the transaction of business. This committee shall have power to direct and transact all business of the Corporation, which properly might come before the Board of Directors, except such as the Board only, by law, is authorized to perform. The Executive Committee shall report its actions in writing at each regular meeting of the Board of Directors, which shall approve or disapprove the report and record such action in the minutes of the meeting.


                              Page 22 of 30 Pages

Exhibit 10.9
                          WHITNEY HOLDING CORPORATION
                                      and
                             WHITNEY NATIONAL BANK

                              EXECUTIVE AGREEMENT


      THIS AGREEMENT (the "Agreement") is made by and between WHITNEY HOLDING CORPORATION, a corporation organized and existing under the laws of the State of Louisiana (the "Holding Corporation"), WHITNEY NATIONAL BANK, a financial institution organized and existing under the laws of the United States (the "Bank"), and ROBERT C. BAIRD, JR. (the "Executive").

        WHEREAS, the Executive is presently employed by each of the Holding Corporation and the Bank as a EXECUTIVE VICE PRESIDENT.

        NOW, THEREFORE, effective July 26, 1995, the Holding Corporation, the Bank and the Executive agree as follows:

                                   SECTION I
                                  DEFINITIONS

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


                              Page 23 of 30 Pages

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

        b. The Federal Deposit Insurance Corporation or any other regulatory agency negotiates and implements a plan for the merger, transfer of assets and liabilities, reorganization, and/ or liquidation of the Bank;

        c. Either of the Holding Corporation or the Bank is merged into another corporate entity or consolidated with one or more corporations, other than a wholly-owned subsidiary of the Holding Corporation;

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

                              Page 24 of 30 Pages

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


                                   SECTION II
                       TERMINATION RIGHTS AND OBLIGATIONS

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

                              Page 25 of 30 Pages

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

                              Page 26 of 30 Pages

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

                              Page 27 of 30 Pages

                                  SECTION III
                                 MISCELLANEOUS

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

                              Page 28 of 30 Pages

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


EXECUTIVE                                  WHITNEY NATIONAL BANK AND
                                           WHITNEY HOLDING CORPORATION


/s/ Robert C. Baird, Jr.                       /s/ Robert E. Howson
---------------------------                ------------------------------------
Date: July 26, 1995                     By:    Robert E. Howson
                                               Title: Director & Chairman
                                               Compensation Committee of the
                                               Board of Directors

                                               Date: July 26, 1995

                              Page 29 of 30 Pages