Form 10-Q
period 1995-09-30
WHITNEY HOLDING CORP
filed 1995-11-13
CIK 106926

                            November 13, 1995







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026
                                                              ------------------

Gentlemen:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended September 30, 1995.

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

For the quarterly period ended September 30, 1995

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to___________________________

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


              228 St. Charles Avenue, New Orleans, Louisiana 70130
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                  (Zip Code)


                               (504) 586-7272
         --------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

The Company has only one class of common stock, of which 14,847,422 shares were outstanding on October 31, 1995.

An exhibit index appears on page 17.


                             Page 1 of 20 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                            Page
Part I.  Financial Information

    Item 1. Financial Statements:
                  Consolidated Balance Sheets..................................3
                  Consolidated Statements of Operations........................4
                  Consolidated Statements of Cash Flows........................5
                  Notes to Financial Statements................................6

    Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8


Part II.  Other Information

    Item 6. Exhibits and Reports on Form 8-K..................................17

Signature.....................................................................19

                             Page 2 of 20 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)


                                                                                                      September 30,   December 31,
 ASSETS                                                                                                   1995           1994
                                                                                                      -------------   ------------
                                                                                                       (unaudited)
 Cash and due from financial institutions..........................................................       $175,568       $196,850

 Investment in securities:
      Securities available for sale (at fair value)................................................        131,669        137,335
      Securities held to maturity (fair value of $1,240,961 in 1995 and $1,350,581 in 1994)........      1,237,348      1,395,643

 Federal funds sold................................................................................         11,300         17,600

 Loans.............................................................................................      1,259,609      1,060,167
 Less reserve for possible loan losses.............................................................         34,112         34,425
                                                                                                      -------------   ------------
    Loans, net.....................................................................................      1,225,497      1,025,742

 Bank premises and equipment, net..................................................................         69,248         63,209
 Other real estate owned, net......................................................................          5,136          6,685
 Accrued income receivable.........................................................................         29,086         31,580
 Other assets......................................................................................         53,910         38,013
                                                                                                      -------------   ------------

           TOTAL ASSETS............................................................................     $2,938,762     $2,912,657
                                                                                                      =============   ============

 LIABILITIES

 Deposits:
      Non-interest-bearing demand deposits.........................................................       $791,442       $768,811
      Interest-bearing deposits....................................................................      1,633,787      1,642,252
                                                                                                      -------------   ------------
          Total deposits...........................................................................      2,425,229      2,411,063

 Federal funds purchased and securities sold under repurchase agreements..........................         157,886        179,806

 Dividends payable.................................................................................          2,966          2,488

 Other liabilities.................................................................................         23,154         21,621
                                                                                                      -------------   ------------

           TOTAL LIABILITIES.......................................................................     $2,609,235     $2,614,978
                                                                                                      -------------   ------------


 SHAREHOLDERS' EQUITY
 Common stock, no par value: 40,000,000 shares authorized, 15,396,964 shares issued and 14,832,410 shares outstanding in 1995, 15,242,505 shares issued
     and 14,634,701 shares outstanding in 1994.....................................................         $2,800         $2,800

 Capital surplus...................................................................................         56,164         51,608

 Retained earnings.................................................................................        278,507        256,041

 Net unrealized gain (loss) on securities available for sale, net of tax effect of $(9) in.........
     1995 and $2,755 in 1994.......................................................................             16         (5,118)
                                                                                                      -------------   ------------

           Total...................................................................................        337,487        305,331

 Treasury stock at cost, 564,554 shares in 1995 and 607,804
    shares in 1994, and unearned restricted stock compensation.....................................          7,960          7,652
                                                                                                      -------------   ------------

           TOTAL SHAREHOLDERS' EQUITY..............................................................       $329,527       $297,679
                                                                                                      -------------   ------------

           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY..............................................................     $2,938,762     $2,912,657
                                                                                                      =============   ============

The accompanying notes are an integral part of these financial statements.





                             Page 3 of 20 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per-share amounts, unaudited)                              FOR THE 3 MONTHS            FOR THE 9 MONTHS
                                                                                ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                                  1995          1994          1995          1994
                                                                             ----------     ---------    ----------     ---------
INTEREST INCOME
Interest and fees on loans.................................................     $28,871       $23,198       $79,049       $61,442
Interest and dividends on investments-
      U.S. Treasury and agency securities..................................      15,484        17,642        48,222        53,596
      Mortgage-backed securities...........................................       2,178         2,475         6,760         7,810
      Obligations of states and political subdivisions.....................       1,614         1,612         4,901         4,790
      Federal Reserve and corporate securities.............................         164           589           882         1,779
Interest on federal funds sold.............................................       1,300           494         2,271         1,978
                                                                             ------------------------    ------------------------
            TOTAL..........................................................     $49,611       $46,010      $142,085      $131,395
                                                                             ------------------------    ------------------------

INTEREST EXPENSE
Interest on deposits.......................................................     $14,234       $11,560       $40,055       $33,207
Interest on federal funds purchased and securities
      sold under repurchase agreement......................................       2,454         1,578         7,311         5,105
                                                                             ------------------------    ------------------------
            TOTAL..........................................................     $16,688       $13,138       $47,366       $38,312
                                                                             ------------------------    ------------------------
Net interest income........................................................     $32,923       $32,872       $94,719       $93,083
Provision for possible loan losses:
    Expense of providing loss reserves.....................................      -             -             -             -
    Loss reserve reduction.................................................     (10,000)       (6,139)      (10,000)      (16,139)
                                                                             ------------------------    ------------------------
Net interest income after provision for possible loan losses...............     $42,923       $39,011      $104,719      $109,222
                                                                             ------------------------    ------------------------

NON-INTEREST INCOME
Gain on sale of securities.................................................      $   -         $   -       $     -        $    44
Other non-interest income..................................................       7,539         7,651        23,653        24,974
                                                                             ------------------------    ------------------------
            TOTAL..........................................................      $7,539        $7,651       $23,653       $25,018
                                                                             ------------------------    ------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits.............................................     $15,164       $13,526       $42,828       $39,911
Occupancy of bank premises, net............................................       1,953         1,795         5,553         5,128
Other non-interest expenses................................................      10,666        11,336        34,101        31,919
                                                                             ------------------------    ------------------------
            TOTAL..........................................................     $27,783       $26,657       $82,482       $76,958
                                                                             ------------------------    ------------------------
Income before income taxes.................................................     $22,679       $20,005       $45,890       $57,282
Income tax expense.........................................................       7,474         6,493        14,525        18,579
                                                                             ------------------------    ------------------------
Net income.................................................................     $15,205       $13,512       $31,365       $38,703
                                                                             ========================    ========================

Earnings per share                                                                $1.03         $0.93         $2.12         $2.66
                                                                             ========================    ========================

Weighted average number of
   shares outstanding......................................................  14,813,871    14,591,963    14,761,273    14,533,596
                                                                             ========================    ========================

The accompanying notes are an integral part of these financial statements.





                             Page 4 of 20 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
                                                                                          For the 9 Months Ended
                                                                                               September 30,
                                                                                            1995          1994
                                                                                       ---------------------------
Cash flows from operating activities:
   Net income........................................................................  $     31,365 $      38,703
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation...................................................................         5,505         4,788
      Provision for (Reduction of) reserves for possible loan losses.................       (10,000)      (16,139)
      Provision for (Reduction of reserves for)losses on OREO and other
         problem assets..............................................................            56        (1,116)
      Amortization of intangible assets and unearned restricted stock
         compensation................................................................         2,604         3,280
      Amortization of premiums and discounts on investment securities, net...........        10,159        10,820
      Net gains on sales of OREO and other property..................................          (787)       (3,186)
      Gains on sales of securities...................................................             -           (44)
      Deferred tax expense (benefit).................................................         1,438         3,573
      Increase (Decrease) in accrued income taxes....................................         2,070          (473)
      (Increase) Decrease in accrued income receivable and other assets..............         1,185        (3,981)
      Increase (Decrease) in accrued expenses and other liabilities..................          (387)           89
                                                                                       ---------------------------
      Net cash provided by (used in) operating activities............................  $     43,208 $      36,314
                                                                                       ---------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity................  $    246,130 $     742,341
   Proceeds from maturities of investment securities available for sale..............        13,758        37,184
   Proceeds from sales of investment securities held to maturity.....................             0        10,064
   Purchases of investment securities held to maturity...............................       (77,867)     (719,526)
   Purchases of investment securities available for sale.............................       (15,353)      (10,100)
   Net (increase) decrease in loans..................................................      (146,374)       15,010
   Net (increase) decrease in federal funds sold.....................................        26,053       102,360
   Proceeds from sales of OREO and other property....................................         2,616        11,562
   Capital expenditures..............................................................        (8,734)       (4,025)
   Net cash (paid) received in business acquisition..................................        (3,695)       35,659
   Other.............................................................................           872           (38)
                                                                                       ---------------------------
   Net cash provided by (used in) investing activities...............................  $     37,406 $     220,491
                                                                                       ---------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits...................  $      8,773 $     (45,933)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit........................................................      (123,890)     (149,700)
   Net increase (decrease) in certificates of deposit................................        39,774         3,352
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements....................................................       (21,920)      (68,600)
   Exercise of stock options.........................................................            59           213
   Sale of common stock under employee savings plan and dividend
      reinvestment plan..............................................................         3,694           282
   Dividends paid....................................................................        (8,386)       (6,278)
                                                                                       ---------------------------
   Net cash provided by (used in) financing activities...............................  $   (101,896)$    (266,664)
                                                                                       ---------------------------

Net increase (decrease) in cash and cash equivalents.................................  $    (21,282)$      (9,859)
Cash and cash equivalents at the beginning of the period.............................       196,850       187,447
                                                                                       ---------------------------
Cash and cash equivalents at the end of the period...................................  $    175,568 $     177,588
                                                                                       ===========================

Interest income received.............................................................  $    145,008 $     131,161
                                                                                       ===========================

Interest expense paid................................................................  $     46,002 $      36,837
                                                                                       ===========================

Net federal income taxes paid........................................................  $     11,020 $      15,448
                                                                                       ===========================


The accompanying notes are an integral part of these financial statements.


                             Page 5 of 20 Pages

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

    For the third quarter of 1995, the recorded investment in loans identified as impaired under SFAS No. 114 averaged approximately $4.5 million. The extent of impairment of these loans measured in accordance with SFAS No. 114 was approximately $0.4 million at September 30, 1995. This amount is included in the reserve for possible loan losses.



                             Page 6 of 20 Pages

3)  MERGERS AND ACQUISITIONS

      On September 29, 1995, the Company entered into an agreement and plan of merger with First Citizens Bancstock, Inc. First Citizens is the parent company of The First National Bank in St. Mary Parish and has total assets of approximately $240 million, $130 million in loans, total deposits of $200 million, and shareholders' equity of $25 million. The merger is intended to qualify as a tax-free reorganization and to be accounted for as a pooling-of-interests. Shareholders of First Citizens will receive Whitney Holding Corporation common stock with a maximum value of $67 million. Consummation of the transaction is subject to approval by First Citizens' shareholders, approval from appropriate regulatory agencies, a due diligence review by the Company, and other customary conditions to closing. The merger is expected to be completed during the first quarter of 1996.

    On February 17, 1995, Whitney Bank of Alabama, a newly formed state-chartered banking subsidiary of the Company, purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The fair value of the tangible assets acquired totaled approximately $90 million, including $47 million in loans and $34 million in investment securities and federal funds sold. WBA assumed non-interest-bearing demand deposits of $14 million and interest-bearing transaction, savings and time deposits totaling $76 million. The purchase price was approximately $12 million. Operating results from the date of acquisition are included in the accompanying consolidated statements of operations for 1995.

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


                             Page 7 of 20 Pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

    Whitney Holding Corporation earned $15.2 million or $1.03 per share for the third quarter of 1995. For the third quarter of 1994, the Company earned $13.5 million or $0.93 per share. The quarterly results include the effects of reductions in the reserve for possible loan losses of $10 million in 1995 and $6.1 million in 1994. Year to date through September 30, 1995, the Company earned $31.4 million or $2.12 per share as compared to $38.7 million or $2.66 per share for the comparable period in 1994, including the effects of year-to-date reserve reductions of $10 million in 1995 and $16.1 million in 1994.

    The following compares the annualized return on average total assets and the return on average shareholders' equity for the three-month and nine-month periods ended September 30, 1995 and 1994. Tax-effected loan loss reserve adjustments were annualized in calculating these returns.

                                                               1995     1994
                                                             ------   ------
Return on average assets:
    Third quarter -
   Total return                                               2.03%    1.83%
     Return, before effect of reserve reduction               1.16%    1.29%
    Year to date -
     Total return                                             1.43%    1.74%
     Return, before effect of reserve reduction               1.13%    1.27%

Return on average shareholders' equity:
    Third quarter -
     Total return                                            18.80%   18.90%
     Return, before effect of reserve reduction              10.76%   13.32%
    Year to date -
     Total return                                            13.45%   18.89%
   Return, before effect of reserve reduction                10.67%   13.77%

    Non-performing assets continued their steady decrease of the past several years throughout the first nine months of 1995. At September 30, 1995, non-performing assets were $14.1 million, down $8.0 million or approximately 36% from year end 1994, and down $10.9 million or 44% from September 30, 1994. The reserve for possible loan losses was $34.1 million on September 30, 1995, an amount which represented 383% of non-performing loans and 2.7% of total loans. At year end 1994, the reserve coverage was 224% of non-performing loans and 3.3% of total loans.

    Average earning assets for the quarter ended September 30, 1995 totaled $2.68 billion, a modest increase of $39.9 million or 1.5% from the third quarter of 1994, which primarily reflects a temporary reduction during the 1994 quarterly period in funds available for purchase from traditional sources. Average earning assets decreased $41.1 million from $2.68 billion for the first nine months of 1994 to $2.64 billion for the comparable period in 1995. This decrease reflects both the funding of an overall net deposit outflow between these periods as well as a reduction in the availability of correspondent bank funding sources because of both industry consolidation and a general tightening in industry liquidity as economic conditions improved.

    Average loans outstanding were $1.20 billion for the third quarter of 1995, an increase of $47.8 million or 4.1% over the second quarter of 1995 and $209 million or 21.1% over the third quarter of 1994. This loan growth is attributable both to strengthening loan demand in the Company's market areas as well as to the acquisition in Mobile, which added approximately $47 million to the Company's loan portfolios in February, 1995. At September

                             Page 8 of 20 Pages

30, 1995, total loans outstanding were $1.26 billion, an increase of $199 million or 18.8% over the $1.06 billion of total loans outstanding at the end of 1994.

    Average total deposits in the third quarter of 1995 were $2.44 billion, which represents an increase of $28.3 million over 1995's second quarter and essentially no change from the third quarter of 1994. Excluding the deposits acquired in the Mobile transaction, there was a decrease in average deposits for both the quarterly and year-to-date periods in 1995 in comparison to 1994, as the rise in market interest rates during 1994 fostered disintermediation of some deposit funds as depositors sought higher yielding alternative investment instruments.

    The growth in average loans outstanding in 1995 not related to acquisitions and the net deposit outflows relative to 1994 were funded primarily from maturities of investment securities. The Company's average investment in securities totaled $1.39 billion for the third quarter of 1995, a decrease of $61.6 million or 4.3% from the second quarter of 1995 and $215 million from the third quarter of 1994. At September 30, 1995, the total investment in securities was $1.37 billion, a decrease of $164 million or 10.7% from year end 1994.

      On September 29, 1995, the Company entered into a merger agreement with First Citizens Bancstock, Inc., the parent of The First National Bank in St. Mary Parish ("FNB"). FNB, which will merge into WNB, operates eleven banking locations in south Louisiana, with branches in St. Mary, East Baton Rouge and Iberia Parishes and a loan production office in Orleans Parish. FNB has total assets of approximately $240 million, $130 million in loans, total deposits of $200 million, and shareholders' equity of $25 million. The merger is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests. Shareholders of First Citizens will receive Whitney Holding Corporation common stock with a maximum value of $67 million. Consumation of the transaction is subject to approval by First Citizens' shareholders, approval from appropriate regulatory agencies, a due diligence review by the Company, and other customary conditions to closing. The merger is expected to be completed during the first quarter of 1996.

    On February 17, 1995, Whitney Bank of Alabama, a newly formed state-chartered banking subsidiary of the Company, purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The fair value of the tangible assets acquired totaled approximately $90 million, including $47 million in loans and $34 million in investment securities and federal funds sold. WBA assumed non-interest-bearing demand deposits of $14 million and interest-bearing transaction, savings and time deposits totaling $76 million. The purchase price was approximately $12 million. Operating results from the date of acquisition are included in the accompanying consolidated statements of operations for 1995.

    On March 31, 1994, the Company and WNB purchased substantially all of the assets and assumed the deposits and certain other liabilities of Baton Rouge Bank and Trust Company. Included in the tangible assets acquired, whose fair value totaled approximately $118 million, were cash and cash items of $41 million, investment securities and federal funds sold of $13 million, and $59 million in loans, as well as six banking offices in the Baton Rouge area. The deposits assumed included approximately $24 million in non-interest-bearing demand deposits and $94 million in interest-bearing transaction, savings and time deposit accounts. As part of the acquisition price, which totaled approximately $9 million, Whitney Holding Corporation issued 90,909 shares of its common stock with a value of $2 million. The operating results from this acquisition were reflected in the Company's consolidated statements of operations beginning with the second quarter of 1994.

    The Company declared cash dividends of $0.20 per share for each of the first three quarters of 1995. This represents an increase of 18% over the $0.17 per share dividend declared for the third and fourth quarters of 1994 and a 33% increase over the $0.15 per share dividend in each of 1994's first two quarters.


                             Page 9 of 20 Pages

FINANCIAL CONDITION

Loans

    With improvement in economic conditions in the Company's market area, which is primarily southern Louisiana and Mississippi and, most recently, southern Alabama, together with a more aggressive effort to market the Banks' retail and commercial loan products, the Company experienced growth in average loans outstanding of $178 million or 18.4% for the first nine months of 1995 when compared to the same period of 1994 and $209 million or 21.1% for the third quarter of 1995 when compared to 1994's third quarter. The Baton Rouge acquisition in March, 1994 and the Mobile acquisition in February, 1995 also contributed to the growth in average loans.

    Total loans outstanding of $1.26 billion at September 30, 1995 were $199 million above the total outstanding at year end 1994 and $222 million above the total of a year earlier. During 1994, the Company expanded its lending resources, market areas and loan products, and management expects to continue these efforts throughout 1995 and 1996 as the Banks compete to place high quality credits in the communities they serve.

Deposits and Short-Term Borrowings

    As is shown in Table 1, the Company's average total deposits outstanding were $2.44 billion in the third quarter of 1995, essentially unchanged from the third quarter of 1994, despite the impact of the Mobile acquisition. For the first nine months of 1995 average total deposits decreased $53.6 million from the same period in 1994. Savings deposits and NOW and MMDA deposits decreased $115 million between the 1994 and 1995 third quarters and $120 million year to date. These decreases reflect a typical customer response to the higher-rate investment alternatives that became available during the past year, and the decreases have moderated as market rates have eased in the current year. Average time deposits, which includes both core deposits and certificates of deposit of $100,000 and over, increased $71.5 million for the third quarter of 1995 and $56.2 million year to date when compared to the same periods in 1994. Core certificates of deposit of under $100,000 exhibited the most significant growth within the time deposit category. The growth in time deposits is generally consistent with the expected impact of the Mobile transaction.

    The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending facilities and part of the Company's services to correspondent banks and other customers. For the third quarter of 1995, average short-term borrowings increased $15.2 million over 1994's third quarter reflecting mainly a temporary scarcity of available funds from traditional sources during the 1994 period. Year to date in 1995 such borrowings have decreased $24.7 million as compared to 1994. This year-to-date decrease can be attributed in part to improved economic conditions and a corresponding increase in demand for funds that would otherwise be available for sale to the Company and in part to the loss of certain correspondent relationships to consolidation within the banking industry.

Investment in Securities

    The Company's total investment in securities was $1.37 billion at September 30, 1995, a decrease of approximately $164 million or 10.7% from the December 31, 1994 total of $1.53 billion. The average total investment securities portfolio outstanding declined $215 million for the third quarter of 1995 and $198 million for the first nine months of the year when compared to the same periods in 1994. Funds from maturing investments, particularly U. S. Treasury and government agency securities and mortgage-backed securities, have been used to satisfy increased loan demand and net deposit outflows.

    The mix of period-end and average investments has remained relatively stable, with U. S. Treasury and government agency securities, excluding mortgage-backed issues, representing approximately 81% of the totals. The weighted-average maturity of the overall portfolio of securities was 24.4 months at September 30, 1995 as compared to 29.0 months at September 30, 1994. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yield was

                             Page 10 of 20 Pages

5.83% for both the third quarter and first nine months of 1995, a modest increase of from 8 to 11 basis points over the yields in the comparable periods of 1994.

Asset Quality

    Overall asset quality has exhibited a trend of steady improvement over the past four years. As is shown in Table 2, this trend continued during the first nine months of 1995. Non-performing assets totaled $14.1 million at September 30, 1995, which was $8.0 million or approximately 36% below the $22.1 million total at year end 1994 and $10.9 million or 44% lower than the total from a year earlier. For the first nine months of 1995, the Company recovered $10.6 million of previously charged-off loans. For the same period, the Company identified only $2.7 million of loans to be charged off, resulting in a net recovery of $7.9 million year to date through September 30, 1995. The Company was in a net recovery position of approximately $14.3 million for the first nine months of 1994, with recoveries of $17 million offset by identified charge-offs of only $2.7 million.

    The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. With the significant recoveries in both the third quarter of 1995 and the first and third quarters of 1994 and the improvement in overall asset quality, the Company was able to return to income $10 million in 1995 and $16.1 million in 1994 of the reserve for possible loan losses in the respective periods. No provision expense was required for the third quarter of 1995 and 1994 or for the first nine months of each year. The reserve for possible loan losses represented 383% of non-performing loans at September 30, 1995. At year end 1994 this reserve coverage was 224%.

    Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. The operating income from these property interests, which include mineral rights and real estate, was approximately $127,000 for the first nine months of 1995 and $120,000 for the same period in 1994. No significant dispositions of these property interests were made during the year ended December 31, 1994 or the first nine months of 1995. Future dispositions may result in the recognition of substantial gains.

Capital Adequacy

    The Company's risk-based regulatory capital ratios declined slightly between December 31, 1994 and September 30, 1995. This decline is attributable mainly to the acquisition of intangible assets as part of the purchase of the Mobile banking operations in February, 1995. Intangible assets generally must be deducted from both regulatory capital and risk-weighted assets before calculating regulatory capital ratios. Also contributing to this decrease was the shift in the asset mix from investments to loans, and loans are generally assigned a risk-weighting higher than investment securities in the capital ratio calculation.

    The Company's regulatory capital ratios are shown here compared to the minimums that are currently required to be eligible for regulatory classification as a "well capitalized" institution. The regulatory capital ratios for the Banks were also well in excess of minimum requirements at September 30, 1995.

                                                                  Required for
                            September 30,       December 31,    well-capitalized
                                 1995               1994          institution
                            ------------      ---------------   ----------------
Tier 1 risk-based
    capital ratio               18.85%            20.70%              6.00%

Total risk-based
    capital ratio               20.11%            21.97%             10.00%

Tier 1 leverage
    capital ratio               10.42%             9.84%              5.00%

                             Page 11 of 20 Pages

RESULTS OF OPERATIONS

Net Interest Income

    Taxable-equivalent net interest income for the third quarter of 1995 was virtually unchanged from the same period of 1994, increasing $59,000 or 0.2%. For the first nine months of 1995, taxable-equivalent net interest income increased $1.7 million or 1.8% over the comparable 1994 period. The current year taxable-equivalent net interest margin has increased over the prior year both in the third quarter, to 5.03% from 4.80%, and for the year-to-date period, to 4.93% from 4.74%. A combination of factors contributed to these increases, the components of which are detailed in Table 1.

    Taxable-equivalent loan interest income increased $5.7 million or 24% for the third quarter and $17.6 million or 29% for the first nine months of 1995 when compared to 1994. Approximately 64% of the year-to-date increase was driven by the $178 million growth in average loans outstanding, with the remaining portion driven by the rise in the effective yield on the Company's loan portfolio. Market interest rates generally rose throughout 1994 but have moderated somewhat during 1995, and weighted-average bank prime rates were approximately 1.9 percentage points higher for the first nine months of 1995 when compared to the same period in 1994. The effective yield on the Company's average loan portfolio, approximately 41% of which reprices with changes in prime, increased approximately 0.83 of a percentage point over this same period. Included in loan interest income and in the effective yield calculation is interest recognized as cash payments are received on certain nonaccrual loans or as workout efforts on nonaccrual loans yield results in excess of previous expectations. Interest recognized on nonaccrual loans for the first nine months of 1995 decreased $2.8 million from 1994.

    Taxable-equivalent interest income on investment securities in 1995's third quarter decreased $2.9 million or 12.5% from the third quarter of 1994. For the first nine months of 1995, the decrease in investment interest income was $7.2 million or 10.1% from 1994. These decreases are consistent with the reductions in the average investment in securities outstanding between 1994 and 1995, which totalled $214 million for the quarter and $198 million for the year-to-date period. Because of its maturity structure, the effective yield on the Company's investment securities portfolio is not as immediately responsive to rising or falling market rates as are its loan yields. The effective portfolio yield was 5.83% for the third quarter of 1995 as well as for the year-to-date period, an increase of 8 and 11 basis points, respectively, over the yields for the comparable periods in 1994.

    Interest expense increased approximately $3.6 million or 27% in 1995's third quarter as compared to the third quarter of 1994. Year-to-date interest expense through September 30, 1995 also increased over the comparable 1994 period, by $9.1 million or 24%. The increased expense in 1995 came despite a decrease from 1994 in average interest-bearing liabilities outstanding of $26 million in the third quarter and $88 million for the year-to-date period. The increases reflect the impact of rising rates during 1994, the rate structures of the markets in which the Company has made acquisitions since the beginning of 1994, and a shift in the deposit mix toward core time deposits from other lower cost core deposit categories, a shift which is also partly attributable to recent acquisitions. The overall cost of funds rate on interest-bearing liabilities was 3.62% for the third quarter of 1995 and 3.47% year to date. This represents increases over 1994 cost of funds rates of 81 basis points for the quarter and 79 basis points year to date.

Other Income and Expense

    Total non-interest income decreased sightly from $7.7 million in the third quarter of 1994 to $7.5 million in 1995. Excluding the net gain recognized on sales of OREO in 1994 of $0.3 million, non-interest income increased $0.2 million or 2.4% in 1995 over the third quarter of 1994. Excluding year-to-date net gains on OREO sales of $0.8 million in 1995 and $3.2 million in 1994, non-interest income for the first nine months of 1995 increased approximately $1.1 million or 4.7%, to $22.9 million from $21.8 million for the first nine months of 1994.

    Income from service charges on deposit accounts, which accounted for more than half of adjusted non-interest income in each of these quarterly and year-to-date periods, decreased slightly between 1994 and 1995, largely as a result of increases in the earnings credit rate applied to business account balances. Fee income from credit card

                             Page 12 of 20 Pages
related operations, automated teller services, and from services which support the international activities of the Company's customers increased from 1994 to 1995 for both the quarterly and year-to-date periods, reflecting both economic conditions as well as the successful marketing of existing and new banking products and services.

    Salaries and employee benefits expense totaled approximately $15.2 million for the third quarter of 1995 compared to $13.5 million for the third quarter of 1994, an increase of $1.6 million or 12.1%. This increase is attributable to the accrual of certain management incentives, the new banking operations acquired in Mobile, key staff additions and regular merit increases. Year to date, there was an increase in this expense category of $2.9 million or 7.3% for 1995, primarily as a result of acquisitions and regular salary adjustments.

    Non-interest expense, other than personnel-related expenses, decreased $0.5 million in the third quarter of 1995 when compared to 1994's third quarter. A decrease in the premium rate schedule for FDIC deposit insurance, which was effective for the third quarter of 1995, reduced the Company's quarterly FDIC insurance expense by approximately $1.4 million. Excluding the impact of this reduction, non-interest expense increased approximately $0.9 million between these quarterly periods.

    For the first nine months of 1994, non-interest expense, other than personnel-related expenses, increased $2.6 million over the comparable prior year period. In 1994, the Company was in a net recovery position of approximately $1.1 million with respect to provisions for losses on OREO and other problem assets, while in 1995 there was essentially no net provision. Excluding the effect of the net recovery in 1994 and the FDIC insurance reduction in 1995, the total increase in expenses between 1994 and 1995 was $2.8 million or 7.3% for the year-to-date period.

    Acquisitions added approximately $0.8 million to these non-interest expenses for the third quarter of 1995 and $2.0 million for the year-to-date period, with the increases concentrated primarily in occupancy expense, marketing expense, and the amortization of intangible assets. Enhancements to the Company's data processing systems and automation capabilities as well as expansion of its ATM network contributed to a $0.5 million increase for the first nine months of 1995 in the expense for furnishings and equipment. Taxes and insurance expense increased approximately $0.8 million for the year-to-date period in 1995 as the Company's earnings and increased equity were added to the assessment base used to compute certain state ad valorem taxes. For the third quarter and first nine months of 1995, the amortization expense related to intangible assets acquired before 1994 decreased $0.6 million and $1.6 million, respectively, when compared to the previous year. The net expense of maintaining and operating OREO also decreased between 1994 and 1995 for both the third quarter and nine-month periods, with the year-to-date decrease totaling approximately $0.7 million.

Income Taxes

    Including the tax effect of reductions in the reserve for possible loan losses, the Company provided for income taxes at an overall effective rate of 31.7% for the first nine months of 1995 compared to 32.4% for the comparable period of 1994. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.

Accounting Changes

    Effective  January 1, 1995,  the  Company  adopted  Statement  of  Financial
Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, which addresses the accounting by creditors for impairment of certain loans. The Company's reserve for possible loan losses at September 30, 1995 includes a measure of impairment related to those loans identified for evaluation under the new standard. This measurement is based on a comparison of the recorded investment in each impaired loan with either the expected cash flows discounted using the loan's original effective interest rate or, in the case of certain collateral-dependent loans, the fair value of the underlying collateral. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

    The Banks enter into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, both as a source of funding for certain short-term lending facilities and as part of their services to correspondent banks and certain other customers. Neither the Company nor the Banks have accessed the long-term debt markets as part of liquidity management.

    Average core deposits, defined as all deposits other than time deposits of $100,000 or more, decreased $46 million or 2.1% to $2.16 billion in the third quarter of 1995 from $2.21 billion in 1994's third quarter. Core deposits comprised approximately 90% of total average deposits for both of these periods.

    As of September 30, 1995, approximately $365 million or 30% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $132 million of investment securities was classified as available for sale at the end of 1995's third quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

    The Banks had approximately $830 million in unfunded loan commitments outstanding at September 30, 1995, an increase of $248 million from the level at December 31, 1994. Contingent obligations under letters of credit and financial guarantees increased moderately between these dates to a total of $83 million at September 30, 1995. Available credit card lines were $31 million at September 30, 1995, slightly above the level at year end 1994. Draws under these financial commitments should not place any unusual strain on the Company's liquidity position.

                             Page 14 of 20 Pages

TABLE 1.
WHITNEY HOLDING CORPORATION
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)
                                      THIRD QUARTER ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                                     1995                       1994                       1995                       1994
                        ------------------------------------------------------ -----------------------------------------------------
                           Average  Income/  Yield/  Average   Income/  Yield/  Average   Income/  Yield/  Average   Income/  Yield/
                           Balance  Expense  Rate    Balance   Expense  Rate    Balance   Expense  Rate    Balance   Expense  Rate
                        ------------------------------------------------------ -----------------------------------------------------
ASSETS
Loans (tax
  equivalent)(1)(2)     $1,202,190  $28,953  9.56%   $993,087   $23,264  8.52% $1,141,124  $79,287  9.29%   $963,469  $61,650  8.46%
                        ------------------------------------------------------ -----------------------------------------------------

U. S. Treasury
  securities              $918,678  $12,520  5.41% $1,029,435   $13,898  5.36%   $958,205  $38,907  5.43% $1,010,536  $40,668  5.38%
U.S. government agency
  securities               198,240    2,964  5.98     260,791     3,744  5.74     210,013    9,315  5.91     315,220   12,928  5.47
Mortgage-backed
  securities(3)            135,152    2,178  6.44     151,061     2,475  6.44     136,850    6,760  6.59     162,522    7,810  6.41
State and municipal
  securities (tax
  equivalent) (1)          120,605    2,474  8.21     121,545     2,480  8.16     122,072    7,499  8.19     119,935    7,370  8.19
Corporate bonds and
  other securities          13,704      164  4.79      38,331       589  6.15      21,476      882  5.47      38,392    1,779  6.18
                        ------------------------------------------------------ -----------------------------------------------------
  Total investment in
  securities            $1,386,379  $20,300  5.83% $1,601,163   $23,186  5.75% $1,448,616  $63,363  5.83% $1,646,605  $70,555  5.72%
                        ------------------------------------------------------ -----------------------------------------------------

Federal funds sold......    87,822    1,300  5.87%     42,201       494  4.64%     51,444    2,271  5.90%     72,166    1,978  3.67%
                        ------------------------------------------------------ -----------------------------------------------------
  Total interest-
  earning assets        $2,676,391  $50,553  7.51% $2,636,451   $46,944  6.78% $2,641,184 $144,921  7.32% $2,682,240 $134,183  6.65%
                        ------------------------------------------------------ -----------------------------------------------------

Cash and due from
  financial
  institutions             176,567                    181,924                     177,432                    188,294
Bank premises and
  equipment, net            68,435                     63,205                      66,861                     62,041
Other real estate
  owned, net                 5,931                      7,220                       6,538                     11,838
Other assets.............   79,442                     75,148                      79,034                     72,660
Reserve for possible
  loan losses              (40,323)                   (42,141)                    (38,099)                   (42,859)
                        -----------                -----------                 -----------                -----------
  Total assets..........$2,966,443                 $2,921,807                  $2,932,950                 $2,974,214
                        ===========                ===========                 ===========                ===========

LIABILITIES
Savings deposits......... $463,740   $3,139  2.69%   $534,859    $3,629  2.69%   $471,243   $9,453  2.68%   $550,723  $11,124  2.70%
NOW and MMDA deposits....  527,909    2,563  1.93     571,550     2,596  1.80     547,720    7,812  1.91     587,914    7,909  1.80
Time deposits............  653,427    8,532  5.18     581,961     5,335  3.64     620,214   22,790  4.91     563,974   14,174  3.36
                        ------------------------------------------------------ -----------------------------------------------------
  Total interest-bearing
  deposits              $1,645,076  $14,234  3.43% $1,688,370   $11,560  2.72% $1,639,177  $40,055  3.27% $1,702,611  $33,207  2.61%
                        ------------------------------------------------------ -----------------------------------------------------

Federal funds purchased
  and repurchase
  agreements..             183,269    2,454  5.31%    168,020     1,578  3.73%    185,232    7,311  5.28%    209,978    5,105  3.25%
                        ------------------------------------------------------ -----------------------------------------------------
  Total interest-
  bearing liabilities   $1,829,945  $16,688  3.62% $1,856,390   $13,138  2.81% $1,824,409  $47,366  3.47% $1,912,589  $38,312  2.68%
                        ------------------------------------------------------ -----------------------------------------------------

Demand deposits, non-
  interest-bearing         793,151                    755,361                     771,213                    761,358
Other liabilities........   24,086                     26,351                      25,652                     26,367
Shareholders' equity.....  320,861                    283,705                     311,676                    273,900
                        -----------                -----------                 -----------                -----------
  Total liabilities and
  shareholder's equity..$2,966,443                 $2,921,807                  $2,932,950                 $2,974,214
                        ===========                ===========                 ===========                ===========

  Net interest
  income/margin
    (tax equivalent)(1)             $33,865  5.03%              $33,806  4.80%             $97,555  4.93%             $95,871  4.74%
                                    =======  =====              =======  =====             =======  =====             =======  =====

(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35%.
(2)  Average balance includes nonaccruing loans of $9,829 and $21,570 for  the  third  quarters and $12,481 and $25,621 for the nine month periods in 1995 and 1994, respectively.
(3)  Average  balance  includes unrealized gain (loss) on securities available for sale of ($85) and ($2,610) for the third quarters and ($2,638) and $167 for the nine month periods in 1995 and 1994, respectively.





                             Page 15 of 20 Pages


TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions, unaudited)

                                                                      1995                                   1994
                                                         -----------------------------    ----------------------------------------
                                                           3rd        2nd        1st        4th        3rd        2nd        1st
                                                         -----------------------------    ----------------------------------------
    Reserve, beginning of quarter....................     $39.3      $37.5      $34.4      $42.7      $41.4      $39.4      $44.5
    Balance acquired through acquisition.............         -          -        1.8          -          -          -          -
    Provision for possible loan losses:
        Expense of providing loss reserves...........         -          -          -          -          -          -          -
        Reduction of loss reserves...................     (10.0)         -          -      (10.0)      (6.1)         -      (10.0)
    Loans charged off................................      (0.4)      (1.0)      (1.3)      (0.9)      (0.9)      (0.3)      (1.5)
    Recoveries.......................................       5.2        2.8        2.6        2.6        8.3        2.3        6.4
                                                         -----------------------------    ----------------------------------------
    Reserve, end of quarter..........................     $34.1      $39.3      $37.5      $34.4      $42.7      $41.4      $39.4
                                                         =============================    ========================================


TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions, unaudited)

                                                                      1995                                   1994
                                                         -----------------------------    ----------------------------------------
                                                            3rd        2nd        1st        4th        3rd        2nd        1st
                                                         -----------------------------    ----------------------------------------
Non-performing loans.................................      $8.9      $13.5      $14.2      $15.4      $17.5      $22.0      $26.4

Other real estate owned, net.........................       5.2        6.0        7.0        6.7        7.4        7.4       13.4

Other foreclosed assets..............................         -          -          -          -        0.1          -          -
                                                         -----------------------------    ----------------------------------------
Total non-performing assets..........................     $14.1      $19.5      $21.3      $22.1      $25.0      $29.4      $39.8
                                                         =============================    ========================================

Net gain on sales of OREO............................         -       $0.5       $0.3       $0.1       $0.3       $1.1       $1.8
                                                         =============================    ========================================

Reserve for possible
   loan losses as a percent of:
   Total non-performing loans........................       383%       292%       264%       224%       243%       188%       149%
   Total loans.......................................       2.7%       3.3%       3.4%       3.3%       4.1%       4.2%       4.0%

Non-performing loans as a percent of
   total loans.......................................      0.71%      1.12%      1.27%      1.45%      1.69%      2.22%      2.70%

Non-performing assets as a percent of
   total assets......................................      0.48%      0.66%      0.72%      0.80%      0.87%      1.01%      1.28%



                             Page 16 of 20 Pages

Item 6.  Exhibits and Reports on Form 8-K

(a) (3) Exhibits:

                  Exhibit 3.1 - Copy of Composite Charter, incorporated by reference to the Company's March 31, 1993 Form 10-Q

                  Exhibit 3.2 - Copy of Bylaws, as amended, incorporated by reference to the Company's March 31, 1993 Form 10-Q

                  Exhibit 10.1 - Stock Option Agreement between Whitney Holding Corporation and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

                  Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's June 30, 1993 Form 10- Q

                  Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling, incorporated by reference to the Company's June 30, 1993 Form 10-Q

                  Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball, incorporated by reference to the Company's June 30, 1993 Form 10-Q

                  Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr., incorporated by reference to the Company's June 30, 1993 Form 10-Q

                  Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson, incorporated by reference to the Company's September 30, 1993 From 10-Q

                  Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May, effective December 13, 1993, incorporated by reference to the Company's 1993 Form 10-K

                  Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and John C. Hope, III, effective October 28, 1994, incorporated by reference to the Company's 1994 Form 10-K

                  Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr., effective July 26, 1995

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

                  Exhibit 27 - Financial Data Schedule

(b) No report on Form 8-K was required to be filed by the Registrant during the third quarter of 1995.

                             Page 18 of 20 Pages

                  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WHITNEY HOLDING CORPORATION
                                                   (Registrant)



Date:    November 13, 1995             By:/s/ Edward B. Grimball
     ------------------------             --------------------------------------
                                               Edward B. Grimball
                                               Executive Vice President &
                                               Chief Financial Officer



                             Page 19 of 20 Pages