Form 10-Q/A
period 1995-09-30
WHITNEY HOLDING CORP
filed 1995-11-14
CIK 106926

                            November 13, 1995







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026
                                                              ------------------

Gentlemen:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on the amended section of Form 10-Q for the period ended September 30, 1995.

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

                           AMMENDMENT #1 TO FORM 10-Q

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

                             Page 17 of 63 Pages

                  Exhibit 10.13 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers, incorporated by reference to the Company's June 30, 1992 Form 10-Q

                  Exhibit 10.14 - Directors' Compensation Plan, incorporated by reference to the Company's Proxy Statement dated March 24, 1994

                  Exhibit 10.15 - Agreement and Plan of Merger between Whitney Holding Corporation and First Citizens' Bancstock, Inc., effective September 28, 1995


                  Exhibit 27 - Financial Data Schedule

(b) No report on Form 8-K was required to be filed by the Registrant during the third quarter of 1995.

                             Page 18 of 63 Pages

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


                                           WHITNEY HOLDING CORPORATION
                                                   (Registrant)



Date:    November 13, 1995             By:/s/ Edward B. Grimball
     ------------------------             --------------------------------------
                                               Edward B. Grimball
                                               Executive Vice President &
                                               Chief Financial Officer



                             Page 19 of 63 Pages

Exhibit 10.15


                          AGREEMENT AND PLAN OF MERGER

                                    BETWEEN

                          WHITNEY HOLDING CORPORATION
                        WHITNEY ACQUISITION CORPORATION
                             WHITNEY NATIONAL BANK

                                      AND

                         FIRST CITIZENS BANCSTOCK, INC.
                     FIRST NATIONAL BANK IN ST. MARY PARISH

                               TABLE OF CONTENTS

Preamble ....................................................................  1

Section 1.  The Mergers and Closing..........................................  1
1.01.  Mergers    ...........................................................  1
1.02.  The Closing...........................................................  2
1.03.  The Effective Date and Time...........................................  2
1.04.  Surviving Corporations................................................  2
1.05.  Tax Consequences......................................................  3

Section 2.  Conversion of Stock of Citizens..................................  3
2.01.  Conversion ...........................................................  3
2.02.  Closing Transfer Books................................................  5

Section 3.  Representations and Warranties of Citizens.......................  5
3.01.  Consolidated Group; Organization; Qualification.......................  5
3.02.  Capital Stock; Other Interests........................................  6
3.03.  Corporate Authorization; No Conflicts.................................  6
3.04.  Financial Statements, Reports and Proxy Statements....................  7
3.05.  Loan and Investment Portfolios........................................  8
3.06.  Adequacy of Allowances for Losses.....................................  8
3.07.  Absence of Certain Changes or Events..................................  9
3.08.  Taxes      ........................................................... 10
3.09.  Title to Assets....................................................... 11
3.10.  Legal Matters......................................................... 12
3.11.  Employee Benefit Plans................................................ 12
3.12.  Insurance Policies.................................................... 14
3.13.  Agreements ........................................................... 14
3.14.  Licenses, Franchises and Governmental Authorizations.................. 15
3.15.  Corporate Documents................................................... 15
3.16.  Certain Transactions.................................................. 15
3.17.  Broker's or Finder's Fees............................................. 16
3.18.  Environmental Matters................................................. 16
3.19.  Compliance with Laws.................................................. 17
3.20.  Intellectual Property................................................. 18
3.21.  Community Reinvestment Act............................................ 18
3.22.  Accuracy of Statements................................................ 18

Section 4.  Representations and Warranties of Whitney, Acquisition........... 18
4.01.  Consolidated Group; Organization; Qualification....................... 18
4.02.  Capital Stock......................................................... 19
4.03.  Corporate Authorization; No Conflicts................................. 19
4.04.  Financial Statements; Reports and Proxy Statements.................... 19
4.05.  Legality of Whitney Securities........................................ 20
4.06.  SEC Reports........................................................... 20

4.07.  Absence of Certain Changes or Events.................................. 20
4.08.  Legal Matters......................................................... 20
4.09.  Accuracy of Statements................................................ 21

Section 5.  Covenants and Conduct of Parties Prior to the Effective Date..... 21
5.01.  (a)  Investigations; Planning......................................... 21
5.02.  Cooperation and Best Efforts.......................................... 22
5.03.  Information for, and Preparation of, Registration Statement and Proxy
                  Statement.................................................. 22
5.04.  Approval of Merger Agreements......................................... 23
5.05.  Press Releases........................................................ 23
5.06.  Preservation of Business.............................................. 23
5.07.  Conduct of Business in the Ordinary Course............................ 23
5.08.  Additional Information................................................ 25
5.09.  Citizens Shareholder Approval......................................... 25
5.10.  Restricted Whitney Common Stock....................................... 26
5.11.  Loan Policy........................................................... 26
5.12.  No Solicitations...................................................... 26
5.13.  Operating Functions................................................... 26
5.14.  Whitney Registration Statement........................................ 27
5.15.  Application to Regulatory Authorities................................. 27
5.16.  Revenue Ruling........................................................ 28
5.17.  Bond for Lost Certificates............................................ 28
5.18.  Dissenters ........................................................... 28
5.19.  Withholding........................................................... 28
5.20.  NASDAQ/NMS ........................................................... 28
5.21.  Continuing Indemnity; Insurance....................................... 28
5.22.  Stock Option Plans.................................................... 29
5.23.  Employees and Certain Other Matters................................... 30

Section 6.  Conditions of Closing............................................ 31
6.01.  Conditions of All Parties............................................. 31
6.02.  Additional Conditions of Whitney and Acquisition...................... 31
6.03.  Additional Conditions of Citizens..................................... 33
6.04.  Waiver of Conditions.................................................. 34

Section 7.  Termination...................................................... 34
7.01.  Termination........................................................... 34
7.02.  Effect of Termination; Survival....................................... 35
7.03.  Termination Fee....................................................... 36

Section 8.  Miscellaneous.................................................... 36
8.01.  Notices    ........................................................... 36
8.02.  Waiver     ........................................................... 37
8.03.  Expenses   ........................................................... 37
8.04.  Headings   ........................................................... 37

8.05.  Annexes, Exhibits and Schedules....................................... 37
8.06.  Integrated Agreement.................................................. 37
8.07.  Choice of Law......................................................... 38
8.08.  Parties in Interest................................................... 38
8.09.  Amendment  ........................................................... 38
8.10.  Counterparts.......................................................... 38
8.11.  Non-Survival of Representations and Warranties; Covenants............. 38


                                LIST OF EXHIBITS

Exhibit 1.01(a)            Company Merger Agreement

Exhibit 1.01(b)            Bank Merger Agreement

Exhibit 6.02(g)            Shareholder's Commitment

                          AGREEMENT AND PLAN OF MERGER


         THIS AGREEMENT AND PLAN OF MERGER ("Agreement") is made September 28, 1995, between Whitney Holding Corporation ("Whitney"), a Louisiana corporation, Whitney Acquisition Corporation ("Acquisition"), a Louisiana corporation, and Whitney National Bank ("Whitney's Bank"), a national banking association, on the one hand, and First Citizens BancStock, Inc. ("Citizens"), a Louisiana corporation, and First National Bank in St. Mary Parish ("Bank"), a national banking association, on the other hand. Whitney, Acquisition and Citizens shall be hereinafter collectively referred to as the "Constituent Corporations".

                                    Preamble

         The boards of directors of Whitney, Acquisition and Citizens have determined that it is desirable and in the best interests of their respective corporations and shareholders that Citizens merge into Acquisition (the "Company Merger"). The boards of directors of Whitney's Bank and the Bank have each determined that it is desirable and in the best interests of each such institution and its sole shareholder that the Bank merge into Whitney's Bank (the "Bank Merger"). The Company Merger and the Bank Merger shall be hereinafter collectively referred to as the "Mergers".

         NOW THEREFORE, in consideration of the representations, warranties, covenants and agreements herein contained, the parties hereto agree as follows:

         Section 1.  The Mergers and Closing

         1.01.  Mergers.

                  (a) Promptly after execution of this Agreement, the Boards of Directors of Acquisition and Citizens will execute the merger agreement annexed hereto as Exhibit 1.01(a) (the "Company Merger Agreement"), pursuant to which, on the terms set forth herein and subject to the conditions set forth in Section 6 hereof, Citizens will merge with and into Acquisition, which shall be the surviving corporation.

                  (b) Promptly after the execution of this Agreement, the Boards of Directors of Whitney's Bank and the Bank will execute the merger agreement annexed hereto as Exhibit 1.01(b) (the "Bank Merger Agreement"), pursuant to which, on the terms set forth herein and subject to the conditions set forth in
Section 6 hereof, Bank will merge with and into Whitney's Bank, which shall be the surviving bank. The Company Merger Agreement and the Bank Merger Agreement shall be hereinafter collectively referred to as the "Merger Agreements".

                  (c) Effects of Mergers. The Company Merger shall have the effects set forth in the Louisiana Business Corporation Law ("LBCL"). Without limiting the generality of the foregoing, and subject thereto, at the Effective Time, all the property and assets, rights, privileges and all debts, liabilities and obligations of Citizens will become the assets, rights, privileges, debts, liabilities and obligations of Acquisition as the surviving corporation in the Company Merger. The Bank Merger shall have the effects set forth in the National Banking

Laws. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time, all the property and assets, rights, privileges and all debts, liabilities and obligations of Bank will become the assets, rights, privileges, debts, liabilities and obligations of Whitney's Bank as the surviving association in the Bank Merger.

         1.02. The Closing. The "Closing" of the transactions contemplated hereby will take place in the Board Room of Whitney, 228 St. Charles Avenue, Second Floor, New Orleans, Louisiana 70130 (or such other place to which the parties may agree), at 10:00 a.m., New Orleans Time, on a mutually agreeable date as soon as practicable following satisfaction of the conditions set forth in subparagraphs (a), (b) and (d) of subsection 6.01 hereof, or if no date has been agreed to, on any date specified by any party to the others upon 10 days notice following satisfaction of such conditions. The date on which the Closing occurs is herein called the "Closing Date". If all conditions set forth in
Section 6 hereof are satisfied or waived by the party entitled to grant such waiver, at the Closing (a) the Constituent Corporations shall each provide to the other such proof of satisfaction of the conditions set forth in Section 6 as the party whose obligations are conditioned upon such satisfaction may reasonably request, (b) the certificates, letters and opinions required by
Section 6 shall be delivered, (c) the appropriate officers of the parties shall execute, deliver and acknowledge the Merger Agreements and (d) the parties shall take such further action as is required to consummate the transactions contemplated by this Agreement and the Merger Agreements. If on any date established for the Closing all conditions in Section 6 hereof have not been satisfied or waived by the party entitled to grant such waiver, then any party, on one or more occasions, may declare a delay of the Closing of such duration, not exceeding 10 business days, as the declaring party shall select, but no such delay shall extend beyond the date set forth in subparagraph (c) of subsection 7.01, and no such delay shall interfere with the right of any party to terminate this Agreement pursuant to Section 7.

         1.03. The Effective Date and Time. Immediately following (or concurrently with) the Closing, the Merger Agreements shall be filed with and recorded by the Secretary of State of Louisiana and the Office of the Comptroller of the Currency, as appropriate, and the Mergers shall be effective at the date and time specified in the Merger Agreements. The date on which and the time at which the Company Merger becomes effective are herein referred to as the "Effective Date" and the "Effective Time," respectively.

         1.04. Surviving Corporations. The governing documents (i.e. the articles of incorporation and by-laws and equivalents) of Acquisition and Whitney's Bank in effect immediately prior to the Effective Time, and the directors and officers of Acquisition and Whitney's Bank in office immediately prior to the Effective Time, shall be the governing documents and directors and officers of Acquisition and Whitney's Bank, as the surviving entities in the Mergers, after the Effective Time, until duly amended in accordance with the terms thereof and applicable law. Such directors and officers shall serve in such capacity in accordance with the articles of incorporation and by-laws of the surviving entities. Each share of Whitney common stock, no par value ("Whitney Common Stock") and capital stock of Acquisition and Whitney's Bank issued and outstanding immediately prior to the Effective Time shall remain issued and outstanding from and after the Effective Time, and in the case of

Acquisition and Whitney's Bank, shall be the capital stock of the respective surviving entity in the Mergers.

         1.05. Tax Consequences. It is the intention of the parties hereto that the Mergers shall constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and that this Agreement shall constitute a "plan of reorganization" for purposes of
Section 368 of the Code.

         Section 2.  Conversion of Stock of Citizens

         2.01. Conversion. Subject to the provisions of this Section 2, at the Effective Time, by virtue of the Company Merger and without any action on the part of the holders thereof, the shares of Citizens common stock, par value $1.00 per share ("Citizens Common Stock"), shall be converted as follows:

                  (a)  Exchange   Ratio.   Except  for  (i)  shares  issued  and
outstanding immediately prior to the Effective Time as to which dissenters' rights have been perfected and not withdrawn or otherwise forfeited under
Section 131 of the LBCL ("Dissenters' Shares") and (ii) shares of Citizens Common Stock held by Citizens as treasury shares (which shall by reason of the Company Merger be cancelled), and subject to the provisions of Section 2.01(c) relating to fractional shares, each issued and outstanding share of Citizens Common Stock shall be converted into and become that number of shares of Whitney Common Stock that is equal to the quotient (the "Exchange Ratio") obtained by dividing the Maximum Deliverable Amount (as hereinafter defined) by the total number of issued and outstanding shares (not treasury shares) of Citizens Common Stock at the Effective Time.

                           (i)  Maximum  Deliverable  Amount.  The term "Maximum
Deliverable Amount" means the quotient obtained by dividing the Closing Amount (as defined below) by the Average Market Price (as defined below).

                           (ii)  Average  Market  Price.   The  "Average  Market
Price" shall be the average of the closing per share trading prices of Whitney Common Stock (adjusted appropriately for any stock split, stock dividend, recapitalization, reclassification or similar transaction which is effected, or for which a record date occurs) on the twenty (20) trading days preceding the fifth trading day immediately prior to the Effective Time, as reported in the Wall Street Journal (corrected for typographical errors); provided, however, that if the Average Market Price as calculated above is less than $25.50, the Average Market Price for purposes of this Section 2.01(a) shall be $25.50, and if the Average Market Price as calculated above is greater than $35.50, the Average Market Price for purposes of this Section 2.01(a) shall be $35.50.

                           (iii)  Closing  Amount.   The  term  "Closing Amount"
means the Aggregate Purchase Price (as defined below) minus the number of shares of Citizens Common Stock under option at the Effective Time (the "Closing Option Shares") multiplied by the difference of the quotient of the Aggregate Purchase Price plus the Closing Option Shares multiplied by the weighted average strike price per share of the Closing Option Shares divided by the number of shares of Citizens Common Stock outstanding at the Effective Time plus the Closing Option Shares and the weighted average strike price per share of the Closing Option Shares. The Closing Amount is further defined below:

                           The  Closing  Amount  =  Aggregate  Purchase  Price -
(Closing Option Shares * (((Aggregate Purchase Price + Closing Option Shares * Average Option Strike Price Per Share)/(Citizens Common Stock Outstanding + Closing Option Shares)) - Average Option Strike Price Per Share))

(iv) Aggregate Purchase Price. The term "Aggregate Purchase Price" is defined as $67,000,000 if the Average Market Price is $25.50 or above. If the Average Market Price drops below $25.50, the Aggregate Purchase Price will be equal to the Average Market Price multiplied by 2,627,451. In no event shall the value of the shares of Whitney Common Stock to be issued at the Closing exceed $67,000,000.

                  (b) Options. Each option under Citizens' Option Plans (as hereinafter defined) that is outstanding at the Effective Time shall be converted into an option to acquire shares of Whitney Common Stock in the manner set forth in Section 5.22 of this Agreement.

                  (c) Fractional Shares. In lieu of the issuance of fractional shares of Whitney Common Stock, each shareholder of Citizens, upon surrender of his or her certificate that immediately prior to the Effective Time represented Citizens Common Stock, other than Dissenters' Shares and shares of Citizens Common Stock held by Citizens as treasury shares (which shall by reason of the Company Merger be cancelled), shall receive a cash payment (without interest) equal to the fair market value at the Effective Time of any fraction of a share of Whitney Common Stock to which such holder would be entitled but for this provision. For purposes of calculating such payment, the fair market value of a fraction of a share of Whitney Common Stock at the Effective Time shall be such fraction multiplied by the Average Market Price.

                  (d) Exchange of Certificates. After the Effective Time, each holder of an outstanding certificate or certificates theretofore representing a share or shares of Citizens Common Stock, other than Dissenters' Shares and shares of Citizens Common Stock held by Citizens as treasury shares (which shall by reason of the Company Merger be cancelled), upon surrender thereof to the exchange agent selected by Whitney (the "Exchange Agent"), together with duly executed transmittal materials provided pursuant to Section 2.01(e) or upon compliance by the holder or holders thereof with the procedures of the Exchange Agent with respect to lost, stolen or destroyed certificates, shall be entitled to receive in exchange therefor any payment due in lieu of fractional shares and a certificate or certificates representing the number of whole shares of Whitney Common Stock into which such holder's shares of Citizens Common Stock were converted. Until so surrendered, each outstanding Citizens stock certificate shall be deemed for all purposes, other than as provided below with respect to the payment of dividends or other distributions (if any) in respect of Whitney Common Stock, to represent the number of whole shares of Whitney Common Stock into which such holder's Citizens Common Stock shall have been converted. Whitney may, at its option, refuse to pay any dividend or other distribution to holders of unsurrendered Citizens stock certificates until surrendered; provided, however, that upon the surrender and exchange of any Citizens stock certificates there shall be paid, to the extent not previously paid, to the record holders of the Whitney stock certificates issued in exchange therefor the amount, without interest, of accumulated dividends and distributions, if any, which have become payable with respect to the number of whole shares of Whitney Common Stock into which the shares of Citizens Common Stock theretofore represented by such certificates shall have been exchanged.

                  (e) Deposit. Promptly following the Effective Time, Whitney shall deposit or cause to be deposited with the Exchange Agent (i) certificates representing the shares of Whitney Common Stock and (ii) the cash in lieu of fractional shares to be issued and paid, as the case may be, in exchange for outstanding shares of Citizens Common Stock pursuant to this Section 2.

                  (f) Transmittal Materials. Promptly after the Effective Time, Whitney shall send or cause to be sent to each former shareholder of record of Citizens at the Effective Time, excluding the holders, if any, of Dissenters' Shares as to which dissenters' rights have been perfected and not withdrawn or otherwise forfeited under Section 131 of the LBCL, transmittal materials for use in exchanging certificates of Citizens Common Stock for certificates of Whitney Common Stock.

                  (g) Dissenters' Shares. Holders of Dissenters' Shares shall not be entitled to receive the shares of Whitney Common Stock and any unpaid dividends and distributions payable thereon pursuant to Section 2.01 and shall only be entitled to receive payment of the fair cash value of such shares in accordance with the provisions of Section 131 of LBCL unless and until such holders fail to perfect or effectively withdraw or lose their rights to appraisal and payment under the LBCL. If, after the Effective Time, any such holder fails to perfect or effectively withdraws or loses such right, such shares of Citizens Common Stock will be treated as if they had been converted into, at the Effective Time, the shares of Whitney Common Stock (and cash in lieu of fractional share), and any unpaid dividends and distributions payable thereon pursuant to Section 2.01, without interest thereon.

         2.02.  Closing  Transfer  Books.   At  the  Effective  Time,  the stock
transfer books of Citizens shall be closed and no transfer of shares of Citizens Common Stock shall be made thereafter.

         Section 3.  Representations and Warranties of Citizens

         Citizens and Bank represent and warrant to Whitney, Acquisition and Whitney's Bank that, as of the date on which Citizens delivers the Schedule of Exceptions to Whitney and as of the Closing Date, except as set forth in the Schedule of Exceptions:

         3.01.  Consolidated  Group;  Organization;  Qualification.   "Citizens'
consolidated group," as such term is used in this Agreement, consists of Citizens and the Bank. Citizens is

                                       5
a corporation duly organized, validly existing and in good standing under the laws of the State of Louisiana, and is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Bank is a national banking association, duly organized, validly existing and in good standing under the laws of the United States and is domiciled in the State of Louisiana. Each member of Citizens' consolidated group has all requisite corporate power and authority to own and lease its property and to carry on its business as it is currently being conducted and to execute this Agreement and the Merger Agreements to which it is a party and to consummate the transactions contemplated hereby, and is qualified and in good standing as a foreign corporation in all jurisdictions in which the failure to so qualify would have a material adverse effect on such member's financial condition, results of operations or business.

         3.02. Capital Stock; Other Interests. The authorized capital stock (i) of Citizens consists of 10,000,000 shares of Citizens Common Stock, of which 1,266,219 shares are issued and outstanding and 41,310 shares are held in its treasury; and (ii) of the Bank consists of 240,000 shares of common stock, of which 240,000 shares are issued and outstanding and no shares are held in its treasury. All issued and outstanding shares of capital stock of each member of Citizens' consolidated group have been duly authorized and are validly issued, fully paid and (except as provided in 12 U.S.C. Section 55) non-assessable, and all of the outstanding shares of the Bank are owned by Citizens, free and clear of all liens, charges, security interests, mortgages, pledges and other encumbrances. Other than options to acquire up to an aggregate of 120,000 shares of Citizens Common Stock, granted under the Option Plans (as hereinafter defined), no member of Citizens' consolidated group has outstanding any stock options or other rights to acquire any shares of its capital stock or any security convertible into such shares, or has any obligation or commitment to issue, sell or deliver any of the foregoing or any shares of its capital stock. The outstanding capital stock of each member of Citizens' consolidated group has been issued in compliance with all legal requirements and in compliance with any preemptive or similar rights. No member of Citizens' consolidated group has a subsidiary (other than Bank) or direct or indirect ownership interest exceeding 5% in any firm, corporation, partnership or other entity.

         3.03. Corporate Authorization; No Conflicts. Subject to the approval of this Agreement and the Merger Agreements by the shareholders of Citizens and the Bank, respectively, in accordance with the LBCL and applicable federal law, all corporate acts and other proceedings required of each member of Citizens' consolidated group for the due and valid authorization, execution, delivery and performance of this Agreement and the Merger Agreements and consummation of the Mergers have been validly taken. Subject to their approval by the shareholders of Citizens and the Bank and to such regulatory approvals as are required by law, this Agreement and the Merger Agreements are legal, valid and binding obligations of Citizens and the Bank and are enforceable against Citizens and the Bank, respectively, in accordance with the respective terms hereof and thereof, except that enforcement may be limited by bankruptcy, reorganization, insolvency and other similar laws and court decisions relating to or affecting the enforcement of creditors' rights generally and by general equitable principles. With respect to each member of Citizens' consolidated group, neither the execution, delivery or performance of this Agreement or the Merger Agreements, nor the

                                       6
consummation of the transactions contemplated hereby or thereby will (i) violate, conflict with, or result in a breach of any provision of, (ii) constitute a default (or an event which that, with notice or lapse of time or both, would constitute a default) under, (iii) result in the termination of or accelerate the performance required by, or (iv) result in the creation of any lien, security interest, charge or encumbrance upon any of its properties or assets under, any of the terms, conditions or provisions of its articles of incorporation or association or by-laws or any material note, bond, mortgage, indenture, deed of trust, lease, license, agreement or other instrument or obligation to or by which it or any of its assets is bound; or violate any order, writ, injunction, decree, statute, rule or regulation of any governmental body applicable to it or any of its assets.

         3.04. Financial Statements, Reports and Proxy Statements. Citizens has delivered to Whitney true and complete copies of (a) the consolidated balance sheets as of December 31, 1993 and December 31, 1994 of Citizens and its consolidated subsidiaries, the related consolidated statements of income, shareholders' equity and cash flows for the respective years then ended, the related notes thereto, and the report of its independent public accountants with respect thereto, as presented in Citizens' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (collectively, the "Financial Statements"), (b) the unaudited consolidated balance sheets as of June 30, 1994 and June 30, 1995 of Citizens and its consolidated subsidiaries, and the related unaudited statements of income, shareholders' equity and cash flows for the six-month periods then ended, as presented in Citizens' Quarterly Reports on Form 10-QSB filed with the SEC under the Exchange Act (collectively, the "Interim Financial Statements"),
(c) the annual report to the Board of Governors of the Federal Reserve System ("Federal Reserve Board") for the year ended December 31, 1994, of each member of Citizens' consolidated group required to file such reports, (d) all call reports, including all amendments thereto, made to the Office of the Comptroller of the Currency ("OCC") since December 31, 1991, of each member of Citizens' consolidated group required to file such reports, (e) Citizens' Annual Report to Shareholders for 1994 and all subsequent Quarterly Reports to Shareholders, (f) all reports filed since December 31, 1991 pursuant to the Securities Act of 1933, as amended (the "Securities Act") and pursuant to Section 13 or 15(d) of the Exchange Act, of each member of Citizens' consolidated group required to file such reports, and (g) all Proxy Statements disseminated to Citizens' shareholders or the shareholders of any of its subsidiaries at any time since December 31, 1991.

                  The Financial Statements and, except as indicated in the notes thereto or, as permitted by Form 10-Q and the rules and regulations of the SEC, the Interim Financial Statements, have been (and all financial statements delivered to Whitney as required by this Agreement will be) prepared in conformity with generally accepted accounting principles ("GAAP") applied on a basis consistent with prior periods, and present fairly, in conformity with GAAP the consolidated results of operations of Citizens' consolidated group for the respective periods covered thereby and the consolidated financial condition of its consolidated group as of the respective dates thereof. All call and other regulatory reports referred to above have been filed on the appropriate form and prepared in all material respects in accordance with such form's instructions and the applicable rules and regulations of the regulating federal agency. As of the date of the latest balance sheet forming part of the Interim Financial Statements (the

"Latest Balance Sheet"), no member of Citizens' consolidated group had, nor are any of any such member's assets subject to, any material liability, commitment, indebtedness or obligation (of any kind whatsoever, whether absolute, accrued, contingent, matured or unmatured) which is not reflected and adequately reserved against in accordance with GAAP. No report, including any report filed with the Federal Reserve Board, or other report, proxy statement or registration statement filed by any member of Citizens' consolidated group with the SEC, and no report made to shareholders of Citizens, as of the respective dates thereof, contained and no such report, proxy statement, registration statement or report to shareholders filed or disseminated after the date of this Agreement will contain, any untrue statement of a material fact or omitted, or will omit, to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The Financial Statements and Interim Financial Statements are supported by and consistent with a general ledger and detailed trial balances of investment securities, loans and commitments, depositors' accounts and cash balances on deposit with other institutions, copies of which have been made available to Whitney.

         3.05. Loan and Investment Portfolios. All loans, discounts and financing leases (in which a member of Citizens' consolidated group is lessor) reflected on the Latest Balance Sheet (a) were, at the time and under the circumstances in which made, made for good, valuable and adequate consideration in the ordinary course of business of its consolidated group, (b) are evidenced by genuine notes, agreements or other evidences of indebtedness and (c) to the extent secured, have been secured by valid liens and security interests which have been perfected, except (in the case of (c) above) for (x) such loans, discounts and financing leases for which specific reserves have been established as of June 30, 1995, and (y) such other loans, discounts and financing leases (the outstanding principal balances of which do not exceed in the aggregate $2,000,000) having material issues of collectibility for which specific reserves had not been established as of June 30, 1995. Accurate lists of all loans, discounts and financing leases as of the date of the Latest Balance Sheet (or a more recent date), and of the investment portfolios of each member of Citizens' consolidated group as of such date, have been delivered to Whitney. Except as specifically noted on the loan schedule attached to the Schedule of Exceptions, no member of Citizens' consolidated group is a party to any written or oral loan agreement, note or borrowing arrangement, including any loan guaranty, that was, as of the most recent month-end (i) delinquent by more than 30 days in the payment of principal or interest, (ii) known by any member of Citizens' consolidated group to be otherwise in material default for more than 30 days,
(iii) classified as "substandard," "doubtful," "loss," "other assets especially mentioned" or any comparable classification by any member of Citizens' consolidated group, the OCC or the FDIC, (iv) an obligation of any director, executive officer or 10% shareholder of any member of Citizens' consolidated group who is subject to Regulation O of the Federal Reserve Board (12 C.F.R.
Part 215), or any person, corporation or enterprise controlling, controlled by or under common control with any of the foregoing, or (v) in violation of any law, regulation or rule of any governmental authority, other than those that are immaterial in amount.

         3.06. Adequacy of Allowances for Losses. Each of the allowances for losses on loans, financing leases and other real estate shown on the Latest Balance Sheet is adequate in

                                       8
accordance with applicable regulatory guidelines and GAAP in all material respects, and there are no facts or circumstances known to Bank's Directors' Loan Review Committee which are likely to require in accordance with applicable regulatory guidelines or GAAP a future material increase in any such provisions for losses or a material decrease in any of the allowances therefor reflected in the Latest Balance Sheet except as contemplated by subsection 3.05(c)(y). Each of the allowances for losses on loans, financing leases and other real estate reflected on the books of Citizens' consolidated group at all times from and after the date of the Latest Balance Sheet is adequate in accordance with applicable regulatory guidelines and GAAP in all material respects, and there are no facts or circumstances known to Bank's Directors' Loan Review Committee which are likely to require in accordance with applicable regulatory guidelines or GAAP a future material increase in any of such provisions for losses or a material decrease in the allowances therefor reflected in the Latest Balance Sheet except as contemplated by subsection 3.05(c)(y).

         3.07. Absence of Certain Changes or Events. Since the date of the Latest Balance Sheet, no member of Citizens' consolidated group has declared, set aside for payment or paid any dividend to holders of, or declared or made any distribution on, any shares of Citizens' capital stock for Citizens except regular quarterly dividends of $.15 per share payable September 29, 1995. Since the date of the Latest Balance Sheet, there has been no event or condition of any character (whether actual or threatened) that has had, or can reasonably be anticipated to have, a material adverse effect on the financial condition, results of operations or business of Citizens' consolidated group, taken as a whole. Except as may result from the transactions contemplated by this Agreement, no such member has, since the date of the Latest Balance Sheet:

                  (a) borrowed any money or entered into any capital lease or, except in the ordinary course of business consistent with past practices, (i) lent any money or pledged any of its credit in connection with any aspect of its business whether as a guarantor, surety, issuer of a letter of credit or otherwise, (ii) mortgaged or otherwise subjected to any lien, encumbrance or other liability any of its assets, (iii) sold, assigned or transferred any of its assets in excess of $100,000 in the aggregate, or (iv) incurred any material liability, commitment, indebtedness or obligation (of any kind whatsoever, whether absolute or contingent);

                  (b) suffered any material damage, destruction or loss to immovable or movable property, whether or not covered by insurance;

                  (c) experienced any material change in asset concentrations as to customers or industries or in the nature and source of its liabilities or in the mix of interest-bearing versus non-interest bearing deposits;

                  (d) received notice or had knowledge or reason to believe that any material labor unrest exists among any of its employees or that any group, organization or union has attempted to organize any of its employees;



                                       9

                  (e) received notice that one or more substantial customers has terminated or intends to terminate such customers' relationship with it, with the result being a material adverse effect on the Bank;

                  (f) failed to operate its business in the ordinary course consistent with past practices, or failed to use reasonable efforts to preserve its business organization intact or to preserve the goodwill of its customers and others with whom it has business relations;

                  (g) incurred any material loss except for losses adequately reserved against on the date of this Agreement or on the Latest Balance Sheet and expenses associated with this transaction, or waived any material right in connection with any aspect of its business, whether or not in the ordinary course of business;

                  (h) forgiven any material debt owed to it, or canceled any of its claims or paid any of its noncurrent obligations or liabilities;

                  (i) made any capital expenditure or capital addition or betterment in excess of $50,000, except for $250,000 spent on the KMart branch and $200,000 for computer equipment (primarily teller machines);

                  (j) entered into any agreement requiring the payment, conditionally or otherwise, of any salary, bonus, extra compensation, pension or severance payment to any of its present or former directors, officers or employees, except such agreements as are terminable at will without any penalty or other payment by it or increased (except for increases of not more than 10% consistent with past practices) the compensation (including salaries, fees, bonuses, profit sharing, incentive, pension, retirement or other similar payments) of any such person whose annual compensation would, following such increase, exceed $50,000;

                  (k) except as required in accordance with GAAP, changed any accounting practice followed or employed in preparing the Financial Statements or Interim Financial Statements;

                  (l) made any loan, given any discount or entered into any financing lease which has not been (i) made, at the time and under the circumstances in which made, for good, valuable and adequate consideration in the ordinary course of business, (ii) evidenced by genuine notes, agreements or other evidences of indebtedness and (iii) fully reserved against in an amount sufficient in accordance with applicable regulatory guidelines to provide for all charge-offs reasonably anticipated in the ordinary course of business after taking into account all recoveries reasonably anticipated in the ordinary course of business; or

                  (m) entered into any agreement, contract or commitment to do any of the foregoing.

         3.08. Taxes. Each member of Citizens' consolidated group has timely filed all federal, state and local income, franchise, excise, real and personal property, employment and other tax

                                       10
returns, tax information returns and reports required to be filed, has paid all material taxes, interest payments and penalties as reflected therein which have become due, has made adequate provision for the payment of all such taxes accruable for all periods ending on or before the date of this Agreement (and will make such accruals through the Closing Date) to any city, parish, state, the United States or any other taxing authority, and is not delinquent in the payment of any material tax or material governmental charge of any nature. The consolidated federal income tax returns of Citizens' consolidated group have not been audited by the Internal Revenue Service since the date of Citizens' inception. No audit or examination is presently being conducted by any taxing authority nor has any member of Citizens' consolidated group received written notice from any such taxing authority of its intention to conduct any investigation or audit or to commence any such proceeding; no material unpaid tax deficiencies or additional liabilities of any sort have been proposed to any member of Citizens' consolidated group by any governmental representative, and no agreements for extension of time for the assessment of any tax have been entered into by or on behalf of any member of Citizens' consolidated group. Each such member has withheld from its employees (and timely paid to the appropriate governmental entity) proper and accurate amounts for all periods in material compliance with all tax withholding provisions of applicable federal, state and local laws (including, without limitation, income, social security and employment tax withholding for all forms of compensation).

         3.09. Title to Assets. (a) On the date of the Latest Balance Sheet, each member of Citizens' consolidated group had and, except with respect to assets disposed of for adequate consideration in the ordinary course of business since such date, now has, good and merchantable title to all real property and good and merchantable title to all other material properties and assets reflected on the Latest Balance Sheet, and has good and merchantable title to all real property and good and merchantable title to all other material properties and assets acquired since the date of the Latest Balance Sheet, in each case free and clear of all mortgages, liens, pledges, restrictions, security interests, charges and encumbrances of any nature except for (i) mortgages and encumbrances which secure indebtedness which is properly reflected in the Latest Balance Sheet or which secure deposits of public funds as required by law; (ii) liens for taxes accrued but not yet payable; (iii) liens arising as a matter of law in the ordinary course of business with respect to obligations incurred after the date of the Latest Balance Sheet, provided that the obligations secured by such liens are not delinquent or are being contested in good faith; (iv) such imperfections of title and encumbrances, if any, as do not materially detract from the value or materially interfere with the present use of any of such properties or assets or the potential sale of any of such owned properties or assets; and (v) capital leases and leases, if any, to third parties for fair and adequate consideration. Each member of Citizens' consolidated group owns, or has valid leasehold interests in, all material properties and assets used in the conduct of its business. Any real property and other material assets held under lease by any such member are held under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made or and proposed to be made of such property by such member of such property.

                  (b) With  respect  to each  lease of any  real  property  or a material amount of personal property to which any member of Citizens' consolidated group is a party, except for financing leases in which a member of such consolidated group is lessor, (i) such lease is in full force and effect in accordance with its terms; (ii) all rents and other monetary amounts that have become due and payable thereunder have been paid; (iii) there exists no default, or event, occurrence, condition or act, which with the giving of notice, the lapse of time or the happening of any further event, occurrence, condition or act would become a default under such lease; and (iv) the Mergers will not constitute a default or a cause for termination or modification of such lease.

                  (c) No member of Citizens' consolidated group has any legal obligation, absolute or contingent, to any other person to sell or otherwise dispose of any substantial part of its assets; or to sell or dispose of any of its assets except in the ordinary course of business consistent with past practices.

         3.10. Legal Matters. (a) To the knowledge of Citizens, (i) there is no material claim, action, suit, proceeding, arbitration or investigation pending in any court or before or by any governmental agency or instrumentality or arbitration panel or otherwise, or threatened against any member of Citizens' consolidated group nor (ii) do any facts or circumstances exist that would be likely to form the basis for any material claim against any member of Citizens' consolidated group that, if adversely determined, would have a material adverse effect on Citizens' consolidated group.

                  (b) Each member of Citizens' consolidated group has complied in all material respects with and is not in default in any material respect under (and has not been charged or threatened with or come under investigation with respect to any charge concerning any material violation of any provision
of) any federal, state or local law, regulation, ordinance, rule or order (whether executive, judicial, legislative or administrative) or any order, writ, injunction or decree of any court, agency or instrumentality.

                  (c) There are no material uncured violations, or violations with respect to which material refunds or restitution may be required, cited in any compliance report to any member of Citizens' consolidated group as a result of examination by any bank or bank holding company regulatory authority.

                  (d) No member of Citizens' consolidated group is subject to any written agreement, memorandum or order with or by any bank or bank holding company regulatory authority.

                  (e) To the knowledge of Citizens, there is no claim, action, suit, proceeding, arbitration, or investigation, pending or threatened, in which any material claim or demand is made or threatened to be made against any member of Citizens' consolidated group or any officer, director, advisory director or employee, in each case by reason of any person being or having been an officer, director, advisory director or employee of any such member.

         3.11. Employee Benefit Plans. (a) Except for the plans listed on the subsection of the Schedule of Exceptions that corresponds to this subsection (the "ERISA Plans"), no member of Citizens' consolidated group sponsors, maintains or contributes to, and no such member has at any time sponsored, maintained or contributed to, any employee benefit plan that is subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Each of the ERISA Plans has been maintained and administered in all material respects in compliance with its terms, the provisions of ERISA and all other applicable laws, and, where applicable, the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). No ERISA Plan, including any "party in interest" or "disqualified person" with respect thereto has engaged in a nonexempt prohibited transaction under Section 4975 of the Code or Section 502(i) of ERISA; there is no matter relating to any of the ERISA Plans pending or threatened, nor are there any facts or circumstances existing that could reasonably be expected to lead to (other than routine filings such as qualification determination filings), proceedings before, or administrative actions by, any governmental agency; there are no actions, suits or claims pending or threatened (including, without limitation, breach of fiduciary duty actions, but excluding routine uncontested claims for benefits) against any of the ERISA Plans or the assets thereof. Each member of Citizens' consolidated group has complied in all material respects with the reporting and disclosure requirements of ERISA and the Code. None of the ERISA Plans is a multi-employer plan within the meaning of Section 3(37) of ERISA. A favorable determination letter has been issued by the Internal Revenue Service with respect to each ERISA Plan that is intended to be qualified under Section 401(a) of the Code and the Internal Revenue Service has taken no action to revoke any such letter and nothing has occurred, whether by action or failure to act, which would cause the loss of such qualification. No member of Citizens' consolidated group has sponsored, maintained or made contributions to any plan, fund or arrangement subject to Title IV of ERISA or the requirements of Section 412 of the Code or providing for medical benefits, insurance coverage or other similar benefits for any period extending beyond the termination of employment, except as may be required under the "COBRA" provisions of ERISA and the Code.

                  (b) Set forth on the subsection of the Schedule of Exceptions corresponding to this subsection is a true and complete list of each benefit plan and benefit arrangement of any member of Citizens' consolidated group other than the ERISA Plans. True and complete copies of all plan (including ERISA
Plan) documents and written agreements (including all amendments and modifications thereof), together with copies of any tax determination letters, trust agreements, summary plan descriptions, insurance contracts, investment management agreements and the three most recent annual reports on form series 5500 with respect to such plan or arrangement have been made available to Whitney.

                  (c) All group health plans of any member of Citizens' consolidated group to which Section 4980B(f) of the Code or Section 601 of ERISA applies are in compliance in all material respects with continuation coverage requirements of Section 4980B(f) of the Code and Section 601 of ERISA and any prior violations of such sections have been cured prior to the date hereof.

                  (d) Each plan, fund or arrangement previously sponsored or maintained by any member of Citizens' consolidated group, or to which any member of Citizens' consolidated group previously made contributions which has been terminated by any member of Citizens' consolidated group was terminated in accordance with ERISA, the Code and the terms of such plan, fund or arrangement and no event has occurred and no condition exists that would subject any member of Citizens' consolidated group, Whitney, Acquisition or Whitney's Bank to any tax, penalty, fine or other liability as a result of, directly or indirectly, the termination of such plan, fund or arrangement.

                  (e) The current fair market value of the assets of each ERISA Plan subject to the provisions of Title IV of ERISA equals or exceeds the present value of the accrued benefits of each such plan as of the end of the most recent plan year, calculated on a termination and on-going basis, and there has been no material change likely to change the funding status of any such plan. No funding deficiency within the meaning of Section 412 of the Code exists with respect to any ERISA Plan. All contributions required or accrued under the terms of any plan (including any ERISA Plan) have been made and all insurance premiums required or accrued under the terms of any plan (including any ERISA plan) have been paid as of the date hereof.

         3.12. Insurance Policies. Each member of Citizens' consolidated group maintains in force insurance policies and bonds in such amounts and against such liabilities and hazards as are considered by it to be adequate. An accurate list of all such insurance policies is attached to the Schedule of Exceptions. No member of Citizens' consolidated group is now liable, nor has any such member received any notice of any material retroactive premium adjustment. All policies are valid and enforceable and in full force and effect, and no member of Citizens' consolidated group has received any notice of a material premium increase or cancellation with respect to any of its insurance policies or bonds. Within the last three years, no member of Citizens' consolidated group has been refused any basic insurance coverage sought or applied for (other than certain exclusions for coverage of certain events or circumstances as stated in such polices).

         3.13. Agreements. (a) No member of Citizens' consolidated group is a party to:

                           (i)  any collective bargaining agreement;

                           (ii)  other  than  the  employee  benefits  and plans
referred to in the section of the Schedule of Exceptions that corresponds to subsection 3.11 of this Agreement, any employment or other agreement or contract with or commitment to any employee except the agreements, arrangements, policies and practices referred to in the exceptions to subparagraph (j) of subsection 3.07 of this Agreement and such agreements as are terminable without penalty upon not more than 30 days notice by the employer;

                           (iii)  any  obligation of guaranty or indemnification
except such indemnification of officers, directors, employees and agents of Citizens' consolidated group as on the date of this Agreement may be provided in their respective articles of incorporation or association and by-laws (and no indemnification of any such officer, director, employee or agent has been authorized, granted or awarded), except if entered into in the ordinary course of business with respect to customers of any member of Citizens' consolidated group, letters of credit, guaranties of endorsements and guaranties of signatures;

                           (iv)  any agreement, contract or  commitment which is
or if performed will be materially adverse to the financial condition, results of operations or business of Citizens' consolidated group; or

                           (v)  any agreement, contract or commitment containing
any covenant limiting the freedom  of any member of Citizens' consolidated group
(x) to engage in any line of business permitted by regulatory authorities, (y) to compete with any person in a line of business permitted by applicable regulatory guidelines to be engaged in by bank holding companies or Louisiana state or national banks, as applicable to the Bank, or (z) to fulfill any of its requirements or needs for services or products (including, for example, contracts with vendors to supply customers with credit insurance); or

                           (vi)  any  written  agreement,  memorandum,   letter,
order or decree, formal or informal, with any federal or state regulatory agency.

                  (b) The subsection of the Schedule of Exceptions that corresponds to this subsection contains a list of each material agreement, contract or commitment (except those entered into in the ordinary course of business with respect to loans, lines of credit, letters of credit, depositor agreements, certificates of deposit and similar banking activities and equipment maintenance agreements which are not material) to which any member of Citizens' consolidated group is a party or which affects any such member. To Citizens' knowledge, no member of Citizens' consolidated group has in any material respect breached, nor is there any pending or threatened claim that it has materially breached, any of the terms or conditions of any of such agreements, contracts or commitments.

         3.14. Licenses, Franchises and Governmental Authorizations. Each member of Citizens' consolidated group possesses all licenses, franchises, permits and other governmental authorizations necessary for the continued conduct of its business. The deposits of the Bank are insured by the FDIC to the extent provided by applicable law, and there are no pending or threatened proceedings to revoke or modify that insurance or for relief under 12 U.S.C. Section 1818.

         3.15. Corporate Documents. Citizens has delivered to Whitney, with respect to each member of Citizens' consolidated group, true and correct copies of its articles of incorporation or articles of association, and its by-laws, all as amended. All of the foregoing and all of the corporate minutes and stock transfer records of each member of Citizens' consolidated group are current, complete and correct in all material respects.

         3.16. Certain Transactions. No past or present director, executive officer or five percent shareholder of any member of Citizens' consolidated group has, since January 1, 1991, engaged in any transaction or series of transactions which, if such member had been subject to Section 14(a) of the Exchange Act, would have been would be required to be disclosed pursuant to Item 404 of Regulation S-K of the Rules and Regulations of the SEC, other than transactions which were so disclosed.

         3.17. Broker's or Finder's Fees. Except for The Robinson-Humphrey Company, Inc., no agent, broker, investment banker, investment or financial advisor or other person acting on behalf of any member of Citizens' consolidated group is entitled to any commission, broker's or finder's fee from any of the parties hereto in connection with any of the transactions contemplated by this Agreement.

         3.18. Environmental Matters. (a) (i) Each member of Citizens' consolidated group has obtained all material permits, licenses and other authorizations that are required to be obtained by it under any applicable Environmental Law Requirements (as hereinafter defined) in connection with the operation of its businesses and ownership of its properties (collectively, the "Subject Properties"), including without limitation, to the knowledge of Citizens', properties acquired by foreclosure or in settlement of loans;

                           (ii)  Each member of Citizens'  consolidated group is
in compliance with all terms and conditions of such permits, licenses and authorizations and with all applicable Environmental Law Requirements, except for such noncompliance as would not reasonably be expected to have, individually or in the aggregate, a material adverse effect on the financial condition, results of operations or business of Citizens and its consolidated group, taken as a whole;

                           (iii)  There   are   no   past  or   present  events,
conditions, circumstances, activities or plans by any member of Citizens' consolidated group related in any manner to any member of Citizens' consolidated group or the Subject Properties that did or would violate or prevent compliance or continued compliance with any of the Environmental Law Requirements, or give rise to any Environmental Liability, as hereinafter defined, except for such as would not reasonably be expected to have, individually or in the aggregate, a material adverse effect on the financial condition, results of operations or business of Citizens and its consolidated group, taken as a whole;

                           (iv)  To  Citizens'  knowledge,  there  is  no civil,
criminal or administrative action, suit, demand, claim, order, judgment, hearing, notice or demand letter, notice of violation, investigation or proceeding pending or threatened by any person against any member of Citizens' consolidated group, or any prior owner of any of the Subject Properties which relates to the Subject Properties and relates in any way to any Environmental Law Requirement or seeks to impose any Environmental Liability; and

                           (v)  To  Citizens'  knowledge, no member of Citizens'
consolidated group is subject to or responsible for any material Environmental Liability which is not set forth and adequately reserved against on the Latest Balance Sheet.

                  (b)  "Environmental  Law  Requirement"  means  all  applicable present and future statutes, regulations, rules, ordinances, codes, licenses, permits, orders, approvals, plans, authorizations, concessions, franchises and similar items, of all governmental agencies, departments, commissions, boards, bureaus, or instrumentalities of the United States, states and political subdivisions thereof and all applicable judicial, administrative, and regulatory decrees, judgments and orders relating to the protection of human health or the environment, including without limitation: (A) all requirements, including but not limited to those pertaining to reporting, licensing, permitting, investigation, and remediation of emissions, discharges, releases, or threatened releases of Hazardous Materials (as such term is defined below), chemical substances, pollutants, contaminants, or hazardous or toxic substances, materials or wastes whether solid, liquid, or gaseous in nature, into the air, surface water, groundwater, or land, or relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of Hazardous Materials, chemical substances, pollutants, contaminants, or hazardous or toxic substances, materials or wastes, whether solid, liquid, or gaseous in nature; (B) all requirements pertaining to protection of the health and safety of employees or the public; and (C) all requirements pertaining to the (i)
drilling, production, and abandonment of oil and gas wells, (ii) the transportation of produced oil and gas, and (iii) the remediation of sites related to that drilling, production or transportation.

                  (c) "Hazardous Materials" shall mean: (A) Any "hazardous substance" as defined by either the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (42 USC Section 9601, et seq.) ("CERCLA") as amended from time to time, or regulations promulgated thereunder; (B) asbestos; (C) polychlorinated biphenyls; (D) any "regulated substance" as defined by 40 C.F.R. Section 280.12, or the Louisiana Administrative Code; (E) any naturally occurring radioactive material ("NORM"), as defined by applicable federal or state laws or regulations as amended from time to time, irrespective of whether the NORM is located in Louisiana or another jurisdiction; (F) any non-hazardous oilfield wastes ("NOW") defined under applicable federal or state laws or regulations, irrespective of whether those wastes are located in Louisiana or another jurisdiction; (G) any substance the presence of which on the Subject Properties is prohibited by any lawful rules and regulations of legally constituted authorities from time to time in force and effect relating to the Subject Properties; and (H) any other substance which by any such rule or regulation requires special handling in its collection, storage, treatment or disposal.

                  (d) "Environmental Liability" shall mean (i) any liability or obligation arising under any Environmental Law Requirement, or (ii) any liability or obligation under any other theory of law or equity (including without limitation any liability for personal injury, property damage or remediation) that results from, or is based upon or related to, the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling, or the emission, discharge, release or threatened release into the environment, of any Hazardous Material, pollutant, contaminant, chemical, or industrial, toxic or hazardous substance or waste.

         3.19. Compliance with Laws. Each member of Citizens' consolidated group is in compliance with all applicable laws, rules, regulations, orders, writs, judgments and decrees the noncompliance with which reasonably could be expected to have a material adverse effect on the financial condition, results of operations or business of Citizens' consolidated group taken as a whole. There are no material uncured violations, or violations with respect to which material refunds or restitution may be required, cited in any compliance report to any member of Citizens' consolidated group as a result of examination by any bank or bank holding company regulatory authority, except those cited in examination reports previously submitted to, and reviewed by, Whitney.

         3.20. Intellectual Property. Each member of Citizens' consolidated group owns all trademarks, tradenames, service marks and other intellectual property that is material to the conduct of its business.

         3.21. Community Reinvestment Act. The Bank has complied in all material respects with the provisions of the Community Reinvestment Act ("CRA") and the rules and regulations thereunder, have CRA ratings of not less than "satisfactory," and have received no material criticism from regulators with respect to discriminatory lending practices, and have no knowledge of any conditions or circumstances that are likely to result in CRA ratings of less than "satisfactory" or material criticism from regulators with respect to discriminatory lending practices.

         3.22. Accuracy of Statements. No warranty or representation made or to be made by any member of Citizens' consolidated group in this Agreement or in any document furnished or to be furnished by any member of Citizens' consolidated group pursuant to this Agreement contains or will contain, as of the date of this Agreement, the effective date of the Registration Statement (as defined in subsection 5.14 hereof) and the Closing Date, an untrue statement of a material fact or an omission of a material fact necessary to make the statements contained herein and therein, in light of the circumstances in which they are made, not misleading.

         Section 4. Representations and Warranties of Whitney, Acquisition and Whitney's Bank

                  Whitney, Acquisition and Whitney's Bank represent and warrant to Citizens and the Bank that as of the date hereof and as of the Closing Date:

         4.01. Consolidated Group; Organization; Qualification. "Whitney's consolidated group," as such term is used in this Agreement, consists of Whitney, Acquisition and Whitney's Bank and, in addition includes Whitney Bank of Alabama and several other subsidiaries. Whitney is a corporation duly organized and validly existing under the laws of the State of Louisiana and is a bank holding company within the meaning of the Bank Holding Company Act. Acquisition is a corporation duly organized and validly existing under the laws of the State of Louisiana. Acquisition has been incorporated and organized to facilitate the Company Merger and has conducted no other business activity prior to the date of this Agreement. Whitney's Bank is a national banking association duly organized and validly existing and in good standing under the laws of the United States of America. Whitney, Acquisition and Whitney's Bank have all requisite corporate power and authority to own and lease its property and to carry on its business as it is currently being conducted and to execute and deliver this Agreement and the Merger Agreements to which it is a party and to consummate the transactions contemplated hereby, and is qualified and in good standing as a foreign corporation in all jurisdictions in which the failure to so qualify would have a material adverse effect on its financial condition, results of operations or business.

                                        18

         4.02. Capital Stock. As of the date of this Agreement, the authorized capital stock of Whitney consists of 40,000,000 of Whitney Common Stock. As of September 26, 1995, 14,832,410 shares of Whitney Common Stock were issued and outstanding and 564,554 shares were held in its treasury. All issued and outstanding shares of capital stock of Whitney and Whitney's Bank have been duly authorized and are validly issued, fully paid and (except as provided in 12
U.S.C. Section 55) non-assessable. The outstanding capital stock of Whitney, Acquisition and Whitney's Bank has been issued in compliance with all legal requirements and any preemptive or similar rights. Whitney owns all of the issued and outstanding shares of capital stock of Acquisition and Whitney's Bank free and clear of all liens, charges, security interests, mortgages, pledges and other encumbrances.

         4.03. Corporate Authorization; No Conflicts. All corporate acts and other proceedings required of Whitney, Acquisition and Whitney's Bank for the due and valid authorization, execution, delivery and performance of this Agreement and the Merger Agreements and consummation of the Mergers have been validly and appropriately taken. Subject to such regulatory approvals as are required by law, this Agreement and the Merger Agreements are legal, valid and binding obligations of Whitney, Acquisition and Whitney's Bank as the case may be, and are enforceable against them in accordance with the respective terms of such agreements, except that enforcement may be limited by bankruptcy, reorganization, insolvency and other similar laws and court decisions relating to or affecting the enforcement of creditors' rights generally and by general equitable principles. With respect to each of Whitney, Acquisition and Whitney's Bank, neither the execution, delivery or performance of this Agreement or the Merger Agreements, nor the consummation of the transactions contemplated hereby or thereby will (i) violate, conflict with, or result in a breach of any provision of, (ii) constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, (iii) result in the termination of or accelerate the performance required by, or (iv) result in the creation of any lien, security interest, charge or encumbrance upon any of its properties or assets under, any of the terms, conditions or provisions of its articles of incorporation or by-laws (or comparable documents) or any material note, bond, mortgage, indenture, deed of trust, lease, license, agreement or other instrument or obligation to or by which it or any of its assets is bound; or violate any order, writ, injunction, decree, statute, rule or regulation of any governmental body applicable to it or any of its assets.

         4.04. Financial Statements; Reports and Proxy Statements. (a) Whitney has delivered to Citizens true and complete copies of (i) the consolidated balance sheets as of December 31, 1993 and December 31, 1994 of Whitney and its consolidated subsidiaries, the related consolidated statements of operations, changes in shareholders' equity and cash flows for the respective years then ended, the related notes thereto, and the report of its independent public accountants with respect thereto, as presented in Whitney's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the SEC (collectively, the "Whitney Financial Statements") and (ii) the unaudited consolidated balance sheet as of June 30, 1995 of Whitney and its consolidated subsidiaries and the related unaudited statements of operations and cash flows for the six month period then ended, as presented in Whitney's quarterly report on Form 10-Q filed with the SEC (collectively, the "Whitney's Interim Financial Statements").


                                       19

                  (b) The Whitney Financial Statements and the Whitney Interim Financial Statements (each as defined in Schedule 4.04) have been prepared in conformity with GAAP applied on a basis consistent with prior periods, and present fairly, in conformity with GAAP, the consolidated results of operations of Whitney's consolidated group for the respective periods covered thereby and the consolidated financial condition of its consolidated group as of the respective dates thereof. All call and other regulatory reports have been filed on the appropriate form and prepared in all material respects in accordance with such form's instructions and the applicable rules and regulations of the regulating federal agency. As of the date of the latest balance sheet forming part of the Whitney Interim Financial Statements (the "Whitney Latest Balance Sheet"), no member of Whitney's consolidated group had, nor were any of any of such member's assets subject to, any material liability, commitment, indebtedness or obligation (whether absolute, contingent, matured or unmatured), which is not reflected and adequately reserved against in the Whitney Latest Balance Sheet in accordance with GAAP. No report filed with Federal Reserve Board or other bank regulatory body, as of the respective dates thereof, contained and no such report filed after the date of this Agreement will contain, any untrue statement of a material fact or omitted, or will omit, to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading.

         4.05. Legality of Whitney Securities. All shares of Whitney Common Stock to be issued pursuant to the Company Merger have been duly authorized and, when issued pursuant to the Company Merger Agreement, will be validly and legally issued, fully paid and non-assessable, and will be, at the time of their delivery, free and clear of all liens, charges, security interests, mortgages, pledges and other encumbrances and any preemptive or similar rights.

         4.06. SEC Reports. Whitney has previously delivered to Citizens an accurate and complete copy of the following Whitney reports filed with the SEC pursuant to the Exchange Act: (a) annual reports on Form 10-K for the years ended December 31, 1992, 1993 and 1994; (b) quarterly reports on Form 10-Q for the three months ended March 31 and June 30, 1995; and (c) proxy statements for the years 1993, 1994 and 1995; as of their respective dates, no such Report or communication contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Whitney has timely filed all reports and other documents required to be filed by it under the Securities Act and the Exchange Act.

         4.07. Absence of Certain Changes or Events. Since the date of the Whitney Latest Balance Sheet, there has been no event or condition of any character (whether actual or threatened) that has had, or can reasonably be anticipated to have, a material adverse effect on the financial condition, results of operations or business of Whitney's consolidated group taken as a whole.

         4.08.  Legal Matters.  (a)   There  are  no  material  actions,  suits,
proceedings, arbitrations or investigations pending or, to Whitney's knowledge threatened, against any member of

                                       20

Whitney's consolidated group which would be required to be disclosed in a Form 10-K or Form 10-Q pursuant to Item 103 of Regulation S-K of the SEC's Rules and Regulations that are not so disclosed.

                  (b) There are no material uncured violations, or violations with respect to which material refunds or restitution may be required, cited in any compliance report to any member of Whitney's consolidated group as a result of examination by any bank or bank holding company regulatory authority.

                  (c) No member of Whitney's consolidated group is subject to any written agreement, memorandum or order or decree with or by any bank or bank holding company regulatory authority.

         4.09. Accuracy of Statements. No warranty or representation made or to be made by any member of Whitney's consolidated group in this Agreement or in any document furnished or to be furnished by any member of Whitney's consolidated group pursuant to this Agreement contains or will contain, as of the date of this Agreement, the effective date of the Registration Statement (as defined in Subsection 5.14 hereof) and the Closing Date, an untrue statement of a material fact or an omission of a material fact necessary to make the statements contained herein and therein, in light of the circumstances in which they are made, not misleading.

         Section 5. Covenants and Conduct of Parties Prior to the Effective Date. The parties further covenant and agree as follows:

         5.01. (a) Investigations; Planning. Each member of Citizens' consolidated group shall continue to provide to Whitney, Acquisition and Whitney's Bank and to their authorized representatives full access during all reasonable times to its premises, properties, books and records (including, without limitation, all corporate minutes and stock transfer records), and to furnish Whitney, Acquisition and Whitney's Bank and such representatives with such financial and operating data and other information of any kind respecting its business and properties as Whitney, Acquisition and Whitney's Bank shall from time to time reasonably request. Any investigation shall be conducted in a manner which does not unreasonably interfere with the operation of the business of Citizens' consolidated group. Each member of Citizens' consolidated group agrees to cooperate with Whitney, Acquisition and Whitney's Bank in connection with planning for the efficient and orderly combination of the parties and the operation of Whitney, Acquisition and Whitney's Bank after consummation of the Mergers. In the event of termination of this Agreement prior to the Effective Date, Whitney and Acquisition shall, except to any extent necessary to assert any rights under this Agreement or the Merger Agreements, return, without retaining copies thereof, or destroy (and certify to same under penalty of perjury) all confidential or non-public documents, work papers and other materials obtained from Citizens' consolidated group in connection with the transactions contemplated hereby and shall keep such information confidential, not disclose such information to any other person or entity except as may be required by legal process, and not use such information in connection with its business, and shall cause all of its employees, agents and representatives to keep such information confidential and not to disclose such information or to use it in connection

                                       21
with its business, in each case unless and until such information shall come into the public domain through no fault of Whitney, Acquisition and Whitney's Bank. Whitney and Whitney's Bank shall continue to provide Citizens' executive officers with access to their respective executive officers, during normal business hours and upon reasonable notice, to discuss the business and affairs of Whitney and Whitney's Bank to the extent customary in transactions of the nature contemplated by this Agreement.

                  (b) Delivery of Schedules of Exceptions; Due Diligence. Whitney and Citizens stipulate that they have entered into this Agreement prior to Citizens' delivery of its consolidated group's Schedule of Exceptions and prior to Whitney's completion of Whitney's customary due diligence investigation of Citizens. Citizens shall deliver to Whitney, on or before the 14th day following the date hereof, its consolidated group's Schedule of Exceptions. Upon such delivery, such Schedules shall be initialed on behalf of Whitney and Citizens, shall be appended hereto and shall form a part hereof for all purposes. If Citizens fails to deliver its consolidated group's Schedule of
Exceptions on or before the 14th day following the date hereof, Whitney may terminate this Agreement without liability by giving written notice of termination to Citizens. Whitney's due diligence review shall be concluded during a 21 calendar day period commencing on the first business day following Citizens' delivery to Whitney of its Schedule of Exceptions as provided herein (the "Review Period"). At or prior to expiration of the Review Period, Whitney shall elect, by written notice to Citizens, to either (a) proceed to the Closing (subject to the satisfaction or waiver of all other conditions to Closing) or
(b) terminate the Agreement (without liability to Citizens or the Bank except as set forth in the last sentence of this Section 5.01(b)) if, in its sole and absolute discretion, it is not satisfied with the results of such due diligence review or for any other reason. Absent timely delivery of written notice electing to terminate this Agreement, Whitney shall be deemed to have elected to proceed to the Closing, subject to all other terms and conditions of this Agreement. If, after receiving Citizens' Schedule of Exceptions, Whitney elects to terminate this Agreement pursuant to the sixth sentence of this Section 5.01(b), then notwithstanding any other provision hereof, Whitney shall reimburse Citizens for the reasonable out-of-pocket expenses actually incurred by it in connection with the transactions contemplated by this Agreement through the date of termination up to a maximum of $150,000.

         5.02. Cooperation and Best Efforts. Each of the parties hereto will cooperate with the other parties and use its best efforts to (a) procure all necessary consents and approvals of third parties, (b) complete all necessary filings, registrations, applications, schedules and certificates, (c) satisfy all requirements prescribed by law for, and all conditions set forth in this Agreement to, the consummation of the Mergers and the transactions contemplated hereby and by the Merger Agreements, and (d) effect the transactions contemplated by this Agreement and the Merger Agreements at the earliest practicable date.

         5.03. Information for, and Preparation of, Registration Statement and Proxy Statement. Each of the parties hereto will cooperate in the preparation of the Registration Statement referred to in Section 5.14 and a proxy statement of Citizens (the "Proxy Statement") which complies with the requirements of the Securities Act of 1933 (the "Securities Act"), the Exchange Act, the rules and regulations promulgated thereunder and other applicable federal and

                                       22
state laws, for the purpose of submitting this Agreement, the Company Merger Agreement and the transactions contemplated hereby and thereby to Citizens' shareholders for approval. Each of the parties will as promptly as practicable after the date hereof furnish all such data and information relating to it and its subsidiaries as any of the other parties may reasonably request for the purpose of including such data and information in the Registration Statement and the Proxy Statement.

         5.04. Approval of Merger Agreements. Whitney, as the sole shareholder of Acquisition and Whitney's Bank, shall take all action necessary to effect shareholder approval of the Merger Agreements.

         5.05. Press Releases. Whitney and Citizens will cooperate with each other in the preparation of any press releases announcing the execution of this Agreement or the consummation of the transactions contemplated hereby. Without the prior written consent of the chief executive officer of the other party, no member of Citizens' consolidated group or Whitney's consolidated group will issue any press release or other written statement for general circulation relating to the transactions contemplated hereby, except as may otherwise be required by law and, if practical, prior notice of such release is provided to the other parties. Whitney agrees that it will make a press release with respect to the results of operations of Whitney and its consolidated group as promptly as practicable following receipt of financial results covering at least thirty
(30) days of post-mergers combined operations of Whitney to permit the termination of the limitations set forth in the Shareholder Commitments on the ability of each person referred to in Section 5.10 to resell shares of Whitney Common Stock in a manner inconsistent with Whitney's ability to account for the Mergers as a pooling of interests.

         5.06. Preservation of Business. To the extent consistent with sound business practices, each member of Citizens' consolidated group will use its best efforts to preserve the possession and control of all of its assets other than those consumed or disposed of for value in the ordinary course of business to preserve the goodwill of customers and others having business relations with it and to do nothing knowingly to impair its ability to keep and preserve its business as it exists on the date of this Agreement.

         5.07. Conduct of Business in the Ordinary Course. Each member of Citizens' consolidated group shall conduct its business only in the ordinary course consistent with past practices, and shall not, without the prior written consent of the chief executive officer of Whitney or his duly authorized designee:

                  (a) except for the declaration and payment of (i) a 1995 year-end dividend, which, when combined with the other four dividends previously or contemporaneously paid during 1995, will not exceed 22% of net income after taxes for 1995 of Citizens' consolidated group and (ii) regular quarterly dividends during 1996 in the amount of $.15 per share (at the customary time each quarter) until the Effective Time of the Mergers, declare, set aside, increase or pay any dividend, or declare or make any distribution on, or directly or indirectly combine, redeem, reclassify, purchase, or otherwise acquire, any shares of its capital stock or authorize the creation or issuance of or issue any additional shares of its capital stock or any

                                       23
securities or obligations convertible into or exchangeable for its capital stock, provided that this subparagraph shall not prevent dividends or distributions from any member of Citizens' consolidated group to any other member of such consolidated group or any issuance of shares of capital stock of Citizens upon exercise of options granted prior to the date hereof under the Option Plans (as defined herein);

                  (b) amend its articles of incorporation or association or by-laws or adopt or amend any resolution or agreement concerning indemnification of its directors or officers;

                  (c) enter into or modify any agreement so as to require the payment, conditionally or otherwise, of any salary, bonus, extra compensation, pension or severance payment to any of its present or former directors, officers or employees except (i) such agreements as are terminable at will without any penalty or other payment by it, or increase the compensation (including salaries, fees, bonuses, profit sharing, incentive, pension, retirement or other similar benefits and payments) of any such person in any manner inconsistent with its past practices; (ii) after consultation with Whitney's chief executive officer, bonuses to non- executive officers in amounts in an aggregate amount not exceeding $150,000 and (iii) December 1995 bonuses in addition to the bonuses set forth in Section 5.07(c)(ii) to employees not to exceed in the aggregate $525,000;

                  (d) except as described in the Schedule of Exceptions or except in the ordinary course of business consistent with past practices, place or suffer to exist on any of its assets or properties any mortgage, pledge, lien, charge or other encumbrance, except those of the character described in subsection 3.09 hereof, or cancel any material indebtedness owing to it or any claims which it may have possessed, or waive any right of substantial value or discharge or satisfy any material noncurrent liability;

                  (e) acquire another business or merge or consolidate with another entity, or sell or otherwise dispose of a material part of its assets or, except in the ordinary course of business consistent with past practices or as described in the Schedule of Exceptions;

                  (f) commit any act that is intended or reasonably may be expected to result in any of its representations and warranties set forth in this Agreement being or becoming untrue in any material respect, or in any of the conditions to the Mergers set forth in Section 6 not being satisfied, or in a violation of any provision of this Agreement, except, in every case, as may be required by applicable law;

                  (g) commit or fail to take any act which act or omission is intended or reasonably may be expected to result in a material breach or violation of any applicable law, statute, rule, governmental regulation or order;

                  (h) fail to maintain its books, accounts and records in the usual manner on a basis consistent with that heretofore employed;



                                       24

                  (i) fail to pay, or to make adequate provision in all material respects for the payment of, all taxes, interest payments and penalties due and payable (for all periods up to the Effective Date, including that portion of its fiscal year to and including the Effective Date) to any city, parish, state, the United States or any other taxing authority, except those being contested in good faith by appropriate proceedings and for which sufficient reserves have been established;

                  (j) dispose of investment securities in amounts or in a manner inconsistent with past practices; or make investments in non-investment grade securities or which are inconsistent with past investment practices;

                  (k)  enter into any new line of non-banking business;

                  (l) (i) except as described in the Schedule of Exceptions, charge off (except as may otherwise be required by law or by regulatory authorities or by GAAP consistently applied) or sell (except for a price not materially less than the value thereof) any of its portfolio of loans, discounts or financing leases, or (ii) except as set forth on Schedule of Exceptions, sell any asset held as other real estate or other foreclosed assets for an amount materially less than 100% of its book value at the date of the Latest Balance Sheet;

                  (m) make any extension of credit which, when added to all other extensions of credit to a borrower and its affiliates, would exceed Citizens' or the Bank's applicable regulatory lending limits;

                  (n) take or cause to be taken any action which would disqualify the Mergers as a "pooling of interests" for accounting purposes or as a "reorganization" within the meaning of Section 368(a) of the Code; or

                  (o)  agree or commit to do any of the foregoing.

         5.08. Additional Information. Citizens will provide Whitney and Whitney will provide Citizens (a) with prompt written notice of any material adverse change in the financial condition, results of operations, business or prospects of any member of its consolidated group, any material breach by any such member of any of its warranties, representations or covenants in this Agreement, or any material action taken or proposed to be taken with respect to any member of its consolidated group by any regulatory agency, (b) as soon as they become available, copies of any financial statements, reports and other documents of the type referred to in subsection 3.04 with respect to each member of its consolidated group, and (c) promptly upon its dissemination, any report disseminated to its shareholders.

         5.09. Citizens Shareholder Approval. Citizens' Board of Directors shall submit this Agreement and the Company Merger Agreement to its shareholders for approval in accordance with the applicable law, together with its recommendation that such approval be given, at a special meeting of the shareholders of Citizens duly called and convened for that purpose as soon as practicable after the effective date of the Registration Statement. Citizens, as the sole

                                       25
shareholder of the Bank, shall take all action to effect shareholder approval of the Bank Merger Agreement.

         5.10. Restricted Whitney Common Stock. Citizens will use its best efforts to obtain by the Closing Date an agreement from each person who is a director, executive officer or 5% beneficial owner of securities of Citizens who will receive shares of Whitney Common Stock by virtue of the Mergers to the effect that such person will not dispose of any Whitney Common Stock received pursuant to the Mergers in violation of Rule 145 of the Securities Act or the rules and regulations of the SEC thereunder or in a manner that would disqualify the transactions contemplated hereby from pooling of interests accounting treatment.

         5.11. Loan Policy. No member of Citizens' consolidated group will make any loans, or enter into any commitments to make loans, which vary other than in immaterial respects from its written loan policies, a true and correct copy of which loan policies will be provided to Whitney concurrently with Citizens' Schedule of Exceptions, provided that this covenant shall not prohibit the Bank from extending or renewing credit or loans in the ordinary course of business consistent with past lending practices or in connection with the workout or renegotiation of loans currently in its loan portfolio.

         5.12. No Solicitations. Prior to the Effective Time or until the termination of this Agreement, no member of Citizens' consolidated group shall, without the prior approval of Whitney, directly or indirectly, solicit or initiate inquiries or proposals with respect to, or, except to the extent determined by the Board of Directors of Citizens in good faith, after consultation with its financial advisors and its legal counsel, to be required to discharge properly the directors' fiduciary duties to Citizens' consolidated group and its shareholders, furnish any information relating to, or participate in any negotiations or discussions concerning, any Acquisition Transaction (as defined in Section 7.01) or any other acquisition or purchase of all or a substantial portion of its assets, or of a substantial equity interest in it or withdraw its recommendation to the shareholders of Citizens of the Mergers or make a recommendation of any other Acquisition Transaction, or any business combination with it, other than as contemplated by this Agreement (and in no event will any such information be supplied except pursuant to a confidentiality agreement in form and substance as to confidentiality substantially the same as the confidentiality agreement between Citizens and Whitney); and each such member shall instruct its officers, directors, agents and affiliates to refrain from doing any of the above, and will notify Whitney immediately if any such inquiries or proposals are received by it, any such information is requested from it, or any such negotiations or discussions are sought to be initiated with it or any of its officers, directors, agents and affiliates; provided, however, that nothing contained herein shall be deemed to prohibit any officer or director of Citizens or the Bank from taking any action that the Board of Directors of Citizens or the Bank, as the case may be, determines, in good faith after consultation with and receipt of an opinion of counsel, is required by law or is required to discharge his fiduciary duties to Citizens' consolidated group and its shareholders.

         5.13. Operating Functions. Each member of Citizens' consolidated group agrees to cooperate in the consolidation of appropriate operating functions with Whitney to be effective

                                       26
on the Effective Date, provided that the foregoing shall not be deemed to require any action that, in the opinion of such member's Board of Directors, would adversely affect its operations if the Mergers were not consummated.

         5.14. Whitney Registration Statement. (a) Whitney will prepare and file on Form S-4 a registration statement (the "Registration Statement") under the Securities Act (which will include the Proxy Statement) complying with all the requirements of the Securities Act applicable thereto, for the purpose, among other things, of registering the Whitney Common Stock which will be issued to the holders of Citizens Common Stock pursuant to the Mergers. Whitney shall use its best efforts to cause the Registration Statement to become effective as soon as practicable, to qualify the Whitney Common Stock under the securities or blue sky laws of such jurisdictions as may be required and to keep the Registration Statement and such qualifications current and in effect for so long as is necessary to consummate the transactions contemplated hereby. As a result of the registration of the Whitney Common Stock pursuant to the Registration Statement, such stock shall be freely tradeable by the shareholders of Citizens except to the extent that the transfer of any shares of Whitney Common Stock received by shareholders of Citizens is subject to the provisions of Rule 145 under the Securities Act or restricted under applicable tax or pooling of interests rules.

                  (b) Whitney will indemnify and hold harmless each member of Citizens' consolidated group and each of their respective directors, officers and other persons, if any, who control Citizens within the meaning of the Securities Act from and against any losses, claims, damages, liabilities or judgments, joint or several, to which they or any of them may become subject, insofar as such losses, claims, damages, liabilities, or judgments (or actions in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, or in any amendment or supplement thereto, or in any state application for qualification, permit, exemption or registration as a broker/dealer, or in any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse each such person for any legal or other expenses reasonably incurred by such person in connection with investigating or defending any such action or claim; provided, however, that Whitney shall not be liable, in any such case, to the extent that any such loss, claim, damage, liability, or judgment (or action in respect thereof) arises out of or is based upon any untrue statement or alleged untrue statement or omission or alleged omission made in the Registration Statement, or any such amendment or supplement thereto, or in any such state application, or in any amendment or supplement thereto, in reliance upon and in conformity with information written furnished to Whitney by or on behalf of any member of Citizens' consolidated group or any officer, director or affiliate of any such member for use therein.

         5.15.  Application to Regulatory Authorities.   Whitney  shall prepare,
as promptly as practicable, all regulatory applications and filings which are required to be made with respect to the Mergers.



         5.16. Revenue Ruling. Whitney may elect to prepare (and in that event Citizens shall cooperate in the preparation of) a request for a ruling from the Internal Revenue Service with respect to certain tax matters in connection with the transactions contemplated by this Agreement and the Merger Agreements.

         5.17. Bond for Lost Certificates. Upon receipt of notice from any of its shareholders that a certificate representing Citizens Common Stock has been lost or destroyed and prior to issuing a new certificate, Citizens shall require such shareholder to post a bond in such amount as is sufficient to support the shareholder's agreement to indemnify Citizens against any claim made by the owner of such certificate, unless Whitney agrees to the waiver of such bond requirement.

         5.18. Dissenters. Citizens shall give Whitney (i) prompt written notice of, and a copy of, any instrument received by Citizens with respect to the assertion or perfection of dissenters rights, and (ii) the opportunity to participate in any and all negotiations and proceedings with respect to dissenters rights, should Whitney desire to do so.

         5.19. Withholding. Whitney shall be entitled to deduct and withhold from the consideration otherwise payable to any holder of Citizens Common Stock after the Effective Time such amounts as Whitney may be required by law to deduct and withhold therefrom. All such deductions and withholdings shall be deemed for all purposes of this Agreement and the Merger Agreements to have been paid to the person with respect to whom such deduction and withholding was made.

         5.20. NASDAQ/NMS. Whitney shall cause the shares of Whitney Common Stock to be issued in the Merger to be duly authorized, validly issued, fully paid and nonassessable, free of any preemptive or similar right and to be approved for inclusion for trading in the NASDAQ/NMS, subject to official notice of issuance, prior to the Effective Time.

         5.21.  Continuing Indemnity; Insurance.   Whitney  covenants and agrees
that:

                  (a) all rights to indemnification and all limitations of liability existing in favor of indemnified parties under Citizens' Articles of Incorporation and By-Laws and in the Articles of Association and By-Laws of the Bank (as the case may be) as in effect as of the date of this Agreement with respect to matters occurring prior to or at the Effective Time shall survive the Mergers and shall continue in full force and effect, without any amendment thereto, for a period of three (3) years from the Effective Time; provided, however, that all rights to indemnification in respect of any claim asserted or made as to which Whitney is notified within such period shall continue until the final disposition of such claim.

                  (b) Whitney shall use best efforts to cause the persons serving as officers and directors of Citizens and Bank immediately prior to the Effective Time to be covered for a period of three (3) years from the Effective Time by the directors' and officers' liability insurance policy maintained by Citizens and Bank with respect to acts or omissions occurring prior to or at the Effective Time which were committed by such officers and directors in their

                                       28
capacity as such; provided that Whitney may substitute therefor policies of at least the same coverage and amounts containing terms and conditions which are no less advantageous to such directors and officers, and, provided further that Whitney shall not be obligated to make premium payments for the insurance policies provided by this Section 5.21 to the extent such premiums exceed 150% of the premiums paid as of the date hereof by Citizens for such insurance.

                  (c) If Whitney or any of its successors or assigns (i) shall consolidate with or merge into any corporation or entity and shall not be the continuing or surviving corporation or entity of such consolidation or merger or
(ii) shall transfer all or substantially all of its properties and assets to any individual, corporation or other entity, then and in each such case, proper provisions shall be made so that the successors and assigns of Whitney shall assume the obligations set forth in this Section 5.21.

                  (d) The provisions of this Section 5.21 are intended to be for the benefit of, and shall be enforceable by, each indemnified party and his or her heirs and representatives.

         5.22.  Stock Option Plans.

                  (a) On or prior to the Effective Time, Whitney and its Board of Directors (or a committee thereof) will take all actions necessary to implement the provisions contained in Sections 5.22(b) and (c), below.

                  (b) Replacement Options. Whitney will assume the rights and obligations of Citizens pursuant to the stock options outstanding immediately prior to the Effective Date under its 1993 Stock Option Plan (a "1993 Plan Option") and its 1994 Stock Option Plan (a "1994 Stock Option", and each such stock option existing immediately prior to the Effective Date called an "Existing Stock Option" and each such assumed stock option existing immediately after the Effective Date called an "Replacement Option" and the 1993 Stock Option Plan and 1994 Stock Option Plan are collectively referred to as the "Option Plans"). The terms of such assumption shall be as follows:

                           (i)      Under the Replacement Option,  the  optionee
shall have the right to purchase the number of whole shares of Whitney Common Stock equal to the product obtained by multiplying the number of shares of Citizens Common Stock subject to such option immediately prior to the Effective Time by the Exchange Ratio, rounded up to the nearest whole number of shares of Whitney Common Stock, and the per share exercise price for the shares of Whitney Common Stock issuable upon the exercise of such assumed options shall be equal to the quotient obtained by dividing the exercise price per share of Citizens Common Stock specified under the plan or agreement immediately prior to the Effective Time by the Exchange Ratio, rounding the resulting exercise price down to the nearest whole cent.

                           (ii)     The  Replacement  Option  shall not give the
optionee additional benefits which he did not have under the Existing Stock Option.


                           (iii)    No later  than  the  Effective Time, Whitney
shall reserve for issuance the number of shares of Whitney Common Stock that will become issuable upon the exercise of the Replacement Options.

                           (iv)     Each  Replacement  Option  shall  constitute
a continuation of the Existing Stock Option substituting (where applicable) Whitney for Citizens and employment by Whitney or any of its subsidiaries for
employment  by  Citizens  or  any  of  its  subsidiaries.   Notwithstanding  the
foregoing, as to a 1993 Plan Option, the terms of any Replacement Option shall be such that the substitution of the Replacement Option for the Existing Stock Option would not constitute a modification of the Existing Stock Option within the meaning of Section 425(h)(3) of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations promulgated thereunder, if such apply to the Existing Stock Option.

                           (v)      As  soon  as practicable after the Effective
Time, Whitney shall execute a document evidencing the assumption by Whitney of the Existing Stock Options.

                  (c) Registration. As soon as practicable after the Effective Time, Whitney shall file with the SEC a Registration Statement on Form S-8 or Form S-3 (or any successor forms) with respect to the issuance or resale of shares of Whitney Common Stock subject to the Replacement Options and shall use its best efforts to have such Registration Statement declared effective and thereafter to maintain the effectiveness of such Registration Statement for so long as such options remain outstanding.

                  (d) Notwithstanding the foregoing, if Whitney receives assurances satisfactory to it in its sole discretion that it can grant replacement options in respect of the 1994 Stock Options to eliminate the effects of (i) paragraph 5 of the agreements with respect to the 1994 Stock Options and (ii) paragraphs 6(e) and 6(f) of the 1994 Stock Option Plan, and the grant of these replacement options will not disqualify the Mergers as a "pooling of interests" for accounting purposes, then Whitney shall grant such replacement options.

         5.23. Employees and Certain Other Matters. All employees of Citizens and Bank at the Effective Time shall become employees of Whitney's Bank. Although Whitney's present intention is to retain Citizens' and Bank's employees, Whitney's Bank retains the right to terminate any such employee, and to modify the job duties, compensation and authority of such employee. At the Effective Time, all persons then employed by Citizens and Bank shall be eligible for such employee benefits as are generally available to employees of Whitney's Bank having like tenure, officer status and compensation levels except (i) all executive and senior level management bonuses, stock options, restricted stock and similar benefits shall be the discretion of Whitney's Bank's Compensation Committee and (ii) all Citizens and Bank employees who are employed at the Effective Time shall be given full credit for all prior service as employees of Citizens or Bank provided, however, that all such employees shall be treated as newly hired Whitney's Bank employees (i.e., prior service credit with Citizens and Bank shall not be considered in determining future benefits under Whitney's Bank's deferred benefit pension plan) for all purposes of Whitney's Bank's defined benefit pension plan. Contemporaneously with Citizens' delivery of its Schedule of Exceptions, Whitney and Citizens shall supplement this

Agreement respecting the post-Closing roles of the Citizens directors and certain matters with respect to the Bank's executive officers.

         Section 6.  Conditions of Closing

         6.01.  Conditions of All Parties.   The  obligations  of  each  of  the
parties hereto to consummate the Mergers are subject to the satisfaction of the following conditions at or prior to the Closing:

                  (a)  Shareholder Approval.   This  Agreement  and  the Company
Merger Agreement shall have been duly approved by the shareholders of Citizens.

                  (b) Effective Registration Statement. The Registration Statement shall have become effective prior to the mailing of the Proxy Statement, no stop order suspending the effectiveness of the Registration Statement shall have been issued, and no proceedings for that purpose shall have been instituted or, to the knowledge of any party, shall be contemplated, and Whitney shall have received all state securities laws permits and authorizations necessary to consummate the transactions contemplated hereby.

                  (c) No Restraining Action. No action or proceeding shall have been threatened or instituted before a court or other governmental body to restrain or prohibit the transactions contemplated by the Merger Agreements or this Agreement or to obtain damages or other relief in connection with the execution of such agreements or the consummation of the transactions contemplated hereby or thereby; and no governmental agency shall have given notice to any party hereto to the effect that consummation of the transactions contemplated by the Merger Agreements or this Agreement would constitute a violation of any law or that it intends to commence proceedings to restrain consummation of the Mergers.

                  (d) Statutory Requirements and Regulatory Approval. All statutory requirements for the valid consummation of the transactions contemplated by the Merger Agreements and this Agreement shall have been fulfilled; all appropriate orders, consents and approvals from all regulatory agencies and other governmental authorities whose order, consent or approval is required by law for the consummation of the transactions contemplated by this Agreement and the Merger Agreements shall have been received; and the terms of all requisite orders, consents and approvals shall then permit the effectuation of the Mergers without imposing any material conditions with respect thereto except for any such conditions that are acceptable to Whitney.

                  (e) Tax Opinion. Whitney and Citizens shall have received the opinion of Arthur Andersen LLP, in form and substance reasonably satisfactory to both of them, as to certain tax aspects of the Mergers, including an opinion that the receipt of Whitney Common Stock by Citizens' shareholders will not be a taxable event to such shareholders.

         6.02. Additional Conditions of Whitney and Acquisition. The obligations of Whitney, Acquisition and Whitney's Bank to consummate the Mergers are also subject to the satisfaction of the following additional conditions at or prior to the Closing:

                  (a) Representations, Warranties and Covenants. The representations and warranties of Citizens and the Bank contained in this Agreement shall be true and correct in all material respects, individually and in the aggregate, on and as of the Closing Date, with the same effect as though made on and as of such date, except to the extent of changes permitted by the terms of this Agreement, and each of Citizens and the Bank shall have in all material respects performed all obligations and complied with all covenants required by this Agreement and the Merger Agreements to be performed or complied with by it at or prior to the Closing. In addition, each of Citizens and the Bank shall have delivered to Whitney, Acquisition and Whitney's Bank its certificate dated as of the Closing Date and signed by its chief executive officer and chief financial officer to the effect that, except as specified in such certificate, such persons do not know, and have no reasonable grounds to know, of any material failure or breach of any representation, warranty or covenant made by it in this Agreement.

                  (b) No Material Adverse Change. There shall not have occurred any material adverse change from the date of the Latest Balance Sheet to the Closing Date in the financial condition, results of operations or business of Citizens' consolidated group; provided, however, that (i) the incurrence by Citizens of expenses (including fees and expenses of Robinson- Humphrey, Ernst & Young LLP, Lippman, Mahfouz & Martin, and Bracewell & Patterson, L.L.P.), and payments to executive officers or other employees of Citizens or Bank pursuant to agreements set forth on the Schedule of Exceptions and (ii) the occurrence of an event specifically permitted under Section 5.07 or otherwise expressly consented in writing by Whitney, are expressly deemed not to constitute such a material adverse change.

                  (c) Accountants' Letters. Whitney shall have received "comfort" letters from Ernst & Young, independent public accountants for Citizens, dated, respectively, within three (3) days prior to the date of the Proxy Statement and within three (3) days prior to the Closing Date, in customary form for transactions of this sort and in substance satisfactory to Whitney.

                  (d) Opinion of Counsel. Whitney shall have received from Bracewell & Patterson, L.L.P. special counsel to Citizens and Lippman, Mahfouz & Martin, opinions, dated as of the Closing Date, in form and substance satisfactory to Whitney. In giving such opinions, such counsel may rely as to questions of fact upon certificates of one or more officers of the members of Citizens' consolidated group and governmental officials.

                  (e) Tax Consequences of Mergers. Whitney shall have received satisfactory assurances from their independent accountants that the consummation of the Mergers will not be a taxable event to Whitney and Whitney's Bank.

                  (f) Pooling of Interest. Prior to the expiration of the Review Period and within three (3) days prior to the Closing Date, Ernst & Young shall have rendered an opinion to Whitney, in form and substance satisfactory to Whitney, to the effect that, based upon the facts and circumstances then known to Ernst & Young, Whitney will be permitted to account for the Mergers as a pooling of interests. Neither Whitney's independent accountants nor the SEC shall have taken the position that the transactions contemplated by this Agreement and the Merger Agreements do not qualify for pooling of interests accounting treatment.

                  (g) Shareholder's Commitment. A Shareholder's Commitment substantially in the form specified on Exhibit 6.02(g) hereto (as contemplated by Section 5.10) shall have been executed by each person who serves as an executive officer or director of Citizens or the Bank or who owns 5% or more of the Citizens Common Stock outstanding; and Whitney shall have received from each such person a written confirmation dated not earlier than five days prior to the Closing Date to the effect that each representation made in such person's Shareholder's Commitment is true and correct as of the date of such confirmation and that such person has complied with all of his or her covenants therein through the date of such confirmation.

                  (h) Regulatory Action. No adverse regulatory action shall be pending or threatened against any member of Citizens' consolidated group, including (without limitation) any proposed amendment to any existing agreement, memorandum, letter, order or decree, formal or informal, between any regulator and any member of Citizens' consolidated group, if such action would or could impose any material liability on Whitney or interfere in any material respect with the conduct of the businesses of Whitney's consolidated group following the Mergers.

                  (i) Average Market Price. The Average Market Price of the Whitney Common Stock as calculated in accordance with Section 2.01 (but without regard to the proviso contained therein) shall not be more than $35.50, provided that Whitney may not terminate this Agreement pursuant to this Section 6.02(i) if Whitney has executed a definitive merger or other acquisition agreement as a result of which Whitney would cease to be an independent, public company.

         6.03.  Additional Conditions of Citizens.   The obligations of Citizens
to consummate the Mergers are also subject to the satisfaction of the following additional conditions at or prior to the Closing:

                  (a) Representations, Warranties and Covenants. The representations and warranties of Whitney, Acquisition and Whitney's Bank contained in this Agreement shall be true and correct in all material respects, individually and in the aggregate, on the Closing Date, with the same effect as though made on and as of such date, except to the extent of changes permitted by the terms of this Agreement, and each of Whitney, Acquisition and Whitney's Bank shall have in all material respects performed all obligations and complied with all covenants required by this Agreement and the Merger Agreements to be performed or complied with by it at or prior to the Closing. In addition, each of Whitney, Acquisition and Whitney's Bank shall have delivered to Citizens and the Bank its certificate dated as of the Closing Date and signed by its chief executive officer and chief financial officer to the effect that, except as specified in such certificate, such persons do not know, and have no reasonable grounds to know, of any material failure or breach of any representation, warranty or covenant made by it in this Agreement.

                  (b) Opinion of Counsel. Citizens shall have received from Milling, Benson, Woodward, Hillyer, Pierson & Miller, counsel for Whitney, Acquisition and Whitney's Bank, an opinion, dated as of the Closing Date, customary in scope and in form and substance satisfactory to Citizens. In giving such opinion, such counsel may rely as to questions of fact

                                       33
upon certificates of one or more officers of Whitney or members of Whitney's consolidated group, and governmental officials and as to matters of law other than Louisiana or federal law on the opinions of foreign counsel retained by them or Whitney.

                  (c) Opinion of Investment Bankers. Citizens shall have received letters from The Robinson-Humphrey Company, Inc. dated the date of the mailing of the Proxy Statement to shareholders of Citizens and dated the date of the meeting of the shareholders of Citizens, in each case in form and substance satisfactory to Citizens, confirming such financial advisor's prior opinion to the Board of Directors of Citizens to the effect that the consideration to be paid in the Merger is fair to its shareholders from a financial point of view.

                  (d) Tax Opinion. Citizens shall have received the opinion of Bracewell & Patterson, L.L.P. as to certain tax aspects of the transactions contemplated by this Agreement and the Merger Agreements, in form and substance satisfactory to Citizens.

                  (e) No Material Adverse Change. There shall not have occurred any material adverse change from Whitney's Latest Balance Sheet to the Effective Date in the financial condition, results of operations or business of Whitney's consolidated group taken as a whole.

                  (f) Average Market Price. The Average Market Price of the Whitney Common Stock as calculated in accordance with Section 2.01 (but without regard to the proviso contained therein) shall not be less than $25.50.

         6.04. Waiver of Conditions. Any condition to a party's obligations hereunder may be waived by that party, other than the conditions specified in subparagraphs (a), (b) and (d) of subsection 6.01 hereof and the condition specified in subparagraph (c) of subsection 6.03 hereof. The failure to waive any condition hereunder shall not be deemed a breach of subsection 5.02 hereof.

         Section 7.  Termination

         7.01. Termination. This Agreement and the Merger Agreements may be terminated and the Mergers contemplated herein abandoned at any time before the Effective Time, whether before or after approval by the shareholders of
Citizens:

                  (a) Mutual Consent. By the mutual consent of the Boards of Directors of Whitney and Citizens.

                  (b) Breach. By the Board of Directors of either Whitney or Citizens in the event of a breach by any member of the consolidated group of the other of them of any representation or warranty contained in this Agreement or of any covenant contained in this Agreement, which in either case cannot be, or has not been, cured within 15 days after written notice of such breach is given to the entity committing such breach, provided that the right to effect such cure shall not extend beyond the date set forth in subparagraph (c) below.


                  (c) Abandonment. By the Board of Directors of either Whitney or Citizens if (i) all conditions to Closing required by Section 6 hereof have not been met by or waived by Whitney or Citizens by June 30, 1996, or (ii) any such condition cannot be met by June 30, 1996 and has not been waived by each party in whose favor such condition inures, or (iii) if the Mergers have not been consummated by June 30, 1996, provided that the failure to consummate the transactions contemplated hereby is not caused by the party electing to terminate pursuant to this clause (iii).

                  (d) Dissenting Shareholders. By Whitney, if the number of shares of Citizens Common Stock as to which the holders thereof are, at the time of the Closing, legally entitled to assert dissenting shareholders rights plus the number of such shares as to which the holders thereof are entitled to receive cash payments in lieu of fractional shares exceeds that number of shares of Citizens Common Stock that would preclude pooling of interests accounting for the Mergers.

                  (e) Shareholder Vote. By Whitney or Acquisition if this Agreement or the Company Merger fails to receive the requisite vote at any meeting of Citizens shareholders called for the purpose of voting thereon.

                  (f) Citizens Recommendation. By Whitney or Acquisition if the Board of Directors of Citizens (A) shall withdraw, modify or change its recommendation to its shareholders of this Agreement or the Mergers or shall have resolved to do any of the foregoing; (B) shall have recommended to the shareholders of Citizens (or in the case of (iii) approved) any of the following (being referred to herein as an "Acquisition Transaction") (i) any merger, consolidation, share exchange, business combination or other similar transaction (other than the transactions contemplated by this Agreement); (ii) any sale, lease, transfer or other disposition of all or substantially all of the assets of any member of Citizens' consolidated group; or (iii) any acquisition, by any person or group, of the beneficial ownership of 15% or more of any class of Citizens capital stock; or (C) shall have made any announcement of a proposal, plan or intention to do any of the foregoing or any agreement to engage in any of the foregoing.

                  (g)  Prior to Notification Date.   By Whitney by delivery of a
notice to terminate this Agreement pursuant to Section 5.01(b).

                  (h) Acquisition Transaction. By Citizens in the event Citizens receives a written offer with respect to an Acquisition Transaction and the Board of Directors of Citizens determines in good faith, after consultation with its financial advisors and counsel, that such Acquisition Transaction is more favorable to Citizens' shareholders than the transactions contemplated by this Agreement.

         7.02. Effect of Termination; Survival. Upon termination of this Agreement pursuant to this Section 7, the Merger Agreements shall also terminate, and this Agreement and the Merger Agreements shall be void and of no effect, and there shall be no liability by reason of this Agreement or the Merger Agreements, or the termination thereof, on the part of any party or their respective directors, officers, employees, agents or shareholders except for any liability

                                       35
of a party hereto arising out of (i) an intentional breach of any representation, warranty or covenant in this Agreement prior to the date of termination, except if such breach was required by law or by any bank or bank holding company regulatory authority or (ii) a breach of any covenant that survives pursuant to the following sentence. The following provisions shall survive any termination of this Agreement: the last sentence of subsection 5.01(a); subsection 7.02; subsection 7.03 and Section 8.

         7.03.  Termination Fee.   If this  Agreement  is terminated pursuant to
7.01(h), then Citizens shall pay or cause to be paid to Whitney upon demand a fee of $3,000,000 (the "Termination Fee"), payable in same day funds.

         Section 8.  Miscellaneous

         8.01. Notices. Any notice, communication, request, reply, advice or disclosure (hereinafter severally and collectively "notice") required or permitted to be given or made by any party to another in connection with this Agreement or the Merger Agreements or the transactions herein or therein contemplated must be in writing and may be given or served by depositing the same in the United States mail, postage prepaid and registered or certified with return receipt requested, or by delivering the same to the address of the person or entity to be notified, or by sending the same by a national commercial courier service (such as Federal Express, Emery Air Freight, Network Courier, Purolator or the like) for next-day delivery provided such delivery is confirmed in writing by such courier. Notice deposited in the mail in the manner hereinabove described shall be effective 48 hours after such deposit, and notice delivered in person or by commercial courier shall be effective at the time of delivery. A party delivering notice shall endeavor to obtain a receipt therefor. For purposes of notice, the addresses of the parties shall, until changed as hereinafter provided, be as follows:


                  If to Whitney, Acquisition or Whitney's Bank:

                           Whitney Holding Corporation
                           Attention:  Mr. William Marks
                           228 St. Charles Avenue
                           New Orleans, Louisiana 70130


                  With copies to:

                           Whitney National Bank
                           Legal Department
                           Attention:  Joseph S. Schwertz, Jr.
                           228 St. Charles Avenue
                           New Orleans, Louisiana 70130



                  If to Citizens or Bank:

                           First Citizens BancStock, Inc.
                           Attention:  Milford L. Blum, Jr.
                           1100 Brashear Avenue
                           Morgan City, Louisiana 70380


                  With copies to:

                           Alfred S. Lippman, Esq.
                           Lippman, Mahfouz & Martin
                           Inglewood Mall
                           1025 Victor II Blvd.
                           Morgan City, Louisiana 70381

                           W. Cleland Dade, Esq.
                           Bracewell & Patterson, L.L.P.
                           South Tower Pennzoil Place
                           711 Louisiana Street, Suite 2900
                           Houston, Texas 77002-2781

         8.02. Waiver. The failure by any party to enforce any of its rights hereunder shall not be deemed to be a waiver of such rights, unless such waiver is an express written waiver which has been signed by the waiving party. Waiver of any one breach shall not be deemed to be a waiver of any other breach of the same or any other provision hereof.

         8.03. Expenses. Except as otherwise provided herein, regardless of whether the Mergers are consummated, all expenses incurred in connection with this Agreement and the Merger Agreements and the transactions contemplated hereby and thereby shall be borne by the party incurring them.

         8.04.  Headings.   The  headings  in this  Agreement have been included
solely for reference and shall not be considered in the interpretation or construction of this Agreement.

         8.05.  Annexes, Exhibits and Schedules.    The  annexes,  exhibits  and
schedules to this Agreement are incorporated herein by this reference and expressly made a part hereof.

         8.06. Integrated Agreement. This Agreement, the Merger Agreements, the exhibits and schedules hereto and all other documents and instruments delivered in accordance with the terms hereof constitute the entire understanding and agreement among the parties hereto with respect to the subject matter hereof, and there are no agreements, understanding, restrictions, representations or warranties among the parties other than those set forth herein or therein, all prior agreements and understandings being superseded hereby.


         8.07. Choice of Law. The validity of this Agreement and the Merger Agreements, the construction of their terms and the determination of the rights and duties of the parties hereto in accordance therewith shall be governed by and construed in accordance with the laws of the United States and those of the State of Louisiana applicable to contracts made and to be performed wholly within such State.

         8.08. Parties in Interest. This Agreement shall bind and inure to the benefit of the parties hereto and their respective successors and assigns, except that this Agreement may not be transferred or assigned by any member of either consolidated group without the prior written consent of the other parties hereto, including any transfer or assignment by operation of law. Nothing in this Agreement or the Merger Agreements is intended or shall be construed to confer upon or to give any person other than the parties hereto any rights or remedies under or by reason of this Agreement or the Merger Agreements, except as expressly provided for herein and therein.

         8.09. Amendment. The parties may, by mutual agreement of their respective Boards of Directors, amend, modify or supplement this Agreement, the Merger Agreements, or any exhibit or schedule of any of them, in such manner as may be agreed upon by the parties in writing, at any time before or after approval of this Agreement and the Merger Agreements and the transactions contemplated hereby and thereby by the shareholders of the parties hereto. This Agreement and any exhibit or schedule to this Agreement may be amended at any time and, as amended, restated by the chief executive officers of the respective parties (or their respective designees) without the necessity for approval by their respective Boards of Directors or shareholders, to correct typographical errors or to change erroneous references or cross references, or in any other manner which is not material to the substance of the transactions contemplated hereby.

         8.10.  Counterparts.   This Agreement may be executed by the parties in
any number of counterparts, all of which shall be deemed an original, but all of which taken together shall constitute one and the same document.

         8.11. Non-Survival of Representations and Warranties; Covenants. None of the representations and warranties in this Agreement or in any instrument delivered pursuant hereto shall survive the Effective Time of the Mergers. Each party hereby agrees that its sole right and remedy with respect to any breach of a representation or warranty or covenant by the other party shall be not to close the transactions described herein if such breach results in the nonsatisfaction of a condition set forth in Section 6 hereof; provided, however, that the foregoing shall not be deemed to be a waiver of any claim for an intentional breach of a representation, warranty or covenant or for fraud except if such breach is required by law or by any bank or bank holding company regulatory authority; it being understood that a disclosure in any closing certificate provided in accordance with subparagraph (a) of subsection 6.02 or subparagraph (a) of subsection 6.03 hereof concerning an inaccuracy of a representation or warranty shall not of itself be deemed to be an intentional breach of such representation or warranty. The covenants of the parties set forth herein shall survive the Effective Time in accordance with their terms.


         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


WHITNEY HOLDING CORPORATION

BY:      /s/ William L. Marks
         -------------------------------
         William L. Marks
ITS:     Chairman and CEO

WHITNEY ACQUISITION CORPORATION

BY:      /s/ William L. Marks
         -------------------------------
ITS:     Chairman and CEO

WHITNEY NATIONAL BANK

BY:      /s/ William L. Marks
         -------------------------------
ITS:     Chairman and CEO

FIRST CITIZENS BANCSTOCK, INC.

BY:      /s/ Milford L. Blum, Jr.
         -------------------------------
ITS:     President and CEO


FIRST NATIONAL BANK IN ST. MARY PARISH

BY:      /s/ Milford L. Blum, Jr.
         -------------------------------
ITS:     President and CEO













