Form 10-K
period 1995-12-31
WHITNEY HOLDING CORP
filed 1996-03-29
CIK 106926

March 29, 1996


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                           In Re: File Number 0-1026

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-K for the period ended December 31, 1995.

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

For the fiscal year ended December 31, 1995
                                       OR
[   ] Transition  report  pursuant  to  Section 13  or  15 (d) of the Securities
      Exchange Act of 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission file number 0-1026
                           WHITNEY HOLDING CORPORATION
Incorporated in Louisiana                         I.R.S. Employer Identification
                                                         No. 72-6017893

              228 St. Charles Avenue, New Orleans, Louisiana 70130
              ----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code (504) 586-7272

Securities registered pursuant to Section 12(b) of the Act:
                                      None
Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         State  the   aggregate  market  value  of  the  voting  stock  held  by nonaffiliates of the Registrant as of February 28, 1996
                          Approximately $410,551,821*

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Common Stock, no par value, 14,895,830 shares outstanding as of February 28, 1996.

                       Documents Incorporated by Reference

         Definitive Proxy Statement dated March 15, 1996, Part III.

         An Exhibit Index appears on page 47.


* For the purposes of this computation, shares owned by directors and executive officers of the Registrant, even though all such persons may not be affiliates as defined in SEC Rule 405, have been excluded.

                                                                            Page
                                                                            ----
PART I
         Item 1:   Business                                                    3
         Item 2:   Properties                                                  3
         Item 3:   Legal Proceedings                                           4
         Item 4:   Submission of Matters to a Vote of Security Holders         4
         Item 4a:  Executive Officers of the Registrant                        4
--------------------------------------------------------------------------------
PART II
         Item 5:   Market for the Registrant's Common Stock and Related
                   Shareholder Matters                                         5
         Item 6:   Selected Financial Data                                     6
         Item 7:   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         7
         Item 8:   Financial Statements and Supplementary Data                22
         Item 9:   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        46
--------------------------------------------------------------------------------
PART III
         Item 10:  Directors and Executive Officers of the Registrant         46
         Item 11:  Executive Compensation                                     46
         Item 12:  Security Ownership of Certain Beneficial Owners and
                   Management                                                 46
         Item 13:  Certain Relationships and Related Transactions             46
--------------------------------------------------------------------------------
PART IV
         Item 14:  Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                                47
--------------------------------------------------------------------------------

                   Signatures                                                 49

                                     PART I

ITEM 1:  BUSINESS

         Whitney Holding Corporation (the "Company") is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956. The Company began operations in 1962 as the parent of Whitney National Bank (the "Louisiana Bank") which has been in continuous operation since 1883. In December, 1994, the Company established the Whitney Bank of Alabama (the "Alabama Bank") and, through this new banking subsidiary, acquired the Mobile area operations of The Peoples Bank, Elba, Alabama on February 17, 1995. During 1995, the Company also established the Whitney Community Development Corporation ("WCDC") which is authorized to make equity and debt investments in corporations or projects designed primarily to promote community welfare, including the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents, or promoting small businesses that service low-income areas. The initial capitalization of WCDC was $1,000,000. As of December 31, 1995, WCDC had not begun any material operations.

         The Company, through its banking subsidiaries, engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the delivery of corporate, pension and personal trust services, investment services and safe deposit rentals. The Louisiana Bank is active as a correspondent for other banks. The Banks render specialized services of different kinds in connection with all of the foregoing, and operate forty-five offices in south Louisiana, seven offices in south Alabama, and a foreign branch on Grand Cayman in the British West Indies.

         There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Banks. Within their market areas, the Banks compete directly with major banking institutions of comparable or larger size and resources as well as with various other smaller banking organizations and local and national "non-bank" competitors, including savings and loans, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage firms, and registered investment companies.

         In recent years there has been a significant consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. This consolidation has been driven both by the large number of S&L and bank failures experienced during the crisis of the late 1980s and early 1990s as well as by general competitive pressures. All of the Banks' major direct banking competitors have been relatively active in expansion through acquisition. In recent years, the Company has entered into two acquisitions of banking operations involving approximately $200 million of assets and completed a merger with a third bank having approximately $243 million of assets in early March 1996. The trend toward industry consolidation is expected to continue in the near term.

         All material funds of the Company are invested in the Banks. The Banks have a large number of customer relationships which have been developed over a period of many years and are not dependent upon any single customer or upon a few customers. The loss of any single customer or a few customers would not have a material adverse effect on the Banks or the Company. The Louisiana Bank has customers in a number of foreign countries, but the portion of revenue derived from these foreign customers is not a material portion of its overall revenues.

         The Company and the Banks and their related operations are subject to federal, state and local laws applicable to banks and bank holding companies and to the regulations of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation and the Alabama State Banking Department.

ITEM 2:  PROPERTIES

         The Company owns no real estate in its own name. The Company's and the Louisiana Bank's executive offices are located in downtown New Orleans in the Bank's main office facilities, which it owns. A portion of these facilities, as well as of certain other facilities in Louisiana, are available for lease to third parties, although such leasing activity is not material to the Company's overall operations. The Louisiana and Alabama Banks own approximately three-quarters of the total number of branch banking facilities currently in operation. The remaining branch facilities in Louisiana and Alabama are subject to leases, each of which management considers to be reasonable and appropriate to the use of that location. All facilities, whether owned or leased, are being maintained in a manner so as to ensure that they continue to be suitable for their intended banking operations.

         In 1996, the Company plans to open or begin construction on thirteen additional branch locations throughout the Banks' market areas and to complete the construction of a new operations center for the Louisiana Bank and a main office facility for the

Alabama Bank.  All of these facilities will be owned by the Banks.

         The Banks hold a variety of property interests acquired through the years in settlement of loans. Reference is made to Note 9 to the financial statements included in Item 8 for further information regarding such property interests as of December 31, 1995.

ITEM 3:  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

         WILLIAM L. MARKS, 52, Chairman of the Board and Chief Executive Officer of the Louisiana Bank and the Company since February 28, 1990. Former Senior
Executive Vice President and Regional Executive of AmSouth Bank NA, headquartered in Birmingham, Alabama, responsible for a division with $1 billion in assets and 702 employees.

         R. KING MILLING, 55, Director since 1979, and Director and President of the Louisiana Bank and the Company since December, 1984.

         G. BLAIR FERGUSON, 52, Executive Vice President of the Louisiana Bank and the Company since July, 1993. Former Executive Vice President and Regional Director of First City, Dallas, Texas.

         EDWARD B. GRIMBALL, 51, Vice President and Chief Financial Officer from September, 1990 to October, 1991, and Executive Vice President and Chief Financial Officer of the Louisiana Bank and the Company since October, 1991. Former Senior Vice President, Comptroller and Secretary of Bank South Corp., a $5 billion multi-bank holding company headquartered in Atlanta, Georgia.

         KENNETH A. LAWDER, JR., 55, Executive Vice President of the Louisiana Bank and the Company since December, 1991. Former Senior Vice President, Wachovia Bank NA., a $17 billion bank headquartered in Winston-Salem, North Carolina.

         JOSEPH W. MAY, 50, Executive Vice President of the Louisiana Bank and the Company since December, 1993. Former Executive Vice President and Chief Credit Policy Officer, Comerica, Inc., a $27 billion bank holding company headquartered in Detroit, Michigan.

         JOHN C. HOPE, III, 47, Chairman of the Board and Chief Executive Officer of Whitney Bank of Alabama, and Executive Vice President of the Company since October, 1994. Former Executive Vice President and Manager, Southern Area of AmSouth Bank of Alabama.

         ROBERT C. BAIRD, JR., 45, Executive Vice President of the Louisiana Bank and the Company since July, 1995. Former Chairman of the Board, Chief Executive Officer and President of Union Bank and Trust, a $500 million bank headquartered in Montgomery, Alabama.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         a) The Company's stock price is reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system under the symbol WTNY. The following table shows the range of closing prices of the Company's stock for each calendar quarter of 1995 and 1994 as reported on the NASDAQ National Market System.

                                          1995               1994
                                    ----------------    ---------------
                  1st Quarter       22     - 25 3/4     21 1/2 - 24
                  2nd Quarter       24     - 27 3/8     21 3/4 - 27 1/4
                  3rd Quarter       26 3/4 - 34         25 3/4 - 28 1/2
                  4th Quarter       29 3/4 - 31 1/2     21     - 27

         b) The approximate number of shareholders of record of the Company, as of February 28, 1996, is as follows:
                         Title of Class                   Shareholders of Record
                  --------------------------              ----------------------
                  Common Stock, no par value                      2,724

         c) During 1995 and 1994, the Company declared dividends as follows:

                                            1995             1994
                                    ------------     ------------
                  1st Quarter       $       0.20     $       0.15
                  2nd Quarter               0.20             0.15
                  3rd Quarter               0.20             0.17
                  4th Quarter               0.22             0.17

 ITEM 6: SELECTED FINANCIAL DATA



                                                             YEAR ENDED DECEMBER 31,
                                              1995        1994        1993        1992        1991
                                        -----------------------------------------------------------
BALANCE SHEET DATA                        (dollars in thousands, except per-share data, unaudited)

AT YEAR-END:
     Total assets....................   $3,151,646  $2,912,657  $3,002,540  $2,953,032  $2,858,204
     Total investment in securities..    1,368,041   1,532,978   1,633,746   1,474,746   1,139,275
     Total loans.....................    1,439,424   1,060,167     975,728   1,046,723   1,266,992
     Total earning assets............    2,821,115   2,610,745   2,719,474   2,649,914   2,543,392
     Total deposits..................    2,561,358   2,411,063   2,505,303   2,541,136   2,440,913
AVERAGE BALANCE:
     Total assets....................   $2,955,604  $2,956,032  $2,888,335  $2,843,833  $2,854,924
     Total investment in securities..    1,430,018   1,622,971   1,547,701   1,281,713   1,040,451
     Total loans.....................    1,187,501     979,254     952,238   1,124,993   1,356,995
     Total earning assets............    2,663,534   2,667,051   2,604,901   2,550,935   2,553,172
     Total deposits..................    2,419,211   2,452,208   2,415,590   2,399,412   2,383,941
INCOME DATA
Net interest income..................     $129,490    $123,894    $120,514    $112,430     $99,200
Provision for possible loan losses
   Expense of providing loss reserves            -           -           -      (3,350)    (45,387)
   Recovery of charged-off loan......            -       6,139           -           -           -
   Loss reserve reduction............       10,000      20,000      60,000           -           -
Gains on sale of securities..........            -          46           -       5,429      18,376
Non-interest income..................       31,264      32,307      30,991      27,215      26,923
Non-interest expense.................     (111,133)   (104,258)   (100,093)   (112,623)   (105,803)
Income (Loss) before income tax and
 effect of accounting changes........      $59,621     $78,128    $111,412     $29,101     ($6,691)
Income tax expense (benefit).........       18,684      25,290      35,645       8,899      (2,007)
Income (Loss) before effect of
 accounting changes..................      $40,937     $52,838     $75,767     $20,202     ($4,684)
Cumulative effect of accounting
 changes, net........................            -           -         634           -           -
Net income (loss)....................      $40,937     $52,838     $76,401     $20,202     ($4,684)

COMMON STOCK DATA
Earnings (Loss) per share............        $2.77       $3.63       $5.30       $1.41      ($0.33)
Dividends per share..................        $0.82       $0.64       $0.43       $0.07           -
Book value per share, end of period..       $22.74      $20.36      $17.93      $12.88      $11.57
Weighted average number of shares
 outstanding........................    14,787,171  14,557,008  14,425,007  14,368,052  14,347,071
SELECTED RATIOS
Return on average assets ............         1.39%       1.79%       2.65%       0.71%      -0.16%
Return on average shareholders'
 equity..............................        12.97%      19.13%      34.78%      11.52%      -2.79%
Net interest margin,
 taxable-equivalent..................         5.00%       4.79%       4.75%       4.52%       3.99%
Tier 1 risk-based capital ratio......        17.28%      20.70%      18.92%      13.59%      10.48%
Total risk-based capital ratio.......        18.54%      21.97%      20.19%      14.91%      11.82%
Tier 1 leverage capital ratio........        10.01%       9.84%       8.23%       6.02%       5.29%
Shareholders' equity to total assets.        10.73%      10.22%       8.63%       6.28%       5.81%

Note: All share and per-share figures give effect to the three-for-two stock splits effective
      February 22, 1993 and November 29, 1993.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation earned $40.9 million in 1995, or $2.77 per share. These results include the effects of a $10.0 million reduction in the level of the reserve for possible loan losses, which contributed $6.5 million or $0.44 per share to earnings on an after-tax basis. For 1994, the Company earned $52.8 million or $3.63 per share, including an after-tax contribution to earnings of $17.0 million or $1.17 per share resulting from a total of $26.1 million in loan loss reserve reductions during that period.

         Net interest income increased $5.6 million or 4.5% between 1994 and 1995 and the taxable-equivalent net interest margin rose to 5.00% in 1995 from 4.79% in 1994. Non-interest income decreased $1.1 million or 3.4% from 1994 to 1995 as a direct result of a $2.3 million decrease in gains recognized on sales of foreclosed real estate collateral. Virtually all other income categories showed improvement in 1995 over the prior year. Non-interest expense was $6.9 million or 6.6% higher in 1995 compared to 1994 largely as a result of acquisitions.

         Non-performing assets continued their steady decrease of the past several years in 1995. At December 31, 1995, non-performing assets were $14.0 million, down $8.1 million or 37% from $22.1 million at December 31, 1994. The reserve for possible loan losses was $37.0 million on December 31, 1995, an amount which represented 402% of non-performing loans and 2.6% of total loans. At year end 1994, the reserve coverage was 224% of non-performing loans and 3.2% of total loans on that date.

         For 1995, average earning assets were $2.66 billion, virtually unchanged from $2.67 billion in 1994. During 1995, however, the mix of earning assets shifted in favor of loans and away from investments in securities. Average loans outstanding were $1.19 billion in 1995 or 44.6% of total earning assets compared to $979 million or 36.7% of the total in 1994. This loan growth of $208 million or 21.3% is attributable to the Alabama acquisition completed in the first quarter of 1995, to strengthened demand for both commercial and consumer credit in the Company's market areas, and to more aggressive marketing of the Banks' loan products. At December 31, 1995, total loans outstanding were $1.44 billion, an increase of $379 million or 35.8% over the $1.06 billion total at the end of 1994.

         Average total deposits decreased slightly in 1995 to $2.42 billion from $2.45 billion in 1994, despite the impact of the Alabama acquisition in early 1995. The decrease in average deposits reflects the lingering impact of the rise in market interest rates during 1994 which fostered disintermediation of some deposit funds as depositors sought higher yielding alternative investment instruments. With the decline in market rates from the end of 1994 through the end of 1995, total deposits have increased to $2.56 billion at December 31, 1995 compared to $2.41 billion at December 31, 1994.

         The growth in average loans outstanding in 1995 not related to acquisitions and the average net deposit outflows relative to 1994 were funded primarily from maturities of investment securities. The Company's average investment in securities totaled $1.43 billion in 1995, a decrease of $193 million or 11.9% from $1.62 billion in 1994. At year end 1995, the total investment in securities was $1.37 billion, a decrease of $165 million or 10.8% from year end 1994.

         In early March, 1996, the Company completed a merger with First Citizens Bancstock, Inc. ("FCB"), the parent of The First National Bank in St. Mary Parish ("FNB"). FNB, which will merge into Whitney National Bank (the "Louisiana Bank"), operates eleven banking offices in south Louisiana with branches in St. Mary, East Baton Rouge and Iberia Parishes and a loan production office in Orleans Parish. FNB has total assets of approximately $243 million, $147 million in loans, total deposits of $214 million, and shareholders' equity of $27 million. The merger will be accounted for as a pooling of interests. FCB shareholders received approximately 2.03 million shares of Whitney Holding Corporation common stock in connection with this transaction and holders of FCB stock options received options to buy approximately 192,000 shares of the Company's common stock.

         On February 17, 1995, Whitney Bank of Alabama (the "Alabama Bank"), then a newly formed state-chartered banking subsidiary of the Company, purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The fair value of the tangible assets acquired totaled approximately $90 million, including $47 million in loans and $34 million in investment securities and federal funds sold. The Alabama Bank assumed non-interest-bearing demand deposits of $14 million and interest-bearing transaction, savings and time deposits totaling $76 million. The purchase price was approximately $12 million. Operating results from the date of acquisition are included in the accompanying consolidated statements of operations for 1995.

         On March 31, 1994, the Company and the Louisiana Bank purchased substantially all of the assets and assumed the deposits and certain other liabilities of Baton Rouge Bank and Trust Company. Included in the tangible assets acquired, whose fair value totaled approximately $118 million, were cash and cash items of $41 million, investment securities and federal funds sold of $13 million, and $59 million in loans, as well as six banking offices in the Baton Rouge area. The deposits assumed included approximately $24 million in non-interest-bearing demand deposits and $94 million in interest-bearing transaction, savings and time deposit accounts. As part of the acquisition price, which totaled approximately $9 million, Whitney Holding Corporation issued 90,909 shares of its common stock with a value of $2 million. The operating results from this acquisition were reflected in the Company's consolidated statements of operations beginning with the second quarter of 1994.

         In January, 1996, the Company announced negotiations to enter into a definitive merger agreement with The New Iberia Bancorp, parent of The New Iberia Bank which has assets of approximately $260 million and branches in Iberia, Lafayette and Vermilion Parishes in southern Louisiana. Completion of the negotiations and initiation of a plan of merger are still pending.

         The Company declared quarterly dividends in 1995 totalling $0.82 per share compared with $0.64 per share in 1994, an increase of $0.18 per share or 28%.

AVERAGE BALANCE SHEETS
(in thousands)

AVERAGE ASSETS                                    1995         1994         1993
                                           -------------------------------------
Cash and due from depository institutions  $   177,593  $    86,362  $   186,358
Interest bearing deposits in other
 financial institutions                              -            -          849
U.S. Treasury and agency securities          1,141,305    1,306,461    1,223,466
Mortgage-backed securities                     146,793      157,442      188,424
State and municipal securities                 122,916      121,481       98,728
Corporate bonds and other securities            19,004       37,587       36,234
Federal funds sold                              46,015       64,826      104,962
Loans, net of reserve for possible loan
 losses of $37,467 in 1995, $43,046 in
 1994 and $72,866 in 1993                    1,150,034      936,208      879,372
Bank premises and equipment, net                68,061       62,400       61,868
All other assets                                83,883       83,265      108,074
                                           -------------------------------------
         Total assets                      $ 2,955,604  $ 2,956,032  $ 2,888,335
                                           =====================================
AVERAGE LIABILITIES
Deposits:
   Non-interest-bearing demand deposits    $   776,923  $   759,549  $   732,734
   Savings deposits, NOW accounts and
      money market accounts deposits         1,008,610    1,122,636    1,157,859
   Time deposits                               633,678      570,023      524,997
                                           -------------------------------------
         Total deposits                    $ 2,419,211  $ 2,452,208  $ 2,415,590

Federal funds purchased and
 repurchase agreements                         194,103      200,063      226,878
All other liabilities                           26,594       27,542       26,205
                                           -------------------------------------
         Total liabilities                 $ 2,639,908  $ 2,679,813  $ 2,668,673
AVERAGE SHAREHOLDERS' EQUITY
Total capital accounts                         315,696      276,219      219,662
                                           -------------------------------------
         Total liabilities and
          shareholders' equity             $ 2,955,604  $ 2,956,032  $ 2,888,335
                                           =====================================

FINANCIAL CONDITION

LOANS

         In 1995, the Company's average loans outstanding increased $208 million or 21.3% as compared to 1994. Average loans outstanding of $1.32 billion in the fourth quarter of 1995 were $305 million or 29.9% above the level in 1994's fourth quarter. The Mobile acquisition in the first quarter of 1995, the improved economic conditions in the Company's market area, which is primarily southern Louisiana, southern Mississippi and southern Alabama, together with a focused effort to market the Banks' retail and commercial loan products, all contributed to the substantial loan growth in 1995.

         All categories of loans experienced solid growth from year end 1994 to year end 1995. Commercial loans, other than those secured by real estate, increased $165 million or 28.7% in 1995, while loans secured by commercial and other non-residential real estate collateral, increased $117 million or 40%. Loans to entities involved in manufacturing and wholesaling exhibited the strongest growth, although the overall increase was well distributed over diverse industries. Retail mortgage loans increased $82 million or 83%, in large part as a result of the successful promotion of new retail loan products. The $15 million or 15.8% growth in loans to individuals, which include various consumer installment and credit line loan products, was also largely the result of enhanced promotional efforts of new and existing products.

LOAN PORTFOLIO BALANCES AT DECEMBER 31
(in thousands)
                                            1995              1994              1993             1992              1991
                                    -----------------------------------------------------------------------------------
Commercial, financial,
 and agricultural loans             $    740,763     $     575,794     $     569,812    $     574,721     $     745,159
Real estate loans -
 commercial and other                    409,341           292,018           260,307          292,752           282,403
Real estate loans - retail
 mortgage                                180,199            98,079            71,363           88,590           118,878
Loans to individuals                     109,121            94,276            74,246           90,660           120,552
                                    -----------------------------------------------------------------------------------
         Total loans                $  1,439,424     $   1,060,167      $    975,728    $   1,046,723     $   1,266,992
                                    ===================================================================================


DEPOSITS AND SHORT-TERM BORROWINGS

         The Company's average deposits decreased $33 million or 1.4% to $2.42 billion in 1995 from $2.45 billion in 1994.

         As shown in the table of average balance sheets, non-interest-bearing demand deposits increased $17 million or 2.3% in 1995 as compared to 1994. This table also shows that average time deposits, which includes both core deposits and certificates of deposit of $100,000 and over, increased $64 million or 11.2% between 1994 and 1995. The growth within the time deposit category came both from core deposits of under $100,000 which increased $37 million and from a $26 million increase in certificates of deposit of $100,000 and over. The growth in the non-interest demand and time deposits categories in 1995 exceeded the amount attributable to the Mobile acquisition in each category.

         Average savings, NOW and money market account deposits decreased $114 million or 10.2% between 1994 and 1995. This decrease reflects the continuing impact of the rise in market rates during 1994 which fostered disintermediation of some deposit funds as depositors sought higher yielding alternative investment instruments. With the decline in market rates through the end of 1995, there has been some moderation in the level of the year-to-year decrease in this deposit category.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending facilities and part of the Company's services to correspondent banks and other customers. The Company's average short-term borrowing position, net of federal funds sold, was approximately $148 million in 1995 and $135 million in 1994.

INVESTMENT IN SECURITIES
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

Book Value at December 31                            1995                       1994                      1993
                                            ------------------------------------------------------------------

U.S. Treasury securities                    $     802,108              $     994,230             $     934,134
Securities of U.S. government agencies            250,198                    246,027                   366,938
Mortgage-backed securities:
 Held to maturity                                  56,707                          -                         -
 Available for sale                               127,498                    137,335                   182,030
State and municipal securities                    127,996                    126,537                   112,324
Corporate bonds                                         -                     25,160                    34,534
Equity securities                                   3,534                      3,689                     3,786
                                            ------------------------------------------------------------------
         Total                              $   1,368,041                  1,532,978           $     1,633,746
                                            ====================================================================

Distribution of Remaining                            Over One          Over Five
  Maturity and Yield by             One Year         Through           Through          Over
  Range                             and Less         Five Years        Ten Years        Ten Years         Total
  at December 31, 1995              Amount   Yield   Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield
                                    ------------------------------------------------------------------------------------
Securities held to maturity:
U.S. Treasury securities            $231,623  5.0 %  $570,485  5.7 %   $      -     - % $      -     - %  $802,108   5.5%
Mortgage-backed securities(2)            891  8.1      17,122  6.7     $ 38,694   6.3          -     -      56,707   6.4
Securities of U.S. government
  agencies                            91,345  5.2     158,853  6.6            -     -          -     -     250,198   6.1
State and municipal
  securities(1)                       10,179  7.2      51,815  7.9       55,691   8.5     10,311   8.7     127,996   8.2
Equity securities(3)                       -    -           -    -            -     -      3,534     -       3,534     -
Securities available for sale:(4)
Mortgage-backed securities(2)              -    -     118,799  6.5        8,699   5.7          -     -     127,498   6.4

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


INVESTMENT IN SECURITIES

         At December 31, 1995, the Company's total investment in securities was $1.37 billion, a decrease of $165 million or 10.8% from the December 31, 1994 total of $1.53 billion.

         The average total investment portfolio outstanding decreased $193 million or 11.9% between 1994 and 1995. Proceeds from maturing investments, particularly U.S. Treasury securities, were used to fund loan growth in 1995. The mix of average investments remained relatively stable, with U.S. Treasury and government agency issues, excluding mortgage-backed issues, representing approximately 80% of the totals for both 1995 and 1994.

         The weighted average maturity of the overall portfolio of securities was 27 months at year end 1995 as compared to 28 months at year end 1994. The weighted average taxable-equivalent portfolio yield was 5.99% at December 31, 1995, an increase of 18 basis points from 5.81% at December 31, 1994.

         Securities classified as available for sale constituted approximately 9% of the total investment portfolio at year end 1995 and 1994. These securities, all of which are mortgage-backed securities, are reported at their estimated fair values in the consolidated statements of condition. The unrealized gain on available for sale securities of $1.3 million at year end 1995 and the unrealized loss of $7.9 million at 1994's year end were reported, net of tax, as a separate component of shareholders' equity for each period. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. The Company maintains no trading portfolio.

         The Company does not maintain any investment or participation in financial instruments or agreements whose value is linked to or derived from changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements, and other financial arrangements with similar characteristics, and are commonly referred to as derivatives.

ASSET QUALITY

         Asset quality has exhibited a trend of steady improvement over the past four years. During 1995, the Company continued to be successful in its efforts to reduce all categories of its non-performing assets through the full rehabilitation of nonaccruing loans, the workout of troubled credits, or the sale of repossessed loan collateral. Non-performing assets totalled $14.0 million at December 31, 1995, a decrease of $8.1 million or 37% from $22.1 million at year end 1994.

         In 1995, the Company identified $3.1 million of loans to be charged off as uncollectible against the reserve for possible loan losses, a decrease of 14% from the $3.6 million of charge-offs in 1994. At the same time, the Company was successful in recovering $13.9 million of previously charged-off loans in 1995 compared to $19.7 million in 1994.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. With the significant recoveries in 1995 and 1994 and the improvement in overall asset quality, the Company was able to return $10 million of the reserve for possible loan losses to income in 1995 and $26.1 million in 1994. After the reduction in 1995, the reserve for possible loan losses was $37.0 million at December 31, 1995, or a 402% coverage of total non-performing loans and 2.6% of total loans.

         During 1995, the Company disposed of OREO properties with a carrying value at the time of sale totalling approximately $2.3 million. The value of properties acquired in settlement of loans during the year was $1.0 million.

NON-PERFORMING ASSETS AT DECEMBER 31
--------------------------------------------------------------------------------------------------------------
(in thousands)                      1995             1994              1993             1992              1991
                           -----------------------------------------------------------------------------------

Loans accounted for on a
 nonaccrual basis          $       7,574    $      15,396     $      33,631     $     70,640     $     103,763
Restructured loans                 1,622                -                 -                -             3,017
                           -----------------------------------------------------------------------------------
      Total non-performing
       loans               $       9,196    $      15,396     $      33,631     $     70,640     $     106,780
Other real estate
 owned                             4,799            6,685            16,126           40,142            68,444
Other foreclosed
 assets                                -                3               174              420               364
                           -----------------------------------------------------------------------------------
      Total non-performing
       assets              $      13,995    $      22,084     $      49,931     $    111,202     $     175,588
                           ===================================================================================
Loans 90 days past due
 still accruing            $         280    $         201     $         876     $      1,441     $       1,004
                           ===================================================================================

Non-performing assets as a
 percentage of:
Total assets                        0.4%             0.8%              1.7%              3.8%              6.1%
Total loans and foreclosed
 assets                             1.0%             2.1%              5.0%             10.2%             13.1%


         The Company has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. There were no significant dispositions of or income from these property interests in 1995, 1994 or 1993. Future dispositions may result in the recognition of substantial gains.

         The Company has not extended any credit in connection with what would be defined under regulatory guidelines as highly leveraged transactions, nor has it acquired any investment securities arising from such transactions. The Company's foreign lending and investing activities are currently immaterial.
Note 4 to the consolidated financial statements discusses credit concentrations in the loan portfolio.

SUMMARY OF LOAN LOSS EXPERIENCE
--------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                    1995             1994              1993             1992              1991
                           -----------------------------------------------------------------------------------
Reserve for possible loan
  losses at beginning of
  period                   $      34,425    $      44,485     $      98,558     $    107,246     $      90,845

Reserves provided upon
  acquisitions                     1,772                -                 -                -                 -

Loans charged off during
  period:
   Commercial, financial,
   and agricultural loans  $       2,174    $       1,833     $       4,560     $     12,651     $      18,263
   Real estate loans                  89              358               620            4,742             8,819
   Loans to individuals              810            1,383             1,252            3,996             7,909
                           -----------------------------------------------------------------------------------
      Total                $       3,073    $       3,574     $       6,432     $     21,389     $      34,991
                           -----------------------------------------------------------------------------------

Recoveries of loans
  previously charged off:
   Commercial, financial,
   and agricultural loans  $       4,706    $       4,706     $       7,156     $      4,281     $       2,265
   Real estate loans               6,846           11,918             3,754            2,156             1,026
   Loans to individuals            2,345            3,029             1,449            2,914             2,714
                           -----------------------------------------------------------------------------------
      Total                $      13,897    $      19,653     $      12,359     $      9,351     $       6,005
                           -----------------------------------------------------------------------------------

Net loans recovered
 (charged off)
 during period             $      10,824    $      16,079     $       5,927     $    (12,038)        $ (28,986)

Addition to (reduction of)
 reserve for possible loan
 losses charged (credited)
 to operations                   (10,000)         (26,139)          (60,000)           3,350            45,387
                           -----------------------------------------------------------------------------------

Reserve for possible loan
 losses at end of period   $      37,021    $      34,425     $      44,485     $     98,558     $     107,246
                           ===================================================================================

Reserve as a percentage of:
  Total non-performing
  loans                              402%             224%              132%            140%              100%

  Total loans                        2.6%             3.3%              4.6%            9.4%              8.5%

Ratio of net charge-off
  (recoveries) to average
  loans outstanding                 (0.9%)           (1.6%)            (0.6)%           1.1%              2.6%

ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                               DECEMBER 31, 1995           DECEMBER 31, 1994
                                            ------------------------   ------------------------
Balance at year end                         AMOUNT      PERCENTAGE      AMOUNT     PERCENTAGE
 applicable to -                            ------------------------   ------------------------

 Commercial, financial and
  agricultural loans                        $ 16,046       43.3%         $ 16,180       47.0%
 Real estate loans -
  commercial and other                         8,809       23.8             9,295       27.0
 Real estate loans -
  retail mortgage                              4,090       11.1             3,201        9.3
 Loans to individuals                          2,517        6.8             3,064        8.9
 Unallocated                                   5,559       15.0             2,685        7.8
                                            ------------------------   ------------------------
                                            $ 37,021      100.0%        $ 34,425       100.0%
                                            ========================   ========================

CAPITAL ADEQUACY

         The Company's risk-based regulatory capital ratios declined moderately between December 31, 1994 and December 31, 1995. This decline is attributable mainly to the acquisition of intangible assets as part of the purchase of the Mobile, Alabama banking operations in February, 1995. Intangible assets generally must be deducted from both regulatory capital and risk-weighted assets before calculating regulatory capital ratios. Also contributing to this decrease was the shift in the asset mix from investments to loans, because loans are generally assigned a risk- weighting higher than investment securities in the capital ratio calculations.

         The Company's regulatory capital ratios are shown above compared to the minimums that are currently required to be eligible for regulatory classification as a "well-capitalized" institution. The regulatory capital ratios for the Banks were also in excess of minimum requirements at December 31, 1995.

         Regulatory agencies will assess an institution's exposure to interest rate risk as part of their overall procedures performed to evaluate an institution's capital adequacy. These agencies have also proposed rules to incorporate a measure of interest rate risk into an institution's required level of regulatory capital. Management believes that implementation of these procedures and proposed rules will not have a significant impact on the Company's or the Banks' regulatory capital requirements.

REGULATORY CAPITAL RATIOS
--------------------------------------------------------------------------------
                                                                  Required for
                                       December 31,             well-capitalized
                                   1995           1994             institution
                           -----------------------------------------------------
Tier 1 risk-based
         capital ratio           17.28%          20.70%                    6.00%

Total risk-based
         capital ratio           18.54%          21.97%                   10.00%

Tier 1 leverage
         capital ratio           10.01%           9.84%                    5.00%

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Taxable-equivalent net interest income increased $5.7 million or 4.4% in 1995 as compared to 1994, as the net interest margin rose to 5.00% from 4.79%. A combination of factors contributed to this increase, the components of which are detailed in the following tables analyzing changes in interest income and expense.

         Taxable-equivalent loan interest income increased $27.8 million or 33.2% in 1995 as compared to 1994. Approximately 70% of this increase was driven by the growth in average loans outstanding during 1995, with the remaining portion driven by the rise in the effective yield of the Company's loan portfolio. Market interest rates generally rose throughout 1994 and then moderated during 1995, and weighted-average bank prime rates were approximately
1.5 percentage points higher in 1995 compared to 1994. The effective yield on the Company's loan portfolio, approximately 40% of which reprices with changes in prime, increased 0.84 of a percentage point over this same period.

         In 1995, taxable-equivalent interest income on investment securities decreased $9.4 million or 10.1% from the previous year. This decrease is consistent with the reduction in the average investment in securities outstanding between 1994 and 1995 of $193 million. Because of its maturity structure, the effective yield on the Company's investment securities portfolio is not as immediately responsive to rising or falling market rates as are its loan yields. The effective portfolio yield was 5.85% in 1995 or an increase of 10 basis points over the effective yield of 5.75% in 1994.

         The net increase in total taxable-equivalent interest income between 1994 and 1995 was $18.5 million or 10.3%. The overall effective earning-asset yield in 1995 was 7.43%, an increase of 70 basis points from 6.73% in 1994.

         Interest expense increased approximately $12.8 million or 24.7% in 1995 as compared to 1994. The increase in interest expense came despite a $56.3 million decrease in average interest-bearing liabilities outstanding between these periods. The increase reflects the impact of rising rates during 1994, the rate structures of the markets in which the Company has made recent acquisitions, and a shift in the deposit mix toward time deposits, a shift which is also partly attributable to recent acquisitions. The overall cost of funds rate on interest-bearing liabilities was 3.52% in 1995 as compared to 2.74% in 1994, an increase of 78 basis points.

OTHER INCOME AND EXPENSE

         Non-interest income, adjusted to exclude securities gains and net gains from OREO sales, increased $1.3 million or 4.4% to $30.3 million in 1995 from $29.0 million in 1994. This followed an increase of $1.7 million or 6.1% from 1993 to 1994.

         Income from service charges on deposits accounts, which accounted for more than half of adjusted non-interest income in both 1995 and 1994, decreased sightly, largely as a result of increases in the earnings credit rate applied to business account balances that accompanied the generally higher average interest rates experienced in 1995. The decrease in business account charges was partly offset by an increase in personal account service charge income which was largely attributable to the addition of the Alabama operations in 1995.

         Fee income from credit card related operations increased 10.5% in 1995 compared to 1994, while income from services which support the international activities of the Company's customers increased 8.9%. These increases reflect both economic conditions as well as the successful marketing of existing and new banking products and services. Increased fees from trust investment management services, reflecting in part the strong performance of the financial markets in 1995, supported an overall increase of 22.3% in trust services income over 1994. The loss of several correspondent bank relationships to industry consolidation and the moderation of market interest rates in 1995 both led to a lessened demand for the services of the Company's investment department and income from these services decreased 17.3% from 1994's level.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                 1995                         1994                         1993
                                      Average    Income/  Yield/   Average    Income/  Yield/   Average    Income/  Yield/
                                      Balance    Expense  Rate     Balance    Expense  Rate     Balance    Expense  Rate
                                  ----------------------------------------------------------------------------------------
ASSETS
Loans (tax equivalent)(1)(2)..     $1,187,501  $111,462  9.39 % $  979,254  $ 83,711  8.55 % $  952,238  $ 74,846  7.86 %

U.S. Treasury securities......     $  926,686  $ 50,532  5.45 % $1,007,913  $ 54,312  5.39 % $  884,417  $ 51,463  5.82 %
U.S. government agency
  securities..................        214,619    12,575  5.86 %    298,548    16,500  5.53 %    339,049    19,570  5.77 %
Mortgage-backed securities(3).        146,793     9,600  6.46 %    157,442    10,197  6.43 %    188,424    12,635  6.71 %
State and municipal securities
  (tax equivalent)(1).........        122,916    10,066  8.19 %    121,481     9,934  8.18 %     98,728     8,603  8.71 %
Corporate bonds and other
  securities..................         19,004     1,039  5.47 %     37,587     2,309  6.14 %     36,234     2,501  6.90 %
                                  ----------------------------------------------------------------------------------------
  Total investment in
    securities................     $1,430,018  $ 83,812  5.85 % $1,622,971  $ 93,252  5.75 % $1,546,852  $ 94,772  6.13 %
                                  ----------------------------------------------------------------------------------------
Federal funds sold............         46,015     2,712  5.89 %     64,826     2,550  3.93 %    104,962     3,145  3.00 %
Interest-bearing deposits.....              -         -     -            -         -     -          849        26  3.06 %
                                  ----------------------------------------------------------------------------------------
  Total interest-earning
    assets....................     $2,663,534  $197,986  7.43 % $2,667,051  $179,513  6.73 % $2,604,901  $172,789  6.63 %
                                  ----------------------------------------------------------------------------------------
Cash and due from financial
  institutions................        177,593                      186,362                      186,358
Bank premises and
  equipment,net...............         68,061                       62,400                       61,868
Other real estate owned, net..          6,103                       10,681                       27,753
Other assets...........                77,780                       72,584                       80,321
Reserve for possible losses...        (37,467)                     (43,046)                     (72,866)
                                  ------------                  -----------                  -----------
  Total assets................     $2,955,604                   $2,956,032                   $2,888,335
                                  ============                  ===========                  ===========

LIABILITIES
Savings account deposits......     $  467,754  $ 12,557  2.68 % $  541,782  $ 14,611  2.70 % $  552,420  $ 15,194  2.75 %
NOW account and MMDA deposits.        540,856    10,365  1.92 %    580,854    10,459  1.80 %    605,439    12,010  1.98 %
Time deposits.................        633,678    31,718  5.01 %    570,023    19,965  3.50 %    524,997    15,552  2.96 %
                                  ----------------------------------------------------------------------------------------
  Total interest-bearing
    deposits..................     $1,642,288  $ 54,640  3.33 % $1,692,659  $ 45,035  2.66 % $1,682,856  $ 42,756  2.54 %
                                  ----------------------------------------------------------------------------------------
Federal funds purchased and
  repurchase agreements.......        194,103    10,022  5.16 %    200,063     6,832  3.41 %    226,878     6,260  2.76 %
  Total interest-bearing
    liabilities...............     $1,836,391  $ 64,662  3.52 % $1,892,722  $ 51,867  2.74 % $1,909,734  $ 49,016  2.57 %
Demand deposits...............        776,923                      759,549                      732,734
Other liabilities.............         26,594                       27,542                       26,205
Shareholders' equity..........        315,696                      276,219                      219,662
                                  ------------                  -----------                  -----------
  Total liabilities and
    shareholders' equity......     $2,955,604                   $2,956,032                   $2,888,335
                                  ============                  ===========                  ===========
  Net interest income/margin
    (tax equivalent)(1).......                $133,324   5.00 %             $127,646  4.79 %             $123,773  4.75 %
                                              =========  ======             ========= ======             ========= =======

 (1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for 1995 and 1994 and 1993.
 (2)  Average balance includes nonaccruing loans of $12,077, $23,313, and $48,403, respectively, in 1995, 1994 and 1993.
 (3)  Average  balance  includes  unrealized loss on securities available for sale of $1,848 and  $1,257, respectively, in  1995 and
      1994, which is excluded in calculating the yield.

                                  Page 15 of 60

ANALYSIS OFCHANGES IN INTEREST INCOME AND INTEREST EXPENSE
VOLUME AND YIELD/RATE VARIANCE
-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

                                                      1995 Compared to 1994                       1994 Compared to 1993
                                              -------------------------------------------------------------------------------
                                                    Increase (Decrease) Due to                  Increase (Decrease) Due to

                                                                 Yield/                                   Yield/
                                                  Volume          Rate       Total          Volume         Rate        Total
                                              -------------------------------------------------------------------------------
INTEREST EARNED ON
Loans (tax equivalent)(1)(2)................. $   19,727   $    8,024   $   27,751      $    4,420   $    4,445   $    8,865

U.S. Treasury securities..................... $   (4,346)  $      566   $   (3,780)     $    6,975   $   (4,126)  $    2,849
U.S. government agency securities............     (4,669)         744       (3,925)         (2,326)        (744)      (3,070)
Mortgage-backed securities
                    (available for sale).....       (643)          46         (597)         (2,066)        (372)      (2,438)
State and municipal securities
                    (tax equivalent)(1)......        120           12          132           1,946         (615)       1,331
Corporate bonds and other securities.........     (1,129)        (141)      (1,270)             85         (277)        (192)
                                              -------------------------------------------------------------------------------
                    Total investment
                    securties................ $  (10,667)  $    1,227   $   (9,440)     $    4,614   $   (6,134)  $    1,520)
                                              -------------------------------------------------------------------------------

Federal funds sold...........................       (905)       1,067          162          (1,303)         708         (595)
Interest-bearing deposits....................          -            -            -             (26)           -          (26)
                                              -------------------------------------------------------------------------------
                    Total interest-earning
                    assets................... $    8,155   $   10,318   $   18,473      $    7,705   $     (981)  $    6,724
                                              -------------------------------------------------------------------------------

Savings account deposits..................... $   (1,961)  $      (93)  $   (2,054)     $     (300)  $     (283)  $    (583)
NOW account and MMDA deposits................       (754)         660          (94)           (461)      (1,090)      (1,551)
Time deposits................................      2,938        8,815       11,753           1,494        2,919        4,413
                                              -------------------------------------------------------------------------------
                   Total interest-bearing
                   deposits.................. $      223   $    9,382   $    9,605      $      733   $    1,546   $    2,279
                                              -------------------------------------------------------------------------------

Federal funds purchased and
                    repurchase agreements....       (300)       3,490        3,190            (837)       1,409          572
                                              -------------------------------------------------------------------------------
                    Total interest-bearing
                    liabilities.............. $      (77)  $   12,872   $   12,795      $     (104)  $    2,955   $    2,851
                                              -------------------------------------------------------------------------------

                    Net interest income
                    (tax equivalent)(1)...... $    8,232   $   (2,554)  $    5,678      $    7,809   $   (3,936)  $    3,873
                                              ===============================================================================

 (1) Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for 1995, 1994 and 1993.
 (2) Interest recognized on a cash basis on nonaccruing loans and prior cost recovery interest currently recognized on nonaccruing and certain accruing loans was $6,425, $6,803 and $3,830 in 1995, 1994 and 1993, respectively.

                                  Page 16 of 60

         The Company continued to expand its automated teller facilities in 1995 and fees generated from ATM operations, which are included with other fees and charges in the accompanying table of non-interest income, increased 70% or approximately $500 thousand over 1994. Also included with other fees and charges is income from the Company's secondary mortgage loan operations. This income category was stable in 1995 after a fairly sharp decline in 1994 when rising market rates curtailed the volume of activity.

         Non-interest operating expenses, adjusted to exclude provisions for or recoveries of losses on OREO and other problem assets, were $111 million in 1995, an increase of $5.7 million or 5.4% over 1994's total of $105 million. Between 1993 and 1994, the increase in adjusted non-interest operating expenses was $7.1 million or 7.2%.

         As is shown in the table of non-interest expense, salaries and employee benefits expense increased $3.9 million or 7.3% in 1995 as compared to 1994. Approximately $2.1 million of this increase was related to the new banking operations in Alabama. The remaining increase of $1.8 million is attributable to regular merit increases and key staff additions.

         Excluding personnel-related expenses, the Alabama Bank acquisition in 1995 added approximately $3.0 million to non-interest operating expenses, with the largest impact on the amortization of intangible assets, marketing expense, and the expense of bank premises and furnishings and equipment. Continued enhancements to the Company's data processing systems and automation capabilities in 1995 as well as further expansion of its ATM network also contributed to the 28.1% increase over 1994 in the expense for furnishings and equipment.

         Credit card operating expenses for 1995 grew at a rate consistent with the growth in income from these operations as discussed above. Taxes and insurance expense increased 32.2% in 1995 almost entirely as a consequence of the addition of the Company's earnings and increased equity to the assessment base used to compute certain state ad valorem taxes. The 14.1% increase in legal and other professional services for 1995 relates mainly to data processing consulting services on important system upgrades.

         A significant decrease in the premium rate schedule for FDIC deposit insurance, which was effective for the third quarter of 1995, is directly responsible for the $2.5 million or 42.6% reduction in the Company's annual deposit insurance expense as compared to 1994. The added expense from amortizing intangible assets acquired in 1995 and 1994 was more offset in 1995 by a $2.4 million decrease in the amortization of intangibles from earlier acquisitions resulting in a net decrease of $1.3 million in this expense category. The expense of maintaining and operating OREO declined in 1995 with the continued improvement in asset quality.

NON-INTEREST INCOME
-------------------------------------------------------------------------------------------------------------------
                                                          1995     % Change          1994    % Change          1993
                                                     --------------------------------------------------------------
Service charges on deposits                          $  15,848      (2.9)%       $ 16,322        4.5%     $  15,613
Credit card income                                       5,081      10.5            4,598       14.5          4,014
Trust service fees                                       3,394      22.3            2,775        1.3          2,740
International services income                            1,941       8.9            1,783       23.6          1,443
Investment services income                                 920     (17.3)           1,113       27.5            873
Other fees and charges                                   2,543      27.8            1,990       11.7          1,782
Net gains on sales of OREO                                 935     (71.3)           3,260       (9.9)         3,618
Other operating income                                     602      29.2              466      (48.7)           908
                                                     --------------------------------------------------------------
Total other non-interest income                      $  31,264      (3.2)        $ 32,307        4.2      $  30,991
Gain on sale of securities                                   -         -               46          -              -
                                                     --------------------------------------------------------------

Total non-interest income                            $  31,264      (3.4)%       $ 32,353       4.4%      $  30,991
                                                     ==============================================================

NON-INTEREST EXPENSE
-------------------------------------------------------------------------------------------------------------------
                                                           1995    % Change           1994    % Change         1993
                                                     --------------------------------------------------------------
Salaries and benefits                                $  57,672        7.3%      $ 53,725       11.3%      $  48,264
Occupancy of bank premises, net                          7,666       11.0          6,903        6.2           6,502
Furnishings and equipment,including data processing      9,200       28.1          7,180       18.7           6,050
Security and other outside services                      3,977        9.8          3,623       20.6           3,005
Taxes and insurance, other than real estate              3,955       32.2          2,991       59.0           1,881
Credit card processing services                          3,723       11.7          3,334        9.6           3,043
Deposit insurance and regulatory fees                    3,383      (42.6)         5,898      (14.3)          6,885
Postage and communications                               3,105       20.6          2,574        3.5           2,488
Legal and other professional services                    2,908       14.1          2,549      (25.0)          3,398
Stationery and supplies                                  2,483       11.0          2,237        5.8           2,115
Advertising                                              1,998       28.2          1,559       23.1           1,267
Amortization of intangible assets                        2,888      (30.6)         4,161       13.6           3,664
OREO maintenance and operations, net                       371      (61.3)           958      (14.5)          1,120
Provision for (recovery of) losses on OREO and
 other problem assets, net                                  87      108.2         (1,056)    (155.6)          1,900
Other operating expense                                  7,717        1.2          7,622      (10.4)          8,511
                                                     --------------------------------------------------------------

Total non-interest
    expense                                          $ 111,133        6.6%      $104,258        4.2%      $ 100,093
                                                     ==============================================================


INCOME TAXES

         The Company provided for income taxes at an overall effective rate of 31.3% in 1995, down from the 32.4% rate in 1994. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.

ACCOUNTING CHANGES

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, which addresses the accounting by creditors for impairment of certain loans. The Company's reserve for possible loan losses at December 31, 1995 includes a measure of impairment related to those loans identified for evaluation under the new standard. This measurement is based on a comparison of the recorded investment in each impaired loan with either the expected cash flows discounted using the loan's original effective interest rate or, in the case of certain collateral-dependent loans, the fair value of the underlying collateral. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.


ASSET/LIABILITY MANAGEMENT

         The asset/liability management process has as its focus the development and implementation of strategies in the funding and deployment of the Company's financial resources which are expected to maximize soundness and profitability over time. These strategies reflect the goals set by the Company for capital adequacy, liquidity, and the acceptable level of risk established in Company policies.

INTEREST RATE RISK/INTEREST RATE SENSITIVITY

         The Company's financial assets and liabilities are subject to scheduled and unscheduled repricing opportunities over time. Both the Company's potential for generating net interest income and the current market values of its financial assets and liabilities depend in part upon the prevailing levels of market interest rates when these repricing opportunities arise. Interest rate risk is a measure of this potential change in earnings ability and market values.

         As part of the asset/liability management process the Company uses a variety of tools, including an earnings simulation model, to measure interest rate risk and to evaluate the impact of possible changes in rates on its internal strategies. The interest rate sensitivity gap analysis, shown in the accompanying table, compares the volume of repricing assets against repricing liabilities over time. This analysis is a relatively simple tool which is useful mainly in highlighting significant short-term repricing volume mismatches.

         The table presents the rate sensitivity gap analysis at December 31, 1995. The interest rates on a substantial portion of the outstanding commercial loans vary with changes in the Banks' prime lending rates or the prime rates of certain money-center banks. These loans are assigned to the earliest repricing period in the rate sensitivity analysis. A sizable portion of loans shown in the analysis as repricing after one year is made up of fixed-rate real estate loans.

         In preparing this analysis, deposit funding sources with no scheduled maturity or contractual repricing date are assigned to a particular repricing period after consideration of past and expected customer behavior in response to general market rate changes. In the twelve-month period from December 31, 1995, the analysis indicates that the Company is in a slightly liability-sensitive position on a cumulative basis.

INTEREST RATE SENSITIVITY
-------------------------------------------------------------------------------------------------
December 31, 1995
(dollars in millions)

                                            TIME TO MATURITY OR NEXT REPRICING
                        -------------------------------------------------------------------------
                          0-30      31-90     91-180     181-365  1 THROUGH     OVER 5
                          DAYS       DAYS       DAYS        DAYS    5 YEARS      YEARS      TOTAL
                        -------------------------------------------------------------------------

ASSETS
   Securities held
      to maturity       $   29     $   61     $   85     $  165     $  793      $  108     $1,241
 Securities
      available
      for sale               2          4          6         12         94           9        127
   Loans                   697         46         41         52        432         171      1,439
   Federal funds
      sold                  14          -          -          -          -           -         14
                        -------------------------------------------------------------------------
     Total earning
      assets            $  742     $  111     $  132     $  229     $1,319      $  288     $2,821

SOURCES OF FUNDS
   Demand deposits      $    -     $    -     $    -     $    -     $    -      $  852     $  852
   Savings deposits          -          -          -          -        455           -        455
   Money market
     account deposits        -          -        184          -          -           -        184
   NOW account deposits      -          -          -        345          -           -        345
   Eurodollar deposits      17          -          -          -          -           -         17
   Certificates of
     deposit               115        161        147        177        108           -        708
   Funds purchased
     and repurchase
    agreements             227          -          -          -          -           -        227
                        -------------------------------------------------------------------------
     Total funding
    liabilities         $  359     $  161     $  331    $   522     $  563      $  852     $2,788

INTEREST RATE
   SENSITIVITY
   GAP                  $  383     $  (50)    $ (199)   $  (293)     $  756      $(564)    $   33

CUMULATIVE INTEREST
   RATE SENSITIVITY
   GAP                  $  383     $  333     $  134    $  (159)     $  597      $  33

CUMULATIVE INTEREST
   RATE SENSITIVITY
   GAP AS A PERCENT
   OF TOTAL EARNING
   ASSETS                 13.6%      11.8%       4.7%      (5.6)%      21.2%       1.2%

LIQUIDITY AND OTHER MATTERS

         The Company and the Banks manage their liquidity positions to ensure their ability to satisfy customer demand for credit, to fund deposit withdrawals, to meet operating and other corporate obligations, and to take advantage of investment opportunities, all in a timely and cost-effective manner. Traditionally these liquidity needs have been met by maintaining a strong base of core deposits and by carefully managing the maturity structure of the investment portfolios. The funds provided by current operations and forecasts of loan repayments are also considered in the liquidity management process.

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

         The following tables present information concerning deposits and short-term borrowings for the years 1995, 1994 and 1993. Average core deposits, defined as all deposits other than time deposits of $100,000 or more, decreased $60 million or 2.7% to $2.15 billion in 1995 from $2.21 billion in 1994. Core deposits comprised approximately 90% of total average deposits for both of these periods.

         As of December 31, 1995, approximately $340 million or 27% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $127 million of investment securities was classified as available for sale at the end of 1995, although management's determination of this classification does not derive primarily from liquidity considerations.

         The Banks had approximately $914 million in unfunded loan commitments outstanding at December 31, 1995, an increase of $331 million from the level at December 31, 1994. Contingent obligations under letters of credit and financial guarantees increased moderately between these dates to a total of $81 million at December 31, 1995. Available credit card lines were $31 million at December 31, 1995, slightly above the level at year end 1994. Draws under these financial commitments should not place any unusual strain on the Company's liquidity position.

         In 1996, the Company plans to open or begin construction on thirteen additional branch locations throughout the Banks' market areas and to complete the construction of a new operations center for the Louisiana Bank and a main office for the Alabama Bank. Total capital expenditures for these new facilities are estimated at $30 million.

DEPOSITS
(in thousands)
                                                                                          1995             1994              1993
                                                                                  -----------------------------------------------
Average non-interest-bearing demand deposits in domestic bank offices                $ 776,923        $ 759,549         $ 732,734
Average NOW account deposits in domestic offices                                       331,765          330,090           344,249
Average savings and money market account deposits in domestic bank offices             676,845          792,546           813,610
Average time deposits in domestic bank offices                                         626,757          565,923           520,721
Average time deposits in foreign banking offices                                         6,921            4,100             4,276

Remaining maturity of time certificates of deposit of $100,000 or more issued by domestic  offices as of December  31, 1995:
   3 months or less                                                                  $ 168,963
   Over 3 through 6 months                                                              66,573
   Over 6 through 12 months                                                             52,490
   Over 12 months                                                                       25,592
                                                                                     ---------

     Total certificates of deposit of $100,000 or more                               $ 313,618
                                                                                     ---------

Remaining maturity of time  certificates of deposit of less than $100,000 issued by domestic  offices as of December 31, 1995:
   3 months or less                                                                  $ 106,594
   Over 3 through 6 months                                                              80,895
   Over 6 through 12 months                                                            124,954
   Over 12 months                                                                       82,074
                                                                                     ---------

     Total certificates of deposit of less than $100,000                             $ 394,517
                                                                                     ---------

     Total time certificates of deposit                                              $ 708,135
                                                                                     =========


FEDERAL FUNDS PURCHASED AND BORROWINGS UNDER REPURCHASE AGREEMENTS
(in thousands)
                                                                          1995                       1994                      1993
                                                                  ------------------------------------------------------------------
Amount outstanding at year end                                    $    227,094              $     179,806             $     215,168
Weighted average interest rate at year end                                5.15%                      4.27%                     2.91%

Average outstanding during the year                               $    194,103              $     200,063             $     226,878
Weighted average interest rate for the year                               5.16%                      3.41%                     2.76%

Maximum amount outstanding at any month
   end                                                            $    234,558              $     262,970             $     247,055

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S

C O N S O L I D A T E D  B A L A N C E  S H E E T S


(dollars in thousands)                                                 December 31,
                                                                    1995          1994
                                                               ------------  -------------
ASSETS
 Cash and due from financial institutions..................... $    217,658  $    196,850
 Investment in securities:
      Securities available for sale...........................      127,498       137,335
      Securities held to maturity (fair value of $1,257,993
           in 1995 and $1,350,581 in 1994)....................    1,240,543     1,395,643
 Federal funds sold...........................................       13,650        17,600
 Loans........................................................    1,439,424     1,060,167
 Less reserve for possible loan losses........................       37,021        34,425
                                                               ---------------------------
   Loans, net.................................................    1,402,403     1,025,742
 Bank premises and equipment, net.............................       75,205        63,209
 Other real estate owned, net.................................        4,799         6,685
 Accrued income receivable....................................       27,925        31,365
 Other assets.................................................       41,965        38,228
                                                               ---------------------------
           TOTAL ASSETS....................................... $  3,151,646  $  2,912,657
                                                               ===========================

 LIABILITIES
 Deposits:
      Non-interest-bearing demand deposits.................... $    851,751  $    768,811
      Interest-bearing deposits...............................    1,709,607     1,642,252
          Total deposits......................................    2,561,358     2,411,063
 Federal funds purchased and securities sold under
      repurchase agreements...................................      227,094       179,806
 Dividends payable............................................        3,273         2,488
 Other liabilities............................................       21,669        21,621
                                                               ---------------------------
           TOTAL LIABILITIES.................................. $  2,813,394  $  2,614,978
                                                               ---------------------------

 SHAREHOLDERS' EQUITY
 Common stock, nor par value: 40,000,000 shares authorized,
    15,442,323 shares issued and 14,878,019 shares
    outstanding in 1995, 15,242,505 shares issued and
    14,634,701 shares outstanding in 1994, after deduction
    of treasury stock......................................... $      2,800  $      2,800
 Capital surplus..............................................       57,561        51,608
 Retained earnings............................................      284,820       256,041
 Net unrealized gain (loss) on securities available for sale,
    net of tax effect of $455) in 1995 and $2,755 in 1994.....          846        (5,118)
                                                               ---------------------------
           Total..............................................      346,027       305,331
                                                               ---------------------------

 Treasury stock at cost, 564,304 shares in 1995 and 607,804
      shares in 1994, and unearned restricted stock
      compensation............................................        7,775         7,652
                                                               ---------------------------

           TOTAL SHAREHOLDERS' EQUITY......................... $    338,252  $    297,679
                                                               ---------------------------
           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY......................... $  3,151,646  $  2,912,657
                                                               ===========================

The accompanying notes are an intergral part of these financial statements

W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S

C O N S O L I D A T E D  S T A T E M E N T S  O F  O P E R A T I O N S


(in thousands, except per-share amounts)
                                                              Year Ended December 31,
                                                           1995         1994         1993
                                                       ------------------------------------
INTEREST INCOME
Interest and fees on loans............................ $  111,150   $   83,436   $   74,598
Interest and dividends on investments-
      U.S. Treasury and agency securities.............     63,107       70,812       71,033
  Mortgage-backed securities..........................      9,600       10,197       12,635
      Obligations of states and political
        subdivisions..................................      6,544        6,457        5,592
      Federal Reserve and corporate securities........      1,039        2,309        2,501
Interest on federal funds sold........................      2,712        2,550        3,145
Interest on deposits in other financial institutions..          -            -           26
                                                       ------------------------------------
            TOTAL..................................... $  194,152   $  175,761   $  169,530
                                                       ------------------------------------

INTEREST EXPENSE
Interest on deposits.................................. $   54,640   $   45,035   $   42,756
Interest on federal funds purchased and securities
      sold under repurchase agreements................     10,022        6,832        6,260
                                                       ------------------------------------
            TOTAL..................................... $   64,662   $   51,867   $   49,016
Net interest income................................... $  129,490   $  123,894   $  120,514
Reduction of reserve for possible loan losses.........     10,000       26,139       60,000
                                                       ------------------------------------
Net interest income after reduction of reserve for
       possible loan losses........................... $  139,490   $  150,033   $  180,514
                                                       ------------------------------------

NON-INTEREST INCOME
Gain on sale of securities............................ $        -   $       46   $        -
Other non-interest income.............................     31,264       32,307       30,991
                                                       ------------------------------------
            TOTAL..................................... $   31,264   $   32,353   $   30,991
                                                       ------------------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits........................ $   57,672   $   53,725   $   48,264
Occupancy of bank premises, net.......................      7,666        6,903        6,502
Other non-interest expenses...........................     45,795       43,630       45,327
                                                       ------------------------------------
            TOTAL..................................... $  111,133   $  104,258   $  100,093
                                                       ------------------------------------
Income before income taxes and effect of accounting
      changes......................................... $   59,621   $   78,128   $  111,412
Income tax expense....................................     18,684       25,290       35,645
                                                       ------------------------------------
Income before effect of accounting changes............ $   40,937   $   52,838   $   75,767
Cumulative effect of accounting changes, net..........          -            -          634
                                                       ------------------------------------
Net income............................................ $   40,937   $   52,838   $   76,401
                                                       ====================================

EARNINGS PER SHARE:
      Income before cumulative effect of accounting
            changes................................... $     2.77   $     3.63   $     5.25
      Cumulative effect of accounting changes, net....          -            -         0.05
                                                       ------------------------------------
     Net income....................................... $     2.77   $     3.63   $     5.30
                                                       ====================================

The accompanying notes are an integral part of these financial statements.

                                  Page 23 of 60

                  W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S

                        C O N S O L I D A T E D  S T A T E M E N T S  O F  C H A N G E S  I N

                                      S H A R E H O L D E R S '  E Q U I T Y

(in thousands, except share and per-share amounts)
                                                                                           NET
                                                                                    UNREALIZED                UNEARNED
                                                                                GAIN (LOSS) ON              RESTRICTED
                                                                                    SECURITIES                   STOCK
                                                COMMON     CAPITAL    RETAINED       AVAILABLE    TREASURY     COMPEN-
                                                 STOCK     SURPLUS    EARNINGS        FOR SALE       STOCK      SATION        TOTAL
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1992................    $2,800     $47,448    $142,383     $         -     ($6,658)      ($442)   $185,531

     Net income for 1993....................                            76,401                                              76,401
     Cash dividends declared, $0.43 per
       share................................                            (6,251)                                             (6,251)
     Restricted stock grants, 36,000 shares.                   364                                     335        (699)          -
     Common stock issued:
       Employee savings plan, 3,266 shares..                    76                                                              76
       Stock options exercised, 2,302 shares                     9                                      21                      30
     Amortization of unearned restricted
       stock compensation...................                                                                       168         168
     Change in net unrealized gain (loss) on
       securities available for sale........                                             3,083                               3,083
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1993................    $2,800     $47,897    $212,533          $3,083     ($6,302)      ($973)   $259,038
                                                ----------------------------------------------------------------------------------

     Net income for 1994....................                            52,838                                              52,838
     Cash dividends declared, $0.64 per
       share................................                            (9,330)                                             (9,330)
     Employee restricted stock grants,
       50,100 shares........................                   891                                     466      (1,357)          -
     Director stock grants, 1,200 shares....                    63                                                              63
     Common stock issued:
       Acquisition of Baton Rouge Bank
         and Trust Company, 90,909 shares...                 2,000                                                           2,000
       Employee savings plan, 16,768 shares.                   406                                                             406
       Dividend reinvestment plan,
         10,093 shares......................                   269                                                             269
       Stock options exercised, 18,674
         shares.............................                    82                                     174                     256
     Amortization of unearned restricted
       stock compensation...................                                                                       340         340
     Change in net unrealized gain (loss) on
       securities available for sale........                                            (8,201)                             (8,201)
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1994................    $2,800     $51,608    $256,041         ($5,118)    ($5,662)    ($1,990)   $297,679
                                                -----------------------------------------------------------------------------------

     Net income for 1995....................                            40,937                                              40,937
     Cash dividends declared, $0.82 per
       share................................                           (12,158)                                            (12,158)
     Employee restricted stock grants,
       40,000 shares........................                   783                                     372      (1,155)          -
     Employee stock grants forfeited,
       1,250 shares.........................                   (17)                                    (12)         29           -
     Director stock grants, 1,350 shares....                    56                                                              56
     Common stock issued:
       Employee savings plan, 148,177 shares                 3,765                                                           3,765
       Dividend reinvestment plan,
         50,291 shares......................                 1,325                                                           1,325
       Stock options exercised, 4,750 shares                    41                                      45                      86
     Amortization of unearned restricted
       stock compensation...................                                                                       598         598
     Change in net unrealized gain (loss) on
       securities available for sale........                                             5,964                               5,964
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1995................    $2,800     $57,561    $284,820            $846     ($5,257)    ($2,518)   $338,252
                                                ===================================================================================

The accompanying notes are an integral part of these financial statements.

                                  Page 24 of 60

            W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S

                  C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W S

(in thousands)                                                                     Year Ended December 31,
                                                                               1995         1994         1993
                                                                          -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................................   $    40,937 $     52,838 $     76,401
   Adjustments to reconcile net income to cash provided by
      (used in) operating activities:
      Cumulative effects of accounting changes.........................            -            -         (634)
      Depreciation.....................................................        7,465        6,389        5,971
      (Reduction of) reserves for possible loan losses.................      (10,000)     (26,139)     (60,000)
      Provision for (Reduction of) losses on OREO and other problem
         assets........................................................           87       (1,073)       1,900
      Amortization of intangible assets and unearned restricted stock
         compensation..................................................        3,486        4,500        3,833
      Amortization of premiums and discounts on investment
         securities, net...............................................       13,062       14,464       13,576
      (Gains) on sales of OREO and other property......................         (935)      (3,262)      (3,612)
      (Gains) on sales of securities...................................            -          (46)           -
      Deferred tax expense.............................................        1,772        6,281       19,803
      Increase (Decrease) in accrued income taxes......................          274         (859)         912
      (Increase) Decrease in accrued income receivable and other assets        3,964       (2,660)      (1,351)
      Increase (Decrease) in accrued expenses and other liabilities....           28          257          500
                                                                         --------------------------------------
      Net cash provided by operating activities........................  $    60,140 $     50,690 $     57,299
                                                                         --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities held to
      maturity.........................................................  $   344,586 $    798,551 $  1,171,763
   Proceeds from maturities of investment securities available for sale       19,023       42,184            -
   Proceeds from sales of investment securities held to maturity.......            -       25,066            -
   Purchases of investment securities held to maturity.................     (188,611)    (771,013)  (1,339,591)
   Purchases of investment securities available for sale...............            -      (10,100)           -
   Net (increase) decrease in loans....................................     (323,562)      (5,771)      75,322
   Net (increase) decrease in federal funds sold.......................       23,703       94,700       18,445
   Proceeds from sales of OREO and other property......................        3,220       12,358       27,711
   Capital expenditures................................................      (16,652)      (6,330)      (3,868)
   Net cash (paid) received in business acquisition....................       (3,695)      35,659            -
   Other...............................................................          759       (1,312)      (1,526)
                                                                         --------------------------------------
   Net cash provided by (used in) investing activities.................  $  (141,229)$    213,992 $    (51,744)
                                                                         --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in non-interest-bearing demand deposits.....  $    69,082 $    (39,109)     (28,061)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit..........................................     (112,758)    (179,740)       6,725
   Net increase (decrease) in certificates of deposit..................      104,462        6,818      (14,497)
   Net increase (decrease) in federal funds purchased and securities
      sold under repurchase agreements.................................       47,288      (35,412)       4,680
   Exercise of stock options...........................................           86          256           30
   Sale of common stock under employee savings plan and dividend
      reinvestment plan................................................        5,090          675           76
   Dividends paid......................................................      (11,353)      (8,767)      (5,287)
                                                                         --------------------------------------
   Net cash provided by (used in) financing activities.................  $   101,897 $   (255,279)$    (36,334)
                                                                         --------------------------------------

Net increase (decrease) in cash and cash equivalents...................  $    20,808 $      9,403 $    (30,779)
Cash and cash equivalents at the beginning of the period...............      196,850      187,447      218,226
                                                                         --------------------------------------
Cash and cash equivalents at the end of the period.....................  $   217,658 $    196,850 $    187,447
                                                                         ======================================

Interest income received...............................................  $   198,021 $    173,323 $    167,355
                                                                         ======================================

Interest expense paid..................................................  $    61,716 $     50,119 $     48,873
                                                                         ======================================

Net federal income taxes paid..........................................  $    16,620 $     19,823 $     14,920
                                                                         ======================================

The accompanying notes are an integral part of these financial statements.

                          Notes To Financial Statements


(1) NATURE OF BUSINESS

         Whitney Holding Corporation (the "Company") is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956. The Company began operations in 1962 as the parent of Whitney National Bank (the "Louisiana Bank"), which has been in continuous operation since 1883. In December, 1994, the Company established the Whitney Bank of Alabama (the "Alabama Bank") and, through this new banking subsidiary, acquired the Mobile area operations of The Peoples Bank, Elba, Alabama on February 17, 1995. During 1995, the Company also established the Whitney Community Development Corporation ("WCDC") which is authorized to make equity and debt investments in corporations or projects designed primarily to promote community welfare, including the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents, or promoting small businesses that service low-income areas. The initial capitalization of WCDC was $1,000,000.
As of December 31, 1995, WCDC had not begun any material operations.

         The Company, through its banking subsidiaries, engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the delivery of corporate, pension and personal trust services, investment services and safe deposit rentals. The Louisiana Bank is active as a correspondent for other banks. The Banks render specialized services of different kinds in connection with all of the foregoing, and operate forty-five offices in south Louisiana, seven offices in south Alabama, and a foreign branch on Grand Cayman in the British West Indies.

         There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Banks. Within their market areas, the Banks compete directly with major banking institutions of comparable or larger size and resources as well as with various other smaller banking organizations and local and national "non-bank" competitors, including savings and loans, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage firms, and registered investment companies.

         In recent years there has been a significant consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. This consolidation has been driven both by the large number of S&L and bank failures experienced during the crisis of the late 1980s and early 1990s as well as by general competitive pressures. All of the Banks' major direct banking competitors have been relatively active in expansion through acquisition. In recent years, the Company has entered into two acquisitions of banking operations involving approximately $200 million of assets and completed a merger with a third bank having approximately $243 million of assets in early March 1996. The trend toward industry consolidation is expected to continue in the near term.

         All material funds of the Company are invested in the Banks. The Banks have a large number of customer relationships which have been developed over a period of many years and are not dependent upon any single customer or upon a few customers. The loss of any single customer or a few customers would not have a material adverse effect on the Banks or the Company. The Louisiana Bank has customers in a number of foreign countries, but the portion of revenue derived from these foreign customers is not a material portion of its overall revenues.

         The Company and the Banks and their related operations are subject to federal, state and local laws applicable to banks and bank holding companies and to the regulations of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation and the Alabama State Banking Department.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of Whitney Holding Corporation and its subsidiaries follow generally accepted accounting principles and policies within the banking industry. The following is a summary of the more significant policies.

CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiaries, Whitney National Bank and Whitney Bank of Alabama. Whitney Bank of Alabama commenced significant operations on February 17, 1995. Intercompany accounts and transactions have been eliminated in consolidation.

         Certain balances in prior years have been reclassified to conform with this year's presentation.

USE OF ESTIMATES

         To prepare financial statements in conformity with generally accepted accounting principles, management is required to develop estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Debt securities and equity securities with readily determinable fair values that are acquired with the intention of being resold in the near term are classified as trading securities and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company does not currently hold any securities for trading purposes.

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

RESERVE FOR POSSIBLE LOAN LOSSES

         The reserve for possible loan losses is maintained at a level which, in management's judgement, is considered adequate to absorb potential losses inherent in the loan portfolio. The adequacy of the reserve is evaluated by management on an ongoing basis. As adjustments to the level of reserves become necessary, they are reported in current earnings. The factors considered in this evaluation include the estimated potential losses from specific lending relationships, including unused loan commitments and credit guarantees; general economic conditions; economic conditions affecting specific classes of borrowers or types of loan collateral; historical loss experience; and various trends in loan portfolio characteristics, such as volume, maturity, customer mix, delinquencies and nonaccruals.

         As actual losses are incurred, they are charged against the reserve. Recoveries on loans previously charged off are added back to the reserve.

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

         The guidance in SFAS No. 114 does not represent a significant departure from existing procedures followed by the Company in evaluating the overall adequacy of the reserve for possible loan losses. Furthermore, loans evaluated for impairment would also generally meet the criteria currently in use by the Company to identify loans on which the accrual of interest should be discontinued. As such, the adoption of this new standard had no significant impact on the Company's financial position or results of operations.


FORECLOSED ASSETS

         Collateral acquired through foreclosure or in settlement of loans is classified as either other real estate owned ("OREO") or other assets and is carried at its fair value, net of estimated costs to sell, or the remaining investment in the loan, whichever is lower. At acquisition, any excess of the recorded loan value over the estimated fair value of the collateral is charged against the reserve for possible loan losses. After acquisition, valuation allowances are established with a charge to current earnings to adjust the reported value of foreclosed assets to reflect changes in the estimate of a property's fair value or selling costs. Revenues and expenses associated with the management of foreclosed assets prior to sale are included in current earnings.

BANK PREMISES AND EQUIPMENT

         Bank premises and equipment are carried at cost, net of accumulated depreciation and amortization.

         Provisions for depreciation and amortization included in non-interest expenses are computed primarily on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from fifteen to forty-five years for buildings and improvements and from three to ten years for furnishings and equipment.

         In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121 which prescribes the accounting for impairment of long-lived assets used in operations, such as bank premises and equipment, certain identifiable intangibles, and any goodwill related to these assets. In general, the statement requires recognition of an impairment loss when the undiscounted cash flows estimated to be derived from the use of these assets exceeds their carrying value. The statement also prescribes the accounting to be followed when an entity plans to dispose of such long-lived assets. The effect of the Company's adoption of SFAS No. 121 in the first quarter of 1996 will not be material.

INCOME TAXES

         Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." In general, under this accounting standard the tax consequences of all temporary differences that arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either tax liabilities to be settled in the future or tax assets that will be realized as a reduction of future taxes. The change in net deferred assets or liabilities between periods is recognized as a deferred tax expense or benefit in the consolidated statement of operations.


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


(3) INVESTMENT IN SECURITIES

         Summary  information   regarding  securities  available  for  sale  and
securities held to maturity follows.

                                                              Securities Available for Sale
                                    --------------------------------------------------------------------------------------
                                    WEIGHTED                           GROSS               GROSS             ESTIMATED
(dollars in thousands)              AVERAGE          AMORTIZED         UNREALIZED          UNREALIZED        FAIR
December 31, 1995                   MATURITY         COST              GAIN                LOSS              VALUE
                                    --------------------------------------------------------------------------------------
Mortgage-backed
 securities                         39.7 mos.        $  126,197        $    1,661          $      360        $    127,498
                                    --------------------------------------------------------------------------------------
         TOTAL                      39.7 mos.        $  126,197        $    1,661          $      360        $    127,498
                                    ======================================================================================

December 31, 1994
Mortgage-backed
 securities                         45.0 mos.        $  145,208        $        -         $     7,873        $    137,335
                                    --------------------------------------------------------------------------------------
         TOTAL                      45.0 mos.        $  145,208        $        -         $     7,873        $    137,335
                                    ======================================================================================

                                                              Securities Held to Maturity
                                    --------------------------------------------------------------------------------------
                                    WEIGHTED                           GROSS               GROSS             ESTIMATED
                                    AVERAGE          AMORTIZED         UNREALIZED          UNREALIZED        FAIR
December 31, 1995                   MATURITY         COST              GAIN                LOSS              VALUE
                                    --------------------------------------------------------------------------------------
U.S. Treasury securities            18.1 mos.        $  802,108        $    8,539          $     1,477       $    809,170
Securities of U.S. government
 agencies                           31.7 mos.           250,198             3,937                  230            253,905
Mortgage-backed securities          69.1 mos.            56,707               461                    -             57,168
State and municipal securities      62.8 mos.           127,996             4,879                  331            132,544
Equity securities                          -              3,534             1,672                    -              5,206
                                    --------------------------------------------------------------------------------------
         TOTAL                      27.7 mos.        $1,240,543        $   19,488          $     2,038       $  1,257,993
                                    ======================================================================================


December 31, 1994
U.S. Treasury securities            25.4 mos.        $  994,230        $        4          $    38,323       $    955,911
Securities of U.S. government
 agencies                           20.1 mos.           246,027                 -                6,429            239,598
State and municipal securities      65.5 mos.           126,537             1,762                3,517            124,782
Corporate bonds                      7.3 mos.            25,160                 -                  301             24,859
Equity securities                          -              3,689             1,742                    -              5,431
                                    --------------------------------------------------------------------------------------
         TOTAL                      29.4 mos.        $1,395,643        $    3,508        $      48,570       $  1,350,581
                                    ======================================================================================


         At December 31, 1995 and 1994, U.S. Treasury and agency securities with a carrying value of $ 544,135,000 and $508,725,000, respectively, were pledged to secure public deposits or sold under repurchase agreements.

         The amortized cost and estimated fair value of securities, other than equity securities, held to maturity and available for sale at December 31, 1995 are shown below by contractual maturity. The actual maturities of certain securities, in particular mortgage-backed securities and municipal securities, may differ from contractual maturities because of principal amortization, prepayments and the exercise of call options.

                                           AVAILABLE FOR SALE
                            ------------------------------------------------
(in thousands)                                                     ESTIMATED
MATURITY DISTRIBUTION          AMORTIZED                                FAIR
DECEMBER 31, 1995                   COST                               VALUE
                            ------------------------------------------------
One year or less            $          -                     $             -
One to five years                117,439                             118,799
Five to ten years                  8,758                               8,699
Over ten years                         -                                   -
                            ------------------------------------------------
                            $    126,197                     $       127,498
                            ================================================



                                            HELD TO MATURITY
                            ------------------------------------------------
(in thousands)                                                     ESTIMATED
MATURITY DISTRIBUTION          AMORTIZED                                FAIR
DECEMBER 31, 1995                   COST                               VALUE
                            ------------------------------------------------
One year or less            $    334,038                     $       333,897
One to five years                798,275                             810,870
Five to ten years                 94,385                              97,337
Over ten years                    10,311                              10,683
                            ------------------------------------------------
                            $  1,237,009                     $     1,252,787
                            ================================================

(4) LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

         The composition of the Company's loan portfolio at December 31, was as follows (in thousands):

                                                   1995                     1994
                                          --------------------------------------
Commercial, financial and
 agricultural loans                       $     740,763            $     575,794
Real estate loans - commercial and other        409,341                  292,018
Real estate loans - retail mortgage             180,199                   98,079
Loans to individuals                            109,121                   94,276
                                          --------------------------------------
                                          $   1,439,424            $   1,060,167
                                          ======================================


         The Company's lending activity, both commercial and retail, is conducted primarily among customers in Louisiana, Mississippi and southern Alabama. In its market areas, the Company serves a broad base of commercial customers in diverse industries.

         Within the portfolio, the Company maintains a relatively significant concentration of outstanding credits and loan commitments to customers involved in the oil and gas industry. At December 31, 1995, outstanding loans to this industry totalled $111,425,000, and unused loan commitments and letters of credit and guarantees were $157,206,000 and $14,618,000, respectively. The operations of this industry have stabilized and improved in recent years, following a period of severe decline and major restructuring which had adversely impacted the overall economy of a large portion of the Company's market area. Management continues to closely monitor its lending relationships in this industry.

         The total of commercial and other real estate loans shown above includes both those for which the primary source of repayment is the operation or sale of the underlying project, as well as those secured by real estate employed in other operations of the customer. Unfunded commitments for loans secured by commercial or other real estate were $112,000,000 at December 31, 1995. The Company's portfolio of commercial and other real estate loans is diversified as to both the types of collateral property and the industries in which the properties are employed.

         Non-performing loans at December 31, 1995 and 1994 are summarized as follows (in thousands):

                                                     1995              1994
                                            -------------------------------
Loans accounted for on a nonaccrual basis   $       7,574     $      15,396
Restructured loans                                  1,622                 -
                                            --------------------------------
Total non-performing loans                  $       9,196     $      15,396
                                            ===============================

         Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. The adoption of this standard, the provisions of which are discussed in Note 2, had no significant impact on the Company's financial position or results of operations. At December 31, 1995, the recorded investment in loans that were evaluated for impairment under SFAS No. 114 was $8,009,000. Of this total, $4,467,000 relates to impaired loans which required an impairment loss allowance totalling $1,608,000. This allowance is included in the reserve for possible loan losses at year end 1995. The remaining balance of impaired loans required no loss allowance. The average recorded investment in impaired loans during 1995 was approximately $7,900,000.

         With respect to certain nonaccrual loans, interest income is recognized as cash interest payments are received. Interest payments on current or previous nonaccrual loans that had been accounted for under the cost recovery method may also subsequently be recognized as interest income as loan collections exceed previous expectations or as workout efforts result in fully rehabilitated credits. The following compares contractual interest income on nonaccrual loans and restructured loans with both the interest income reported on a cash basis with respect to such loans and the prior cost recovery interest currently recognized on nonaccrual loans and certain accruing loans (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                         1995              1994             1993
                                ------------------------------------------------
Contractual interest            $       1,480       $     2,611     $     5,288
Interest recognized                     6,425             6,803           3,830
                                ------------------------------------------------

Impact on reported
   interest income,
    increase (decrease)         $       4,945       $     4,192     $    (1,458)
                                ================================================


         Changes in the reserve for possible loan losses for the three years in the period ended December 31, 1995 were as follows (in thousands):

                                                     1995              1994                  1993
                                            ------------------------------------------------------
Balance at beginning of year                $      34,425     $      44,485         $      98,558
Reserves provided through acquisition               1,772                 -                     -
Reduction of reserve                              (10,000)          (26,139)              (60,000)
Recoveries                                         13,897            19,653                12,359
Loans charged off                                  (3,073)           (3,574)               (6,432)
                                            ------------------------------------------------------
Balance at end of year                      $      37,021     $      34,425         $      44,485
                                            ======================================================

         During 1994, the Company recovered approximately $6,139,000 on one loan that previously had been charged off and, with the improvement in credit quality in recent years, was able to transfer this recovery to income in that year. The reductions in the reserve for possible loan losses in 1995, 1994 and 1993 reflect improved asset quality, successful recovery efforts and management's determination that efforts to deal with asset quality issues have yielded lasting positive results.

         The Banks have made loans in the normal course of business to certain directors and executive officers of the Company and to their associates (related parties). The aggregate amount of these loans was $52,516,000 and $31,591,000 at December 31, 1995 and 1994, respectively. During 1995, $234,862,000 of new loan advances were made, and repayments totalled $213,937,000. Outstanding commitments and letters of credit to related parties totaled $68,095,000 and $37,734,000 at December 31, 1995 and 1994, respectively. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than the normal risk of collectibility.

(5) INCOME TAXES


         Income tax expense (benefit) consisted of the following components for the three years in the period ended December 31, 1995 (in thousands):

Included in income before cumulative effect of                         1995             1994              1993
accounting changes:                                           -------------------------------------------------
  Current tax expense                                         $      16,912     $     19,009     $      15,842
  Deferred tax expense                                                1,772            6,281            19,803
                                                              -------------     -------------    --------------
                                                              $      18,684     $     25,290     $      35,645
                                                              =============     =============    ==============
Included in cumulative effects of accounting changes:
  Deferred tax benefit related to adoption of
         SFAS No. 106 (Note 6)                                $           -     $          -     $      (2,023)
                                                              =============     =============    ==============

Included in shareholders' equity:
  Deferred tax expense (benefit) related to
         the change in the net unrealized gain (loss) on
         securities available for sale                        $       3,210     $     (4,415)    $       1,660
                                                              =============     =============    ==============

         Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under this standard the tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either tax liabilities to be settled in the future or tax assets that will be realized as a reduction of future taxes. Among other provisions, SFAS No. 109 requires the use of currently enacted tax rates to measure these deferred tax assets and liabilities. The impact of any change in the enacted tax rates is included in the deferred tax expense or benefit recognized in the period in which the change occurs. The change in the net deferred tax asset or liability between periods represents the deferred tax expense or benefit to be recognized in the financial statements. With the adoption of SFAS No. 109, the Company recognized an additional net deferred asset of $4,574,000, which is reported in the consolidated statement of operations for 1993 as a cumulative effect of an accounting change (Note 7).

         Net deferred income tax assets, which are included in other assets on the consolidated balance sheets, were approximately $12,199,000 and $17,181,000 at December 31, 1995 and 1994, respectively. The components of the net deferred tax assets were as follows (in thousands):


                                                                        1995                     1994
                                                              --------------           --------------
Deferred tax assets:

         Reserves for losses on loans, OREO, and
           other problem assets                               $      13,503             $      14,129
         Unrecognized interest income                                   614                     2,088
         Employee benefit plan liabilities                            3,148                     2,952
         Net unrealized loss on securities available for sale             -                     2,755
         Other                                                          482                       284
                                                              --------------            --------------
                  Total deferred tax assets                   $      17,747             $      22,208
                                                              ==============            ==============


Deferred tax liabilities:

         Accumulated depreciation and amortization            $      (4,315)            $      (4,645)
         Net unrealized gain on securities available for sale          (455)                        -
         Other                                                         (778)                     (382)
                                                              --------------            --------------
                  Total deferred tax liabilities              $      (5,548)                $  (5,027)
                                                              ==============            ==============


Net deferred tax asset                                        $      12,199             $      17,181
                                                              ==============             =============

         Under SFAS No. 109, the Company is required to establish a valuation allowance against the deferred tax asset if, based on all available evidence, it is more likely than not that some or all of the asset will not be realized. Management has weighed the evidence, including current earnings performance, taxable income generated during available carryback periods, and the nature of significant deductible temporary differences, and believes that no valuation reserve is required as of December 31, 1995. Rules issued by regulatory agencies impose additional limitations on the amount of deferred tax assets that may be recognized when calculating regulatory capital ratios. The Company's ratio calculations were not affected by these rules at December 31, 1995.

         The effective tax rate is less than the statutory federal income tax rate in each of the three years in the period ended December 31, 1995 because of the following:

                                                                 PERCENT OF INCOME
                                                                 BEFORE INCOME TAX
                                                            1995              1994             1993
                                                     -----------------------------------------------
Tax at statutory rate                                       35.0%             35.0%            35.0%
Adjustments in rate resulting from -
   Tax exempt income                                        (4.2)             (3.0)            (1.9)
   Impact of change in enacted tax rate                        -                 -             (1.0)
   Miscellaneous items                                       0.5               0.4             (0.1)
                                                     -----------------------------------------------
Effective tax rate                                          31.3%             32.4%            32.0%
                                                     ===============================================


(6) EMPLOYEE BENEFIT PLANS

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

         The actuarial present values of vested and of total accumulated benefit obligations (both of which exclude projected future increases in compensation levels) were $39,067,000 and $42,461,000, respectively, as of December 31, 1995, and $32,361,000 and $35,306,000, respectively, as of December 31, 1994.

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements (in thousands):

                                                                                        DECEMBER 31,
                                                                                     1995            1994
                                                                       ---------------------------------------------
Actuarial present value of projected benefit
 obligation for services rendered to date                              $         (50,538)        $          (44,434)
Plan assets at fair value, primarily U.S. Treasury
 securities and listed stocks                                                     67,869                     56,532
                                                                       ---------------------------------------------
Plan assets in excess of projected benefit
 obligations                                                           $          17,331         $           12,098
Unrecognized net actuarial gains                                                 (11,086)                    (5,061)
Unrecognized net implementation asset                                             (3,119)                    (3,524)
Unrecognized prior service cost resulting
 from plan amendments                                                             (2,874)                    (3,058)
                                                                       ---------------------------------------------
Prepaid pension cost                                                   $             252         $              455
                                                                       =============================================


         The net pension expense (benefit) recognized for 1995, 1994, and 1993 is comprised of the following components (in thousands):

                                                              1995                      1994                            1993
                                                     ------------------------------------------------------------------------
Service costs for benefits
 during the period                                   $       1,635              $      1,900              $            1,688
Interest cost on projected
 benefit obligation                                          3,564                     3,428                           3,437
Actual (return) loss on plan assets                        (14,480)                    1,430                          (5,739)
Net amortization and deferral                                9,483                    (6,983)                            629
                                                     ------------------------------------------------------------------------
Net pension expense (benefit)                        $         202              $       (225)             $               15
                                                     ========================================================================

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% in 1995, 8.25% in 1994 and 7.5% in 1993. For all periods presented, the Company assumed an 8.0% expected long-term rate of return on plan assets. The annual rate of increase in future compensation levels was assumed to be 4% in 1995 and 5% in 1994 and 1993.

         In 1995, the Company adopted a nonqualified defined benefit plan, effective as of January 1, 1995. This unfunded plan provides to designated executive officers retirement benefits calculated using the qualified plan's formula, but without the restrictions imposed on qualified plans by certain specified provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. The Company previously maintained a nonqualified excess benefit retirement plan which was terminated effective January 1, 1993 with accrued benefits preserved for participants. Designated executives participating in the newly adopted nonqualified plan were required to relinquish their benefits under the terminated plan. At December 31, 1995, the actuarial present value of projected benefit obligations under the nonqualified plans was approximately $2,120,000 and the recorded accrued pension liability was $1,250,000. The net pension expense was not material.

         Effective October 1, 1993, the Company converted its noncontributory employee thrift plan into an employee savings plan under Section 401(k) of the Internal Revenue Code. Under the new plan, which covers substantially all full-time employees, the Company matches the savings of each participant up to 3% of his or her compensation. Annual participant savings are limited by tax law. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions was approximately $946,000 in 1995, $922,000 in 1994 and $245,000 in 1993.

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

         Upon adoption of SFAS No. 106, the Company elected to immediately recognize the accumulated postretirement benefit obligation of $5,963,000. The expense related to the recognition of this transition obligation was reported, net of income tax effects of $2,023,000, as the cumulative effect of an accounting change in 1993 in the consolidated statements of operations (Note 7).

         At December 31, 1995, the net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was approximately $6,314,000. The net periodic postretirement benefit expense recognized under SFAS No. 106 for 1995, 1994 and 1993 was $168,000, $300,000 and $450,000,
respectively. The benefit expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. The expense recognized is not materially different from that which would have been reported under the previous accounting method.

         For the actuarial calculation of its postretirement benefit obligations at December 31, 1995, 1994 and 1993, the Company assumed annual health care cost increases beginning at 10%, 11% and 12%, respectively, with each decreasing to a 5.5% rate over a ten year period. Discount rates of 7.25% in 1995, 8.25% in 1994 and 7.5% in 1993 were used in determining the present value of projected benefits. A 1.0% rise in the assumed health care cost trend rates would not materially impact the accumulated benefit obligation or the periodic net benefit expense.

Incentive and Other Plans

         The Company has a long-term incentive program for which all employees are eligible. As of December 31, 1995, 263,625 shares of treasury stock are reserved for the purposes of this program, which include the granting of stock options, restricted stock, and performance and phantom stock. The Company granted 40,000 shares of restricted stock to certain employees during 1995 for no cash consideration. During 1994 and 1993, restricted stock grants totalled 50,100 and 36,000 shares, respectively. Employees receiving the grants are restricted from transferring or otherwise disposing of the stock for five years from the date of grant. The market values of the restricted shares, determined as of the grant dates, were $1,155,000, $1,357,000 and $699,000, respectively, for 1995, 1994 and 1993. These amounts are being amortized as compensation expense over the five year restriction periods. Compensation expense recognized during 1995, 1994 and 1993 related to these employee stock grants was $598,000, $340,000 and $168,000, respectively.

         The following table summarizes stock option activity under the long-term incentive program for employees for the three-year period ended December 31, 1995. The incentive and non-qualified options are fully exercisable six months after the date of grant.

                                         INCENTIVE OPTIONS                                  NON-QUALIFIED OPTIONS
                           -----------------------------------------------      ----------------------------------------------
                                                              AVERAGE                                              AVERAGE
                                            EXERCISE          MARKET                             EXERCISE          MARKET
                           SHARES           PRICE             PRICE             SHARES           PRICE             PRICE
                           ---------------------------------------------------------------------------------------------------
Balance,
 December 31, 1992            43,650        $      13.22      $      16.00        11,925         $      13.22      $     16.00
Options granted               50,497        $      19.42      $      19.42        25,253         $      19.42      $     19.42
Options exercised             (2,302)       $      13.22      $      22.35             -                    -                -
                           ----------       ------------      ------------      --------         ------------      -----------
Balance,
 December 31, 1993            91,845        $13.22-19.42      $      22.75        37,178         $13.22-19.42      $     22.75
Options granted               48,926        $      28.00      $      28.00        23,574         $      28.00      $     28.00
Options exercised            (17,174)       $      13.22      $      22.84             -                    -                -
Options exercised             (1,500)       $      19.42      $      22.00             -                    -                -
                           ----------       ------------      ------------      --------         ------------      -----------
Balance,
 December 31, 1994           122,097        $13.22-28.00      $      21.75        60,752         $13.22-28.00      $     21.75
Options granted               50,454        $      28.88      $      28.88        32,296         $      28.88      $     28.88
Options exercised             (2,250)       $      13.22      $      26.30             -                    -                -
Options exercised             (1,500)       $      19.42      $      25.75             -                    -                -
Options forfeited             (1,000)       $      28.00               N/A             -         $          -      $         -
                           ----------       ------------      ------------      --------         ------------      -----------
Balance
 December 31, 1995           167,801        $13.22-28.88      $      31.00        93,048         $13.22-28.88      $     31.00
                           =========        ============      ============      ========         ============      ===========

         On February 28, 1990, an executive officer was granted options to purchase 33,750 shares of common stock of the Company at a price of $18.11 per share through February 28, 2000. At December 31, 1995, none of these options had been exercised. If this officer terminates his employment with the Company, the options will be exercisable for six months after his date of termination. The options will also be exercisable up to one year past the date of his death, but in no event beyond February 28, 2000.

         During 1994, the Company adopted a revised Directors' Compensation Plan which provides for, among other matters, the annual award of 150 shares of common stock and the annual grant of nonqualified options to purchase 1,000 shares of common stock to each director who is not an employee of the Company or its subsidiaries. The nonqualified options are exercisable at the market price on the grant date. As of December 31, 1995, options to purchase 11,000 shares of common stock at an exercise price of $26.25 and 14,000 shares at a price of $26.75 were outstanding. During 1995, options for 1,000 shares were exercised at a price of $26.25 when the market price was $33.75. No options were exercised during 1994. The expense of the stock awards under this plan was $56,000 in 1995 and $47,000 in 1994.

         In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for years beginning after December 15, 1995. Among other provisions, this statement establishes a fair value based method of accounting for stock- based compensation, including the award of stock options. As provided for in SFAS No. 123, the Company has elected not to adopt the fair value based method for measuring stock-based compensation cost to be included in its results of operations, but will continue to follow prior generally accepted accounting principles. Pro forma disclosures will be made in future periods of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost.

(7) NET CUMULATIVE EFFECT OF ACCOUNTING CHANGES

         The net cumulative effect of accounting changes reported in the consolidated statement of operations for 1993 consisted of the following (in thousands):

Postretirement benefits expense (net of tax effect
 of $2,023) (Note 6)                                         $           (3,940)

Income taxes (Note 5)                                                     4,574
                                                             -------------------

Net cumulative effect of accounting changes                  $              634
                                                             ===================


(8) BANK PREMISES AND EQUIPMENT

         Bank premises and equipment at December 31 are summarized as follows, net of accumulated depreciation and amortization (in thousands):

                                                       1995                 1994
                                            ------------------------------------
Land                                        $        22,145   $           16,974
Buildings and improvements                           39,342               33,607
Furnishings and equipment                            13,718               12,628
                                            ------------------------------------
                                            $        75,205   $           63,209
                                            ====================================

Accumulated depreciation was $70,910,000 in 1995 and $63,528,000 in 1994. Provisions for depreciation and amortization included in non-interest expense for the three years in the period ended December 31, 1995 were as follows (in thousands):

                                                           1995                              1994                       1993
                                            --------------------------------------------------------------------------------
Buildings and improvements                  $             2,448                 $           2,333         $            2,268
Furnishings and equipment                                 5,017                             4,056                      3,703
                                            --------------------------------------------------------------------------------
                                            $             7,465                 $           6,389         $            5,971
                                            ================================================================================

(9) OTHER REAL ESTATE OWNED

         Other real estate owned ("OREO") comprises real property collateral acquired through foreclosure or in settlement of loans and surplus banking property. With the exception of the pre-1933 properties discussed below, these properties are reported at their fair value, less expected disposition costs, or the recorded investment in the related loan, whichever is lower. Activity in the OREO valuation reserve for the three years in the period ended December 31, 1995 was as follows (in thousands):

                                                           1995                                1994                             1993
                                            ----------------------------------------------------------------------------------------
Balance at January 1                        $              943                  $           3,790                  $          2,272
Provisions for valuation
 adjustments                                                87                             (1,073)                            2,956
Charge-offs                                               (397)                            (1,774)                           (1,438)
                                            ----------------------------------------------------------------------------------------
Balance at December 31                      $              633                  $             943                  $          3,790
                                            ========================================================================================

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

         The following summarizes the revenues and direct expenses related to these property interests and stock that are included in the statements of operations (in thousands):

                                                          1995                               1994                       1993
                                            --------------------------------------------------------------------------------
Revenues                                    $              200                  $             224         $              258
                                            ================================================================================
Direct expenses                             $               25                  $              39         $               40
                                            ================================================================================


(10) NON-INTEREST INCOME

         The components of non-interest income were as follows for the three years in the period ended December 31, 1995 (in thousands):

                                                      1995                          1994                       1993
                                            -----------------------------------------------------------------------
Service charges on deposits                 $       15,848             $          16,322            $        15,613
Credit card income                                   5,081                         4,598                      4,014
Trust service fees                                   3,394                         2,775                      2,740
International services income                        1,941                         1,783                      1,443
Investment services income                             920                         1,113                        873
Other fees and charges                               2,543                         1,990                      1,782
Net gains on sales of OREO                             935                         3,260                      3,618
Other operating income                                 602                           466                        908
                                            --------------             -----------------            ---------------
Total other non-interest income             $       31,264             $          32,307            $        30,991
Gain on sale of securities                              -                             46                          -
                                            --------------             -----------------            ---------------

Total non-interest income                   $       31,264             $          32,353            $        30,991
                                            ==============             =================            ===============

(11) NON-INTEREST EXPENSE

         The components of non-interest expense were as follows for the three years in the period ended December 31, 1995 (in thousands):

                                                              1995                          1994                         1993
                                                     ------------------------------------------------------------------------
Salaries and benefits                                $      57,672            $           53,725              $        48,264
Occupancy of bank premises,net                               7,666                         6,903                        6,502
Furnishings and equipment, including
 data processing                                             9,200                         7,180                        6,050
Security and other outside services                          3,977                         3,623                        3,005
Taxes and insurance, other than real estate                  3,955                         2,991                        1,881
Credit card processing services                              3,723                         3,334                        3,043
Deposit insurance and regulatory fees                        3,383                         5,898                        6,885
Postage and communications                                   3,105                         2,574                        2,488
Legal and other professional services                        2,908                         2,549                        3,398
Stationery and supplies                                      2,483                         2,237                        2,115
Advertising                                                  1,998                         1,559                        1,267
Amortization of intangible assets                            2,888                         4,161                        3,664
OREO maintenance and operations, net                           371                           958                        1,120
Provision for (recovery of) losses on OREO
 and other problem assets, net                                  87                        (1,056)                       1,900
Other operating expense                                      7,717                         7,622                        8,511
                                                     -------------            ------------------              ---------------

Total non-interest expense                           $    111,133             $          104,258              $       100,093
                                                     ============             ==================              ===============


(12) OTHER ASSETS AND LIABILITIES

         The significant components of other assets and other liabilities at December 31, 1995 and 1994, were as follows (in thousands):

                                                        OTHER ASSETS
                                            ------------------------------------
                                                       1995                 1994
                                            ---------------       --------------
Net deferred tax asset                      $        12,199       $       17,181
Costs in excess of net
  tangible assets acquired                           24,138               14,034
Other                                                 5,628                7,013
                                            ---------------       --------------
Total other assets                          $        41,965       $       38,228
                                            ===============       ==============

         Costs in excess of the net tangible assets acquired in current and prior years' business combinations are being amortized over remaining lives ranging from one to fourteen years as of December 31, 1995.

                                                       OTHER LIABILITIES
                                            ------------------------------------
                                                       1995                 1994
                                            ---------------       --------------
Accrued interest payable                    $         7,716       $        4,467
Obligation for postretirement
  benefits other than pensions                        6,314                6,702
Accrued taxes and expenses                            5,287                8,012
Other                                                 2,352                2,440
                                            ----------------      --------------
Total other liabilities                     $         21,669      $       21,621
                                            ================      ==============

(13) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                               DECEMBER 31, 1995                                  DECEMBER 31, 1994
                                                                                (in thousands)
                                    ------------------------------------------------------------------------------------------------
                                    CARRYING                  ESTIMATED                 CARRYING                   ESTIMATED
                                    AMOUNT                    FAIR VALUE                AMOUNT                     FAIR VALUE
                                    ------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from financial
 institutions                       $         217,658         $          217,658        $          196,850         $         196,850
Federal funds sold                             13,650                     13,650                    17,600                    17,600
Investment in securities                    1,368,041                  1,385,491                 1,532,978                 1,487,916
Loans, net                                  1,402,403                  1,424,123                 1,025,742                 1,037,462
Interest receivable and
 other assets                                  29,219                     29,219                    32,054                    32,054

LIABILITIES:
Deposits                            $       2,561,358         $        2,562,868        $        2,411,063         $       2,409,259
Federal funds purchased and
 other short-term borrowings                  227,094                    227,094                   179,806                   179,806
Interest payable and
 other liabilities                             14,571                     14,571                    10,107                    10,107

         The following significant methods and assumptions were used by the Company in estimating the fair value of financial instruments.

Cash and short-term investments - The carrying value of highly liquid instruments, such as cash on hand, interest and non-interest bearing deposits in financial institutions, and federal funds sold, provides a reasonable estimate of their fair value.

Investment securities - Substantially all of the Company's investment securities are traded in active markets. Fair value estimates for these securities are based on quoted market prices obtained from independent pricing services. The carrying amount of accrued interest on securities approximates its fair value.

Loans, net - For loans with rates that are repriced in coordination with movements in market rates and with no significant change in credit risk, fair value estimates are based on carrying values. The fair values for other loans are estimated through discounted cash flow analysis, using current rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments are made to reflect probable credit losses. The carrying amount of accrued interest on loans approximates its fair value.

Deposits - SFAS No. 107 specifies that the fair value of deposit liabilities with no defined maturity is to be disclosed as the amount payable on demand at the reporting date, i.e., at their carrying or book value. These deposits, which include interest and non-interest checking, passbook savings, and money market accounts, represented approximately 72% and 77% of total deposits at December 31, 1995 and 1994, respectively. The fair value of fixed maturity deposits is estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities. The carrying amount of accrued interest payable on deposits approximates its fair value.

         The economic value attributable to the relationship with depositors who provide low-cost funds to the Company is viewed as a separate intangible asset and is excluded in SFAS No. 107 from the definition of a financial instrument.

Short-term  borrowings  - The  carrying  amounts  of  federal  funds  purchased,
borrowings  under  repurchase   agreements,   and  other  short-term  borrowings
approximate their fair values.

Off-balance-sheet instruments - Off-balance-sheet financial instruments include commitments to extend credit, letters of credit, and other financial guarantees. The fair value of such instruments is estimated using fees currently charged for similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate. The estimated fair value for these instruments was insignificant at December 31, 1995 and 1994.


(14) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                                                                              CONTRACTUAL AMOUNT
                                                                                 December 31,
                                                                             1995                    1994
                                                                    -------------------------------------
                                                                                (in thousands)
Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit                               $     913,514         $       582,385
         Letters of credit and
          financial guarantees written                                     81,443                  72,488
         Credit card lines                                                 31,473                  28,716

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

         Letters of credit and financial guarantees written are conditional agreements issued by the Company to guarantee the performance of a customer to a third party. These agreements are primarily issued to support commercial trade. Agreements totalling $14,052,000 at December 31, 1995 have original maturities greater than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds marketable securities as collateral to support those letters of credit and guarantees for which collateral is deemed necessary. Letters of credit and financial guarantees outstanding at December 31, 1995, range from unsecured to fully secured.

(15) REGULATORY MATTERS

         The Banks are required to maintain non-interest-bearing reserve balances with the Federal Reserve Bank to fulfill their reserve requirements. The totals of the average balances maintained were approximately $41,022,000 in 1995 and $42,731,000 in 1994.

         Minimum regulatory capital requirements have been established with respect to banks and bank holding companies, expressed in terms of regulatory capital ratios. At December 31, 1995, the Company's and the Banks' ratios satisfied all of the minimum capital requirements.

         Dividends received from the subsidiary Banks are the primary source of funds available to Whitney Holding Corporation for the declaration and payment of dividends to the Company's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the subsidiary Banks may distribute to the Company. Without prior regulatory approvals, the Banks will have available an amount equal to approximately $37 million plus their current net income to distribute as dividends in 1996.

(16) MERGERS AND ACQUISITIONS

         In early March, 1996, the Company completed a merger with First Citizens Bancstock, Inc. ("FCB"), the parent of The First National Bank in St. Mary Parish ("FNB"). FNB, which will merge into the Louisiana Bank, operates eleven banking offices in south Louisiana, with branches in St. Mary, East Baton Rouge, and Iberia Parishes and a loan production office in Orleans Parish. FNB has total assets of approximately $243 million, $147 million in loans, total deposits of $214 million, and shareholders' equity of $27 million. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a pooling of interests. FCB shareholders received approximately 2.03 million shares of Whitney Holding Corporation common stock with a market value of approximately $63 million. Holders of FCB stock options at the closing date received options to buy approximately 192,000 shares of Company common stock at a weighted-average exercise price of $11.64. Selected proforma financial information for the pooled companies, assuming the merger had been completed at the beginning of the earliest year presented, is as follows (unaudited, in thousands except per-share data):

                                                        1995                        1994                       1993
                                            -----------------------------------------------------------------------
Net interest income                         $        141,428           $         135,247         $          131,424
Net income                                  $         44,349           $          56,198         $           79,228
Earnings per share:
         Primary                            $           2.61           $            3.39         $             4.81
         Fully diluted                      $           2.60           $            3.39         $             4.81

         On February 17, 1995, Whitney Bank of Alabama purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The fair value of the tangible assets acquired totaled approximately $90 million, including $47 million in loans and $34 million in investment securities and federal funds sold. The Alabama Bank assumed non-interest-bearing demand deposits of $14 million and interest-bearing transaction, savings and time deposits totaling $76 million. The purchase price was approximately $12 million. Operating results from the date of acquisition are included in the accompanying consolidated statements of operations for 1995.

         On March 31, 1994, the Company and the Louisiana Bank purchased substantially all of the assets and assumed the deposits and certain other liabilities of Baton Rouge Bank and Trust Company. Included in the tangible assets acquired, whose fair value totaled approximately $118 million, were cash and cash items of $41 million, investment securities and federal funds sold of $13 million, and $59 million in loans, as well as six banking offices in the Baton Rouge area. The deposits assumed included approximately $24 million in non-interest-bearing demand deposits and $94 million in interest-bearing transaction, savings and time deposit accounts. As part of the acquisition price, which totaled approximately $9 million, Whitney Holding Corporation issued 90,909 shares of its common stock with a value of $2 million. The operating results from this acquisition were reflected in the Company's consolidated statements of operations beginning with the second quarter of 1994.

(17) COMMITMENTS AND CONTINGENCIES

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

         Neither  the  Company  nor  the  Banks  have  entered   into   material
commitments under non-cancelable leases for facilities or equipment.

(18) PARENT COMPANY FINANCIAL STATEMENTS

Summarized   parent-company-only   financial    statements  of  Whitney  Holding
Corporation follow (in thousands):

                                                                                December 31,
                                                                   1995                               1994
                                                          ------------------------------------------------
BALANCE SHEETS
Investment in and advances to the Banks                   $     330,926                 $          295,739
Other investments in subsidiaries                                 1,003                                  3
Dividends receivable                                              3,642                              2,854
Other assets                                                      6,462                              1,774
                                                          ------------------------------------------------
Total assets                                              $     342,033                 $          300,370
                                                          ================================================

Dividends payable and
 other liabilities                                        $       3,781                 $            2,691
Shareholders' equity, net of treasury
 shares, and unearned restricted stock
 compensation                                                   338,252                            297,679
                                                          ------------------------------------------------
Total liabilities and
 shareholders' equity                                     $     342,033                 $          300,370
                                                          ================================================


                                                                                  FOR YEAR ENDED DECEMBER 31,
STATEMENT OF OPERATIONS                                            1995                               1994                      1993
                                                          --------------------------------------------------------------------------
Dividend income from the Banks                            $      24,937                 $           31,430             $      6,252
Equity in net undistributed earnings of the Banks                15,830                             21,427                   70,155
Other income (expense), net                                         170                                (19)                      (6)
                                                          --------------------------------------------------------------------------
Net income                                                $      40,937                 $           52,838             $     76,401
                                                          ==========================================================================


STATEMENT OF CASH FLOWS Cash flows from operating activities:
  Net income                                              $      40,937                 $           52,838             $     76,401
  Adjustment to reconcile net
   income to net cash provided
   by operating activities:
  Equity in undistributed
   earnings of the Banks                                        (15,830)                           (21,427)                 (70,155)
  (Increase) Decrease in dividend
   receivable                                                      (788)                              (563)                    (925)
  (Increase) Decrease in other assets                              (317)                              (119)                       2
  Increase (Decrease) in other liabilities                          268                                207                        -
  Other, net                                                         11                                  -                        -
                                                          --------------------------------------------------------------------------
  Net cash provided by
   operating activities                                   $      24,281                 $           30,936             $      5,323
                                                          --------------------------------------------------------------------------

Cash flows from investing activities:
  Investment in and advances to Whitney Bank of Alabama   $     (12,752)                $          (22,162)            $          -
  Investment in Whitney Community Development Corporation        (1,000)                                 -                        -
  (Increase) Decrease in investment securities                   (4,484)                              (740)                    (130)
                                                          --------------------------------------------------------------------------
  Net cash provided by
   (used in) investing activities                         $     (18,236)                $          (22,902)            $       (130)
                                                          --------------------------------------------------------------------------

Cash flows from financing activities:
  Dividends paid                                          $     (11,353)                $           (8,767)            $     (5,287)
  Sale of common stock under employee savings plan and
   dividend reinvestment plan                                     5,090                                675                       76
  Exercise of stock options                                          86                                256                       30
                                                          --------------------------------------------------------------------------
  Net cash provided by
   (used in) financing activities                         $      (6,177)                $           (7,836)            $     (5,181)
                                                          --------------------------------------------------------------------------

Net increase (decrease) in cash                           $        (132)                $              198             $         12
Cash at the beginning of the year                                   234                                 36                       24
                                                          --------------------------------------------------------------------------
Cash at the end of the year                               $         102                 $              234             $         36
                                                          ==========================================================================

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

         Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance. The Company maintains a strong internal control auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. As part of their audit of the Company's 1995 financial statements, Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has considered the recommendations of the internal auditors and Arthur Andersen LLP concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1995, the Company's system of internal control is adequate to accomplish the objectives discussed herein.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF WHITNEY HOLDING CORPORATION:

         We have audited the accompanying consolidated balance sheets of Whitney Holding Corporation and subsidiaries (a Louisiana corporation) as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitney Holding Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in notes 5 and 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and for post retirement benefits other than pensions.
                                                             Arthur Andersen LLP
New  Orleans,  Louisiana
January 16, 1996 (except
with  respect to the first
paragraph of Note 16 as to
which the date is
March 8, 1996)

SUMMARY OF QUARTERLY FINANCIAL INFORMATION

         The following quarterly financial information is unaudited. In the opinion of management all normal recurring adjustments necessary to present fairly the results of operations for such periods are reflected.

                                                                       1995 - UNAUDITED
                                                            (in thousands, except per-share amounts)
                                                ------------------------------------------------------------------
                                                     4TH               3RD               2ND              1ST
                                                   QUARTER           QUARTER           QUARTER          QUARTER
                                                ------------------------------------------------------------------
Interest income                                 $      52,052     $      49,611     $     47,236     $      45,253
Net interest income                                    34,758            32,923           31,109            30,700
Reduction in reserve for possible loan losses               -            10,000                -                 -
Income before income tax                               13,714            22,679           11,488            11,740
Net income                                              9,561            15,205            8,130             8,041
Earnings per share for the three-month periods
 (based on weighted average of number of shares
         outstanding)                           $        0.64     $        1.03     $       0.55     $        0.55
Dividend declared, per share                    $        0.22     $        0.20     $       0.20     $        0.20
Range of closing stock prices                   29 3/4-31 1/2         26 3/4-34         24-273/8         22-25 3/4


                                                                       1995 - UNAUDITED
                                                            (in thousands, except per-share amounts)
                                                ------------------------------------------------------------------
                                                     4TH               3RD               2ND              1ST
                                                   QUARTER           QUARTER           QUARTER          QUARTER
                                                ------------------------------------------------------------------
Interest income                                 $      44,367     $      46,010     $     43,842     $      41,542
Net interest income                                    30,812            32,872           30,889            29,321
Recovery of loan charge-off                                 -             6,139                -                 -
Reduction in reserve for possible loan losses          10,000                 -                -            10,000
Income before income tax                               20,846            20,005           13,798            23,479
Net income                                             14,135            13,512            9,474            15,717
Earnings per share for the three-month periods
 (based on weighted average of number of shares
         outstanding)                           $        0.96     $        0.93     $       0.65     $        1.09
Dividend declared, per share                    $        0.17     $        0.17     $       0.15     $        0.15
Range of closing stock prices                           21-27     25 3/4-28 1/2    21 3/4-27 1/4         21 1/2-24

                                    PART III

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In response to this item,  registrant  incorporates  by  reference  the sections entitled "Election of Directors", "Certain Transactions" and "Compliance with Section 16(A) of the Exchange Act" of its Proxy Statement dated March 15, 1996.


ITEM 11: EXECUTIVE COMPENSATION

         In response to this item, registrant incorporates by reference the section entitled "Executive Compensation" of its Proxy Statement dated March 15, 1996.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this item,  registrant  incorporates  by  reference  the
sections  entitled  "Voting   Securities  and  Principal  Holders  Thereof"  and
"Election of Directors" of its Proxy Statement dated March 15, 1996.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement dated March 15, 1996.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of the Company and its subsidiaries are included in Part II Item 8:

                                                                     Page Number
                                                                     -----------
         Consolidated Balance Sheets --
            December 31, 1995 and 1994                                        22

         Consolidated Statements of Operations --
            Years Ended December 31, 1995, 1994, and 1993                     23

         Consolidated Statements of Changes in Shareholders' Equity --
            Years Ended December 31, 1995, 1994, and 1993                     24

         Consolidated Statements of Cash Flows --
            Years Ended December 31, 1995, 1994, and 1993                     25

         Notes to Financial Statements                                        26

         Report of Independent Public Accountants                             44

         Summary of Quarterly Financial Information                           45


(a) (2) All schedules have been omitted because they are either not applicable or the required information has been included in the financial statements or notes to the financial statements.

(a) (3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter, incorporated by reference to the Company's March 31, 1993 Form 10-Q

         Exhibit 3.2 - Copy of Bylaws, as amended, incorporated by reference to the Company's March 31, 1994 Form 10-Q

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

         Exhibit 10.15 - Agreement and Plan of Merger between Whitney Holding Corporation and First Citizens Bancstock, Inc., effective September 28, 1995

         Exhibit 10.16 - Retirement Restoration Plan effective January 1, 1995

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank and Whitney Bank of Alabama. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         Exhibit 23 - Consent of Independent Public Accountants

         Exhibit 27 - Financial Data Schedule

(b) No report on Form 8-K was required to be filed by the Registrant during the last quarter of 1995.


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WHITNEY HOLDING CORPORATION
                                        (Registrant)



                             By: /s/ William L. Marks
                                ------------------------------------------------
                                William L. Marks
                                Chairman of the Board and
                                Chief Executive Officer      March 27, 1996
                                                       -------------------------
                                                                  Date

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ William L. Marks               ,       Chairman of the Board and
-----------------------------------
    William L. Marks                       Chief Executive Officer and
                                           Director               March 27, 1996
                                                   -----------------------------

/s/ R. King Milling                ,       President and Director March 27, 1996
-----------------------------------                              ---------------
    R. King Milling

/s/ Edward B. Grimball             ,        Executive Vice President & C.F.O.
-----------------------------------
    Edward B. Grimball                      (Principal
                                             Accounting
                                             Officer)             March 27, 1996
                                                         -----------------------

/s/ John G. Phillips               ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    John G. Phillips

                                   ,        Director
-----------------------------------                      -----------------------
    W.P. Snyder III

/s/ Robert H. Crosby, Jr.          ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    Robert H. Crosby, Jr.

/s/ Richard B. Crowell             ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    Richard B. Crowell

                                   ,        Director
-----------------------------------                      -----------------------
    James M. Cain

/s/ Harry J. Blumenthal, Jr.       ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    Harry J. Blumenthal, Jr.

/s/ Robert E. Howson               ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    Robert E. Howson

/s/ Warren K. Watters              ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    Warren K. Watters

/s/ John K. Roberts, Jr.           ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    John K. Roberts, Jr.

                                   ,        Director
-----------------------------------                      -----------------------
    William A. Hines

/s/ E. James Kock, Jr.             ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    E. James Kock, Jr.

/s/ John J. Kelly                  ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    John J. Kelly

/s/ Angus R. Cooper, III           ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    Angus R. Cooper, III

/s/ Joel B. Bullard, Jr.           ,        Director              March 27, 1996
-----------------------------------                      -----------------------
    Joel B. Bullard, Jr.

Exhibit 10.16




















                           WHITNEY HOLDING CORPORATION

                           RETIREMENT RESTORATION PLAN




















 Effective as of January 1, 1995

                           WHITNEY HOLDING CORPORATION
                           RETIREMENT RESTORATION PLAN

                                      INDEX
                                                                            PAGE

ARTICLE I - PURPOSE..........................................................  1

ARTICLE II - DEFINITIONS.....................................................  1
         Beneficiary.........................................................  1
         Benefit Commencement Date...........................................  1
         Employer ...........................................................  1
         Participant.........................................................  1
         Plan Committee......................................................  2
         Retirement Plan.....................................................  2
         Other Definitions...................................................  2

ARTICLE III - ELIGIBILITY AND PARTICIPATION..................................  2
         Conditions of Eligibility...........................................  2
         No Effect on Other Benefits.........................................  2

ARTICLE IV - RESTORATION BENEFITS............................................  2
         Special Definitions.................................................  2
         Time of Payment.....................................................  3
         Amount of Restoration Benefit.......................................  3
         Form of Restoration Benefit.........................................  4
         Cash Out of Small Benefits..........................................  4
         Actuarial Assumptions...............................................  5
         Participant Elections...............................................  5

ARTICLE V - DEATH BENEFITS...................................................  5
         Special Definition..................................................  5
         Participant's Death Before Benefit Commencement Date................  5
         Participant's Death After Benefit Commencement Date.................  6
         Single-Sum Payment..................................................  6

ARTICLE VI - RESTRICTIONS ON PAYMENT.........................................  6
         Benefits Payable on Termination for Cause...........................  6
         Early Payments......................................................  6

ARTICLE VII - PLAN ADMINISTRATION............................................  7
         Powers   ...........................................................  7
         Payments ...........................................................  7
         Delegation of Administrative Authority; Experts.....................  7

ARTICLE VIII - PARTICIPANTS' RIGHTS..........................................  8
         Spendthrift Provision...............................................  8
         Plan Not an Employment Agreement....................................  8
         Offset   ...........................................................  8
         Obligation for Benefit Payments.....................................  8
         Taxes    ...........................................................  8
         Employer's Protection...............................................  8

ARTICLE IX - MISCELLANEOUS...................................................  9
         Termination of Plan.................................................  9
         Funding  ...........................................................  9
         Inurement...........................................................  9
         Amendments and Modifications........................................  9
         Governing Law....................................................... 10


104303_4
3/27/96 3:24PM
                                        i

                           WHITNEY HOLDING CORPORATION
                           RETIREMENT RESTORATION PLAN


         THIS WHITNEY HOLDING CORPORATION RETIREMENT RESTORATION PLAN (the "Plan") is adopted by Whitney Holding Corporation, a corporation organized and existing under the laws of the State of Louisiana, and shall be first effective as of January 1, 1995.

                                    ARTICLE I
                                     PURPOSE

          The Plan is intended to be an unfunded deferred compensation arrangement for the benefit of designated key management employees of Whitney Holding Corporation and its affiliates and subsidiaries, within the meaning of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). As such, this Plan is not intended to constitute an employee benefit plan under ERISA which is subject to the provisions of Parts 2, 3 and 4 of Title I of ERISA. In accordance with such intent, any obligation to pay benefits hereunder shall be deemed to be an unsecured promise, and any right of a participant or beneficiary hereunder to enforce such obligation shall be solely as a general creditor of Whitney Holding Corporation. Further, the Plan is not intended to constitute a qualified employee benefit plan within the meaning of Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code").

                                   ARTICLE II
                                   DEFINITIONS

         Except as expressly set forth below, capitalized terms used herein shall have the meanings ascribed to them in the Retirement Plan (as defined below).

         2.1 Beneficiary. The person, persons, entity or entities (a) designated by a Participant, in writing, to receive death benefits payable under the Retirement Plan, or (b) determined in accordance with the terms of the Retirement Plan, as the case may be.

         2.2 Benefit  Commencement  Date.  The  date  on  which  the  payment of
Restoration  Benefits  hereunder  commences,   determined  in   accordance  with
Paragraph 4.2 hereof.

         2.3 Employer. Whitney Holding Corporation, a corporation organized and existing under the laws of the State of Louisiana, and any subsidiary or affiliate of Whitney Holding Corporation.

         2.4 Participant. An executive officer of the Employer who is designated to participate in this Plan in accordance with Article III hereof and who is entitled to receive a Restoration Benefit hereunder.

         2.5 Plan Committee. The Plan Committee is the administrator of this Plan, the members of which are the members of the Compensation Committee of the Board of Directors of Whitney Holding Corporation.

         2.6 Retirement Plan. A qualified employee benefit plan maintained by Whitney National Bank known as the Whitney National Bank Retirement Plan, most recently amended and restated as of July 1, 1995, as the same may be further amended from time to time.

         2.7 Other Definitions. The terms "Restoration Benefit," "Retirement Election Period," "Cause," "Adverse Determination," and "Death Benefit" shall have the respective meanings set forth below.

                                   ARTICLE III
                          ELIGIBILITY AND PARTICIPATION

104303_4
3/27/96 3:24PM

         3.1 Conditions of Eligibility. Eligibility to become a Participant in this Plan shall be determined by the Plan Committee, in its sole discretion, from time to time. Participants hereunder shall be executive officers of the Employer who also participate in the Retirement Plan. Participants may be designated individually or by groups or categories, in the discretion of the Plan Committee. Any such determination shall be conclusive and binding upon all persons.

         The Plan Committee, in its sole discretion, may impose additional conditions on eligibility to participate in this Plan. Any such conditions may be imposed on a group or category of executive officers otherwise designated for participation hereunder or may be imposed individually on any such executive officer. Any additional conditions shall be evidenced by a written agreement between the Plan Committee and any affected executive officer.

         3.2 No Effect on Other Benefits. Except as set forth in Paragraph 3.1 hereof, any compensation paid or benefits provided to a Participant shall be in addition to and not in lieu of the benefits provided to such Participant under this Plan. Except as otherwise provided herein, nothing in this Plan shall be construed as limiting, varying or reducing the provision of any benefit available to a Participant, such Participant's estate or Beneficiary pursuant to any employment agreement, retirement plan, including any qualified pension or profit-sharing plan, health, disability or life insurance plan or any other form of agreement or arrangement between the Employer and a Participant.

                                   ARTICLE IV
                              RESTORATION BENEFITS

         4.1 Special Definitions. For purposes of this Article IV, Restoration Benefit means a benefit determined and payable to a Participant in accordance with this Article IV.

         The term "Retirement Election Period" shall mean (a) the 30-day period commencing as of the first day of the calendar year immediately preceding the year in which a Participant will attain his or her earliest Early Retirement Date determined under the Retirement Plan, but determined without regard to termination of employment, or (b) if an executive officer is designated as a Participant hereunder after he or she has attained the earliest Early Retirement Date (within the meaning of subparagraph (a)), the 30-day period commencing as of the date on which he or she is designated as a Participant hereunder.

         4.2 Time of Payment. A Participant's Restoration Benefit hereunder shall be payable as of such Participant's Benefit Commencement Date. The term Benefit Commencement Date shall mean (a) the date designated, in writing, by a Participant during his or her Retirement Election Period, which date shall not be earlier than the Participant's termination of employment with the Employer, or (b) if no Benefit Commencement Date is designated in accordance with the provisions of the preceding subparagraph (a), the last day of the calendar month in which the Participant terminates his or her employment, completes 60 months of Vesting Service or attains age 65, whichever occurs last.

         4.3 Amount of Restoration Benefit. A Participant's Restoration Benefit shall be the difference between a Participant's Maximum Benefit and Normal Retirement Benefit or Early Retirement Benefit, as the case may be.

         For this purpose, the terms "Normal Retirement Benefit" and "Early Retirement Benefit" shall have the meanings ascribed to them in the Retirement Plan. The term "Maximum Benefit" means a Participant's Normal Retirement Benefit or Early Retirement Benefit, as the case may be, subject to the following adjustments:

                  a. Compensation shall be determined without regard to the limit imposed under Code Section 401(a)(17) (or any successor thereto);

                  b. No reduction shall be taken on account of the limitations imposed under Code Section 415 (or a successor thereto), including, without limitation, a reduction to reflect the annual benefit payable from the Retirement Plan;

                  c. No reduction shall be taken on account of the general test imposed under Code Section 401(a)(4) (or a

104303_4
3/27/96 3:24PM
                                        2
                           successor thereto); and

                  d. Compensation shall be determined taking into account any amount which a Participant defers under any plan of deferred compensation maintained by the Employer, including, without limitation, the Savings Plus Plan (or any successor thereto), any plan maintained under Code Section 125, and the Whitney Holding Corporation Deferred Compensation Plan (or a successor thereto).

The Plan Committee shall determine the amount of the Restoration Benefit in accordance with the guidelines set forth herein; any such determination shall be conclusive and binding on all Participants hereunder.

         4.4 Form of Restoration Benefit. A Participant's Restoration Benefit hereunder shall be payable in the form designated by a Participant during his or her Retirement Election Period, from among the following:

                  a. Single Life Annuity - Equal monthly payments for the life of the Participant with no period of guaranteed payment.

                  b. Term Certain Annuity - Equal monthly payments for the life of the Participant, with a period of guaranteed payments designated by the Participant; provided, however, that the duration of the guaranteed payments shall not exceed the number of whole years between such Participant's Benefit Commencement Date and the date on which he or she attains age 80.

                  c. Joint and Last Survivor Annuity - Equal monthly benefits payable for the life of the Participant and the Participant's Beneficiary, with 66 2/3% of the monthly payments made during the lives of the Participant and his or her Beneficiary paid to the survivor among them.

                  d. Joint and Survivor Annuity - Equal monthly benefits payable for the life of the Participant and the Participant's Beneficiary (if he or she survives the Participant) with 100% of the amount of the monthly payments made during the life of the Participant paid to the Participant's Beneficiary after the Participant's death.

                  e.       Joint  and  Last  Survivor  Annuity  with  Guaranteed
                           Payments - Equal monthly benefits payable for the life of a Participant with 100% of the amount of the monthly payment made during the life of the Participant paid to the Participant's Beneficiary after the Participant's death, with a guarantee that such payments be made for 120 months, measured from the Participant's Benefit Commencement Date.

If no designation is made, benefits hereunder shall be paid (a) in the form of a joint and 100% survivor annuity (if a Participant is married as of his or her Benefit Commencement Date), or (b) in the form of a single life annuity (if a Participant is not married as of his or her Benefit Commencement Date).

         4.5 Cash Out of Small Benefits. Notwithstanding the provisions of Paragraph 4.4 to the contrary, if the present value of a Participant's Restoration Benefit is $50,000 or less as of his or Benefit Commencement Date, the Plan Committee shall distribute such amount to the Participant in the form of an immediate single-sum payment. No additional benefit shall be payable with respect to such Participant under this Plan.

         4.6 Actuarial Assumptions. For purposes of determining a Restoration Benefit hereunder, the Plan Committee shall use, to the extent practicable, the actuarial assumptions used to determine benefits under the Retirement Plan. Otherwise, the Plan Committee shall adopt such actuarial assumptions as may be reasonably necessary to determine benefits payable hereunder.

         4.7 Vesting. Any Restoration Benefit payable hereunder shall be subject to the vesting rules set forth in the Retirement Plan, taking into account all service with the Employer, including any affiliate of the Employer. To the extent service with a predecessor employer is taken into account under the vesting provisions of the Retirement Plan, such service shall be taken into

104303_4
3/27/96 3:24PM
                                        3
account under this Plan for vesting purposes.

         If a Participant's employment with the Employer is terminated, for any reason, before he or she is fully vested within the meaning of the Retirement Plan, no Restoration Benefit shall be payable from this Plan.

         4.8 Participant Elections. Any elections permitted during the Retirement Election Period shall be made, in writing, on forms acceptable to the Plan Committee. Such elections shall be effective upon receipt by the Plan Committee, which shall not be later than the last day of a Participant's Retirement Election Period. A Participant's elections hereunder shall become irrevocable as of the last day of his or her Retirement Election Period.

                                    ARTICLE V
                                 DEATH BENEFITS

         5.1 Special Definition. The term Death Benefit shall mean a benefit payable in accordance with this Article V.

         5.2 Participant's Death Before Benefit Commencement Date. If a Participant dies before his or her Benefit Commencement Date, a Death Benefit shall be distributed in accordance with the provisions of this Paragraph 5.2:

         a. Amount. The amount of the Death Benefit payable under this Paragraph 5.2 shall equal the Actuarial Equivalent (as defined in the Retirement Plan) of either (i) the Participant's Early Retirement Benefit (if he or she dies after his or her earliest Early Retirement Date, or (ii) the Participant's Normal Retirement Benefit, computed as if he or she (1) terminated employment on the date of his or her death, (2) was eligible for a Normal Retirement Benefit, (3) retired with a Qualified Joint and Survivor Annuity (as defined in the Retirement Plan) on his or her Normal Retirement Date, and (4) died on the date after he or she would have reached his or her Normal Retirement Date.

         b. Form. A Death Benefit payable under this Paragraph 5.2 shall automatically be distributed in the form of the survivor's portion of a Qualified Joint and 50% Survivor Annuity.

         c. Time. The distribution of a Death Benefit hereunder shall commence as of the earlier of (i) the Participant's Benefit Commencement Date, or (ii) the date on which the Participant would have attained the earliest Early Retirement Date determined under the Retirement Plan.

         d.       Beneficiary.  The death benefit  provided under this Paragraph
                  5.2 shall be payable to (i) the Participant's surviving spouse (if he or she is married on the date of his or her death), or
                  (ii) the Participant's Beneficiary (if he or she is not married on the date of his or her death.

         5.3 Participant's Death After Benefit Commencement Date. If a Participant dies after his or her Benefit Commencement Date, the Employer shall pay to the Participant's Beneficiary the remaining Restoration Benefit, if any, which would otherwise be payable to the deceased Participant, in accordance with the method of distribution in effect on the date of the Participant's death.

         5.4 Single-Sum Payment. Notwithstanding the provisions of this Article V to the contrary, if the present value of a Death Benefit payable under Paragraph 5.2 hereof is $50,000 or less determined as of the date of the Participant's death, the Plan Committee shall distribute such amount to the Participant's surviving spouse or Beneficiary, as the case may be, in the form of a single-sum payment, and no additional benefits shall be payable under this Plan with respect to such Participant.

                                   ARTICLE VI
                             RESTRICTIONS ON PAYMENT

         6.1 Benefits Payable on Termination for Cause. Notwithstanding any other provision of this Plan to the contrary, if a Participant's employment with the Employer is terminated for Cause before his or her Benefit Commence Date, the Participant's

104303_4
3/27/96 3:24PM
                                        4
participation in this Plan shall be terminated and neither the Participant nor his or her Beneficiary shall be entitled to any form of benefit under this Plan.

         For purposes of this Paragraph 6.1, the term "Cause" means that a Participant is found guilty (by a court of competent jurisdiction), pleads guilty or pleads nolo contendere to any act of fraud or dishonesty against the Employer.

         6.2 Early Payments. Notwithstanding any provision of this Plan to the contrary, the Plan Committee may distribute or direct the trustee of any trust established pursuant to Paragraph 9.2 hereof to distribute to any Participant (or Beneficiary), in the form of an immediate single-sum payment, all or any portion of a Participant's Restoration Benefit, if an Adverse Determination is made with respect to such Participant. For this purpose, the term "Adverse Determination" shall mean that, based upon Federal tax or revenue law, a published or private ruling or similar announcement issued by the Internal Revenue Service, a regulation issued by the Secretary of the Treasury, a decision by a court of competent jurisdiction, a closing agreement made under
Section 7121 of the Code that is approved by the Internal Revenue Service and involves such Participant or a determination of counsel, a Participant has or will recognize income for Federal income tax purposes with respect to any amount that is or will be payable under this Plan before it is otherwise to be paid hereunder.

         Further, notwithstanding any provision of the Plan to the contrary, the Plan Committee may direct the trustee of any trust established pursuant to Paragraph 9.2 hereof to distribute to any Participant in the form of an immediate single-sum payment all or any portion of a Participant's Restoration Benefit, based upon a change in ERISA, a published advisory opinion or similar announcement issued by the Department of Labor, a regulation issued by the Secretary of Labor, a decision by a court of competent jurisdiction, an agreement between such Participant and the Department of Labor or similar agency or an opinion of counsel, such Participant is not a "management" or "highly compensated" employee or this Plan is not an "unfunded" plan within the meaning of ERISA.

                                   ARTICLE VII
                               PLAN ADMINISTRATION

         7.1 Powers. This Plan and all matters related thereto shall be administered by the Plan Committee. The Plan Committee shall have the power and authority to interpret the provisions of this Plan and shall determine all questions arising under this Plan including, without limitation, all questions concerning administration, eligibility, and the amount of any benefit payable hereunder. In addition, the Plan Committee shall have the authority to prescribe, amend, and rescind rules and administrative procedures relating to the operation of this Plan, to instruct any trustee as to the investment of any asset held for the purposes described in Paragraph 9.2 hereof, and to correct any defect, supply any omission or reconcile any inconsistency in this Plan.

         Any determination by the Plan Committee need not be uniform as to all or any Participants hereunder. Any such determination shall be conclusive and binding on all persons.
         7.2 Payments. The Plan Committee shall have the power and authority to determine the time, method, and amount of any distribution hereunder. The Plan Committee shall direct the trustee of any trust established pursuant to Paragraph 9.2 hereof, in writing, as to any such distribution or withdrawal. Any withdrawal on account of an early payment made in accordance with Article VI, hereof, shall be deemed to constitute an advance against the affected Participant's Restoration Benefit.

         7.3 Delegation of Administrative Authority; Experts. The Plan Committee, in its sole discretion, may delegate such nondiscretionary, ministerial duties as it deems appropriate to the Human Resources Department of Whitney National Bank. When acting in accordance with such delegation (whether made orally or in writing) the Human Resources Department shall be deemed to possess the power and authority granted to the Plan Committee hereunder. The Plan Committee shall engage the services of such independent actuaries, accountants, attorneys and other administrative personnel as it deems necessary to administer the Plan.

                                  ARTICLE VIII
                              PARTICIPANTS' RIGHTS

         8.1 Spendthrift Provision. Neither a Participant nor any other person shall have any right to commute, sell, assign,

104303_4
3/27/96 3:24PM
                                        5
transfer, pledge, anticipate, mortgage or otherwise encumber any benefit or amount payable hereunder. No amount payable under this Plan shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debt, judgment, alimony or separate maintenance owed by a Participant or any other person. No amount payable under this Plan shall be transferable by operation of law in the event of a Participant's or other person's bankruptcy or insolvency.

         8.2 Plan Not an Employment Agreement. This Plan shall not be deemed to constitute an employment agreement between the parties, nor shall any provision restrict the right of the Employer to discharge any Participant as an employee of the Employer.

         8.3 Offset. If, at the time of any distribution hereunder, a Participant, his or her Beneficiary, or both are indebted to the Employer, then any distribution to be made to the Participant, his or her Beneficiary or both, may, at the discretion of the Employer, be reduced by the amount of such indebtedness.

         8.4 Obligation for Benefit Payments. Notwithstanding any provision of this Plan to the contrary, the payment of benefits under this Plan shall remain the obligation of the Employer. In the event the Employer designates a third-party as the payor of the benefits and the assets of such third-party are insufficient to meet the payment obligations of the Employer under this Plan, the Employer shall remain responsible for such deficiency.

         8.5 Taxes. The Employer or any third-party payor shall withhold from the payment benefits hereunder any amount required to be withheld under applicable federal or state tax laws.

         8.6 Employer's Protection. By commencing participation herein, each Participant shall be deemed to have agreed to cooperate with the Employer by furnishing any and all information reasonably requested by the Plan Committee in order to facilitate the funding or payment of benefits hereunder, including, without limitation, the taking of such physical examinations as the Employer or the Plan may deem necessary and taking such other action as may reasonably be requested by the Employer or the Plan Committee. If a Participant refuses to cooperate, is uninsurable or is insurable at other than standard rates, the Plan Committee, in its sole discretion, may determine that the Participant is ineligible to participate hereunder.

         If insurance on the life of any Participant is obtained and such Participant commits suicide during the two-year period beginning on the date of his or her participation in this Plan or if a Participant hereunder makes any material misstatement of information or nondisclosure of medical history, the Plan Committee, in its sole discretion, may terminate the participation of any such Participant, without liability for benefit payments hereunder.

                                   ARTICLE IX
                                  MISCELLANEOUS

         9.1 Termination of Plan. The Board of Directors of Whitney Holding Corporation shall have the right, at any time, to terminate this Plan, in whole or in part. The termination of this Plan shall not reduce any Restoration Benefit accrued as of the effective date of such termination, without the prior written consent of each affected Participant. Notwithstanding any provision of this Plan or the Retirement Plan to the contrary, the termination of this Plan shall cause the benefits payable hereunder to be fully vested and nonforfeitable as to any affected Participant.

         9.2 Funding. The Employer may establish a trust in connection with the adoption of this Plan. Each year during the continuance of this Plan, the Plan Committee may designate amounts to be added to the trust.

         The property comprising the assets of any such trust, including any insurance policy on the life of a Participant purchased by any such trust or contributed to any such trust by the Employer, shall at all times remain the property of such trust. The trustee of any such trust shall distribute the assets comprising such trust in accordance with the provisions of this Plan and the trust agreement, all as instructed by the Plan Committee, but in no event shall such trustee distribute the assets of any such trust to or for the benefit of the Employer, except as provided in any applicable trust agreement.


104303_4
3/27/96 3:24PM
                                        6

         No Participant or Beneficiary shall have the right to, or claim under or against, any insurance policy on the life of the Participant obtained by the Employer or any asset held in trust to help defray the cost incurred in providing benefits under this Plan. Any such policy or other property shall be, and remain, a general, unpledged asset of the Employer or the trust, as the case may be.

         9.3 Inurement. This Plan shall be binding upon and shall insure to the benefit of the Employer and each Participant hereto and their respective heirs, executors, administrators, successors and assigns.

         9.4 Amendments and Modifications. Except as specifically provided herein, this Plan may be changed or altered by written instrument signed by the Board of Directors of Whitney Holding Corporation; provided, however, that no such amendment or modification, shall reduce the amount of any Restoration Benefit accrued hereunder as of the date of any such amendment or modification without the prior written consent of each affected Participant.

         9.5 Governing Law. This Plan is governed by the laws of the State of Louisiana, in all respects, including matters of construction, validity and performance.

         EXECUTED December 1995, in multiple counterparts, each of which shall be deemed an original, to be effective as of the date first written above.


WITNESSES:                                     WHITNEY HOLDING CORPORATION


/s/ Margaret M. Castay                       By: /s/ Edward B. Grimball
-----------------------------------             --------------------------------

/s/ Wendy M. Keller                          Title: Executive Vice President
-----------------------------------                 ----------------------------


104303_4
3/27/96 3:24PM
                                        7

Exhibit 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation by reference of our reports included herein, or incorporated by reference to this Form 10-K, into Whitney Holding Corporation's previously filed Registration Statements on Form S-3 (File Nos. 33-56024, 33-55307, 33-56277 and 33-52983) and
Form S-8 (File No. 33-33-68506).



New Orleans, Louisiana                                       Arthur Andersen LLP
March 27, 1996