Form 10-Q
period 1996-03-31
WHITNEY HOLDING CORP
filed 1996-05-10
CIK 106926

May 10, 1996







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended March 31, 1996.

                This filing is being effected by direct transmission to the Commission's EDGAR System.

                                               Sincerely,


                                               /s/ Edward B. Grimball
                                               --------------------------
                                               Edward B. Grimball
                                               Executive Vice President &
                                               Chief Financial Officer
                                               (504) 586-7570

EBG/drm

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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


                                 (504) 586-7272
        --------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

The Company has only one class of common stock, of which 17,037,767 shares were outstanding on April 30, 1996.

An exhibit index appears on page 17.


                               Page 1 of 22 Pages

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

    Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8


Part II.  Other Information

    Item 6. Exhibits and Reports on Form 8-K..................................18

Signature.....................................................................19

                               Page 2 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                                             March 31,     December 31,
 ASSETS                                                                                               1996          1995
                                                                                                 -------------   -----------
                                                                                                  (unaudited)
 Cash and due from financial institutions.......................................................     $238,015      $226,205

 Interest-bearing deposits in financial institutions............................................          100           151

 Investment in securities:
      Securities available for sale (at fair value).............................................      182,723       190,092
      Securities held to maturity (fair value of $1,328,914 in 1996 and $1,268,518 in 1995).....    1,311,249     1,250,802

 Federal funds sold.............................................................................       45,000        21,160

 Loans..........................................................................................    1,592,994     1,586,861
 Less reserve for possible loan losses..........................................................       41,406        39,305
                                                                                                   -----------   -----------
    Loans, net..................................................................................    1,551,588     1,547,556

 Bank premises and equipment, net...............................................................       88,526        81,442
 Other real estate owned, net...................................................................        4,662         4,824
 Accrued income receivable......................................................................       30,970        29,380
 Other assets...................................................................................       46,532        42,609
                                                                                                   -----------   -----------

           TOTAL ASSETS.........................................................................   $3,499,365    $3,394,221
                                                                                                   ===========   ===========

 LIABILITIES
 Deposits:
      Non-interest-bearing demand deposits......................................................     $839,364      $888,382
      Interest-bearing deposits.................................................................    1,928,380     1,887,407
                                                                                                   -----------   -----------
          Total deposits........................................................................    2,767,744     2,775,789

 Federal funds purchased and securities sold under repurchase agreements........................      329,938       227,094

 Dividends payable..............................................................................        3,745         3,273

 Other liabilities..............................................................................       27,631        23,193
                                                                                                   -----------   -----------

           TOTAL LIABILITIES....................................................................   $3,129,058    $3,029,349
                                                                                                   -----------   -----------

 SHAREHOLDERS' EQUITY
 Common stock...................................................................................       $2,800        $2,800

 Capital surplus................................................................................       64,665        62,635

 Retained earnings..............................................................................      310,377       306,075

 Net unrealized gain (loss) on securities available for sale, net of tax effect of ($14) in
     1996 and ($605) in 1995....................................................................           35         1,137
                                                                                                   -----------   -----------

           Total................................................................................      377,877       372,647

 Treasury stock at cost, 561,929 shares in 1996 and 564,304
    shares in 1995, and unearned restricted stock compensation..................................        7,570         7,775
                                                                                                   -----------   -----------

           TOTAL SHAREHOLDERS' EQUITY...........................................................     $370,307      $364,872
                                                                                                   -----------   -----------

           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY...........................................................   $3,499,365    $3,394,221
                                                                                                   ===========   ===========

 The accompanying notes are an intergral part of these financial statements.



                               Page 3 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per-share amounts, unaudited)                     FOR THE 3 MONTHS
                                                                         ENDED March 31,
                                                                       1996          1995
                                                                   ----------    ----------
INTEREST INCOME
Interest and fees on loans.......................................     $34,986       $26,986
Interest-bearing deposits........................................           2             3
Interest and dividends on investments-
      U.S. Treasury and agency securities........................      15,689        17,370
      Mortgage-backed securities.................................       3,927         2,792
      Obligations of states and political subdivisions...........       1,832         1,750
      Federal Reserve and corporate securities...................          62           445
Interest on federal funds sold...................................         443           459
                                                                   ----------    ----------
            TOTAL................................................     $56,941       $49,805
                                                                   ----------    ----------

INTEREST EXPENSE
Interest on deposits.............................................     $17,182       $13,829
Interest on federal funds purchased and securities
      sold under repurchase agreement............................       3,944         2,304
                                                                   ----------    ----------
            TOTAL................................................     $21,126       $16,133
                                                                   ----------    ----------
Net interest income..............................................     $35,815       $33,672
Provision for possible loan losses                                     -                100
                                                                   ----------    ----------
Net interest income after provision for possible loan losses.....     $35,815       $33,572
                                                                   ----------    ----------

NON-INTEREST INCOME
Gains on sales of securities                                        $      -      $      -
Other non-interest income........................................       8,697         8,636
                                                                   ----------    ----------
            TOTAL................................................      $8,697        $8,636
                                                                   ----------    ----------

NON-INTEREST EXPENSE
Salaries and employee benefits...................................     $16,824       $15,044
Occupancy of bank premises, net..................................       2,116         1,891
Other non-interest expenses......................................      13,965        12,229
                                                                   ----------    ----------
            TOTAL................................................     $32,905       $29,164
                                                                   ----------    ----------
Income before income taxes.......................................     $11,607       $13,044
Income tax expense...............................................       3,570         4,099
                                                                   ----------    ----------
Net income.......................................................      $8,037        $8,945
                                                                   ==========    ==========


Earnings per share                                                      $0.47         $0.53
                                                                   ==========    ==========

Weighted average actual number of
   shares outstanding............................................  16,945,934    16,737,960
                                                                   ==========    ==========


The accompanying notes are an integral part of these financial statement.


                               Page 4 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
                                                                                   For the 3 Months Ended
                                                                                          March 31,
                                                                                      1996        1995
                                                                                  ------------------------
Cash flows from operating activities:
   Net income...................................................................  $    8,037   $     8,945
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation..............................................................       2,213         1,881
      Provision for reserves for possible loan losses...........................           -           100
      Provision for losses on OREO and other problem assets.....................          65             3
      Amortization of intangible assets and unearned restricted stock
         compensation...........................................................         883           916
      Amortization of premiums and discounts on investment securities, net......       2,535         3,559
      Net gains on sales of OREO and other property.............................        (181)         (323)
      Deferred tax expense (benefit)............................................      (1,329)         (873)
      Increase (Decrease) in accrued income taxes...............................       4,268         4,647
      (Increase) Decrease in accrued income receivable and other assets.........      (3,960)       (1,139)
      Increase (Decrease) in accrued expenses and other liabilities.............          46         1,557
                                                                                  -----------  ------------
      Net cash provided by operating activities.................................  $   12,577   $    19,273
                                                                                  -----------  ------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity...........  $  101,110   $    68,962
   Proceeds from maturities of investment securities available for sale.........       6,638         4,434
   Purchases of investment securities held to maturity..........................    (165,021)       (4,404)
   Net (increase) decrease in loans.............................................      (3,951)      (13,962)
   Net (increase) decrease in federal funds sold................................     (23,840)       (4,872)
   Proceeds from sales of OREO and other property...............................         210           283
   Capital expenditures.........................................................      (9,297)       (3,387)
   Net cash (paid) received in business acquisition.............................           -        (3,695)
   Other........................................................................         164           986        0
                                                                                  -----------  ------------
   Net cash provided by (used in) investing activities..........................  $  (93,987)  $    44,345
                                                                                  -----------  ------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits..............  $  (49,018)$     (10,091)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit...................................................      (2,929)      (73,020)
   Net increase (decrease) in certificates of deposit...........................      43,902         6,001
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements...............................................     102,844        (7,267)
   Exercise of stock options....................................................       1,014             -
   Sale of common stock under employee savings plan and dividend
      reinvestment plan.........................................................         529         2,533
   Dividends paid...............................................................      (3,273)       (2,639)
                                                                                  -----------  ------------
   Net cash provided by (used in) financing activities..........................  $   93,069   $   (84,483)
                                                                                  -----------  ------------

Net increase (decrease) in cash and cash equivalents............................  $   11,659   $   (20,865)
Cash and cash equivalents at the beginning of the period........................     226,356       204,234
                                                                                  -----------  ------------
Cash and cash equivalents at the end of the period..............................  $  238,015   $   183,369
                                                                                  ===========  ============

Interest income received........................................................  $   55,351   $    51,658
                                                                                  ===========  ============

Interest expense paid...........................................................  $   20,492   $    15,448
                                                                                  ===========  ============

Net federal income taxes paid...................................................  $      650   $       306
                                                                                  ===========  ============

The accompanying notes are an integral part of these financial statements.



                               Page 5 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Whitney Holding Corporation and its subsidiaries (the "Company") follow accounting and reporting policies generally accepted within the banking industry. Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The Company recommends that these financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiaries, Whitney National Bank, Whitney Bank of Alabama and Whitney Community Development Corporation. All adjustments have been made which, in the opinion of management, are necessary to fairly state the financial results for the interim periods presented.

RESTATEMENT AND RECLASSIFICATION

    Prior period information has been restated to give effect to a merger completed in March 1996 which has been accounted for as a pooling of interests. Certain balances in prior periods have been reclassified to conform with this period's financial presentation.

LONG-LIVED OPERATING ASSETS

    Effective for 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 which prescribes the accounting for impairment of long-lived assets used in operations, such as bank premises and equipment, certain identifiable intangibles, and any goodwill related to these assets. In general, the statement requires recognition of an impairment loss when the carring value of these assets exceeds the undiscounted cash flows estimated to be derived from the use of the assets. The statement also prescribes the accounting to be followed when an entity plans to dispose of such long-lived assets. Adoption of this statement had no material effect on the consolidated financial statements.

EMPLOYEE BENEFIT PLANS

    SFAS No. 123, "Accounting for Stock-based Compensation," became effective for 1996. Among other provisions, this statement established a fair value based method of accounting for stock-based compensation, including the award of stock options. As provided for in SFAS No. 123, the Company has elected not to adopt the fair value based method for measuring stock-based compensation cost to be included in its results of operations, but will continue to follow prior generally accepted accounting principles. Beginning with the consolidated financial statements for the year ending December 31, 1996, the Company will make pro forma disclosures of net income and earnings per share determined as if the fair value method had been applied in measuring stock-based compensation cost.





                               Page 6 of 22 Pages

(2) MERGERS AND ACQUISITIONS

    During April 1996, the Company entered into separate agreements and plans of merger with the American Bank & Trust ("AB&T") of Pensacola, Florida and with Liberty Holding Company ("LHC"), the parent of Liberty Bank, also of Pensacola, Florida. AB&T, with assets of $60 million, and Liberty Bank, with assets of $51 million, will be merged into a newly-chartered national bank to be formed by the Company in Florida. Each of these mergers is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests. Shareholders of AB&T will receive Whitney Holding Corporation stock with a value of $10.25 million and LHC shareholders will receive $14.0 million in Company common stock, with each total subject to certain adjustments. Shareholders of AB&T and LHC must each approve their respective transaction. Consummation of each transaction is also subject to approval from appropriate regulatory agencies, a due diligence review by the Company, and other customary conditions to closing. The mergers are expected to be completed during the third quarter of 1996.

    On March 8, 1996, Whitney Holding Corporation completed its merger with First Citizens BancStock ("FCB"), the parent of First National Bank in St. Mary Parish ("FNB"). FNB, which was merged into Whitney National Bank, had total assets of approximately $243 million, including $147 million in loans, and total deposits of $214 million at the closing date. FCB shareholders received 2.03 million shares of Whitney Holding Corporation common stock with a market value at the time of approximately $63 million. Holders of FCB stock options as of the closing received options to buy approximately 192,000 shares of Company common stock at a weighted-averaged exercise price of $11.64. The merger has been accounted for as a pooling of interests.

    On February 17, 1995, Whitney Bank of Alabama, a then newly-formed state-chartered banking subsidiary of the Company, purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The assets acquired and deposits assumed totalled approximately $90 million, including $47 million in loans. The purchase price was approximately $12 million. Operating results from the date of acquisition are included in the accompanying consolidated statements of operations beginning in the first quarter of 1995.

(3)  EARNINGS PER SHARE

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


                               Page 7 of 22 Pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

      Whitney Holding Corporation earned $8.04 million for the first quarter of 1996, or $0.47 per share, including the effect of $2.3 million in after-tax expenses related to a merger completed in March 1996. Before merger related expenses, the Company earned $10.3 million or $0.61 per share. For the first quarter of 1995, the Company earned $8.95 million or $0.53 per share.

    Taxable-equivalent net interest income increased $2.2 million or 6.5% between the first quarters of 1995 and 1996 while the taxable-equivalent net interest margin declined from 4.99% in 1995 to 4.75% in 1996. Non-interest income improved slightly to $8.7 million in 1996 from $8.6 million in 1995. Non-interest expense was $3.7 million or 12.8% higher in the first quarter of 1996 compared to 1995, largely as a result of completed merger expenses totalling approximately $2.8 million.

    The following compares the annualized return on average total assets and the return on average shareholders' equity for the three-month periods ended March 31, 1996 and 1995.

                                                           1996
                                                      Before Merger
                                              1996   Related Expenses   1995
                                             ------  ----------------  ------

    Return on average assets                  0.94%        1.20%        1.16%

    Return on average shareholders' equity    8.76%       11.23%       11.11%

    Non-performing assets increased $2.0 million in 1996's first quarter from year end 1995 to $16.5 million at March 31, 1996. This total is $5.2 million or 24% below the level of non-performing assets at March 31, 1995. The reserve for possible loan losses was $41.4 million on March 31, 1996, an amount which represented 351% of non-performing loans and 2.6% of total loans. At year end 1995, the reserve coverage was 405% of non-performing loans and 2.5% of total loans.

    For the first quarter of 1996, average earning assets were $3.12 billion, a net increase of $300 million from $2.82 billion in the first quarter of 1995. Quarterly average loans outstanding grew $405 million or 34% between 1995 and 1996 while the average investment in securities decreased $105 million or 6.7% as maturities were used to fund loan growth. At March 31, 1996 earning assets totalled $3.13 billion compared to $3.05 billion at December 31, 1995.

    Average total deposits increased $134 million or 5.2% in the first quarter of 1996 to $2.72 billion when compared to the total of $2.58 billion in 1995's first quarter. Total deposits at March 31, 1996 were $2.77 billion, virtually unchanged from year end 1995. Short term funds obtained through purchases of federal funds and sales of securities under repurchase agreements, net of federal funds sold, increased on average by $133 million or 71.7% between the first quarters of 1995 and 1996. The quarterly increases in average total deposits and average short term borrowings from 1995 to 1996 both supported the growth in average loans over this same period.

    On March 8, 1996, the Company completed its merger with First Citizens BancStock, the parent of The First National Bank in St. Mary Parish ("FNB".) FNB, which was merged into Whitney National Bank, had total assets of approximately $243 million, including $147 million in loans, and total deposits of $214 million at the closing date. The merger has been accounted for as a pooling of interests and prior period information has been restated to present the combined financial results.


                               Page 8 of 22 Pages

    In April 1996, the Company announced it had entered into merger agreements with two banking institutions operating in Florida, one with American Bank & Trust of Pensacola, Florida ("AB&T") and one with Liberty Holding Company ("LHC"), the parent of Liberty Bank, also of Pensacola. These institutions have combined assets of approximately $111 million and operate five banking locations in the Pensacola area. AB&T and Liberty Bank will be merged into a newly-chartered national bank to be formed by the Company in Florida. The Company will issue common stock with a total value of $24.25 million in connection with these transactions, subject to certain adjustments. Each of these mergers will be accounted for as a pooling of interests. Consummation of each transaction is subject to the approval of respective shareholders of AB&T or LHC, approval from appropriate regulatory agencies, a due diligence review by the Company, and other customary conditions to closing. The mergers are expected to be completed during the third quarter of 1996.

    In January, 1996, the Company announced negotiations to enter into a definitive merger agreement with New Iberia Bancorp, parent of The New Iberia Bank which has assets of approximately $260 million and branches in Iberia, Lafayette and Vermilion Parishes in southern Louisiana. Completion of negotiations and initiation of a plan of merger are still pending.

    The Company declared a dividend of $0.22 per share in the first quarter of 1996, payable April 1, 1996. This is the same as for the fourth quarter of 1995 and a 10% increase over the $0.20 per share dividend declared in each of 1995's first three quarters.


                               Page 9 of 22 Pages

FINANCIAL CONDITION

Loans

     The Company reported growth in average loans outstanding for the first quarter of 1996 of $405 million or 34.0% when compared to the first quarter of 1995. Total loans outstanding of $1.59 billion at March 31, 1996 were $6 million above the total outstanding at year end 1995 and $346 million or 27.8% above the total of a year earlier. The Company's loan growth reflects both the continued favorable economic conditions in the Company's market area, which is primarily southern Louisiana, Mississippi and Alabama, as well as a focused effort to market the Banks' retail and commercial loan products.

    All categories of loans experienced solid growth from the first quarter of 1995 to the first quarter of 1996. Commercial loans, other than those secured by real estate, increased approximately $165 million or 27.3% between 1995 and 1996. Loans secured by commercial and other non-residential real estate collateral increased approximately $115 million or 31.0%. Loans to entities involved in manufacturing and wholesaling exhibited the strongest growth, although the overall increase was well distributed over diverse industries. Retail mortgages grew by approximately $63 million or 38.1% between these periods, largely as a result of the successful promotion of new retail loan products, while loans to individuals, which include various consumer installment and credit line loan products, increased $3 million or 2.8%.

Deposits and Short-Term Borrowings

    The Company's average deposits increased $134 million or 5.2% to $2.72 billion in the first quarter of 1996 from $2.58 billion in 1995. As is shown in Table 1, non-interest-bearing demand deposits increased $30 million or 3.8% in 1996 as compared to 1995. This table also shows that average time deposits, which includes both core deposits and certificates of deposit of $100,000 and over, increased $175 million or 26.2% between 1995 and 1996. The growth within the time deposit category came both from core deposits of under $100,000 which increased $42 million and from a $128 million increase in certificates of deposit of $100,000 and over. Time deposit growth was particularly strong in the Company's south Alabama market, although all of the Company's market areas experienced increases.

    First quarter average savings, NOW and money market account deposits decreased $71 million or 6.3% between 1995 and 1996. Despite a moderate decline in market interest rates during 1995, higher-rate investment alternatives were available to these lower-cost depositors during the past year which fostered disintermediation of some deposit funds.

    The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending facilities and part of the Company's services to correspondent banks and certain other customers. For the first quarter of 1996, average short-term borrowings increased $133 million compared to the same period in 1995, an increase which is partly attributable to the promotion of repurchase agreements in connection with an expansion of the Banks' cash management services. The Company's average short-term borrowing position, net of federal funds sold, was $286 million for the first quarter of 1996 and $154 million in 1995's first quarter.

Investment in Securities

    The Company's total investment in securities was $1.49 billion at March 31, 1996, a increase of approximately $53 million or 3.7% from the December 31, 1995 total of $1.44 billion. The average total

                               Page 10 of 22 Pages
investment securities portfolio outstanding decreased $105 million or 6.7% between the first quarter of 1995 and the first quarter of 1996. Funds from maturing investments, particularly U. S. Treasury securities, have been used to satisfy increased loan demand between the quarterly periods.

    The mix of average investments has remained relatively stable, with U. S. Treasury and government agency securities, excluding mortgage-backed issues, representing between 75% and 80% of the totals. The weighted-average maturity of the overall portfolio of securities was 32 months at March 31, 1996 as compared with 28 months at March 31, 1995. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yield for the first quarter of 1996 was 6.06%, an increase of 13 basis points from the 5.93% yield in the first quarter of 1995.

    Securities classified as available for sale constituted approximately 12% of the total investment portfolio at March 31, 1996 compared to 13% at year end 1995. These securities are reported at their estimated fair values in the consolidated statements of condition with the unrealized gain or loss reported, net of tax, as a separate component of shareholders' equity. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. The Company maintains no trading portfolio.

Asset Quality

    Overall asset quality exhibited a trend of steady improvement over the past several years. As is shown in Table 3, non-performing assets increased $2.0 million in 1996's first quarter from year end 1995 to $16.5 million at March 31, 1996. Substantially all of this increase is the result of the downgrade in the credit rating of a single borrower. The total is $5.2 million or 24% below the level of non-performing assets at March 31, 1995. For the first quarter of 1996, the Company successfully recovered $2.9 million of previously charged-off loans. As is shown in Table 2, during the same period the Company identified $0.8 million of loans to be charged off as uncollectible against the reserve for possible loan losses, resulting in a net recovery of $2.1 million. The Company was also in a net recovery position of approximately $1.2 million in the first quarter of 1995 when recoveries totalled $2.6 million.


    The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. No provision or reserve reduction was required for the first quarter of 1996. The small addition to the reserve in the first quarter of 1995 reflects a provision recorded by the pooled institution. The reserve for possible loan losses represented 351% of non-performing loans at March 31, 1996. At year end 1995 this reserve coverage was 405%.

    Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. The net operating income from these property interests, primarily from oil and gas royalties and real estate operations, was approximately $215,000 for the first quarter of 1996 and $46,000 in the comparable period in 1995. Future dispositions of these assets may result in the recognition of substantial gains.


                               Page 11 of 22Pages

Capital Adequacy

    The Company's regulatory capital ratios increased slightly between December 31, 1995 and March 31, 1996. The Company's regulatory capital ratios are shown here compared to the minimums currently required for regulatory classification as a "well capitalized" institution. The regulatory capital ratios for the Banks were also well in excess of minimum requirements at March 31, 1996.

                                                                  Required for
                       March 31,          December 31,          well-capitalized
                         1996                1995                 institution
                     ------------      -----------------        ----------------
Tier 1 risk-based
    capital ratio       17.31%              17.26%                    6.00%


Total risk-based
   capital ratio        18.57%              18.52%                   10.00%


Tier 1 leverage
  capital ratio          9.95%              10.08%                    5.00%

                               Page 12 of 22 Pages

RESULTS OF OPERATIONS

Net Interest Income

    Taxable-equivalent net interest income for the first quarter of 1996 increased $2.2 million or 6.5% as compared to same period in 1995. The net interest margin decreased to 4.75% in 1996 from 4.99% in 1995. A combination of factors contributed to these changes, the components of which are detailed in Table 1.

    First quarter taxable-equivalent loan interest income increased $8.1 million or 29.8% in 1996 from the first quarter in 1995. This increase was driven entirely by the $405 million growth in average loans outstanding between these periods. The increase in interest income from loan growth was partially offset by a decrease in the quarterly effective loan portfolio yield of 39 basis points, to 8.82% in 1996 from 9.21% in 1995. Market interest rates trended lower throughout 1995 and early 1996, and bank prime rates decreased 75 basis points from the first quarter of 1995 to the first quarter of 1996. Approximately 40% of the Company's loan portfolio reprices with changes in prime.

    Taxable-equivalent interest income on investments securities in the first quarter of 1996 decreased $0.8 million or 3.5% compared to the first quarter of 1995, a decrease which is consistent with the $105 million reduction in the average investment in securities between these periods. Because of its maturity structure the effective yield on the Company's investment securities portfolio is not as immediately responsive to rising or falling market rates as are its loan yields. The effective portfolio yield was 6.06% for the first quarter of 1996 and 5.93% for the comparable period of 1995, an increase of 13 basis points.

    The net increase in quarterly taxable-equivalent interest income between 1995 was $7.2 million or 14.2%. The overall effective earning-asset yield in the first quarter of 1996 was 7.47%, an increase of 15 basis points from 7.32% in 1995's first quarter.

    Interest expense increased approximately $5.0 million or 31.0% in 1996's first quarter as compared to the same period in 1995. This increase reflects in part the impact of the $236 million increase in average total interest-bearing liabilities outstanding between these periods. The increase also reflects the rate structures of the markets in which the Company has made acquisition since the beginning of 1995 and a shift in the deposit mix toward time deposits, a shift which is also partly attributable to recent acquisitions. The overall cost of funds rate on interest-bearing liabilities was 3.82% for the first quarter of 1996 and 3.30% in 1995's first quarter, an increase of 52 basis points.

Other Income and Expense

    Non-interest income, adjusted to exclude net gains from sales of foreclosed real estate, increased $213 thousand or 2.6% to $8.5 million in the first quarter of 1996 from $8.3 million in the same period of 1995. Income from service charges on deposit accounts, which accounted for approximately half of non-interest income in each of these quarters, decreased $188 thousand or 4.5% from 1995 to 1996, primarily because of a decrease in fees charged to business related accounts. The reduction in the Company's FDIC deposit insurance premiums, as discussed below, led to a corresponding reduction in the deposit insurance assessment on business accounts and was partly responsible for the decrease in business account service fee income.

    The Company continued to expand its automated teller facilities during 1995 and the first quarter of 1996. Fees generated from ATM operations increased $151 thousand or 55% in the first quarter of 1996 over the same period in 1995. Fee income from credit card related operations and from services which

                               Page 13 of 22 Pages
support the international activities of the Company's customers increased between these periods, reflecting both economic conditions as well as enhanced products and successful marketing efforts. Income from the Company's secondary mortgage loan operations also was higher in the first quarter of 1996 reflecting in part a more favorable interest rate environment than during the first quarter of 1995.

    Non-interest operating expenses were $32.9 million in the first quarter of 1996, including $2.8 million in expenses related to a completed merger. This represents an increase of $3.7 million or 12.8% over 1995's first quarter total of $29.1 million.

    Salaries and employee benefits expense totalled $16.8 million for the first quarter of 1996 compared to $15.0 million for the first quarter of 1995, an increase of $1.8 million or 11.8%. Approximately $0.8 million of this increase relates to nonrecurring personnel costs incurred in connection with the merger completed in March 1996. An additional $0.4 million of this comparative increase was related to the new banking operations opened in Alabama in mid-February of 1995. The remaining increase in 1996 of $0.7 million or 4.7% is attributable to regular merit increases, staff additions and various employee and management benefits and incentives.

    Non-interest expenses other than personnel-related expenses increased $1.9 million or 13.9% between the first quarter of 1995 and the first quarter of 1996. Excluding approximately $2.0 million in expenses related to the completed merger in 1996, there was a small net decrease in these non-interest expenses between the quarterly periods.

    In 1996 as compared to 1995, the dramatic reduction in the premium charged for FDIC deposit insurance during the second half of 1995 was responsible for a $1.4 million reduction in the Company's quarterly deposit insurance expense. Occupancy expense increased $225 thousand or 11.9% in the first quarter of 1996 reflecting both the expansion of the Company's branch network, primarily in the south Alabama market, and the ongoing program to upgrade the appearance and functionality of its administrative offices and a significant number of the Company's existing branches. Enhancements to the Company's data processing systems and automation capabilities during 1995 as well as the continuing expansion of its ATM network contributed to an increase of approximately $300 thousand or 13.0% for 1996 in the quarterly expense for furnishings and equipment. Various other expense categories increased a total of approximately $800 thousand in 1996, including a $200 thousand increase related to certain legal settlements.

Income Taxes

    The Company provided for income taxes at an overall effective rate of 30.8% for the first quarter of 1996 and a 31.4% rate for the comparable period of 1995. The effective rates in each period differ from the statutory rates of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.

LIQUIDITY AND OTHER MATTERS

Liquidity

    The Company and the Banks manage liquidity to ensure their ability to satisfy customer demand for credit, to fund deposit withdrawals, to meet operating and other corporate obligations, and to take advantage of investment opportunities, all in a timely and cost-effective manner. Traditionally, these liquidity needs have been met by maintaining a strong base of core deposits and by carefully managing

                               Page 14 of 22Pages
the maturity structure of the investment portfolios. The funds provided by current operations and forecasts of loan repayments are also considered in the liquidity management process.

    The Banks enter into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, both as a source of funding for certain short-term lending facilities and as part of its services to correspondent banks and certain other customers. Neither the Company nor the Banks have accessed long-term debt markets as part of liquidity management.

    Average core deposits, defined as all deposits other than time deposits of $100,000 or more, were virtually unchanged in the first quarter of 1996 compared to the same period in 1995. Core deposits comprised approximately 85% and 90%, respectively, of total average deposits for both of these periods.

    As of March 31, 1996, approximately $342 million or 26% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $183 million of investment securities was classified as available for sale at the end of 1996's first quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

    The Banks had $946 million in unfunded loan commitments outstanding at March 31, 1996, a small decrease of $2 million from the level at December 31, 1995. Contingent obligations under letters of credit and financial guarantees increased $8 million between these dates to a total of $89 million at March 31, 1996. Available credit card lines were $35 million at March 31, 1996, virtually unchanged from year end 1995. Draws under these financial commitments should not place any unusual strain on the Company's liquidity position.

                               Page 15 of 22Pages

TABLE 1.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)
                                                                   FIRST QUARTER ENDED MARCH 31,
                                                          1996                               1995
                                                Average     Income/   Yield/       Average     Income/   Yield/
                                                Balance     Expense     Rate       Balance     Expense     Rate
                                              -------------------------------------------------------------------
ASSETS
Loans (tax equivalent) u(1),(2)..............  $1,596,782   $35,120     8.82 %    $1,191,481   $27,052     9.21 %
                                              -------------------------------------------------------------------

U. S. Treasury securities....................    $777,056   $10,800     5.57 %    $1,002,194   $13,478     5.45 %
U.S. government agency securities............     327,828     4,889     5.98         266,986     3,892     5.83
Mortgage-backed securities ..................     244,152     3,927     6.48         163,679     2,792     6.55
State and municipal securities
     (tax equivalent) u(1)...................     134,156     2,805     8.39         131,055     2,693     8.22
Corporate bonds and other securities.........       4,602        62     5.40          29,911       445     6.03
                                              -------------------------------------------------------------------
  Total investment in securities u(3)........  $1,487,794   $22,483     6.06 %    $1,593,825   $23,300     5.93 %
                                              -------------------------------------------------------------------

Federal funds sold...........................      31,910       443     5.57 %        31,519       459     5.91 %
Interest-bearing deposits....................         143         2     5.67             230         3     5.29
                                              -------------------------------------------------------------------
  Total interest-earning assets..............  $3,116,629   $58,048     7.47 %    $2,817,055   $50,814     7.32 %
                                              -------------------------------------------------------------------

Cash and due from financial institutions.....     189,493                            186,932
Bank premises and equipment, net.............      84,670                             71,061
Other real estate owned, net.................       4,769                              7,065
Other assets.................................      77,346                             78,579
Reserve for possible loan losses.............     (40,341)                           (37,498)
                                              ------------                       ------------
  Total assets...............................  $3,432,566                         $3,123,194
                                              ============                       ============

LIABILITIES
Savings deposits.............................    $462,468    $3,087     2.68 %      $497,729    $3,284     2.68 %
NOW and MMDA deposits........................     591,794     2,987     2.02         628,014     3,029     1.96
Time deposits................................     845,120    11,108     5.27         669,855     7,516     4.55
                                              -------------------------------------------------------------------
  Total interest-bearing deposits............  $1,899,382   $17,182     3.63 %    $1,795,598   $13,829     3.12 %
                                              -------------------------------------------------------------------

Federal funds purchased and
  repurchase agreements......................     317,996     3,944     4.97 %       185,206     2,304     5.05 %
                                              -------------------------------------------------------------------
  Total interest-bearing liabilities.........  $2,217,378   $21,126     3.82 %    $1,980,804   $16,133     3.30 %
                                              -------------------------------------------------------------------

Demand deposits, non-interest-bearing........     817,919                            787,603
Other liabilities............................      29,245                             28,355
Shareholders' equity.........................     368,024                            326,432
                                              ------------                       ------------
  Total liabilities and shareholders'
   equity....................................  $3,432,566                         $3,123,194
                                              ============                       ============

  Net interest income/margin
   (tax equivalent)u(1)......................               $36,922     4.75 %                 $34,681     4.99 %
                                                           =========   =======                =========   =======


u1 Tax equivalent amounts are calculated using a marginal federal income tax rate of 35%.
u2 Average balance includes nonaccruing loans of $8,677  in 1996 and $14,040 in 1995.
u3 Average balance includes unrealized gain (loss) on securities available for sale of $1,685 in 1996 and ($7,510) in 1995.  These amounts, primarily associated with mortgage-backed securities, are excluded in calculating the yield.



                              Page 16 of 22 Pages

TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions, unaudited)

                                                     1996                 1995
                                                   -------  -------------------------------
                                                      1st      4th     3rd     2nd     1st
                                                   -------  -------------------------------
   Reserve balance, beginning of quarter.........   $39.3    $36.1   $41.3   $39.4   $36.3
    Reserves provided through acquisition.........      -        -       -       -     1.8
    Provision for possible loan losses:
        Expense of providing loss reserves........      -      0.3       -     0.1     0.1
        Reduction of loss reserves................      -        -    (9.9)      -       -
    Loans charged off.............................   (0.8)    (0.5)   (0.5)   (1.1)   (1.4)
    Recoveries....................................    2.9      3.4     5.2     2.9     2.6
                                                   -------  -------------------------------
    Reserve balance, end of quarter...............  $41.4    $39.3   $36.1   $41.3   $39.4
                                                   =======  ===============================


TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions, unaudited)

                                                     1996                 1995
                                                   -------  -------------------------------
                                                      1st      4th     3rd     2nd     1st
                                                   -------  -------------------------------
Loans accounted for on a nonaccrual basis.........  $10.2     $8.1    $9.3   $13.9   $14.5

Restructured loans................................    1.6      1.6       -       -       -

                                                   -------  -------------------------------
Total non-performing loans........................  $11.8     $9.7    $9.3   $13.9   $14.5
                                                   -------  -------------------------------

Other real estate owned, net......................    4.7      4.8     5.4     6.2     7.2

Other foreclosed assets...........................      -        -       -       -       -
                                                   -------  -------------------------------
Total non-performing assets.......................  $16.5    $14.5   $14.7   $20.1   $21.7
                                                   =======  ===============================

Net gain on sales of OREO.........................   $0.2     $0.1       -    $0.5    $0.3
                                                   =======  ===============================

Reserve for possible
   loan losses as a percent of:
   Total non-performing loans.....................    351%     405%    388%    297%    272%
   Total loans....................................    2.6%     2.5%    2.6%    3.1%    3.2%

Non-performing loans as a percent of
   total loans....................................   0.74%    0.61%   0.67%   1.04%   1.16%

Non-performing assets as a percent of
   total assets...................................   0.47%    0.43%   0.46%   0.63%   0.69%




                              Page 17 of 22 Pages

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


                               Page 18 of 22 Pages

    Exhibit 10.13 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers, incorporated by reference to the Company's June 30, 1992 Form 10-Q

    Exhibit 10.14 - Directors' Compensation Plan, incorporated by reference to the Company's Proxy Statement dated March 24, 1994

    Exhibit 10.14a -  Amendment   No. 1  to  the   Whitney  Holding  Corporation
    Directors' Compensation Plan

    Exhibit 10.15 - Agreement and Plan of Merger between Whitney Holding Corporation and First Citizens BancStock, Inc., effective September 28, 1995, incorporated by reference to the Company's 1995 Form 10-K

    Exhibit 10.16 - Retirement Restoration Plan effective January 1, 1995, incorporate by reference to the Company's 1995 Form 10-K

    Exhibit 21 - Subsidiaries

    Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank and Whitney Bank of Alabama. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

The Registrant filed the following current reports on Form 8-K during the quarter for which this report is filed:

    Current report on Form 8-K dated January 19, 1996, filed on January 19, 1996 (Item 5 - Other Events), the Registrant's decription of its securities registristered under the Securities Exchange Act of 1934, as amended.

    Current report on Form 8-K dated Janyary 24, 1996, filed on January 26, 1996 (Item 5 - Other Events), announcing that the Registrant and The New Iberia Bancorp, Inc. would negotiate a definitive agreement for the aqquisition of The New Iberia Bancorp, Inc. by the Registrant.

    Current report on Form 8-K dated March 8, 1996, filed on March 25, 1996 (Item 2 - Acquisition or Disposition of Assets), announcing the completion of the Registrant's acquisition by merger of First Citizens BancStock, Inc. As permitted by Items 7(a)(4) and 7(b)(2) of Form 8-K, the Registrant omitted from this filing the financial statements of the business acquired and the pro forma financial information required by the form, each of which will be filed by amendment to this current report on Form 8-K.


                              Page 19 of 22 Pages

               Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WHITNEY HOLDING CORPORATION
                                                        (Registrant)



Date:       May 10, 1996                       By:/s/ Edward B. Grimball
     ------------------------                     ---------------------------
                                                   Edward B. Grimball
                                                   Executive Vice President &





                              Page 20 of 22 Pages

                                 AMENDMENT NO. 1

                           WHITNEY HOLDING CORPORATION
                          DIRECTORS' COMPENSATION PLAN


                  WHEREAS, Whitney Holding Corporation, a corporation organized and existing under the laws of the State of Louisiana (the "Corporation") adopted the Whitney Holding Corporation Directors' Compensation Plan (the "Plan"), first effective as of April 27, 1994;

                  WHEREAS,  the  Corporation  now  desires  to  amend  the Plan,
Section 10.3 of the Plan permits such amendment, and on July 26, the Board of Directors of the Corporation approved such amendment, to be effective as of the June 30, 1996 Stock Transfer Date (as defined in the Plan), subject to the approval of the shareholders of the Corporation;

                  NOW, THEREFORE, effective as of June 30, 1996, the Plan shall be amended as follows:

                                       I.

                  Section 4.2 of the Plan shall be restated, in its entirety to read as follows:

                  "The number of shares of Common Stock transferred by the Corporation to each Director for receipt or deferral hereunder as of each Stock Transfer Date shall be 300, which amount shall be subject to adjustment, from time to time, as provided in Paragraph 3.2 hereof."

                                       II.

                  Notwithstanding the foregoing provisions of this Amendment No. 1, the transfer of additional Common Stock hereunder shall be expressly conditioned upon the approval of this amendment by the shareholders of the Corporation.

                  EXECUTED in multiple counterparts, each of which shall be deemed an original, this 28th day of February, 1996.





                               Page 21 of 22 Pages