Form 10-K/A
period 1995-12-31
WHITNEY HOLDING CORP
filed 1996-07-03
CIK 106926

June 25, 1996


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                           In Re: File Number 0-1026

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-K/A for the period ended December 31, 1995.

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


                                   FORM 10-K/A
                               (Amendment No. 1)

[ X ] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995
                                       OR
[   ]  Transition report  pursuant to Section  13 or 15 (d) of  the  Securities
Exchange Act of 1934

For the transition period from                        to
                              -----------------------   ------------------------
Commission file number 0-1026
                           WHITNEY HOLDING CORPORATION
Incorporated in Louisiana                         I.R.S. Employer Identification
                                                                  No. 72-6017893

              228 St. Charles Avenue, New Orleans, Louisiana 70130

Registrant's telephone number, including area code (504) 586-7117

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

RIDER A

     On March 8, 1996, Whitney Holding Corporation (the "Company") acquired First Citizens BancStock, Inc. ("FCB") through a merger that was accounted for as a pooling of interests. Accordingly, the Company's financial statements for the years ended December 31, 1995, 1994, and 1993, and the Company's selected financial data for the five years in the period ended December 31, 1995 have been restated to reflect the combined results of operations of the Company and FCB as if the merger had been in effect for all periods presented.

     The Company is filing this Amendment No. 1 to its Annual Report on form 10-K for the year ended December 31, 1995 (the "10-K") solely for the purpose of including in the 10-K the Company's restated financial information and to make other corresponding changes to reflect the consummation of the merger.

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

         The Company, through its banking subsidiaries, engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the delivery of corporate, pension and personal trust services, investment services and safe deposit rentals. The Louisiana Bank is active as a correspondent for other banks. The Banks render specialized services of different kinds in connection with all of the foregoing, and operate fifty-eight offices in south Louisiana, nine offices in south Alabama, including one production loan office, and a foreign branch on Grand Cayman in the British West Indies.

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

                                         1995                1994
                  1st Quarter       22     -  25 3/4    21 1/2 - 24
                  2nd Quarter       24     -  27 3/8    21 3/4 - 27 1/4
                  3rd Quarter       26 3/4 -  34        25 3/4 - 28 1/2
                  4th Quarter       29 3/4 -  31 1/2    21     - 27

         b) The approximate number of shareholders of record of the Company, as of March 31, 1996, is as follows:
              Title of Class                              Shareholders of Record
       --------------------------                         ----------------------
       Common Stock, no par value                                   3,339

         c) During 1995 and 1994, the Company declared dividends as follows:

                                           1995              1994
                                    -----------      ------------
                  1st Quarter       $      0.18      $       0.14
                  2nd Quarter              0.19              0.14
                  3rd Quarter              0.19              0.15
                  4th Quarter              0.21              0.17

 Item 6: SELECTED FINANCIAL DATA



                                                                          YEAR ENDED DECEMBER 31,
                                                              1995       1994       1993       1992       1991
                                                           --------------------------------------------------------
BALANCE SHEET DATA                                         (dollars in thousands, except per-share data, unaudited)
AT YEAR-END:
     Total assets........................................  $3,394,221 $3,138,408 $3,224,724 $3,188,051 $3,066,231
     Total investment in securities......................   1,440,894  1,615,195  1,720,565  1,571,140  1,204,534
     Total loans.........................................   1,586,861  1,186,840  1,083,606  1,148,967  1,374,348
     Total earning assets................................   3,048,915  2,821,860  2,926,004  2,861,378  2,732,582
     Total deposits......................................   2,775,789  2,613,377  2,704,303  2,752,644  2,628,857
AVERAGE BALANCE:
     Total assets........................................  $3,188,930 $3,182,674 $3,117,512 $3,061,976 $3,031,841
     Total investment in securities......................   1,505,492  1,704,687  1,637,619  1,362,006  1,096,086
     Total loans.........................................   1,321,533  1,096,672  1,056,679  1,225,546  1,450,497
     Total earning assets................................   2,880,631  2,877,898  2,817,526  2,761,104  2,717,010
     Total deposits......................................   2,624,709  2,653,314  2,620,610  2,595,121  2,539,662
INCOME DATA
Net interest income......................................    $141,428   $135,247   $131,424   $122,321   $107,314
Provision for possible loan losses:
   Expense of providing loss reserves....................           -          -          -    ($4,415)  ($46,692)
   Recovery of charged-off loan..........................           -      6,139          -          -          -
   Loss reserve reduction................................       9,400     19,865     59,625          -          -
Gains on sale of securities..............................           -         46          -      5,436     18,447
Non-interest income......................................      33,205     34,129     33,216     29,557     28,341
Non-interest expense.....................................    (119,481)  (112,394)  (108,237)  (120,615)  (112,303)
                                                           --------------------------------------------------------
Income (Loss) before income tax and effect of accounting
   changes...............................................     $64,552    $83,032   $116,028    $32,284    ($4,893)
Income tax expense (benefit).............................      20,203     26,834     37,145      9,869     (1,712)
                                                           --------------------------------------------------------
Income (Loss) before effect of accounting changes........     $44,349    $56,198    $78,883    $22,415    ($3,181)
Cumulative effect of accounting changes, net.............           -          -        345          -          -
                                                           --------------------------------------------------------
Net income (loss)........................................     $44,349    $56,198    $79,228    $22,415    ($3,181)
                                                           ========================================================
COMMON STOCK DATA
Earnings (Loss) per share................................       $2.61      $3.39      $4.81      $1.37     ($0.19)
Dividends per share......................................       $0.77      $0.60      $0.41      $0.09      $0.02
Book value per share, end of period......................      $21.69     $19.29     $17.07     $12.46     $11.17
Weighted average number of shares outstanding............  16,971,801 16,588,783 16,456,782 16,399,827 16,378,846
SELECTED RATIOS
Return on average assets ................................        1.39%      1.77%      2.54%      0.73%     (0.10%)
Return on average shareholders' equity ..................       13.08%     18.85%     33.06%     11.60%     (1.72%)
Net interest margin, taxable-equivalent..................        5.05%      4.85%      4.79%      4.54%      4.06%
Tier 1 risk-based capital ratio..........................       17.26%     20.52%     18.84%     13.51%     10.40%
Total risk-based capital ratio...........................       18.52%     21.79%     20.11%     14.83%     11.74%
Tier 1 leverage capital ratio............................       10.08%      9.87%      8.27%      6.06%      5.33%
Shareholders' equity to total assets.....................       10.75%     10.20%      8.71%      6.41%      5.97%

Note: All share and per-share figures give effect to the three-for-two stock splits effective February 22, 1993 and November 29, 1993.

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation earned $44.3 million in 1995, or $2.61 per share. These results include the effects of a $9.4 million reduction in the level of the reserve for possible loan losses, which contributed $6.1 million or $0.36 per share to earnings on an after-tax basis. For 1994, the Company earned $56.2 million or $3.39 per share, including an after-tax contribution to earnings of $17.0 million or $1.02 per share resulting from a total of $26.0 million in loan loss reserve reductions during that period.

         Net interest income increased $6.2 million or 4.6% between 1994 and 1995 and the taxable-equivalent net interest margin rose to 5.05% in 1995 from 4.85% in 1994. Non-interest income decreased $1.0 million or 2.9% from 1994 to 1995 as a direct result of a $2.4 million decrease in gains recognized on sales of foreclosed real estate collateral. Non-interest expense was $7.1 million or 6.3% higher in 1995 compared to 1994 largely as a result of acquisitions.

         Non-performing assets continued their steady decrease of the past several years in 1995. At December 31, 1995, non-performing assets were $14.7 million, down $7.8 million or 35% from $22.5 million at December 31, 1994. The reserve for possible loan losses was $39.3 million on December 31, 1995, an amount which represented 403% of non-performing loans and 2.5% of total loans. At year end 1994, the reserve coverage was 233% of non-performing loans and 3.1% of total loans on that date.

         For 1995, average earning assets were virtually unchanged from 1994. During 1995, however, the mix of earning assets shifted in favor of loans and away from investments in securities. Average loans outstanding were $1.32 billion in 1995 or 45.9% of total earning assets compared to $1.10 billion or 38.1% of the total in 1994. This loan growth of $225 million or 20.5% is attributable to the Alabama acquisition completed in the first quarter of 1995, to strengthened demand for both commercial and consumer credit in the Company's market areas, and to more aggressive marketing of the Banks' loan products. At December 31, 1995, total loans outstanding were $1.59 billion, an increase of $400 million or 33.7% over the $1.19 billion total at the end of 1994.

         Average total deposits decreased slightly in 1995 to $2.62 billion from $2.65 billion in 1994, despite the impact of the Alabama acquisition in early 1995. The decrease in average deposits reflects the lingering impact of the rise in market interest rates during 1994 which fostered disintermediation of some deposit funds as depositors sought higher yielding alternative investment instruments. With the decline in market rates from the end of 1994 through the end of 1995, total deposits have increased to $2.78 billion at December 31, 1995 compared to $2.61 billion at December 31, 1994.

         The growth in average loans outstanding in 1995 not related to acquisitions and the average net deposit outflows relative to 1994 were funded primarily from maturities of investment securities. The Company's average investment in securities totaled $1.51 billion in 1995, a decrease of $199 million or 11.7% from $1.70 billion in 1994. At year end 1995, the total investment in securities was $1.44 billion, a decrease of $174 million or 10.8% from year end 1994.

         In early March, 1996, the Company completed a merger with First Citizens Bancstock, Inc. ("FCB"), the parent of The First National Bank in St. Mary Parish ("FNB"). FNB, which merged into Whitney National Bank (the "Louisiana Bank"), operated eleven banking offices in south Louisiana with branches in St. Mary, East Baton Rouge and Iberia Parishes and a loan production office in Orleans Parish. The loan production was closed upon consummation of the merger. FNB had total assets of approximately $243 million, $147 million in loans, total deposits of $214 million, and shareholders' equity of $27 million. For all periods, the financial statements presented herein have been restated to reflect the accounting for the FCB acquisition as a pooling of interests. FCB shareholders received approximately 2.03 million shares of Whitney Holding Corporation common stock in connection with this transaction and holders of FCB stock options received options to buy approximately 192,000 shares of the Company's common stock.

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

         In January, 1996 the Company announced negotiations to enter into a definitive merger agreement with The New Iberia Bancorp, parent of The New Iberia Bank which has assets of approximately $260 million and branches in Iberia, Lafayette and Vermilion Parishes in southern Louisiana. Completion of the negotiations and initiation of a plan of merger are still pending.

         The Company declared quarterly dividends in 1995 totalling $0.77 per share compared with $0.60 per share in 1994, an increase of $0.17 per share or 28%.


AVERAGE BALANCE SHEETS
(in thousands)



AVERAGE ASSETS                                                         1995                      1994                      1993
- --------------                                                ----------------------------------------------------------------------
Cash and due from depository institutions                     $     185,201             $     196,006              $    196,945
U.S. Treasury and agency securities                               1,183,541                 1,348,121                 1,261,614
Mortgage-backed securities                                          172,464                   190,543                   236,433
State and municipal securities                                      129,535                   127,643                   103,102
Corporate bonds and other securities                                 19,952                    38,380                    36,470
Federal funds sold                                                   53,491                    74,383                   119,783
Loans, net of reserve for possible loan
 losses of $39,438 in 1995, $45,021 in
 1994 and $74,787 in 1993                                         1,282,095                 1,051,651                   981,892
Bank premises and equipment, net                                     74,317                    68,205                    67,713
All other assets                                                     88,334                    87,742                   113,560
                                                              -------------             -------------              ------------
         Total assets                                         $   3,188,930             $   3,182,674              $  3,117,512
                                                              =============             =============              ============
AVERAGE LIABILITIES
Deposits:
   Non-interest-bearing demand deposits                       $     811,616             $     792,448              $    765,457
   Savings deposits, NOW accounts
      and money market account deposits                           1,084,175                 1,209,196                 1,243,769
   Time deposits                                                    728,918                   651,670                   611,384
                                                              -------------             -------------              ------------
         Total deposits                                       $   2,624,709                 2,653,314                 2,620,610

Federal funds purchased and
 repurchase agreements                                              194,304                   200,063                   226,878
All other liabilities                                                30,772                    31,155                    30,361
                                                              -------------             -------------              ------------
         Total liabilities                                    $   2,849,785             $   2,884,532              $  2,877,849
AVERAGE SHAREHOLDERS' EQUITY
Total capital accounts                                              339,145                   298,142                   239,663
                                                              -------------             -------------              ------------
         Total liabilities and shareholders'
          equity                                              $   3,188,930             $  3,182,674               $  3,117,512
                                                              =============             ============               ============



FINANCIAL CONDITION

Loans

         In 1995, the Company's average loans outstanding increased $225 million or 20.5% as compared to 1994. Average loans outstanding of $1.40 billion in the fourth quarter of 1995 were $306 million or 30.0% above the level in 1994's fourth quarter. The Mobile acquisition in the first quarter of 1995, the improved economic conditions in the Company's market area, which is primarily southern Louisiana, southern Mississippi and southern Alabama, together with a focused effort to market the Banks' retail and commercial loan products, all contributed to the substantial loan growth in 1995.

         All categories of loans experienced solid growth from year end 1994 to year end 1995. Commercial loans, other than those secured by real estate, increased $168 million or 27.2% in 1995, while loans secured by commercial and other non-residential real estate collateral, increased $128 million or 39.1%. Loans to entities involved in manufacturing and wholesaling exhibited the strongest growth, although the overall increase was well distributed over diverse industries. Retail mortgage loans increased $86 million or 66.5%, in large part as a result of the successful promotion of new retail loan products. The $14 million or 13.8% growth in loans to individuals, which include various consumer installment and credit line loan products, was also largely the result of enhanced promotional efforts of new and existing products.


LOAN PORTFOLIO BALANCES AT DECEMBER 31
- -----------------------------------------------------------------------------------------------------------------------
(in thousands)
                                            1995              1994              1993             1992              1991
                                    -----------------------------------------------------------------------------------
Commercial, financial,
 and agricultural loans             $    784,923     $     617,076     $     611,556    $     610,754     $     781,283
Real estate loans -
 commercial and other                    457,410           328,938           284,414          315,681           305,014
Real estate loans - retail
 mortgage                                214,594           128,849            97,244          113,293           142,902
Lease Financing Receivable                13,606             9,729             8,296            7,919             9,799
Loans to individuals                     116,328           102,248            82,096          101,319           135,350
                                    -----------------------------------------------------------------------------------
         Total loans                $  1,586,861     $   1,186,840     $   1,083,606     $  1,148,966     $   1,374,348
                                    ===================================================================================




Deposits and Short-term Borrowings

         The Company's average deposits decreased $29 million or 1.1% to $2.62 billion in 1995 from $2.65 billion in 1994.

         As shown in the table of average balance sheets, non-interest-bearing demand deposits increased $19 million or 2.4% in 1995 as compared to 1994. This table also shows that average time deposits, which includes both core deposits and certificates of deposit of $100,000 and over, increased $77 million or 11.9% between 1994 and 1995. The growth within the time deposit category came both from core deposits of under $100,000 which increased $48 million and from a $33 million increase in certificates of deposit of $100,000 and over. The growth in the non-interest demand and time deposits categories in 1995 exceeded the amount attributable to the Mobile acquisition in each category.

         Average savings, NOW and money market account deposits decreased $125 million or 10.3% between 1994 and 1995. This decrease reflects the continuing impact of the rise in market rates during 1994 which fostered disintermediation of some deposit funds as depositors sought higher yielding alternative investment instruments. With the decline in market rates through the end of 1995, there has been some moderation in the level of the year-to-year decrease in this deposit category.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending facilities and part of the Company's services to correspondent banks and other customers. The Company's average short-term borrowing position, net of federal funds sold, was approximately $140 million in 1995 and $126 million in 1994.


INVESTMENT IN SECURITIES
- --------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Book Value at December 31                            1995                       1994                      1993
                                            ------------------------------------------------------------------
U.S. Treasury securites:
 Held to maturity                           $     803,632              $     998,712             $     934,134
 Available for sale                                 5,031                      7,850                     4,271
Securities of U.S. government agencies:
 Held to maturity                                 250,905                    247,020                   366,938
 Available for sale                                23,208                     24,105                    34,789
Mortgage-backed securities:
 Held to maturity                                  56,707                          -                         -
 Available for sale                               161,853                    174,696                   224,093
Held to maturity
 State and municipal securities                   135,076                    133,015                   117,778
 Corporate bonds                                        -                     25,160                    34,534
 Equity securities                                  4,482                      4,637                     4,028
                                            ------------------------------------------------------------------
         Total                              $   1,440,894                  1,615,195           $     1,720,565
                                            ==================================================================

Distribution of Remaining                               Over One           Over Five
  Maturity and Yield by               One Year           Through            Through               Over
  Range                               and Less         Five Years          Ten Years            Ten Years              Total
                                    --------------------------------------------------------------------------------------------
  at December 31, 1995              Amount  Yield    Amount   Yield      Amount   Yield      Amount   Yield       Amount   Yield
                                    ---------------------------------------------------------------------------------------------
Securities held to maturity:
U.S. Treasury securities            $233,147  5.0%    $570,485  5.7%            -      -            -      -        $803,632   5.5%
Mortgage-backed securities(2)            891  8.1       17,122  6.7        $ 38,694   6.3           -      -          56,707   6.4
Securities of U.S. government
  agencies                            92,052  5.2      158,853  6.6             -      -            -      -         250,905   6.1
State and municipal
  securities(1)                       11,295  7.5       54,360  7.9          58,669   8.4        10,752   8.6        135,076   8.2
Equity securities(3)                     -     -          -      -              -      -          4,482    -           4,482    -
Securities available for sale:(4)
U.S. Treasury securities               4,016  5.3        1,015  5.0             -      -             -     -           5,031   5.2
Securities of U.S. government
  agencies                               986  4.7       22,222  4.9              -     -             -     -          23,208   4.9
Mortgage-backed securities(2)            -     -       119,209  6.5          14,988   6.5        27,656   6.8        161,853   6.6

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


Investment in Securities

         At December 31, 1995, the Company's total investment in securities was $1.44 billion, a decrease of $174 million or 10.8% from the December 31, 1994 total of $1.62 billion.

         The average total investment portfolio outstanding decreased $199 million or 11.7% between 1994 and 1995. Proceeds from maturing investments, particularly U.S. Treasury securities, were used to fund loan growth in 1995. The mix of average investments remained relatively stable, with U.S. Treasury and government agency issues, excluding mortgage-backed issues, representing approximately 79% of the totals for both 1995 and 1994.

         The weighted average maturity of the overall portfolio of securities was 30.1 months at year end 1995 as compared to 27.7 months at year end 1994. The weighted average taxable-equivalent portfolio yield was 5.89% at December 31, 1995, an increase of 13 basis points from 5.76% at December 31, 1994.

         Securities classified as available for sale constituted approximately 13% of the total investment portfolio at year end 1995 and 1994. These securities are reported at their estimated fair values in the consolidated statements of condition. The unrealized gain on available for sale securities of $1.1 million at year end 1995 and the unrealized loss of $6.4 million at 1994's year end were reported, net of tax, as a separate component of shareholders' equity for each period. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. The Company maintains no trading portfolio.

         The Company maintains no investment or participation in financial instruments or agreements whose value is linked to or derived from changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements, and other financial arrangements with similar characteristics,and are commonly referred to as derivatives.

Asset Quality

         Asset quality has exhibited a trend of steady improvement over the past four years. During 1995, the Company continued to be successful in its efforts to reduce all categories of its non-performing assets through the full rehabilitation of nonaccruing loans, the workout of troubled credits, or the sale of repossessed loan collateral. Non-performing assets totalled $14.7 million at December 31, 1995, a decrease of $7.8 million or 35% from $22.5 million at year end 1994.

         In 1995, the Company identified $3.5 million of loans to be charged off as uncollectible against the reserve for possible loan losses, a decrease of 14% from the $4.0 million of charge-offs in 1994. At the same time, the Company was successful in recovering $14.1 million of previously charged-off loans in 1995 compared to $19.9 million in 1994.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. With the significant recoveries in 1995 and 1994 and the improvement in overall asset quality, the Company was able to return $9.4 million of the reserve for possible loan losses to income in 1995 and $26.0 million in 1994. After the reduction in 1995, the reserve for possible loan losses was $39.3 million at December 31, 1995, or a 403% coverage of total non-performing loans and 2.5% of total loans.

         During 1995, the Company disposed of OREO properties with a carrying value at the time of sale totalling approximately $2.5 million. The value of properties acquired in settlement of loans during the year was $1.0 million.


NON-PERFORMING ASSETS AT DECEMBER 31
- ---------------------------------------------------------------------------------------------------------------
(in thousands)                      1995            1994               1993             1992              1991
                              ---------------------------------------------------------------------------------
Loans accounted for on a
 nonaccrual basis             $    8,123    $      15,601     $      33,953     $     71,806     $     105,269
Restructured loans                 1,622              -                 -                 -              3,017
                              ---------------------------------------------------------------------------------
        Total non-performing
          loans               $    9,745    $      15,601     $      33,953     $     71,806     $     108,286
Other real estate
 owned                             4,982            6,933            16,374           40,925            70,384
Other foreclosed
 assets                              -                  3               174              420               364
                              ---------------------------------------------------------------------------------
         Total non-performing
          assets              $   14,727    $      22,537     $      50,501     $    113,151     $     179,034
                              =================================================================================
Loans 90 days past due still
 accruing                     $      504    $         250     $       1,659     $      1,926     $       1,677
                              =================================================================================

Non-performing assets as a
 percentage of:
Total assets                         0.4%             0.7%              1.6%             3.5%              5.8%
Total loans and foreclosed
 assets                              0.9%             1.9%              4.7%             9.8%             13.0%

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



SUMMARY OF LOAN LOSS EXPERIENCE
- --------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                    1995             1994              1993             1992              1991
                                 -----------------------------------------------------------------------------
Reserve for possible loan
   losses at beginning of period $36,344    $      46,463     $     100,570     $    109,334     $      92,409

Reserves provided upon
   acquisitions                    1,772                -                 -                -                 -

Loans charged off during period:
   Commercial, financial, and
    agricultural loans           $ 2,245    $       2,041     $       4,988     $     13,248     $      18,879
   Real estate loans                 108              402               660            4,911             8,951
   Lease Financing                   200              132               301              594               227
   Loans to individuals              913            1,463             1,276            4,038             7,991
                                 -----------------------------------------------------------------------------
      Total                      $ 3,466    $       4,038     $       7,225     $     22,791     $      36,048
                                 -----------------------------------------------------------------------------
Recoveries of loans previously
   charged off:
   Commercial, financial, and
    agricultural loans           $ 4,762    $       4,827     $       7,340     $      4,376     $       2,461
   Real estate loans               6,875           11,947             3,785            2,225             1,076
   Lease Financing                    58               70               144               86                 9
   Loans to individuals            2,360            3,079             1,474            2,925             2,735
                                 -----------------------------------------------------------------------------
      Total                      $14,055    $      19,923     $      12,743     $      9,612     $       6,281
                                 -----------------------------------------------------------------------------
Net loans recovered (charged off)
 during period                   $10,589    $      15,885     $       5,518     $    (13,179)    $     (29,767)

Addition to (reduction of)
 reserve for possible loan
 losses charged (credited)
 to operations                   (9,400)          (26,004)          (59,625)           4,415            46,692
                                 -----------------------------------------------------------------------------
Reserve for possible loan
 losses at end of period         $39,305    $      36,344     $      46,463     $    100,570     $     109,334
                                 =============================================================================
Reserve as a percentage of:
  Total non-performing loans        403%             233%              137%            140%              101%

  Total loans                       2.5%             3.1%              4.3%            8.8%              8.0%

Ratio of net charge-offs (recoveries)
   to average loans outstanding   (0.8%)           (1.4%)            (0.5)%            1.1%              2.1%


ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES
- -------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                DECEMBER 31, 1995              DECEMBER 31, 1994
                                              ---------------------          ---------------------
Balance at year end applicable to -           AMOUNT     PERCENTAGE          AMOUNT     PERCENTAGE
                                              ---------------------          ---------------------
 Commercial, financial and agricultural loans $16,591       42.2%            $ 16,701       46.0%
 Real estate loans - commercial and other       9,026       23.0                9,946       27.4
 Real estate loans - retail mortgage            4,306       11.0                3,555        9.8
 Loans to individuals                           2,946        7.5                3,179        8.8
 Lease financing                                  786        2.0                  203        0.6
 Unallocated                                    5,650       14.3                2,760        7.4
                                             ----------------------           --------------------
                                              $39,305      100.0%            $ 36,344      100.0%
                                             ======================          =====================

CAPITAL ADEQUACY

         The Company's risk-based regulatory capital ratios declined moderately between December 31, 1994 and December 31, 1995. This decline is attributable mainly to the acquisition of intangible assets as part of the purchase of the Mobile, Alabama banking operations in February, 1995. Intangible assets generally must be deducted from both regulatory capital and risk-weighted assets before calculating regulatory capital ratios. Also contributing to this decrease was the shift in the asset mix from investments to loans, because loans are generally assigned a risk-weighting higher than investment securities in the capital ratio calculations.

         The Company's regulatory capital ratios are shown below compared to the minimums that are currently required to be eligible for regulatory classification as a "well-capitalized" institution. The regulatory capital ratios for the Banks were also in excess of minimum requirements at December 31, 1995.

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

REGULATORY CAPITAL RATIOS
- --------------------------------------------------------------------------
                                                          Required for
                                  December 31,          well-capitalized
                              1995           1994         institution
                            ----------------------------------------------
Tier 1 risk-based
         capital ratio       17.26%         20.52%                 6.00%

Total risk-based
         capital ratio       18.52%         21.79%                10.00%

Tier 1 leverage
         capital ratio       10.08%          9.87%                 5.00%

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Taxable-equivalent net interest income increased $6.3 million or 4.5% in 1995 as compared to 1994, as the net interest margin rose to 5.05% from 4.85%. A combination of factors contributed to these increase, the components of which are detailed in the following tables analyzing changes in interest income and expense.

         Taxable-equivalent loan interest income increased $29.8 million or 31.2% in 1995 as compared to 1994. Approximately 72% of this increase was driven by the growth in average loans outstanding during 1995, with the remaining portion driven by the rise in the effective yield of the Company's loan portfolio. Market interest rates generally rose throughout 1994 and then moderated during 1995, and weighted-average bank prime rates were approximately
1.5 percentage points higher in 1995 compared to 1994. The effective yield on the Company's loan portfolio, approximately 40% of which reprices with changes in prime, increased 0.78 of a percentage point over this same period.

         In 1995, taxable-equivalent interest income on investment securities decreased $9.3 million or 9.5% from the previous year. This decrease is consistent with the reduction in the average investment in securities outstanding between 1994 and 1995 of $200 million. Because of its maturity structure, the effective yield on the Company's investment securities portfolio is not as immediately responsive to rising or falling market rates as are its loan yields. The effective portfolio yield was 5.89% in 1995 or an increase of 13 basis points over the effective yield of 5.76% in 1994.

         The net increase in total taxable-equivalent interest income between 1994 and 1995 was $20.6 million or 10.5%. The overall effective earning-asset yield in 1995 was 7.54%, an increase of 71 basis points from 6.83% in 1994.

         Interest expense increased approximately $14.4 million or 25.0% in 1995 as compared to 1994. The increase in interest expense came despite a $53.5 million decrease in average interest-bearing liabilities outstanding between these periods. The increase reflects the impact of rising rates during 1994, the rate structures of the markets in which the Company has made recent acquisitions, and a shift in the deposit mix toward time deposits, a shift which is also partly attributable to recent acquisitions. The overall cost of funds rate on interest-bearing liabilities was 3.58% in 1995 as compared to 2.79% in 1994, an increase of 79 basis points.

OTHER INCOME AND EXPENSE

         Non-interest income, adjusted to exclude securities gains and net gains from OREO sales, increased $1.5 million or 4.8% to $32.2 million in 1995 from $30.7 million in 1994. This followed an increase of $1.6 million or 5.5% from 1993 to 1994.

         Income from service charges on deposits accounts, which accounted for more than half of adjusted non-interest income in both 1995 and 1994, decreased slightly, largely as a result of increases in the earnings credit rate applied to business account balances that accompanied the generally higher average interest rates experienced in 1995. The decrease in business account charges was partly offset by an increase in personal account service charge income which was largely attributable to the addition of the Alabama operations in 1995.

         Fee income from credit card related operations increased 10.5% in 1995 compared to 1994, while income from services which support the international activities of the Company's customers increased 8.9%. These increases reflect both economic conditions as well as the successful marketing of existing and new banking products and services. Increased fees from trust investment management services, reflecting in part the strong performance of the financial markets in 1995, supported an overall increase of 22.3% in trust services income over 1994. The loss of several correspondent bank relationships to industry consolidation and the moderation of market interest rates in 1995 both led to a lessened demand for the services of the Company's investment department and income from these services decreased 16.9% from 1994's level.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
YIELDS  ON  AVERAGE   EARNING  ASSETS  AND  RATES  ON  AVERAGE  INTEREST-BEARING LIABILITIES
- -----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, unaudited)
                                                        1995                           1994                           1993
                                        -------------------------------------------------------------------------------------------
                                          Average     Income/   Yield/   Average     Income/   Yield/   Average     Income/   Yield
                                          Balance     Expense   Rate     Balance     Expense   Rate     Balance     Expense   Rate
                                        -------------------------------------------------------------------------------------------

ASSETS
Loans (tax equivalent)(1)(2)..........  $1,321,533   $125,395   9.49%  $1,096,672   $ 95,574   8.71%  $1,056,679   $ 85,684   8.11%
                                        -------------------------------------------------------------------------------------------
U. S. Treasury securities.............  $  934,153   $ 50,950   5.45%  $1,014,552   $ 54,676   5.39%  $  887,669   $ 51,661   5.82%
U.S. government agency securities.....     249,388     14,671   5.88%     333,569     18,184   5.45%     373,945     21,012   5.62%
Mortgage-backed securities ...........     172,464     11,402   6.54%     190,543     12,373   6.47%     236,433     15,824   6.69%
State and municipal securities
     (tax equivalent) (1).............     129,535     10,684   8.25%     127,643     10,567   8.28%     103,102      9,131   8.86%
Corporate bonds and other securities..      19,952      1,091   5.47%      38,380      2,342   6.10%      36,470      2,507   6.87%
                                        -------------------------------------------------------------------------------------------
     Total investment in securities(3)  $1,505,492   $ 88,798   5.89%  $1,704,687   $ 98,142   5.76%  $1,637,619   $100,135   6.11%
                                        -------------------------------------------------------------------------------------------
Federal funds sold....................      53,491      3,140   5.87%      74,383      2,915   3.92%     119,783      3,570   2.98%
Interest-bearing deposits.............         115         11   9.57%       2,156         86   3.99%       3,445        160   4.64%
                                        -------------------------------------------------------------------------------------------
     Total interest-earning assets....  $2,880,631   $217,344   7.54%  $2,877,898   $196,717   6.83%  $2,817,526   $189,549   6.73%
                                        -------------------------------------------------------------------------------------------
Cash and due from financial
     institutions.....................     185,086                        193,850                        193,500
Bank premises and equipment, net......      74,317                         68,205                         67,713
Other real estate owned, net..........       6,296                         10,898                         28,226
Other assets..........................      82,038                         76,844                         85,334
Reserve for possible loan losses......     (39,438)                       (45,021)                       (74,787)
                                       ------------                    -----------                    -----------
     Total assets.....................  $3,188,930                     $3,182,674                     $3,117,512
                                       ============                    ===========                    ===========

LIABILITIES
Savings deposits......................  $  485,138   $ 13,086   2.70%  $  560,798   $ 15,150   2.70%  $  566,961   $ 15,605   2.75%
NOW and MMDA deposits.................     599,037     12,045   2.01%     648,398     12,352   1.91%     676,808     14,022   2.07%
Time deposits.........................     728,918     36,702   5.04%     651,670     23,169   3.56%     611,384     18,794   3.07%
                                       --------------------------------------------------------------------------------------------
     Total interest-bearing deposits..  $1,813,093   $ 61,833   3.41%  $1,860,866   $ 50,671   2.72%  $1,855,153   $ 48,421   2.61%
                                       --------------------------------------------------------------------------------------------
Federal funds purchased and
     repurchase agreements............     194,304     10,034   5.16%     200,063      6,832   3.41%     226,878      6,260   2.76%
                                       --------------------------------------------------------------------------------------------
     Total interest-bearing
     liabilities......................  $2,007,397   $ 71,867   3.58%  $2,060,929   $ 57,503   2.79%  $2,082,031   $ 54,681   2.63%
                                       --------------------------------------------------------------------------------------------
Demand deposits, non-interest-bearing.     811,616                        792,448                        765,457
Other liabilities.....................      30,772                         31,155                         30,361
Shareholders' equity..................     339,145                        298,142                        239,663
                                       -----------                     ----------                     ----------
     Total liabilities and
     shareholders' equity              $ 3,188,930                     $3,182,674                     $3,117,512
                                       ===========                     ==========                     ==========
    Net interest income/margin
      (tax equivalent)(1).............              $145,477   5.05%               $139,214   4.85%               $134,868   4.79%
                                                    ========   =====               ========   =====               ========   =====



(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for 1995 and 1994 and 1993.
(2)  Average balance includes nonaccruing loans of $12,476, $23,619, and $49,318, respectively, in 1995, 1994 and 1993.
(3)  Average balance includes unrealized loss on securities available for sale of $1,753 and $816, respectively, in 1995 and 1994, which is excluded in calculating the yield.


ANALYSIS OFCHANGES IN INTEREST INCOME AND INTEREST EXPENSE
VOLUME AND YIELD/RATE VARIANCE
- ----------------------------------------------------------------------------------------------------------------
(dollars in thousands)

                                                 1995 Compared to 1994               1994 Compared to 1993
                                              ------------------------------------------------------------------
                                               Increase (Decrease) Due to          Increase (Decrease) Due to
                                                           Yield/                              Yield/
                                                Volume      Rate      Total         Volume      Rate      Total
                                              ------------------------------------------------------------------
INTEREST EARNED ON
Loans (tax equivalent)(1)(2)................. $ 21,406   $  8,415   $ 29,821      $  5,765   $  4,125   $  9,890
                                              ------------------------------------------------------------------
U.S. Treasury securities..................... $ (4,301)  $    575   $ (3,726)     $  7,177   $ (4,162)  $  3,015
U.S. government agency securities............   (4,684)     1,171     (3,513)       (2,320)      (508)    (2,828)
Mortgage-backed securities
  (available for sale).......................   (1,125)       154       (971)       (3,086)      (365)    (3,451)
State and municipal securities
  (tax equivalent)(1)........................      165        (48)       117         2,150       (714)     1,436
Corporate bonds and other securities.........   (1,121)      (130)    (1,251)          102       (267)      (165)
                                              ------------------------------------------------------------------
  Total investment securities................ $(11,066)  $  1,722   $ (9,344)     $  4,023   $ (6,016)  $ (1,993)
                                              ------------------------------------------------------------------
Federal funds sold...........................   (1,006)     1,231        225        (1,470)       815       (655)
Interest-bearing deposits....................      (75)         -        (75)          (46)       (28)       (74)
                                              ------------------------------------------------------------------
  Total interest-earning assets.............. $  9,259   $ 11,368   $ 20,627      $  8,272   $ (1,104)  $  7,168
                                              ------------------------------------------------------------------

INTEREST ACCRUED ON
Savings account deposits..................... $ (2,009)  $    (55)  $ (2,064)     $   (172)  $   (283)  $   (455)
NOW account and MMDA deposits................   (1,020)       713       (307)         (566)    (1,104)    (1,670)
Time deposits................................    3,584      9,949     13,533         1,313      3,062      4,375
                                              ------------------------------------------------------------------
  Total interest-bearing deposits............ $    555   $ 10,607   $ 11,162      $    575   $  1,675   $  2,250
                                              ------------------------------------------------------------------
Federal funds purchased and
  repurchase agreements......................     (294)     3,496      3,202          (837)     1,409        572
                                              ------------------------------------------------------------------
  Total interest-bearing liabilities......... $    261   $ 14,103   $ 14,364      $   (262)  $  3,084   $  2,822
                                              ------------------------------------------------------------------

  Net interest income
    (tax equivalent)(1)...................... $  8,998   $ (2,735)  $  6,263      $  8,534   $ (4,188)  $  4,346
                                              ==================================================================

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

         Non-interest operating expenses, adjusted to exclude provisions for or recoveries of losses on OREO and other problem assets, were $119 million in 1995, an increase of $5.9 million or 5.2% over 1994's total of $113 million. Between 1993 and 1994, the increase in adjusted non-interest operating expenses was $7.1 million or 6.7%.

         As is shown in the table of non-interest expense, salaries and employee benefits expense increased $4.1 million or 7.1% in 1995 as compared to 1994. Approximately $2.1 million of this increase was related to the new banking operations in Alabama. The remaining increase of $2.0 million is attributable to regular merit increases and key staff additions.

         Excluding personnel-related expenses, the Alabama Bank acquisition in 1995 added approximately $3.0 million to non-interest operating expenses, with the largest impact on the amortization of intangible assets, marketing expense, and the expense of bank premises and furnishings and equipment. Continued enhancements to the Company's data processing systems and automation capabilities in 1995 as well as further expansion of its ATM network also contributed to the 27.1% increase over 1994 in the expense for furnishings and equipment.

         Credit card operating expenses for 1995 grew at a rate consistent with the growth in income from these operations as discussed above. Taxes and insurance expense increased 28.6% in 1995 almost entirely as a consequence of the addition of the Company's earnings and increased equity to the assessment base used to compute certain state ad valorem taxes. The 17.5% increase in legal and other professional services for 1995 relates mainly to data processing consulting services on important system upgrades.

         A significant decrease in the premium rate schedule for FDIC deposit insurance, which was effective for the third quarter of 1995, is directly responsible for the $2.7 million or 42.5% reduction in the Company's annual deposit insurance expense as compared to 1994. The added expense from amortizing intangible assets acquired in 1995 and 1994 was more than offset in 1995 by a $2.4 million decrease in the amortization of intangibles from earlier acquisitions resulting in a net decrease of $1.3 million in this expense category. The expense of maintaining and operating OREO declined in 1995 with the continued improvement in asset quality.

NON-INTEREST INCOME
- ------------------------------------------------------------------------------------------------------------

                                                   1995   % Change           1994    % Change          1993
                                             ---------------------------------------------------------------
Service charges on deposits                  $   17,116       (2.1)%       $ 17,478      3.8%      $  16,837
Credit card income                                5,107       10.5          4,622       14.5           4,035
Trust service fees                                3,394       22.3          2,775        1.3           2,740
International services income                     1,941        8.9          1,783       23.6           1,443
Investment services income                          927      (16.9)         1,115       27.3             876
Other fees and charges                            2,955       23.1          2,401       11.5           2,154
Net gains on sales of OREO                        1,055      (69.5)         3,455      (16.5)          4,137
Other operating income                              710       42.0            500      (49.7)            994
                                             ---------------------------------------------------------------
Total other non-interest income              $   33,205       (2.7)      $ 34,129        2.7       $  33,216
Gain on sale of securities                            -          -             46         -               -
                                             ---------------------------------------------------------------

Total non-interest income                    $   33,205       (2.8)%     $ 34,175        2.9%      $  33,216
                                             ===============================================================

NON-INTEREST EXPENSE
- -------------------------------------------------------------------------------------------------------------------

                                                           1995    % Change          1994    % Change           1993
                                                     ---------------------------------------------------------------
Salaries and benefits                                $   61,917        7.1%      $ 57,824       10.8%      $  52,187
Occupancy of bank premises, net                           8,076       10.6          7,301        5.3           6,933
Furnishings and equipment,including data processing       9,813       27.1          7,721       16.8           6,613
Security and other outside services                       3,977        9.8          3,623       20.6           3,005
Taxes and insurance, other than real estate               4,514       28.6          3,510       46.3           2,400
Credit card processing services                           3,796       11.7          3,399        9.3           3,111
Deposit insurance and regulatory fees                     3,684      (42.6)         6,414      (11.8)          7,276
Postage and communications                                3,423       18.2          2,896        3.0           2,811
Legal and other professional services                     3,336       17.5          2,838      (20.0)          3,546
Stationery and supplies                                   2,681        9.7          2,443        6.6           2,292
Advertising                                               2,191       30.1          1,684       18.8           1,418
Amortization of intangible assets                         2,888      (30.6)         4,161       13.6           3,664
OREO maintenance and operations, net                        380      (61.7)           992      (15.1)          1,169
Provision for (recovery of) losses on OREO and
 other problem assets, net                                   87      108.2         (1,056)    (155.6)          1,900
Other operating expense                                   8,718        0.9          8,644      (12.8)          9,912
                                                     ---------------------------------------------------------------

Total non-interest
    expense                                          $  119,481        6.3%      $112,394        3.8%      $ 108,237
                                                     ===============================================================


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


INTEREST RATE SENSITIVITY
- -----------------------------------------------------------------------------------------------------------------
December 31, 1995
(dollars in millions)

                                            TIME TO MATURITY OR NEXT REPRICING

                        -----------------------------------------------------------------------------------------
                           0-30         31-90         91-180       181-365    1 THROUGH       OVER 5
                           DAYS          DAYS           DAYS          DAYS      5 YEARS        YEARS        TOTAL
                        -----------------------------------------------------------------------------------------
ASSETS
   Securities held
      to maturity       $    30       $    62       $     86       $   166      $   796       $   111      $ 1,251
   Securities
      available
      for sale               32             5             17            22          104            10          190
   Loans                    744            56             51            70          493           172        1,586
   Federal funds
      sold                   22             -              -             -            -             -           22
                        ------------------------------------------------------------------------------------------
  Total earning
      assets            $   828       $   123       $    154       $   258      $ 1,393       $   293      $ 3,049

SOURCES OF FUNDS
   Demand deposits      $     -       $     -       $      -       $     -      $     -       $   889      $   889
   Savings deposits           -             -              -             -          468             -          468
   Money market
     account deposits         -             -            220             -            -             -          220
   NOW account deposits       -             -              -           368            -             -          368
   Eurodollar deposits       17             -              -             -            -             -           17
   Certificates of
     deposit                129           177            167           203          138             -          814
   Funds purchased
     and repurchase
    agreements              227             -              -             -            -             -          227
                        ------------------------------------------------------------------------------------------
     Total funding
    liabilities         $   373       $   177       $    387      $    571      $   606       $   889      $ 3,003

INTEREST RATE
   SENSITIVITY
   GAP                  $   455       $   (54)      $   (233)     $   (313)     $   787       $  (596)     $    46

CUMULATIVE INTEREST
   RATE SENSITIVITY
   GAP                  $   455       $   401       $    168      $   (145)     $   642       $    46

CUMULATIVE INTEREST RATE
   SENSITIVITY GAP AS A
   PERCENT OF TOTAL EARNING
   ASSETS                  14.9%         13.2%           5.5%         -4.8%        21.1%          1.5%


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

         The following tables present information concerning deposits and short-term borrowings for the years 1995, 1994 and 1993. Average core deposits, defined as all deposits other than time deposits of $100,000 or more, decreased $60 million or 2.5% to $2.33 billion in 1995 from $2.39 billion in 1994. Core deposits comprised approximately 90% of total average deposits for both of these periods.

         As of December 31, 1995, approximately $337 million or 27% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $190 million of investment securities was classified as available for sale at the end of 1995, although management's determination of this classification does not derive primarily from liquidity considerations.

         The Banks had approximately $942 million in unfunded loan commitments outstanding at December 31, 1995, an increase of $338 million from the level at December 31, 1994. Contingent obligations under letters of credit and financial guarantees increased moderately between these dates to a total of $82 million at December 31, 1995. Available credit card lines were $31 million at December 31, 1995, slightly above the level at year end 1994. Draws under these financial commitments should not place any unusual strain on the Company's liquidity position.

         In 1996, the Company plans to open or begin construction on thirteen additional branch locations throughout the Banks' market areas and to complete the construction of a new operations center for the Louisiana Bank and a main office for the Alabama Bank. Total capital expenditures for these new facilities are estimated at $30 million.



DEPOSITS
- ------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                              1995              1994              1993
                                                                            --------------------------------------------
Average non-interest-bearing demand deposits in domestic bank offices       $811,616          $792,448         $ 765,457
Average NOW account deposits in domestic offices                             389,946           397,634           415,618
Average savings and money market account deposits in domestic bank offices   694,229           811,562           828,151
Average time deposits in domestic bank offices                               721,997           647,570           607,108
Average time deposits in foreign banking offices                               6,921             4,100             4,276

Remaining maturity of time certificates of deposit of $100,000 or more issued by domestic offices as of December 31, 1995:
   3 months or less                                                        $ 180,556
   Over 3 through 6 months                                                    82,672
   Over 6 through 12 months                                                   61,024
   Over 12 months                                                             25,759
                                                                           ---------

     Total certificates of deposit of $100,000 or more                     $ 350,011
                                                                           ---------
Remaining maturity of time certificates of deposit of less than $100,000 issued by domestic offices as of December 31, 1995:
   3 months or less                                                        $ 121,409
   Over 3 through 6 months                                                    95,603
   Over 6 through 12 months                                                  140,549
   Over 12 months                                                            103,303
                                                                           ---------

     Total certificates of deposit of less than $100,000                   $ 460,864
                                                                           ---------

     Total time certificates of deposit                                    $ 810,875
                                                                           =========


FEDERAL FUNDS PURCHASED AND BORROWINGS UNDER REPURCHASE AGREEMENTS
- ---------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                    1995               1994                      1993
                                                   -----------------------------------------------------------
Amount outstanding at year end                    $    227,094           $    179,806            $    215,168
Weighted average interest rate at year end                5.15%                  4.27%                   2.91%

Average amount outstanding during the year        $    194,304           $    200,063            $    226,878
Weighted average interest rate for the year               5.16%                  3.41%                   2.76%

Maximum amount outstanding at any month
   end                                            $    234,558           $    262,970            $    247,055


Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S

                   C O N S O L I D A T E D  B A L A N C E  S H E E T S


 (dollars in thousands)                                                       December 31,
                                                                            1995         1994
                                                                        ------------------------
 ASSETS
 Cash and due from financial institutions.............................. $   226,356  $   204,608
 Investment in securities:
      Securities available for sale....................................     190,092      206,651
      Securities held to maturity (fair value of $1,268,518 in
           1995 and $1,363,454 in 1994)................................   1,250,802    1,408,544
 Federal funds sold....................................................      21,160       19,825
 Loans.................................................................   1,586,861    1,186,840
 Less reserve for possible loan losses.................................      39,305       36,344
                                                                        ------------------------
   Loans, net..........................................................   1,547,556    1,150,496
 Bank premises and equipment, net......................................      81,442       69,289
 Other real estate owned, net..........................................       4,824        6,868
 Accrued income receivable.............................................      29,380       32,560
 Other assets..........................................................      42,609       39,567
                                                                        ------------------------
          TOTAL ASSETS................................................. $ 3,394,221  $ 3,138,408
                                                                        ========================


 LIABILITIES
 Deposits:
      Non-interest-bearing demand deposits............................. $   888,382  $   801,052
      Interest-bearing deposits........................................   1,887,407    1,812,325
                                                                        ------------------------
          Total deposits...............................................   2,775,789    2,613,377
 Federal funds purchased and securities sold under                          227,094      179,806
      repurchase agreements............................................
Dividends payable......................................................       3,273        2,561
 Other liabilities.....................................................      23,193       22,607
                                                                        ------------------------
           TOTAL LIABILITIES........................................... $ 3,029,349  $ 2,818,351
                                                                        ------------------------

 SHAREHOLDERS' EQUITY
 Common stock, no par value: 40,000,000 shares authorized,
    17,474,098 issued and 16,909,794 shares outstanding in
    1995, 17,274,280 shares issued and 16,666,476 shares
    outstanding in 1994, after deduction of treasury stock............. $     2,800  $     2,800
 Capital surplus.......................................................      62,635       56,683
 Retained earnings.....................................................     306,075      274,631
 Net unrealized gain (loss) on securities available for sale,
       net of tax effect of ($605) in 1995 and $3,448 in 1994..........       1,137       (6,405)
                                                                        ------------------------
           Total.......................................................     372,647      327,709

 Treasury stock at cost, 564,304 shares in 1995 and 607,804
      shares in 1994, and unearned restricted stock compensation.......       7,775        7,652
                                                                        ------------------------

           TOTAL SHAREHOLDERS' EQUITY.................................. $   364,872  $   320,057
                                                                        ------------------------
           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY.................................. $ 3,394,221  $ 3,138,408
                                                                        ========================

The accompanying notes are an intergral part of these financial statements



       W H I T N E Y H O L D I N G C O R P O R A T I O N A N D S U B S I D I A R I E S

           C O N S O L I D A T E D  S T A T E M E N T S  O F  O P E R A T I O N S


(in thousands, except per-share amounts)
                                                                         Year Ended December 31,
                                                                       1995        1994        1993
                                                                    ----------------------------------
INTEREST INCOME
Interest and fees on loans......................................... $ 125,083   $  95,299   $  85,436
Interest and dividends on investments-
      U.S. Treasury and agency securities..........................    64,875      72,332      72,456
      Mortgage-backed securities...................................    12,149      12,901      16,042
      Obligations of states and political subdivisions.............     6,946       6,875       5,934
      Federal Reserve and corporate securities.....................     1,091       2,342       2,507
Interest on federal funds sold.....................................     3,140       2,915       3,570
Interest on deposits in other financial institutions...............        11          86         160
                                                                    ----------------------------------
            TOTAL.................................................. $ 213,295   $ 192,750   $ 186,105
                                                                    ----------------------------------

INTEREST EXPENSE
Interest on deposits............................................... $  61,845   $  50,671   $  48,409
Interest on federal funds purchased and securities
      sold under repurchase agreements.............................    10,022       6,832       6,272
                                                                    ----------------------------------
            TOTAL.................................................. $  71,867   $  57,503   $  54,681
                                                                    ----------------------------------
Net interest income................................................ $ 141,428   $ 135,247   $ 131,424
Reduction of reserve for possible loan losses......................     9,400      26,004      59,625
                                                                    ----------------------------------
Net interest income after reduction of reserve for
      possible loan losses......................................... $ 150,828   $ 161,251   $ 191,049
                                                                    ----------------------------------

NON-INTEREST INCOME
Gain on sale of securities......................................... $       -   $      46   $       -
Other non-interest income..........................................    33,205      34,129      33,216
                                                                    ----------------------------------
            TOTAL.................................................. $  33,205   $  34,175   $  33,216
                                                                    ----------------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits..................................... $  61,917   $  57,824   $  52,187
Occupancy of bank premises, net....................................     8,076       7,301       6,933
Other non-interest expenses........................................    49,488      47,269      49,117
                                                                    ----------------------------------
            TOTAL.................................................. $ 119,481   $ 112,394   $ 108,237
                                                                    ----------------------------------
Income before income taxes and effect of accounting changes........ $  64,552   $  83,032   $ 116,028
Income tax expense.................................................    20,203      26,834      37,145
                                                                    ----------------------------------
Income before effect of accounting changes......................... $  44,349   $  56,198   $  78,883
Cumulative effect of accounting changes, net.......................         -           -         345
                                                                    ----------------------------------
Net income......................................................... $  44,349   $  56,198   $  79,228
                                                                    ==================================

EARNINGS PER SHARE:
      Income before cumulative effect of accounting changes........ $    2.61   $    3.39   $    4.79
      Cumulative effect of accounting changes, net.................         -           -        0.02
                                                                    ----------------------------------
     Net income.................................................... $    2.61   $    3.39   $    4.81
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

                       W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S

                              C O N S O L I D A T E D  S T A T E M E N T S  O F  C H A N G E S  I N

                                           S H A R E H O L D E R S '  E Q U I T Y

(in thousands, except share and per-share amounts)
                                                                                        NET
                                                                                 UNREALIZED                UNEARNED
                                                                             GAIN (LOSS) ON           RESTRICTED
                                                                                 SECURITIES                   STOCK
                                              COMMON     CAPITAL    RETAINED      AVAILABLE    TREASURY     COMPEN-
                                               STOCK     SURPLUS    EARNINGS       FOR SALE       STOCK      SATION       TOTAL
                                           -------------------------------------------------------------------------------------

Balance at December 31, 1992............      $2,800     $50,214    $158,353        $     -     ($6,658)      ($442)   $204,267

     Net income for 1993................                              79,228                                             79,228
     Cash dividends declared, $0.41
       per share........................                              (6,827)                                            (6,827)
     Restricted stock grants, 36,000
       shares...........................                     364                                    335        (699)          -
     Common stock issued:
       Employee savings plan, 3,266
         shares.........................                      76                                                             76
       Stock options exercised, 2,302
         shares.........................                       9                                     21                      30
       Reversion of dissenting
         shareholders' rights...........                       6                                                              6
     Amortization of unearned restricted
       stock compensation...............                                                                        168         168
     Change in net unrealized gain
       (loss) on securities available
       for sale.........................                                              4,027                               4,027
                                           -------------------------------------------------------------------------------------
Balance at December 31, 1993............      $2,800     $50,669    $230,754         $4,027     ($6,302)      ($973)   $280,975
                                           -------------------------------------------------------------------------------------

     Net income for 1994................                              56,198                                             56,198
     Cash dividends declared, $0.60 per
       share............................                             (10,019)                                           (10,019)
     Employee restricted stock grants,
       50,100 shares....................                     891                                    466      (1,357)          -
     Director stock grants, 1,200
       shares...........................                      63                                                             63
     Common stock issued:
       Acquisition of Baton Rouge Bank
         and Trust Company, 90,909
         shares.........................                   2,000                                                          2,000
       Employee savings plan, 16,768
         shares.........................                     407                                                            407
       Dividend reinvestment plan,
         10,093 shares..................                     269                                                            269
       Stock options exercised, 18,674
         shares.........................                      82                                    174                     256
       First Citizens, Inc. Stock
         Dividend.......................                   2,302      (2,302)                                                 -
     Amortization of unearned restricted
       stock compensation...............                                                                        340         340
     Change in net unrealized gain
       (loss) on securities available
       for sale.........................                                            (10,432)                            (10,432)
                                           -------------------------------------------------------------------------------------
Balance at December 31, 1994............      $2,800     $56,683    $274,631        ($6,405)    ($5,662)    ($1,990)   $320,057
                                           -------------------------------------------------------------------------------------

     Net income for 1995................                              44,349                                             44,349
     Cash dividends declared, $0.77
       per share........................                             (12,905)                                           (12,905)
     Employee restricted stock grants,
       40,000 shares....................                     783                                    372      (1,155)          -
     Employee stock grants forfeited,
       1,250 shares.....................                     (17)                                   (12)         29           -
     Director stock grants, 1,350 shares                      56                                                             56
     Common stock issued:
       Employee savings plan, 148,177
         shares.........................                   3,764                                                          3,764
       Dividend reinvestment plan,
         50,291 shares..................                   1,325                                                          1,325
       Stock options exercised, 4,750
         shares.........................                      41                                     45                      86
     Amortization of unearned restricted
       stock compensation...............                                                                        598         598
     Change in net unrealized gain
       (loss) on securities available
       for sale.........................                                              7,542                               7,542
                                           -------------------------------------------------------------------------------------
Balance at December 31, 1995............      $2,800     $62,635    $306,075         $1,137     ($5,257)    ($2,518)   $364,872
                                           =====================================================================================

The accompanying notes are an integral part of these financial statements.

          W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S

                 C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W S

(in thousands)                                                                   Year Ended December 31,
                                                                             1995          1994          1993
                                                                        -----------------------------------------
Cash flows from operating activities:
   Net income.........................................................  $     44,349   $    56,198   $    79,228
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Cumulative effects of accounting changes........................             -             -          (345)
      Depreciation....................................................         8,062         6,947         6,526
      (Reduction of) reserves for possible loan losses................        (9,400)      (26,004)      (59,625)
      Provision for (Reduction of) losses on OREO and other problem
        assets........................................................            87        (1,065)        1,980
      Amortization of intangible assets and unearned restricted stock
         compensation.................................................         3,486         4,500         3,833
      Amortization of premiums and discounts on investment
         securities, net..............................................        13,032        14,382        13,394
      (Gains) on sales of OREO and other property.....................          (935)       (3,262)       (3,612)
      (Gains) on sales of securities..................................             -           (46)            -
      Deferred tax expense............................................         1,635         6,281        19,836
      (Increase) Decrease in accrued income receivable and other
         assets.......................................................         4,499        (2,500)         (282)
      Increase (Decrease) in accrued expenses and other liabilities...           753          (303)          938
                                                                        -----------------------------------------
      Net cash provided by operating activities.......................  $     65,568   $    55,128   $    61,871
                                                                        -----------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity.  $    351,787   $   801,820   $ 1,171,763
   Proceeds from maturities of investment securities available for
      sale............................................................        28,101        66,220             -
   Proceeds from sales of investment securities held to maturity......             -        25,066        27,986
   Purchases of investment securities held to maturity................      (193,104)     (781,422)   (1,356,390)
   Purchases of investment securities available for sale..............             -       (25,691)            -
   Net (increase) decrease in loans...................................      (345,375)      (25,123)       69,287
   Net (increase) decrease in federal funds sold......................        23,703        94,700        18,445
   Proceeds from sales of OREO and other property.....................         3,429        12,415        28,143
   Capital expenditures...............................................       (17,407)       (7,232)       (4,220)
   Net cash (paid) received in business acquisition...................        (3,695)       35,659             -
   Other..............................................................        (4,526)       (3,537)       (1,526)
                                                                        -----------------------------------------
   Net cash provided by (used in) investing activities................  $   (157,087)  $   192,875   $   (46,512)
                                                                        -----------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits....  $     73,472   $   (39,606)      (29,514)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit.........................................      (124,253)     (181,105)        3,876
   Net increase (decrease) in certificates of deposit.................       123,684        11,994       (23,959)
   Net increase (decrease) in federal funds purchased and securities
      sold under repurchase agreements................................        47,288       (35,412)        2,080
   Exercise of stock options..........................................            86           256            30
   Sale of common stock under employee savings plan and dividend
      reinvestment plan...............................................         5,090           675            76
   Dividends paid.....................................................       (12,100)       (9,456)       (5,862)
                                                                        -----------------------------------------
   Net cash provided by (used in) financing activities................  $    113,267   $  (252,654)  $   (53,273)
                                                                        -----------------------------------------

Net increase (decrease) in cash and cash equivalents..................  $     21,748   $    (4,651)  $   (37,914)
Cash and cash equivalents at the beginning of the period..............       204,608       209,259       247,173
                                                                        -----------------------------------------
Cash and cash equivalents at the end of the period....................  $    226,356 $     204,608 $     209,259
                                                                        =========================================
Interest income received..............................................  $    210,499 $     183,706 $     176,998
                                                                        =========================================
Interest expense paid.................................................  $     67,597 $      55,004 $      53,957
                                                                        =========================================
Net federal income taxes paid.........................................  $     18,305 $      21,277 $      16,360
                                                                        =========================================

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

         The Company, through its banking subsidiaries, engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the delivery of corporate, pension and personal trust services, investment services and safe deposit rentals. The Louisiana Bank is active as a correspondent for other banks. The Banks render specialized services of different kinds in connection with all of the foregoing, and operate fifty-six offices in south Louisiana, seven offices in south Alabama, and a foreign branch on Grand Cayman in the British West Indies.

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

         For all periods, the financial statements presented herein have been restated to reflect the accounting for the FCB acquisition (see Note 16) as a pooling of interests.

         The following is a reconciliation of amounts previously reported for interest income and net income, respectively, to that which is reflected in the accompanying restated consolidated statements of operations for the three years in the period ended December 31, 1995 (in thousands):

                          As Previously        Impact of             As
                            Reported          FCB Merger          Restated
                          -------------      ------------       ------------
1995 Interest Income      $   194,152        $   19,143         $  213,295
1995 Net Income                40,937             3,412             44,349

1994 Interest Income          175,761            16,989            192,750
1994 Net Income                52,838             3,360             56,198

1993 Interest Income          169,530            16,575            186,105
1993 Net Income                76,401             2,827             79,228


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

         In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121 which prescribes the accounting for impairment of long-lived assets used in operations, such as bank premises and equipment, certain identifiable intangibles, and any goodwill related to these assets. In general, the statement requires recognition of an impairment loss when the undiscounted cash flows estimated to be derived from the use of these assets exceeds their carrying value. The statement also prescribes the accounting to be followed when an entity plans to dispose of such long-lived assets. The effect of the Company's adoption of SFAS No. 121 in the first quarter of 1996 was not material.


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


                                                             Securities Available for Sale
                                    --------------------------------------------------------------------------------------------
(dollars in thousands)              WEIGHTED                                     GROSS                   GROSS         ESTIMATED
                                    AVERAGE              AMORTIZED          UNREALIZED              UNREALIZED              FAIR
December 31, 1995                   MATURITY                  COST                GAIN                    LOSS             VALUE
                                    --------------------------------------------------------------------------------------------
Mortgage-backed
 securities                         54.2 mos.          $   159,811       $       2,402             $       360       $   161,853
U. S. Treasury securities            9.1 mos.          $     5,033       $           9             $        11       $     5,031
Securities of U. S.
government agencies                 24.7 mos.          $    23,506       $          45             $       343       $    23,208
                                    --------------------------------------------------------------------------------------------
         TOTAL                      49.4 mos.          $   188,350       $       2,456             $       714       $   190,092
                                    ============================================================================================
December 31, 1994
Mortgage-backed
 securities                         60.0 mos.          $   183,895       $          20             $     9,219       $   174,696
U. S. Treasury securities           12.6 mos.          $     8,043       $           -             $       193       $     7,850
Securities of U. S.
government agencies                 36.2 mos.          $    24,535       $          17             $       447       $    24,105
                                    --------------------------------------------------------------------------------------------
         TOTAL                      55.4 mos.          $   216,473       $          37             $     9,859       $   206,651
                                    ============================================================================================


                                                              Securities Held to Maturity
                                    -----------------------------------------------------------------------------------
                                    WEIGHTED                           GROSS            GROSS              ESTIMATED
                                    AVERAGE          AMORTIZED         UNREALIZED       UNREALIZED         FAIR
December 31, 1995                   MATURITY         COST              GAIN             LOSS               VALUE
                                    -----------------------------------------------------------------------------------
U.S. Treasury securities            18.1 mos.        $     803,632     $     8,541      $     1,477        $    810,696
Securities of U.S. government
 agencies                           31.7 mos.              250,905           3,937              230             254,612
Mortgage-backed securities          69.1 mos.               56,707             461                -              57,168
State and municipal securities      62.1 mos.              135,076           5,144              332             139,888
Equity securities                        -                   4,482           1,672                -               6,154
                                    -----------------------------------------------------------------------------------
         TOTAL                      27.9 mos.        $   1,250,802     $    19,755      $     2,039        $  1,268,518
                                    ===================================================================================

December 31, 1994
U.S. Treasury securities            25.3 mos.        $     998,712     $         4      $    38,337        $    960,379
Securities of U.S. government
 agencies                           20.0 mos.              247,020               -            6,430             240,590
State and municipal securities      65.5 mos.              133,015           1,894            3,662             131,247
Corporate bonds                      7.3 mos.               25,160               -              301              24,859
Equity securities                        -                   4,637           1,742                -               6,379
                                    -----------------------------------------------------------------------------------
         TOTAL                      23.5 mos.        $   1,408,544     $     3,640      $    48,730         $ 1,363,454
                                    ===================================================================================

         At December 31, 1995 and 1994, U.S. Treasury and agency securities with a carrying value of $ 565,626,000 and $529,712,000, respectively, were pledged to secure public deposits or securities sold under repurchase agreements.

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

                                                              AVAILABLE FOR SALE
                                            ---------------------------------------------------
(in thousands)                                                                  ESTIMATED
MATURITY DISTRIBUTION                            AMORTIZED                      FAIR
DECEMBER 31, 1995                                COST                           VALUE
                                            ---------------------------------------------------
One year or less                            $        8,019                $         8,022
One to five years                                  137,959                        139,016
Five to ten years                                   42,372                         43,054
Over ten years                                           -                              -
                                            ---------------------------------------------------
                                            $      188,350                $       190,092
                                            ===================================================




                                                              HELD TO MATURITY
                                            ----------------------------------------------------
(in thousands)                                                                  ESTIMATED
MATURITY DISTRIBUTION                            AMORTIZED                      FAIR
DECEMBER 31, 1995                                COST                           VALUE
                                            ----------------------------------------------------
One year or less                            $      337,385               $        337,278
One to five years                                  800,820                        813,534
Five to ten years                                   97,363                        100,416
Over ten years                                      10,752                         11,136
                                            ----------------------------------------------------
                                            $    1,246,320               $      1,262,364
                                            ====================================================

(4) LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

         The composition of the Company's loan portfolio at December 31, was as follows (in thousands):

                                                     1995                   1994
                                              ----------------------------------
Commercial, financial and
 agricultural loans                           $   784,923          $     617,076
Real estate loans - commercial and other          457,410                328,938
Real estate loans - retail mortgage               214,594                128,849
Lease Financing Receivable                         13,606                  9,729
Loans to individuals                              116,328                102,248
                                              ----------------------------------
                                              $ 1,586,861           $  1,186,840
                                              ==================================

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

         Non-performing loans at December 31, 1995 and 1994 are summarized as follows (in thousands):

                                                     1995              1994
                                            ------------------------------------
Loans accounted for on a nonaccrual basis   $       8,123     $      15,601
Restructured loans                                  1,622                 -
                                            ------------------------------------
Total non-performing loans                  $       9,745     $      15,601
                                            ====================================

         Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. The adoption of this standard, the provisions of which are discussed in Note 2, had no significant impact on the Company's financial position or results of operations. At December 31, 1995, the recorded investment in loans that were evaluated for impairment under SFAS No. 114 was $10,044,000. Of this total, $6,502,000 relates to impaired loans which required an impairment loss allowance totalling $2,117,000. This allowance is included in the reserve for possible loan losses at year end 1995. The remaining balance of impaired loans required no loss allowance. The average recorded investment in impaired loans during 1995 was approximately $7,900,000.

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

                                              YEAR ENDED DECEMBER 31,
                                         1995              1994             1993
                                    --------------------------------------------
Contractual interest                $   1,554       $     2,662     $      5,407
Interest recognized                     6,425             6,803            3,881
                                    --------------------------------------------
Impact on reported
   interest income,
    increase (decrease)             $   4,871       $     4,141     $    (1,526)
                                    ============================================

         Changes in the reserve for possible loan losses for the three years in the period ended December 31, 1995 were as follows (in thousands):

                                                     1995              1994                       1993
                                            -----------------------------------------------------------
Balance at beginning of year                $      36,344     $      46,463             $      100,570
Reserves provided through acquisition               1,772                 -                          -
Reduction of reserve                               (9,400)          (26,004)                   (59,625)
Recoveries                                         14,055            19,923                     12,743
Loans charged off                                  (3,466)           (4,038)                    (7,225)
                                            -----------------------------------------------------------
Balance at end of year                      $      39,305     $      36,344             $       46,463
                                            ===========================================================

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

         The Banks have made loans in the normal course of business to certain directors and executive officers of the Company and to their associates (related parties). The aggregate amount of these loans was $53,081,000 and $32,010,000 at December 31, 1995 and 1994, respectively. During 1995, $235,539,000 of new loan advances were made, and repayments totalled $214,468,000. Outstanding commitments and letters of credit to related parties totaled $68,095,000 and $37,734,000 at December 31, 1995 and 1994, respectively. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than the normal risk of collectibility.

(5) INCOME TAXES


         Income tax expense (benefit) consisted of the following components for the three years in the period ended December 31, 1995 (in thousands):

Included in income before cumulative effect of                        1995              1994             1993
                                                              ------------------------------------------------
accounting changes:
  Current tax expense                                         $      18,568     $     20,553     $      17,309
  Deferred tax expense                                                1,635            6,281            19,836
                                                              -------------     ------------     -------------
                                                              $      20,203     $     26,834     $      37,145
                                                              =============     ============     =============
Included in cumulative effects of accounting changes:
  Deferred tax benefit related to adoption of
         SFAS No. 106 (Note 6)                                $           0     $          0     $      (2,023)
                                                              =============     ============     ==============
Included in shareholders' equity:
  Deferred tax expense (benefit) related to
         the change in the net unrealized gain (loss) on
         securities available for sale                        $       4,023     $    (5,564)     $       2,146
                                                              =============     ============     ==============

         Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under this standard the tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either tax liabilities to be settled in the future or tax assets that will be realized as a reduction of future taxes. Among other provisions, SFAS No.109 requires the use of currently enacted tax rates to measure these deferred tax assets and liabilities. The impact of any change in the enacted tax rates is included in the deferred tax expense or benefit recognized in the period in which the change occurs. The change in the net deferred tax asset or liability between periods represents the deferred tax expense or benefit to be recognized in the financial statements. With the adoption of SFAS No. 109, the Company recognized an additional net deferred asset of $4,285,000, which is reported in the consolidated statement of operations for 1993 as a cumulative effect of an accounting change (Note 7).

         Net deferred income tax assets, which are included in other assets on the consolidated balance sheets, were approximately $12,043,000 and $17,701,000 at December 31, 1995 and 1994, respectively. The components of the net deferred tax assets were as follows (in thousands):


                                                                        1995             1994
                                                                 ------------    ------------

Deferred tax assets:
         Reserves for losses on loans, OREO, and
           other problem assets                                  $   14,023      $    14,514
         Unrecognized interest income                                   674            2,129
         Employee benefit plan liabilities                            3,148            2,952
         Net unrealized loss on securities available for sale             -            3,418
         Other                                                          527              363
                                                                 -----------     ------------
                  Total deferred tax assets                      $   18,372      $    23,376
                                                                 ===========     ============


Deferred tax liabilities:

         Accumulated depreciation and amortization               $   (4,831)     $    (5,182)
         Net unrealized gain on securities available for sale          (605)               -
         Other                                                         (893)            (493)
                                                                 -----------     ------------
                  Total deferred tax liabilities                 $   (6,329)     $    (5,675)
                                                                 ===========     ============


Net deferred tax asset                                           $   12,043      $    17,701
                                                                 ===========     ============

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

         The effective tax rate is less than the statutory federal income tax rate in each of the three years in the period ended December 31, 1995 because of the following:

                                                    PERCENT OF INCOME
                                                    BEFORE INCOME TAX
                                            1995          1994            1993
                                          --------------------------------------
Tax at statutory rate                       35.0%         35.0%           35.0%
Adjustments in rate resulting from -
   Tax exempt income                        (4.2)         (3.0)           (1.9)
   Impact of change in enacted tax rate        -             -            (1.0)
   Miscellaneous items                       0.5           0.4            (0.1)
                                          --------------------------------------
Effective tax rate                          31.3%         32.4%           32.0%
                                          ======================================


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

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements (in thousands):


                                                               DECEMBER 31,
                                                            1995          1994
                                                     --------------------------
Actuarial present value of projected benefit
 obligation for services rendered to date            $   (50,538)  $   (44,434)
Plan assets at fair value, primarily U.S. Treasury
 securities and listed stocks                             67,869        56,532
                                                     --------------------------
Plan assets in excess of projected benefit
 obligations                                         $    17,331   $    12,098
Unrecognized net actuarial gains                         (11,086)       (5,061)
Unrecognized net implementation asset                     (3,119)       (3,524)
Unrecognized prior service cost resulting
 from plan amendments                                     (2,874)       (3,058)
                                                     --------------------------
Prepaid pension cost                                 $       252   $       455
                                                     ==========================

         The net pension expense (benefit) recognized for 1995, 1994, and 1993 is comprised of the following components (in thousands):

                                              1995          1994          1993
                                        ---------------------------------------
Service costs for benefits
 during the period                      $    1,635    $    1,900     $   1,688
Interest cost on projected
 benefit obligation                          3,564         3,428         3,437
Actual (return) loss on plan assets        (14,480)        1,430        (5,739)
Net amortization and deferral                9,483        (6,983)          629
                                        ---------------------------------------
Net pension expense (benefit)           $      202    $     (225)    $      15
                                        =======================================

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

         Effective October 1, 1993, the Company converted its noncontributory employee thrift plan into an employee savings plan under Section 401(k) of the Internal Revenue Code. Under the new plan, which covers substantially all full-time employees, the Company matches the savings of each participant up to 3% of his or her compensation. Annual participant savings are limited by tax law. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions was approximately $971,000 in 1995, $947,000 in 1994 and $270,000 in 1993.

Health and Welfare Plans

         The Company also maintains certain health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan, and the Company has established annual and lifetime maximum health care benefit limits. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This statement requires that the expected cost of providing these postretirement benefits be recognized during the period employees are actively working. Prior to 1993, the Company recognized the cost only as benefit payments were made to or on behalf of retirees. The Company continues to fund its obligations under the post-retirement benefit plans as the benefit payments are made.

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

         The following table summarizes stock option activity under the long-term incentive program for employees for the three-year period ended December 31, 1995, excluding the FCB options discussed further below. The incentive and non-qualified options are fully exercisable six months after the date of grant.

                                       INCENTIVE OPTIONS                              NON-QUALIFIED OPTIONS
                           -----------------------------------------------      -----------------------------------------------
                                                              AVERAGE                                                  AVERAGE
                                            EXERCISE          MARKET                             EXERCISE              MARKET
                              SHARES        PRICE             PRICE               SHARES         PRICE                 PRICE
                           ----------------------------------------------------------------------------------------------------
Balance,
 December 31, 1992            43,650        $      13.22      $      16.00        11,925         $      13.22      $     16.00
Options granted               50,497        $      19.42      $      19.42        25,253         $      19.42      $     19.42
Options exercised             (2,302)       $      13.22      $      22.35             -                    -                -
                              -------       ------------      ------------        ------         ------------      -----------
Balance,
 December 31, 1993            91,845        $13.22-19.42      $      22.75        37,178         $13.22-19.42      $     22.75
Options granted               48,926        $      28.00      $      28.00        23,574         $      28.00      $     28.00
Options exercised            (17,174)       $      13.22      $      22.84             -                    -                -
Options exercised             (1,500)       $      19.42      $      22.00             -                    -                -
                             -------        ------------      ------------        ------         ------------      -----------
Balance,
 December 31, 1994           122,097        $13.22-28.00      $      21.75        60,752         $13.22-28.00      $     21.75
Options granted               50,454        $      28.88      $      28.88        32,296         $      28.88      $     28.88
Options exercised             (2,250)       $      13.22      $      26.30             -                    -                -
Options exercised             (1,500)       $      19.42      $      25.75             -                    -                -
Options forfeited             (1,000)       $      28.00               N/A             -         $          -      $         -
                             -------        ------------      ------------        ------         ------------      -----------
Balance
 December 31, 1995           167,801        $13.22-28.88      $      31.00        93,048         $13.22-28.88      $     31.00
                             =======        ============      ============        ======         ============      ===========

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

         As discussed in Note 16, First Citizens BancStock, Inc. ("FCB") was merged with the Company in March 1996. FCB maintained stock option plans for certain employees and its directors. Options to purchase 55,000 shares of FCB common stock were previously granted to FCB employees. Additionally, FCB had granted its directors options to purchase 65,000 shares of FCB common stock. Prior to the merger date, none of the options granted under these plans had been exercised. Upon the merger, holders of FCB stock options received options to to buy 88,252 shares of Company stock at a price of $10.13 per share, 96,276 shares at a price of $12.78 per share, and 8,023 shares at a price of $14.57 per share. All options granted to FCB option holders are fully exercisable.

         In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for years beginning after December 15, 1995. Among other provisions, this statement establishes a fair value based method of accounting for stock-based compensation, including the award of stock options. As provided for in SFAS No. 123, the Company has elected not to adopt the fair value based method for measuring stock-based compensation cost to be included in its results of operations, but will continue to follow prior generally accepted accounting principles. Pro forma disclosures will be made in future periods of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost.

(7) NET CUMULATIVE EFFECT OF ACCOUNTING CHANGES

         The net cumulative effect of accounting changes reported in the consolidated statement of operations for 1993 consisted of the following (in thousands):

Postretirement benefits expense (net of tax effect
 of $2,023) (Note 6)                                              $      (3,940)

Income taxes (Note 5)                                                     4,285
                                                                  -------------
Net cumulative effect of accounting changes                       $         345
                                                                  =============


(8) BANK PREMISES AND EQUIPMENT

         Bank premises and equipment at December 31 are summarized as follows, net of accumulated depreciation and amortization (in thousands):

                                                       1995                 1994
                                            ------------------------------------
Land                                        $        23,824      $        18,462
Buildings and improvements                           42,783               36,941
Furnishings and equipment                            14,835               13,886
                                            ------------------------------------
                                            $        81,442      $        69,289
                                            ====================================

Accumulated depreciation was $78,025,000 in 1995 and $70,099,000 in 1994. Provisions for depreciation and amortization included in non-interest expense for the three years in the period ended December 31, 1995 were as follows (in thousands):

                                      1995              1994                1993
                                ------------------------------------------------
Buildings and improvements      $    2,634       $     2,514         $     2,446
Furnishings and equipment            5,428             4,433               4,080
                                ------------------------------------------------
                                $    8,062       $     6,947         $     6,526
                                ================================================

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

                                    1995              1994                 1993
                               -------------------------------------------------
Balance at January 1           $     943       $     3,790           $    2,272
Provisions for valuation
 adjustments                          87            (1,073)               2,956
Charge-offs                         (397)           (1,774)              (1,438)
                               -------------------------------------------------
Balance at December 31         $     633       $       943           $    3,790
                               =================================================

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

         The following summarizes the revenues and direct expenses related to these property interests and stock that are included in the statements of operations (in thousands):

                              1995                1994                  1993
                         -------------------------------------------------------
Revenues                 $     200           $     224              $    258
                         =======================================================
Direct expenses          $      34           $      73              $     89
                         =======================================================

(10) NON-INTEREST INCOME

         The components of non-interest income were as follows for the three years in the period ended December 31, 1995 (in thousands):


                                     1995              1994                 1993
                                ------------------------------------------------
Service charges on deposits     $  17,116          $ 17,478         $     16,837
Credit card income                  5,107             4,622                4,035
Trust service fees                  3,394             2,775                2,740
International services income       1,941             1,783                1,443
Investment services income            927             1,115                  876
Other fees and charges              2,955             2,401                2,154
Net gains on sales of OREO          1,055             3,455                4,137
Other operating income                710               500                  994
                                ---------          --------         ------------
Total other non-interest income $  33,205          $ 34,129         $     33,216
Gain on sale of securities              -                46                    -
                                ---------          --------         ------------
Total non-interest income       $  33,205          $ 34,175         $     33,216
                                =========          ========         ============

(11) NON-INTEREST EXPENSE

         The components of non-interest expense were as follows for the three years in the period ended December 31, 1995 (in thousands):


                                                                   1995                               1994                     1993
                                                          --------------------------------------------------------------------------
Salaries and benefits                                     $      61,917                    $        57,824             $     52,187
Occupancy of bank premises,net                                    8,076                              7,301                    6,933
Furnishings and equipment,including
 data processing                                                  9,813                              7,721                    6,613
Security and other outside services                               3,977                              3,623                    3,005
Taxes and insurance, other than real estate                       4,514                              3,510                    2,400
Credit card processing services                                   3,796                              3,399                    3,111
Deposit insurance and regulatory fees                             3,684                              6,414                    7,276
Postage and communications                                        3,423                              2,896                    2,811
Legal and other professional services                             3,336                              2,838                    3,546
Stationery and supplies                                           2,681                              2,443                    2,292
Advertising                                                       2,191                              1,684                    1,418
Amortization of intangible assets                                 2,888                              4,161                    3,664
OREO maintenance and operations, net                                380                                992                    1,169
Provision for (recovery of) losses on OREO
 and other problem assets, net                                       87                             (1,056)                   1,900
Other operating expense                                           8,718                              8,644                    9,912
                                                        ---------------                    ---------------             ------------
Total non-interest expense                              $       119,481                    $       112,394             $    108,237
                                                        ===============                    ===============             ============

(12) OTHER ASSETS AND LIABILITIES

         The significant components of other assets and other liabilities at December 31, 1995 and 1994, were as follows (in thousands):

                                               OTHER ASSETS
                                  ----------------------------------
                                        1995                    1994
                                  ----------            ------------
Net deferred tax asset            $   12,043            $     17,701
costs in excess of net
 tangible assets acquired             24,138                  14,034
Other                                  6,428                   7,832
                                  ----------            ------------
Total other assets                $   42,609            $     39,567
                                  ==========            ============

         Costs in excess of the net tangible assets acquired in current and prior years' business combinations are being amortized over remaining lives ranging from one to fourteen years as of December 31, 1995.

                                                   OTHER LIABILITIES
                                         ---------------------------------------
                                                 1995                      1994
                                         ------------             -------------
Accrued interest payable                 $      9,040             $       5,218
Obligation for postretirement
  benefits other than pensions                  6,314                     6,702
Accrued taxes and expenses                      5,304                     8,154
Other                                           2,535                     2,533
                                         ------------             -------------
Total other liabilities                  $     23,193             $      22,607
                                         ============             =============

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

         The Company maintains no material any investment or participation in financial instruments or agreements whose value is linked to, or derived from, changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements, and other financial arrangements with similar characteristics, and are commonly referred to as derivatives.


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
                                    ------------------------------------------------------------------------------------------------

ASSETS:
Cash and due from financial
 institutions                       $         226,356         $          226,356        $          204,608         $         204,608
Federal funds sold                             21,160                     21,160                    19,825                    19,825
Investment in securities                    1,440,894                  1,458,610                 1,615,195                 1,570,105
Loans, net                                  1,547,556                  1,575,002                 1,150,496                 1,166,560
Interest receivable and
 other assets                                  30,674                     30,674                    33,534                    33,534

LIABILITIES:
Deposits                            $        2,775,789        $        2,778,197        $        2,613,377         $       2,611,604
Federal funds purchased and
 other short-term borrowings                  227,094                    227,094                   179,806                   179,806
Interest payable and
 other liabilities                             15,912                     15,912                    11,000                    11,000


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

                                                       CONTRACTUAL AMOUNT
                                                          December 31,
                                                  1995                      1994
                                            ------------------------------------
                                                         (in thousands)

Financial instruments whose contract
 amounts represent credit risk:
         Commitments to extend credit       $  942,377         $         604,202
         Letters of credit and
          financial guarantees written          81,683                    72,688
         Credit card lines                      31,473                    28,716

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

(15) REGULATORY MATTERS

         The Banks are required to maintain non-interest-bearing reserve balances with the Federal Reserve Bank to fulfill their reserve requirements. The totals of the average balances maintained were approximately $42,619,000 in 1995 and $44,128,000 in 1994.

         Minimum regulatory capital requirements have been established with respect to banks and bank holding companies, expressed in terms of regulatory capital ratios. At December 31, 1995, the Company's and the Banks' ratios satisfied all of the minimum capital requirements.

         Dividends received from the subsidiary Banks are the primary source of funds available to Whitney Holding Corporation for the declaration and payment of dividends to the Company's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the subsidiary Banks may distribute to the Company. Without prior regulatory approvals, the Banks will have available an amount equal to approximately $43 million plus their current net income to distribute as dividends in 1996.

(16) MERGERS AND ACQUISITIONS

         On March 8, 1996, Whitney Holding Corporation completed its merger with First Citizens BancStock ("FCB"), the parent of First National Bank of St. Mary Parish ("FNB"). FNB, which was merged into Whitney National Bank, had total assets of approximately $243 million, including $147 million in loans, and total deposits of $214 million at the closing date. FCB shareholders received
2.03 million shares of Whitney Holding Corporation common stock with a market value at the time of approximately $63 million. Holders of FCB stock options as of the closing received options to buy approximately 192,000 shares of Company common stock at a weighted-averaged exercise price of $11.64. The merger has been accounted for as a pooling of interests.

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

(18) PARENT COMPANY FINANCIAL STATEMENTS

Summarized parent-company-only financial statements of Whitney Holding Corporation follow (in thousands):
                                                            December 31,
                                                       1995                 1994
                                              ----------------------------------
BALANCE SHEETS
Investment in and advances to the Banks       $     355,987       $      317,086
Other investments in subsidiaries                     1,003                    3
Dividends receivable                                  3,642                2,854
Other assets                                          8,021                2,805
                                              ----------------------------------
Total assets                                  $     368,653       $      322,748
                                              ==================================
Dividends payable and
 other liabilities                            $       3,781       $        2,691
Shareholders' equity, net of treasury
 shares, and unearned restricted stock
 compensation                                       364,872              320,057
                                              ----------------------------------
Total liabilities and
 shareholders' equity                         $     368,653       $      322,748

                                              ==================================

                                                                                    FOR YEAR ENDED DECEMBER 31,
STATEMENT OF OPERATIONS                                            1995                        1994                       1993
                                                          --------------------------------------------------------------------------
Dividend income from the Banks                            $      26,299                 $          33,242            $        6,912
Equity in net undistributed earnings of the Banks                17,966                            23,069                    72,425
Other income (expense), net                                          84                              (113)                     (109)
                                                          --------------------------------------------------------------------------
Net income                                                $      44,349                 $          56,198            $       79,228
                                                          ==========================================================================

STATEMENT OF CASH FLOWS
Cash flows from operating activities:

  Net income                                              $      44,349                 $          56,198            $       79,228

  Adjustment to reconcile net
   income to net cash provided
   by operating activities:
  Equity in undistributed
   earnings of the Banks                                        (17,966)                          (23,069)                  (72,425)
  (Increase) Decrease in dividend
   receivable                                                      (788)                             (563)                     (925)
  (Increase) Decrease in other assets                              (563)                             (134)                        2
  Increase (Decrease) in other liabilities                          268                               207                         -
  Other, net                                                         11                                 -                         4
                                                          --------------------------------------------------------------------------
  Net cash provided by
   operating activities                                   $      25,311                 $          32,639            $        5,884
                                                          --------------------------------------------------------------------------
Cash flows from investing activities:
  Investment in and advances to Whitney Bank of Alabama   $     (12,752)                $         (22,162)           $            -
  Investment in Whitney Community Development Corporation        (1,000)                                -                         -
  (Increase) Decrease in investment securities                   (4,657)                           (1,734)                     (130)
                                                          --------------------------------------------------------------------------
  Net cash provided by
   (used in) investing activities                         $     (18,409)                $         (23,896)           $         (130)
                                                          --------------------------------------------------------------------------
Cash flows from financing activities:
  Dividends paid                                          $     (12,100)                $          (9,456)           $       (5,863)
  Sale of common stock under employee savings plan and
   dividend reinvestment plan                                     5,090                               675                        76
  Exercise of stock options                                          86                               256                        30
                                                          --------------------------------------------------------------------------
  Net cash provided by
   (used in) financing activities                         $      (6,924)                $          (8,525)           $       (5,757)
                                                          --------------------------------------------------------------------------
Net increase (decrease) in cash                           $         (22)                $             218            $           (3)
Cash at the beginning of the year                                   256                                38                        41
                                                          --------------------------------------------------------------------------
Cash at the end of the year                               $         234                 $             256            $           38
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

                                                            Arthur Andersen LLP
New Orleans, Louisiana
March 8, 1996

SUMMARY OF QUARTERLY FINANCIAL INFORMATION
- --------------------------------------------------------------------------------
         The following quarterly financial information is unaudited. In the opinion of management all normal recurring adjustments necessary to present fairly the results of operations for such periods are reflected.


                                                                           1995 - UNAUDITED
                                                                (in thousands, except per-share amounts)
                                                 -------------------------------------------------------------------
                                                         4TH               3RD              2ND              1ST
                                                       QUARTER           QUARTER          QUARTER          QUARTER
                                                 -------------------------------------------------------------------
Interest income                                  $      57,051     $      54,478     $     51,960     $     49,806
Net interest income                                     37,789            35,900           34,066           33,673
Reduction in (provisions for)
 reserve for possible loan losses                         (350)            9,900              (50)            (100)
Income before income tax                                14,697            24,045           12,766           13,044
Net income                                              10,265            16,129            9,010            8,945
Earnings per share for the three-month periods
 (based on weighted average of number of shares
         outstanding)                            $        0.60     $        0.95     $       0.53     $       0.53
Dividend declared, per share                     $        0.21     $        0.19     $       0.19     $       0.18
Range of closing stock prices                       29.75-31.5          26.75-34         24-27.38         22-25.75



                                                                           1994 - UNAUDITED
                                                                (in thousands, except per-share amounts)
                                                 -------------------------------------------------------------------
                                                         4TH               3RD              2ND              1ST
                                                       QUARTER           QUARTER          QUARTER          QUARTER
                                                 -------------------------------------------------------------------

Interest income                                  $      48,836     $      50,366     $     47,976     $     45,572
Net interest income                                     33,777            35,763           33,681           32,026
Recovery of loan charge-off                                  -             6,139                -                -
Reduction in (provision for)
 reserve for possible loan losses                       10,000               (60)               -            9,925
Income before income tax                                22,088            21,348           14,957           24,639
Net income                                              14,963            14,430           10,281           16,524
Earnings per share for the three-month periods
 (based on weighted average of number of shares
         outstanding)                            $        0.90     $        0.87     $       0.62     $       1.00
Dividend declared, per share                     $        0.17     $        0.15     $       0.14     $       0.14
Range of closing stock prices                            21-27        25.75-28.5      21.75-27.25          21.5-24


                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of the Company and its subsidiaries are included in Part II Item 8:

                                                                     Page Number
                                                                     -----------
         Consolidated Balance Sheets --
            December 31, 1995 and 1994                                        21

         Consolidated Statements of Operations --
            Years Ended December 31, 1995, 1994, and 1993                     22

         Consolidated Statements of Changes in Shareholders' Equity --
            Years Ended December 31, 1995, 1994, and 1993                     23

         Consolidated Statements of Cash Flows --
            Years Ended December 31, 1995, 1994, and 1993                     24

         Notes to Financial Statements                                        25

         Report of Independent Public Accountants                             43

         Summary of Quarterly Financial Information                           44


(a) (2) All schedules have been omitted because they are either not applicable or the required information has been included in the financial statements or notes to the financial statements.

(a) (3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter, incorporated by reference to the Company's March 31, 1993 Form 10-Q

         Exhibit 3.2 - Copy of Bylaws, as amended, incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 33-52983) filed with the Commission on april 5, 1994

         Exhibit 10.1 -  Stock   Option   Agreement   between   Whitney  Holding
         Corporation and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

         Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling, incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball, incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr., incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson, incorporated by reference to the Company's September 30, 1993 Form 10-Q

         Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May, effective December 13, 1993, incorporated by reference to the Company's 1993 Form 10-K

         Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and John C. Hope, III, effective October 28, 1994, incorporated by reference to the Company's 1994 Form 10-K

         Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr., effective July 26, 1995, incorporated by reference to the Company's June 30, 1995 Form 10-Q

         Exhibit 10.10 - Long-term incentive program, incorporated by reference to the Company's 1991 Form 10-K

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

         Exhibit 10.15 - Amendment and Restated Agreement and Plan of Merger between Whitney Holding Corporation and First Citizens Bancstock, Inc., dated December 15, 1995, incorporated by reference to the Company's 1995 Form 10-K

         Exhibit 10.16 - Retirement Restoration Plan effective January 1, 1995

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank and Whitney Bank of Alabama. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         Exhibit 23 - Consent of Arthur Andersen LLP

         Exhibit 27 - Financial Data Schedule

(b) No report on Form 8-K was required to be filed by the Registrant during the last quarter of 1995.


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WHITNEY HOLDING CORPORATION
                                        (Registrant)



                             By:
                                ------------------------------------------------
                                William L. Marks
                                Chairman of the Board and
                                Chief Executive Officer
                                                       -------------------------
                                                                  Date