Form 10-Q
period 1996-06-30
WHITNEY HOLDING CORP
filed 1996-08-13
CIK 106926

August 13, 1996







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended June 30, 1996.

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

For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------


Commission file number 0-1026
                       ------


                           WHITNEY HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                      Louisiana                    72-6017893
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)


              228 St. Charles Avenue, New Orleans, Louisiana 70130
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (504) 586-7272
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

The Company has only one class of common stock, of which 17,065,381 shares were outstanding on June 30, 1996.

An exhibit index appears on page 18.


                               Page 1 of 21 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Part I.  Financial Information

    Item 1. Financial Statements:
                  Consolidated Balance Sheets..................................3
                  Consolidated Statements of Operations........................4
                  Consolidated Statements of Cash Flows........................5
                  Notes to Financial Statements................................6

    Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................... 8


Part II.  Other Information

    Item 6. Exhibits and Reports on Form 8-K..................................18

Signature.....................................................................20

                               Page 2 of 21 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                                                  June 30,     December 31,
  ASSETS                                                                                                  1996           1995
                                                                                                     -----------------------------
                                                                                                      (unaudited)
  Cash and due from financial institutions.......................................................    $    193,115     $   226,356

  Investment in securities:
       Securities available for sale (at fair value).............................................         129,540         190,092
       Securities held to maturity (fair value of $1,263,816 in 1996 and $1,268,518 in 1995).....       1,269,544       1,250,802

  Federal funds sold.............................................................................           2,100          21,160

  Loans..........................................................................................       1,690,776       1,586,861
  Less reserve for possible loan losses..........................................................          40,236          39,305
                                                                                                     ------------     -----------

     Loans, net..................................................................................       1,650,540       1,547,556

  Bank premises and equipment, net...............................................................          95,707          81,442
  Other real estate owned, net...................................................................           3,902           4,824
  Accrued income receivable......................................................................          30,075          29,380
  Other assets...................................................................................          46,473          42,609
                                                                                                     ------------     -----------

            TOTAL ASSETS.........................................................................    $  3,420,996     $ 3,394,221
                                                                                                     ============     ===========

  LIABILITIES
  Deposits:
       Non-interest-bearing demand deposits......................................................    $    827,690     $   888,382
       Interest-bearing deposits.................................................................       1,883,388       1,887,407
                                                                                                     ------------     -----------
           Total deposits........................................................................       2,711,078       2,775,789

  Federal funds purchased and securities sold under repurchase agreements........................         305,982         227,094

  Dividends payable..............................................................................           4,266           3,273

  Other liabilities..............................................................................          23,207          23,193
                                                                                                     ------------     -----------

            TOTAL LIABILITIES....................................................................    $  3,044,533     $ 3,029,349
                                                                                                     ------------     -----------


  SHAREHOLDERS' EQUITY
  Common stock...................................................................................    $     2,800      $     2,800

  Capital surplus................................................................................          65,280          62,635

  Retained earnings..............................................................................         316,133         306,075

  Net unrealized gain (loss) on securities available for sale or transferred to held to maturity,
      net of tax effect of $244 in 1996 and ($605) in 1995.......................................            (452)          1,137
                                                                                                     ------------     -----------

            Total................................................................................         383,761         372,647


  Treasury stock at cost and unearned restricted stock compensation..............................           7,298           7,775
                                                                                                     ------------     -----------

            TOTAL SHAREHOLDERS' EQUITY...........................................................    $    376,463     $   364,872
                                                                                                     ------------     -----------

            TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY...........................................................    $  3,420,996     $ 3,394,221
                                                                                                     ============     ===========

  The accompanying notes are an intergral part of these financial statements.

                               Page 3 of 21 Pages


WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per-share amounts, unaudited)                               FOR THE 3 MONTHS             FOR THE 6 MONTHS
                                                                                    ENDED JUNE 30,               ENDED JUNE 30,
                                                                                   1996          1995          1996          1995
                                                                             ----------------------------------------------------
INTEREST INCOME
Interest and fees on loans.................................................    $ 35,416      $ 29,880      $ 70,413      $ 56,849
Interest and dividends on investments-
      U.S. Treasury and agency securities..................................      15,426        16,716        31,109        34,086
      Mortgage-backed securities...........................................       3,934         2,720         7,861         5,512
      Obligations of states and political subdivisions.....................       1,735         1,714         3,557         3,464
      Federal Reserve and corporate securities.............................          68           297           133           742
Interest on federal funds sold.............................................         378           633           825         1,095
                                                                             ----------------------------------------------------
            TOTAL..........................................................    $ 56,957      $ 51,960      $113,898      $101,748
                                                                             ----------------------------------------------------

INTEREST EXPENSE
Interest on deposits.......................................................    $ 17,256      $ 15,329      $ 34,438      $ 29,160
Interest on federal funds purchased and securities
      sold under repurchase agreement......................................       3,937         2,565         7,881         4,869
                                                                             ----------------------------------------------------
            TOTAL..........................................................    $ 21,193      $ 17,894      $ 42,319      $ 34,029
                                                                             ----------------------------------------------------
Net interest income........................................................    $ 35,764      $ 34,066      $ 71,579      $ 67,719
Provision for possible loan losses.........................................           -            50             -           150
                                                                             ----------------------------------------------------
Net interest income after provision for possible loan losses...............    $ 35,764      $ 34,016      $ 71,579      $ 67,569
                                                                             ----------------------------------------------------

NON-INTEREST INCOME
Gain on sales of securities................................................    $      7      $      -      $      7      $      -
Other non-interest income..................................................       9,188         8,430        17,885        17,067
                                                                             ----------------------------------------------------
            TOTAL..........................................................    $  9,195      $  8,430      $ 17,892      $ 17,067

NON-INTEREST EXPENSE
Salaries and employee benefits.............................................    $ 15,657      $ 14,714      $ 32,481      $ 29,758
Occupancy of bank premises, net............................................       2,317         1,889         4,433         3,780
Other non-interest expenses................................................      12,334        13,077        26,299        25,306
                                                                             ----------------------------------------------------
            TOTAL..........................................................    $ 30,308      $ 29,680      $ 63,213      $ 58,844
                                                                             ----------------------------------------------------
Income before income taxes.................................................    $ 14,651      $ 12,766      $ 26,258      $ 25,792
Income tax expense.........................................................       4,618         3,756         8,188         7,850
                                                                             ----------------------------------------------------
Net income.................................................................    $ 10,033      $  9,010      $ 18,070      $ 17,942
                                                                             ====================================================

Earnings per share                                                             $   0.59      $   0.53      $   1.06      $   1.06
                                                                             ====================================================
Weighted average actual number of
   shares outstanding......................................................  17,051,028    16,794,354    16,998,481    16,766,313
                                                                             ====================================================

The accompanying notes are an intergral part of these financial statements.

                               Page 4 of 21 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
                                                                                            For the 6 Months Ended
                                                                                                   June 30,
                                                                                             1996             1995
                                                                                       -----------------------------------
Cash flows from operating activities:
   Net income........................................................................  $        18,070    $         17,942
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation...................................................................            4,578               3,942
      Provision for reserves for possible loan losses................................                -                 150
      Provision for losses on OREO and other problem assets..........................               65                  55
      Amortization of intangible assets and unearned restricted stock
         compensation................................................................            1,766               1,741
      Amortization of premiums and discounts on investment securities, net...........            4,556               6,919
      Net gains on sales of OREO and other property..................................           (1,108)               (787)
      Net gains on sales of investment securities....................................               (7)                  -
      Deferred tax expense (benefit).................................................           (1,170)               (471)
      Increase (Decrease) in accrued income taxes....................................             (656)             (1,317)
      (Increase) Decrease in accrued income receivable and other assets..............           (3,109)                 54
      Increase (Decrease) in accrued expenses and other liabilities..................               (8)             (1,991)
                                                                                       -----------------------------------
   Net cash provided by operating activities.........................................  $        22,977    $         26,237
                                                                                       -----------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity................  $       213,471    $        159,970
   Proceeds from maturities of investment securities available for sale..............           14,019              12,728
   Proceeds from sales of investment securities available for sale...................           31,515                   -
   Purchases of investment securities held to maturity...............................         (224,163)            (12,571)
   Net (increase) decrease in loans..................................................         (102,245)            (99,330)
   Net (increase) decrease in federal funds sold.....................................           19,060             (33,833)
   Proceeds from sales of OREO and other property....................................            1,896               1,835
   Capital expenditures..............................................................          (18,830)             (5,395)
   Net cash (paid) received in business acquisition..................................                -              (3,695)
   Other.............................................................................             (347)               (392)
                                                                                       -----------------------------------
   Net cash provided by (used in) investing activities...............................  $       (65,624)   $         19,317
                                                                                       -----------------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits...................  $       (60,692)   $         20,916
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit........................................................          (38,742)           (138,064)
   Net increase (decrease) in certificates of deposit................................           34,723              51,149
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements....................................................           78,888             (11,452)
   Exercise of stock options.........................................................            1,310                  32
   Sale of common stock under employee savings plan and dividend
      reinvestment plan..............................................................              937               3,087
   Dividends paid....................................................................           (7,018)             (5,737)
                                                                                       -----------------------------------
   Net cash provided by (used in) financing activities...............................  $         9,406    $        (80,069)
                                                                                       -----------------------------------

Net increase (decrease) in cash and cash equivalents.................................  $       (33,241)   $        (34,515)
Cash and cash equivalents at the beginning of the period.............................          226,356             204,608
                                                                                       -----------------------------------
Cash and cash equivalents at the end of the period...................................  $       193,115    $        170,093
                                                                                       ===================================

Interest income received.............................................................  $       113,196    $        105,086
                                                                                       ===================================

Interest expense paid................................................................  $        42,009    $         32,919
                                                                                       ===================================

Net federal income taxes paid........................................................  $         9,340    $          9,636
                                                                                       ===================================


The accompanying notes are an integral part of these financial statements.

                               Page 5 of 21 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Whitney Holding Corporation and its subsidiaries (the "Company") follow accounting and reporting policies generally accepted within the banking industry. Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The Company recommends that these financial statements be read in conjunction with the Company's annual report on Form 10-KA for the year ended December 31, 1995.

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

LONG-LIVED OPERATING ASSETS

    Effective for 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 which prescribes the accounting for impairment of long-lived assets used in operations, such as bank premises and equipment, certain identifiable intangibles, and any goodwill related to these assets. In general, the statement requires recognition of an impairment loss when the carrying value of these assets exceeds the undiscounted cash flows estimated to be derived from the use of the assets. The statement also prescribes the accounting to be followed when an entity plans to dispose of such long-lived assets. Adoption of this statement had no material effect on the consolidated financial statements.

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





                               Page 6 of 21 Pages

(2) MERGERS AND ACQUISITIONS

    During April 1996, the Company entered into separate agreements and plans of merger with the American Bank & Trust ("AB&T") of Pensacola, Florida and with Liberty Holding Company ("LHC"), the parent of Liberty Bank, also of Pensacola, Florida. AB&T, with assets of $60 million, and Liberty Bank, with assets of $51 million, will be merged into a newly-chartered national bank to be formed by the Company in Florida. Each of these mergers is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests. Shareholders of AB&T will receive Whitney Holding Corporation stock with a value of approximately $10.25 million and LHC shareholders will receive approximately $14.0 million in Company common stock, with each total subject to certain adjustments. Shareholders of AB&T and LHC must each approve their respective transaction. Consummation of each transaction is also subject to approval from appropriate regulatory agencies, a due diligence review by the Company, and other customary conditions to closing. The mergers are expected to be completed during the third quarter of 1996.

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

    In January, 1996, the Company announced negotiations to enter into a definitive merger agreement with New Iberia Bancorp, parent of The New Iberia Bank. On July 16, 1996, the Company announced that these merger discussions had been terminated because of the parties' inability to negotiate mutually acceptable terms.

(3)  EARNINGS PER SHARE

    Earnings per share is calculated using the weighted average number of shares outstanding during each period presented. Potentially dilutive common stock equivalents consist of stock options which have been granted to certain officers and directors in current and prior periods. Incorporating these common stock equivalents into the calculation of earnings per share using the treasury method yields the same result on either a primary or fully-diluted basis.


                               Page 7 of 21 Pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

    Whitney Holding Corporation earned $10.0 million for the second quarter of 1996 or $0.59 per share. For the second quarter of 1995, the Company earned $9.0 million or $0.53 per share. Year-to-date through June 30, 1996, the Company earned $18.1 million or $1.06 per share, including the effect of $2.3 million in after-tax expenses related to a merger completed in March 1996. Before deducting the tax-effected merger expenses, the Company earned $20.3 million or $1.19 per share for the six months ended June 30, 1996. For the first six months of 1995, the Company earned $17.9 or $1.06 per share.

    Taxable-equivalent net interest income increased $1.9 million or 5.4% between the second quarters of 1995 and 1996, despite a decline in the taxable-equivalent net interest margin from 4.92% to 4.73%. Non-interest income improved by $0.8 million or 9.1% in the second quarter of 1996 from the same period in 1995, while non-interest expense increased a moderate $0.6 million or 2.1% between these periods.

    For the first six months of 1996, taxable-equivalent net interest income increased $4.2 million or 6.0%. Between these periods the taxable-equivalent net interest margin declined from 4.97% to 4.74%. Non-interest income for the six months ended June 30, 1996 increased $0.8 million or 4.8% over the same period in 1995. Year-to-date non-interest expense for 1996 increased $4.4 million or 7.4% over 1995 largely as a result of completed merger expenses totalling approximately $2.8 million.

    The following compares the annualized return on average total assets and the return on average shareholders' equity for the three-month and six-month periods ended June 30, 1996 and 1995.

                                                      1996                1995
                                                      ----                ----

Return on average assets:
    Second quarter-
                  Total return                       1.16%               1.14%

    Year to date -
                  Total return                       1.05%               1.15%
                  Return, before merger
                    related expenses                 1.18%               1.15%

Return on average shareholders' equity:
    Second quarter-
                  Total return                      10.81%              10.71%

    Year to date -
                  Total return                       9.78%              10.91%
                  Return, before merger
                    related expenses                11.01%              10.91%






                               Page 8 of 21 Pages

    Non-performing assets decreased $0.3 million in the first six months of 1996 from year end 1995 to $14.2 million at June 30, 1996. This total is $5.9 million or 30% below the level of non-performing assets at June 30, 1995. The reserve for possible loan losses was $40.2 million on June 30, 1996, an amount which represented 392% of non-performing loans, 499% of non-accrual loans and 2.4% of total loans. At year end 1995, the reserve coverage was 405% of non-performing loans and 2.5% of total loans.

    For the second quarter of 1996, average earning assets were $3.14 billion, a net increase of $287 million or 10.1% from $2.85 billion in the second quarter of 1995. For the six months ended June 30, 1996, average earning assets grew to $3.13 billion from $2.83 billion for the same period in 1995, an increase of $296 million or 10.4%. Average loans outstanding grew $375 million or 29% between the second quarters of 1995 and 1996 and $390 million or 31% between the year-to-date periods. The growth in the loan portfolio was partly funded by maturities of investment securities and the total average investment in securities in 1996 decreased $77 million for the second quarter and $91 million for the year-to-date period as compared to 1995. At June 30, 1996 earning assets totalled $3.09 billion compared to $3.05 billion at December 31, 1995.

    Average total deposits increased $115 million or 4.4% in the second quarter of 1996 to $2.73 billion when compared to the total of $2.61 billion in 1995's second quarter. For the year-to-date period, average deposits grew $124 million or 4.8% in 1996 compared to the same period in 1995. Total deposits at June 30, 1996 were $2.71 billion, a moderate decrease from $2.78 million at year end 1995. Short term funds obtained through purchases of federal funds and sales of securities under repurchase agreements, net of federal funds sold, increased on average by $154 million or 106% for the second quarter of 1996 and $143 million for the year-to-date period when compared to 1995. The increases in average total deposits and average short-term borrowings from 1995 to 1996 both supported the growth in average loans between these same periods.

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

    In April 1996, the Company announced it had entered into merger agreements with two banking institutions operating in Florida, one with American Bank & Trust of Pensacola, Florida ("AB&T") and one with Liberty Holding Company ("LHC"), the parent of Liberty Bank, also of Pensacola. These institutions have combined assets of approximately $111 million and operate five banking locations in the Pensacola area. AB&T and Liberty Bank will be merged into a newly-chartered national bank to be formed by the Company in Florida. The Company will issue common stock with an approximate value of $24.15 million in connection with these transactions, subject to certain adjustments. Each of these mergers will be accounted for as a pooling of interests. Consummation of each transaction is subject to the approval of respective shareholders of AB&T or LHC, approval from appropriate regulatory agencies, a due diligence review by the Company, and other customary conditions to closing. The mergers are expected to be completed during the third quarter of 1996.

    In January, 1996, the Company announced negotiations to enter into a definitive merger agreement with New Iberia Bancorp, parent of The New Iberia Bank. On July 16, 1996, the Company announced that these merger discussions had been terminated because of the parties' inability to negotiate mutually acceptable terms.



                               Page 9 of 21 Pages

    In the second quarter of 1996, the Company declared a dividend of $0.25 per share payable July 1, 1996. This represents a 13.6% increase over the first quarter 1996 dividend of $0.22 and a 25.0% increase over the $0.20 per share dividend declared in each of 1995's first three quarters.

FINANCIAL CONDITION

Loans

    The Company experienced growth in average loans outstanding of $375 million or 29% for the second quarter of 1996 and $390 million or 31% for the year-to-date period when compared to the same periods in 1995. Total loans outstanding of $1.69 billion at June 30, 1996 were $104 million above the total outstanding at year end 1995. The Company's loan growth reflects both the continued favorable economic conditions in the Company's market area, which is primarily southern Louisiana, Mississippi and Alabama, as well as a focused effort to market the Banks' retail and commercial loan products.

    All categories of loans experienced solid growth from the second quarter of 1995 to the second quarter of 1996. Commercial loans, other than those secured by real estate, increased approximately $130 million or 22% between 1995 and 1996. Loans secured by commercial and other non-residential real estate collateral increased approximately $107 million or 26%. Loans to entities involved in manufacturing and wholesaling exhibited the strongest growth, although the overall increase was well distributed over diverse industries. Retail mortgages grew by approximately $98 million or 61% between these periods, largely as a result of the successful promotion of new retail loan products, while loans to individuals, which include various consumer installment and credit line loan products, increased $16 million or approximately 15%.

Deposits and Short-Term Borrowings

    The Company's average deposits increased $115 million or 4.4% for the second quarter of 1996 and $124 million or 4.8% for the first six months of 1996 when compared to the same periods in 1995. As is shown in Table 1, non-interest-bearing demand deposits increased $25 million or 3.1% for the second quarter and $28 million or 3.6% year to date in 1996. This table also shows that average time deposits, which includes both core deposits and certificates of deposit of $100,000 and over, increased $132 million or 18.2% between the second quarters of 1995 and 1996 and $153 million or 21.9% between the year-to-date periods. The growth within the time deposit category came both from core deposits of under $100,000, which increased $35 million for the quarter and $55 million year to date, and from certificates of deposit of $100,000 and over, which had a quarterly increase of $89 million and a year-to-date increase of $91 million. All of the Company's market areas experienced increases in the time deposit category.

    Second quarter average savings, NOW and money market account deposits decreased $41 million or 3.4% between 1995 and 1996. For the first six months of 1996 the decrease in these deposit categories from their 1995 levels was $57 million or 5.2%. Despite a moderate decline in market interest rates during 1995, higher-rate investment alternatives were available to these lower-cost depositors during the past year which fostered disintermediation of some deposit funds.


                               Page 10 of 21 Pages

    The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending facilities and part of the Company's services to correspondent banks and certain other customers. For the second quarter of 1996, average short-term borrowings increased $144 million compared to the same period in 1995. Year to date in 1996, the increase in average short-term borrowings was $141 million. The rise in short-term borrowings is partly attributable to the promotion of repurchase agreements in connection with an expansion of the Banks' cash management services. The Company's average short-term borrowing position, net of federal funds sold, was $300 million for the second quarter and $293 million year to date in 1996 compared to $145 million and $150 million, respectively, in 1995.

Investment in Securities

    The Company's total investment in securities was $1.40 billion at June 30, 1996, a decrease of approximately $42 million or 2.9% from the December 31, 1995 total of $1.44 billion. The average total investment securities portfolio outstanding decreased $76 million or 5.0% between the second quarter of 1995 and the second quarter of 1996 and $91 million or 5.8% between the year-to-date periods. Funds from maturing investments, particularly U. S. Treasury securities, have been used to satisfy increased loan demand between these periods.

    The mix of average investments has remained relatively stable, with U. S. Treasury and government agency securities, excluding mortgage-backed issues, representing between 74% and 80% of the totals and mortgage-backed issues representing between 10% and 17% of total securities. The weighted-average maturity of the overall portfolio of securities was 30 months at June 30, 1996 as compared with 25 months at June 30, 1995. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yields were 6.11% for the second quarter of 1996 and 6.08% for the year-to-date period. These yields represent increases of 23 and 21 basis points, respectively, over the yields realized during the comparable periods in 1995.

    Securities classified as available for sale constituted approximately 9% of the total investment portfolio at June 30, 1996 compared to 13% at year end 1995. These securities are reported at their estimated fair values in the consolidated statements of condition with the unrealized gain or loss reported, net of tax, as a separate component of shareholders' equity. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. In the second quarter of 1996, approximately $12 million of securities that had been classified by FNB as available for sale were transferred to the held to maturity category in accordance with the investment policies and practices of the combined institution after FNB was merged into Whitney National Bank in March 1996. This transfer was recorded at fair value. The unrealized gains and losses at the transfer date, which are included net of tax as a component of shareholders' equity, were insignificant. The Company maintains no trading portfolio.

Asset Quality

    Overall asset quality exhibited a trend of steady improvement over the past several years. As is shown in Table 3, for the first six months in 1996 total non-performing assets decreased $0.3 million from year end 1995 to $14.2 million at June 30, 1996. This total is $5.9 million or 30% below the level of non-performing assets at June 30, 1995. The Company recovered $1.4 million of previously charged-off loans in the second quarter of 1996 and $4.3 million year to date through June 30, 1996. As is shown in Table 2, over the same periods the Company identified $2.6 million and $3.4 million, respectively, of loans to be charged off as uncollectible against the reserve for possible loan losses, resulting in a net charge off for the second quarter of $1.2 million and a year-to-date net recovery of $0.9

                               Page 11 of 21 Pages
million. The Company was in a net recovery position for each of the comparable periods in 1995 totalling $1.8 million and $3.0 million, respectively.

    The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. No provision or reserve reduction was required for the second quarter or year to date in 1996. The small addition to the reserve in each of the first two quarters in 1995 reflects a provision recorded by the pooled institution. The reserve for possible loan losses represented 392% of non-performing loans at June 30, 1996 and 2.4% of total loans on this date. At year end 1995 this reserve coverage was 405% of non-performing loans and 2.5% of total loans.

    Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. The net operating income from these property interests, primarily from oil and gas royalties and real estate operations, was approximately $269,000 for the first six months of 1996, including approximately $54,000 in the second quarter, and approximately $83,000 for the first six months of 1995. Future dispositions of these assets may result in the recognition of substantial gains.

Capital Adequacy

    The Company's regulatory risk-based capital ratios declined slightly between December 31, 1995 and June 30, 1996, while its leverage ratio showed a small increase. Contributing to the decrease in the risk-based ratios was a shift in the asset mix to loans which are generally assigned a risk-weighting higher than for investment securities in the capital ratio calculation.

    The Company's regulatory capital ratios are shown here compared to the minimums currently required for regulatory classification as a "well capitalized" institution. The regulatory capital ratios for the Banks were also well in excess of minimum requirements at June 30, 1996.


                                                                                        Required for
                                                     June 30,          December 31,    well-capitalized
                                                       1996                 1995         institution
                                                     --------          ------------    ----------------

Tier 1 risk-based capital ratio                       16.76%               17.26%           6.00%


Total risk-based capital ratio                        18.02%               18.52%          10.00%


Tier 1 leverage capital ratio                         10.38%               10.08%           5.00%


                               Page 12 of 21 Pages

RESULTS OF OPERATIONS

Net Interest Income

    Taxable-equivalent net interest income increased $1.9 million or 5.4% between the second quarters of 1995 and 1996, despite a decline in the net interest margin from 4.92% to 4.73%. For the first six months of 1996, taxable-equivalent net interest income increased $4.4 million or 6.0%, while the net interest margin declined from 4.97% to 4.74%. A combination of factors contributed to these changes, the components of which are detailed in Table 1.

    Taxable-equivalent loan interest income increased $5.7 million or 19.1% for the second quarter and $13.8 million or 24.2% for the first six months of 1996 when compared to 1995. These increases were driven entirely by the growth in average loans outstanding between 1995 and 1996, which totalled $375 for the second quarter and $390 million year to date. The increase in interest income from loan growth was partially offset by the impact of a decrease in the quarterly and year-to-date effective loan yields in 1996 as compared to 1995. For the second quarter, the effective yield decreased 73 basis points to 8.62% in 1996 from 9.35% in 1995. For the year-to-date period, the yield decreased 56 basis points, to 8.72% in 1996 from 9.28% in 1995.

    The decreases in the effective loan yields reflect both the impact of variable and short-term fixed-rate loans repricing in a moderating interest rate environment as well as some increase in competitive pressure on the pricing of loans to new and existing relationships. Market interest rates trended lower throughout 1995 and early 1996, although there has been some firming in the second quarter of 1996. Over this period, bank prime rates decreased approximately 75 basis points. Approximately one-third of the Company's loan portfolio reprices with changes in prime.

    Taxable-equivalent interest income on investments securities for 1996's second quarter decreased $0.3 million or 1.2% from the second quarter of 1995. For the first six months of 1996, the decrease in investment income was $1.1 million or 2.2% from 1995. These decreases are consistent with reductions in the average investment in securities between 1995 and 1996, which totalled $77 million for the quarter and $91 million for the year-to-date period. Because of its maturity structure the effective yield on the Company's investment securities portfolio is not as immediately responsive to rising or falling market rates as are its loan yields. Because of this and with the modest shift in the portfolio mix toward mortgage-backed issues and from U. S. Treasury and government agency securities, the effective portfolio yield was 6.11% for the second quarter of 1996, an increase of 23 basis points from a yield of 5.88% for the second quarter of 1996. Year to date, the increase was 21 basis points, to 6.08% in 1996 from 5.87% in 1995.

    The net increase in taxable-equivalent interest income between 1995 and 1996 was $5.2 million or 9.8% for the second quarter and $12.4 million or 12.0% for the first six months. The overall effective earning-asset yield in the second quarter of 1996 was 7.43%, unchanged from the same period in 1995, while the year-to-date effective yield increased slightly to 7.45% from 7.39% in 1995.

    Interest expense increased $3.3 million or 18.4% in 1996's second quarter as compared to the same period in 1995. Year-to-date interest expense through June 30, 1996 also increased over the comparable 1995 period, by $8.3 million or 24.3%. These increases reflect in part the impact of the growth in average total interest-bearing liabilities between these periods, which totalled $235 million for the second quarter and $237 million year to date. These increases also reflect the rate structures of the markets in which the Company has made acquisitions since the beginning of 1995 and a shift in the deposit mix toward time deposits, a shift which is also partly attributable to recent acquisitions. The overall cost of funds rate on interest-bearing liabilities was 3.81% for both the second quarter and first six months of 1996. This represents increases of 22 and 37 basis points, respectively, compared to 3.59% in 1995's second quarter and 3.44% for the year-to-date period.

                               Page 13 of 21 Pages

Other Income and Expense

    Non-interest income, adjusted to exclude net gains from sales of foreclosed real estate and other foreclosed assets, increased $302 thousand or 3.8% to $8.3 million in the second quarter of 1996 from $8.0 million in the same period of 1995. Year to date, adjusted non-interest income increased $504 thousand or 3.1% to $16.8 million compared with $16.3 million for 1995. Income from service charges on deposit accounts, which accounted for approximately half of adjusted non-interest income in each of these periods, decreased by $230 thousand or 5.3% for the second quarter of 1996 and $450 thousand or 5.1% year-to-date as compared to 1995, primarily because of a decrease in fees charged to business related accounts. The reduction in the Company's FDIC deposit insurance premiums, as discussed below, led to a reduction in the deposit insurance assessment on business accounts and was partly responsible for the decrease in business account service fee income.

    The Company continued to expand its automated teller facilities during 1995 and the first six months of 1996. Fees generated from ATM operations increased $141 thousand or 47% for the second quarter of 1996 and $293 thousand or 51% for the year-to-date period over the comparable periods in 1995. Fee income from credit card related operations increased between these periods, reflecting both economic conditions as well as successful marketing efforts. Income from the Company's secondary mortgage loan operations also was higher in the second quarter and first six months of 1996 reflecting in part a more favorable interest rate environment during these periods than during the first half of 1995.

    Non-interest operating expenses were $30.3 million in the second quarter of 1996, which represents an increase of $628 thousand or 2.1% over 1996's second quarter total of $29.7 million. For the year-to-date period in 1996, total non-interest expenses were $63.2 million, including $2.8 million in expenses related to a completed merger in the first quarter. This is an increase of $4.4 million or 7.4% over the 1995 total of $58.8 million.

    Salaries and employee benefits expense totalled $15.7 million for the second quarter of 1996 compared to $14.7 million for the second quarter of 1995, an increase of $0.9 million or 6.4%. For the first six months of 1996, salaries and employee benefits expense increased $2.7 million or 9.2% to $32.5 million from $29.8 million in 1995. Approximately $0.8 million of the year-to-date increase relates to nonrecurring personnel costs incurred in connection with the merger completed in March 1996. An additional $0.4 million of this comparative increase was related to the new banking operations opened in Alabama in mid-February of 1995. The remaining year-to-date increase of $1.5 million or 5.0% and the quarterly increase noted above are attributable to regular merit increases, staff additions and various employee and management benefits and incentives.

    Non-interest expenses other than personnel-related expenses decreased $0.3 million or 2.1% between the second quarter of 1995 and the second quarter of 1996. Year to date, excluding approximately $2.0 million in expenses related to the completed merger in 1996, these expenses decreased $0.4 million or 1.2% from the comparable period in 1995.

    The dramatic decrease in the premium charged for FDIC deposit insurance during the second half of 1995 led to reduction in the Company's 1996 deposit insurance expense as compared to 1995 of $1.5 million for the second quarter and $2.9 million year to date. Occupancy expense increased $428 thousand or 22.7% in the second quarter of 1996 and $653 thousand or 17.3% for the year-to-date period reflecting both the expansion of the Company's branch network, primarily in the south Alabama market, and the ongoing program to upgrade the appearance and functionality of its administrative offices and a significant number of the Company's existing branches. Enhancements to the Company's data processing systems and automation capabilities during 1995 and 1996 as well as the continuing expansion of its ATM network contributed to an increase of approximately $300 thousand or 12% for the second quarter of 1996 and $600 thousand or 11% for the first six months in the expense for furnishings and equipment. Various other expense categories increased in 1996 as compared to 1995 by a total of approximately $500

                               Page 14 of 21 Pages
thousand for the second quarter and $1.3 million for the year-to-date period, including a $200 thousand increase related to certain legal settlements.

Income Taxes

    The Company provided for income taxes at an overall effective rate of 31.5% for the quarter and 31.2% year to date in 1996 as compared to 29.4% and 30.4%, respectively, for the same periods in 1995. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.


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

    Average core deposits, defined as all deposits other than time deposits of $100,000 or more, increased $18 million for the second quarter of 1996 and $26 million for the year-to-date period compared to the same periods in 1995. Core deposits comprised approximately 86% of total average deposits for the 1996 period and 89% of total average deposits in 1995.

    As of June 30, 1996, approximately $365 million or 29% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $129 million of investment securities was classified as available for sale at the end of 1996's second quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

    The Banks had approximately $961 million in unfunded loan commitments outstanding at June 30, 1996, an increase of $47 million from the level at December 31, 1995. Contingent obligations under letters of credit and financial guarantees increased moderately between these dates to a total of $83 million at June 30, 1996. Available credit card lines were $37 million at June 30, 1996, an increase of $6 million from year end 1995. Draws under these financial commitments should not place any unusual strain on the Company's liquidity position.

                               Page 15 of 21 Pages

TABLE 1.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)

                                    SECOND QUARTER ENDED JUNE 30,                              SIX MONTHS ENDED JUNE 30,
                                  1996                        1995                         1996                        1995
                     ---------------------------------------------------------------------------------------------------------------
                        Average  Income/ Yield/     Average  Income/ Yield/     Average   Income/ Yield/     Average  Income/ Yield/
                        Balance  Expense   Rate     Balance  Expense   Rate     Balance   Expense   Rate     Balance  Expense   Rate
                     ---------------------------------------------------------------------------------------------------------------
ASSETS
Loans (tax
 equivalent)
 (1),(2)............ $1,658,885  $35,666  8.62%  $1,284,369  $29,949  9.35%  $1,627,975  $ 70,794  8.72%  $1,238,434 $ 56,984  9.28%
                     ---------------------------------------------------------------------------------------------------------------

U. S. Treasury
 securities......... $  703,124  $ 9,819  5.60%  $  973,992  $13,196  5.43%  $  740,116  $ 20,614  5.59%  $  987,795 $ 26,674  5.44%
U.S. government
 agency securities..    366,900    5,607  6.11      236,996    3,520  5.94      347,217    10,495  6.05      251,863    7,412  5.88
Mortgage-backed
 securities ........    244,091    3,934  6.45      163,992    2,720  6.63      244,135     7,861  6.44      163,808    5,512  6.72
State and municipal
 securities
 (tax equivalent)
  (1)...............    129,815    2,669  8.22      127,524    2,637  8.27      132,110     5,473  8.29      129,282    5,330  8.25
Corporate bonds and
 other securities...      4,672       68  5.82       22,877      297  5.19        4,652       133  5.72       26,375      742  5.63
                     ---------------------------------------------------------------------------------------------------------------
  Total investment in
   securities (3)... $1,448,602  $22,097  6.11%  $1,525,381  $22,370  5.88%  $1,468,230  $ 44,576  6.08%  $1,559,123 $ 45,670  5.87%
                     ---------------------------------------------------------------------------------------------------------------

Federal funds sold..     28,148      378  5.31%      38,593      633  6.49%      29,940       825  5.45%      32,339    1,095  6.73%
                     ---------------------------------------------------------------------------------------------------------------
  Total interest-earning
   assets........... $3,135,635  $58,141  7.43%  $2,848,343  $52,952  7.43%  $3,126,145  $116,195  7.45%  $2,829,896 $103,749  7.39%
                     ---------------------------------------------------------------------------------------------------------------

Cash and due from
 financial
 institutions.......    187,589                     186,085                     188,999                      186,461
Bank premises and
 equipment, net.....     92,166                      73,478                      88,531                       72,276
Other real estate
 owned, net.........      4,575                       7,184                       4,685                        7,058
Other assets........     78,417                      86,012                      77,470                       82,594
Reserve for possible
 loan losses.......     (40,972)                    (40,333)                    (40,747)                     (38,923)
                     ----------                  ----------                  ----------                   ----------
  Total assets.....  $3,457,410                  $3,160,769                  $3,445,083                   $3,139,362
                     ==========                  ==========                  ==========                   ==========

LIABILITIES
Savings deposits...    $447,647  $ 2,986  2.68%  $  478,873  $ 3,192  2.67%  $  455,213  $  6,078  2.68%  $  487,993 $  6,476  2.68%
NOW and MMDA
 deposits..........     594,415    3,082  2.08      604,606    3,046  2.02      592,157     6,066  2.05      616,468    6,077  1.99
Time deposits......     857,812   11,188  5.23      725,528    9,091  5.03      851,061    22,294  5.25      698,074   16,607  4.80
                     ---------------------------------------------------------------------------------------------------------------
  Total interest-
   bearing
   deposits........  $1,899,874  $17,256  3.64%  $1,809,007  $15,329  3.40%  $1,898,431  $ 34,438  3.64%  $1,802,535 $ 29,160  3.26%
                     ---------------------------------------------------------------------------------------------------------------

Federal funds
 purchased and
  repurchase
   agreements......     328,251    3,937  4.74%     183,939    2,565  5.52%     323,123     7,881  4.82%     182,275   4,869   5.31%
                     ---------------------------------------------------------------------------------------------------------------
  Total interest-
   bearing
    liabilities....  $2,228,125  $21,193  3.81%  $1,992,946  $17,894  3.59%  $2,221,554  $ 42,319  3.81%  $1,984,810 $ 34,029  3.44%
                     ---------------------------------------------------------------------------------------------------------------

 Demand deposits,
 non-interest-
  bearing..........     827,643                     803,098                     823,787                      795,397
Other liabilities..      29,299                      27,364                      29,250                       27,382
Shareholders'
 equity............     372,343                     337,361                     370,492                      331,773
                     ----------                  ----------                  ----------                   ----------
  Total liabilities
   and
    shareholders'
     equity........  $3,457,410                  $3,160,769                  $3,445,083                   $3,139,362
                     ==========                  ==========                  ==========                   ==========

  Net interest
   income/margin
      (tax
       equivalent)
       (1).........              $36,948  4.73%              $35,058  4.92%              $ 73,876  4.74%             $ 69,720  4.97%
                                 =======  =====              =======  =====              ========  =====             ========  =====

(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35%.
(2)  Average  balance  includes  nonaccruing loans of  $8,500 and $13,411 for the second  quarters  and  $8,588  and $13,806 for the year-to-date periods in 1996 and 1995, respectively.
(3)  Average  balance  includes  unrealized  gain (loss) on  securities available for sale of ($1,073) and  ($3,098) for  the second quarters  and  $307  and ($5,294)  for the year-to-date  period  1995, respectively.  These amounts, primarily  associated with mortgage-backed securities, are excluded in calculating the yield.

                              Page 16 of 21 Pages

TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions, unaudited)

                                                                              1996                             1995
                                                                      -----------------      --------------------------------------
                                                                        2nd         1st        4th        3rd        2nd        1st
                                                                      -----------------      --------------------------------------
    Reserve balance, beginning of quarter........................     $41.4       $39.3      $36.1      $41.3      $39.4      $36.3
    Reserves provided through acquisition........................         -           -          -          -          -        1.8
    Provision for possible loan losses:
        Expense of providing loss reserves.......................         -           -        0.3          -        0.1        0.1
        Reduction of loss reserves...............................         -           -          -       (9.9)         -          -
    Loans charged off............................................      (2.6)       (0.8)      (0.5)      (0.5)      (1.1)      (1.4)
    Recoveries...................................................       1.4         2.9        3.4        5.2        2.9        2.6
                                                                      -----------------      --------------------------------------
    Reserve balance, end of quarter..............................     $40.2       $41.4      $39.3      $36.1      $41.3      $39.4
                                                                      =================      ======================================


TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions, unaudited)

                                                                              1996                             1995
                                                                      -----------------      --------------------------------------
                                                                        2nd         1st        4th        3rd        2nd        1st
                                                                      -----------------      --------------------------------------
Loans accounted for on a nonaccrual basis........................      $8.1       $10.2       $8.1       $9.3      $13.9      $14.5

Restructured loans...............................................       2.2         1.6        1.6          -          -          -

                                                                      -----------------      --------------------------------------
Total non-performing loans.......................................     $10.3       $11.8       $9.7       $9.3      $13.9      $14.5
                                                                      -----------------      --------------------------------------

Other real estate owned, net.....................................       3.9         4.7        4.8        5.4        6.2        7.2

Other foreclosed assets..........................................         -           -          -          -          -          -
                                                                      -----------------      --------------------------------------
Total non-performing assets......................................     $14.2       $16.5      $14.5      $14.7      $20.1      $21.7
                                                                      =================      ======================================

Net gain on sales of OREO........................................      $0.4        $0.2       $0.1          -       $0.5       $0.3
                                                                      =================      ======================================

Reserve for possible loan losses as a percent of:
   Total non-performing loans....................................       392%        351%       405%       388%       297%       272%
   Total loans...................................................       2.4%        2.6%       2.5%       2.6%       3.1%       3.2%

Non-performing loans as a percent of
   total loans...................................................      0.61%       0.74%      0.61%      0.67%      1.04%      1.16%

Non-performing assets as a percent of
   total assets..................................................      0.41%       0.47%      0.43%      0.46%      0.63%      0.69%

                              Page 17 of 21 Pages

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders of Whitney Holding Corporation was held on April 24, 1996, for the purpose of electing a board of directors, voting on an amendment to the Directors' Compensation Plan and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

    All of management's nominees for directors as listed in the proxy statement were elected. The votes for each nominee are set forth below:

                                              Shares
                                              Voted                     Shares
                                               FOR                     Withheld
                                            ----------                 --------
William A. Hines                            11,469,446                  314,056
William P. Snyder III                       11,421,342                  362,160

    The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

                  Shares                      Shares
                  Voted                       Voted                     Shares
                   FOR                       AGAINST                 ABSTAINING
             -------------------------------------------------------------------
               11,715,614                    44,428                     23,460

    The amendment to the Directors' Compensation Plan was approved by the following vote:

                  Shares                      Shares
                  Voted                       Voted                    Shares                    Shares
                   FOR                       AGAINST                 ABSTAINING                 NOT Voted
             --------------------------------------------------------------------------------------------
               10,373,225                    735,820                   230,757                   443,701



Item 6.  Exhibits and Reports on Form 8-K

(a) (3) Exhibits:

    Exhibit 3.1 - Copy of Composite Charter, incorporated by reference to the Company's March 31, 1993 Form 10-Q

    Exhibit 3.2 - Copy of Bylaws, as amended, incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 33-52983) filed with the Commission on April 5, 1994

    Exhibit 10.1 - Stock Option Agreement between Whitney Holding Corporation and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

    Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's June 30, 1993 Form 10-Q

    Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling, incorporated by reference to the Company's June 30, 1993 Form 10-Q


                               Page 18 of 21 Pages

    Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball, incorporated by reference to the Company's June 30, 1993 Form 10-Q

    Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr., incorporated by reference to the Company's June 30, 1993 Form 10-Q

    Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson, incorporated by reference to the Company's September 30, 1993 From 10-Q

    Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May, incorporated by reference to the Company's 1993 Form 10-K

    Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and John C. Hope, III, incorporated by reference to the Company's 1994 Form 10-K

    Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr., incorporated by reference to the Company's June 30, 1995 Form 10-Q

    Exhibit 10.10 - Long-term incentive program, incorporated by reference to the Company's 1991 Form 10-K

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

    Exhibit 10.14a -  Amendment  No. 1  to   the   Whitney  Holding  Corporation
    Directors' Compensation Plan

    Exhibit 10.15 - Amended and Restated Agreement and Plan of Merger between Whitney Holding Corporation and First Citizens BancStock, Inc., dated December 15, 1995, incorporated by reference to the Company's 1995 Form 10-K

    Exhibit 10.16 - Retirement Restoration Plan effective January 1, 1995, incorporated by reference to the Company's 1995 Form 10-K

    Exhibit 21 - Subsidiaries

    Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank and Whitney Bank of Alabama. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

    Exhibit 27 - Financial Data Schedule


                               Page 19 of 21 Pages

(b)  Reports on Form 8-K

The Registrant filed the following current reports on Form 8-K during the quarter for which this report is filed:

    Current report on Form 8-K dated January 19, 1996, filed on January 19, 1996 (Item 5 - Other Events), updating the Registrants' description of its securities registered under the Securities Exchange Act of 1934, as amended.

    Current report on Form 8-K dated January 24, 1996, filed January 26, 1996 (Item 5 - Other Events), announcing that the Registrant and The New Iberia Bancorp, Inc. would negotiate a definitive agreement for the acquisition of The New Iberia Bancorp, Inc. by the Registrant.

    Current report on Form 8-K dated March 8, 1996, filed March 25, 1996 (Item 2
    - Acquisition or Disposition of Assets), announcing the completion of the Registrant's acquisition by merger of First Citizens BancStock, Inc.




    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     WHITNEY HOLDING CORPORATION
                                                              (Registrant)



Date: August 13, 1996                            By:/s/ Edward B. Grimball
      ------------------------                      ----------------------------
                                                    Edward B. Grimball
                                                    Executive Vice President &
                                                    Chief Financial Officer



                               Page 20 of 21 Pages