Form 10-Q
period 1996-09-30
WHITNEY HOLDING CORP
filed 1996-11-14
CIK 106926

November 14, 1996







Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026
                                                              ------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended September 30, 1996.

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

For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

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


                                 (504) 586-7272
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

The Company has only one class of common stock, of which 17,165,056 shares were outstanding on September 30, 1996.

An exhibit index appears on page 18.


                               Page 1 of 29 Pages

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

    Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8


Part II.  Other Information

    Item 6. Exhibits and Reports on Form 8-K..................................20

Signature.....................................................................22

                               Page 2 of 29 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                                              September 30,   December 31,
 ASSETS                                                                                                 1996            1995
                                                                                                     (unaudited)
                                                                                                    -----------------------------
 Cash and due from financial institutions........................................................        $210,320        $226,356

 Investment in securities:
      Securities available for sale (at fair value)..............................................         124,497         190,092
      Securities held to maturity (fair value of $1,249,230 in 1996 and $1,268,518 in 1995)......       1,249,120       1,250,802

 Federal funds sold..............................................................................             300          21,160

 Loans...........................................................................................       1,795,725       1,586,861
 Less reserve for possible loan losses...........................................................          43,198          39,305
                                                                                                    -------------   -------------
    Loans, net...................................................................................       1,752,527       1,547,556

 Bank premises and equipment, net................................................................         101,575          81,442
 Other real estate owned, net....................................................................           2,837           4,824
 Accrued income receivable.......................................................................          28,917          29,380
 Other assets....................................................................................          45,196          42,609
                                                                                                    -------------   -------------
           TOTAL ASSETS..........................................................................      $3,515,289      $3,394,221
                                                                                                    =============   =============

 LIABILITIES
 Deposits:
      Non-interest-bearing demand deposits.......................................................        $878,690        $888,382
      Interest-bearing deposits..................................................................       1,817,816       1,887,407
                                                                                                    -------------   -------------
          Total deposits.........................................................................       2,696,506       2,775,789

 Federal funds purchased and securities sold under repurchase agreements.........................         404,696         227,094

 Dividends payable...............................................................................           4,291           3,273

 Other liabilities...............................................................................          25,331          23,193
                                                                                                    -------------   -------------

           TOTAL LIABILITIES.....................................................................      $3,130,824      $3,029,349
                                                                                                    -------------   -------------

 SHAREHOLDERS' EQUITY
 Common stock....................................................................................          $2,800          $2,800

 Capital surplus.................................................................................          67,628          62,635

 Retained earnings...............................................................................         322,305         306,075

 Net unrealized gain (loss) on securities available for sale or transferred to held to
     maturity, net of tax effect of $89 in 1996 and ($605) in 1995...............................            (165)          1,137
                                                                                                    -------------   -------------

           Total.................................................................................         392,568         372,647


 Treasury stock at cost and unearned restricted stock compensation...............................           8,103           7,775
                                                                                                    -------------   -------------

           TOTAL SHAREHOLDERS' EQUITY............................................................        $384,465        $364,872

           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY............................................................      $3,515,289      $3,394,221
                                                                                                    =============   =============
 The accompanying notes are an intergral part of these financial statements.

                               Page 3 of 29 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per-share amounts, unaudited)                                 FOR THE 3 MONTHS          FOR THE 9 MONTHS
                                                                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                                     1996         1995         1996         1995
                                                                                -----------------------   -----------------------
INTEREST INCOME
Interest and fees on loans....................................................     $38,470      $32,426     $108,883      $89,257
Interest and dividends on investments-
      U.S. Treasury and agency securities.....................................      14,706       16,081       45,813       50,161
      Mortgage-backed securities..............................................       3,865        2,628       11,727        8,143
      Obligations of states and political subdivisions........................       1,750        1,715        5,303        5,200
      Federal Reserve and corporate securities................................          59          177          191          921
Interest on federal funds sold................................................         166        1,451          990        2,546
                                                                                -----------------------   -----------------------
            TOTAL.............................................................     $59,016      $54,478     $172,907     $156,228
                                                                                -----------------------   -----------------------

INTEREST EXPENSE
Interest on deposits..........................................................     $17,004      $16,122      $51,441      $45,280
Interest on federal funds purchased and securities
      sold under repurchase agreement.........................................       4,291        2,454       12,172        7,323
                                                                                -----------------------   -----------------------
            TOTAL.............................................................     $21,295      $18,576      $63,613      $52,603
                                                                                -----------------------   -----------------------
Net interest income...........................................................     $37,721      $35,902     $109,294     $103,625
Provision (Reduction in reserve) for possible loan losses.....................           -       (9,900)           -       (9,750)
                                                                                -----------------------   -----------------------
Net interest income after provision for possible loan losses..................     $37,721      $45,802     $109,294     $113,375
                                                                                -----------------------   -----------------------

NON-INTEREST INCOME
Gain on sales of securities...................................................      $    -       $    -           $7      $     -
Other non-interest income.....................................................       9,342        8,020       27,225       25,083
                                                                                -----------------------   -----------------------
            TOTAL.............................................................      $9,342       $8,020      $27,232      $25,083
                                                                                -----------------------   -----------------------

NON-INTEREST EXPENSE
Salaries and employee benefits................................................     $16,593      $16,206      $49,074      $45,963
Occupancy of bank premises, net...............................................       2,690        2,074        7,123        5,854
Other non-interest expenses...................................................      12,536       11,495       38,833       36,803
                                                                                -----------------------   -----------------------
            TOTAL.............................................................     $31,819      $29,775      $95,030      $88,620
                                                                                -----------------------   -----------------------
Income before income taxes....................................................     $15,244      $24,047      $41,496      $49,838
Income tax expense............................................................       4,796        7,916       12,984       15,765
                                                                                -----------------------   -----------------------
Net income....................................................................     $10,448      $16,131      $28,512      $34,073
                                                                                =======================   =======================

Earnings per share:
     Primary                                                                         $0.61        $0.95        $1.66        $2.02
                                                                                =======================   =======================
     Fully diluted                                                                   $0.61        $0.95        $1.66        $2.00
                                                                                =======================   =======================

Weighted average actual number of
   shares outstanding.........................................................  17,138,624   16,845,646   17,045,536   16,793,048
                                                                                =======================   =======================


The accompanying notes are an integral part of these financial statements.





                               Page 4 of 29 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
                                                                                                For the 9 Months Ended
                                                                                                     September 30,
                                                                                                 1996             1995
                                                                                            --------------------------------
Cash flows from operating activities:
   Net income.............................................................................  $        28,512 $         34,073
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation........................................................................            7,154            5,950
      Provision for (reduction of) reserves for possible loan losses......................                -           (9,750)
      Provision for losses on OREO and other problem assets...............................              312               56
      Amortization of intangible assets and unearned restricted stock
         compensation.....................................................................            2,727            2,604
      Amortization of premiums and discounts on investment securities, net................            5,972           10,100
      Net gains on sales of OREO and other property.......................................           (2,174)            (787)
      Net gains on sales of investment securities.........................................               (7)               -
      Deferred tax expense (benefit)......................................................           (2,990)           1,443
      Increase (Decrease) in accrued income taxes.........................................            3,050            2,430
      (Increase) Decrease in accrued income receivable and other assets...................           (1,280)           1,358
      Increase (Decrease) in accrued expenses and other liabilities.......................              819              436
                                                                                            --------------------------------
      Net cash provided by operating activities...........................................  $        42,095 $         47,913
                                                                                            --------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity.....................  $       300,954 $        251,095
   Proceeds from maturities of investment securities available for sale...................           19,559           19,446
   Proceeds from sales of investment securities available for sale........................           31,515                -
   Purchases of investment securities held to maturity....................................         (292,355)         (79,302)
   Purchases of investment securities available for sale..................................                -          (15,353)
   Net (increase) decrease in loans.......................................................         (204,694)        (159,452)
   Net (increase) decrease in federal funds sold..........................................           20,860           16,676
   Proceeds from sales of OREO and other property.........................................            4,486            2,696
   Capital expenditures...................................................................          (27,287)          (9,400)
   Net cash (paid) received in business acquisition.......................................                -           (3,695)
   Other..................................................................................           (1,676)             674
                                                                                            --------------------------------
   Net cash provided by (used in) investing activities....................................  $      (148,638)$         23,385
                                                                                            --------------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits........................  $        (9,692)$         14,558
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit.............................................................          (62,386)        (137,009)
   Net increase (decrease) in certificates of deposit.....................................           (7,205)          56,489
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements.........................................................          177,602          (21,920)
   Exercise of stock options..............................................................            1,375               59
   Sale of common stock under employee savings plan and dividend
      reinvestment plan...................................................................            2,097            3,694
   Dividends paid.........................................................................          (11,284)          (8,880)
                                                                                            --------------------------------
   Net cash provided by (used in) financing activities....................................  $        90,507 $        (93,009)
                                                                                            --------------------------------

Net increase (decrease) in cash and cash equivalents......................................  $       (16,036)$        (21,711)
Cash and cash equivalents at the beginning of the period..................................          226,356          204,608
                                                                                            --------------------------------
Cash and cash equivalents at the end of the period........................................  $       210,320 $        182,897
                                                                                            ================================
Interest income received..................................................................  $       172,742 $        158,941
                                                                                            ================================

Interest expense paid.....................................................................  $        63,233 $         50,892
                                                                                            ================================

Net federal income taxes paid.............................................................  $        12,240 $         12,307
                                                                                            ================================


The accompanying notes are an integral part of these financial statements.

                               Page 5 of 29 Pages

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


(2) MERGERS AND ACQUISITIONS

    On March 8, 1996, Whitney Holding Corporation completed its merger with First Citizens BancStock, Inc. ("FCB"), the parent of The First National Bank in St. Mary Parish ("FNB St. Mary"). FNB St. Mary, which was merged into Whitney
National Bank, had total assets of approximately $243 million, including $147 million in loans, and total deposits of $214 million at the closing date. FCB shareholders received 2.03 million shares of Whitney Holding Corporation common stock with a market value at the time of approximately $63 million. Holders of FCB stock options as of the closing received options to buy approximately 192,000 shares of Company common stock at a weighted-averaged exercise price of $11.64. The merger has been accounted for as a pooling of interests.

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

    On October 25, 1996, the Company completed a merger with the American Bank & Trust ("AB&T") of Pensacola, Florida and with Liberty Holding Company ("LHC"), the parent of Liberty Bank, also of Pensacola, Florida. AB&T, with assets of $57 million, and Liberty Bank, with assets of $48 million, were merged into a newly-chartered wholly-owned banking subsidiary of the Company, Whitney National Bank of Florida. Shareholders of AB&T received 318 thousand shares of Whitney Holding Corporation

                               Page 6 of 29 Pages
common stock with a market value at the time of approximately $10.3 million. LHC shareholders received 436 thousand shares of Company stock with an approximate value of $14.1 million. The financial information presented in this Form 10-Q for the quarter ended September 30, 1996 does not reflect these mergers. In subsequent reporting periods, each of these mergers will be accounted for as as a pooling of interests.

    During October 1996, the Company entered into an agreement and plan of merger with First National Bankshares, Inc., the parent company of First National Bank of Houma ("FNB Houma"). FNB Houma, which will merge into WNB, operates five banking locations in south Louisiana, all in Terrebone Parish. FNB Houma has total assets of approximately $210 million, $111 million in loans, total deposits of $189 million and shareholders' equity of $17 million. The merger is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests. Shareholders of First National Bankshares will receive Whitney Holding Corporation common stock with a value of approximately $41 million. Consummation of the transaction is subject to approval by First National Bankshares' shareholders, approval from appropriate regulatory agencies, and other customary conditions to closing. The merger is expected to be completed during the first quarter of 1997.


                               Page 7 of 29 Pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

    Whitney Holding Corporation earned $10.4 million for the third quarter of 1996 or $0.61 per share. For the third quarter of 1995, the Company earned $16.1 million or $0.95 per share which included the effect of a $9.9 million net reduction in the reserve for possible loan losses. Excluding the after-tax effect of this reserve reduction, the Company earned $9.7 million or $0.57 for 1995's third quarter. Year-to-date through September 30, 1996, the Company earned $28.5 million or $1.66 per share, including the effect of $2.3 million in after-tax expenses related to a merger completed in March 1996. Before deducting the tax-effected merger expenses, the Company earned $30.8 million or $1.79 per share for the nine months ended September 30, 1996. For the first nine months of 1995, the Company earned $34.1 million or $2.00 per share on a fully-diluted basis. Before adding the after-tax effect of the year-to-date net reserve reduction, earnings were $27.7 million or $1.63 per fully-diluted share through September 30, 1995.

    Taxable-equivalent net interest income increased $1.9 million or 5.1% between the third quarters of 1995 and 1996, despite a decline in the taxable-equivalent net interest margin from 5.05% to 4.97%. Non-interest income improved by $1.3 million or 16.5% in the third quarter of 1996 from the same period in 1995, while non-interest expense increased $2.0 million or 6.9% between these periods.

    For the first nine months of 1996, taxable-equivalent net interest income increased $6.0 million or 5.7%. Between these periods the taxable-equivalent net interest margin declined from 4.99% to 4.81%. Non-interest income for the nine months ended September 30, 1996 increased $2.1 million or 8.6% over the same period in 1995. Year-to-date non-interest expense for 1996, which includes completed merger expenses of approximately $2.8 million, increased $6.4 million or 7.2% over 1995.

    The following compares the annualized return on average total assets and the return on average shareholders' equity for the three-month and nine-month periods ended September 30, 1996 and 1995.

                                                       1996                1995
                                                      -----               -----
Return on average assets:
    Third quarter-
         Total return                                  1.21%               1.40%
         Return, before reserve reduction              1.21%               1.19%
    Year to date -
         Total return                                  1.10%               1.37%
         Return, before merger related expenses
              and reserve reduction                    1.19%               1.17%

Return on average shareholders' equity:
    Third quarter-
         Total return                                 10.84%              12.95%
         Return, before reserve reduction             10.84%              11.06%
    Year to date -
         Total return                                 10.14%              12.91%
         Return, before merger related expenses
              and reserve reduction                   10.94%              10.98%

                               Page 8 of 29 Pages

    Non-performing assets decreased $1.9 million in the first nine months of 1996 from year end 1995 to $12.6 million at September 30, 1996. This total is $2.1 million or 14% below the level of non-performing assets at September 30, 1995. The reserve for possible loan losses was $43.2 million on September 30, 1996, an amount which represented 444% of total non-performing loans and 2.4% of total loans. At year end 1995, the reserve coverage was 405% of non-performing loans and 2.5% of total loans.

    For the third quarter of 1996, average earning assets were $3.11 billion, a net increase of $218 million or 7.5% from $2.90 billion in the third quarter of 1995. For the nine months ended September 30, 1996, average earning assets grew to $3.12 billion from $2.86 billion for the same period in 1995, an increase of $268 million or 9.4%. Average loans outstanding grew $387 million or 29% between the third quarters of 1995 and 1996 and $389 million or 31% between the year-to-date periods. The growth in the loan portfolio was partly funded by maturities of investment securities and the total average investment in securities in 1996 decreased $84 million for the third quarter and $88 million for the year-to-date period as compared to 1995. At September 30, 1996 earning assets totaled $3.17 billion compared to $3.05 billion at December 31, 1995.

    Average total deposits increased $29 million or 1.1% in the third quarter of 1996 to $2.67 billion when compared to the total of $2.65 billion in 1995's third quarter. For the year-to-date period, average deposits grew $95 million or 3.6% in 1996 compared to the same period in 1995. Total deposits at September 30, 1996 were $2.70 billion, a moderate decrease from $2.78 million at year end 1995. Short term funds obtained through purchases of federal funds and sales of securities under repurchase agreements, net of federal funds sold, increased on average by $251 million or 294% for the third quarter of 1996 and $180 million for the year-to-date period when compared to 1995. The increases in average total deposits and average short-term borrowings from 1995 to 1996 both supported the growth in average loans between these same periods.

    On March 8, 1996, the Company completed its merger with First Citizens BancStock, the parent of The First National Bank in St. Mary Parish ("FNB St. Mary"). FNB St. Mary, which was merged into Whitney National Bank, had total assets of approximately $243 million, including $147 million in loans, and total deposits of $214 million at the closing date. The merger has been accounted for as a pooling of interests and prior period information has been restated to present the combined financial results.

    On October 25, 1996, the Company completed a merger with the American Bank & Trust ("AB&T") of Pensacola, Florida and with Liberty Holding Company ("LHC"), the parent of Liberty Bank, also of Pensacola, Florida. AB&T, with assets of $57 million, and Liberty Bank, with assets of $48 million, were merged into a newly-chartered wholly-owned banking subsidiary of the Company, Whitney National Bank of Florida. Each of these mergers will be accounted for as a pooling of interest.

    During October 1996, the Company entered into a merger agreement with First National Bankshares, Inc., the parent company of First National Bank of Houma ("FNB Houma"). FNB Houma, which will be merged into Whitney National Bank, has total assets of approximately $210 million, $111 million in loans, total deposits of $189 million and shareholders' equity of $17 million. Shareholders of First National Bankshares will receive Whitney Holding Corporation common stock with a value of approximately $41 million. The merger will be accounted for as a pooling of interests. Consummation of the transaction is subject to approval by First National Bankshares' shareholders, approval from appropriate regulatory agencies, and other customary conditions to closing. The merger is expected to be completed during the first quarter of 1997.


                               Page 9 of 29 Pages

    In the third quarter of 1996, the Company declared a dividend of $0.25 per share, the same as for the previous quarter and a 13.6% increase over the first quarter 1996 dividend of $0.22 per share. The third quarter 1996 dividend represents a 25% increase over the $0.20 per share dividend declared in each of 1995's first three quarters.


FINANCIAL CONDITION

Loans

    The Company achieved growth in average loans outstanding of $387 million or 29% for the third quarter of 1996 and $389 million or 31% for the year-to-date period when compared to the same periods in 1995. Total loans outstanding of $1.80 billion at September 30, 1996 were $209 million above the total outstanding at year end 1995. The Company's loan growth reflects both the continued favorable economic conditions in the Company's market area, which is primarily southern Louisiana, Mississippi and Alabama, as well as a focused effort to market the Banks' retail and commercial loan products.

    All categories of loans experienced solid growth from the third quarter of 1995 to the third quarter of 1996. Commercial loans, other than those secured by real estate, increased approximately $162 million or 26% between 1995 and 1996. Loans secured by commercial real estate and non-retail residential mortgage loans together increased approximately $105 million or 24%. The overall increase was well distributed over diverse industries, including loans to entities involved in manufacturing, wholesaling, retailing, and natural resource exploration and development. Retail mortgages grew by approximately $114 million or 65% between these periods, largely as a result of the successful promotion of new retail loan products, while loans to individuals, which include various consumer installment and credit line loan products, increased $14 million or approximately 13%.

Deposits and Short-Term Borrowings

    The Company's average deposits increased $29 million or 1.1% for the third quarter of 1996 and $95 million or 3.6% for the first nine months of 1996 when compared to the same periods in 1995. As is shown in Table 1, average non-interest-bearing demand deposits have been relatively stable between 1995 and 1996, decreasing $13 million or 1.6% in the third quarter of 1996 and increasing $16 million or 1.9% for the year-to-date period in 1996. This table also shows that average time deposits, which includes both core deposits and certificates of deposit and other time deposits of $100,000 and over, increased $86 million or 11.3% between the third quarters of 1995 and 1996 and $131 million or 18.3% between the year-to-date periods. The growth within the time deposit category came both from core deposits of under $100,000, which increased $12 million for the quarter and $41 million year to date, and from time of deposit of $100,000 and over, which had a quarterly increase of $74 million and a year-to-date increase of $90 million. All of the Company's market areas experienced increases in the time deposit category.

    Third  quarter  average  savings,  NOW and  money  market  account  deposits decreased $44 million or 4.1% between 1995 and 1996. For the first nine months of 1996 the decrease in these deposit categories from their 1995 levels was $52 million or 4.8%. Despite a moderate decline in market interest rates during 1995, higher-rate investment alternatives have been available to these lower-cost depositors during the past year which has fostered disintermediation of some deposit funds.




                               Page 10 of 29 Pages

    The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending facilities and part of the Company's services to correspondent banks and certain other customers. For the third quarter of 1996, average short-term borrowings increased $166 million compared to the same period in 1995. Year to date in 1996, the increase in average short-term borrowings was $146 million. The Company has used short-term borrowings, particularly repurchase agreements, to provide funds to support the growth in the loan portfolio. The rise in short-term borrowings is also partly attributable to the promotion of repurchase agreements in connection with an expansion of the Banks' cash management services. The Company's average short-term borrowing position, net of federal funds sold, was $337 million for the third quarter and $308 million year to date in 1996 compared to $86 million and $128 million, respectively, in 1995.

Investment in Securities

    The Company's total investment in securities was $1.37 billion at September 30, 1996, a decrease of approximately $67 million or 4.7% from the December 31, 1995 total of $1.44 billion. The average total investment securities portfolio outstanding decreased $84 million or 5.7% between the third quarter of 1995 and the third quarter of 1996 and $88 million or 5.8% between the year-to-date periods. Funds from unreinvested investment maturities have been used to satisfy increased loan demand between these periods.

    The mix of average investments has remained relatively stable, with U. S. Treasury and government agency securities, excluding mortgage-backed issues, representing between 73% and 79% of the totals and mortgage-backed issues representing between 11% and 17% of total securities. The weighted-average maturity of the overall portfolio of securities was 32 months at September 30, 1996 as compared with 24 months at September 30, 1995. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yields were 6.17% for the third quarter of 1996 and 6.11% for the year-to-date period. These yields represent increases of 31 and 24 basis points, respectively, over the yields realized during the comparable periods in 1995.

    Securities classified as available for sale constituted approximately 9% of the total investment portfolio at September 30, 1996 compared to 14% at year end 1995. These securities are reported at their estimated fair values in the consolidated statements of condition with the unrealized gain or loss reported, net of tax, as a separate component of shareholders' equity. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. In the second quarter of 1996, approximately $12 million of securities that had been classified by FNB St. Mary as available for sale were transferred to the held to maturity category in accordance with the investment policies and practices of the combined institution after FNB was merged into Whitney National Bank in March 1996. This transfer was recorded at fair value. The unrealized gains and losses at the transfer date, which are included net of tax as a component of shareholders' equity, were insignificant. The Company maintains no trading portfolio.


Bank Premises and Equipment

    The net investment in bank premises and equipment at September 30, 1996 of $102 million represents a $20 million or 25% increase from the level at year end 1995. Beginning in 1995 and continuing in 1996, the Company has accelerated the expansion of its branch network, including automated teller machines, the renovation or replacement of existing branch facilities, and the enhancement of its facilities

                               Page 11 of 29 Pages
for its support operations. During 1996, the Company has completed or begun construction on thirteen new branch locations throughout its market area and recently opened a new operations center.


Asset Quality

    Overall asset quality exhibited a trend of steady improvement over the past several years. As is shown in Table 3, for the first nine months in 1996 total non-performing assets decreased $1.9 million from year end 1995 to $12.6 million at September 30, 1996. This total is $2.1 million or 14% below the level of non-performing assets at September 30, 1995. The Company recovered $4.2 million of previously charged-off loans in the third quarter of 1996 and $8.5 million year to date through September 30, 1996. As is shown in Table 2, over the same periods the Company identified $1.2 million and $4.6 million, respectively, of loans to be charged off as uncollectible against the reserve for possible loan losses, resulting in a net recovery for the third quarter of $3.0 million and a year-to-date net recovery of $3.9 million. The Company was in a net recovery position for each of the comparable periods in 1995 totaling $4.7 million and $7.7 million, respectively.

    The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. No provision or reserve reduction was required for the third quarter or year to date period in 1996. With the significant net recoveries through the first nine months of 1995 and the continued improvement in overall asset quality, the Company was able to return to income $9.9 million of the reserve for possible loan losses in 1995's third quarter. Year to date in 1995, the net reserve reduction was $9.8 million, which includes some small quarterly provisions recorded by the pooled entity. The reserve for possible loan losses represented 444% of non-performing loans at September 30, 1996 and 2.4% of total loans on this date. At year end 1995 this reserve coverage was 405% of non-performing loans and 2.5% of total loans.

    Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. The net operating income from these property interests, primarily from oil and gas royalties and real estate operations, was approximately $775 thousand for the first nine months of 1996, including $504 thousand in the third quarter of which approximately $360 thousand relates to the sale of seventy-seven acres of vacant land to the town of Berwick, Louisiana. For the first nine months of 1995, operating income derived from these property interests totalled approximately $137 thousand. Future dispositions of these assets may result in the recognition of substantial gains.















                               Page 12 of 29 Pages

Capital Adequacy

    The Company's regulatory risk-based capital ratios declined slightly between December 31, 1995 and September 30, 1996, while its leverage ratio showed a small increase. Contributing to the decrease in the risk-based ratios was a shift in the asset mix to loans which are generally assigned a risk-weighting higher than for investment securities in the capital ratio calculation.

    The Company's regulatory capital ratios are shown here compared to the minimums currently required for regulatory classification as a "well capitalized" institution. The regulatory capital ratios for the Banks were also well in excess of minimum requirements at September 30, 1996.

                                                                                        Required for
                                                     September 30,     December 31,   well-capitalized
                                                          1996             1995          institution
                                                   ------------------------------------------------------

Tier 1 risk-based capital ratio                          16.31%           17.26%             6.00%


Total risk-based capital ratio                           17.57%           18.52%            10.00%


Tier 1 leverage capital ratio                            10.35%           10.08%             5.00%

                               Page 13 of 29 Pages

RESULTS OF OPERATIONS

Net Interest Income

    Taxable-equivalent net interest income increased $1.9 million or 5.1% between the third quarters of 1995 and 1996, despite a decline in the net interest margin from 5.05% to 4.97%. For the first nine months of 1996, taxable-equivalent net interest income increased $6.0 million or 5.7%, while the net interest margin declined from 4.99% to 4.81%. A combination of factors contributed to these changes, the components of which are detailed in Table 1.

    Taxable-equivalent loan interest income increased $6.1 million or 18.8% for the third quarter and $19.9 million or 22.2% for the first nine months of 1996 when compared to 1995. These increases were driven by the growth in average loans outstanding between 1995 and 1996, which totalled $387 million for the third quarter and $389 million year to date. The increase in interest income from loan growth was partially offset by the impact of a decrease in the quarterly and year-to-date effective loan yields in 1996 as compared to 1995. For the third quarter, the effective yield decreased 73 basis points to 8.89% in 1996 from 9.62% in 1995. For the year-to-date period, the yield decreased 62 basis points, to 8.77% in 1996 from 9.39% in 1995.

    The decreases in the effective loan yields reflect both the impact of variable and short-term fixed-rate loans repricing in a moderating interest rate environment as well as some increase in competitive pressure on the pricing of loans to new and existing relationships. Market interest rates trended lower throughout 1995 and early 1996. Over this period, bank prime rates decreased approximately 75 basis points. Approximately one-third of the Company's loan portfolio reprices with changes in prime.

    Taxable-equivalent interest income on investments securities for 1996's third quarter decreased $0.2 million or 0.9% from the third quarter of 1995. For the first nine months of 1996, the decrease in investment income was $1.3 million or 1.9% from 1995. These decreases are consistent with reductions in the average investment in securities between 1995 and 1996, which totalled $84 million for the quarter and $88 million for the year-to-date period. Because of its maturity structure the effective yield on the Company's investment securities portfolio is not as immediately responsive to rising or falling market rates as are its loan yields. Because of this and with the modest shift in the portfolio mix toward mortgage-backed issues and U. S. government agency securities and from U. S. Treasury securities, the effective portfolio yield was 6.17% for the third quarter of 1996, an increase of 31 basis points from a yield of 5.86% for the third quarter of 1995. Year to date, the increase was 24 basis points, to 6.11% in 1996 from 5.87% in 1995.

    The net increase in taxable-equivalent interest income between 1995 and 1996 was $4.6 million or 8.3% for the third quarter and $17.1 million or 10.7% for the first nine months. The overall effective earning-asset yield in the third quarter of 1996 was 7.67%, a slight improvement over the 7.59% yield realized in the same period in 1995. The year-to-date effective yield in 1996 also increased slightly to 7.52% from 7.45% in 1995.

    Interest expense increased $2.7 million or 14.6% in 1996's third quarter as compared to the same period in 1995. Year-to-date interest expense through September 30, 1996 also increased over the comparable 1995 period, by $11.0 million or 20.9%. These increases reflect in part the impact of the growth in average total interest-bearing liabilities, and particularly short-term borrowings, between these periods, which totalled $208 million for the third quarter and $225 million year to date. These increases also reflect the rate structures of the markets in which the Company has made acquisition since the beginning of 1995 and a shift in the deposit mix toward time deposits, a shift which is also partly attributable to recent acquisitions. The overall cost of funds rate on interest-bearing liabilities was 3.81% for both the third quarter and first nine months of 1996. This represents increases of 13 and 29 basis

                               Page 14 of 29 Pages
points, respectively, compared to rates of 3.68% in 1995's third quarter and 3.52% for the year-to-date period.


Other Income and Expense

    Non-interest income, adjusted to exclude net gains from sales of foreclosed real estate and other foreclosed assets, increased $0.5 million or 5.9% to $8.5 million in the third quarter of 1996 from $8.0 million in the same period of 1995. Year to date, adjusted non-interest income increased $1.2 million or 4.9% to $25.2 million compared with $24.0 million for 1995.

    Income from service charges on deposit accounts, which accounted for approximately half of adjusted non-interest income in each of these periods, was virtually unchanged for the third quarter of 1996 as compared to 1995. For the year-to-date period in 1996, service charge income decreased $0.5 million or 3.6% as compared to 1995. The reduction in the Company's FDIC deposit insurance premiums, as discussed below, led to a reduction in the deposit insurance assessment on business accounts and was partly responsible for the decrease in service charge income.

    The Company continued to expand its automated teller facilities during 1995 and the first nine months of 1996. Fees generated from ATM operations increased $0.2 million or 68% for the third quarter of 1996 and $0.5 million or 57% for the year-to-date period over the comparable periods in 1995. Fee income from credit card related operations increased between these periods, reflecting both economic conditions as well as successful marketing efforts. Income from the Company's secondary mortgage loan operations also was higher in the third quarter and first nine months of 1996 reflecting in part a somewhat more favorable interest rate environment during these periods than during 1995.

    Non-interest operating expenses were $31.8 million in the third quarter of 1996, which represents an increase of $2.0 million or 6.9% over 1995's third quarter total of $29.8 million. For the year-to-date period in 1996, total non-interest expenses were $95.0 million, including $2.8 million in expenses related to a completed merger in the first quarter. This is an increase of $6.4 million or 7.2% over the 1995 total of $88.6 million.

    Salaries and employee benefits expense totaled $16.6 million for the third quarter of 1996 compared to $16.2 million for the third quarter of 1995, an increase of $0.4 million or 2.4%. For the first nine months of 1996, salaries and employee benefits expense increased $3.1 million or 6.8% to $49.1 million from $46.0 million in 1995. Approximately $0.8 million of the year-to-date increase relates to nonrecurring personnel costs incurred in connection with the merger completed in March 1996. An additional $0.4 million of this comparative increase was related to the new banking operations opened in Alabama in mid-February of 1995. The remaining year-to-date increase of $1.9 million or 4.2% and the quarterly increase noted above are attributable to regular merit increases and staff additions and to the net change in the cost of various employee and management benefit and incentive programs.

    Non-interest expenses other than personnel-related expenses increased $1.7 million or 12.2% between the third quarter of 1995 and the third quarter of 1996. Year to date, these expenses increased $3.3 million or 7.7%. Excluding the relocation expenses discussed below and approximately $2.0 million in first quarter 1996 merger expenses, non-personnel-related operating expenses increased $1.2 million or 8.5% in the third quarter of 1996 as compared to 1995 and increased $0.8 million or 1.9% for the first nine months of 1996.

    Contributing to both the quarterly and year-to-date operating expense increases in 1996 was approximately $0.5 million in expenses incurred in connection with the relocation of the Company's data processing and operational support departments to the newly-opened operations center, which began near the end of the third quarter of 1996. The costs of completing the relocation and making this new center

                               Page 15 of 29 Pages
fully functional, currently estimated at an additional $0.5 million, will be expensed in the fourth quarter of 1996.

    Occupancy expense increased $0.6 million or 29.7% for the third quarter of 1996 and $1.3 million or 21.7% for the year-to-date period, reflecting both the expansion of the Company's branch network and the ongoing program to upgrade the appearance and functionality of its administrative offices, operations facilities and a significant number of the Company's existing branches. Within the past year, the Company opened nine new branch locations, renovated two additional branch locations and its main banking offices, and began its move into the new operations center. The additions to the branch network, the continuing expansion of the Company's ATM network and various enhancements to the Company's data processing systems and automation capabilities during 1995 and 1996, all contributed to an increase of approximately $0.4 million or 17% for the second quarter and $1.0 million or 13% for the first nine months in the expense for furnishings and equipment.

    The dramatic decrease in the premium charged for FDIC deposit insurance during the second half of 1995 led to a reduction in the Company's 1996 year-to-date deposit insurance expense of approximately $2.5 million as compared to 1995. For the third quarter of 1996, there was a small increase in this expense category as compared to 1995 because of a one-time insurance assessment that resulted from legislation enacted in September 1996 to recapitalize the deposit insurance fund for the savings and loan industry.

    A net increase of approximately $0.7 million in various other expense categories for the third quarter of 1996 was fully offset by a recovery of collection costs as part of a legal settlement during that quarter. The net increase in various other expense categories for the first nine months of 1996 was approximately $1.0 million, including a $0.5 million net recovery from legal settlements for the year-to-date period.


Income Taxes

    The Company provided for income taxes at an overall effective rate of 31.5% for the quarter and 31.3% year to date in 1996 as compared to 32.9% and 31.6%, respectively, for the same periods in 1995. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.


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

    Average core deposits, defined as all deposits other than time deposits of $100,000 or more, decreased $45 million for the third quarter of 1996 and were essentially unchanged for the year-to-date period

                               Page 16 of 29 Pages
compared to the same periods in 1995. Core deposits comprised approximately 86% of total average deposits for the 1996 periods and 88% of total average deposits in 1995.

    As of September 30, 1996, approximately $363 million or 29% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $124 million of investment securities was classified as available for sale at the end of 1996's third quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

    The Banks had approximately $1.0 billion in unfunded loan commitments outstanding at September 30, 1996, an increase of $82 million from the level at December 31, 1995. Contingent obligations under letters of credit and financial guarantees decreased slightly between these dates to a total of $76 million at September 30, 1996. Available credit card lines were $39 million at September 30, 1996, an increase of $8 million from year end 1995. Draws under these financial commitments should not place any unusual strain on the Company's liquidity position.

                               Page 17 of 29 Pages

TABLE 1.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)
                     THIRD QUARTER ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                                   1996                       1995                       1996                         1995
                      --------------------------------------------------------------------------------------------------------------
                        Average   Income/  Yield/   Average  Income/  Yield/  Average   Income/   Yield/  Average    Income/  Yield/
                        Balance   Expense  Rate     Balance  Expense  Rate    Balance   Expense   Rate    Balance    Expense  Rate
                      --------------------------------------------------------------------------------------------------------------
ASSETS
Loans (tax
  equivalent)
  (1),(2)............ $1,725,003  $38,607  8.89% $1,337,940  $32,508  9.62% $1,661,418  $109,397  8.77% $1,271,942   $89,495   9.39%
                      --------------------------------------------------------------------------------------------------------------
U. S. Treasury
  securities.........   $677,274   $9,614  5.63%   $925,523  $12,611  5.41%   $719,051   $30,227  5.60%   $966,875   $39,256   5.43%
U.S. government
  agency securities..    322,271    5,092  6.32     233,570    3,470  5.94     339,011    15,586  6.13     245,536    10,905   5.92
Mortgage-backed
  securities ........    240,740    3,865  6.42     159,807    2,628  6.58     243,040    11,727  6.43     162,573     8,143   6.68
State and municipal
  securities (tax
  equivalent) (1)....    132,145    2,688  8.14     127,128    2,629  8.27     132,171     8,160  8.23     128,556     7,959   8.25
Corporate bonds and
  other securities...      4,553       59  5.18      14,653      177  4.83       4,625       191  5.49      22,425       921   5.48
                      --------------------------------------------------------------------------------------------------------------
  Total investment
    in securities
    (3).............. $1,376,983  $21,318  6.17% $1,460,681  $21,515  5.86% $1,437,898   $65,891  6.11% $1,525,965   $67,184   5.87%
                      --------------------------------------------------------------------------------------------------------------

Federal funds
  sold...............     12,101      166  5.37%     97,579    1,451  5.82%     23,989       990  5.42%     57,519     2,546   5.84%
                      --------------------------------------------------------------------------------------------------------------
  Total interest-
    earning assets... $3,114,087  $60,091  7.67% $2,896,200  $55,474  7.59% $3,123,305  $176,278  7.52% $2,855,426  $159,225   7.45%
                      --------------------------------------------------------------------------------------------------------------

Cash and due from
  financial
  institutions.......    184,266                    184,691                    187,845                     185,279
Bank premises and
  equipment, net.....      9,175                     74,708                     92,155                      73,096
Other real estate
  owned, net.........      3,190                      6,114                      4,184                       6,738
Other assets.........     77,672                     81,388                     77,448                      80,860
Reserve for possible
  loan losses........    (42,688)                   (42,298)                   (41,416)                    (40,060)
                      ----------                 ----------                 ----------                  ----------
  Total assets....... $3,435,702                 $3,200,803                 $3,443,521                  $3,161,339
                      ==========                 ==========                 ==========                  ==========

LIABILITIES
Savings deposits.....   $438,386   $2,970  2.69%   $476,726   $3,222  2.68%   $449,563    $9,047  2.68%   $484,196    $9,698   2.68%
NOW and MMDA
  deposits...........    578,888    3,097  2.12     584,555    2,982  2.02     588,108     9,163  2.08     605,720     9,059   2.00
Time deposits........    842,162   10,937  5.15     756,437    9,918  5.20     848,847    33,231  5.22     717,712    26,523   4.94
                      --------------------------------------------------------------------------------------------------------------
  Total interest-
   bearing deposits.. $1,859,436  $17,004  3.63% $1,817,718  $16,122  3.52% $1,886,518   $51,441  3.63% $1,807,628   $45,280   3.35%
                      --------------------------------------------------------------------------------------------------------------

Federal funds
  purchased and
  repurchase
  agreements.........    349,292    4,291  4.81%    183,269    2,454  5.24%    331,909    12,172  4.82%    185,732     7,323   5.20%
                      --------------------------------------------------------------------------------------------------------------
  Total interest-
   bearing
   liabilities....... $2,208,728  $21,295  3.81% $2,000,987  $18,576  3.68% $2,218,427   $63,613  3.81% $1,993,360   $52,603   3.52%
                      --------------------------------------------------------------------------------------------------------------

Demand deposits,
  non-interest-
  bearing............    815,497                    828,399                    821,231                     805,557
Other liabilities....     29,209                     26,079                     29,148                      26,619
Shareholders' equity.    382,268                    345,338                    374,715                     335,803
                      ----------                 ----------                 ----------                  ----------
  Total liabilities
    shareholders'
    equity........... $3,435,702                 $3,200,803                 $3,443,521                  $3,161,339
                      ==========                 ==========                 ==========                  ==========

  Net interest
    income/margin
      (tax
       equivalent)...             $38,796  4.97%             $36,898  5.05%             $112,665  4.81%             $106,622   4.99%
                                  =======  =====             =======  =====             ========  =====             ========   =====

(1) Tax equivalent  amounts are calculated  using a marginal  federal income tax rate of 35%.
(2)  Average balance includes nonaccruing loans of $7,426 and $10,249 for the third quarters and $8,202 and $12,483  for  the year-
     to-date periods in 1996 and 1995, respectively.
(3)  Average balance includes unrealized gain (loss) on securities available for sale of ($742), and  ($50) for the  third  quarters and ($1) and ($2,713) for the  year-to-date  periods in 1996 and 1995,  respectively.  These amounts, primarily associated with mortgage-backed securities, are excluded in calculating the yield.


                               Page 18 of 29 Pages

TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions, unaudited)

                                                                                     1996                        1995
                                                                            ---------------------   -----------------------------
                                                                              3rd     2nd     1st     4th     3rd     2nd     1st
                                                                            ---------------------   -----------------------------
    Reserve balance, beginning of quarter.................................  $40.2   $41.4   $39.3   $36.1   $41.3   $39.4   $36.3
    Reserves provided through acquisition.................................      -       -       -       -       -       -     1.8
    Provision for possible loan losses:
        Expense of providing loss reserves................................      -       -       -     0.3       -     0.1     0.1
        Reduction of loss reserves........................................      -       -       -       -    (9.9)      -       -
    Loans charged off.....................................................   (1.2)   (2.6)   (0.8)   (0.5)   (0.5)   (1.1)   (1.4)
    Recoveries............................................................    4.2     1.4     2.9     3.4     5.2     2.9     2.6
                                                                            ---------------------   -----------------------------
    Reserve balance, end of quarter.......................................  $43.2   $40.2   $41.4   $39.3   $36.1   $41.3   $39.4
                                                                            =====================   =============================


TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions, unaudited)

                                                                                     1996                        1995
                                                                            ---------------------   -----------------------------
                                                                              3rd     2nd     1st     4th     3rd     2nd     1st
                                                                            ---------------------   -----------------------------
Loans accounted for on a nonaccrual basis.................................   $7.4    $8.1   $10.2    $8.1    $9.3   $13.9   $14.5

Restructured loans........................................................    2.4     2.2     1.6     1.6       -       -       -

                                                                            ---------------------   -----------------------------
Total non-performing loans................................................   $9.8   $10.3   $11.8    $9.7    $9.3   $13.9   $14.5
                                                                            ---------------------   -----------------------------

Other real estate owned, net..............................................    2.8     3.9     4.7     4.8     5.4     6.2     7.2
                                                                            ---------------------   -----------------------------
Total non-performing assets...............................................  $12.6   $14.2   $16.5   $14.5   $14.7   $20.1   $21.7
                                                                            =====================   =============================

Net gain on sales of OREO.................................................   $0.5    $0.4    $0.2    $0.1       -    $0.5    $0.3
                                                                            =====================   =============================

Reserve for possible loan losses as a percent of:
   Total non-performing loans.............................................    444%    392%    351%    405%    388%    297%    272%
   Total loans............................................................    2.4%    2.4%    2.6%    2.5%    2.6%    3.1%    3.2%

Non-performing loans as a percent of
   total loans............................................................   0.54%   0.61%   0.74%   0.61%   0.67%   1.04%   1.16%

Non-performing assets as a percent of
   total assets...........................................................   0.36%   0.41%   0.47%   0.43%   0.46%   0.63%   0.69%


                               Page 19 of 29 Pages

PART II. OTHER INFORMATION

Item 4.  Submission of Matters
                  None

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

                               Page 20 of 29 Pages

    Exhibit 10.14 - Directors' Compensation Plan, incorporated by reference to the Company's Proxy Statement dated March 24, 1994

    Exhibit 10.14a - Amendment   No.  1  to  the   Whitney  Holding  Corporation
    Directors' Compensation Plan, incorporated by reference to the Company's Proxy Statement dated March 15, 1996

    Exhibit 10.15 - Amended and Restated Agreement and Plan of Merger between Whitney Holding Corporation and First Citizens BancStock, Inc., dated December 15, 1995, incorporated by reference to the Company's 1995 Form 10-K

    Exhibit 10.16 - Retirement Restoration Plan effective January 1, 1995, incorporated by reference to the Company's 1995 Form 10-K

    Exhibit 10.17 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard

    Exhibit 21 - Subsidiaries

    Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank and Whitney Bank of Alabama. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

    Exhibit 27 - Financial Data Schedule


                               Page 21 of 29 Pages

(b)  Reports on Form 8-K

The Registrant filed the following current reports on Form 8-K during the quarter for which this report is filed:

    None


    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 WHITNEY HOLDING CORPORATION
                                                         (Registrant)



Date: November 14, 1996                       By:/s/ Edward B. Grimball
     --------------------------                  -------------------------------
                                                  Edward B. Grimball
                                                  Executive Vice President &
                                                  Chief Financial Officer



                               Page 22 of 29 Pages

Exhibit 10.17

                           WHITNEY HOLDING CORPORATION
                                       and
                              WHITNEY NATIONAL BANK

                               EXECUTIVE AGREEMENT
                               -------------------

      THIS AGREEMENT (the "Agreement") is made by and between WHITNEY HOLDING CORPORATION, a corporation organized and existing under the laws of the State of Louisiana (the "Holding Corporation"), WHITNEY NATIONAL BANK, a financial institution organized and existing under the laws of the United States (the "Bank"), and Rodney D. Chard (the "Executive").

        WHEREAS, the Executive is presently employed by each of the Holding Corporation and the Bank as an Executive Vice President.

        NOW, THEREFORE, effective July 24, 1996, the Holding Corporation, the Bank and the Executive agree as follows:

                                    SECTION I
                                    ---------
                                   DEFINITIONS
                                   -----------

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

                                      - 1 -



                               Page 23 of 29 Pages

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

                                       - 2 -


                               Page 24 of 29 Pages

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

        c. In accordance with Section 2.2 hereof, provide for the benefit of the Executive, his spouse, and his dependents, if any, coverage under the plans, policies or programs (as the same may be amended from time to time) maintained by the Company for the purpose of providing medical benefits and life insurance to other executives of the Company with comparable duties; provided, however, that in no event shall the coverage provided under this paragraph be substantially less than the coverage provided to the Executive as of the date immediately preceding a Termination;
                                      - 3 -


                               Page 25 of 29 Pages

        d. Pay to the Executive an amount equal to the contributions by the Company to the Whitney National Bank of New Orleans Thrift Incentive Plan, or a successor arrangement, that would have been made for the lesser of (i) 3 years following the date of Termination, or (ii) the number of years until the Executive's normal retirement age under such plan;

        e. Pay to the Executive an amount equal to the present value of the additional 1retirement benefit which would have accrued under the Whitney National Bank of New Orleans Retirement Plan, or a successor arrangement, that would have been made for the lesser of (i) 3 years following the date of Termination, or (ii) the number of years until the Executive's normal retirement age under such plan; and

        f. Pay to the Executive the amount to which the Executive would be entitled under the 1991 Executive Compensation Plan, or a successor thereto, for the calendar year in which a Change in Control occurs, determined as if all performance goals applicable to the Company and the Executive were achieved.

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

        2.3 Other Plans and Agreements. To the maximum extent permitted by law and not withstanding any provision to the contrary contained in any plan, grant, program, contract or other arrangement under which the Executive and the Employer are parties, if the Executive's employment is Terminated during the Covered Period, then any vesting schedule or other restriction on the ownership of any benefits payable to the Executive under the terms of any such plan, grant, contract, or arrangement shall be accelerated or lapse, as the case may be.
                                      - 4 -


                               Page 26 of 29 Pages

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

                               Page 27 of 29 Pages

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

                               Page 28 of 29 Pages

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


EXECUTIVE                                          WHITNEY NATIONAL BANK AND
                                                  WHITNEY HOLDING CORPORATION


/s/ Rodney D. Chard                                /s/ Robert E. Howson
----------------------------------------          ------------------------------
                                               By:     Robert E. Howson
Date: July 26, 1996                            Title:  Director & Chairman
     -----------------------------------               Compensation Committee of
                                                       Board of Directors

                                               Date: July 25, 1996
                                                    ----------------------------

                               Page 29 of 29 Pages