Form 10-K
period 1996-12-31
WHITNEY HOLDING CORP
filed 1997-03-31
CIK 106926

March 28, 1997


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                             -------------------

Gentlemen:

                Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding
Corporation (the "Company") is the Company's Report on Form 10-K for the period ended December 31, 1996.

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

For the fiscal year ended December 31, 1996
                                       OR
[   ] Transition  report  pursuant  to  Section  13 or  15 (d) of the Securities
      Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

         State  the  aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the Registrant as of February 27, 1997
                           Approximately $692,152,923*

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Common Stock, no par value, 17,977,998 shares outstanding as of February 27, 1997.

                       Documents Incorporated by Reference

         Definitive Proxy Statement dated March 18, 1997, Part III.

         An Exhibit Index appears on page 63.


* For the purposes of this computation, shares owned by directors and executive officers of the Registrant, even though all such persons may not be affiliates as defined in SEC Rule 405, have been excluded.




                                                                                                                      Page
--------------------------------------------------------------------------------------------------------------------------
PART I
         Item 1:  Business                                                                                               3
         Item 2:  Properties                                                                                             3
         Item 3:  Legal Proceedings                                                                                      4
         Item 4:  Submission of Matters to a Vote of Security Holders                                                    4
         Item 4a:          Executive Officers of the Registrant                                                          4

--------------------------------------------------------------------------------------------------------------------------
PART II
         Item 5:  Market for the Registrant's Common Stock and Related Shareholder Matters                               5
         Item 6:  Selected Financial Data                                                                                6
         Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations                  7
         Item 8:  Financial Statements and Supplementary Data                                                           27
         Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  62

--------------------------------------------------------------------------------------------------------------------------
PART III
         Item 10: Directors and Executive Officers of the Registrant                                                    62
         Item 11: Executive Compensation                                                                                62
         Item 12: Security Ownership of Certain Beneficial Owners and Management                                        62
         Item 13: Certain Relationships and Related Transactions                                                        62

--------------------------------------------------------------------------------------------------------------------------
PART IV
         Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K                                       63

--------------------------------------------------------------------------------------------------------------------------
         Signatures                                                                                                     65

                               Page 2 of 69 Pages

                                     PART I

Item 1:  BUSINESS

         Whitney Holding Corporation (the "Company") is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956. The Company began operations in 1962 as the parent of Whitney National Bank (the "Louisiana Bank") which has been in continuous operation since 1883. In December 1994, the Company established the Whitney Bank of Alabama (the "Alabama Bank") and, through this new banking subsidiary, acquired the Mobile area operations of The Peoples Bank, Elba, Alabama on February 17, 1995. During 1995, the Company also established the Whitney Community Development Corporation ("WCDC"), which is authorized to make equity and debt investments in corporations or projects designed primarily to promote community welfare, including the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents, or promoting small businesses that service low-income areas. In August 1996, the Company established the Whitney National of Florida (the "Florida Bank") and subsequently acquired American Bank and Trust and Liberty Bank, both of Pensacola, Florida on October 25, 1996.

         The Company, through its banking subsidiaries, engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the delivery of corporate, pension and personal trust services, and certain limited investment services. The Louisiana Bank is active as a correspondent for other banks. The Banks render specialized services of different kinds in connection with all of the foregoing, and operate sixty-one offices in south Louisiana, ten offices in south Alabama, five offices in the Pensacola, Florida area, and a foreign branch on Grand Cayman in the British West Indies.

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

         In recent years there has been a significant consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. This consolidation has been driven both by the large number of S&L and bank failures experienced during the late 1980s and early 1990s as well as more recently by general competitive pressures. All of the Banks' major direct banking competitors have been relatively active in expansion through acquisition. In recent years, the Company has entered into four acquisitions of banking operations involving approximately $540 million of assets and completed a merger with a fifth bank having approximately $235 million of assets in February 1997. The trend toward industry consolidation is expected to continue in the near term.

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

Item 2:  PROPERTIES

         The Company owns no real estate in its own name. The Company's and the Louisiana Bank's executive offices are located in downtown New Orleans in the Bank's main office facilities, which it owns. A portion of these facilities, as well as portions of certain other facilities in Louisiana, are available for lease to third parties, although such leasing activity is not material to the Company's overall operations. The Louisiana, Alabama and Florida Banks own approximately three-quarters of the total number of branch banking facilities currently in operation. The remaining branch facilities are subject to leases, each of which management

                               Page 3 of 69 Pages
considers to be reasonable and appropriate to its location. All facilities, whether owned or leased, are being maintained in a manner so as to ensure that they continue to be suitable for their intended banking operations.

         In 1997, the Company plans to open or begin construction on twenty-four additional branch locations throughout the market areas of the Banks and to complete the construction of a main office for the Alabama Bank. Total capital expenditures for these new facilities are estimated at $40 million.

         The Banks hold a variety of property interests acquired through the years in settlement of loans. Reference is made to Note 8 to the financial statements included in Item 8 for further information regarding such property interests as of December 31, 1996.

Item 3:  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 4a: EXECUTIVE OFFICERS OF THE REGISTRANT

         William L. Marks, 53, Director of Whitney National Bank of Florida, Chairman of the Board and Chief Executive Officer of the Louisiana Bank and the Company since February, 1990.

         R. King Milling, 56, Director since 1979, Director of Whitney Bank of Alabama and Director and President of the Louisiana Bank and the Company since December, 1984.

         G. Blair Ferguson, 53, Executive Vice President of the Louisiana Bank and the Company since July, 1993. Former Executive Vice President and Regional Director of First City, Dallas, Texas.

         Edward B. Grimball, 52, Director, Chief Financial Officer and Investment Officer of Whitney National Bank of Florida, Chief Financial Officer and Investment Officer of Whitney Bank of Alabama, Vice President and Chief Financial Officer from September, 1990 to October, 1991, and Executive Vice President and Chief Financial Officer of the Louisiana Bank and the Company since October, 1991.

         Kenneth A. Lawder, Jr., 55, Executive Vice President of the Louisiana Bank and the Company since December, 1991.

         Joseph W. May, 51, Executive Vice President of the Louisiana Bank and the Company since December, 1993. Former Executive Vice President and Chief Credit Policy Officer, Comerica, Inc., then a $27 billion bank holding company headquartered in Detroit, Michigan.

         John C. Hope, III, 48, Director of Whitney National Bank of Florida, Chairman of the Board and Chief Executive Officer of Whitney Bank of Alabama, and Executive Vice President of the Company since October, 1994. Former Executive Vice President and Manager, Southern Area of AmSouth Bank of Alabama.

         Robert C. Baird, Jr., 46, Executive Vice President of the Louisiana Bank and the Company since July, 1995. Former Chairman of the Board, Chief Executive Officer and President of Union Bank and Trust, then a $500 million bank headquartered in Montgomery, Alabama.

         Rodney D. Chard, 54, Executive Vice President of the Louisiana Bank and Company since July 1996. Former Consultant, EDS Management Consulting Services in Toronto, Ontario, Canada. Former Independent Consultant, Chard Consulting Limited in Toronto, Ontario, Canada.


                               Page 4 of 69 Pages

                                     PART II

Item 5:  MARKET FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  SHAREHOLDER
         MATTERS

         a) The Company's stock price is reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system under the symbol WTNY. The following table shows the range of closing prices of the Company's stock for each calendar quarter of 1996 and 1995 as reported on the NASDAQ National Market System.

                                          1996              1995
                                    ---------------- -----------------
                  1st Quarter       29 3/4- 31 3/4     22   -  25 3/4
                  2nd Quarter       29 3/4- 31 3/4     24   -  27 3/8
                  3rd Quarter       29 1/2- 32 3/4     26 3/4-  34
                  4th Quarter       31 3/4- 35 7/8     29 3/4-  31 1/2

         b) The approximate number of shareholders of record of the Company, as of February 27, 1997, is as follows:
                        Title of Class                    Shareholders of Record
                  --------------------------              ----------------------
                  Common Stock, no par value                      3,415

         c) During 1996 and 1995, the Company declared dividends as follows:

                                           1996              1995
                                    -----------      ------------
                  1st Quarter       $      0.22      $       0.20
                  2nd Quarter              0.25              0.20
                  3rd Quarter              0.25              0.20
                  4th Quarter              0.25              0.22



                               Page 5 of 69 Pages

Item 6: SELECTED FINANCIAL DATA

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31,

                                                              1996         1995         1994         1993         1992
                                                            ---------------------------------------------------------------
BALANCE SHEET DATA                                             (dollars in thousands, except per-share data, unaudited)
AT YEAR-END:
     Total assets........................................   $3,774,501   $3,512,711   $3,224,529   $3,304,906   $3,262,090
     Total investment in securities......................    1,326,294    1,475,896    1,627,497    1,731,811    1,582,439
     Total loans.........................................    2,064,912    1,649,436    1,242,539    1,138,141    1,197,621
     Total earning assets................................    3,404,606    3,154,269    2,895,916    2,997,652    2,925,794
     Total deposits......................................    2,861,881    2,882,170    2,689,738    2,776,509    2,819,435
AVERAGE BALANCE:
     Total assets........................................   $3,576,681   $3,292,574   $3,263,890   $3,194,181   $3,134,850
     Total investment in securities......................    1,446,923    1,535,826    1,716,532    1,648,913    1,372,064
     Total loans.........................................    1,778,074    1,379,587    1,151,750    1,106,631    1,274,674
     Total earning assets................................    3,252,217    2,975,057    2,950,064    2,885,083    2,825,865
     Total deposits......................................    2,795,222    2,720,116    2,725,461    2,689,519    2,660,719
INCOME DATA
Total interest income....................................     $241,706     $221,660     $198,753     $191,550     $200,757
Total interest expense...................................      (89,895)     (75,941)     (59,519)     (56,722)     (75,300)
                                                            ---------------------------------------------------------------
Net interest income......................................      151,811      145,719      139,234      134,828      125,457
Reduction in reserve (provision) for possible loan
    losses...............................................        5,000        9,380       25,869       59,295       (4,640)
Gains on sale of securities..............................           11            3           46          112        5,601
Non-interest income......................................       37,311       33,966       34,964       34,143       30,292
Non-interest expense.....................................     (134,394)    (122,680)    (115,661)    (111,475)    (123,837)
                                                            ---------------------------------------------------------------
Income (Loss) before income tax and effect of accounting
   changes...............................................      $59,739      $66,388      $84,452     $116,903      $32,873
Income tax expense (benefit).............................       19,118       20,855       26,862       37,321        9,969
                                                            ---------------------------------------------------------------
Income (Loss) before effect of accounting changes........      $40,621      $45,533      $57,590      $79,582      $22,904
Cumulative effect of accounting changes, net.............       -            -            -               345       -
                                                            ---------------------------------------------------------------
Net income (loss)........................................      $40,621      $45,533      $57,590      $79,927      $22,904
                                                            ===============================================================

COMMON STOCK DATA
Earnings (Loss) per share................................        $2.26        $2.57        $3.32        $4.67        $1.35
Earnings per share before merger related expenses........        $2.45            -            -            -            -
Dividends per share......................................        $0.97        $0.82        $0.64        $0.43        $0.07
Dividend payout ratio....................................        41.75%       28.63%       17.61%        8.58%        6.40%
Book value per share, end of period......................       $22.53       $21.28       $18.89       $16.83       $12.34
Weighted average number of shares outstanding............   17,954,676   17,683,987   17,364,103   17,096,827   16,997,697

SELECTED RATIOS
Return on average assets ................................         1.14%        1.38%        1.76%        2.50%        0.73%
Return on average shareholders' equity ..................        10.45%       13.05%       18.78%       33.35%       11.85%
Net interest margin, taxable-equivalent..................         4.81%        5.03%        4.86%        4.79%        4.55%
Tier 1 risk-based capital ratio..........................        14.87%       17.19%       20.45%       18.77%       13.44%
Total risk-based capital ratio...........................        16.12%       18.45%       21.72%       20.04%       14.76%
Tier 1 leverage capital ratio............................        10.19%       10.06%        9.85%        8.25%        6.04%
Average shareholders' equity to average assets...........        10.87%       10.60%        9.39%        7.50%        6.35%
Shareholders' equity to total assets.....................        10.72%       10.70%       10.21%        8.72%        6.47%


Note: All share and per-share figures give effect to the three-for-two stock splits effective February 22, 1993 and November 29, 1993.





                               Page 6 of 69 Pages

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation earned $40.6 million in 1996, or $2.26 per share. These results include the effects of a $5.0 million reduction in the level of the reserve for possible loan losses, which contributed $3.3 million or $0.18 per share to earnings on an after-tax basis. The 1996 earnings also reflect the impact $4.2 million of merger-related expenses, which represent an after-tax reduction in earnings of $3.5 million or $0.19 per share. For 1995, the Company earned $45.5 million or $2.57 per share, including an after-tax contribution to earnings of $6.1 million or $0.34 per share resulting from a total of $9.4 million in loan loss reserve reductions during that period.

         Taxable-equivalent net interest income increased $6.6 million or 4.4% between 1995 and 1996. Non-interest income increased $3.4 million or 9.9% from 1995 to 1996, with gains shown in most of the income categories. Non-interest expense was $11.7 million or 9.5% higher in 1996 compared to 1995, with non-recurring merger-related expenses accounting for approximately $4.2 million of the total increase.

         Average earning assets increased $277 million or 9.3% to $3.25 billion in 1996 compared with $2.98 billion in 1995. Average loans increased $398 million in 1996 or 29% to $1.78 billion from $1.38 billion in 1995. This loan growth is attributable to strengthened demand for both commercial and consumer credit in the Company's market areas and to more aggressive solicitation of the Banks' customers. The increase in loan activity was funded in part by maturing investment securities and short term investments which declined $121 million or 8.2% in 1996. At December 31, 1996, total loans outstanding were $2.06 billion, an increase of $415 million or 25% over the $1.65 billion total at the end of 1995.

         Average total deposits increased slightly in 1996 to $2.80 billion from $2.72 billion in 1995. Banks nationwide continue to feel the impact of depositors seeking higher yielding investment instruments from non-bank sources. As of December 31, 1996, total deposits were $2.86 billion compared to $2.88 billion at the end of 1995.

         Non-performing assets continued their steady decrease of the past several years in 1996. At December 31, 1996, non-performing assets were $12.3 million, down $2.4 million or 16% from $14.7 million at December 31, 1995. The reserve for possible loan losses was $39.3 million on December 31, 1996, an amount which represented 547% of nonaccruing loans and 1.9% of total loans. At year end 1995, the reserve coverage was 410% of non-performing loans and 2.4% of total loans.

         The Company is scheduled to complete a merger, pending all necessary regulatory and shareholder approvals, early in the second quarter of 1997 with Merchants Bancshares, Inc. ("MB"), the parent company of Merchants Bank and Trust Company ("MB&T"). MB&T, which will merge into Whitney National Bank of Mississippi, a newly formed subsidiary of the Company, operates thirteen branch locations along the Mississippi Gulf Coast. MB has total assets of approximately $208 million, $83 million in loans, total deposits of $188 million, and shareholders' equity of $17 million. MB shareholders are expected to receive Whitney Holding Corporation common stock with a value of approximately $52 million. The merger is expected to be accounted for as a pooling of interests.

         On February 28, 1997, the Company completed a merger with First National Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma ("FNBH"). FNBH operates five banking offices in Terrebonne Parish, Louisiana and has total assets of approximately $235 million, $126 million in loans, total deposits of $210 million, and shareholders' equity of $18 million. The price of this transaction was $41 million. FNBH shareholders received approximately 1.13 million shares of Whitney Holding Corporation common stock at the closing. This merger will also be accounted for as a pooling of interests.

         On October 25, 1996, the Company completed a merger with American Bank & Trust ("AB&T") of Pensacola, Florida and with Liberty Holding Company ("LHC"), the parent of Liberty Bank, also of Pensacola, Florida. AB&T, with assets of $57 million, and Liberty Bank, with assets of $48 million, were merged into a newly-chartered wholly-owned banking subsidiary of the Company, Whitney National Bank of Florida. Each of these mergers was accounted for as a pooling of interests.


                               Page 7 of 69 Pages

         On March 8, 1996, the Company completed a merger with First Citizens BancStock, Inc. ("FCB"), the parent of The First National Bank in St. Mary Parish ("FNB"). FNB, which was merged into Whitney National Bank (the "Louisiana Bank"), had total assets of approximately $243 million, including $147 million in loans, and total deposits of $214 million at the closing date. The merger was accounted for as a pooling of interests.

         Whitney Holding Corporation declared quarterly dividends in 1996 totaling $0.97 per share compared with $0.82 per share in 1995, an increase of $0.15 per share or 18%. On February 26, 1997, the Company declared a quarterly dividend of $0.28 per share to shareholders of record on March 14, 1997.

                               Page 8 of 69 Pages




AVERAGE BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
(in thousands)

AVERAGE ASSETS                                            1996                      1995                       1994
                                                    ---------------------------------------------------------------
Cash and due from financial institutions....        $  189,731                $  192,399                 $  198,875
U.S. Treasury and agency securities.........         1,051,699                 1,202,711                  1,354,106
Mortgage-backed securities .................           255,440                   181,664                    194,543
State and municipal securities..............           135,019                   131,394                    129,503
Federal Reserve stock and other corporate
  securities................................             4,765                    20,057                     38,380
Federal funds sold and short-term deposits..            27,220                    59,644                     81,782
Loans, net of reserve for possible loan
 losses of $42,741 in 1996, $40,271 in
 1995 and $45,826 in 1994 ..................         1,735,333                 1,339,316                  1,105,924
Bank premises and equipment, net............            98,714                    77,779                     71,644
All other assets  ..........................            78,760                    87,610                     89,133
                                                    ---------------------------------------------------------------
         Total assets                               $3,576,681                $3,292,574                 $3,263,890
                                                    ===============================================================
AVERAGE LIABILITIES
Deposits:
   Non-interest-bearing demand deposits.....        $  842,168                $  827,348                 $  806,914
   Savings deposits, NOW account
      and money market account deposits.....         1,073,006                 1,125,598                  1,241,023
   Time deposits............................           880,048                   767,170                    677,524
                                                    ---------------------------------------------------------------
         Total deposits.....................        $2,795,222                 2,720,116                  2,725,461

Federal funds purchased and
   repurchase agreements....................           362,534                   194,478                    200,063
All other liabilities.......................            30,070                    29,020                     31,800
                                                    ---------------------------------------------------------------
         Total liabilities..................        $3,187,826                $2,943,614                 $2,957,324
AVERAGE SHAREHOLDERS' EQUITY
Total capital accounts......................           388,855                   348,960                    306,566
                                                    ---------------------------------------------------------------
         Total liabilities and shareholders'
          equity  ..........................        $3,576,681                $3,292,574                 $3,263,890
                                                    ===============================================================


FINANCIAL CONDITION

Loans

         In 1996, the Company's average loans outstanding increased $398 million or 29% as compared to 1995. Since 1994, the Company achieved growth in average loans outstanding of $626 million or 54%, from $1.15 billion in 1994 to $1.78 billion in 1996. The loan growth over this period reflects both the Company's expansion into the Alabama Gulf Coast markets in early 1995 and the continued favorable economic conditions in the Company's overall market area, which includes the southern portions of Louisiana, Mississippi and Alabama, and the western Florida panhandle, as well as the impact of a focused effort to market the Banks' retail and commercial loan products.

         All categories of loans experienced solid growth from year end 1995 to year end 1996. Commercial loans other than those secured by real estate increased $176 million or 22% in 1996, while loans secured by commercial and other non-retail residential mortgage loans increased $134 million or 28%. Loans to entities involved in manufacturing, wholesaling and retailing exhibited the strongest growth, although the overall increase was well distributed.

         In 1996, the Company continued to direct increased attention to developing and promoting attractive and competitive loan products for its retail markets. Retail mortgage loans increased $92 million or 41% in 1996, in large part as a result of the continued

                               Page 9 of 69 Pages
successful promotion of new retail loan products that have been introduced in recent years as an alternative to the conventional mortgage loan product that the Company originates for sale in the secondary market. During 1996, the Company also increased its portfolio of loans granted under its affordable-housing program by approximately $10 million. Loans to individuals, which include various consumer installment and credit line loan products, increased $13.9 million or 11.4% in 1996, largely as the result of enhanced promotional efforts.

         The accompanying table of loan maturities reflects contractual maturities, unadjusted for scheduled principal reductions or prepayments. Approximately 85% of the loans with maturities greater than one year bear fixed rates of interest.

LOAN PORTFOLIO BALANCES AT DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                 1996              1995             1994              1993             1992
                                           --------------------------------------------------------------------------------
Commercial, financial,
 and agricultural loans.............       $  980,825        $  804,471       $  634,994        $  629,453       $  628,098
Real estate loans -
 commercial and other...............          620,197           486,092          355,374           308,773          335,330
Real estate loans - retail
 mortgage...........................          315,945           223,528          134,507           103,554          118,981
Loans to individuals................          135,667           121,739          107,935            88,065          107,293

Lease financing receivable..........           12,278            13,606            9,729             8,296            7,919
                                           --------------------------------------------------------------------------------
         Total loans................       $2,064,912        $1,649,436       $1,242,539        $1,138,141       $1,197,621
                                           ================================================================================



LOAN MATURITIES AT DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------
(in thousands)
                                                      ONE
                                    ONE YEAR          THROUGH           MORE THAN
                                    OR LESS           FIVE YEARS        FIVE  YEARS    TOTAL
                                    -------------------------------------------------------------
Commercial, financial,
 and agricultural loans.............$581,639          $355,588          $ 43,598       $  980,825
Real estate loans -
 commercial and other............... 125,886           331,151           163,160          620,197
Real estate loans - retail
 mortgage...........................  39,001           116,489           160,455          315,945
Loans to individuals................ 101,897            29,827             3,943          135,667
Lease financing receivable..........   2,938             9,340                -            12,278
                                    -------------------------------------------------------------
         Total loans................$851,361          $842,395          $371,156       $2,064,912
                                    =============================================================


Deposits and Short-Term Borrowings

         The Company's average deposits increased $75 million or 2.8% to $2.80 billion in 1996 from $2.72 billion in 1995.

         As shown in the table of average balance sheets, non-interest-bearing demand deposits have been relatively stable between 1995 and 1996, increasing $14.8 million or 1.8%. This table also shows that average time deposits, which includes both core deposits and certificates of deposit and other time deposits of $100,000 and over, increased $113 million or 15% between 1995 and 1996.
 The growth within the time deposit category came both from core deposits of under $100,000, which increased $39 million, and from a $68 million increase in time deposits of $100,000 and over.

         Average savings, NOW and money market account deposits decreased $53 million or 4.7% between 1995 and 1996.
Despite a moderate decline in market interest rates during 1995 to a relatively stable level in 1996, higher-rate investment alternatives

                               Page 10 of 69 Pages
which have been available to holders of these accounts during the past year have fostered disintermediation of some deposit funds.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending facilities and part of the Company's services to correspondent banks and other customers. The Company's average short-term borrowing increased $168 million or 86% between 1995 and 1996. The Company has used short-term borrowings, particularly repurchase agreements, to provide funds to support the growth in the loan portfolio. The rise in short-term borrowings is also partly attributable to the promotion of repurchase agreements in connection with an expansion of the Banks' cash management services. The Company's average short-term borrowing position, net of federal funds sold and short-term deposits, was approximately $335 million in 1996 and $135 million in 1995.

INVESTMENT IN SECURITIES
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)

Book Value at December 31                         1996                       1995                      1994
                                            ---------------------------------------------------------------
U S. Treasury securities:
 Held to maturity...........................$  557,606                 $  803,632                $  999,505
 Available for sale.........................       544                      5,598                     8,373
Securities of U.S. government agencies:
 Held to maturity...........................   329,713                    250,905                   248,572
 Available for sale.........................    33,083                     44,567                    27,037
Mortgage-backed securities:
 Held to maturity...........................   145,045                     56,707                     1,834
 Available for sale.........................   112,273                    173,068                   177,480
State and municipal securities:
 Held to maturity...........................   141,972                    135,716                   134,899
 Available for sale.........................     1,072                      1,074                         -
Corporate bonds, held to maturity...........         -                          -                    25,160
Federal Reserve stock and other
  corporate securities......................     4,986                      4,629                     4,637
                                            ---------------------------------------------------------------
         Total..............................$1,326,294                 $1,475,896                $1,627,497
                                            ===============================================================


Distribution of Remaining                                Over One         Over Five
  Maturity and Yield by                  One Year        Through           Through            Over
  Range                                  and Less       Five Years        Ten Years        Ten Years           Total
  at December 31, 1996              --------------------------------------------------------------------------------------
                                    Amount   Yield   Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield
                                    --------------------------------------------------------------------------------------
Securities held to maturity:
U.S. Treasury securities............$322,383  5.24%  $235,223  6.45%    $      -     -%  $      -     -%   $557,606  5.75%
Mortgage-backed securities(2).......   1,600  7.34     18,205  6.59      120,284  6.39      4,956  6.68     145,045  6.44
U.S. government agency
 securities.........................  25,028  6.03    289,605  6.45       15,080  6.47          -     -     329,713  6.47
State and municipal
  securities(1).....................  14,452  7.64     52,120  7.82       58,811  8.28     16,589  7.97     141,972  8.01
Equity securities(3)................       -     -          -     -            -     -      4,986     -       4,986     -

Securities available for sale:(4)
U.S. Treasury securities............       -     -        544  7.02            -     -          -     -         544  7.02
U.S. government agency
 securities.........................  13,906  4.56      3,225  5.36       14,910  6.98      1,042  8.12      33,083  5.84
Mortgage-backed securities(2).......  32,578  6.73     71,288  6.35        2,597  7.26      5,810  8.13     112,273  6.59
State and municipal
  securities(1).....................       -     -        160  6.50          354  7.43        558  8.15       1,072  7.56

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





                               Page 11 of 69 Pages

Investment in Securities

         At December 31, 1996, the Company's total investment in securities was $1.33 billion, a decrease of $150 million or 10% from the December 31, 1995 total of $1.48 billion.

         The average total investment portfolio outstanding decreased $89 million or 5.8% between 1995 and 1996. Funds from investment maturities, in particular U.S. Treasury securities, have been used to partially satisfy increased loan demand in recent years. In 1996, maturities of U.S. Treasury securities have also been reinvested in higher-yielding U.S.
government agency securities and mortgage-backed issues.

         The weighted average maturity of the overall portfolio of securities was 36 months at year end 1996 as compared to 34 months at year end 1995. The weighted average taxable-equivalent portfolio yield was 6.32% at December 31, 1996, an increase of 40 basis points from 5.92% at December 31, 1995.

         Securities classified as available for sale constituted approximately 11% of the total investment portfolio at year end 1996 and 15% as of year end 1995. These securities are reported at their estimated fair values in the consolidated statements of condition. The net unrealized gain on available for sale securities was $0.4 million at year end 1996 compared to $2.3 million at 1995's year end. These gains are reported, net of tax, as a separate component of shareholders' equity for each period. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. The Company maintains no securities trading portfolio.

         At December 31, 1996, the Company held no investment in securities of a single issuer, other than U.S. Treasury and government agency securities and mortgage-backed securities issued or guaranteed by government agencies, that exceeded 10% of its shareholders' equity. The Company maintains no material investment or participation in financial instruments or agreements whose value is linked to or derived from changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements, and other financial arrangements with similar characteristics, and are commonly referred to as derivatives.

Bank Premises and Equipment

         The net investment in bank premises and equipment at December 31, 1996 of $109 million represents a $24 million or 29% increase from the level at year end 1995. Beginning in 1995 and continuing in 1996, the Company has accelerated the expansion of its branch and automated teller machine networks, the renovation or replacement of existing branch facilities, and the enhancement of its facilities for its support operations. During 1996, the Company completed or began construction on thirteen new branch locations throughout its market area and opened a new operations center.

Asset Quality

         Overall asset quality has shown significant improvement over the past five years. Non-performing assets totalled $12.3 million at December 31, 1996, a decrease of $2.4 million or 16% from $14.7 million at year end 1995. In the four years since 1992 non-performing assets have fallen a total of $102 million or 89%. Over this same period, loans internally classified as having above-normal credit risk decreased approximately $148 million or 61% to $94.5 million or 4.6% of total loans at year end 1996. At December 31, 1996, the classification totals were as follows: loans as to which there are serious doubts as to full repayment, $6.7 million; substandard loans with well-defined weaknesses that, if not corrected, would likely result in some loss, $39.3 million; and loans with risk characteristics that indicate a potential weakness and that warrant special attention, $48.5 million.

         The Company was successful in recovering $10.3 million of previously charged-off loans in 1996 and $14.2 million in 1995. In 1996, the Company identified $6.1 million of loans to be charged off as uncollectible against the reserve for possible loans losses as compared to $3.5 million of charge-offs in 1995. The increase in charge-offs is mainly attributable to certain credit quality issues that developed with respect to a segment of the portfolio acquired in the merger with one of the pooled institutions as well as to the downgrade in the credit rating of one commercial customer. Management has addressed the issues identified in the acquired portfolio and has assessed the potential for additional

                               Page 12 of 69 Pages
losses in this portfolio and with the troubled commercial customer in evaluating the adequacy of the loan loss allowance.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. In the early 1990s, the economic conditions in the Company's primary market areas stabilized and began to improve after a period of severe decline, and management began implementing a program to strengthen its policies and procedures related to the measurement and control of credit risk in its loan portfolio. In 1993, the improvement in the economy and the success of management's program led to a dramatic reduction in the Company's measures of overall loan credit risk and allowed management to authorize a $59.3 million reduction in the allowance for possible loan losses. With continued economic strength, continued improvements in overall measures of asset quality, and significant net recoveries in the following years, the Company was able to return $25.9 million of the loan loss allowance to income in 1994, $9.4 million in 1995, and $5.0 million in 1996. The reserve for possible loan losses represented 411% of non-performing loans at December 31, 1996 and 1.9% of total loans on that date. At year end 1995 this reserve coverage was 410% of non-performing loans and 2.4% of total loans.

         During 1996, the Company disposed of OREO properties with a carrying value at the time of sale totalling approximately $3.1 million. The value of properties acquired in settlement of loan claims during the year was $1.2 million.

NON-PERFORMING ASSETS AT DECEMBER 31
---------------------------------------------------------------------------------------------------------------
(in thousands)
                                     1996             1995              1994             1993              1992
                                -------------------------------------------------------------------------------
Loans accounted for on
 a nonaccrual basis             $   7,191        $   8,161         $  16,292         $ 34,271         $  72,913
Restructured loans                  2,375            1,622                 -                -                 -
                                -------------------------------------------------------------------------------
    Total non-performing loans      9,566            9,783            16,292           34,271            72,913
Other real estate owned             2,765            4,925             7,034           16,783            41,395
Other foreclosed assets                 -                -                 3              174               420
                                -------------------------------------------------------------------------------
     Total non-performing
       assets                   $  12,331        $  14,708         $  23,329         $ 51,228         $ 114,728
                                ===============================================================================
Loans 90 days past due still
 accruing                       $   2,040        $     688         $     250         $  1,659         $   2,037
                                ===============================================================================
Non-performing assets as a
 percentage of:
     Total assets                    0.3%             0.4%              0.7%             1.6%              3.5%
     Total loans and
      foreclosed assets              0.6%             0.9%              1.9%             4.4%              9.3%


         Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. Operating income from these property interests, primarily from oil and gas royalties and real estate operations, was approximately $897 thousand in 1996, including $360 thousand which related to the sale of seventy-seven acres of vacant land. This compares with $166 thousand of operating income in 1995 and $151 thousand in 1994. Future dispositions may result in the recognition of substantial gains.

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


                               Page 13 of 69 Pages


SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                      1996             1995              1994             1993              1992
                                   -----------------------------------------------------------------------------
Reserve for possible loan
   losses at beginning of period   $40,144          $37,069           $47,228         $101,510          $110,205

Reserves provided through
   acquisitions                          -            1,772                 -                -                 -

Loans charged off during period:
   Commercial, financial, and
    agricultural loans             $ 3,404           $2,273            $2,092          $ 5,372           $13,322
   Real estate loans                    24              138               572              872             5,056
   Loans to individuals                829              921             1,480            1,368             4,082
   Lease financing receivables       1,849              200               132              301               594
                                   -----------------------------------------------------------------------------
      Total                        $ 6,106           $3,532            $4,276           $7,913           $23,054
                                   -----------------------------------------------------------------------------

Recoveries of loans previously
   charged off:
   Commercial, financial, and
    agricultural loans             $ 3,495           $4,833            $4,868           $7,474          $  4,434
   Real estate loans                 5,383            6,908            11,964            3,816             2,245
   Loans to individuals              1,404            2,416             3,084            1,492             2,954
   Lease financing receivables          23               58                70              144                86
                                   -----------------------------------------------------------------------------
      Total                        $10,305          $14,215           $19,986          $12,926          $  9,719
                                   -----------------------------------------------------------------------------

Net loans recovered (charged off)
 during period                     $ 4,199          $10,683           $15,710           $5,013          $(13,335)

Addition to (reduction of)
 reserve for possible loan
 losses charged (credited)
 to operations                      (5,000)          (9,380)          (25,869)         (59,295)            4,640
                                   -----------------------------------------------------------------------------

Reserve for possible loan
 losses at end of period           $39,343          $40,144           $37,069          $47,228          $101,510
                                   =============================================================================

Reserve as a percentage of:
  Total non-performing loans          411%             410%              228%             138%              139%

  Total loans                         1.9%             2.4%              3.0%             4.1%              8.5%

Ratio of net charge-off (recoveries)
   to average loans outstanding       0.2%             0.8%              1.4%             0.5%             (1.0%)


                               Page 14 of 69 Pages


ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------------------------------------------------------------

                            1996                    1995                       1994                       1993
                     -----------------------------------------------------------------------------------------------
                               % of                      % of                       % of                      % of
                        % of   Total            % of     Total              % of    Total            % of     Total
                     Allowance Loans          Allowance  Loans            Allowance Loans          Allowance  Loans
                     -----------------------------------------------------------------------------------------------
 Commercial,
    financial and
    agricultural
    loans              43.2%    49.4%           42.1%    48.8%             45.5%    51.1%            45.2%    55.3%
 Real estate
    loans -
    commercial
    and other          27.0%    30.0%           23.5%    29.5%             27.7%    28.6%            22.5%    27.1%
 Real estate
    loans - retail
     mortgage          13.5%    13.4%           10.9%    13.6%              9.7%    10.8%             6.0%     9.1%
 Loans to
     individuals        6.3%     6.6%            7.5%     7.3%              9.1%     8.7%             5.9%     7.8%
 Lease financing
    receivables         2.5%     0.6%            2.0%     0.8%              0.5%     0.8%             0.4%     0.7%
 Unallocated            7.5%       -            14.0%       -               7.5%       -             20.0%       -
                     ----------------------------------------------------------------------------------------------
 Total                100.0%   100.0%          100.0%   100.0%            100.0%   100.0%           100.0%   100.0%
                     ==============================================================================================


Capital Adequacy

         The Company's risk-based regulatory capital ratios decreased between December 31, 1995 and December 31, 1996, although all ratios remained well in excess of the minimum requirements. The decreases are consistent with the growth between these periods in total risk-weighted assets. Loan growth that was partly funded by maturities of generally lower risk-weighted investment securities was the main factor contributing to the rise in total risk-weighted assets.

         The regulatory capital ratios for the Company and its significant banking subsidiary are shown as follows compared to the minimums that are currently required under capital adequacy standards imposed by their regulators and those that the Banks must maintain to be eligible for a "well capitalized" classification under the prompt corrective action framework. With the exception of the newly-formed Florida Bank, which has not yet been subject to a regulatory examination, each of the Banks had been capitalized as "well capitalized" in the most recent classification notice received from its respective regulatory agency.

         Regulatory banking agencies assess an institution's exposure to interest rate risk as part of the overall procedures performed to evaluate an institution's capital adequacy, but these agencies have not yet incorporated a specific measure of interest rate risk into an institution's required level of regulatory capital. Management believes that implementation of a specific capital charge for interest rate risk will not have a significant impact on the Company's or the Banks' regulatory capital requirements.


                               Page 15 of 69 Pages



REGULATORY CAPITAL RATIOS AND RISK-WEIGHTED ASSETS
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                         December 31,                 Minimum                  Minimum For
                                                                 Capital Adequacy           "Well-Capitalized"
                                    1996              1995           Standard                 Classification
---------------------------------------------------------------------------------------------------------------
Tier 1 risk-based capital:
  Company                         14.87%            17.19%             4.00%                         n/a
  Louisiana Bank                  14.38%            16.91%             4.00%                       6.00%
Total risk-based capital:
  Company                         16.12%            18.45%             8.00%                         n/a
  Louisiana Bank                  15.64%            18.17%             8.00%                      10.00%
Tier 1 leverage capital:
  Company                         10.19%            10.06%             4.00%                         n/a
  Louisiana Bank                   9.39%             9.55%             4.00%                       5.00%

Total risk-weighted assets:
  Company                     $2,573,219       $2,041,967
  Louisiana Bank              $2,273,450       $1,824,148


RESULTS OF OPERATIONS

Net Interest Income

         Taxable-equivalent net interest income increased $6.6 million or 4.4% in 1996 as compared to 1995, and the net interest margin declined to 4.81% from 5.03%. In 1995 net interest income had increased $6.5 million or 4.5% over 1994 as the net interest margin rose to 5.03% from 4.86%. The factors which contributed to these changes are detailed in the following tables analyzing changes in interest income and expense.

         Taxable-equivalent loan interest income increased $24.2 million or 18% in 1996 as compared to 1995. This increase was driven by the $398 million growth in average loans outstanding between 1995 and 1996. The increase in interest income from loan growth was partially offset by the impact of a decrease in effective loan yields between these periods, from 9.51% in 1995 to 8.74% in 1996. The 77 basis point decrease in effective loan yields reflects the impact of variable and short-term fixed-rate loans repricing in a moderating interest rate environment, some increase in competitive pressure on the pricing of loans to new and existing relationships, and cash basis and cost recovery interest income recognized in 1995 from nonaccrual loans and loans previously in workout status. Market interest rates trended lower throughout 1995 and early 1996, and over this period weighted-average bank prime lending rates decreased 55 basis points, to 8.28% in 1996 from 8.83% in 1995. Approximately a third of the Company's loan portfolio reprices with changes in prime.

         Comparing 1995 and 1994, taxable-equivalent loan interest income increased $30.5 million or 30%, an increase that was also largely driven by loan growth which on average totalled $228 million between these periods. A 77 basis point increase in the effective yield on the Company's loan portfolio to 9.51% in 1995 from 8.74% in 1994 also contributed to the increase in interest income. Although market interest rates had moderated in 1995 after rising in 1994, bank prime lending rates were on average approximately 150 basis points higher in 1995 than in 1994.

         In 1996, taxable-equivalent interest income on investment securities decreased $1.5 million or 1.7% when compared with 1995. This follows a decrease in investment income of $8.0 million or 8.1% in 1995 compared with 1994. These decreases are consistent with reductions in the average investment in securities over this period, which totalled $88.9 million between 1995 and 1996 and $181 million between 1994 and 1995. Because of its maturity structure, the effective yield on the Company's investment securities portfolio is not as responsive to rising or falling market rates as are its loan yields. As a result of this and a moderate shift in the portfolio mix toward mortgage-backed issue and U.S. government

                               Page 16 of 69 Pages
agency securities and from U.S. Treasury securities, the effective portfolio yield was 6.17% in 1996, an increase of 25 basis points from 5.92% in 1995, despite the overall decline in market rates between these periods. Between 1994 and 1995, the effective investment portfolio yield increased 16 basis points, from 5.76% to 5.92%.

         The net increase in total taxable-equivalent interest income between 1996 and 1995 was $20.6 million or 9.1% on growth in total earning assets of $277 million or 9.3%. The overall effective earning-asset yield in 1996 remained relatively unchanged at 7.57% compared to 7.59% in 1995. Total taxable-equivalent interest income in 1995 was $22.9 million or 11% higher than in 1994, as total earning assets grew $25 million or 0.8%. The overall effective earning-asset yield in 1995 was 7.59%, an increase of 72 basis points from 6.87% in 1994.

         Interest expense increased $14.0 million or 18% in 1996 as compared to 1995. Approximately $13.0 million of this increase can be attributed to the $228 million increase in interest-bearing liabilities, particularly short-term borrowings, between these periods. The remaining increase reflects mainly the impact of the greater emphasis on short-term borrowings as a funding source in 1996 and the continued shift of the deposit mix toward time deposits. The overall rate on interest-bearing liabilities was 3.88% in 1996 and 3.64% in 1995, an increase of 24 basis points.

          Interest expense increased approximately $16.4 million or 28% in 1995 as compared to 1994, despite a $31.3 million decrease in average interest-bearing liabilities outstanding between these periods. The increase reflects the lingering impact of rising rates during 1994, the rate structures of the markets in which the Company made purchase acquisitions in 1994 and 1995, and the shift in the deposit mix toward time deposits, a shift also partly attributable to acquisitions. The overall rate on interest-bearing liabilities was 3.64% in 1995 as compared to 2.81% in 1994, an increase of 83 basis points.


                               Page 17 of 69 Pages

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES
----------------------------------------------------------------------------------
(dollars in thousands)

                                            1996                          1995                          1994
                              ------------------------------------------------------------------------------------------
                               AVERAGE    REVENUE/  YIELD/    AVERAGE    REVENUE/  YIELD/    AVERAGE    REVENUE/  YIELD/
                               BALANCE    EXPENSE    RATE     BALANCE    EXPENSE    RATE     BALANCE    EXPENSE    RATE
                              ------------------------------------------------------------------------------------------
ASSETS
Loans (tax equivalent)u(1)(2)$1,778,074  $155,424    8.74 % $1,379,587  $131,223    9.51 % $1,151,750  $100,699    8.74 %
                              ------------------------------------------------------------------------------------------
U.S. Treasury securities.....$  693,722  $ 39,114    5.64 % $  927,466  $ 51,013    5.50 % $1,015,985  $ 54,748    5.39 %
U.S. government agency
 securities..................   357,977    22,351    6.24 %    275,245    15,956    5.80 %    338,121    18,436    5.45 %
Mortgage-backed securities ..   255,440    16,481    6.45 %    181,664    11,986    6.60 %    194,543    12,623    6.49 %
State and municipal
 securities(1)...............   135,019    11,085    8.21 %    131,394    10,818    8.23 %    129,503    10,697    8.26 %
Federal reserve stock and
   other corporate securities     4,765       293    6.15 %     20,057     1,093    5.45 %     38,380     2,342    6.10 %
                              ------------------------------------------------------------------------------------------
  Total investment
     in securities...........$1,446,923  $ 89,324    6.17 % $1,535,826  $ 90,866    5.92 % $1,716,532  $ 98,846    5.76 %
                              ------------------------------------------------------------------------------------------

Federal funds sold and
 short term deposits.........    27,220     1,501    5.51 %     59,644     3,581    6.00 %     81,782     3,215    3.93 %
                              ------------------------------------------------------------------------------------------
  Total interest-earning
     assets..................$3,252,217  $246,249    7.57 % $2,975,057  $225,670    7.59 % $2,950,064  $202,760    6.87 %
                              ------------------------------------------------------------------------------------------

Cash and due from banks......   189,731                        192,399                        198,875
Bank premises and
 equipment,net...............    98,714                         77,779                         71,644
Other real estate owned, net.     3,965                          6,390                         11,004
Other assets.................    74,795                         81,220                         78,129
   Reserve for possible loan.
      losses.................   (42,741)                       (40,271)                       (45,826)
                              ---------                     ----------                     ----------
  Total assets...............$3,576,681                     $3,292,574                     $3,263,890
                              =========                     ==========                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Savings account deposits.....$  449,750  $ 12,100    2.69 % $  489,844  $ 13,224    2.70 % $  568,577  $ 15,378    2.70 %
NOW account and MMDA deposits   623,256    13,800    2.21 %    635,754    13,767    2.17 %    672,446    13,028    1.94 %
Time deposits................   880,048    45,946    5.22 %    767,170    38,916    5.07 %    677,524    24,281    3.58 %
                              ------------------------------------------------------------------------------------------
  Total interest-bearing
      deposits...............$1,953,054  $ 71,846    3.68 % $1,892,768  $ 65,907    3.48 % $1,918,547  $ 52,687    2.75 %
                              ------------------------------------------------------------------------------------------

Federal funds purchased
  repurchase agreements......   362,534    18,049    4.98 %    194,478    10,034    5.16 %    200,063     6,832    3.41 %
                              ------------------------------------------------------------------------------------------
  Total interest-bearing
      liabilities............$2,315,588  $ 89,895    3.88 % $2,087,246  $ 75,941    3.64 % $2,118,610  $ 59,519    2.81 %
                              ------------------------------------------------------------------------------------------

Demand deposits..............   842,168                        827,348                        806,914
Other liabilities............    30,070                         29,020                         31,800
Shareholders' equity.........   388,855                        348,960                        306,566
                              ---------                     ----------                     ----------
  Total liabilities and
      shareholders' equity...$3,576,681                     $3,292,574                     $3,263,890
                              =========                     ==========                     ==========

  Net interest income/margin
      (tax equivalent).......            $156,354    4.81 %             $149,729    5.03 %             $143,241    4.86 %
                                         ========    ======             ========    ======             ========    ======

(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for 1996 and 1995 and 1994.
(2)  Average balance includes nonaccruing loans of $8,530, $12,841 and $24,173 respectively, in 1996, 1995 and 1994.
(3)  Average balance excludes  unrealized  gain or loss on securities available for sale.



                               Page 18 of 69 Pages

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
VOLUME AND YIELD/RATE VARIANCE
----------------------------------------------------------------------------------------------------------------------------
( in thousands)

                                                    1996 COMPARED TO 1995                      1995 COMPARED TO 1994
                                              ------------------------------------------------------------------------------
                                                        CHANGE  DUE TO                             CHANGE DUE TO

                                                             YIELD/                                     YIELD/
                                                VOLUME        RATE         NET             VOLUME        RATE         NET
                                              ------------------------------------------------------------------------------
INTEREST EARNED ON
Loans (tax equivalent)u(1)u(2)............... $  33,635    $ (9,434)   $  24,201         $  21,132    $  9,392    $  30,524
                                              ------------------------------------------------------------------------------

U.S. Treasury securities..................... $ (13,215)   $  1,316    $ (11,899)        $  (4,900)   $  1,165    $  (3,735)
U.S. government agency securities............     5,090       1,305        6,395            (3,756)      1,276       (2,480)
Mortgage-backed securities ..................     4,754        (259)       4,495              (855)        218         (637)
State and municipal
      securities (tax equivalent)u(1)........       298         (31)         267               156         (35)         121
Federal Reserve stock and
     other corporate securities..............      (962)        162         (800)           (1,020)       (229)      (1,249)
                                              ------------------------------------------------------------------------------
  Total investment in securities............. $  (4,035)   $  2,493    $  (1,542)        $ (10,375)   $  2,395    $  (7,980)
                                              ------------------------------------------------------------------------------

Federal funds sold and short-term deposits...    (1,809)       (271)      (2,080)             (386)        752          366
                                              ------------------------------------------------------------------------------
  Total interest-earning assets.............. $  27,791    $ (7,212)   $  20,579         $  10,371    $ 12,539    $  22,910
                                              ------------------------------------------------------------------------------


INTEREST ACCRUED ON
Savings account deposits..................... $  (1,079)   $    (45)   $  (1,124)        $    (262)   $ (1,892)   $  (2,154)
NOW account and MMDA deposits................      (228)        261           33                39         700          739
Time deposits................................     5,865       1,165        7,030             3,535      11,100       14,635
                                              ------------------------------------------------------------------------------
  Total interest-bearing deposits............ $   4,558    $  1,381    $   5,939         $   3,312    $  9,908    $  13,220
                                              ------------------------------------------------------------------------------

Federal funds purchased and
    repurchase agreements....................     8,354        (339)       8,015                87       3,115        3,202
                                              ------------------------------------------------------------------------------
  Total interest-bearing liabilities......... $  12,912    $  1,042    $  13,954         $   3,399    $ 13,023    $  16,422
                                              ------------------------------------------------------------------------------


  Net interest income (tax equivalent)u(1)... $  14,879    $ (8,254)   $   6,625         $   6,972    $   (484)   $   6,488
                                              ==============================================================================

u(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for all years.
u(2) Interest recognized  on a cash basis on nonaccruing loans and prior cost recovery interest currently recognized on nonaccruing and certain accruing loans was $3,647, $6,425 and $6,803 in 1996, 1995 and 1994, respectively.




                               Page 19 of 69 Pages

Other Income and Expense

         Non-interest income, adjusted to exclude securities gains and net gains from sales of foreclosed real estate and other foreclosed assets, increased $2.0 million or 6.2% to $34.8 million in 1996 from $32.8 million in 1995. This followed an increase in 1995 of $1.3 million or 4.2% from $31.4 million in 1994.

         Income from service charges on deposits accounts, which accounted for more than half of adjusted non-interest income in 1996, 1995 and 1994, decreased sightly over this three year period. The reduction in the Company's FDIC deposit insurance premiums in the second half of 1995, as discussed below, enabled the Company to reduce the deposit insurance assessment charged on business accounts, which was partly responsible for the overall decrease in service charge income since 1994. The decrease in 1995 also resulted partly from an increase in the earnings credit rate applied to business account balances that accompanied the generally higher than average interest rates experienced in that year.

         Fee income from credit card related operations increased 11.8% in 1996 compared to 1995, after increase 10.5% in 1995 compared to 1994. These improvement reflect both the economic conditions as well as successful marketing efforts. Increased fees from trust investment management services, reflecting in part the strong performance of the financial markets in 1996 and 1995, supported overall year-to-year increases in trust services income of 10.1% in 1996 and 22.3% in 1995.

         The Company continued to expand its automated teller facilities in 1995 and 1996 and fees generated from ATM operations, which are included with other fees and charges in the accompanying table of non-interest income, registered increases of 56% or approximately $700 thousand in 1996 and 72% or $500 thousand in 1995 . Also included with other fees and charges is income from the Company's secondary mortgage loan operations. This income category increased approximately $400 thousand in 1996 reflecting in part a more favorable interest rate environment. This income category was little changed between 1994 and 1995.

         Non-interest operating expenses, adjusted to exclude provisions for, and recoveries of, losses on OREO and other problem assets, were $134 million in 1996, an increase of $11.5 million or 9.4% over 1995's total of $123 million. Between 1994 and 1995, the increase in adjusted non-interest operating expenses was $5.9 million or 5.1% from $116 million in 1994.

         As is shown in the table of non-interest expense, salaries and employee benefits expense increased $4.0 million or 6.3% in 1996 as compared to 1995. Approximately $0.8 million of this increase related to nonrecurring personnel costs incurred in connection with the merger completed in March 1996. An additional $0.4 million of this increase was related to the Alabama bank acquisition in February of 1995. The remaining increase of $2.8 million was attributable to merit salary increases and staff additions and to the net change in cost of various benefit and incentive programs for employees and management.

         In 1995, salaries and employee benefits expense increased $4.1 million or 6.8% as compared to 1994. Approximately $2.1 million of this increase was related to the new banking operations in Alabama. The remaining increase of $2.0 million is attributable to merit salary increases and staff additions.

         Non-interest expenses other than personnel-related expenses increased $7.5 million or 12.7% between 1995 and 1996 and $1.9 million or 3.2% between 1994 and 1995. Contributing to the increase in 1996 were non-recurring merger expenses totalling approximately $3.5 million, which included legal services and other professional services, particularly those related to system conversions, and investment banker fees. Also contributing to the 1996 increase was approximately $1.0 million in expenses incurred in connection with the relocation of the Company's data processing and operational support departments to the newly-opened operations center. Excluding these merger and relocation expenses, the 1996 increase in non-personnel expenses was approximately $3.0 million or 5.0% over 1995.

         Occupancy expense increased $1.9 million or 22.3% in 1996 compared to 1995. This increase reflects both the expansion of the Company's branch and ATM networks, as well as the ongoing program to upgrade the appearance and functionality of its administrative offices, operations facilities and a significant number of the Company's existing

                               Page 20 of 69 Pages
branches. Within the past year, the Company opened seven new branch locations, completed the renovation of two additional branch locations as well as the main office branch facility, and moved into its newly-constructed operations center. The increase of $0.8 million or 10.3% in this expense category in 1995 as compared to 1994 was attributable in part to the Alabama bank acquisition early in 1995.

         The expense of furnishings and equipment, including data processing systems, increased $2.0 million or 19.0% in 1996 following an increase of $2.4 million or 29.7% in 1995. These increases are directly related to the additions to the branch network and the opening of the new operations center, to various enhancements in the Company's data processing and communications systems impacting both customer service capabilities as well as internal bank operations, and to the continuing expansion of the Company's ATM network which has grown from fewer than ten locations in 1990 to over one hundred today. Also contributing to the increase in 1996 was approximately $0.2 million in non-recurring data processing equipment expense associated with the relocation to the new operations facility. The increase in 1995 was also partly attributable to the Alabama acquisition.

         Of the $2.2 million or 64.0% increase in the 1996 expense for legal and other professional services, approximately $1.8 million represent s merger-related expenses as noted above. An additional $0.7 million of consulting fees was incurred in 1996 for services rendered in connection with the new operations center project. Excluding these items, this expense category would have shown a net decrease in 1996 of approximately $0.3 million when compared with 1995, as increases in professional service fees for data system upgrades and process improvements were offset by a $0.7 million recovery of collection costs from a legal settlement. The increase in this expense category from 1994 to 1995 was also related to system upgrade activities.

         Fluctuations in taxes and insurance expense in recent years have mainly followed the fluctuations in the state ad valorem tax assessment that is based on a calculated estimate of the Company's value. Changes in the level of prior year earnings and equity and in the market conditions for bank stocks in general all impact the annual assessment calculations.

         Credit card operating expenses for 1996 and 1995 grew at rates that are generally consistent with the growth in revenue from these operations as discussed above.

         The costs of operating the Company's growing branch and ATM networks and the new operations center as well as the cost associated with the expansion into the Alabama market in early 1995 are also reflected in increases in various other expense categories during 1996 and 1995. These include security and other services, postage and communications, stationery and supplies, and advertising.

         The added expense from amortizing intangible assets acquired in purchase transactions in 1995 and 1994 was more than offset in 1995 by a $2.4 million decrease in the amortization of intangibles from earlier acquisitions resulting in a net decrease of $1.3 million in this expense category from 1994.

         During the second half of 1995 there was a dramatic decrease in the premium rate charged by the FDIC for deposit insurance. This led to a reduction in this expense category of $2.8 million or 42% in 1995 followed by a $3.0 million or 80% reduction in 1996.

         The expense of maintaining and operating OREO declined in both 1996 and 1995 with the continued improvement in asset quality.

         Merger-related costs together with costs associated with the relocation of the operations center comprised approximately $1.3 million of the total $1.9 million increase in other operating expenses in 1996 as compared to 1995. The increase in this expense category for 1995 was partly the result of the Alabama expansion.




                               Page 21 of 69 Pages




NON-INTEREST INCOME
-----------------------------------------------------------------------------------------------------------

                                                 1996     % Change          1995    % Change           1994
                                            ---------------------------------------------------------------
Service charges on deposit accounts.........$  17,470       (0.2)%     $  17,512      (1.9)%      $  17,851
Trust service fees..........................    3,738       10.1           3,394      22.3            2,775
Credit card income..........................    5,737       11.8           5,131      10.5            4,645
International services income...............    1,822       (6.1)          1,941       8.9            1,783
Investment services income..................    1,080       16.5             927     (16.9)           1,115
Other fees and charges......................    3,815       20.2           3,173      22.7            2,586
Net gains on sales of OREO
 and other foreclosed assets................    2,537      107.4           1,223     (65.5)           3,542
Other operating income......................    1,112       67.2             665      (0.3)             667
                                            ---------------------------------------------------------------
Total other non-interest income.............$  37,311        9.9       $  33,966      (2.9)       $  34,964
Gain on sale of securities..................       11      266.7               3     (93.5)              46
                                            ---------------------------------------------------------------
 Total non-interest income..................$  37,322        9.9%      $  33,969      (3.0)%      $  35,010
                                            ===============================================================

NON-INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------

                                                 1996     % Change          1995    % Change          1994
                                            --------------------------------------------------------------
Salaries and benefits.......................$  67,493        6.3%      $  63,520       6.8%       $ 59,462
Occupancy of bank premises, net.............   10,142       22.3           8,292      10.3           7,515
Furnishings and equipment, including
 data processing systems....................   12,418       19.0          10,434      29.7           8,047
Legal and other professional services.......    5,762       64.0           3,513      16.0           3,028
Security and other outside services.........    5,006       21.9          4,108      (12.5)          4,694
Taxes and insurance, other than real estate.    4,420       (4.0)          4,603      27.3           3,617
Postage and communications..................    4,367       23.9           3,523      17.9           2,987
Credit card processing services.............    4,337       14.2           3,797      11.7           3,399
Stationery and supplies.....................    3,223       16.2           2,773       9.3           2,537
Amortization of intangible assets...........    2,802       (3.0)          2,888     (30.6)          4,161
Advertising.................................    2,381        5.4           2,260      28.4           1,760
Deposit insurance and regulatory fees.......      767      (79.8)          3,802     (42.4)          6,596
OREO maintenance and operations, net........      345       (9.2)            380     (61.7)            993
Provision for (recovery of) losses on
 OREO and other problem assets, net.........      325      273.6              87     108.2          (1,024)
Other operating expense.....................   10,606       21.9           8,700      10.3           7,889
                                            --------------------------------------------------------------
Total non-interest
    expense.................................$ 134,394        9.5%      $ 122,680       6.1%       $115,661
                                            ==============================================================


Income Taxes

         The Company provided for income taxes at an overall effective rate of 32.0% in 1996, up from a 31.4% rate in 1995 and a 31.8% rate in 1994. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal bonds. The increase in the effective rate in 1996 mainly reflects the impact of non-deductible merger-related expenses.



                               Page 22 of 69 Pages

Accounting Changes

         In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company's fiscal year ended December 31, 1996. Among other provisions, this statement establishes a fair value based method of accounting for stock-based compensation, including the award of stock options. As provided for in SFAS No. 123, the Company elected not to adopt the fair value based method for measuring compensation costs to be included in its results of operations, but is continuing to follow prior generally accepted accounting principles. Pro forma disclosures of net income and earnings per share determined as if the fair value method had been applied and certain other required disclosures are included in the notes to the consolidated financial statements.

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June, 1996, mainly to provide consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and it establishes measurement, reporting and disclosure standards with respect to the assets and liabilities that are obtained or incurred in such transfers. SFAS No. 125 is generally effective for transfers, servicing and extinguishments occurring after December 31, 1996, although application of certain provisions of the statement has been delayed to 1998. Adoption of SFAS No. 125 with respect to transfer transactions or servicing activities currently engaged in by the Company will not result in a material impact on its financial position or results of operations.


ASSET/LIABILITY MANAGEMENT

         The asset/liability management process has as its focus the development and implementation of strategies in the funding and deployment of the Company's financial resources which are expected to maximize soundness and profitability over time. These strategies reflect the goals set by the Company for capital adequacy, liquidity, and the acceptable levels of risk established in Company policies.

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

         The interest rate sensitivity gap analysis shown in the accompanying table compares the volume of repricing assets against repricing liabilities over time. This analysis is a relatively straight forward tool which is useful mainly in highlighting significant short-term repricing volume mismatches. The table presents the rate sensitivity gap analysis at December 31, 1996. The interest rates on a substantial portion of the outstanding commercial loans vary with changes in the Banks' prime lending rates or the prime rates of certain money-center banks. These loans are assigned to the earliest repricing period in the rate sensitivity analysis. A sizable portion of loans shown in the analysis as repricing after one year is made up of fixed-rate real estate loans.

         Certain interest-bearing deposit funding sources, such as savings, NOW and money market account deposits, have characteristics of both demand deposits and deposits made for investment return purposes. Although these deposits are technically subject to immediate repricing, historical customer behavior indicates that their rate-sensitivity is significantly less. In preparing the analysis, these deposits are allocated among the repricing periods in a manner that reflects expected customer behavior so as to present a more meaningful point-in-time estimate of short-term asset/liability repricing mismatches. In the twelve-month period from December 31, 1996, the analysis shows that the Company is in a moderately asset-sensitive position on a cumulative basis, which indicates that the Company's net interest margin would benefit somewhat from a near-term increase in market interest rates but would suffer somewhat in a declining interest rate

                               Page 23 of 69 Pages
market.

         Recognizing the limitations of the static rate sensitivity gap analysis, the Company uses the earnings simulation model to more accurately forecast how its net interest income would change in response to changes in market interest rates. The simulation model incorporates management's expectations regarding loan demand, deposit product preferences, pricing and funds availability, prepayment rates, and the spread of rates between different financial instruments, among other factors. At December 31, 1996, the simulation model yielded changes in net interest income in response to various instantaneous and gradual market rate changes that were all well in compliance with established policy guidelines and that did not involve any significant negative impact on the Company's liquidity position.

INTEREST RATE SENSITIVITY
-------------------------------------------------------------------------------------------------------------------------
December 31, 1996
(dollars in millions)

                                                      TIME TO MATURITY OR NEXT REPRICING
                              -------------------------------------------------------------------------------------------
                                 0-30         31-90       91-180      181-365       1 THROUGH      OVER 5
                                 DAYS         DAYS         DAYS         DAYS         5 YEARS       YEARS          TOTAL
                              -------------------------------------------------------------------------------------------
ASSETS
   Securities held
      to maturity              $    60      $    34      $    89      $   197        $    638     $     161      $  1,179
   Securities  available
      for sale                       2           24           12           24              63            22           147
   Loans                           728           94           81          115             666           381         2,065
   Federal funds
      sold and short-
     term  deposits                 13            -            -            -               -             -            13
                               ------------------------------------------------------------------------------------------
     Total earning  assets     $   803      $   152      $   182      $   336        $  1,367     $     564      $  3,404

SOURCES OF FUNDS
   Demand deposits             $     -      $     -      $     -      $     -        $      -     $     935      $    935
   Savings deposits                  8           24           12           25             369             -           438
   Money market
     account deposits               10           12           21           23             196             -           262
   NOW account deposits             12            6           24           16             320             -           378
   Eurodollar deposits              24            -            -            -               -             -            24
   Certificates of deposit         181          184          194          130             136             -           825
   Funds purchased and
    repurchase agreements          473            6            -            -               -             -           479
                               ------------------------------------------------------------------------------------------
     Total funding liabilites  $   708      $   232      $   251      $   194        $  1,021     $     935      $  3,341
INTEREST RATE
   SENSITIVITY GAP             $    95      $   (80)     $   (69)     $   142        $    346     $    (371)     $     63

CUMULATIVE INTEREST
   RATE SENSITIVITY
   GAP                         $    95      $    15      $   (54)     $    88        $    434     $      63

CUMULATIVE INTEREST RATE
   SENSITIVITY GAP AS A
   PERCENT OF TOTAL EARNING
   ASSETS                         2.8%         0.5%        (1.6%)        2.6%           12.7%          1.9%


                               Page 24 of 69 Pages

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

         The consolidated statements of cash flows provides a summarized view of the Company's uses and sources of liquidity over the three-year period ended December 31, 1996. The funding of loan growth was by far the major use of liquidity in 1996, requiring a total of $411 million. Unreinvested proceeds from maturities and sales of investment securities during 1996 provided $139 million of the liquidity needed to fund this loan growth. The net cash flow used in investing activities for 1996 totalled $287 million, including capital expenditures for retail network expansion and other purposes totalling $34 million.

         The Company financed this investment in large part through an increase of $252 million in short-term borrowings of federal funds and sales of securities under repurchase agreements. Total deposits, which are analyzed in more detail below, were relatively stable in 1996 and were not a significant new source or use of funds during 1996. The Company generated $53 million in liquid funds during 1996 from operations and paid total dividends, including those of pooled entities, of approximately $16 million.

         The accompanying tables present information concerning deposits and short-term borrowings for the years 1996, 1995 and 1994. Average core deposits, defined as all deposits other than time deposits of $100,000 or more, were stable between 1995 and 1996 at approximately $2.41 billion. Growth in average non-interest-bearing demand deposits of $15 million and in core time deposits of $39 million was offset by a $48 million decrease in interest-bearing checking and savings deposit products. Non-core time deposits grew on average by $64 million between these periods.

         Approximately 77% of core and 91% of non-core time deposits at December 31, 1996 mature within one year. Although these time deposits, in particular the non-core time deposits, are more volatile than the transaction and savings deposit products, management does not anticipate any significant near-term negative impact on liquidity from maturities.

         At December 31, 1996, approximately $258 million of the total $479 million in short-term borrowings was related to cash management services provided by the Banks to their downstream correspondents and other customers. The remaining $218 million in short-term borrowed funds was obtained primarily through repurchase agreements with broker/dealers. While brokered short-term borrowings are a viable means of leveraging the investment portfolio to provide liquidity, the Company is striving to increase its core deposit base through the expansion of its retail network, the promotion of existing and new products, and strategically suitable acquisitions.

         As of  December  31,  1996,  approximately  $363  million or 31% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $147 million of investment securities was classified as available for sale at the end of 1996, although management's assignment of this classification is not based primarily on liquidity considerations.

         The Banks had approximately $990 million in unfunded loan commitments outstanding at December 31, 1996, an increase of $68 million from the level at December 31, 1995. Contingent obligations under letters of credit and financial guarantees decreased by approximately $13 million between these dates to a total of $69 million at December 31, 1996. Available credit card and related lines were $77 million at December 31, 1996, and increase of $18 million from

                               Page 25 of 69 Pages

December 31, 1995. Because commitments and unused credit lines may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements. Draws by customers against these commitments should not place any unusual strain on the Company's liquidity position.

         In 1997, the Company plans to open or begin construction on twenty-four additional branch locations throughout the market areas of the Banks and to complete the construction of a main office for the Alabama Bank. Total capital expenditures for these new facilities are estimated at $40 million.

DEPOSITS
----------------------------------------------------------------------------------------------------------
(in thousands)
                                                                   1996             1995              1994
                                                              --------------------------------------------
Average non-interest-bearing demand deposits in domestic
   bank offices                                               $ 842,168         $827,348         $ 806,914
Average NOW account deposits in domestic offices                380,513          419,650           411,865
Average savings and money market account deposits in domestic
   bank offices                                                 692,493          705,948           829,158
Average time deposits in domestic bank offices                  868,042          760,249           673,424
Average time deposits in foreign banking offices                 12,006            6,921             4,100

Remaining maturity of time certificates of deposit of
   $100,000 or more issued by domestic  offices as of
   December  31, 1996:
   3 months or less                                           $ 211,952
   Over 3 through 12 months                                     109,554
   Over 12 months                                                33,642
                                                              ---------

     Total certificates of deposit of $100,000 or more        $ 355,148
                                                              ---------

Remaining maturity of time  certificates of deposit of
   less than $100,000 issued by domestic  offices as of
   December 31, 1996:
   3 months or less                                           $ 149,635
   Over 3 through 12 months                                     213,540
   Over 12 months                                               106,569
                                                              ---------

     Total certificates of deposit of less than $100,000      $ 469,744
                                                              ---------

     Total time certificates of deposit                       $ 824,892
                                                              =========



FEDERAL FUNDS PURCHASED AND BORROWINGS UNDER REPURCHASE AGREEMENTS
(in thousands)
                                                     1996                       1995             1994
                                            ---------------------------------------------------------
Amount outstanding at year end              $     478,662              $     227,094    $     179,806
Weighted average interest rate at year end           5.03%                      5.15%            2.91%

Average outstanding during the year         $     362,534              $     194,478    $     200,063
Weighted average interest rate for the year          4.98%                      5.16%            3.41%

Maximum amount outstanding at any month end $     478,662              $     234,558    $     262,970




                               Page 26 of 69 Pages

Item 8: FINANCIAL STATEMENT AND SUPPLEMENTAL DATA

                         WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


     (dollars in thousands)                                              December 31,
                                                                       1996         1995
                                                                   -------------------------
     ASSETS
     Cash and due from financial institutions....................  $   221,091   $   235,221
     Investment in securities:
          Securities available for sale..........................      146,972       224,307
          Securities held to maturity (fair value of $1,188,186
               in 1996 and $1,269,300 in 1995)...................    1,179,322     1,251,589
     Federal funds sold and short-term deposits..................       13,400        28,937
     Loans.......................................................    2,064,912     1,649,436
     Less reserve for possible loan losses.......................       39,343        40,144
                                                                   -------------------------
        Loans, net...............................................    2,025,569     1,609,292
     Bank premises and equipment, net............................      109,428        85,031
     Other real estate owned, net................................        2,765         4,925
     Accrued income receivable...................................       29,746        30,420
     Other assets................................................       46,208        42,989
                                                                   -------------------------
               TOTAL ASSETS......................................  $ 3,774,501   $ 3,512,711
                                                                   =========================


     LIABILITIES
     Deposits:
          Non-interest-bearing demand deposits...................  $   934,980   $   905,010
          Interest-bearing deposits..............................    1,926,901     1,977,160
                                                                   -------------------------
              Total deposits.....................................    2,861,881     2,882,170
     Federal funds purchased and securities sold under
          repurchase agreements..................................      478,662       227,094
     Dividends payable...........................................        4,489         3,273
     Other liabilities...........................................       24,818        24,311
                                                                   -------------------------
               TOTAL LIABILITIES.................................  $ 3,369,850   $ 3,136,848
                                                                   -------------------------

     SHAREHOLDER'S EQUITY
     Common stock, no par value: 40,000,000 shares authorized,
        18,445,331 shares issued and 17,951,551 shares
        outstanding in 1996, 18,228,222 shares issued and
        17,663,918 shares outstanding in 1995, after deduction
        of treasury stock........................................   $    2,800   $     2,800
     Capital surplus.............................................       78,081        71,765
     Retained earnings...........................................      331,232       307,572
     Net unrealized gain (loss) on securities available for sale or transferred to held to maturity, net of tax effect of
        ($169) in 1996 and ($824) in 1995........................          312         1,501
                                                                   -------------------------
               Total.............................................      412,425       383,638

     Treasury stock at cost, 493,780 shares in 1996 and 564,304 shares in 1995, and unearned restricted stock
          compensation...........................................        7,774         7,775
                                                                   -------------------------

               TOTAL SHAREHOLDERS' EQUITY........................  $   404,651   $   375,863
                                                                   -------------------------
               TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY........................  $ 3,774,501   $ 3,512,711
                                                                   =========================

The accompanying notes are an integral part of these financial statements

                               Page 27 of 69 Pages

W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S

C O N S O L I D A T E D  S T A T E M E N T S  O F  O P E R A T I O N S


(in thousands, except per-share amounts)                      Year Ended December 31,

                                                         1996           1995           1994
                                                     ------------------------------------------
INTEREST INCOME
Interest and fees on loans...........................$    154,761   $    130,998   $    100,425
Interest and dividends on investments-
      U.S. Treasury and agency securities............      61,465         66,969         73,184
  Mortgage-backed securities.........................      16,481         11,986         12,623
      Obligations of states and political
      subdivisions ..................................       7,205          7,033          6,964
      Federal Reserve and corporate securities.......         293          1,093          2,342
Interest on federal funds sold.......................       1,501          3,581          3,215
                                                     ------------------------------------------
           TOTAL.....................................$    241,706   $    221,660   $    198,753
                                                     ------------------------------------------

INTEREST EXPENSE
Interest on deposits.................................$     71,846   $     65,919   $     52,687
Interest on federal funds purchased and securities
      sold under repurchase agreements...............      18,049         10,022          6,832
                                                     ------------------------------------------
            TOTAL....................................$     89,895   $     75,941   $     59,519
                                                     ------------------------------------------
Net interest income..................................$    151,811   $    145,719   $    139,234
Reduction of reserve for possible loan losses........       5,000          9,380         25,869
                                                     ------------------------------------------
Net interest income after reduction of reserve for
      possible loan losses...........................$    156,811   $    155,099   $    165,103
                                                     ------------------------------------------

NON-INTEREST INCOME
Gain on sale of securities...........................$         11   $          3   $         46
Other non-interest income............................      37,311         33,966         34,964
                                                     ------------------------------------------
            TOTAL....................................$     37,322   $     33,969   $     35,010
                                                     ------------------------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits.......................$     67,493   $     63,520   $     59,462
Occupancy of bank premises, net......................      10,142          8,292          7,515
Other non-interest expenses..........................      56,759         50,868         48,684
                                                     ------------------------------------------
            TOTAL....................................$    134,394   $    122,680   $    115,661
                                                     ------------------------------------------
Income before income taxes...........................$     59,739   $     66,388   $     84,452
Income tax expense...................................      19,118         20,855         26,862
                                                     ------------------------------------------
Net Income...........................................$     40,621   $     45,533   $     57,590
                                                     ==========================================

Earnings per share:
      Primary........................................$       2.26   $       2.57   $       3.32
      Fully-diluted..................................$       2.26   $       2.56   $       3.32

Weighted- average shares outstanding for calculation:
      Primary........................................  17,954,676     17,683,987     17,364,103
      Fully-diluted..................................  17,981,555     17,761,494     17,373,868


The accompanying notes are an integral part of these financial statements.

                               Page 28 of 69 Pages

            W H I T N E Y H O L D I N G C O R P O R A T I O N A N D S U B S I D I A R I E S
                  C O N S O L I D A T E D  S T A T E M E N T S  O F  C H A N G E S  I N
                               S H A R E H O L D E R S '  E Q U I T Y
(in thousands, except share and per-share amounts)
                                                                                           Net
                                                                                        Unrealized               Unearned
                                                                                       Gain(Loss) on            Restricted
                                                                                        Securities                Stock
                                                      Common     Capital     Retained   Available    Treasury    Compen-
                                                      Stock      Surplus     Earnings    For Sale     Stock       sation      Total
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1993....................     $2,800     $58,882    $229,936      $4,027     ($6,302)      ($973)   $288,370
     Net income for 1994........................                             57,590                                          57,590
     Cash dividends declared, $0.64 per share...                             (9,330)                                         (9,330)
     Cash dividends declared by pooled
       entities, pre-merger.....................                               (815)                                           (815)
     Stock dividend of pooled entity, pre-merger                  2,302      (2,302)
     Common stock issued:
     Acquisition of Baton Rouge Bank
        and Trust Company, 90,909 shares........                  2,000                                                       2,000
      Employee savings plan, 16,768 shares......                    407                                                         407
     Dividend reinvestment plan,
        10,093 shares...........................                    269                                                         269
      Employee stock grants, net of forfeitures.                    891                                 466      (1,357)
     Director stock grants......................                     63                                                          63
     Stock options exercised....................                     82                                 174                     256
     Pooled entries, pre-merger.................                    902                                                         902
     Amortization of unearned restricted
        stock compensation......................                                                                    340         340
     Change in net unrealized gain (loss)
        on securities ..........................                                        (10,787)                            (10,787)
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1994....................     $2,800     $65,798    $275,079     ($6,760)    ($5,662)    ($1,990)   $329,265
                                                     -------------------------------------------------------------------------------
     Net income for 1995........................                             45,533                                          45,533
     Cash dividends declared, $0.82 per share...                            (12,158)                                        (12,158)
     Cash dividends declared by pooled
       entities, pre-merger.....................                               (882)                                           (882)
     Common stock issued:
     Employee savings plan, 148,177 shares......                  3,764                                                       3,764
     Dividend reinvestment plan,
        50,291 shares...........................                  1,325                                                       1,325
      Employee stock grants, net of forfeitures.                    766                                 360      (1,126)
     Director stock grants......................                     56                                                          56
     Stock options exercised....................                     41                                  45                      86
     Pooled entries, pre-merger.................                     15                                                          15
     Amortization of unearned restricted
        stock compensation......................                                                                    598         598
     Change in net unrealized gain (loss)
        on securities ..........................                                          8,261                               8,261
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1995....................     $2,800     $71,765    $307,572      $1,501     ($5,257)    ($2,518)   $375,863
                                                     -------------------------------------------------------------------------------
     Net income for 1996........................                             40,621                                          40,621
     Cash dividends declared, $0.97 per share...                            (16,796)                                        (16,796)
     Cash dividends declared by pooled
       entities, pre-merger.....................                               (165)                                           (165)
     Common stock issued:
     Employee savings plan, 26,604 shares.......                    828                                                         828
     Dividend reinvestment plan,
        59,285 shares...........................                  1,857                                                       1,857
      Employee stock grants, net of forfeitures.                  1,107                                 354      (1,461)
     Director stock grants......................                     59                                                          59
     Stock options exercised, including tax
        benefit from non-qualified options
        exercise................................                  2,155                                 210                   2,365
     Pooled entries, pre-merger.................                    310                                                         310
     Amortization of unearned restricted
        stock compensation......................                                                                    898         898
     Change in net unrealized gain (loss)
        on securities ..........................                                         (1,189)                             (1,189)
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1996....................     $2,800     $78,081    $331,232        $312     ($4,693)    ($3,081)   $404,651
                                                     ===============================================================================

The accompanying notes are an integral part of these financial statements.

                               Page 29 of 69 Pages

               WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                         Year Ended December 31,
                                                                                 1996         1995         1994
                                                                             --------------------------------------
Cash flows from operating activities:
   Net income..............................................................  $    40,621 $     45,532 $     57,589
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation.........................................................       10,266        8,234        7,089
      Reduction of reserves for possible loan losses.......................       (5,000)      (9,380)     (25,869)
      Provision for(Reduction of) losses on OREO and other problem assets..          329           87       (1,057)
      Amortization of intangible assets and unearned restricted stock
         compensation......................................................        3,700        3,486        4,500
      Amortization of premiums and discounts on investment securities, net.        7,260       13,092       14,427
      Net gains on sales of OREO and other property........................       (2,537)      (1,223)      (3,512)
      Net gains on sales of investment securities..........................          (11)          (4)         (48)
      Deferred tax expense (benefit).......................................       (1,425)       1,954        6,093
      Increase (Decrease) in accrued income taxes..........................         (128)          51         (837)
      (Increase) Decrease in accrued income receivable and other assets....         (364)       3,848       (1,312)
      Increase (Decrease) in accrued expenses and other liabilities........          229          954         (182)
                                                                             --------------------------------------
      Net cash provided by operating activities............................  $    52,940 $     66,631 $     56,881
                                                                             --------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity......  $   400,565 $    352,837 $    827,572
   Proceeds from maturities of investment securities available for sale....       30,813       32,200       66,952
   Proceeds from sales of investment securities available for sale.........       35,066        3,262          515
   Purchases of investment securities held to maturity.....................     (323,889)    (193,914)    (782,923)
   Purchases of investment securities available for sale...................       (3,321)     (29,201)     (27,795)
   Net (increase) decrease in loans........................................     (410,728)    (352,156)     (26,462)
   Net (increase) decrease in federal funds sold and short-term deposits...       15,537       22,649       93,611
   Proceeds from sales of OREO and other property..........................        5,315        3,717       12,966
   Capital expenditures....................................................      (34,412)     (17,681)      (7,286)
   Net cash (paid) received in business acquisition........................            -       (3,695)      35,659
   Other...................................................................       (2,005)      (4,528)      (3,537)
                                                                             --------------------------------------
   Net cash provided by (used in) investing activities.....................  $  (287,059)$   (186,510)$    189,272
                                                                             --------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits.........  $    29,970 $     74,994 $    (38,710)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit..............................................      (20,104)    (103,422)    (185,562)
   Net increase (decrease) in certificates of deposit......................      (30,155)     131,352       19,607
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements..........................................      251,568       47,288      (35,412)
   Sale of common stock under employee savings plan and dividend
      reinvestment plan....................................................        2,685        5,090          676
  Exercise of stock option..............                                           1,657           86          256
  Stock issued by pooled entities, pre-merger......................                  310           15          902
   Dividends paid including  pooled entities...............................      (15,942)     (12,234)      (9,583)
                                                                             --------------------------------------
   Net cash provided by (used in) financing activities.....................  $   219,989 $    143,169 $   (247,826)
                                                                             --------------------------------------

Net increase (decrease) in cash and cash equivalents.......................  $   (14,130)$     23,290 $     (1,673)
Cash and cash equivalents at the beginning of the period...................      235,221      211,931      213,604
                                                                             --------------------------------------
Cash and cash equivalents at the end of the period.........................  $   221,091 $    235,221 $    211,931
                                                                             ======================================

Interest income received...................................................  $   242,380 $    218,425 $    189,645
                                                                             ======================================

Interest expense paid......................................................  $    90,370 $     71,466 $     56,986
                                                                             ======================================

Net federal income taxes paid..............................................  $    20,550 $     18,588 $     21,470
                                                                             ======================================

The accompanying notes are an integral part of these financial statements.

                               Page 30 of 69 Pages

                          Notes To Financial Statements


(1) Nature of Business

         Whitney Holding Corporation (the "Company") is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956. The Company began operations in 1962 as the parent of Whitney National Bank (the "Louisiana Bank") which has been in continuous operation since 1883. In December, 1994, the Company established the Whitney Bank of Alabama (the "Alabama Bank") and, through this new banking subsidiary, acquired the Mobile area operations of The Peoples Bank, Elba, Alabama in February 1995. During 1995, the Company also established the Whitney Community Development Corporation ("WCDC"), which is authorized to make equity and debt investments in corporations or projects designed primarily to promote community welfare, including the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents, or promoting small businesses that service low-income areas. In August 1996, the Company established Whitney National Bank of Florida (the "Florida Bank") and subsequently acquired American Bank and Trust and Liberty Bank, both of Pensacola, Florida, on October 25, 1996.

         The Company, through its banking subsidiaries, engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the delivery of corporate, pension and personal trust services, and certain limited investment services. The Louisiana Bank is active as a correspondent for other banks. The Banks render specialized services of different kinds in connection with all of the foregoing, and operate sixty-one offices in south Louisiana, ten offices primarily in south Alabama, five offices in the Pensacola, Florida area, and a foreign branch on Grand Cayman in the British West Indies.

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

         In recent years there has been a significant consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. This consolidation has been driven both by the large number of S&L and bank failures experienced during the crisis of the late 1980s and early 1990s as well as more recently by general competitive pressures. All of the Banks' major direct banking competitors have been relatively active in expansion through acquisition. In recent years, the Company has entered into four acquisitions of banking operations involving approximately $540 million of assets and completed a merger with a fifth bank having approximately $235 million of assets in February 1997. The trend toward industry consolidation is expected to continue in the near term.

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




                               Page 31 of 69 Pages

(2) Summary of Significant Accounting Policies

         The accounting and reporting policies of Whitney Holding Corporation and its subsidiaries follow generally accepted accounting principles and policies within the banking industry. The following is a summary of the more significant policies.

CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiaries, Whitney National Bank, Whitney Bank of Alabama, Whitney National Bank of Florida and Whitney Community Development Corporation.

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

CASH AND DUE FROM FINANCIAL INSTITUTIONS

         The Company considers cash on hand and balances due from financial institutions as cash and cash equivalents for purposes of the consolidated statement of cash flows.

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

LOANS

         Loans are generally carried at the principal amounts outstanding, less unearned income and the reserve for possible loan losses.
         Interest on loans is accrued and credited to income based on the outstanding loan principal amounts. The accrual of interest on loans is discontinued when, in management's judgement, there is an indication that a borrower will be unable to meet contractual payments as they become due. For commercial and real estate loans, this generally occurs when a loan falls 90-days past due as to principal or interest, and the loan is not otherwise both well secured and in the process of

                               Page 32 of 69 Pages
collection. Upon discontinuance, accrued but uncollected interest is reversed against current income. Interest payments received on nonaccrual loans are used to reduce the reported loan principal under the cost recovery method when the collectibility of the remaining principal is not reasonably assured; otherwise, these payments are recognized as interest income.

         A nonaccrual loan may be reinstated to accrual status when full payment of contractual principal and interest is expected and this expectation is supported by current performance.




                               Page 33 of 69 Pages

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

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under this standard, a loan is considered impaired when it is probable that all contractual amounts will not be collected as they become due. The extent of impairment is measured based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan's original effective interest rate or, in the case of certain collateral-dependent loans, the fair value of the underlying collateral. The measure of impairment is included in the reserve for possible loan losses.

         The provisions of SFAS No. 114 are not applied by the Company to measure impairment for large groups of similar loans with relatively small balances, such as consumer credit line loans and consumer installment loans. As allowed under the standard, these loans are collectively evaluated for impairment.

         The guidance in SFAS No. 114 did not represent a significant departure from existing procedures followed by the Company in evaluating the overall adequacy of the reserve for possible loan losses. Furthermore, loans evaluated for impairment in most all cases met the criteria already in use by the Company to identify loans on which the accrual of interest should be discontinued. As such, the adoption of this standard had no significant impact on the Company's financial position or results of operations.

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

         Provisions for depreciation and amortization included in non-interest expenses are computed primarily on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from fifteen to forty-five years for buildings and improvements and from three to fifteen years for furnishings and equipment.

         In March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 which prescribes the accounting for impairment of long-lived assets used in operations, such as bank premises and equipment, certain identifiable intangibles, and any goodwill related to these assets. In general, the statement requires recognition of an impairment loss when the undiscounted cash flows estimated to be derived from the use of these assets exceeds their carrying value. The statement also prescribes the accounting to be followed when an entity plans to dispose of such long


                              Page 34 of 69 Pages

-lived assets. The Company's adoption of SFAS No. 121 in 1996 had no material impact on the Company's financial position or results of operations.

INCOME TAXES

         Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." In general, under this accounting standard the tax consequences of all temporary differences that arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either tax liabilities to be settled in the future or tax assets that will be realized as a reduction of future taxes. The change in net deferred tax assets or liabilities between periods is recognized as a deferred tax expense or benefit in the consolidated statement of operations or, for certain temporary differences, reflected directly in shareholders' equity.

EARNINGS PER SHARE

         Earnings per share is calculated using the weighted average number of shares outstanding during each period presented plus dilutive common stock equivalents. Potentially dilutive common stock equivalents consist of stock options which have been granted to certain officers and directors. The treasury method is applied to determine the dilutive common stock equivalents to be added for both the primary and fully-dilutive earnings per share calculations.

RECENT PRONOUNCEMENTS

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June, 1996, mainly to provide consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and it establishes measurement, reporting and disclosure standards with respect to the assets and liabilities that are obtained or incurred in such transfers. SFAS No. 125 is generally effective for transfers, servicing and extinguishments occurring after December 31, 1996, although application of certain provisions of the statement has been delayed to 1998. Adoption of the provisions of SFAS No. 125 with respect to transfer transactions or servicing activities currently engaged in by the Company will not result in a material impact on its financial position or results of operations.


                               Page 35 of 69 Pages

(3) INVESTMENT IN SECURITIES

         Summary  information   regarding  securities  available  for  sale  and
securities held to maturity follows:


(dollars in thousands)                         SECURITIES AVAILABLE FOR SALE
                           ---------------------------------------------------------------------
                           WEIGHTED                   GROSS             GROSS         ESTIMATED
                           AVERAGE     AMORTIZED      UNREALIZED        UNREALIZED    FAIR
DECEMBER 31, 1996          MATURITY    COST           GAIN              LOSS          VALUE
                           ---------------------------------------------------------------------
U.S. Treasury securities     41 mos.   $      527     $      17         $       -     $      544
U.S. government agency
 securities                  52 mos.       33,221           135               273         33,083
Mortgage-backed
  securities                 42 mos.      111,770           890               387        112,273
State and municipal
 securities                 110 mos.        1,044            28                 -          1,072
                           ---------------------------------------------------------------------
         TOTAL               45 mos.   $   146,56     $   1,070         $     660     $  146,972
                           =====================================================================

DECEMBER 31, 1995
U.S. Treasury securities     13 mos.   $    5,568     $      43         $      13     $    5,598
U.S. government agency
 securities                  58 mos.       44,533           517               483         44,567
Mortgage-backed
  securities                 69 mos.      170,838         2,633               403        173,068
State and municipal
 securities                 122 mos.        1,044            30                 -          1,074
                           ---------------------------------------------------------------------
         TOTAL               66 mos.   $  221,983     $  3 ,223        $      899     $  224,307
                           =====================================================================



                               Page 36 of 69 Pages




(dollars in thousands)                            SECURITIES HELD TO MATURITY
                           ---------------------------------------------------------------------
                           WEIGHTED                    GROSS           GROSS          ESTIMATED
                           AVERAGE     AMORTIZED       UNREALIZED      UNREALIZED     FAIR
DECEMBER 31, 1996          MATURITY    COST            GAIN            LOSS           VALUE
                           ---------------------------------------------------------------------
U.S. Treasury securities     12 mos.   $  557,606     $   3,580        $      851     $  560,335
U.S. government agency
 securities                  45 mos.      329,713         2,232             1,453        330,492
Mortgage-backed
  securities                 72 mos.      145,045           414               868        144,591
State and municipal
 securities                  66 mos.      141,972         3,946               277        145,641
Federal Reserve stock
 and other corporate
 securities                       -         4,986         2,141                 -          7,127
                           ---------------------------------------------------------------------
         TOTAL               35 mos.   $1,179,322     $  12,313        $    3,449     $1,188,186
                           =====================================================================




DECEMBER 31, 1995

U.S. Treasury securities     18 mos.   $  803,632     $   8,541        $    1,477     $  810,696
U.S. government agency
 securities                  32 mos.      250,905         3,937               230        254,612
Mortgage-backed
  securities                 69 mos.       56,707           461                 -         57,168
State and municipal
  securities                 62 mos.      135,716         5,144               337        140,523
Federal Reserve stock
 and other corporate
 securities                       -         4,629         1,672                 -          6,301
                           ---------------------------------------------------------------------
         TOTAL               28 mos.   $1,251,589     $  19,755        $    2,044     $1,269,300
                           =====================================================================


         At December 31, 1996 and 1995, U.S. Treasury and agency securities with a carrying value of approximately $807,997,000 and $568,626,000, respectively, were sold under repurchase agreements, pledged to secure public funds and trust deposits or pledged for other purposes.

         During 1996, approximately $12,000,000 of securities that had been classified by a pooled entity as available for sale prior to its merger with the Company were transferred to the held to maturity category in accordance with the investment policies and practices of the combined institution. This transfer was recorded at fair value. The unrealized gains and losses at the transfer date, which are included net of tax as a component of shareholders' equity, were insignificant.

         The amortized cost and estimated fair value of securities, other than equity securities, held to maturity and available for sale at December 31, 1996 are shown as follows by contractual maturity. The actual maturities of certain securities, in particular mortgage-backed securities and municipal securities, may differ from contractual maturities because of principal amortization, prepayments and the exercise of call options.

                                            AVAILABLE FOR SALE
                                    ---------------------------------------
(in thousands)                                                ESTIMATED
MATURITY DISTRIBUTION               AMORTIZED                 FAIR
DECEMBER 31, 1996                   COST                      VALUE
                                    ---------------------------------------
One year or less                    $     46,403              $      46,484
One to five years                         75,032                     75,217
Five to ten years                         17,838                     17,861
Over ten years                             7,289                      7,410
                                    ---------------------------------------
                                    $    146,562              $     146,972
                                    =======================================


                               Page 37 of 69 Pages

                                            HELD TO MATURITY
                                    ---------------------------------------
(in thousands)                                                ESTIMATED
MATURITY DISTRIBUTION               AMORTIZED                 FAIR
DECEMBER 31, 1996                   COST                      VALUE
                                    ---------------------------------------
One year or less                    $    363,463              $     363,236
One to five years                        595,153                    600,377
Five to ten years                        194,175                    195,704
Over ten years                            21,545                     21,742
                                    ---------------------------------------
                                    $  1,174,336              $   1,181,059
                                    ========================================



(4) LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

         The composition of the Company's loan portfolio at December 31, 1996 and 1995 was as follows (in thousands):

                                                                                1996                      1995
                                                              ------------------------------------------------
Commercial, financial and
 agricultural loans...........................................$              980,825    $              804,471
Real estate loans - commercial and other......................               620,197                   486,092
Real estate loans - retail mortgage...........................               315,945                   223,528
Loans to individuals..........................................               135,667                   121,739
Lease financing receivables...................................                12,278                    13,606
                                                              ------------------------------------------------
                                                              $            2,064,912    $            1,649,436
                                                              ================================================

         The Company's lending activity, both commercial and retail, is conducted primarily among customers in Louisiana, Mississippi and southern Alabama and the western Florida panhandle. In its market area, the Company serves a broad base of commercial customers in diverse industries.

         Within the portfolio, the Company maintains a moderate concentration of outstanding credits and loan commitments to customers involved in the oil and gas industry. At December 31, 1996, outstanding loans to this industry totalled approximately $127,000,000, and unused loan commitments and letters of credit and guarantees were approximately $130,000,000 and $16,000,000, respectively. The operations of this industry have stabilized and improved in recent years after a period of severe decline and major restructuring which had adversely impacted the overall economy of a large portion of the Company's market area. Management continues to closely monitor its lending relationships in this industry.

         The total of commercial and other real estate loans shown in the accompanying table includes both those for which the primary source of repayment is the operation or sale of the underlying project, as well as those secured by real estate employed in other operations of the customer. Unfunded commitments for loans secured by commercial or other real estate were approximately $178,000,000 at December 31, 1996. The Company's portfolio of commercial and other real estate loans is diversified as to both the types of collateral property and the industries in which the properties are employed.

         Non-performing loans at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                              1996                      1995
                                                     ---------------------------------------
Loans accounted for on a nonaccrual basis            $       7,191              $      8,161
Restructured loans                                           2,375                     1,622
                                                     ---------------------------------------
Total non-performing loans                           $       9,566              $      9,783
                                                     =======================================



                               Page 38 of 69 Pages

         Information on loans evaluated for possible impairment losses follows (in thousands):

                                                                               1996                      1995
                                                                       --------------------------------------
Impaired loans at year end requiring a loss allowance..................$      3,287             $       6,502
Impaired loans at year end not requiring a loss allowance..............       6,850                     3,542
                                                                       --------------------------------------
Total recorded investment in impaired loans at year end................$     10,137             $      10,044
                                                                       ======================================
Total impairment loss allowance required at year end...................$      1,308             $       2,117
                                                                       ======================================
Average recorded investment in impaired loans during year..............$     10,200             $       7,900
                                                                       ======================================

  With respect to certain nonaccrual loans, interest income is recognized as cash interest payments are received. Interest payments on current or previous nonaccrual loans that had been accounted for under the cost recovery method may also subsequently be recognized as interest income when loan collections exceed previous expectations or when workout efforts result in fully rehabilitated credits. The following compares contractual interest income on nonaccrual loans and restructured loans with both the interest income reported on a cash basis with respect to such loans and the prior cost recovery interest currently recognized on nonaccrual loans and certain accruing loans (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                     1996                       1995                      1994
                                    --------------------------------------------------------------------------
Contractual interest                $               1,005     $                1,554    $                2,662
Interest recognized                                 3,647                      6,425                     6,803
                                    --------------------------------------------------------------------------

Impact on reported
   interest income,
    increase (decrease)             $               2,642     $                4,871    $                4,141
                                    ==========================================================================


         Changes in the reserve for possible loan losses for the three years in the period ended December 31, 1996 were as follows (in thousands):

                                                     1996                       1995                      1994
                                    --------------------------------------------------------------------------
Balance at beginning of year        $              40,144     $               37,069    $               47,228
Reserves provided through
   acquisition                                          -                      1,772                         -
Reduction of reserve                               (5,000)                    (9,380)                  (25,869)
Recoveries                                         10,305                     14,215                    19,986
Loans charged off                                  (6,106)                    (3,532)                   (4,276)
                                    --------------------------------------------------------------------------
Balance at end of year              $              39,343     $               40,144    $               37,069
                                    ==========================================================================

         The reductions in the reserve for possible loan losses in 1996, 1995 and 1994 reflect improved asset quality, successful recovery efforts and management's determination that efforts to deal with asset quality issues have yielded lasting positive results.

         The Banks have made loans in the normal course of business to certain directors and executive officers of the Company and to their associates (related parties). The aggregate amount of these loans was $92,133,000 and $53,081,000 at December 31, 1996 and 1995, respectively. During 1996, $403,724,000 of new loan advances were made, and repayments totalled $364,672,000. Outstanding commitments and letters of credit to related parties totaled $63,813,000 and $68,095,000 at December 31, 1996 and 1995, respectively. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than the normal risk of collectibility.

                               Page 39 of 69 Pages

(5) INCOME TAXES


         Income tax expense (benefit) consisted of the following components for the three years in the period ended December 31, 1996 (in thousands):

Included in net income:                              1996                       1995                      1994
                                    --------------------------------------------------------------------------
  Current tax expense               $              20,543     $               18,901    $               20,769
  Deferred tax expense (benefit)                   (1,425)                     1,954                     6,093
                                    --------------------------------------------------------------------------
                                    $              19,118     $               20,855    $               26,862
                                    ==========================================================================

Included in shareholders' equity:
  Deferred tax expense (benefit)
     related to the change in the
     net unrealized gain (loss) on
     securities                     $                (655)    $                4,457    $               (5,780)
   Current tax benefit related to
     nonqualified stock options
     exercised                                       (708)                         -                         -
                                    --------------------------------------------------------------------------
                                    $              (1,363)    $                4,457    $               (5,780)
                                    ==========================================================================

         The net deferred income tax asset, which is included in other assets on the consolidated balance sheets, was approximately $13,811,000 and $11,731,000 at December 31, 1996 and 1995, respectively. The components of the net deferred tax assets were as follows (in thousands):

                                                                       1996                      1995
                                                     ------------------------------------------------
Deferred tax assets:
         Reserves for losses on loans, OREO, and
           other problem assets                      $               14,249     $              14,101
         Unrecognized interest income                                   742                       674
         Employee benefit plan liabilities                            3,525                     3,148
         Other                                                          717                       552
                                                     ------------------------------------------------
                  Total deferred tax assets          $               19,233     $              18,475
                                                     ================================================
Deferred tax liabilities:
         Accumulated depreciation and
           amortization                              $               (4,484)    $              (5,027)
         Net unrealized gain on securities available
           for sale or transferred to held to maturity                 (169)                     (824)
         Other                                                         (769)                     (893)
                                                     ------------------------------------------------
                  Total deferred tax liabilities     $               (5,422)    $              (6,744)
                                                     ================================================

Net deferred tax asset                               $               13,811     $              11,731
                                                     ================================================

                               Page 40 of 69 Pages

         The Company is required to establish a valuation allowance against the deferred tax asset if, based on all available evidence, it is more likely than not that some or all of the asset will not be realized. Management has weighed the evidence, including current earnings performance, taxable income generated during available carryback periods, and the nature of significant deductible temporary differences, and believes that no valuation reserve is required as of December 31, 1996. Rules issued by regulatory agencies impose additional limitations on the amount of the deferred tax asset that may be recognized when calculating regulatory capital ratios. The Company's ratio calculations were not affected by these rules at December 31, 1996.

         The effective tax rate is less than the statutory federal income tax rate in each of the three years in the period ended December 31, 1996 because of the following:

                                                                          PERCENT OF INCOME
                                                                          BEFORE INCOME TAX
                                                                  1996              1995             1994
                                                     ----------------------------------------------------
Tax at statutory rate                                             35.0%            35.0%             35.0%
Adjustments in rate resulting from:
   Tax exempt income                                              (4.8)            (4.0)             (3.0)
   Non-deductible merger-related expenses                          1.1                -                 -
   Miscellaneous items                                             0.7              0.4              (0.2)
                                                     ----------------------------------------------------
Effective tax rate                                                32.0%            31.4%             31.8%
                                                     ====================================================


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



                               Page 41 of 69 Pages

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                                DECEMBER 31,
                                                                            1996                      1995
                                                              ---------------------------------------------
Actuarial present value of benefit obligation:
  Accumulated benefit obligation :
         Vested                                               $          (45,681)       $          (39,067)
         Non-vested                                                       (3,675)                   (3,394)
                                                              ---------------------------------------------
         Total accumulated benefit obligation                 $          (49,356)       $          (42,461)
     Benefit obligation related to assumed future pay
         increases                                                       (10,464)                   (8,077)
                                                              ---------------------------------------------
     Projected benefit obligation                                        (59,820)                  (50,538)
Plan assets at fair value, primarily U.S. Treasury
    and agency securities and listed stocks                   $           73,548        $           67,869
                                                              ---------------------------------------------
Plan assets in excess of projected benefit
 obligations                                                              13,728                    17,331
Unrecognized net actuarial gains                                          (8,711)                  (11,086)
Unrecognized net implementation asset                                     (2,714)                   (3,119)
Unrecognized prior service cost resulting
 from plan amendments                                                     (1,576)                   (2,874)
                                                              ---------------------------------------------
Prepaid pension cost                                          $              727        $              252
                                                              =============================================

         The net pension expense (benefit) recognized for 1996, 1995, and 1994 is comprised of the following components (in thousands):

                                       1996                       1995                               1994
                           ------------------------------------------------------------------------------
Service costs for benefits
 during the period         $          1,669                   $  1,635                  $           1,900
Interest cost on projected
 benefit obligation                   3,797                      3,564                              3,428
Actual (return) loss on
  plan assets                        (9,116)                   (14,480)                             1,430
Net amortization and
  deferral                            3,175                      9,483                             (6,983)
                           ------------------------------------------------------------------------------
Net pension expense
 (benefit)                 $           (475)                  $    202                  $            (225)
                           ==============================================================================


         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% in 1996 and 1995 and 8.25% in 1994. For all periods presented, the Company assumed an 8.0% expected long-term rate of return on plan assets. The annual rate of increase in future compensation levels was assumed to be 4.0% in 1996 and 1995 and 5.0% in 1994.

         In 1995, the Company adopted a nonqualified defined benefit plan effective as of January 1, 1995. This unfunded plan provides to designated executive officers retirement benefits calculated using the qualified plan's formula, but without the restrictions imposed on qualified plans by certain specified provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. The Company previously maintained a nonqualified excess benefit retirement plan which was terminated effective January 1, 1993 with accrued benefits preserved for participants. Designated executives participating in the recently adopted nonqualified plan were required to relinquish their benefits under the terminated plan. At December 31, 1996, the actuarial present value of projected benefit obligations under the nonqualified plans was approximately $2,093,000 and the recorded accrued pension liability was $1,532,000. The net pension expense was not material in 1996 or 1995.

                               Page 42 of 69 Pages

         The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Under this plan, which covers substantially all full-time employees, the Company matches the savings of each participant up to 3% of his or her compensation. Annual participant savings are limited by tax law. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions was approximately $1,085,000 in 1996, $946,000 in 1995 and $922,000 in 1994.

Health and Welfare Plans

         The Company also maintains certain health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan, and the Company has established annual and lifetime maximum health care benefit limits. Under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," the Company is required to recognize the expected cost of providing these postretirement benefits during the period employees are actively working. The Company continues to fund its obligations under the postretirement benefit plans as the benefit payments are made.

         At December 31, 1996, the net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was approximately $6,154,000. The net periodic postretirement benefit expense recognized under SFAS No. 106 for 1996, 1995 and 1994 was $416,000, $168,000, and $300,000,
respectively. The net periodic benefit expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. No component was individually significant for any period reported.

         For the actuarial calculation of its postretirement benefit obligations at December 31, 1996, 1995 and 1994, the Company assumed annual health care cost increases beginning at 9.50%, 10.0% and 11.0%, respectively, with each decreasing to a 5.50% rate over a seven to ten year period. Discount rates of 7.25% in 1996 and 1995 and 8.25% in 1994 were used in determining the present value of projected benefits. A 1.0% rise in the assumed health care cost trend rates would not materially impact the accumulated benefit obligation or the periodic net benefit expense.

Stock-Based Incentive Compensation Plans and Other Stock-Based Compensation

         The Company maintains two stock-based compensation plans. The long-term incentive program for key employees is administered by the Compensation Committee of the Board of Directors, which designates the participants and authorizes the granting of any awards. Under this program, participants may be awarded stock options, restricted stock, performance shares and phantom shares. To date, only stock options and restricted stock grants have been awarded. The current directors' compensation plan, which was adopted in 1994 and amended in 1996, provides for, among other matters, the annual award of common stock and the annual grant of options to purchase the Company's common stock to each director who is not an employee of the Company or its subsidiaries.


                               Page 43 of 69 Pages

         The following schedule summarizes the common stock awards granted under these plans during 1996, 1995 and 1994:

                                                            Market Value
                                          Shares            of Award on
                  Year      Plan          Awarded            Grant Date
                  --------------------------------------------------------
                  1996      Employee      53,500         $       1,605,000
                            Director       5,100         $         156,000

                  1995      Employee      40,000         $       1,155,000
                            Director       2,100         $          56,000

                  1994      Employee      50,100         $       1,357,000
                            Director       1,800         $          47,000

         Shares awarded to employees in 1996 are subject to possible forfeiture if a recipient's employment is terminated within three years of the grant date and the transfer or other disposition of the shares is prohibited during this period. In addition, the 1996 grant is subject to adjustment based on the performance of the Company, as measured by its return on assets and return on equity, in relation to that of a designated peer group over the restriction period, with the ultimate award ranging from 0% to 200% of the initial grant. The shares granted to employees in 1995 and 1994 are subject to possible forfeiture and transfer restrictions for five-year periods but not to performance-based adjustments. The directors' shares are awarded without any significant restriction and are not subject to future adjustment.

         The Company recognizes the market value of the shares awarded on the grant date as compensation expense ratably over the restriction periods, if any. Adjustments are made for forfeitures as they occur. Subsequent changes in the estimate of the unrestricted shares to which employees will ultimately become entitled under performance-based grants will be reflected in compensation expense prospectively over the remaining restriction periods. The total compensation expense recognized during 1996, 1995 and 1994 related to common stock awards was $1,014,000, $651,000 and $363,000, respectively.

         The following table summarizes stock option activity under the long-term incentive program for employees and the directors' compensation plan for the three-year period ended December 31, 1996. The exercise price for all options is set at the market price on the grant date. All options are fully exercisable six months after the date of grant and expire after ten years.


                               Page 44 of 69 Pages




                                                     Employees                          Directors
                                    -----------------------------------------------------------------
                                                        Weighted-                          Weighted-
                                                         Average                            Average
                                                        Exercise                           Exercise
                                       Number             Price          Number              Price
                                    -----------------------------------------------------------------
Balance, December 31, 1993            129,025         $      16.81            -                     -
         Options granted               72,500         $      28.00       12,000          $      26.25
         Options exercised            (18,674)        $      13.72            -                     -
                                    -----------------------------------------------------------------

Balance, December 31, 1994            182,851         $      21.60       12,000          $      26.25
         Options granted               82,750         $      28.88       14,000          $      26.75
         Options exercised             (3,750)        $      15.70       (1,000)         $      26.25
         Options forfeited             (1,000)        $      28.00            -          $          -
                                    -----------------------------------------------------------------

Balance, December 31, 1995            260,851         $      23.97       25,000          $      26.53
         Options granted              103,500         $      30.00       17,000          $      30.50
         Options exercised            (21,524)        $      18.98       (1,000)         $      26.75
         Options forfeited             (3,000)        $      29.00            -          $          -
                                    -----------------------------------------------------------------

Balance, December 31, 1996            339,827         $      26.08        41,000         $      28.17
                                    =================================================================

         The following table summarizes certain information about the stock options outstanding at December 31, 1996:

Range of                   Number of                Weighted-average          Weighted-average
Exercise                   Shares under             Remaining Years           Exercise
Prices                     Option                   to Expiration             Price
----------------------------------------------------------------------------------------------
$13.22 - $19.42             88,077                  6.22                      $     17.45
$26.25 - $28.88            173,750                  8.21                      $     28.21
$30.00 - $30.50            119,000                  9.68                      $     30.07
                           -------------------------------------------------------------------
$13.22 - $30.50            380,827                  8.21                      $     26.30
                           ===================================================================

         In 1990, an executive officer was granted options to purchase 33,750 shares of common stock of the Company at a price of $18.11. If this officer terminates his employment with the Company, the options will be exercisable for six months after his date of termination. The options will also be exercisable up to one year past the date of his death, but in no event beyond February 28, 2000. At December 31, 1996, none of these options had been exercised.

         As discussed in Note 16, First Citizens BancStock, Inc. ("FCB") was merged with the Company in March 1996. FCB maintained stock option plans for certain employees and its directors. Options to purchase 55,000 shares of FCB common stock had been previously granted to FCB employees and 65,000 shares to the directors. Prior to the merger date, none of the options granted under these plans had been exercised. Upon the merger, holders of FCB stock options received options to buy 88,252 shares of Company stock at a price of $10.13 per share, 96,276 shares at a price of $12.78 per share, and 8,023 shares at a price of $14.57 per share. At December 31, 1996, options for 48,587 shares exercisable at $10.13 remained unexercised. These options expire in approximately seven years.

         In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for years beginning after December 15, 1995. Among other provisions, this statement establishes a fair value based method of accounting for stock-based compensation, including the award of stock options. As provided for in SFAS No. 123, the Company has elected not to adopt the fair value based method for measuring stock-based compensation cost to be included in its results of operations, but is continuing to follow prior generally accepted accounting principles.


                               Page 45 of 69 Pages

         SFAS No. 123 requires the following disclosure of pro forma net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost related to stock option grants (in thousands, except per share amounts):

                                        1996                       1995
                                    -----------------------------------
Net income                          $ 40,621                  $  45,533
Pro forma stock-based
     compensation expense,
     net of tax                          770                        577
                                    -----------------------------------
Pro forma net income                $ 39,851                  $  44,956
                                    ===================================

Pro  forma earnings per share:
     Primary                          $ 2.22                     $ 2.54
     Fully-diluted                    $ 2.22                     $ 2.53

Weighted-average fair value
     of options granted
     during the year                  $ 7.67                     $ 7.14

         The fair value of the stock options granted in 1996 and 1995 was estimated as of the grant dates using the Black- Scholes option-pricing model. The Company made the following significant assumptions in applying the option pricing model: (a) an expected annualized volatility of 17.70% for the Company's common stock; (b) an average option life of seven years before exercise; (c) an expected annual dividend yield of 2.90%; and (d) a weighted-average risk-free interest rate of 7.01% in 1996 and 6.77% in 1995. The Company options issued in connection with the merger with FCB, as discussed above, were not included in the fair value calculation because the FCB options exchanged in the merger transaction had been issued prior to 1995.


(7) BANK PREMISES AND EQUIPMENT

         Bank premises and equipment at December 31, 1996 and 1995 are summarized as follows, net of accumulated depreciation and amortization (in thousands):

                                                  1996                      1995
                                    --------------------------------------------
Land                                $           27,910         $          24,787
Buildings and improvements                      57,237                    44,924
Furnishings and equipment                       24,281                    15,320
                                    --------------------------------------------
                                    $          109,428         $          85,031
                                    ============================================

Accumulated depreciation was $87,648,000 in 1996 and $79,267,000 in 1995. Provisions for depreciation and amortization included in non-interest expense for the three years in the period ended December 31, 1996 were as follows (in thousands):

                                                 1996                       1995                      1994
                                    ----------------------------------------------------------------------
Buildings and improvements          $           3,283         $            2,698        $            2,578
Furnishings and equipment                       6,983                      5,536                     4,511
                                    ----------------------------------------------------------------------
                                    $          10,266         $            8,234        $            7,089
                                    ======================================================================


                               Page 46 of 69 Pages

(8) OTHER REAL ESTATE OWNED

         Other real estate owned ("OREO") comprises real property collateral acquired through foreclosure or in settlement of loans and surplus banking property. With the exception of the pre-1933 property interests discussed below, these properties are reported at their fair values, less expected disposition costs, or the recorded investment in the related loan, whichever is lower. Activity in the OREO valuation reserve for the three years in the period ended December 31, 1996 was as follows (in thousands):

                                                   1996              1995             1994
                                            ----------------------------------------------
Balance, beginning of year                  $     633         $     943         $    3,790
  Provisions for valuation
    adjustments                                   323                87             (1,073)
  Charge-offs                                     (66)             (397)            (1,774)
                                            -----------------------------------------------
Balance, at end of year                     $     890         $     633         $      943
                                            ==============================================

         The Louisiana bank owns a variety of property interests which were acquired though routine banking transactions generally prior to 1933 and for which there existed no ready market. These were subsequently written down to a nominal holding value in accordance with general banking practice at that time. These property interests include a few commercial and residential site locations principally in the New Orleans area, ownership interests in scattered undeveloped acreage and various mineral interests.

         The following summarizes the revenues and direct expenses related to these property interests that are included in the statements of operations (in thousands):

                                        1996              1995              1994
                                    --------------------------------------------
Revenues                            $    955         $     200         $     224
                                    ============================================
Direct expenses                     $     58         $      34         $      73
                                    ============================================


(9) NON-INTEREST INCOME

         The components of non-interest income were as follows for the three years in the period ended December 31, 1996 (in thousands):

                                                 1996                       1995                      1994
                                    ----------------------------------------------------------------------
Service charges on deposit
  accounts                          $          17,470         $           17,512        $           17,851
Credit card income                              5,737                      5,131                     4,645
Trust service fees                              3,738                      3,394                     2,775
International services income                   1,822                      1,941                     1,783
Investment services income                      1,080                        927                     1,115
Other fees and charges                          3,815                      3,173                     2,586
Net gains on sales of OREO
  and other foreclosed assets                   2,537                      1,223                     3,542
Other operating income                          1,112                        665                       667
                                    ----------------------------------------------------------------------
Total other non-interest income     $          37,311         $           33,966        $           34,964
Gain on sale of securities                         11                          3                        46
                                    ----------------------------------------------------------------------

Total non-interest income           $          37,322         $           33,969        $           35,010
                                    ======================================================================

                               Page 47 of 69 Pages

(10) NON-INTEREST EXPENSE

         The components of non-interest expense were as follows for the three years in the period ended December 31, 1996 (in thousands):


                                                 1996                       1995                      1994
                                    ----------------------------------------------------------------------
Salaries and benefits               $          67,493         $           63,520        $           59,462
Occupancy of bank premises, net                10,142                      8,292                     7,515
Furnishings and equipment, including
 data processing                               12,418                     10,434                     8,047
Legal and other professional services           5,762                      3,513                     3,028
Security and other outside services             5,006                      4,108                     4,694
Taxes and insurance, other than real estate     4,420                      4,603                     3,617
Postage and communications                      4,367                      3,523                     2,987
Credit card processing services                 4,337                      3,797                     3,399
Stationery and supplies                         3,223                      2,773                     2,537
Amortization of intangible assets               2,802                      2,888                     4,161
Advertising                                     2,381                      2,260                     1,760
Deposit insurance and regulatory fees             767                      3,802                     6,596
OREO maintenance and operations, net              345                        380                       993
Provision for (recovery of) losses on OREO
 and other problem assets, net                    325                         87                    (1,024)
Other operating expense                        10,606                      8,700                     7,889
                                    ----------------------------------------------------------------------

Total non-interest expense          $         134,394         $          122,680        $          115,661
                                    ======================================================================


(11) OTHER ASSETS AND OTHER LIABILITIES

         The significant components of other assets and other liabilities at December 31, 1996 and 1995 were as follows (in thousands):
                                                       OTHER ASSETS
                                                 1996                       1995
                                      ------------------------------------------
Net deferred tax asset                $        13,811             $       11,731
Costs in excess of net
  tangible assets acquired                     21,336                     24,138
Other                                          11,061                      7,120
                                      ------------------------------------------
Total other assets                    $        46,208             $       42,989
                                      ==========================================

         Costs in excess of the net tangible assets acquired in prior years' business combinations are being amortized over remaining lives ranging from one to fourteen years as of December 31, 1996. Accumulated amortization totalled approximately $8,560,000 at December 31, 1996.

                                                    OTHER LIABILITIES
                                                 1996                       1995
                                      ------------------------------------------
Accrued interest payable              $         9,000             $        9,518
Obligation for postretirement
  benefits other than pensions                  6,154                      6,314
Accrued taxes and expenses                      5,783                      5,618
Other                                           3,881                      2,861
                                      ------------------------------------------
Total other liabilities               $        24,818             $       24,311
                                      ==========================================

                               Page 48 of 69 Pages

(12) SHORT-TERM BORROWINGS

         Short-term borrowings consisted of the following at December 31, 1996 and 1995 (in thousands):

                                              1996                          1995
                                ------------------------------------------------
Federal funds purchased         $           82,384             $         105,674
Securities sold under
 repurchase agreements                     396,278                       121,420
                                ------------------------------------------------
Total short-term borrowings     $          478,662             $         227,094
                                ================================================

         The carrying value and market value of securities sold under repurchase agreements at December 31, 1996 is shown below by the term of the underlying borrowing agreement (in thousands):

                                                                           UP TO                     30 TO
                                            OVERNIGHT                    30 DAYS                   90 DAYS
                                    ----------------------------------------------------------------------
Book value:
U.S. Treasury securities            $          42,154         $          228,860        $            6,400
U.S. government agency securities             118,219                          -                         -
                                    ----------------------------------------------------------------------
Total book value                    $         160,373         $          228,860        $            6,400
                                    ======================================================================

Fair value:
U.S. Treasury securities            $          42,184         $          230,274        $            6,419
U.S. government agency securities             117,809                          -                         -
                                    ----------------------------------------------------------------------
Total fair value                    $         159,993         $          230,274        $            6,419
                                    ======================================================================

Outstanding borrowings              $         160,394         $          229,480        $            6,404
                                    ======================================================================


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



                               Page 49 of 69 Pages

         The Company does not maintain any investment or participation in financial instruments or agreements whose value is linked to, or derived from, changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements and other financial arrangements with similar characteristics, and are commonly referred to as derivatives.

                                          DECEMBER 31, 1996                       DECEMBER 31, 1995
                                                                 (in thousands)
                                  ----------------------------------------------------------------------
                                  CARRYING         ESTIMATED                 CARRYING         ESTIMATED
                                  AMOUNT           FAIR VALUE                AMOUNT           FAIR VALUE
                                  ----------------------------------------------------------------------
ASSETS:
Cash and due from financial
 institutions                     $  221,091       $  221,091                $  235,221       $  235,221
Federal funds sold and
 short-term deposits                  13,400           13,400                    28,937           28,937
Investment in securities           1,326,294        1,335,158                 1,475,896        1,493,607
Loans, net                         2,025,569        2,022,531                 1,609,292        1,637,848
Interest receivable and
 other assets                         31,488           31,488                    31,766           31,766

LIABILITIES:
Deposits                          $2,861,881       $2,861,709                $2,882,170       $2,884,684
Federal funds and
 other short-term borrowings         478,662          478,662                   227,094          227,094
Interest payable and
 other liabilities                    17,918           17,918                    16,704           16,704


         The following significant methods and assumptions were used by the Company in estimating the fair value of financial instruments.

Cash and short-term investments - The carrying value of highly liquid instruments, such as cash on hand, interest- and non-interest-bearing deposits in financial institutions, and federal funds sold provides a reasonable estimate of their fair value.

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

Deposits - SFAS No. 107 specifies that the fair value of deposit liabilities with no defined maturity is to be disclosed as the amount payable on demand at the reporting date, i.e., at their carrying or book value. These deposits, which include interest and non-interest checking, passbook savings and money market accounts, represented approximately 71% and 70% of total deposits at December 31, 1996 and 1995, respectively. The fair value of fixed maturity deposits is estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities. The carrying amount of accrued interest payable on deposits approximates its fair value.

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

                               Page 50 of 69 Pages

Off-balance-sheet instruments - Off-balance-sheet financial instruments include commitments to extend credit, letters of credit and other financial guarantees. The fair value of such instruments is estimated using fees currently charged for similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate. The estimated fair value for these instruments was insignificant at December 31, 1996 and 1995.



                               Page 51 of 69 Pages

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

                                                                                    CONTRACTUAL AMOUNT
                                                                                       December 31,
                                                                                   1996                      1995
                                                                     --------------------------------------------
(in thousands)
Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit                                $          990,035        $          922,372
         Letters of credit and
          financial guarantees written                                           68,957                    81,941
         Credit card and related lines                                           76,684                    58,842

         Commitments to extend credit and credit card and related lines are agreements to make a loan to a customer as long as there is no violation of any condition established in the commitment or credit line contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount outstanding does not necessarily represent total future cash outlay requirements. Of the total commitments outstanding at December 31, 1996, approximately 40% carried a fixed rate of interest over their terms.

         The amount of collateral, if any, required by the Company upon issuance of a commitment is based on management's credit evaluation of the borrower. Required collateral varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

         Letters of credit and financial guarantees written are conditional agreements issued by the Company to guarantee the performance of a customer to a third party. These agreements are primarily issued to support commercial trade. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds marketable securities as collateral to support those letters of credit and guarantees for which collateral is deemed necessary. Letters of credit and financial guarantees outstanding at December 31, 1996, range from unsecured to fully secured.



                               Page 52 of 69 Pages

(15) REGULATORY MATTERS

Regulatory Capital Requirements

         Measures of regulatory capital are an important tool used by regulators to monitor the financial health of insured financial institutions. The primary quantitative measures used by the regulators to gauge capital adequacy are the ratios of Tier 1 and total regulatory capital to risk-weighted assets and the ratio of Tier 1 capital to total assets, also known as the Tier 1 leverage ratio. For the Company and the Banks, Tier 1 capital is essentially equivalent to total shareholders' equity less goodwill and other intangible assets acquired in business combinations, while total regulatory capital represents the sum of Tier 1 capital and the reserve for possible loan losses, subject to certain limitations. Risk-weighting percentages for assets are assigned by the regulatory agencies and are applied to both reported balances as well as to certain off- balance-sheet items.

         To evaluate capital adequacy, regulators compare an institution's regulatory capital ratios with their agency guidelines as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward insured institutions. In reaching an overall conclusion on capital adequacy or assigning an appropriate capital adequacy classification under the uniform framework, regulators must also consider other subjective and quantitative assessments of risk associated with the institution, such as interest-rate risk. Institutions not judged to be adequately capitalized are subject to certain mandatory and possible additional discretionary actions by regulators that could materially impact the institution's financial position and results of operations.

         Management believes, as of December 31, 1996, that the Company and the Banks meet all capital adequacy requirements imposed by their respective regulatory agencies. At December 31, 1996, the Louisiana and Alabama Banks had been classified as "well capitalized" in the most recent classification notice received from their regulators. There are no conditions or events since the notifications that management believes would change the classifications. The Florida Bank has not yet been subject to a regulatory examination and therefore has not received a classification notice. The Florida Bank was capitalized at a level above the minimum required for a "well-capitalized" classification.



                               Page 53 of 69 Pages

         The accompanying table shows the actual regulatory capital ratios and amounts for the Company and its significant banking subsidiaries at December 31, 1996 and 1995 as well as both the minimum capital adequacy standard currently imposed by their regulators and the minimum amounts and ratios that the Banks must maintain to be eligible for a "well capitalized" classification under the prompt corrective action framework.

                                                         Minimum                     Minimum
                                                      Capital Adequacy         for "Well capitalized"
                                  Actual                 Standard                 Classification
                           --------------------------------------------------------------------------
                             Amount   Ratio           Amount   Ratio              Amount   Ratio
                           --------------------------------------------------------------------------
(dollars in thousands)

December 31, 1996:
Tier 1 risk-based capital:
         Company           $  382,648  14.87%        $  102,929  4.00%                n/a     n/a
         Louisiana Bank    $  326,972  14.38%        $   90,938  4.00%         $  136,407    6.00%
Total risk-based capital:
         Company           $  414,902  16.12%        $  205,858  8.00%                n/a     n/a
         Louisiana Bank    $  355,486  15.64%        $  181,876  8.00%         $  227,345   10.00%
Tier 1 leverage capital:
         Company           $  382,648  10.19%        $  150,221  4.00%                n/a     n/a
         Louisiana Bank    $  326,972    9.39%       $  139,227  4.00%         $  174,097    5.00%

December 31, 1995:

Tier 1 risk-based capital:
         Company           $  350,942  17.19%        $   81,679  4.00%                n/a     n/a
         Louisiana Bank    $  308,527  16.91%        $   72,966  4.00%         $  109,449    6.00%
Total risk-based capital:
         Company           $  376,647  18.45%        $  163,357  8.00%                n/a     n/a
         Louisiana Bank    $  331,507  18.17%        $  145,932  8.00%         $  182,415   10.00%
Tier 1 leverage capital:
         Company           $  350,942  10.06%        $  139,594  4.00%                n/a     n/a
         Louisiana Bank    $  308,527   9.55%        $  129,218  4.00%         $  161,523    5.00%


Other Regulatory Matters

         Dividends received from the subsidiary Banks are the primary source of funds available to Whitney Holding Corporation for the declaration and payment of dividends to the Company's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the subsidiary Banks may distribute to the Company. Without prior regulatory approvals, the Banks will have available an amount equal to approximately $35,000,000 plus their current net income to distribute as dividends in 1997.

         Under current Federal Reserve regulations, the Banks are limited in the amounts they may lend to the Company to a maximum of 10% of their capital and surplus, as defined in the regulations. Any such loans must be collateralized at from 100% to 130% of the loan amount, depending on the nature of the underlying collateral.

         Banks are required to maintain currency and coin or a non-interest-bearing balance with the Federal Reserve Bank to meet reserve requirements. The average balance required to be maintained by the Banks with the Federal Reserve Bank in excess of currency and coin on hand was approximately $39,000,000 in 1996 and $51,000,000 in 1995.



                               Page 54 of 69 Pages

(16) MERGERS AND ACQUISITIONS

         On February 28, 1997, the Company completed a merger with First National Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma ("FNBH"). FNBH operates five banking offices in Terrebonne Parish, Louisiana and has total assets of approximately $235 million, $126 million in loans, total deposits of $210 million and shareholders' equity of $18 million. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a pooling of interests. The price of this transaction was $41 million. FNBH shareholders received approximately 1.13 million shares of Whitney Holding Corporation common stock at the closing. Selected proforma financial information for the pooled companies, assuming this merger had been completed at the beginning of the earliest year presented, is a follows (unaudited, in thousands except per-share data):

                  .                             1996                       1995                      1994
                                    ---------------------------------------------------------------------
Interest income                     $        257,049          $         236,987         $         212,010
Interest expense                             (96,487)                   (82,052)                  (64,292)
                                    ---------------------------------------------------------------------
Net interest income                 $        160,562          $         154,935         $         147,718
                                    =====================================================================

Net income                          $         42,721          $          47,925         $          63,470
                                    =====================================================================

Earnings per share:
         Primary                               $2.24                      $2.55                     $3.43
         Fully-diluted                         $2.23                      $2.54                     $3.43

         Near the end of April 1997, the Company anticipates completing its merger with Merchants Bancshares, Inc., the parent of Merchants Bank and Trust Company ("MB&T"). MB&T, with operations along the Mississippi Gulf Coast, has total assets of approximately $208 million, deposits of $188 million and shareholders' equity of $17 million. This transaction is priced at approximately $52 million. The Company expects to account for this merger as a pooling of interests.

         In October 1996, the Company completed a merger with American Bank & Trust ("ABT") of Pensacola, Florida and with Liberty Holding Corporation ("LHC"), the parent of Liberty Bank, also of Pensacola. ABT, with assets of $57 million, and Liberty Bank, with assets of $48 million, were merged into a newly-chartered wholly-owned banking subsidiary of the Company, Whitney National Bank of Florida. Shareholders of ABT received 318,000 shares of Whitney Holding Corporation common stock with a market value at the time of approximately $10.3 million. LHC shareholders received 436,000 shares of Company stock with an approximate value of $14.1 million. Each of these mergers was accounted for as a pooling of interests.

         In March 1996, the Company completed a merger with First Citizens BancStock, Inc. ("FCB"), the parent of The First National Bank in St. Mary Parish ("FNB"). FNB, which was merged into the Louisiana Bank, had total assets of approximately $243 million, including $147 million in loans, total deposits of $214 million and shareholders' equity of $27 million. The merger was accounted for as a pooling of interests. FCB shareholders received 2.03 million shares of Whitney Holding Corporation common stock with a market value at the time of approximately $63 million. Holders of FCB stock options at the closing date received options to buy approximately 192,000 shares of the Company's common stock at a weighted-average exercise price of $11.64.

         In February 1995, Whitney Bank of Alabama purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The fair value of the tangible assets acquired totalled approximately $90 million, including $47 million in loans. The Alabama Bank assumed non-interest-bearing demand deposits of $14 million and interest-bearing transaction, savings and time deposits totaling $76 million. The purchase price was approximately $12 million. Operating results from this acquisition are included in the accompanying consolidated statements of operations from the date of acquisition.

         In March 1994, the Company and the Louisiana Bank purchased substantially all of the assets and assumed the deposits and certain other liabilities of Baton Rouge Bank and Trust Company. The tangible assets acquired, whose fair

                               Page 55 of 69 Pages
value totalled approximately $118 million, included $59 million in loans. The deposits assumed included approximately $24 million in non-interest-bearing demand deposits and $94 million in interest-bearing transaction, savings and time deposit accounts. As part of the acquisition price, which totalled approximately $9 million, Whitney Holding Corporation issued 90,909 shares of its common stock with a value of $2 million. The operating results from this acquisition are reflected in the Company's consolidated statements of operations from the acquisition date.

(17) COMMITMENTS AND CONTINGENCIES

         In 1992, the Company discovered and reported to the United States Department of Education ("DOE") that in earlier years it had not in all cases followed some collection procedures related to guaranteed student loans under the Federal Family Education Loan Program. At that time, a reserve for potential settlement with DOE was established and internal procedures were revised for future compliance with the Program. The Company believes the ultimate settlement will not have a material effect on its results of operations or financial condition in 1997 or beyond.

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

                               Page 56 of 69 Pages

(18) PARENT COMPANY FINANCIAL STATEMENTS

Summarized parent-company-only financial statements of
Whitney Holding Corporation follow (in thousands):

                                                              December 31,

                                                            1996         1995
                                                         ------------------------
BALANCE SHEETS
Investment in and advances to the Banks...............   $   398,359 $    365,979
Investment in non-bank subsidiaries...................         1,021        1,003
Dividends receivable..................................         4,858        3,642
Other assets..........................................         5,772        9,020
                                                         ------------------------
Total assets..........................................   $   410,010 $    379,644
                                                         ========================

Dividends payable and other liabilities...............   $     5,359 $      3,781
Shareholders' equity, net of treasury shares and
      unearned restricted stock compensation..........       404,651      375,863
                                                         ------------------------
Total liabilities and shareholders' equity............   $   410,010 $    379,644
                                                         ========================


                                                              FOR YEAR ENDED DECEMBER 31,
STATEMENT OF OPERATIONS                                     1996         1995         1994
                                                        --------------------------------------
Dividend income from the Banks.........................  $    24,455 $     26,418 $     33,361
Equity in net undistributed earnings of the Banks......       17,409       19,013       24,316
Equity in net undistributed earnings of non-bank
 subsidiaries..........................................           18            2            -
Other income (expense), net............................       (1,261)         100          (87)
                                                         -------------------------------------
Net income.............................................  $    40,621 $     45,533 $     57,590
                                                         =====================================

STATEMENT OF CASH FLOWS
Cash flows from operating activities:
  Net income...........................................  $    40,621 $     45,533 $     57,590
  Adjustment to reconcile net income to net cash
     provided by operating activities:
  Equity in net undistributed earnings of the Banks....      (17,409)     (19,013)     (24,316)
  Equity in undistributed earnings of non-bank
     subsidiaries......................................          (18)          (2)           -
  (Increase) Decrease in dividends receivable..........       (1,216)        (788)        (563)
   Other, net..........................................          818         (285)          35
                                                         --------------------------------------
   Net cash provided by operating activities...........  $    22,796 $     25,445 $     32,746
                                                         --------------------------------------
Cash flows from investing activities:
   Investment in Whitney National Bank of Florida......  $   (15,015)$          - $          -
   Investment in and advances to  Whitney Bank of
      Alabama..........................................            -      (12,752)     (22,162)
   Investment in Whitney Community Development
      Corporation......................................            -       (1,000)           -
   Other, net..........................................        3,224       (4,657)      (2,534)
                                                         --------------------------------------
   Net cash provided by (used in) investing activities.  $   (11,791)$    (18,409)$    (24,696)
                                                         --------------------------------------
Cash flows from financing activities:
   Dividends paid, including pooled entities...........      (15,942)     (12,234)      (9,583)
   Sale of common stock under employee savings plan
     and dividend reinvestment plan....................        2,685        5,090          675
   Exercise of stock options...........................        1,657           86          256
   Stock issued by pooled entities, pre-merger.........          310           15          902
                                                         --------------------------------------
   Net cash provided by (used in) financing activities.  $   (11,290)$     (7,043)$     (7,750)
                                                         --------------------------------------
Net increase (decrease) in cash .......................  $      (285)$         (7)$        300
Cash at the beginning of the year......................          331          338           38
                                                         --------------------------------------
Cash at the end of the year............................  $        46 $        331 $        338
                                                         ======================================

                               Page 57 of 69 Pages

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

         Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance. The Company maintains a strong internal control auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. As part of their audit of the Company's 1996 financial statements, Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has considered the recommendations of the internal auditors and Arthur Andersen LLP concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1996, the Company's system of internal control is adequate to accomplish the objectives discussed herein.





                               Page 58 of 69 Pages

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF WHITNEY HOLDING CORPORATION:

         We have audited the accompanying consolidated balance sheets of Whitney Holding Corporation and subsidiaries (a Louisiana corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitney Holding Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

New Orleans, Louisiana January 16, 1997 (except with respect to the first paragraph of Note 16 as to which the date is February 28, 1997)



                               Page 59 of 69 Pages

SUMMARY OF QUARTERLY FINANCIAL INFORMATION

         The following quarterly financial information is unaudited. In the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for such periods are reflected.


                                                                                1996 - UNAUDITED
                                                                      (in thousands, except per-share amounts)
                                                    ----------------------------------------------------------------------------
                                                    4TH                     3RD                2ND                 1ST
                                                    QUARTER                 QUARTER            QUARTER             QUARTER
                                                    ----------------------------------------------------------------------------
Interest income                                     $      62,377           $      61,126      $      59,076       $      59,127
Net interest income                                        38,997                  38,890             36,938              36,986
Reduction in reserve for possible loan losses               5,000                       -                  -                   -
Income before income tax                                   16,600                  15,766             15,208              12,165
Net income                                                 11,058                  10,780             10,390               8,393
Earnings per share for the three-month periods
 (based on weighted average of number of shares
         outstanding)                               $        0.61           $        0.60      $        0.58       $        0.47
Dividend declared per share, historical             $        0.25           $        0.25      $        0.25       $        0.22
Range of closing stock prices                        31.75-35.875             29.50-32.75        29.75-31.75         29.75-31.75



                                                                                1995 - UNAUDITED
                                                                      (in thousands, except per-share amounts)
                                                    ----------------------------------------------------------------------------
                                                    4TH                     3RD                2ND                1ST
                                                    QUARTER                 QUARTER            QUARTER            QUARTER
                                                    ----------------------------------------------------------------------------
Interest income                                     $      59,313           $      56,717      $      54,166       $      51,464
Net interest income                                        38,879                  36,942             35,057              34,841
Reduction in reserve (provision)
  for possible loan losses                                   (350)                  9,900                (50)               (120)
Income before income tax                                   15,275                  24,805             12,690              13,618
Net income                                                 10,633                  16,351              9,322               9,227
Earnings per share for the three-month periods
 (based on weighted average of number of shares
         outstanding)                               $        0.60           $        0.92      $        0.53       $        0.53
Dividend declared per share, historical             $        0.22           $        0.20      $        0.20       $        0.20
Range of closing stock prices                         29.75-31.50             26.75-34.00       24.00-27.375         22.00-25.75




                               Page 60 of 69 Pages

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In response to this item,  registrant  incorporates  by  reference  the sections entitled "Election of Directors," "Certain Transactions" and "Compliance with Section 16(A) of the Exchange Act" of its Proxy Statement dated March 18, 1997.


Item 11: EXECUTIVE COMPENSATION

         In response to this item, registrant incorporates by reference the sections entitled "Proposal to Amend and Restate the Long-Term Incentive Program," "Compensation of Directors" and "Executive Compensation" of its Proxy Statement dated March 18, 1997.


Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this item,  registrant  incorporates  by  reference  the
sections  entitled  "Voting   Securities  and  Principal  Holders  Thereof"  and
"Election of Directors" of its Proxy Statement dated March 18, 1997.


Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement dated March 18, 1997.




                               Page 61 of 69 Pages

                                     PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of the Company and its subsidiaries are included in Part II Item 8:

                                                                     Page Number
                                                                     -----------
         Consolidated Balance Sheets --
            December 31, 1996 and 1995                                        27

         Consolidated Statements of Operations --
            Years Ended December 31, 1996, 1995, and 1994                     28

         Consolidated Statements of Changes in Shareholders' Equity --
            Years Ended December 31, 1996, 1995, and 1994                     29

         Consolidated Statements of Cash Flows --
            Years Ended December 31, 1996, 1995, and 1994                     30

         Notes to Financial Statements                                        31

         Report of Independent Public Accountants                             59

         Summary of Quarterly Financial Information                           60


(a) (2) All schedules have been omitted because they are either not applicable or the required information has been included in the financial statements or notes to the financial statements.

(a) (3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter, incorporated by reference to the Company's March 31, 1993 Form 10- Q

         Exhibit 3.2 - Copy of Bylaws, as amended

         Exhibit 10.1 - Stock    Option   Agreement  between   Whitney   Holding
         Corporation and William L. Marks, incorporated by reference to the Company's 1990 Form 10-K

         Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks, incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling, incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball, incorporated by reference to the Company's June 30, 1993 Form 10-Q

         Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr., incorporated by reference to the Company's June 30, 1993 Form 10-Q



                               Page 62 of 69 Pages

         Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson, incorporated by reference to the Company's September 30, 1993 Form 10-Q

         Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May, effective December 13, 1993, incorporated by reference to the Company's 1993 Form 10-K

         Exhibit 10.8 - Executive agreement between Whitney Holding Corporation,
         Whitney  Bank  of  Alabama  and  John  C. Hope, III,  incorporated   by
         reference to the Company's 1994 10-K

         Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr., incorporated by reference to the Company's June 30, 1995 Form 10-Q effective July 26, 1995

         Exhibit 10.10a - Long-term incentive program, incorporated by reference to the Company's 1991 Form 10-K

         Exhibit 10.10b - Long-term incentive plan, incorporated by reference to the Company's Proxy Statement dated March 18, 1997

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

         Exhibit 10.17  -   Executive    agreement   between   Whitney   Holding
         Corporation, Whitney National Bank and Rodney D. Chard, incorporated by reference to the Company's September 30, 1996 Form 10-Q

         Exhibit 10.18 - Form of Amendment to the Executive agreements set forth in Exhibits 10.2 through 10.9

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank and First National Bank of Houma, both in Louisiana, Whitney Bank of Alabama and Whitney National Bank of Florida All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         Exhibit 23 - Consent of Independent Public Accountants

         Exhibit 27 - Financial Data Schedule


                               Page 63 of 69 Pages

(b) No report on Form 8-K was required to be filed by the Registrant during the last quarter of 1996.



         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WHITNEY HOLDING CORPORATION
                                                (Registrant)




                                     By:/s/ William L. Marks
                                        ----------------------------------------
                                        William L. Marks
                                        Chairman of the Board and
                                        Chief Executive Officer   March 28, 1997
                                                               -----------------
                                                                      Date

                               Page 64 of 69 Pages

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ William L. Marks      ,   Chairman of the Board and Chief Executive
-------------------------------    Officer and Director           March 28, 1997
     William L. Marks                                    -----------------------

     /s/ R. King Milling       ,   President and Director         March 28, 1997
-------------------------------                           ----------------------
     R. King Milling

     /s/ Edward B. Grimball    ,   Executive Vice President & C.F.O.
-------------------------------    (Principal Accounting Officer) March 28, 1997
     Edward B. Grimball                                          ---------------

    /s/ John G. Phillips       ,   Director                       March 28, 1997
-------------------------------            -------------------------------------
    John G. Phillips
                               ,   Director
-------------------------------            -------------------------------------
    W.P. Snyder III

    /s/ Robert H. Crosby, Jr.   ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    Robert H. Crosby, Jr.

    /s/ Richard B. Crowell      ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    Richard B. Crowell

    /s/ James M. Cain           ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    James M. Cain

    /s/ Harry J. Blumenthal, Jr.,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    Harry J. Blumenthal, Jr.

    /s/ Robert E. Howson        ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    Robert E. Howson

    /s/ Warren K. Watters       ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    Warren K. Watters
                                ,  Director
-------------------------------            -------------------------------------
    John K. Roberts, Jr.

    /s/ Willam A. Hines         ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    William A. Hines

    /s/ E. James Kock, Jr.      ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    E. James Kock, Jr.

------------------------------- ,  Director
    John J. Kelly                          -------------------------------------

    /s/ Angus R. Cooper, II     ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    Angus R. Cooper, II

    /s/ Joel B. Bullard, Jr.    ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    Joel B. Bullard, Jr.

                               Page 65 of 69 Pages

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



------------------------------- ,  Director
    Camille A. Cutrone                     -------------------------------------

    /s/ Carroll W. Suggs        ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    Carroll W. Suggs

    /s/ Alfred S. Lippman       ,  Director                       March 28, 1997
-------------------------------            -------------------------------------
    Alfred S. Lippman

                               Page 66 of 69 Pages

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


Section 3. The Company may issue stock certificates signed by the Chief Executive Officer and Secretary of the Company. In addition to the Chief
Executive Officer and Secretary of the Company, the President, any Vice President and any Assistant Secretary, respectively, of the Company may sign the Company's stock certificates. All stock certificates representing shares of the Company's stock, whether currently outstanding or that may be issued in the future, may bear facsimile signatures of the Company's Chief Executive Officer and Secretary, or other authorized officers, provided such certificates are or have been countersigned by a transfer agent or registrar other than the Company itself or an employee of the Company.


Section 4. There shall be a standing committee of this Corporation, appointed by the Board, to be known as the Executive Committee, consisting of the Chairman of the Board, the President, and such other Directors as may be appointed from time to time, each to serve a 12 months' term, four (4) members of which shall constitute a quorum for the transaction of business. This committee shall have power to direct and transact all business of the Corporation, which properly might come before the Board of Directors, except such as the Board only, by law, is authorized to perform. The Executive Committee shall report its actions in writing at each regular meeting of the Board of Directors, which shall approve or disapprove the report and record such action in the minutes of the meeting.

                               Page 67 of 69 Pages

                                                                   EXHIBIT 10.18

                                    AMENDMENT
                           WHITNEY HOLDING CORPORATION
                                       and
                              WHITNEY NATIONAL BANK

                               EXECUTIVE AGREEMENT
                               -------------------

                  THIS  AMENDMENT   relates  to  an  Executive   Agreement  (The
"Agreement") entered into between WHITNEY HOLDING CORPORATION, a corporation organized and existing under the laws of the State of Louisiana (the "Holding
Corporation"), WHITNEY NATIONAL BANK, a financial institution organized and existing under the laws of the United States (the "Bank") and John C. Hope, III (the "Executive") which was first effective as of March 16, 1995.

                  WHEREAS, the Executive is presently employed by each of the Holding Corporation and the Bank as a Executive Vice President and Whitney Bank of Alabama as Chairman and Chief Executive Officer;

                  WHEREAS, the Holding Corporation adopted the Whitney Holding Corporation Retirement Restoration Plan, effective as of January 1, 1995, and the Executive is designated as a participant in such plan;

                  WHEREAS, the parties to the Agreement now desire to amend the Agreement to take into account the Whitney Holding Corporation Retirement Restoration Plan;

                  NOW, THEREFORE, effective as of July 23, 1996, Section 2.1e of the Agreement shall be amended and restated to read in its entirety as follows:

                  e. Pay to the Executive an amount equal to the present value of the additional benefits which would have accrued under the Whitney National Bank Retirement Plan and the Whitney Holding Corporation Retirement Restoration Plan, or any successors thereto, that would have been made for the lesser of (i) three years following the Date of Termination, or (ii) the number of years until the Executive's normal retirement age under such plans; and

                  THIS AMENDMENT was executed in multiple counterparts as of the date set forth below, each of which shall be deemed an original, and shall be effective as of the date first set forth above.

EXECUTIVE:                                        WHITNEY NATIONAL BANK and
                                                  WHITNEY HOLDING CORPORATION

/s/ John C. Hope, III                             /s/ Robert E. Howson
-----------------------------------               ------------------------------
Date: July 23, 1996                               By:  Robert E. Howson
     ------------------------------               Title:  Director & Chairman
                                                          Compensation Committee
                                                          of Board of Directors
                                                  Date: July 23, 1996
                                                       -------------------------



                               Page 68 of 69 Pages