Form 10-Q
period 1997-03-31
WHITNEY HOLDING CORP
filed 1997-05-15
CIK 106926

May 14, 1997


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended March 31, 1997.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                             Sincerely,



                                             /s/ Edward B. Grimball
                                             -----------------------------------
                                             Edward B. Grimball
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (504) 586-7570

EBG/drm

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
Commission file number 0-1026


                           WHITNEY HOLDING CORPORATION
             ------------------------------------------------------
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


                                 (504) 586-7272
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

The Company has only one class of common stock, of which 19,207,114 shares were outstanding on March 31, 1997.

An exhibit index appears on page 17.


WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                                                                  Page
----------------------------------------------------------------------------------------------------------------------

PART I.  Financial Information

         Item 1:  Financial Statements:
                           Consolidated Balance Sheets...............................................................3
                           Consolidated Statements of Operations.....................................................4
                           Consolidated Statements of Cash Flows.....................................................5
                           Notes to Financial Statements.............................................................6

         Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................................8


----------------------------------------------------------------------------------------------------------------------

PART II.  Other Information

         Item 6:  Exhibits and Reports on Form 8-K..................................................................17



----------------------------------------------------------------------------------------------------------------------

         Signatures.................................................................................................18

                               Page 2 of 18 Pages


ITEM 1.  FINANCIAL STATEMENTS

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                        March 31,  December 31,
                                                                                 1997        1996
                                                                              -----------------------
ASSETS
Cash and due from financial institutions...................................   $  204,363   $  232,734
Investment in securities:
     Securities available for sale.........................................      144,256      210,073
     Securities held to maturity (fair value of $1,217,633 in
          1997 and $1,198,688 in 1996).....................................    1,220,463    1,190,230
Federal funds sold and short-term deposits.................................       50,050       26,193
Loans......................................................................    2,195,996    2,191,508
Less reserve for possible loan losses......................................       40,742       41,307
                                                                              -----------------------
   Loans, net..............................................................    2,155,254    2,150,201
Bank premises and equipment, net...........................................      119,017      114,587
Other real estate owned, net...............................................        3,605        3,438
Accrued income receivable..................................................       32,945       31,868
Other assets...............................................................       51,054       50,395
                                                                              -----------------------
          TOTAL ASSETS.....................................................   $3,981,007   $4,009,719
                                                                              =======================

LIABILITIES
Deposits:
     Non-interest-bearing demand deposits..................................   $  941,842   $  967,030
     Interest-bearing deposits.............................................    2,129,008    2,105,285
                                                                              -----------------------
         Total deposits....................................................    3,070,850    3,072,315
Federal funds purchased and securities sold under repurchase agreements....      447,268      484,045
Dividends payable..........................................................        5,359        4,489
Other liabilities..........................................................       28,387       25,775
                                                                              -----------------------
          TOTAL LIABILITIES................................................   $3,551,864   $3,586,624
                                                                              -----------------------

SHAREHOLDER'S EQUITY
Common stock...............................................................   $    2,800   $    2,800
Capital surplus............................................................      102,746       99,578
Retained earnings..........................................................      334,379      329,355
Net unrealized gain (loss) on securities available for sale or transferred
   to held to maturity, net of tax effect of $817 in 1997 and $465 in 1996.       (1,518)        (864)
                                                                              -----------------------
          Total............................................................      438,407      430,869

Treasury stock at cost, 420,182 shares in 1997 and 493,780
     shares in 1996, and unearned restricted stock compensation............        9,264        7,774
                                                                              -----------------------

          TOTAL SHAREHOLDERS' EQUITY.......................................   $  429,143   $  423,095
                                                                              -----------------------
          TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY.......................................   $3,981,007   $4,009,719
                                                                              =======================

The accompanying notes are an integral part of these financial statements.


                               Page 3 of 18 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the Three Months
(in thousands, except share and per-share amounts)                                  Ended March 31,
                                                                                   1997           1996
                                                                              ---------------------------
INTEREST INCOME
Interest and fees on loans................................................... $     45,669   $     39,092
Interest and dividends on investments:
      U.S. Treasury and agency securities....................................       14,043         17,009
  Mortgage-backed securities.................................................        4,424          4,253
      Obligations of states and political subdivisions.......................        1,891          1,859
      Federal Reserve stock and other corporate securities...................           62            118
Interest on federal funds sold and short-term deposits.......................          583            656
                                                                              ---------------------------
            TOTAL............................................................ $     66,672   $     62,987
                                                                              ---------------------------

INTEREST EXPENSE
Interest on deposits......................................................... $     19,144   $     19,826
Interest on federal funds purchased and securities
      sold under repurchase agreements.......................................        5,573          3,940
                                                                              ---------------------------
            TOTAL............................................................ $     24,717   $     23,766
                                                                              ---------------------------
Net interest income.......................................................... $     41,955   $     39,221
Provision for possible loan losses...........................................          100              -
                                                                              ---------------------------
Net interest income after provision for possible loan losses................. $     41,855   $     39,221
                                                                              ---------------------------

NON-INTEREST INCOME
Gain on sale of securities................................................... $          -   $          8
Other non-interest income....................................................       10,199          9,304
                                                                              ---------------------------
            TOTAL............................................................ $     10,199   $      9,312
                                                                              ---------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits............................................... $     18,450   $     18,005
Occupancy of bank premises, net..............................................        2,889          2,373
Other non-interest expenses..................................................       15,239         15,105
                                                                              ---------------------------
            TOTAL............................................................ $     36,578   $     35,483
                                                                              ---------------------------
Income before income taxes .................................................. $     15,476   $     13,050
Income tax expense...........................................................        5,092          4,075
                                                                              ---------------------------
Net Income................................................................... $     10,384   $      8,975
                                                                              ===========================

Earnings per share:
      Primary................................................................ $       0.54   $       0.47
      Fully-diluted.......................................................... $       0.54   $       0.47

Weighted- average shares outstanding for calculation:
      Primary................................................................   19,257,398     18,984,056
      Fully-diluted..........................................................   19,267,508     18,986,894


The accompanying notes are an integral part of these financial statements.

                               Page 4 of 18 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                                          1997          1996
                                                                                  --------------------------
Cash flows from operating activities:
   Net income...................................................................  $     10,384 $       8,975
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation..............................................................         2,979         2,320
      Provision for possible loan losses........................................           100             -
      Provision for losses on OREO and other problem assets.....................             -            65
      Amortization of intangible assets and unearned restricted stock
         compensation...........................................................           896           883
      Amortization of premiums and discounts on investment securities, net......         1,039         2,552
      Net gains on sales of OREO and other property.............................           (11)         (189)
      Net gains on sales of investment securities...............................             -            (8)
      Deferred tax expense (benefit)............................................          (581)       (1,051)
      Increase (Decrease) in accrued income taxes...............................         5,270         4,361
      (Increase) Decrease in accrued income receivable and other assets.........        (3,337)       (4,987)
      Increase (Decrease) in accrued expenses and other liabilities.............          (913)           43
                                                                                  --------------------------
      Net cash provided by operating activities.................................  $     15,826 $      12,964
                                                                                  --------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity...........  $    248,734 $     101,110
   Proceeds from maturities of investment securities available for sale.........        49,106        22,298
   Proceeds from sales of investment securities available for sale..............             -        28,118
   Purchases of investment securities held to maturity..........................      (251,931)     (165,021)
   Purchases of investment securities available for sale........................       (11,984)      (46,722)
   Net (increase) decrease in loans.............................................        (5,375)       (1,795)
   Net (increase) decrease in federal funds sold and short-term deposits........       (23,857)      (20,878)
   Proceeds from sales of OREO and other property...............................            66           328
   Capital expenditures.........................................................        (7,394)       (9,591)
   Other........................................................................           261           212
                                                                                  --------------------------
   Net cash provided by (used in) investing activities..........................  $     (2,374)$     (91,941)
                                                                                  --------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits..............  $    (25,188)$     (50,265)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit...................................................         7,804       (16,176)
   Net increase (decrease) in certificates of deposit...........................        15,919        43,428
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements...............................................       (36,777)      104,339
   Sale of common stock under employee savings plan and dividend
      reinvestment plan.........................................................         1,025           529
   Exercise of stock options....................................................           343         1,014
   Dividends paid...............................................................        (4,489)       (3,273)
   Dividends paid, pooled entities..............................................          (460)         (181)
                                                                                  --------------------------
   Net cash provided by (used in) financing activities..........................  $    (41,823)$      79,415
                                                                                  --------------------------

Net increase (decrease) in cash and cash equivalents............................  $    (28,371)$         438
Cash and cash equivalents at the beginning of the period........................       232,734       256,760
                                                                                  --------------------------
Cash and cash equivalents at the end of the period..............................  $    204,363 $     257,198
                                                                                  ==========================

Interest income received........................................................  $     65,596 $      61,486
                                                                                  ==========================

Interest expense paid...........................................................  $     24,935 $      23,023
                                                                                  ==========================

Net federal income taxes paid...................................................  $        173 $       1,040
                                                                                  ==========================


The accompanying notes are an integral part of these financial statements.

                               Page 5 of 18 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Whitney Holding Corporation and its subsidiaries (the "Company") follow accounting and reporting policies generally accepted within the banking industry. Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on From 10-Q. The Company recommends that these financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiaries, Whitney National Bank, First National Bank of Houma (Louisiana), Whitney Bank of Alabama, Whitney National Bank of Florida and Whitney Community Development Corporation. All adjustments have been made which, in the opinion of management, are necessary to fairly state the financial results for the interim periods presented.

RESTATEMENT AND RECLASSIFICATION

         Prior period information has been restated to give effect to a merger completed in February 1997 which has been accounted for as a pooling of interests. Certain balances in prior periods have been reclassified to conform with this period's financial presentation.

USE OF ESTIMATES

         To prepare financial statements in conformity with generally accepted accounting principles, management is required to develop estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses to be reported for the periods presented in the financial statements. Actual results could differ from those estimates.

EARNINGS PER SHARE

         Earnings per share ("EPS"), both primary and fully-diluted, is currently calculated using the weighted-average number of shares outstanding during each period presented plus an adjustment for the dilutive effect of common stock equivalents. For the Company, common stock equivalents consist of stock options which have been granted to certain officers and directors. The number of shares assumed outstanding for the EPS calculations with respect to these stock options is determined using the treasury stock method.

         In February 1997, the Financial Accounting Standards Board issued a statement that revised and simplified the standards for the calculation of earnings per share. Under these standards, which are effective for periods ending after December 15, 1997, the Company will report two measures of EPS, "basic" and "diluted." Basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For the calculation of diluted EPS, the number of common shares outstanding will be increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued as determined using the treasury stock method where appropriate. Assuming that there are no changes in the Company's present capital structure, the calculation of diluted EPS will yield a result essentially the same as the current calculation of primary EPS. Although early application of this new accounting standard is not permitted, the following pro forma disclosure of the Company's basic and diluted EPS is allowed.

                               Page 6 of 18 Pages

                                                    For the Three Months
                                                       Ended March 31,
                                                     1997                 1996
                                             ------------         ------------

Pro forma basic EPS                          $       0.54        $        0.48

Pro forma diluted EPS                        $       0.54        $        0.47


2) MERGERS AND ACQUISITIONS

         On April 18, 1997, the Company completed its merger with Merchants Bancshares, Inc., the parent of Merchants Bank & Trust Company ("MB&T") of Gulfport, Mississippi. MB&T, with operations along the Mississippi Gulf Coast, has total assets of approximately $200 million, deposits of $182 million and shareholders' equity of $18 million. MB&T was merged into a newly-chartered wholly-owned subsidiary of the Company, Whitney National Bank of Mississippi. The transaction was priced at approximately $52 million. The Merchants Bancshares shareholders received approximately 1.45 million shares of Company common stock at the closing. The Company will account for this merger as a pooling of interests. Selected pro forma financial information for the pooled companies, assuming this merger had been completed at the beginning of the earliest period presented, is as follows (in thousands except per-share data):

                  .                             1997                       1996
                                    ------------------        ------------------
Interest income                     $          70,245         $          66,288
Interest expense                              (26,232)                  (25,188)
                                    ------------------        ------------------
Net interest income                 $          44,013         $          41,100
                                    ==================        ==================

Net income                          $          10,786         $           9,409
                                    =================         ==================

Earnings per share:
         Primary                                $0.52                     $0.46
         Fully-diluted                          $0.52                     $0.46

         On February 28, 1997, the Company completed a merger with First National Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma ("FNBH"). FNBH operates five banking offices in Terrebonne Parish, Louisiana and has total assets of approximately $235 million, $126 million in loans, total deposits of $210 million and shareholders' equity of $18 million. The price of this transaction was $41 million. FNBH shareholders received approximately 1.13 million shares of Whitney Holding Corporation common stock at the closing. This merger was accounted for as a pooling of interests.

         In October 1996, the Company completed a merger with American Bank & Trust ("AB&T") of Pensacola, Florida and with Liberty Holding Corporation ("LHC"), the parent of Liberty Bank, also of Pensacola. AB&T, with assets of $57 million, and Liberty Bank, with assets of $48 million, were merged into a newly-chartered wholly-owned subsidiary of the Company, Whitney National Bank of Florida. Shareholders of AB&T received 318,000 shares of Company common stock with a market value at the time of approximately $10.3 million. LHC shareholders received 436,000 shares of Company stock with an approximate value of $14.1 million. Each of these mergers was accounted for as a pooling of interests.





                               Page 7 of 18 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation earned $10.4 million for the first quarter of 1997 or $0.54 per share. For the first quarter of 1996, the Company earned $9.0 million or $0.47 per share. Excluding the after-tax effect of merger related expenses in each year, earnings for the first quarter were $11.1 million or $0.58 per share in 1997 compared to $11.3 million or $0.59 per share in 1996.

         Taxable-equivalent net interest income increased $2.7 million or 6.8% between the first quarters of 1996 and 1997, and the taxable-equivalent net interest margin increased to 4.87% from 4.74% for these periods. Non-interest income improved by $0.9 million or 9.5% in the first quarter of 1997 from the same period in 1996, while non-interest expense increased $1.1 million or 3.1% between these periods.

         The following compares the Company's annualized return on average total assets and the return on average shareholders' equity for the three-month periods ended March 31, 1997 and 1996.

                                                     1997                1996
                                                   ------              ------
Return on average assets
              Total return                          1.07%               0.96%
              Return before merger expenses         1.15%               1.20%

Return on average shareholders' equity
              Total return                          9.85%               9.08%
              Return before merger expenses        10.58%              11.38%


         Non-performing assets increased $1.1 million in the first quarter of 1997 from year end 1996 to $15.8 million at March 31, 1997. The quarter-end total was $4.0 million or 20% below the level of non-performing assets at March 31, 1996. The reserve for possible loan losses was $40.7 million on March 31, 1997, an amount which represented 334% of total non-performing loans and 1.9% of total loans. At year end 1996, the reserve coverage was 365% of non-performing loans and 1.9% of total loans.

         For the first quarter of 1997, average earning assets were $3.59 billion, a net increase of $174 million or 5.1% from $3.42 billion in the first quarter of 1996. Quarterly average loans outstanding grew $411 million or 23% between 1996 and 1997. Over this same period, the average investment in securities decreased $234 million or 15% as maturities were used to fund loan growth. At March 31, 1997 earning assets totaled $3.61 billion, essentially unchanged from year end 1996.

         Average total deposits increased slightly to $3.03 billion in the first quarter of 1997 compared to $3.02 billion in the first quarter of 1996. Total deposits at March 31, 1997 were $3.07 billion, also essentially unchanged from the balance at year end 1996. Short-term funds obtained through purchases of federal funds and sales of securities under repurchase agreements, net of short-term funds used in sales of federal funds, increased on average by $145 million or 54% for the first quarter of 1997 when compared to the first quarter of 1996. The increases in average total deposits and average short-term borrowings from 1996 to 1997 both supported the growth in average loans between these same periods.

         On April 18, 1997, the Company completed its merger with Merchants Bancshares, Inc., the parent of Merchants Bank & Trust Company ("MB&T"). MB&T, with operations along the Mississippi Gulf Coast, has total assets of approximately $200 million, deposits of $182 million and shareholders' equity of $18 million. This merger will be accounted for as a pooling of interests. On February 28, 1997, the Company completed a merger with First National Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma ("FNBH"). FNBH operates five banking offices

                               Page 8 of 18 Pages
in Terrebonne Parish, Louisiana and has total assets of approximately $235 million, $126 million in loans, total deposits of $210 million and shareholders' equity of $18 million. This merger has been accounted for as a pooling of interests and prior period information has been restated to present the combined financial results. See the Notes to the Financial Statements herein for additional information concerning these mergers.

         On February 26, 1997 the Company declared a first quarter dividend of $0.28 per share of common stock, payable April 1, 1997. This is a 27% increase over the $0.22 per share dividend declared by the Company in the first quarter of 1996 and a 12% increase over the $0.25 per share dividend declared in each of the subsequent quarters of 1996.


FINANCIAL CONDITION

Loans

         The Company continued to increase its loans outstanding in the first quarter of 1997. Average loans grew to $2.18 billion in 1997 or an increase of $411 million or 23% over the $1.77 billion in the same period of 1996. Total loans outstanding of $2.20 billion at March 31, 1997 was above the total at year end 1996. The Company's loan growth reflects both the continued favorable economic conditions in the Company's market area, which is primarily southern Louisiana, Mississippi, Alabama and the western Florida panhandle, as well as a focused effort to market the subsidiary banks' retail and commercial loan products.

         All categories of loans experienced solid growth from the first quarter of 1996 to the first quarter of 1997. Commercial loans, other than those secured by real estate, increased approximately $173 million or 22% between 1996 and 1997. Loans secured by commercial real estate and non-retail residential mortgage loans together increased approximately $131 million or 25%. The overall increase in commercial loans was well distributed over a number of different industries, including loans to entities involved in manufacturing, wholesaling, retailing, and natural resource exploration and development. Retail mortgages grew by approximately $99 million or 39% between these periods, largely as a result of the continued successful marketing of retail loan products that have been introduced in recent years as an alternative to the conventional mortgage loan products that the Company originates for sale in the secondary market. Loans to individuals, which include various consumer installment and credit line loan products, increased $32 million or approximately 20%.

Deposits and Short-Term Borrowings

         The Company's average deposits increased a slight $9.2 million in the first quarter of 1997 to $3.03 billion from the $3.02 billion average for the same period in 1996. As is shown in Table 1 on page 15, average non-interest-bearing demand deposits increased a moderate $35 million or 4.0% between 1996 and 1997, rising to $904 million in 1997 from $869 million in 1996. Factors that contributed to this increase include the design and promotion of new small business and personal checking account products and the new branch openings during 1996 and 1997.

         Table 1 also shows that average interest-bearing deposits decreased $26 million or 1.2% between the first quarter of 1996 and 1997. Half of this decrease, some $13 million, occurred within the time deposit category which includes both core time deposits of under $100,000 and time deposits of $100,000 and over. Within the time deposit category, core deposits decreased $16 million in 1997 compared to 1996, while non-core deposits grew approximately $3 million between these periods.

         First quarter average savings, NOW and money market account deposits also decreased $13 million or 1.1% between 1996 and 1997. Despite the relatively stable market interest rate environment during 1996, higher-rate investment alternatives have continued to be available to holders of these accounts which has fostered disintermediation of some deposit funds. Regular savings account deposits decreased $26 million on average or 5.3% from the first quarter of 1996 to 1997's first quarter. Average NOW deposits also decreased between these quarterly periods, by $21 million

                               Page 9 of 18 Pages
or 4.9%. First quarter average money market account deposits increased $34 million or 13.9% between 1996 and 1997, largely as a result of the introduction of a premium money market product.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of short-term liquidity and part of the Company's services to correspondent banks and certain other customers. For the first quarter of 1997, average short-term borrowings increased $141 million or 44% compared to the same period in 1996. The Company has used short-term borrowings, particularly repurchase agreements, to provide funds to support the growth in the loan portfolio, and the rise in short-term borrowings is also partly attributable to the promotion of repurchase agreements in connection with an expansion of the Company's cash management services. The Company's average short-term borrowing position, net of federal funds sold, was $414 million for the first quarter compared to $270 million for the same period in 1996.

Investment in Securities

         The Company's total investment in securities decreased $36 million to $1.36 billion at March 31, 1997 compared to $1.40 billion at December 31, 1996. The average total investment securities portfolio outstanding decreased $234 million or 14.6% between the first quarter of 1996 and the first quarter of 1997. Funds from investment maturities, in particular U. S. Treasury securities, were used to satisfy increased loan demand between these periods. In 1997 and 1996, maturities of U. S. Treasury securities were also reinvested in higher-yielding mortgage-backed issues, obligations of states and municipalities, and U. S. government agency securities.

         The weighted-average maturity of the overall portfolio of securities was 42 months at March 31, 1997 as compared with 40 months at March 31, 1996. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yield was 6.36% for the first quarter of 1997, an increase of 26 basis points from 6.08% for the same period in 1996.

         Securities classified as available for sale constituted approximately 11% of the total investment portfolio at March 31, 1997 compared to 15% at year end 1996. These securities are reported at their estimated fair values in the consolidated statements of condition. The net unrealized loss on available for sale securities was $1.3 million at March 31, 1997 compared to $0.2 million at year end 1996. These losses are reported, net of tax, as a separate component of shareholders' equity. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. During 1996 and 1997, securities that had been classified by various pooled entities as available for sale were transferred to the held to maturity category in accordance with the investment policies and practices of the Company. These transfers were recorded at fair value. The unrealized gains and losses at the transfer dates, which are included net of tax as a component of shareholders' equity, were insignificant. The Company maintains no securities trading portfolio.

Bank Premises and Equipment

         The net investment in bank premises and equipment at March 31, 1997 of $119 million represents a $4 million or 4% increase from the level at year end 1996 and a $21 million or 22% increase from March 31, 1996. Beginning in 1995 and continuing in 1996 and 1997, the Company has accelerated the expansion of its branch and automated teller machine networks, the renovation or replacement of existing branch facilities, and the enhancement of facilities for its support operations. Between March 31, 1996 and March 31, 1997, the Company completed or began construction on eight new branch locations throughout its market area and opened a new operations center.

Asset Quality

         Overall asset quality has shown significant improvement over the past several years. As is shown in Table 2 on page 16, for the first quarter of 1997 total non-performing assets increased a moderate $1.1 million from $14.7 million on December 31, 1996 to $15.8 million on March 31, 1997. The quarter-end total is $4.0 million or 20% below the level of non-performing assets at March 31, 1996. The Company recovered $2.2 million of previously charged-off loans in the first quarter of 1997. As is shown in Table 3 on page 16, over the same period the Company identified $2.9 million of loans to be charged off as uncollectible against the reserve for possible loan losses, resulting in a net charge-off of $0.7

                               Page 10 of 18 Pages
million for the quarter. The Company was in a net recovery position totaling $2.2 million for the comparable period in 1996.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. A small provision for possible loan losses, $0.1 million, was made by a pooled entity prior to the merger in the first quarter of 1997. The reserve for possible loan losses represented 334% of non-performing loans at March 31, 1997 and 418% of nonaccruing loans on this date. At year end 1996 this reserve coverage was 365% of non-performing loans and 464% of nonaccruing loans. The reserve for possible loan losses represented 1.86% of total loans as of March 31, 1997 and 1.88% as of December 31, 1996.

         Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are carried in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. Operating income from these property interests, primarily from oil and gas royalties and real estate operations, was approximately $226 thousand for the first quarter of 1997 and $215 thousand for the first quarter of 1996. Future dispositions of these assets may result in the recognition of substantial gains.

Capital Adequacy

         The regulatory capital ratios for the Company and its significant banking subsidiary are compared in the accompanying table to the minimums that are currently required under capital adequacy standards imposed by their regulators and those that banks must maintain to be eligible for a "well capitalized" classification under the prompt corrective action regulatory framework. The Company's risk-based capital ratios increased slightly between December 31, 1996 and March 31, 1997, and all ratios continued well in excess of the minimum requirements. The increases are consistent with the moderate decline in total risk-weighted assets and the growth in regulatory capital through retained earnings between these dates.



                                                                     Minimum             Minimum for
                                   March 31,      December 31,   Capital Adequacy    "Well capitalized"
                                     1997             1996           Standard           Classification
                           -----------------------------------------------------------------------------------
(dollars in thousands)

Tier 1 risk-based capital:
     Company                        15.35%           14.85%            4.00%                n/a
     Whitney National Bank          14.91%           14.42%            4.00%              6.00%
Total risk-based capital:
     Company                        16.60%           16.10%            8.00%                n/a
     Whitney National Bank          16.17%           15.67%            8.00%             10.00%
Tier 1 leverage capital:
     Company                        10.31%           10.07%            4.00%                n/a
     Whitney National Bank           9.58%            9.42%            4.00%              5.00%
Total risk-weighted assets:
     Company                    $2,661,000       $2,704,000
     Whitney National Bank      $2,228,000       $2,273,000




                               Page 11 of 18 Pages

RESULTS OF OPERATIONS

Net Interest Income

         Taxable-equivalent net interest income increased $2.7 million or 6.8% between the first quarters of 1996 and 1997, and the net interest margin increased from 4.74% to 4.87%. A combination of factors contributed to these changes, the components of which are detailed in Table 1 on page 15.

         Taxable-equivalent loan interest income increased $6.6 million or 16.8% for the first quarter of 1997 compared to the same period in 1996. This increase was the result of the growth in average loans outstanding of $411 million between 1996 and 1997. The increase in interest income from loan growth was partially offset by the impact of a decrease in the quarterly effective loan yield in 1997 as compared to 1996. For the first quarter, the effective yield decreased 38 basis points to 8.52% in 1997 from 8.90% in 1996.

         The decrease in the effective loan yield reflects a lower level of prior-period interest recoveries recognized as income in 1997 compared to 1996, lower effective lending rates in 1997, and a decline in the market rates of credit extensions to high-quality borrowers during the past year. The Company's average prime rate in effect for the first quarter of 1997 was essentially the same as in the first quarter of 1996. Approximately 28% of the Company's loan portfolio reprices with changes in prime.

         Taxable-equivalent interest income on investments securities for the first quarter of 1997 decreased $2.8 million or 11.6% from the first quarter of 1996. These decreases are consistent with the $234 million reduction in the quarterly average investment in securities between 1996 and 1997. The effective investment portfolio yield increased 28 basis points to 6.36% for the first quarter of 1997 from 6.08% for the first quarter of 1996, an increase which was primarily a result of the modest shift in the portfolio mix toward mortgage-backed issues, state and municipal obligations, and U.S. government agency securities and away from U.S. Treasury securities. Market interest rates were relatively stable during 1996, and the Company has structured the maturities of its investment portfolio in a way that reduces the immediate sensitivity of its effective yield to changing market conditions.

         The net increase in taxable-equivalent interest income between the first quarter of 1996 and 1997 was $3.7 million or 5.8%. The overall effective earning-asset yield in the first quarter of 1997 was 7.66%, a modest increase over the 7.53% yield realized in the same period in 1996.

         Interest expense increased $1.0 million or 4.0% in the first quarter of 1997 as compared to the same period in 1996. This increase reflects mainly the impact of the growth in average total interest-bearing liabilities, and particularly short-term borrowings, between these periods. Average quarterly short-term borrowings totaled $459 million for 1997 and $318 million for 1996, an increase of $141 million or 44%. The cost of these borrowed funds was 4.86% in the first quarter of 1997, slightly below the 4.90% rate in 1996's first quarter.

         The increase in interest expense from the growth in borrowed funds was partially offset by the impact of a small decrease in average interest-bearing deposit liabilities of $26 million between the first quarters of 1996 and 1997. Despite the introduction of a premium money market account product, the overall cost of funds rate for interest-bearing deposits of 3.66% in the first quarter of 1997 remained little changed from the 3.70% rate in 1996. For the first quarter of 1997, the overall cost of funds rate on interest-bearing liabilities was 3.88%, slightly above the 3.86% rate for the first quarter of 1996.

Other Income and Expense

         Non-interest income increased $0.9 million or 9.5% to $10.2 million in the first quarter of 1997 from $9.3 million in the same period of 1996. Net gains on sales of foreclosed assets and other revenue from these assets totaled approximately $0.5 million in 1997's first quarter and $0.4 million in the comparable period of 1996. Excluding this income, non-interest income in the first quarter of 1997 was $9.7 million, an increase of $0.8 million or 8.5% over $8.9 million in the comparable period in 1996.

         Income from service charges on deposit accounts, which accounted for approximately half of adjusted non-interest income in each of these periods, increased $0.2 million or 5.0% in the first quarter of 1997 as compared to 1996.


                               Page 12 of 18 Pages

         The Company continued to expand its automated teller facilities during 1996 and the first quarter of 1997. Fees generated from ATM operations increased $0.2 million or 53% for the first quarter of 1997 over the comparable period in 1996. Fee income from credit card transaction related operations also increased between these periods, by approximately $0.3 million or 20%, reflecting both economic conditions as well as successful marketing efforts.

         Non-interest operating expenses were $36.6 million in the first quarter of 1997, which represents an increase of $1.1 million or 3.1% over 1996's first quarter total of $35.5 million. Merger expenses for the first quarter of 1997 were $0.9 million compared to $3.2 million for the first quarter of 1996. Excluding merger expenses, quarterly non-interest operating expenses increased $3.0 million or 9.3% to $35.7 million in 1997 from $32.7 million in 1996.

         Salaries and employee benefits expense totaled $18.5 million for the first quarter of 1997 compared to $18.0 million for the first quarter of 1996, an increase of $0.4 million or 2.5%. Excluding merger expenses, which totaled $0.2 million in 1997 and $0.8 million in 1996, quarterly salaries and employee benefits expense increased $1.0 million or 5.9% to $18.2 million in 1997 from $17.2 million in 1996. Approximately $0.3 million of this increase resulted from the cost of staffing the banking locations opened during the past year. The remaining year-to-date increase of $0.7 million or 4.1% is attributable to regular merit increases and other staff additions and to the net change in the cost of various employee and management benefit and incentive programs.

         Non-interest expenses other than personnel-related expenses increased $0.7 million or 3.7% between the first quarter of 1996 and the first quarter of 1997. Excluding merger expenses of approximately $0.6 million in first quarter 1997 and $2.0 million in the first quarter of 1996, non-personnel-related operating expenses increased $2.0 million or 13.0% in the first quarter of 1997 as compared to 1996.

         Occupancy expense increased $0.5 million or 21.7% for the first quarter of 1997, primarily as a result of both the expansion of the Company's branch and ATM networks and the ongoing program to upgrade the appearance and functionality of its administrative offices, operations facilities and a significant number of the Company's existing branches. Since March 31, 1996, the Company has opened eight new branch locations, renovated two additional branch locations and its main banking offices, and moved into the new operations center.

         The remaining net increase of approximately $1.5 million or 11.4% in first quarter non-personnel-related expenses was largely the result of costs to furnish, equip and service the new banking facilities, to establish and maintain voice and date communication links throughout the Company's expanded service area, and to introduce a standardized technology to all the banks in the Whitney system. Advertising and promotions related to the recent mergers and to the introduction of certain new deposit products also contributed to the increase in first quarter 1997 operating expenses.

Income Taxes

         The Company provided for income taxes at an overall effective rate of 32.9% for the first quarter of 1997 compared to 31.2% for the same period in 1996. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.


LIQUIDITY AND OTHER MATTERS

         The Company and the subsidiary banks manage liquidity to ensure their ability to satisfy customer demand for credit, to fund deposit withdrawals, to meet operating and other corporate obligations, and to take advantage of investment opportunities, all in a timely and cost-effective manner. Traditionally, these liquidity needs have been met by maintaining a strong base of core deposits and by carefully managing the maturity structure of the investment portfolios. The funds provided by current operations and forecasts of loan repayments are also considered in the liquidity management process.

         The subsidiary banks enter into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, both as a source of funding for certain short-term assets and as part of its services to correspondent banks and certain other customers. Neither the Company nor the subsidiary banks have accessed long-term debt markets as part of liquidity management.

         The consolidated statements of cash flows on page 5 provide a summarized view of the Company's uses and sources of liquidity for the three-month periods ended March 31, 1997 and 1996. The Company generated $15.8 million in liquid funds during 1997 and paid total dividends, including those of pooled entities, of $4.9 million. The other major

                               Page 13 of 18 Pages
source of liquid funds during the first quarter of 1997 was unreinvested maturities of investment securities totaling $33.9 million.

         These funds were used to support net loan growth in the first quarter of 1997 of $5.4 million and to finance $7.4 million in capital expenditures related to the retail network expansion and other projects, and they allowed the Company to reduce its short-term borrowings of federal funds and sales of securities under repurchase agreements by $36.8 million. Total deposits, which are discussed in more detail below, were relatively stable during the first quarter of 1997 and were not a significant new source or use of funds during this period.

         Average core deposits, defined as all deposits other than time deposits of $100,000 or more, were almost unchanged between the first quarters of 1996 and 1997, increasing approximately $6 million. Growth in average non-interest-bearing demand deposits of $35 million was offset by a $13 million decrease in interest-bearing checking and savings deposits and a $16 million decrease in core time deposits. Non-core time deposits were essentially unchanged between these periods.

         As of March 31, 1997, approximately $347 million or 28% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $144 million of investment securities was classified as available for sale at the end of 1997's first quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

         The subsidiary banks had approximately $1.1 billion in unfunded loan commitments outstanding at March 31, 1997, an increase of $125 million from the level at December 31, 1996. Contingent obligations under letters of credit and financial guarantees decreased slightly between these dates to a total of $64 million at March 31, 1997. Available credit card lines were $86 million at March 31, 1997, an increase of $8 million from year end 1996. Because commitments and unused credit lines may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements. Draws by customers against these commitments should not place any unusual strain on the Company's liquidity position.

                               Page 14 of 18 Pages

TABLE 1.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands)
                                                                              FIRST QUARTER ENDED MARCH 31,
                                                                         1997                                1996
                                                       ----------------------------------  ----------------------------------
                                                        Average        Income/   Yield/     Average        Income/   Yield/
                                                        Balance        Expense     Rate     Balance        Expense     Rate
                                                       ----------------------------------------------------------------------
ASSETS
Loans (tax equivalent)  (1),(2)......................  $2,179,942      $45,807     8.52 %  $1,768,731      $39,234     8.90 %
                                                       ----------------------------------------------------------------------

U. S. Treasury securities............................  $  544,090       $7,831     5.84 %  $  798,721      $11,137     5.59 %
U.S. government agency securities....................     393,998        6,212     6.31       390,754        5,872     6.03
Mortgage-backed securities ..........................     280,433        4,424     6.31       265,395        4,253     6.41
State and municipal securities
     (tax equivalent)  (1)...........................     141,129        2,899     8.22       136,659        2,859     8.39
Federal Reserve stock and other corporate
     securities......................................       5,933           62     4.24         7,764          118     6.10
                                                       ----------------------------------------------------------------------
  Total investment in securities  (3)................  $1,365,583      $21,428     6.36 %  $1,599,293      $24,239     6.08 %
                                                       ----------------------------------------------------------------------

Federal funds sold and short-term deposits...........      44,360          583     5.26 %      48,164          656     5.39 %
                                                       ----------------------------------------------------------------------
  Total interest-earning assets......................  $3,589,885      $67,818     7.66 %  $3,416,188      $64,129     7.53 %
                                                       ----------------------------------------------------------------------

Cash and due from financial institutions.............     193,184                             206,675
Bank premises and equipment, net.....................     116,815                              93,883
Other real estate owned, net.........................       3,429                               5,579
Other assets.........................................      82,540                              85,113
Reserve for possible loan losses.....................     (41,590)                            (43,615)
                                                       ----------                          ----------
  Total assets.......................................  $3,944,263                          $3,763,823
                                                       ==========                          ==========

LIABILITIES
Savings account deposits.............................    $467,486      $ 3,068     2.66 %    $493,696      $ 3,291     2.67 %
NOW account and MMDA deposits........................     692,719        3,941     2.31       679,450        3,622     2.14
Time deposits........................................     962,422       12,135     5.11       975,280       12,913     5.31
                                                       ----------------------------------------------------------------------
  Total interest-bearing deposits....................  $2,122,627      $19,144     3.66 %  $2,148,426      $19,826     3.70 %
                                                       ----------------------------------------------------------------------

Federal funds purchased and
  repurchase agreements..............................     458,857        5,573     4.86 %     318,045        3,940     4.90 %
                                                       ----------------------------------------------------------------------
  Total interest-bearing liabilities.................  $2,581,484      $24,717     3.88 %  $2,466,471      $23,766     3.86 %
                                                       ----------------------------------------------------------------------

Demand deposits, non-interest-bearing................     904,373                             869,421
Other liabilities....................................      30,930                              31,363
Shareholders' equity.................................     427,476                             396,568
                                                       ----------                          ----------
  Total liabilities and shareholders'
   equity............................................  $3,944,263                          $3,763,823
                                                       ==========                          ==========

  Net interest income/margin
   (tax equivalent) (1)..............................                  $43,101     4.87 %                  $40,363     4.74 %
                                                                       =======     ======                  =======     ======


(1) Tax equivalent amounts are calculated using a marginal federal income tax rate of 35%.
(2) Average balance includes nonaccruing loans of $9,216  in 1997 and $11,430 in 1996.
(3) Average balance excludes unrealized gain or loss on securities available for sale.

                               Page 15 of 18 Pages




TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions)

                                                                         1997                             1996
                                                                      -------     ------------------------------------------------
                                                                          1st          4th          3rd          2nd          1st
                                                                      -------     ------------------------------------------------
Loans accounted for on a nonaccrual basis........................       $ 9.8        $ 8.9        $ 9.5        $ 9.8        $12.5

Restructured loans...............................................         2.4          2.4          2.4          2.2          1.7
                                                                      -------     ------------------------------------------------
Total non-performing loans.......................................       $12.2        $11.3        $11.9        $12.0        $14.2
                                                                      -------     ------------------------------------------------

Other real estate owned, net.....................................         3.6          3.4          3.6          4.7          5.6

Other foreclosed assets..........................................           -            -            -            -            -
                                                                      -------     ------------------------------------------------
Total non-performing assets......................................       $15.8        $14.7        $15.5        $16.7        $19.8

Net gain on sales of OREO........................................           -        $ 0.8        $ 0.5        $ 0.4        $ 0.2
                                                                      =======     ================================================

Reserve for possible loan losses as a percent of:
   Total non-performing loans....................................        334%         365%         387%         358%         313%
   Total loans...................................................       1.86%        1.88%        2.32%        2.31%        2.52%

Non-performing loans as a percent of
   total loans...................................................       0.56%        0.52%        0.60%        0.64%        0.80%

Non-performing assets as a percent of
   total assets..................................................       0.40%        0.37%        0.40%        0.45%        0.51%







TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions)

                                                                         1997                             1996
                                                                      -------     ------------------------------------------------
                                                                          1st          4th          3rd          2nd          1st
                                                                      -------     ------------------------------------------------
    Reserve balance, beginning of quarter........................       $41.3        $46.0        $43.0        $44.5        $42.3
    Provision for possible loan losses:
        Expense of providing loss reserves.......................         0.1            -          0.1            -            -
        Reduction of loss reserves...............................           -         (4.9)           -            -            -
    Loans charged off............................................        (2.9)        (1.6)        (1.4)        (3.0)        (0.9)
    Recoveries...................................................         2.2          1.8          4.3          1.5          3.1
                                                                      -------     ------------------------------------------------
    Reserve balance, end of quarter..............................       $40.7        $41.3        $46.0        $43.0        $44.5
                                                                      =======     ================================================

                               Page 16 of 18 Pages

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) (3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter, incorporated by reference to the Company's March 31, 1993 Form 10-Q

         Exhibit 3.2 - Copy   of  Bylaws,  incorporated  by  reference  to   the
         Company's 1996 Form 10-K

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


                               Page 17 of 18 Pages

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

         Exhibit 10.18 - Form of Amendment to the Executive agreements set forth in Exhibits 10.2 through 10.9, incorporated by reference to the Company's 1996 Form 10-K

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank and First National Bank of Houma, both in Louisiana, Whitney Bank of Alabama, Whitney National Bank of Florida and Whitney National Bank of Mississippi. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         The Registrant filed the following current report on Form 8-K during the quarter for which this report is filed:

         Current report on Form 8-K dated January 16, 1997 (Item 5 - Other Events) announcing the Registrant's 1996 earnings together with selected financial data for the three and twelve month periods ended December 31, 1996.


         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WHITNEY HOLDING CORPORATION
                                                  (Registrant)




                                    /s/ Edward B. Grimball
                                    --------------------------------------------
                                    Edward B. Grimball
                                    Executive Vice President and
                                    Chief Financial Officer  May 14, 1997
                                                           ---------------------
                                                                    Date


                               Page 18 of 18 Pages