Form 10-Q
period 1997-06-30
WHITNEY HOLDING CORP
filed 1997-08-14
CIK 106926

                                 August 13, 1997


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended June 30, 1997.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                                     Sincerely,



                                                     /s/ Edward B. Grimball
                                                     ---------------------------
                                                     Edward B. Grimball
                                                     Executive Vice President &
                                                     Chief Financial Officer
                                                     (504) 586-7570

EBG/drm

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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


                                 (504) 586-7272
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

The Company has only one class of common stock, of which 20,748,780 shares were outstanding on July 31, 1997.

An exhibit index appears on page 19.




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

         Item 2:           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................................................9



----------------------------------------------------------------------------------------------------------------------

PART II.  Other Information

         Item 4:           Submission of Matters to a Vote of Security Holders......................................19

         Item 6:           Exhibits and Reports on Form 8-K.........................................................19




----------------------------------------------------------------------------------------------------------------------

         Signatures.................................................................................................21

                               Page 2 of 30 Pages

ITEM 1. Financial Statements
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                                          June 30     December 31,
 ASSETS                                                                                          1997          1996
                                                                                             ---------------------------
 Cash and due from financial institutions.............................................       $  256,364       $  245,260

 Investment in securities:
      Securities available for sale ..................................................          126,069          210,073
      Securities held to maturity (fair value of $1,258,979  in 1997 and $1,272,425 in
         1996)........................................................................        1,251,675        1,264,126
 Federal funds sold and short-term deposits...........................................            4,135           55,693

 Loans................................................................................        2,393,854        2,277,584
 Less reserve for possible loan losses................................................           42,698           42,410
                                                                                             ----------       ----------
    Loans, net........................................................................        2,351,156        2,235,174

 Bank premises and equipment, net.....................................................          127,167          118,833
 Other real estate owned, net.........................................................            4,094            4,367
 Accrued income receivable............................................................           32,583           33,619
 Other assets.........................................................................           49,141           50,888
                                                                                             ----------       ----------
           TOTAL ASSETS...............................................................       $4,202,384       $4,218,033
                                                                                             ==========       ==========

 LIABILITIES
 Deposits:
      Non-interest-bearing demand deposits............................................       $1,005,188       $1,000,877
      Interest-bearing deposits.......................................................        2,282,987        2,261,409
                                                                                             ----------       ----------
          Total deposits..............................................................        3,288,175        3,262,286

 Federal funds purchased and securities sold under repurchase agreements..............          424,871          484,045

 Dividends payable....................................................................            5,800            4,870

 Other liabilities....................................................................           26,572           26,295
                                                                                             ----------       ----------

           TOTAL LIABILITIES..........................................................       $3,745,418       $3,777,496
                                                                                             ----------       ----------

 SHAREHOLDERS' EQUITY
 Common stock.........................................................................           $2,800           $2,800

 Capital surplus......................................................................          115,630          109,743

 Retained earnings....................................................................          350,290          336,630

 Net unrealized gain (loss) on securities available for sale, net of tax effect of
     $518 in 1997 and $465 in 1996....................................................             (987)            (864)
                                                                                             ----------       ----------

           Total......................................................................          467,733          448,310

 Treasury stock at cost, 373,068 shares in 1997 and 493,780
    shares in 1996, and unearned restricted stock compensation........................           10,767            7,774
                                                                                             ----------       ----------

           TOTAL SHAREHOLDERS' EQUITY.................................................         $456,966         $440,536
                                                                                             ----------       ----------

           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY.................................................       $4,202,384       $4,218,033
                                                                                             ==========       ==========

 The accompanying notes are an intergral part of these financial statements.


                               Page 3 of 30 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except share and per-share amounts)                              FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                                   ENDED JUNE 30,              ENDED JUNE 30,
                                                                                  1997          1996          1997          1996
                                                                                -------       -------      --------      --------
INTEREST INCOME
Interest and fees on loans.................................................     $49,966       $41,275      $ 97,571      $ 82,243
Interest and dividends on investments:
      U.S. Treasury and agency securities..................................      15,314        17,786        30,528        35,909
      Mortgage-backed securities...........................................       4,619         4,409         9,069         8,697
      Obligations of states and political subdivisions.....................       1,852         1,801         3,785         3,689
      Federal Reserve stock and other securities...........................          99            84           164           202
Interest on federal funds sold and short-term securities...................         304           750         1,119         1,710
                                                                                ---------------------      ----------------------
            TOTAL..........................................................     $72,154       $66,105      $142,236      $132,450
                                                                                ---------------------      ----------------------

INTEREST EXPENSE
Interest on deposits.......................................................     $21,432       $21,120      $ 42,090      $ 42,370
Interest on federal funds purchased and securities
      sold under repurchase agreement......................................       5,462         3,972        10,909         7,912
                                                                                ---------------------      ----------------------
            TOTAL..........................................................     $26,894       $25,092      $ 52,999      $ 50,282
                                                                                ---------------------      ----------------------
Net interest income........................................................     $45,260       $41,013      $ 89,237      $ 82,168
Provision for possible loan losses.........................................           -           110           188           185
                                                                                ---------------------      ----------------------
Net interest income after provision for possible loan losses...............     $45,260       $40,903      $ 89,049      $ 81,983
                                                                                ---------------------      ----------------------

NON-INTEREST INCOME
Gain on sale of securities.................................................     $     0       $     -      $      -      $     15
Other non-interest income..................................................      14,491        10,549        25,299        20,424
                                                                                ---------------------      ----------------------
            TOTAL..........................................................     $14,491       $10,549      $ 25,299      $ 20,439
                                                                                ---------------------      ----------------------

NON-INTEREST EXPENSE
Salaries and employee benefits.............................................     $20,379       $17,899      $ 39,921      $ 36,955
Occupancy of bank premises, net............................................       3,058         2,654         6,051         5,105
Other non-interest expenses................................................      15,524        14,149        31,503        29,925
                                                                                ---------------------      ----------------------
            TOTAL..........................................................     $38,961       $34,702      $ 77,475      $ 71,985
                                                                                ---------------------      ----------------------
Income before income taxes.................................................     $20,790       $16,750      $ 36,873      $ 30,437
Income tax expense.........................................................       6,638         5,329        11,934         9,609
                                                                                ---------------------      ----------------------
Net income.................................................................     $14,152       $11,421      $ 24,939      $ 20,828
                                                                                =====================      ======================

Earnings per share:
   Primary.................................................................     $  0.68       $  0.56      $   1.20      $   1.02
   Fully-diluted...........................................................     $  0.68       $  0.56      $   1.20      $   1.02


Weighted average shares outstanding for calculation:
   Primary.................................................................  20,855,450    20,495,450    20,721,561    20,465,735
   Fully - diluted.........................................................  20,876,602    20,495,420    20,812,578    20,465,789

The accompanying notes are an intergral part of these financial statements.

                               Page 4 of 30 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                     For the Six Months Ended
                                                                                              June 30,
                                                                                        1997             1996
                                                                                  --------------------------------
Cash flows from operating activities:
   Net income...................................................................  $        24,939 $         20,828
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation..............................................................            6,348            5,375
      Provision for possible loan losses........................................              188              185
      Provision for losses on OREO and other problem assets.....................               75               65
      Amortization of intangible assets and unearned restricted stock
         compensation...........................................................            1,985            1,766
      Amortization of premiums and discounts on investment securities, net......            1,841            4,556
      Net gains on sales of OREO and other property.............................           (2,115)          (1,112)
      Net gains on sales of investment securities...............................                               (11)
      Deferred tax expense (benefit)............................................           (1,292)            (805)
      Increase (Decrease) in accrued income taxes...............................            1,900             (476)
      (Increase) Decrease in accrued income receivable and other assets.........              243           (3,377)
      Increase (Decrease) in accrued expenses and other liabilities.............              764             (145)
                                                                                  --------------------------------
      Net cash provided by operating activities.................................  $        34,876 $         26,849
                                                                                  --------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity...........  $       393,780 $        214,219
   Proceeds from maturities of investment securities available for sale.........           67,184           34,883
   Proceeds from sales of investment securities available for sale..............                            68,580
   Purchases of investment securities held to maturity..........................         (355,159)        (224,163)
   Purchases of investment securities available for sale........................          (11,984)         (53,374)
   Net (increase) decrease in loans.............................................         (116,724)        (109,332)
   Net (increase) decrease in federal funds sold and short-term deposits........           51,558           30,345
   Proceeds from sales of OREO and other property...............................            3,451            2,596
   Capital expenditures.........................................................          (15,261)         (19,350)
   Other........................................................................               95             (137)
                                                                                  --------------------------------
   Net cash provided by (used in) investing activities..........................  $        16,940 $        (55,733)
                                                                                  --------------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits..............  $         4,311 $        (61,755)
   Net increase (decrease) in interest-bearing deposits other than
      certificates of deposit and other time deposits...........................           (4,705)         (44,424)
   Net increase (decrease) in certificates of deposit and other time deposits...           26,283           25,787
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements...............................................          (59,174)          78,894
   Repurchase of common stock for treasury......................................              499
   Sale of common stock under employee savings plan and dividend
      reinvestment plan.........................................................            1,964              937
   Exercise of stock options....................................................              460            1,310
   Stock issued by pooled entities, pre-merger..................................                               239
   Dividends paid...............................................................           (9,848)          (7,018)
   Dividends paid, pooled entities..............................................             (502)            (603)
                                                                                  --------------------------------
   Net cash provided by (used in) financing activities..........................  $       (40,712)$         (6,633)
                                                                                  --------------------------------

Net increase (decrease) in cash and cash equivalents............................  $        11,104 $        (35,517)
Cash and cash equivalents at the beginning of the period........................          245,260          259,312
                                                                                  --------------------------------
Cash and cash equivalents at the end of the period..............................  $       256,364 $        223,795
                                                                                  ================================
Interest income received........................................................  $       143,258 $        131,398
                                                                                  ================================
Interest expense paid...........................................................  $        53,230 $         49,939
                                                                                  ================================
Net federal income taxes paid...................................................  $        10,836 $          9,776
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

CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiaries, Whitney National Bank, First National Bank of Houma (Louisiana), Whitney Bank of Alabama, Whitney National Bank of Mississippi, Whitney National Bank of Florida and Whitney Community Development Corporation. All adjustments have been made which, in the opinion of management, are necessary to fairly state the financial results for the interim periods presented.

RESTATEMENT AND RECLASSIFICATION

         Prior period information has been restated to give effect to mergers completed in February 1997 and April 1997 which have been accounted for as poolings of interests. Certain balances in prior periods have been reclassified to conform with this period's financial presentation.

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





                               Page 6 of 30 Pages

         In February 1997, the Financial Accounting Standards Board ("FASB") issued a statement that revised and simplified the standards for the calculation of earnings per share. Under these standards, which are effective for periods ending after December 15, 1997, the Company will report two measures of EPS, "basic" and "diluted." Basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For the calculation of diluted EPS, the number of common shares outstanding will be increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued as determined using the treasury stock method where appropriate. Assuming that there are no changes in the Company's present capital structure, the calculation of diluted EPS will yield a result essentially the same as the current calculation of primary EPS. Although early application of this new accounting standard is not permitted, the following pro forma disclosure of the Company's basic and diluted EPS is allowed.


                                                   For the Periods
                                                    Ended June 30,
                                                1997                       1996
                                       -------------              -------------

Pro forma basic EPS:
     For the quarter                   $        0.68              $       0.56
     Year to date                      $        1.21              $       1.02

Pro forma diluted EPS:
     For the quarter                   $        0.68              $       0.56
     Year to date                      $        1.20              $       1.02



RECENT PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. SFAS No. 131 establishes standards for reporting information about a company's operating segments and requires that reportable segments be identified based on how management organizes the company's operations and related financial information for decision-making purposes and performance assessment. The provisions of SFAS Nos. 130 and 131 are effective for 1998. Adoption of these standards will result in some changes in the financial statement presentation to reflect comprehensive income, but will not have an effect on the Company's financial position or results of operations.


2) MERGERS AND ACQUISITIONS

         On April 18, 1997, the Company completed its merger with Merchants Bancshares, Inc., the parent of Merchants Bank & Trust Company ("MB&T") of Gulfport, Mississippi. MB&T, with operations along the Mississippi Gulf Coast, had total assets of approximately $200 million, deposits of $182 million and shareholders' equity of $18 million. MB&T was merged into a newly-chartered wholly-owned subsidiary of the Company, Whitney National Bank of Mississippi. The transaction was priced at approximately $52 million. The Merchants Bancshares shareholders received approximately 1.45 million shares of Company common stock at the closing. The Company has accounted for this merger as a pooling of interests.

                               Page 7 of 30 Pages

         On February 28, 1997, the Company completed a merger with First National Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma ("FNBH"). FNBH operates five banking offices in Terrebonne Parish, Louisiana, and had total assets of approximately $235 million, $126 million in loans, total deposits of $210 million and shareholders' equity of $18 million. The price of this transaction was $41 million. FNBH shareholders received approximately 1.13 million shares of Whitney Holding Corporation common stock at the closing. This merger was accounted for as a pooling of interests.






                               Page 8 of 30 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation earned $14.2 million for the second quarter of 1997 or $0.68 per share. For the second quarter of 1996, the Company earned $11.4 million or $0.56 per share. Year to date through June 30, 1997, the Company earned $24.9 million compared to $20.4 million for the same period in 1996. Excluding the after-tax effect of merger related expenses in each period, earnings for the second quarters were $14.4 million or $0.69 per share in 1997 and $11.4 million or $0.56 per share in 1996, and earnings for the year-to-date periods were $26.0 million or $1.26 per share in 1997 and $23.1 million or $1.13 per share in 1996.

         Taxable-equivalent net interest income increased $4.2 million or 10.0% between the second quarters of 1996 and 1997, and the taxable-equivalent net interest margin increased to 4.91% from 4.69% between these periods. Non-interest income improved by $3.9 million or 37.4% in the second quarter of 1997 from the same period in 1996, while non-interest expense increased $4.3 million or 12.3% between these periods.

         For the first six months of 1997, taxable-equivalent net interest income increased $7.0 million or 8.3% from the comparable prior-year period. The year-to-date taxable-equivalent net interest margin also increased, from 4.71% in 1996 to 4.88% in 1997. Non-interest income for the six months ended June 30, 1997 increased $4.9 million or 23.8% over the same period in 1996. Year-to-date non-interest expense for 1997 increased $5.5 million or 7.6% over 1996.

         The following compares the Company's annualized return on average total assets and return on average shareholders' equity for the three month and six month periods ended June 30, 1997 and 1996.

                                                    1997                1996
                                                --------              ------
Return on average assets:
         Second quarter -
              Total return                         1.36%               1.15%
              Return before merger expenses        1.39%               1.15%

         Year to date -
              Total return                         1.21%               1.05%
              Return before merger expenses        1.26%               1.17%


Return on average shareholders' equity:
         Second quarter -
              Total return                        12.52%              10.95%
              Return before merger expenses       12.74%              10.95%

         Year to date -
              Total return                        11.19%              10.05%
              Return before merger expenses       11.68%              11.15%


         For the second quarter of 1997, average earning assets were $3.79 billion, a net increase of $185 million or 5.1% from $3.60 billion in the second quarter of 1996. For the six months ended June 30, 1997, average earning assets grew to $3.78 billion from $3.60 billion for the same period in 1996, also a net increase of $185 million or 5.1%. Average loans outstanding grew $424 million or 22% between the second quarters of 1996 and 1997 and $422 million or 22% between the year-to-date periods. The growth in the loan portfolio was partly funded by maturities of investment


                               Page 9 of 30 Pages
securities and the total average investment in securities in 1997 decreased $210 million for the second quarter and $220 million for the year-to-date period as compared to 1996. At June 30, 1997, earning assets totalled $3.78 billion compared to $3.75 billion at December 31, 1996.

         Average total deposits increased $53 million or 1.7% to $3.25 billion in the second quarter of 1997 compared to $3.20 billion in the second quarter of 1996. For the year-to-date period, average deposits grew $41 million or 1.3% in 1997 compared to the same period in 1996. Total deposits at June 30, 1997 were $3.29 billion, a small increase from the $3.26 billion balance at year end 1996. Short-term funds obtained through purchases of federal funds and sales of securities under repurchase agreements, net of short-term funds used in sales of federal funds, increased on average by $128 million or 46% for the second quarter of 1997 and $133 million or 51%for the year-to-date period when compared to 1996. The increases in average total deposits and average short-term borrowings from 1996 to 1997 both supported the growth in average loans between these same periods.

         Non-performing assets increased $0.6 million in the first six months of 1997 from year end 1996 to $16.4 million at June 30, 1997. The quarter-end total was $2.0 million or 11% below the level of non-performing assets at June 30, 1996. The reserve for possible loan losses was $42.7 million on June 30, 1997, an amount which represented 350% of total non-performing loans and 1.8% of total loans. At year end 1996, the reserve coverage was 369% of non-performing loans and 1.9% of total loans.

         On April 18, 1997, the Company completed its merger with Merchants Bancshares, Inc., the parent of Merchants Bank & Trust Company ("MB&T"). MB&T, with operations along the Mississippi Gulf Coast, had total assets of approximately $200 million, deposits of $182 million and shareholders' equity of $18 million. On February 28, 1997, the Company completed a merger with First National Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma ("FNBH"). FNBH operates five banking offices in Terrebonne Parish, Louisiana and had total assets of approximately $235 million, $126 million in loans, total deposits of $210 million and shareholders' equity of $18 million. Each of these mergers has been accounted for as a pooling of interests and prior period information has been restated to present the combined financial results. See the Notes to the Financial Statements herein for additional information concerning these mergers.

         On May 28, 1997 the Company declared a second quarter dividend of $0.28 per share of common stock, payable July 1, 1997. Year-to-date the Company has declared dividends of $0.56 per share of common stock. This is a 19% increase over the year-to-date dividends declared by the Company in the first six months of 1996.


FINANCIAL CONDITION

Loans

         The Company continued to increase its loans outstanding in the second quarter of 1997. Average loans grew to $2.34 billion in 1997 or an increase of $424 million or 22% over the $1.91 billion outstanding in the same period of 1996. Year to date, average loans increased $422 million or 22% in 1997 compared to the average for the first six months of 1996. Total loans outstanding of $2.40 billion at June 30, 1997 were $116 million above the total at year end 1996. The Company's loan growth reflects both the continued favorable economic conditions in the Company's market area, which is primarily southern Louisiana, Mississippi and Alabama and the western Florida panhandle, as well as a focused effort to market the subsidiary banks' retail and commercial loan products.

         All categories of loans experienced growth from the second quarter of 1996 to the second quarter of 1997. Commercial loans other than those secured by real estate increased approximately $229 million or 27% between 1996 and 1997. Loans secured by commercial real estate and non-retail residential mortgage loans together increased approximately $112 million or 19%. The overall increase in commercial loans was well distributed over a number of different industries, including loans to entities involved in manufacturing, wholesaling, retailing, and natural resource exploration and development. Retail mortgages grew by approximately $90 million or 30% between these periods,


                               Page 10 of 30 Pages
largely as a  result  of  the  continued  successful  marketing  of retail  loan products that have been introduced in recent years as an alternative to the conventional mortgage loan products that the Company originates for sale in the secondary market. Loans to individuals, which include various consumer installment and credit line loan products, increased $16 million or approximately 8%.

Deposits and Short-Term Borrowings

         The Company's average deposits increased $53 million or 1.7% in the second quarter of 1997 and $41 million or 1.3% for the first six months of 1997 when compared to the same periods in 1996. As is shown in Table 1 on page 17, average non-interest-bearing demand deposits increased $34 million or 3.8% for both the second quarter and year-to-date periods in 1997 when compared to the same periods in 1996. Factors that contributed to this increase include the design and promotion of new small business and personal checking account products and the new branch openings during 1996 and 1997.

         Table 1 also shows that average interest-bearing deposits have increased $19 million or 0.8% between the second quarter of 1996 and 1997 and $7 million or 0.3% between the year-to-date periods. Second quarter average savings, NOW and money market account deposits increased a net $33 million or 2.6% between 1996 and 1997. For the first six months of 1997, the net increase in these deposit categories from their 1996 levels was $20 million or 1.6%. The success of recent campaigns to promote a premium money market product first introduced in 1996 was primarily responsible for this deposit growth. Total money market account deposits grew $52 million or 18% in 1997's second quarter and $49 million or 17% year to date as compared to 1996. Between 1996 and 1997, average regular savings deposits decreased $6.6 million or 1.3% for the second quarter and $16 million or 3.2% for the year-to-date period. Average NOW account deposits were also lower in 1997 as compared to 1996, decreasing approximately $13 million or 2.8% for both the second quarter and year-to-date periods. A portion of the year-to-year decreases in regular savings and NOW account deposits is attributable to funds moving to the premium money market product.

         The time deposit category, which includes both core time deposits of under $100,000 and time deposits of $100,000 and over, also showed a net decrease on average, totalling approximately $14 million or 1.3%, between both the second quarter and year-to-date periods of 1996 and 1997. Within this category, core deposits decreased $34 million for the quarter and $42 million year to date while non-core deposits had a quarterly increase of $20 million and a year-to-date increase of $28 million.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of short-term liquidity and part of the Company's services to correspondent banks and certain other customers. Average short-term borrowings increased $99 million or 30% for the second quarter of 1997 and $116 million or 36% year to date compared to the same periods in 1996. The Company has used short-term borrowings, particularly repurchase agreements, to provide funds to support the growth in the loan portfolio, and the rise in short-term borrowings is also partly attributable to an increase in repurchase agreements related to an expansion of the Company's cash management services. The Company's average short-term borrowing position, net of federal funds sold and short-term investments, increased $128 million for the second quarter and $133 million year to date in 1997 compared to the same periods in 1996.

Investment in Securities

         The Company's total investment in securities decreased $96 million to $1.38 billion at June 30, 1997 compared to $1.47 billion at December 31, 1996. The average total investment securities portfolio decreased $210 million or 12.8% between the second quarter of 1996 and the second quarter of 1997 and $220 million or 13.3% between the year-to-date periods. Funds provided by maturing investment securities, in particular U. S. Treasury securities, were used to satisfy increased loan demand between these periods. In both 1997 and 1996, maturities of U. S. Treasury securities were also reinvested in higher-yielding mortgage-backed issues, obligations of states and municipalities, and U. S. government agency securities.


                               Page 11 of 30 Pages

         The weighted-average maturity of the overall portfolio of securities was 42 months at June 30, 1997 as compared to 40 months at June 30, 1996. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yield increased 28 basis points to 6.40% for the second quarter of 1997 and 25 basis points to 6.35% for the year-to-date period when compared to the same periods in 1996.

         Securities classified as available for sale constituted approximately 9% of the total investment portfolio at June 30, 1997 compared to 14% at year end 1996. These securities are reported at their estimated fair values in the consolidated statements of condition. The net unrealized loss on available for sale securities was $0.5 million at June 30, 1997 compared to $0.2 million at year end 1996. These losses are reported, net of tax, as a separate component of shareholders' equity. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. During 1996 and 1997, securities that had been classified by various pooled entities as available for sale were transferred to the held to maturity category in accordance with the investment policies and practices of the Company. These transfers were recorded at fair value. The unrealized gains and losses at the transfer dates, which are included net of tax as a component of shareholders' equity, were insignificant.


Bank Premises and Equipment

         The net investment in bank premises and equipment at June 30, 1997 of $127 million represents an $8.3 million or 7.0% increase from the level at year end 1996 and a $18 million or 17% increase from June 30, 1996. Beginning in 1995 and continuing in 1996 and 1997, the Company has accelerated the expansion of its branch and automated teller machine networks, the renovation or replacement of existing branch facilities, and the enhancement of facilities for its support operations. Between June 30, 1996 and June 30, 1997, the Company completed or began construction on eight new branch locations throughout its market area and opened a new operations center. During 1997, the Company also began and will complete the upgrade of its branch delivery system and its office automation systems.

Asset Quality

         As is shown in Table 2 on page 18, for the second quarter of 1997 total non-performing assets increased slightly to $16.4 million at June 30, 1997 from $15.8 million on December 31, 1996. The quarter-end total is $2.0 million or 11% below the level of non-performing assets at June 30, 1996. The Company recovered $2.6 million of previously charged-off loans in the second quarter of 1997 and $4.8 million year to date through June 30, 1997. As is shown in Table 3 on page 18, over the same periods the Company identified $1.7 million and $4.7 million, respectively, of loans to be charged off as uncollectible against the reserve for possible loan losses, resulting in a small net recovery for both the second quarter and year-to-date periods in 1997. In 1996, the Company had a net charge-off of $1.6 million in the second quarter but a small net recovery year to date.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. No provision for possible loan losses was required in the second quarter of 1997 and a small provision of $0.2 million was made by pooled entities prior to the mergers in 1997. The reserve for possible loan losses represented 350% of non-performing loans at June 30, 1997 and 452% of nonaccruing loans on that date. At year end 1996 this reserve coverage was 369% of non-performing loans and 422% of nonaccruing loans. The reserve for possible loan losses represented 1.78% of total loans at June 30, 1997 and 1.85% at December 31, 1996.

         Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are carried in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. Operating income from these property interests, primarily from oil and gas royalties and real estate operations, was approximately $390 thousand for the first six months of 1997, including approximately $164 thousand in the second quarter, compared to $276 thousand for the first six months of 1996. Future dispositions of these assets may result in the recognition of substantial gains.

                               Page 12 of 30 Pages

Capital Adequacy

         The regulatory capital ratios for the Company and its significant banking subsidiaries are compared in the accompanying table to the minimums that are currently required under capital adequacy standards imposed by their regulators and those that banks must maintain to be eligible for a "well capitalized" classification under the prompt corrective action regulatory framework. The Company's risk-based capital ratios increased slightly between December 31, 1996 and June 30, 1997, and all ratios continued well in excess of the minimum requirements. The increases between these dates are the result of growth in regulatory capital through retained earnings and moderate growth in total risk-weighted assets.



                                                               Minimum           Minimum for
                                 June 30,    December 31,  Capital Adequacy   "Well Capitalized"
                                  1997          1996          Standard         Classification
                                 --------------------------------------------------------------
(dollars in thousands)

Tier 1 risk-based capital ratio:
     Company                      15.15%       14.92%           4.00%                    n/a
     Whitney National Bank        14.35%       14.42%           4.00%                  6.00%
Total risk-based capital ratio:
     Company                      16.40%       16.17%           8.00%                    n/a
     Whitney National Bank        15.61%       15.67%           8.00%                 10.00%
Tier 1 leverage capital ratio:
     Company                      10.47%        9.98%           4.00%                    n/a
     Whitney National Bank         9.56%        9.42%           4.00%                  5.00%


Total risk-weighted assets:
     Company                  $2,890,000   $2,808,000
     Whitney National Bank    $2,344,000   $2,273,000




                               Page 13 of 30 Pages

RESULTS OF OPERATIONS

Net Interest Income

         Taxable-equivalent net interest income in 1997 increased $4.2 million or 10.0% for the second quarter and $7.0 million or 8.3% year to date when compared to the same periods in 1996. The net interest margin increased to 4.91% for the second quarter and 4.88% for the first six months in 1997 compared to 4.69% for the second quarter and 4.71% year to date in 1996. A combination of factors contributed to these changes, the components of which are detailed in Table 1 on page 17.

         Taxable-equivalent loan interest income increased $8.7 million or 20.9% for the second quarter and $15.3 million or 18.5% for the first six months of 1997 when compared to 1996. These increases were the result of the growth in average loans outstanding between 1996 and 1997, growth which totalled $424 million for the second quarter and $422 million year to date. The increase in interest income from loan growth was partially offset by the impact of a decrease in the effective loan yields in 1997 as compared to 1996. For the second quarter, the effective yield decreased 9 basis points to 8.60% in 1997 from 8.69% in 1996. For the year-to-date period, the effective yield decreased 24 basis points to 8.57% in 1997 from 8.81% in 1996. The decrease in the effective loan yield reflects a lower level of recoveries of prior-period interest recognized as income in 1997 compared to 1996, lower average effective lending rates in 1997, and a decline in the market rates for credit extensions to high-quality borrowers during the past year.

         Taxable-equivalent interest income on investments securities for 1997's second quarter decreased $2.2 million or 8.8% from the second quarter of 1996. For the first six months of 1997, the decrease in investment income was $5.0 million or 9.8%. These decreases are consistent with the reductions in the average investment in securities between 1996 and 1997, which totalled $210 million for the second quarter and $220 million for the year-to-date period. The effective investment portfolio yield increased 28 basis points to 6.40% for the second quarter of 1997 and 25 basis points to 6.35% for the first six months when compared to the same periods in 1996. These increases are primarily the result of the modest shift in the portfolio mix toward mortgage-backed issues, state and municipal obligations, and U.S. government agency securities and away from U.S. Treasury securities. Market interest rates were relatively stable during 1996 and into 1997, although the Company has structured the maturities of its investment portfolio in a way that reduces the immediate sensitivity of its effective yield to changing market conditions.

         The net increase in taxable-equivalent interest income between 1996 and 1997 was $6.0 million or 8.9% for the second quarter and $9.7 million or 7.2% for the first six months. The overall effective earning-asset yield in the second quarter of 1997 was 7.76% or 27 basis points above the 7.49% yield in 1996, and the year-to-date effective yield in 1997 was 7.70%, up 19 basis points from 1996's yield of 7.51%.

         Interest expense increased $1.8 million or 7.2% in the second quarter of 1997 and $2.7 million or 5.4% year-to-date in 1997 as compared to the same periods in 1996. These increases reflect mainly the impact of the growth in average total interest-bearing liabilities, particularly short-term borrowings, between these periods. Average short-term borrowings increased $99 million or 30% for the second quarter of 1997 and $116 million or 36% year to date compared to 1996. The cost of these borrowed funds was 5.10% in the second quarter of 1997 and 5.00% year-to-date, which represent increases of 27 basis points and 10 basis points, respectively, over the cost of funds rate in the comparable periods in 1996. The higher cost of these funds in 1997 largely reflects the 25 basis point increase in the federal funds rate at the end of 1997's first quarter.

         Growth in interest-bearing deposits also contributed to the overall increase in interest expense in 1997. As discussed earlier, this growth was primarily a function of the success of a premium money market account product. Despite this growth, the overall cost of funds rate for interest-bearing deposits of 3.73% for the second quarter of 1997 and 3.69% for the first six months, as shown in Table 1, was little changed from the rate for the comparable period in 1996. The overall cost of funds rate on total interest-bearing liabilities in 1997 was 3.94% for the second quarter and 3.90% for the year-to-date period. These rates represent increases of 10 basis points and 4 basis points, respectively, when compared to the same periods in 1996.




                               Page 14 of 30 Pages

Other Income and Expense

         Non-interest income increased $3.9 million or 37.4% for the second quarter and $4.9 million or 23.9% year-to-date in 1997 when compared to the same periods in 1996. Net gains on sales of foreclosed assets and other revenue from these assets totalled approximately $3.4 million for the second quarter of 1997 and $1.0 million in the comparable period in 1996. Year to date, this income totalled approximately $4.1 million in 1997 and $1.4 million in 1996. Excluding this income, second quarter non-interest income was $10.9 million in 1997 and
$9.5 million in 1996, an increase of $1.4 million or 14.6%. Adjusted non-interest income was $21.2 million for the first six months of 1997, an increase of $2.2 million or 11.5% over 1996's total of $19.0 million.

         Income from service charges on deposit accounts, which accounted for approximately half of adjusted non-interest income in each of these periods, increased $0.3 million or 6.3% in the second quarter of 1997 as compared to 1996 and $0.5 million or 4.9% for the year-to-date period.

         The Company continued to expand its automated teller facilities during 1996 and into the first six months of 1997. Fees generated from ATM operations in 1997 increased $0.2 million or 44% for the second quarter and $0.5 million or 44% for the year-to-date period. Fee income from credit card transaction operations also increased between these periods, by approximately $0.4 million or 25% for the quarter and $0.6 million or 23% year to date, reflecting economic conditions as well as successful marketing efforts.

         Non-interest operating expenses were $39.0 million for the second quarter of 1997 and $77.5 million for the year-to-date period, which represent increases over 1996 of $4.3 million or 12.3% for the quarter and $5.5 million or 7.6% for the year-to-date period. Included in operating expenses are merger-related expenses totalling $0.3 million for the second quarter of 1997 and $1.3 million year to date through June 30, 1997. In 1996, no merger expenses were incurred in the second quarter, but year to date these expenses totalled $2.8 million. Excluding merger expenses, quarterly non-interest operating expenses increased $3.9 million or 11.4% between 1996 and 1997 and year-to-date expenses increased $7.0 million or 10.2%.

         Salaries and employee benefits expense totalled $20.4 million for the second quarter of 1997 and $39.9 million for the year-to-date period. These amounts represent increases of $2.5 million or 13.9% for the quarter and $3.0 million or 8.0% year to date when compared to the same periods in 1996. Excluding merger- related expenses, the quarterly increase in 1997 was $2.3 million or 13.1% and the year-to-date increase was $3.4 million or 9.4%. Approximately $0.6 million of the year-to-date increase relates to the cost of staffing the additional banking locations opened in 1996 and 1997. In addition, year-to-date executive incentive compensation increased approximately $1.0 million in 1997 compared to 1996, primarily because of a change in estimated executive compensation that was recorded in the second quarter of 1996, a stock-based incentive grant that occurred earlier in 1997 than in 1996, and a shortening of the restriction period and corresponding amortization period for certain stock-based incentives. The remaining year-to-date increase of approximately $1.8 million or 5.0% is attributable to regular merit increases and other staff additions and to the net change in the cost of various employee benefit and incentive programs.

         Non-interest expenses other than personnel-related expenses increased $1.8 million or 10.6% between the second quarter of 1996 and the second quarter of 1997. Year to date, these expenses increased $2.5 million or 7.2% between 1996 and 1997. Excluding merger expenses incurred in both years, the quarterly increase in 1997 was $1.6 million or 9.5% and the year-to-date increase was $3.6 million or 11.0%.

         Occupancy expense increased $0.4 million or 15.2% for the second quarter of 1997 and $0.9 million or 18.5% for the year-to-date period in 1997, primarily as a result of both the expansion of the Company's branch and ATM networks and the ongoing program to upgrade the appearance and functionality of its administrative offices, operations facilities and a significant number of the Company's existing branches. Since June 30, 1996, the Company has opened six new branches, renovated ten additional branch locations and its main banking offices, and moved into the new operations center.

         The remaining net increase in non-personnel-related expenses of approximately $1.2 million or 8.5% for the second quarter of 1997 and $2.7 million or 9.6% year-to-date was largely the result of costs to furnish, equip and service the new banking facilities, to establish and maintain voice and data communication links throughout the Company's expanded service area, and to introduce a standardized technology to all the banks in the Whitney system. Advertising and promotions related to the recent mergers and to the introduction of certain new deposit products also contributed to the increase in second quarter and year-to-date 1997 operating expenses.


                              Page 15 of 30 Pages

Income Taxes

         The Company provided for income taxes at an overall effective rate of 31.9% for the second quarter and 32.4% year-to-date in 1997 compared to 31.8% and 31.6% for the same periods in 1996. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.


LIQUIDITY AND OTHER MATTERS

         The Company and the subsidiary banks manage liquidity to ensure their ability to satisfy customer demand for credit, to fund deposit withdrawals, to meet operating and other corporate obligations, and to take advantage of investment opportunities, all in a timely and cost-effective manner. Traditionally, these liquidity needs have been met by maintaining a strong base of core deposits and by carefully managing the maturity structure of the investment portfolios. The funds provided by current operations and expected from future loan repayments are also considered in the liquidity management process.

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

         The consolidated statements of cash flows on page 5 provide a summarized view of the Company's uses and sources of liquidity for the six-month periods ended June 30, 1997 and 1996. The Company generated $35 million in liquid funds from operations for the first six months of 1997 and paid total dividends, including those of pooled entities, of $10 million. A major source of liquid funds during the first half of 1997 was unreinvested maturities of investment securities totalling $94 million. Total deposits, which are discussed in more detail below, were relatively stable during the first six months of 1997, providing $26 million of funds during this period.

         These funds were used to support net loan growth in the first six months of 1997 of $117 million and to finance $15 million in capital expenditures related to the retail network expansion and other projects as discussed earlier. The $59.2 million decrease in short-term borrowings made through federal funds purchases and sales of securities under repurchase agreements year-to-date through June 30, 1997 was substantially offset by a decrease of $51.5 million in federal funds sold and other short-term investments.

         Average core deposits, defined as all deposits other than time deposits of $100,000 or more, were little changed between the first six months of 1997 and 1996, increasing approximately $12 million. Growth in year-to-date average non-interest-bearing demand deposits of $34 million in 1997 and net growth of $20 million in average interest-bearing checking, savings and money market account deposits for the same period was offset by a $42 million decrease in core time deposits. Non-core time deposits increased on average by $28 million year-to-date in 1997 as compared to 1996.

         As of June 30, 1997, approximately $334 million or 27% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $126 million of investment securities was classified as available for sale at the end of 1997's second quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

         The subsidiary banks had approximately $1.1 billion in unfunded loan commitments outstanding at June 30, 1997, an increase of $137 million from the level at December 31, 1996. Contingent obligations under letters of credit and financial guarantees increased $33 million between these dates to a total of $102 million at June 30, 1997. Available credit card lines were $92 million at June 30, 1997, an increase of $14 million from year end 1996. Because commitments and unused credit lines may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements. Draws by customers against these commitments are not expected to place any unusual strain on the Company's liquidity position.

                               Page 16 of 30 Pages

TABLE 1
WHITNEY HOLDING CORPORATION
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)

                               SECOND QUARTER ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
                            1997                         1996                          1997                          1996
                --------------------------------------------------------------------------------------------------------------------
                Average   Income/ Yield/     Average   Income/ Yield/     Average    Income/ Yield/     Average    Income/ Yield/
                Balance   Expense  Rate      Balance   Expense  Rate      Balance    Expense  Rate      Balance    Expense  Rate
                --------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (tax
  equivalent
  (1),(2).......$2,336,423 $50,091   8.60 %  $1,911,965 $41,431   8.69%%  $2,300,826  $97,833   8.57%%  $1,878,648  $82,558   8.81%%
                --------------------------------------------------------------------------------------------------------------------
U. S. Treasury
  securities....  $520,381  $7,716   5.95 %    $730,672 $10,271   5.64 %    $537,106  $15,706   5.90 %    $770,676  $21,603   5.62 %
U.S. government
  agency
  securities....   477,422   7,598   6.37       493,562   7,515   6.09       468,746   14,822   6.32       472,847   14,306   6.05
Mortgage-backed
  securities....   286,366   4,619   6.45       274,264   4,409   6.43       284,014    9,069   6.39       270,619    8,697   6.43
State and
  municipal
  securities
  (tax
  equivalent)
  (1)...........   138,317   2,817   8.15       134,703   2,769   8.22       141,567    5,759   8.14       136,945    5,676   8.29
Corporate bonds
  and other
  securities....     6,598      99   6.00         6,148      84   5.47         6,268      164   5.23         6,956      202   5.81
                --------------------------------------------------------------------------------------------------------------------
  Total
  investment in
  securities
  (1,3)........ $1,429,084 $22,849   6.40 %  $1,639,349 $25,048   6.12 %  $1,437,701  $45,520   6.35 %  $1,658,043  $50,484   6.10 %
                --------------------------------------------------------------------------------------------------------------------
Federal funds
  sold and
  short term
  deposits......    21,546     304   5.66 %      50,272     750   5.98%%      43,421    1,119   5.20%%      60,749    1,710   5.65%%
                --------------------------------------------------------------------------------------------------------------------
  Total
    interest-
    earning
    assets......$3,787,053 $73,244   7.76 %  $3,601,586 $67,229   7.49%%  $3,781,948 $144,472   7.70%%  $3,597,440 $134,752   7.51%%
                --------------------------------------------------------------------------------------------------------------------

Cash and due
  from financial
  institutions..   207,012                      214,637                      208,558                       217,469
Bank premises
  and equipment,
  net...........   125,020                      105,583                      123,006                       101,882
Other real
  estate owned,
  net...........     4,085                        6,983                        4,206                         7,182
Other assets....    84,596                       92,806                       84,797                        90,136
Reserve for
  possible
  loan losses...   (42,194)                     (45,146)                     (42,441)                      (44,916)
                ----------                   ----------                   ----------                    ----------
  Total assets..$4,165,572                   $3,976,449                   $4,160,074                    $3,969,193
                ==========                   ==========                   ==========                    ==========

LIABILITIES
Savings
  deposits......  $491,480  $3,299   2.69 %    $498,065  $3,323   2.68 %    $488,895   $6,504   2.68 %    $505,147   $6,752   2.68 %
NOW and MMDA
  deposits......   781,838   4,909   2.52       742,639   4,135   2.23       783,100    9,515   2.45       746,370    8,279   2.22
Time deposits... 1,032,976  13,224   5.13     1,046,804  13,662   5.23     1,026,325   26,071   5.12     1,040,090   27,339   5.27
                --------------------------------------------------------------------------------------------------------------------
  Total
    interest-
    bearing
    deposits....$2,306,294 $21,432   3.73 %  $2,287,508 $21,120   3.70 %  $2,298,320  $42,090   3.69 %  $2,291,607  $42,370   3.71 %
                --------------------------------------------------------------------------------------------------------------------

Federal funds
  purchased and
  repurchase
  agreements....   429,555   5,462   5.10 %     330,136   3,972   4.83 %     439,919   10,909   5.00 %     324,090    7,912   4.90 %
                --------------------------------------------------------------------------------------------------------------------
  Total
    interest-
    bearing
    liabilities.$2,735,849 $26,894   3.94 %  $2,617,644 $25,092   3.84 %  $2,738,239  $52,999   3.90 %  $2,615,697  $50,282   3.86 %
                --------------------------------------------------------------------------------------------------------------------

Demand deposits,
  non-interest
  bearing.......   942,568                      908,292                      939,844                       905,721
Other
  liabilities...    33,630                       32,186                       32,656                        32,098
Shareholders'
  equity........   453,525                      418,327                      449,335                       415,677
                ----------                   ----------                   ----------                    ----------
  Total
    liabilities
    and
    shareholders'
    equity......$4,165,572                   $3,976,449                   $4,160,074                    $3,969,193
                ==========                   ==========                   ==========                    ==========

  Net interest
  income/margin
    (tax
    equivalent)
    (1).........           $46,350   4.91 %             $42,137   4.69 %              $91,473   4.88 %              $84,470   4.71 %
                           =======   ======             =======   ======              =======   ======              =======   ======

(1) Tax equivalent amounts are calculated using a marginal federal income tax rate of 35%.
(2) Average  balance  includes  nonaccruing  loans of $9,534 and $11,035 for  the  second  quarters  and $9,450 and $11,324 for the year-to-date periods in 1997 and 1996, respectively.
(3) Average balance excludes unrealized gain or loss on securities available for sale.


                               Page 17 of 30 Pages

TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions)

                                                                          1997                               1996
                                                                  -------------------    ----------------------------------------
                                                                      2nd         1st        4th        3rd        2nd        1st
                                                                  -------------------    ----------------------------------------
Loans accounted for on a nonaccrual basis......................     $ 9.4       $ 9.9      $ 9.1      $ 9.7      $10.0      $12.7

Restructured loans.............................................       2.8         2.4        2.4        2.4        2.2        1.7
                                                                  -------     -------    -------    -------    -------    -------
Total non-performing loans.....................................     $12.2       $12.3      $11.5      $12.1      $12.2      $14.4
                                                                  -------     -------    -------    -------    -------    -------

Other real estate owned, net...................................       4.1         4.5        4.3        4.7        6.2        7.3

Other foreclosed assets........................................       0.1           -          -          -          -          -
                                                                  -------------------    ----------------------------------------
Total non-performing assets....................................     $16.4       $16.8      $15.8      $16.8      $18.4      $21.7
                                                                  ===================    ========================================

Net gain on sales of OREO......................................     $ 0.2           -      $ 0.8      $ 0.5       $0.4       $0.2
                                                                  ===================    ========================================

Reserve for possible loan losses as a percent of:
   Total non-performing loans..................................       350%        339%       369%       391%       363%       317%
   Total loans.................................................      1.78%       1.83%      1.85%      2.29%      2.27%      2.48%

Non-performing loans as a percent of
   total loans.................................................      0.51%       0.54%      0.50%      0.58%      0.62%      0.78%

Non-performing assets as a percent of
   total assets................................................      0.39%       0.40%      0.37%      0.41%      0.47%      0.54%






TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions)


                                                                          1997                               1996
                                                                  -------------------    ----------------------------------------
                                                                      2nd         1st        4th        3rd        2nd        1st
                                                                  -------------------    ----------------------------------------
    Reserve balance, beginning of quarter......................     $41.8       $42.4      $47.1      $44.1      $45.6      $43.4
    Provision for possible loan losses:
        Expense of providing loss reserves.....................         -         0.2        0.1        0.2        0.1        0.1
        Reduction of loss reserves.............................         -           -       (4.9)         -          -          -
    Loans charged off..........................................      (1.7)       (3.0)      (1.7)      (1.5)      (3.1)      (1.0)
    Recoveries.................................................       2.6         2.2        1.8        4.3        1.5        3.1
                                                                  -------------------    ----------------------------------------
    Reserve balance, end of quarter............................     $42.7       $41.8      $42.4      $47.1      $44.1      $45.6
                                                                  ===================    ========================================

                               Page 18 of 30 Pages

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Whitney Holding Corporation was held on April 23, 1997, for the purpose of electing a board of directors, voting on adopting the new 1997 Whitney Holding Corporation Long-Term Incentive Plan and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         All of management's nominees for directors as listed in the proxy statement were elected. The votes for each nominee are set forth below:

                                   Shares
                                    Voted                              Shares
                                     FOR                              Withheld
                                  --------------------------------------------
Camille A. Cutrone                14,283,690                            88,790
Alfred S. Lippman                 14,283,193                            89,287
Carroll W. Suggs                  14,272,987                            99,492
Guy C. Billups, Jr.               14,258,878                           113,602
James M. Cain                     14,271,005                           101,475
Robert H. Crosby, Jr.             14,248,411                           124,069
Richard B. Crowell                14,283,193                            89,287
John K. Roberts                   14,283,805                            88,675

         The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

                    Shares                     Shares
                     Voted                      Voted                  Shares
                      FOR                      AGAINST               ABSTAINING
                  -------------------------------------------------------------
                  14,268,917                   44,488                  59,075

         The adoption of the new 1997 Whitney Holding Corporation Long-Term Incentive Plan was approved by the following vote:

             Shares            Shares
             Voted              Voted           Shares              Shares
              FOR              AGAINST        ABSTAINING           NOT Voted
           -----------------------------------------------------------------
           11,717,259          645,418          204,103            1,805,700



Item 6.  Exhibits and Reports on Form 8-K

(a) (3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter (filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission file number 0-1026) and incorporated herein by reference)

         Exhibit 3.2 - Copy of Bylaws

         Exhibit  10.1  -  Stock  Option   Agreement   between  Whitney  Holding
         Corporation and William L. Marks (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission file number 0- 1026) and incorporated by reference)


                               Page 19 of 30 Pages

         Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama and John C. Hope, III (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.10a - Long-term incentive program (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.10b - Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0- 1026) and incorporated by reference)

         Exhibit 10.11 - Executive compensation plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.12 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.13 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.14 - Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0- 1026) and incorporated by reference)

         Exhibit 10.14a - Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference)


                               Page 20 of 30 Pages

         Exhibit 10.15 - Amended and restated Agreement and Plan of Merger between Whitney Holding Corporation and First Citizens Bancstock, Inc., dated December 15, 1995 (filed as Rider A to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.16 - Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.17 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
         Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.18 - Form of Amendment to the Executive agreements (filed as Exhibits 10.2 through 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.19 - Executive agreement between Whitney National Bank of Mississippi and Guy C. Billups, Jr. dated April 18, 1997

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


                                                 WHITNEY HOLDING CORPORATION
                                                         (Registrant)


                                              By:/s/ Edward B. Grimball
                                                 -------------------------------
                                                 Edward B. Grimball
                                                 Executive Vice President and
                                                 Chief Financial Officer


                                                 August 13, 1997
                                                 -------------------------------
                                                              Date


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

                               Page 22 of 30 Pages

                                                                   EXHIBIT 10.19

                              EMPLOYMENT AGREEMENT


         AGREEMENT, dated as of April 18, 1997 between Whitney National Bank of Mississippi, a national banking association (the "Bank") and Guy C. Billups, Jr. (the "Employee").

                              W I T N E S S E T H :

         WHEREAS, the Bank desires to retain the services of the Employee and the Employee desires to be employed by the Bank upon the terms and conditions hereinafter set forth;

         NOW, THEREFORE, in consideration of the agreements herein contained, the parties hereto agree as follows:

1. EMPLOYMENT. The Bank hereby employs the Employee, and the Employee hereby agrees to perform duties for the Bank as the Chairman of the Advisory Board of the Bank as have been and may be prescribed by the legal Board of Directors of the Bank. The Employee will not be employed by any other business or engage in any other business activity that would materially interfere with his ability to perform his duties or would constitute a conflict between his personal or financial interests and the business or financial interests of the Bank during the Term of Employment (as hereinafter defined).

2. TERM OF EMPLOYMENT. The employment hereunder shall be for the period (the "Term of Employment') which shall commence on April 18, 1997, (the "Commencement Date") and shall continue through April 17, 1999, provided, however, that beginning on April 18, 1999 (the "Renewal Date") the term of this Agreement shall automatically be extended for one (1) additional year at the Employee's option. In the event the Employee elects not to renew this Agreement on the Renewal Date, the Employee must give written notice of such election not to renew to the Bank at least sixty (60) days prior to the Renewal Date.

3.       COMPENSATION AND BENEFITS.

                  (a) Base Salary. The Bank shall pay to the Employee as compensation for all services rendered by the Employee during the term of this Agreement an annual salary of not less than $100,000 for the first year, $50,000 for the second year and $25,000 for the third year payable in equal semi-monthly installments.

                  (b) Annual Bonuses and Stock Options. An annual incentive bonus and/or stock options may be paid with respect to the services provided by the Employee, in such amount as may be determined from time to time by the Compensation Committee. The award of bonuses and stock options by the Compensation Committee is discretionary and there will be no obligation on the Bank to award any bonus to the Employee.


178699.4/08316.00079
                               Page 23 of 30 Pages

                  (c) Benefits and Perquisites. The fringe benefits, perquisites, and other benefits of employment enjoyed by the Employee shall be those set out in Whitney National Bank's 1996 Employee Benefits booklet, as limited by Section 5.22 of that certain Agreement and Plan of Merger dated November 14, 1996 and amended March 12, 1997, between, among others, the Bank and Merchants Bank & Trust Company.

4.       OTHER BENEFITS

                  (a) Expenses. The Employee will be reimbursed by the Bank for reasonable out-of-pocket expenses incurred from time to time on behalf of the Bank in the performance of his duties, in accordance with the standard procedures of the Bank and upon the presentation of such supporting invoices, receipts, documents and forms as the Bank reasonably requests.

                  (b) Facilities; Secretarial Assistance. The Bank will provide the Employee with the office space currently in use by the Employee, secretarial assistance by Eileen Cain during the term of employment and such other facilities and services as shall be suitable to the Employee's position and adequate for the performance of his duties.

                  (c) Bank Automobile. The Bank will provide the Employee with the use of his existing Bank automobile (1996 Lincoln) for his use during the Term of Employment and will convey to the Employee the title to such automobile upon the Employee's retirement free and clear of all liens and encumbrances.

                  (d) Health Insurance. The Bank will continue to provide health insurance for the Employee and the Employee's dependents under terms and conditions no less favorable than those existing at the Bank during the year prior to the execution of this Agreement. Upon retirement, the Bank shall continue to provide such health insurance with fifty percent (50%) of the cost of retiree and dependent coverage being paid by the Bank.

                  (e) Life Insurance. Pursuant to Section 5.23 of the Merger Agreement, the Bank will assume the premium payment obligations under the life insurance policies insuring the life of the Employee described in Section 5.23 of the Merger Agreement.

5.       TERMINATION OF EMPLOYMENT.

                  (a) Death. The Employee's status as an employee shall terminate upon the Employee's death.


                                        2

178699.4/08316.00079
                               Page 24 of 30 Pages

                  (b) Disability. If (i) the Employee is incapable because of physical or mental illness of satisfactorily discharging his duties for a period of 90 consecutive days and (ii) a duly qualified physician chosen by the Bank and acceptable to the Employee or his legal representatives so certifies in writing, the Bank's Board of Directors may determine that the Employee has become disabled. If the Bank's Board of Directors makes such a determination, the Bank will have the right, at any time during the period that such disability continues to terminate the status of the Employee as an employee by notifying the Employee, in writing, of such termination. Any such termination shall become effective 30 days after such notice of termination is given (the "Disability Effective Date"), unless within such 30-day period the Employee becomes capable of resuming duties (and a physician chosen by the Bank and acceptable to the Employee or his legal representatives so certifies in writing) and the Employee in fact resumes such duties.

                  (c) By the Bank for Cause. The Bank may terminate the Employee's status as an employee for Cause by notifying the Employee, in writing, of such termination. As used herein, "Cause" shall mean (i) the willful and continuing failure by the Employee to perform his duties (other than any failure resulting from a certified disability) within a reasonable period of time after a written demand for substantial performance is delivered to the Employee by a duly authorized member or representative of the Bank's Board of Directors which specifically identifies the manner in which it is alleged that the Employee has not substantially performed such services, (ii) the conviction of a felony or (iii) the willful engaging by the Employee in gross misconduct injurious to the Bank. An act or failure to act on the Employee's part shall be considered "willful" if done or omitted to be done without a reasonable belief that such action or omission was in, or not opposed to, the best interests of the Bank. Any act or failure to act by the Employee that is based upon authority given pursuant to a resolution duly adopted by the Bank's Board of Directors or based upon the advice of counsel for the Bank shall be presumed to be done or omitted to be done by the Employee with a reasonable belief that such action was in, or not opposed to, the best interests of the Bank. Notwithstanding the foregoing, the Employee's employment may not be terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the entire membership of the Bank's Board of Directors (not counting the Employee) at a meeting of the Bank's Board of Directors held for the purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with his counsel, to be heard before the Bank's Board of Directors), finding that in the good faith opinion of the Bank's Board of Directors the Employee was guilty of the conduct set forth in clauses (i), (ii) or (iii) of this paragraph and specifying the particulars thereof.

                  (d) By the Employee for Good Reason. The Employee may terminate his status as an employee for Good Reason by notifying the Bank, in writing, of such termination. The termination by the Employee of his status as an employee for Good Reason shall be deemed to be a justifiable termination and shall excuse the Employee from further duties. The term "Good Reason" shall mean:
                                        3


178699.4/08316.00079
                               Page 25 of 30 Pages

                           (i)      diminution  in    the   Employee's   duties,
responsibilities or position or the demotion of the Employee;

                           (ii)     requiring  the Employee to be based anywhere
other than in Gulfport, except for required travel in the ordinary course of the Bank's business;

                           (iii)    a reduction in the Employee's annual  salary
or a failure to pay to the Employee any installment of his annual salary or to pay any other amounts required to be paid under these terms of employment, which failure continues for a period of 30 days after written notice thereof is given by the Employee to the Bank;

                           (iv)     any purported termination  of the Employee's
status as an employee which is not effected pursuant to a Notice of Termination, or which is not justified as a termination based on Cause; or

                           (v)      any  material  breach of any of the terms of
employment specified herein by the Bank which has not been cured within 30 days following the giving of notice by the Employee to the Bank of such breach.

                  (e)      Change of Control.

                           (i)      If  a  Change  in  Control  of  the Bank, as
defined in Section 5(e)(ii), shall occur and the Employee shall:

                           (1) voluntarily terminate his employment within twelve (12) months following such Change in Control and such termination shall be as a result of the Employee's good faith determination that as a result of the Change in Control and a change in circumstances thereafter significantly affecting his position, he can no longer adequately exercise the authorities, powers, functions or duties attached to his position as Chairman of the Advisory Board of the Bank; or

                           (2) voluntarily terminate his employment within twelve (12) months following such Change in Control, and such termination shall be as a result of the Employee's good faith determination that he can no longer perform his duties as Chairman of the Advisory Board of the Bank by reason of a substantial diminution in his responsibilities, status or position; or

178699.4/08316.00079
                               Page 26 of 30 Pages

                           (3) have his employment terminated by the Bank for reasons other than those specified in
                                    Section  5(c)  within   twelve  (12)  months
                                    following such Change in Control;

then in any of the above three cases, the Employee shall have, instead of the further rights described in Section 3(a), the right to immediately terminate this Agreement and a nonforfeitable right to receive, payable in a lump sum, the sum of the monthly amounts of his annual salary for a period equal to twelve
(12) months; provided, however, no payments or benefits pursuant to this Section, together with any other payments to the Employee under this Agreement or otherwise, shall cause the total of such payments to exceed the maximum amount allowable as a deduction to the Bank for federal income tax purposes, as may be determined in the reasonable discretion of the Bank, under any applicable provision of law or regulations.

                           (ii)     For purposes of this Agreement, a "Change in
Control" shall mean:

                           (1) the obtaining by any party of fifty percent (50%) or more of the voting shares of Whitney Holding Corporation ("Whitney") pursuant to a "tender offer" for such shares as provided under Rule 14d-2 promulgated under the Securities Exchange Act of 1934, as amended, or any subsequent comparable federal rule or regulation governing tender offers; or

                           (2) individuals who were members of Whitney's Board of Directors immediately prior to any particular meeting of Whitney's shareholders which involves a contest for the election of directors fail to constitute a majority of the members of Whitney's Board of Directors following such election; or

                           (3)      Whitney's  consummation  of  the  sale    of
                                    substantially  all  of  its  assets  to    a
                                    purchaser which is not a subsidiary; or

                           (4)      Whitney's dissolution or liquidation; or

                           (5) Whitney's consummation of a merger or consolidation involving Whitney in which Whitney is not the surviving corporation or if, immediately following such merger or consolidation, less than fifty percent (50%) of the surviving corporation's outstanding voting stock is held by persons who are stockholders of Whitney immediately prior to such merger or consolidation.

178699.4/08316.00079
                               Page 27 of 30 Pages

                           (iii)    The  provisions  of  Section  6(d) and  this
Section 5(e) are mutually exclusive; provided, however, that if within one year following commencement of a 6(d) payout there shall be a change of control as defined in Section 5(e)(ii), then the Employee shall be entitled to the amount payable to the Employee under Section 5(e) reduced by the amount that the Employee has received under Section 6(d) up to the date of the change in control. The triggering of the lump sum payment requirement of this Section 5(e) shall cause the provisions of Section 6(d) to become inoperative. The triggering of the continuation of payment provisions of Section 6(d) shall cause the provisions of Section 5(e) to become inoperative except to the extent provided in this Section 5(e)(iii).

                  (f) Notice of Termination. Notice of termination of the Employee's status as an employee must be communicated in a writing delivered to the other party (a "Notice of Termination"). Any Notice of Termination that purports to terminate the Employee's employment for Cause or for Good Reason shall specify the reasons of the party giving such notice and shall set forth in reasonable detail the facts and circumstances claimed by such party to provide a basis for termination of the Employee's employment under the terms of employment specified herein.

                  (g) Date of Termination.  "Employment  Termination Date" means
(i) if Employee's employment is terminated by the Bank for Cause, or by the Employee for Good Reason, the date of delivery of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Employee's employment is terminated by the Bank other than for Cause or disability, the Date of Termination shall be the date on which the Bank notifies the Employee of such termination and (iii) the if the Employee's employment is terminated by reason of his death or disability, the Date of Termination shall be the date of death of the Employee or the Disability Effective Date, as the case may be.

6.       DISABILITY/DEATH BENEFIT AND SEVERANCE PAY.

                  (a) Death. If the Employee's employment is terminated by his death, in addition to all other death benefits provided by the Bank, the Bank shall pay to the Employee's spouse or, if he leaves no spouse, to his estate, in a lump sum in cash within 30 days of the Date of Termination the sum of the pro rata amount of the Employee's annual base salary earned through the Date of Termination to the extent due but not paid and any compensation previously deferred by the Employee (together with any accrued interest thereon) and any accrued vacation pay, in each case to the extent not previously paid (collectively, "Accrued Obligations"). The Bank shall also timely pay or provide to such person any other amounts or compensation required to be furnished to the Employee under any benefit plan or arrangement ("Other Benefits").

178699.4/08316.00079
                               Page 28 of 30 Pages

                  (b) Disability. During any period that the Employee is deemed to be disabled ("disability period"), the Employee shall continue to receive his full annual base salary from the Bank at the rate then in effect for such period until his employment is terminated, provided that payments so made to the Employee shall be reduced by the sum of the amounts, if any, payable to the Employee under disability benefit plans of the Bank. Upon termination of the Employee's employment, the Bank shall pay to the Employee in a lump sum in cash within 30 days of the Date of Termination all Accrued Obligations and shall timely furnish to the Employee all Other Benefits.

                  (c) Cause. If the Employee's employment shall be terminated for Cause by the Bank, or voluntarily terminated by the Employee other than for Good Reason, the Bank will have no further obligation to the Employee other than for Accrued Obligations, which shall be paid in a lump sum in cash within 30 days of the Date of Termination, and for Other Benefits, which the Bank shall timely furnish to the Employee.

                  (d) Other than Death, Disability or Cause; Good Reason. If the Bank shall terminate the Employee's employment, other than for death, disability or Cause, or the Employee shall terminate his employment for Good Reason, then, in addition to all amounts or compensation to which he is entitled pursuant to the Bank's termination policies and plans then in effect, the Employee will at his option receive as severance pay either:

                           (i)      continuation  of  his  annual salary (at the
rate in effect as of the Date of Termination) for the remainder of his one-year term of employment, or

                           (ii)     a lump sum payment equal to the then present
value of the aggregate sums described in (i) above, paid by the Bank to the Employee no later than fifteen days following the Date of Termination.

7. COVENANT NOT TO COMPETE. If the Employee's employment is terminated by the Bank for Cause or by the Employee other than for Good Reason, then for the shorter of the remainder of the term of employment or one year, the Employee shall not directly or indirectly (a) solicit any customers or employees of the Bank or otherwise disrupt any previously established relationship existing between a customer or employee and the Bank or (b) own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management, operation or control of any bank, savings and loan association, financial institution or any other entity providing lending or deposit services located in Hancock or Harrison County, Mississippi; provided, however, that the Employee may own passive investments of any similar business (but without otherwise participating in such business) if such securities are listed on a national or regional securities exchange or quotations of such securities are published on a national interdealer quotation system, or are registered under Sections 12(g) or 15(d) of the Securities Exchange Act of 1934, as amended.

178699.4/08316.00079
                               Page 29 of 30 Pages

8. ASSIGNMENT. This Agreement is a personal contract and, except as specifically set forth herein, the rights and interests of Employee herein may not be sold, transferred, assigned, pledged or hypothecated. The rights and obligations of the Bank hereunder shall be binding upon and run in favor of the successors and assigns of the Bank.

9. GOVERNING LAW: CAPTIONS. This Agreement contains the entire agreement between the parties and shall be governed by the law of the State of Mississippi. It may not be changed orally, but only by agreement in writing signed by the party against whom enforcement of any waiver, change, modification or discharge is sought, and consented to in writing by the Bank. Paragraph headings are for convenience of reference only and shall not be considered a part of this Agreement.

10. NOTICES. Any notice or other communication required or permitted hereunder shall be sufficiently given if delivered in person or sent by telex, telecopy or by registered or certified mail, postage prepaid, in the case of the Employee, addressed as follows: Guy C. Billups, Jr., 1300 25th Ave., Gulfport, MS 39501, and in the case of the Bank, addressed to it as follows: Whitney National Bank of Mississippi, 1300 25th Avenue, Gulfport, Mississippi 39501, Attention: Corporate Secretary, or such other address or number as shall be furnished in writing by either party to the other, and such notice or communication shall be deemed to have been given as of the date so delivered, sent by telecopier, telex or mailed.

         IN WITNESS WHEREOF, the Bank has by its appropriate officer signed this Agreement and the Employee has signed this Agreement, on and as of the day and year first above written.

                                      WHITNEY NATIONAL BANK OF MISSISSIPPI



                                      By:/s/ R. King Milling
                                         ---------------------------------------
                                             R. King Milling
                                             Title: Chairman, CEO & President


                                        /s/ Guy C. Billups, Jr.
                                        ----------------------------------------
                                            Guy C. Billups, Jr.

                              Page 30 of 30 Pages

178699.4/08316.00079