Form 10-Q
period 1997-09-30
WHITNEY HOLDING CORP
filed 1997-11-13
CIK 106926

                                November 12, 1997


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended September 30, 1997.

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

For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------
Commission file number 0-1026


                           WHITNEY HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                        Louisiana             72-6017893
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


                                 (504) 586-7272
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

The Company has only one class of common stock, of which 20,763,840 shares were outstanding on October 31, 1997.

An exhibit index appears on page 20.




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

         Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................................9


----------------------------------------------------------------------------------------------------------------------

PART II.  Other Information

         Item 6:  Exhibits and Reports on Form 8-K..................................................................20



----------------------------------------------------------------------------------------------------------------------

         Signatures.................................................................................................22

                                                  Page 2 of 22 Pages


ITEM 1. Financial Statements
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                    September 30,    December 31,
 ASSETS                                                                       1997            1996
                                                                          -----------------------------
 Cash and due from financial institutions..............................        $215,888        $245,260

 Investment in securities:
      Securities available for sale ...................................         117,815         210,073
      Securities held to maturity (fair value of $1,190,142 in 1997 and
        $1,272,425 in 1996)............................................       1,176,870       1,264,126

 Federal funds sold and short-term deposits............................          28,200          55,693

 Loans.................................................................       2,495,651       2,277,584
 Less reserve for possible loan losses.................................          42,077          42,410
                                                                          -------------   -------------
    Loans, net.........................................................       2,453,574       2,235,174

 Bank premises and equipment, net......................................         131,277         118,833
 Other real estate owned, net..........................................           3,119           4,367
 Accrued income receivable.............................................          34,680          33,619
 Other assets..........................................................          46,250          50,888
                                                                          -------------   -------------

           TOTAL ASSETS................................................      $4,207,673      $4,218,033
                                                                          =============   =============

 LIABILITIES
 Deposits:
      Non-interest-bearing demand deposits.............................        $980,220      $1,000,877
      Interest-bearing deposits........................................       2,346,834       2,261,409
                                                                          -------------   -------------
          Total deposits...............................................       3,327,054       3,262,286

 Federal funds purchased and securities sold under repurchase
   agreements..........................................................         375,900         484,045

 Dividends payable.....................................................           5,810           4,870

 Other liabilities.....................................................          31,046          26,295
                                                                          -------------   -------------

           TOTAL LIABILITIES...........................................      $3,739,810      $3,777,496
                                                                          -------------   -------------


 SHAREHOLDERS' EQUITY
 Common stock..........................................................          $2,800          $2,800

 Capital surplus.......................................................         117,300         109,743

 Retained earnings.....................................................         358,132         336,630

 Net unrealized gain (loss) on securities available for sale, net of
   tax effect of $224 in 1997 and $465 in 1996.........................            (428)           (864)
                                                                          -------------   -------------

           Total.......................................................         477,804         448,310

 Treasury stock at cost, 364,491 shares in 1997 and 493,780
    shares in 1996, and unearned restricted stock compensation.........           9,941           7,774
                                                                          -------------   -------------

           TOTAL SHAREHOLDERS' EQUITY..................................        $467,863        $440,536
                                                                          -------------   -------------

           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY..................................      $4,207,673      $4,218,033
                                                                          =============   =============


 The accompanying notes are an intergral part of these financial statements.

                               Page 3 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except share and per-share amounts)                        FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                                           1997          1996          1997          1996
                                                                        ----------------------      ----------------------
INTEREST INCOME
Interest and fees on loans..........................................     $53,298       $44,561      $150,923      $126,802
Interest and dividends on investments:
      U.S. Treasury and agency securities...........................      14,384        16,865        44,912        52,774
      Mortgage-backed securities....................................       4,583         4,509        13,651        13,206
      Obligations of states and political subdivisions..............       1,802         1,811         5,533         5,502
      Federal Reserve stock and other corporate securities..........         120            71           284           273
Interest on federal funds sold and short-term securities............         386           444         1,505         2,154
                                                                        ----------------------      ----------------------
            TOTAL...................................................     $74,572       $68,261      $216,808      $200,711
                                                                        ----------------------      ----------------------

INTEREST EXPENSE
Interest on deposits................................................     $21,801       $20,910       $63,891       $63,281
Interest on federal funds purchased and securities
      sold under repurchase agreements..............................       5,315         4,315        16,224        12,226
                                                                        ----------------------      ----------------------
            TOTAL...................................................     $27,116       $25,225       $80,115       $75,507
                                                                        ----------------------      ----------------------
Net interest income.................................................     $47,456       $43,036      $136,693      $125,204
Provision (Reduction in reserve) for possible loan losses...........      (3,000)          190        (2,812)          375
                                                                        ----------------------      ----------------------
Net interest income after provision for possible loan losses........     $50,456       $42,846      $139,505      $124,829
                                                                        ----------------------      ----------------------

NON-INTEREST INCOME
Gain on sale of securities..........................................     $     -       $     1      $      -      $     16
Other non-interest income...........................................      12,527        10,720        37,826        31,144
                                                                        ----------------------      ----------------------
            TOTAL...................................................     $12,527       $10,721       $37,826       $31,160
                                                                        ----------------------      ----------------------

NON-INTEREST EXPENSE
Salaries and employee benefits......................................     $20,612       $18,872       $60,532       $55,828
Occupancy of bank premises, net.....................................       3,079         3,057         9,129         8,161
Other non-interest expenses.........................................      17,537        14,265        49,043        44,190
                                                                        ----------------------      ----------------------
            TOTAL...................................................     $41,228       $36,194      $118,704      $108,179
                                                                        ----------------------      ----------------------
Income before income taxes..........................................     $21,755       $17,373       $58,627       $47,810
Income tax expense..................................................       8,102         5,506        20,036        15,115
                                                                        ----------------------      ----------------------
Net income..........................................................     $13,653       $11,867       $38,591       $32,695
                                                                        ======================      ======================

Earnings per share:
   Primary..........................................................       $0.65         $0.58         $1.85         $1.59
   Fully-diluted....................................................       $0.65         $0.58         $1.85         $1.59


Weighted average shares outstanding for calculation:
   Primary..........................................................  20,899,660    20,578,505    20,825,892    20,503,546
   Fully - diluted..................................................  20,935,992    20,594,274    20,868,554    20,517,395

The accompanying notes are an intergral part of these financial statements.

                               Page 4 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                            For the Nine Months Ended
                                                                                               September 30, 1997
                                                                                             1997             1996
                                                                                       --------------------------------
Cash flows from operating activities:
   Net income........................................................................  $        38,591 $         32,695
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation...................................................................            9,755            8,428
      Provision (reductions in reserve) for possible loan losses.....................           (2,812)             375
      Provision for losses on OREO and other problem assets..........................              101              312
      Amortization of intangible assets and unearned restricted stock
         compensation................................................................            3,247            2,727
      Amortization of premiums and discounts on investment securities, net...........            2,079            5,972
      Net gains on sales of OREO and other property..................................           (3,140)          (2,171)
      Net gains on sales of investment securities....................................                               (16)
      Deferred tax expense (benefit).................................................            1,253           (2,147)
      Increase (Decrease) in accrued income taxes....................................            1,568            3,213
      (Increase) Decrease in accrued income receivable and other assets..............             (983)            (768)
      Increase (Decrease) in accrued expenses and other liabilities..................            5,655            1,046
                                                                                       --------------------------------
      Net cash provided by operating activities......................................  $        55,314 $         49,666
                                                                                       --------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity................  $       323,592 $        303,044
   Proceeds from maturities of investment securities available for sale..............           76,424           41,551
   Proceeds from sales of investment securities available for sale...................                            68,580
   Purchases of investment securities held to maturity...............................         (209,364)        (292,355)
   Purchases of investment securities available for sale.............................          (11,974)         (53,355)
   Net (increase) decrease in loans..................................................         (216,365)        (223,173)
   Net (increase) decrease in federal funds sold and short-term deposits.............           27,493           17,592
   Proceeds from sales of OREO and other property....................................            5,188            5,292
   Capital expenditures..............................................................          (23,347)         (28,127)
   Other.............................................................................             (387)          (1,920)
                                                                                       --------------------------------
   Net cash provided by (used in) investing activities...............................  $       (28,740)$       (162,871)
                                                                                       --------------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits...................  $       (20,657)$         (8,498)
   Net increase (decrease) in interest-bearing deposits other than
      time deposits..................................................................           24,721          (68,672)
   Net increase (decrease) in time deposits..........................................           60,704           (5,205)
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements....................................................         (108,145)         183,052
   Sale of common stock under employee savings plan and dividend
      reinvestment plan..............................................................            2,913            2,097
   Exercise of stock options.........................................................              669            1,375
   Stock issued by pooled entities, pre-merger                                                       -              310
   Dividends paid....................................................................          (15,571)         (11,284)
   Dividends paid, pooled entities...................................................             (580)            (905)
                                                                                       --------------------------------
   Net cash provided by (used in) financing activities...............................  $       (55,946)$         92,270
                                                                                       --------------------------------

Net increase (decrease) in cash and cash equivalents.................................  $       (29,372)$        (20,935)
Cash and cash equivalents at the beginning of the period.............................          245,260          259,312
                                                                                       --------------------------------
Cash and cash equivalents at the end of the period...................................  $       215,888 $        238,377
                                                                                       ================================

Interest income received.............................................................  $       215,748 $        200,377
                                                                                       ================================

Interest expense paid................................................................  $        79,462 $         75,204
                                                                                       ================================

Net federal income taxes paid........................................................  $        16,146 $         13,141
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

CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiaries, Whitney National Bank (Louisiana), Whitney Bank of Alabama, Whitney National Bank of Mississippi, Whitney National Bank of Florida and Whitney Community Development Corporation. All adjustments have been made which, in the opinion of management, are necessary to fairly state the financial results for the interim periods presented.

RESTATEMENT AND RECLASSIFICATION

         Prior period information has been restated to give effect to mergers completed in October 1996, February 1997 and April 1997 which have been accounted for as poolings of interests. Certain balances in prior periods have been reclassified to conform with this period's financial presentation.

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







                               Page 6 of 22 Pages

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

                                                  For the Periods
                                                Ended September 30,
                                               1997                       1996
                                      -------------              -------------

Pro forma basic EPS:
     For the quarter                  $        0.66              $        0.58
     Year to date                     $        1.87              $        1.60

Pro forma diluted EPS:
     For the quarter                  $        0.65              $        0.58
     Year to date                     $        1.85              $        1.59




RECENT PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. SFAS No. 131 establishes standards for reporting information about a company's operating segments and requires that reportable segments be identified based on how management organizes the company's operations and related financial information for decision-making purposes and performance assessment. The provisions of SFAS Nos. 130 and 131 are effective for 1998. Adoption of these standards will result in some changes in the financial statement presentation to reflect comprehensive income (primarily with respect to changes in market value of available for sale investment securities), but will not have an effect on the Company's financial position or results of operations.


                               Page 7 of 22 Pages

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

         On February 28, 1997, the Company completed a merger with First National Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma ("FNBH"). FNBH operates five banking offices in Terrebonne Parish, Louisiana, and had total assets of approximately $235 million, $126 million in loans, total deposits of $210 million and shareholders' equity of $18 million. The price of this transaction was $41 million. FNBH shareholders received approximately 1.13 million shares of Whitney Holding Corporation common stock at the closing. This merger was accounted for as a pooling of interests. On August 15, 1997, FNBH was merged into Whitney National Bank (Louisiana).






                               Page 8 of 22 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation earned $13.7 million for the third quarter of 1997 or $0.65 per share. For the third quarter of 1996, the Company earned $11.9 million or $0.58 per share. Year to date through September 30, 1997, the Company earned $38.6 million or $1.85 per share compared to $32.7 million or $1.59 per share for the same period in 1996. Excluding the after-tax effect of merger related expenses in each period, earnings for the third quarters were $14.4 million or $0.69 per share in 1997 and $11.9 million or $0.58 per share in 1996, and earnings for the year-to-date periods were $40.4 million or $1.94 per share in 1997 and $35.0 million or $1.71 per share in 1996.

         Taxable-equivalent net interest income increased $4.4 million or 10.0% between the third quarters of 1996 and 1997, and the taxable-equivalent net interest margin increased to 5.06% from 4.90% between these periods. Noninterest income improved by $1.8 million or 16.8% in the third quarter of 1997 from the same period in 1996, while non-interest expense, including all merger related expenses, increased $5.0 million or 13.9% between these periods.

         For the first nine months of 1997, taxable-equivalent net interest income increased $11.5 million or 9.0% from the comparable prior-year period. The year-to-date taxable-equivalent net interest margin also increased, from 4.77% in 1996 to 4.94% in 1997. Non-interest income for the nine months ended September 30, 1997 increased $6.7 million or 21.4% over the same period in 1996. Year-to-date non-interest expense, including all merger related expenses, increased $10.5 million or 9.7% in 1997 over 1996.

         The following compares the Company's annualized return on average total assets and return on average shareholders' equity for the three month and nine month periods ended September 30, 1997 and 1996.

                                                        1997                1996
                                                    --------            --------
Return on average assets:
         Third quarter -
              Total return                             1.30%               1.19%
              Return before merger expenses            1.37%               1.19%

         Year to date -
              Total return                             1.24%               1.10%
              Return before merger expenses            1.30%               1.18%


Return on average shareholders' equity:
         Third quarter -
              Total return                            11.69%              10.99%
              Return before merger expenses           12.34%              10.99%

         Year to date -
              Total return                            11.36%              10.37%
              Return before merger expenses           11.91%              11.09%



         For the third quarter of 1997, average earning assets were $3.81 billion, a net increase of $232 million or 6.5% from $3.58 billion in the third quarter of 1996. For the nine months ended September 30, 1997, average earning assets grew to $3.79 billion from $3.59 billion for the same period in 1996, a net increase of $200 million or 5.6%. Average loans outstanding grew $459 million or 23% between the third quarters of 1996 and 1997 and $435 million or 23%

                               Page 9 of 22 Pages
between the year-to-date periods. The growth in the loan portfolio was partly funded by maturities of investment securities and the total average investment in securities in 1997 decreased $222 million for the third quarter and $221 million for the year-to-date period as compared to 1996. At September 30, 1997, earning assets totalled $3.82 billion compared to $3.81 billion at December 31, 1996.

         Average total deposits increased $126 million or 4.0% to $3.26 billion in the third quarter of 1997 compared to $3.14 billion in the third quarter of 1996. For the year-to-date period, average deposits grew $69 million or 2.2% in 1997 compared to the same period in 1996. Total deposits at September 30, 1997 were $3.33 billion, a moderate increase from the $3.26 billion balance at year end 1996. Short-term funds obtained through purchases of federal funds and sales of securities under repurchase agreements, net of short-term funds used in sales of federal funds, increased on average by $70 million or 22% for the third quarter of 1997 and $112 million or 40%for the year-to-date period when compared to 1996. The increases in average total deposits and average short-term borrowings from 1996 to 1997 both supported the growth in average loans between these same periods.

         Non-performing assets decreased $3.5 million in the first nine months of 1997 from year end 1996 to $12.3 million at September 30, 1997. The quarter-end total was $4.5 million or 27% below the level of non-performing assets at September 30, 1996. The reserve for possible loan losses was $42.1 million on September 30, 1997, an amount which represented 454% of total non-performing loans, including restructured loans, and 1.7% of total loans. At year end 1996, the reserve coverage was 369% of non-performing loans and 1.9% of total loans.

         On August 27, 1997 the Company declared a third quarter dividend of $0.28 per share of common stock, payable October 1, 1997. Year-to-date the Company has declared dividends of $0.84 per share of common stock. This is a 17% increase over the year-to-date dividends declared by the Company in the first nine months of 1996.


FINANCIAL CONDITION

Loans

         The Company continued to increase its loans outstanding in the third quarter of 1997. Average loans grew to $2.45 billion in 1997 or an increase of $459 million or 23% over the $1.99 billion outstanding in the same period of 1996. Year to date, average loans increased $435 million or 23% in 1997 compared to the average for the first nine months of 1996. Total loans outstanding of $2.50 billion at September 30, 1997 were $218 million above the total at year end 1996. The Company's loan growth reflects both the continued favorable economic conditions in the Company's market area, which is primarily southern Louisiana, Mississippi and Alabama and the western Florida panhandle, as well as a focused effort to market the subsidiary banks' retail and commercial loan products.

         All categories of loans experienced growth from the third quarter of 1996 to the third quarter of 1997. Commercial loans other than those secured by real estate increased approximately $209 million or 24% between 1996 and 1997. Loans secured by commercial real estate and non-retail residential mortgage loans together increased approximately $130 million or 21%. The overall increase in commercial loans was well distributed over a number of different industries, including loans to entities involved in manufacturing, wholesaling, retailing, and natural resource exploration and development. Retail mortgages grew by approximately $76 million or 23% between these periods, largely as a result of the continued successful marketing of retail loan products that have been introduced in recent years as an alternative to the conventional mortgage loan products that the Company originates for sale in the secondary market. Loans to individuals, which include various consumer installment and credit line loan products, increased $24 million or approximately 12%.






                               Page 10 of 22 Pages

Deposits and Short-Term Borrowings

         The Company's average deposits increased $126 million or 4.0% in the third quarter of 1997 and $69 million or 2.2% for the first nine months of 1997 when compared to the same periods in 1996. As is shown in Table 1 on page 18, average non-interest-bearing demand deposits increased $52 million or 5.8% for the third quarter and $40 million or 4.4% year-to-date in 1997 when compared to the same periods in 1996. Factors that contributed to this increase include the design and promotion of new small business and personal checking account products and the new branch openings during 1996 and 1997.

         Table 1 also shows that average interest-bearing deposits have increased $74 million or 3.3% between the third quarter of 1996 and 1997 and $29 million or 1.3% between the year-to-date periods. Third quarter average savings, NOW and money market account deposits increased a net $62 million or 5.1% between 1996 and 1997. For the first nine months of 1997, the net increase in these deposit categories from their 1996 levels was $35 million or 2.8%. The success of recent campaigns to promote a premium money market product first introduced in 1996 was primarily responsible for this deposit growth. Total money market account deposits grew $86 million or 30% in 1997's third quarter and $62 million or 21% year to date as compared to 1996. Between 1996 and 1997, average regular savings deposits decreased $7.9 million or 1.6% for the third quarter and $13 million or 2.7% for the year-to-date period. Average NOW account deposits were also lower in 1997 as compared to 1996, decreasing approximately $16 million or 3.6% for the third quarter and $14 million or 3.0% for the year-to-date period. A portion of the year-to-year decreases in regular savings and NOW account deposits is attributable to funds moving to the premium money market product.

         The time deposit category, which includes both core time deposits of under $100,000 and time deposits of $100,000 and over, showed a net increase of approximately $12 million or 1.2% for the third quarter of 1997. Year to date this category decreased approximately $5 million or 0.5% when compared to the same period in 1996. Within this category, core deposits decreased $37 million for the quarter and $41 million year to date while non-core deposits had a quarterly increase of $49 million and a year-to-date increase of $36 million.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of short-term liquidity and part of the Company's services to correspondent banks and certain other customers. Average short-term borrowings increased $65 million or 18% for the third quarter of 1997 and $99 million or 30% year to date compared to the same periods in 1996. The Company has used short-term borrowings, particularly repurchase agreements, to provide funds to support a portion of the growth in the loan portfolio, and the rise in short-term borrowings is also partly attributable to an increase in repurchase agreements related to an expansion of the Company's cash management services. The Company's average short-term borrowing position, net of short-term funds, increased $70 million for the third quarter and $112 million year to date in 1997 compared to the same periods in 1996.

Investment in Securities

         The Company's total investment in securities decreased $180 million to $1.29 billion at September 30, 1997 compared to $1.47 billion at December 31, 1996. The average total investment securities portfolio decreased $222 million or 14.2% between the third quarter of 1996 and the third quarter of 1997 and $221 million or 13.6% between the year-to-date periods. Funds provided by maturing investment securities, in particular U. S. Treasury securities, were used to satisfy increased loan demand between these periods. In both 1997 and 1996, maturities of U. S. Treasury securities were also reinvested in higher-yielding mortgage-backed issues, obligations of states and municipalities, and U. S. government agency securities.

         The weighted-average maturity of the overall portfolio of securities was 42 months at September 30, 1997 as compared to 42 months at September 30, 1996. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yield increased 34 basis points to 6.53% for the third quarter of 1997 and 28 basis points to 6.41% for the year-to-date period when compared to the same periods in 1996.

                               Page 11 of 22 Pages

         Securities classified as available for sale constituted approximately 9% of the total investment portfolio at September 30, 1997 compared to 14% at year end 1996. These securities are reported at their estimated fair values in the consolidated statements of condition. The net unrealized gain on available for sale securities was $0.3 million at September 30, 1997 compared to an unrealized loss of $0.2 million at year end 1996. These gains or losses are reported, net of tax, as a separate component of shareholders' equity. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. During 1996 and 1997, securities that had been classified by various pooled entities as available for sale were transferred to the held to maturity category in accordance with the investment policies and practices of the Company. These transfers were recorded at fair value. The unrealized gains and losses at the transfer dates, which are included net of tax as a component of shareholders' equity, were insignificant.


Bank Premises and Equipment

         The net investment in bank premises and equipment at September 30, 1997 of $131 million represents a $12 million or 10% increase from the level at year end 1996 and a $17 million or 14% increase from September 30, 1996. Beginning in 1995 and continuing in 1996 and 1997, the Company has accelerated the expansion of its branch and automated teller machine networks, the renovation or replacement of existing branch facilities, and the enhancement of facilities for its support operations. Between September 30, 1996 and September 30, 1997, the Company completed or began construction on twelve new branch locations throughout its market area and opened a new operations center. During 1997, the Company also began and will substantially complete the upgrade of its branch delivery system and its office automation systems.

Asset Quality

         As is shown in Table 2 on page 19, total non-performing assets decreased to $12.3 million at September 30, 1997 from $15.8 million on December 31, 1996. The 1997 quarter-end total is $4.5 million or 27% below the level of non-performing assets at September 30, 1996. The Company recovered $3.8 million of previously charged-off loans in the third quarter of 1997 and $8.6 million year to date through September 30, 1997. As is shown in Table 3 on page 19, over the same periods the Company identified $1.4 million and $6.1 million, respectively, of loans to be charged off as uncollectible against the reserve for possible loan losses, resulting in a net recovery for the third quarter of $2.4 million and a year-to-date net recovery of $2.5 million. In 1996, the Company had a net recovery of $2.8 million in the third quarter and $3.3 million year to date.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. During 1997, a $3.0 million reserve reduction was made in the third quarter and a small provision of $0.2 million was made by pooled entities prior to the mergers in 1997. A portion of the reserve reduction reflects the reversal of excess reserves that had previously been established to cover a potential settlement of claims by the U. S. Department of Education ("DOE") stemming from the Company's participation in guaranteed student loan programs. As discussed below, a tentative settlement with the DOE has been reached. An increase in non-interest expense related to this settlement substantially offset the earnings impact of the reserve reduction. The reserve for possible loan losses represented 454% of non-performing loans at September 30, 1997 and 600% of nonaccruing loans on that date. At year end 1996 this reserve coverage was 369% of non-performing loans and 462% of nonaccruing loans. The reserve for possible loan losses represented 1.69% of total loans at September 30, 1997 and 1.85% at December 31, 1996.

         Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are carried in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. Operating income from these property interests, primarily from oil and gas royalties and real estate operations, was approximately $1.5 million for the first nine months of 1997, including approximately $1.1 million in the third quarter, compared to $774 thousand for the first nine months of 1996. Third quarter 1997 income is almost entirely comprised of net gains on sales of acreage near Berwick, Louisiana and

                               Page 12 of 22 Pages
in Livingston Parish, Louisiana. Future dispositions of these assets may result in the recognition of substantial gains.


Capital Adequacy

         The regulatory capital ratios for the Company and its significant banking subsidiary are compared in the accompanying table to the minimums that are currently required under capital adequacy standards imposed by their regulators and those that banks must maintain to be eligible for a "well capitalized" classification under the prompt corrective action regulatory framework. The Company's risk-based capital ratios increased slightly between December 31, 1996 and September 30, 1997, and all ratios continued well in excess of the minimum requirements. The increases between these dates are the result of growth in regulatory capital through retained earnings partially offset by moderate growth in total risk-weighted assets.



                                                                     Minimum            Minimum for
                                 September 30,    December 31,    Capital Adequacy   "Well Capitalized"
                                     1997             1996           Standard          Classification
                                 ----------------------------------------------------------------------
(dollars in thousands)


Tier 1 risk-based capital ratio:
     Company                        15.48%           14.96%            4.00%                 n/a
     Whitney National Bank          14.37%           14.39%            4.00%               6.00%
Total risk-based capital ratio:
     Company                        16.73%           16.21%            8.00%                 n/a
     Whitney National Bank          15.62%           15.64%            8.00%              10.00%
Tier 1 leverage capital ratio:
     Company                        10.71%           10.01%            4.00%                 n/a
     Whitney National Bank           9.77%            9.31%            4.00%               5.00%


Total risk-weighted assets:
     Company                    $2,899,000       $2,808,000
     Whitney National Bank      $2,535,000       $2,404,000




                               Page 13 of 22 Pages

RESULTS OF OPERATIONS

Net Interest Income

         Taxable-equivalent net interest income in 1997 increased $4.4 million or 10.0% for the third quarter and $11.5 million or 9.0% year to date when compared to the same periods in 1996. The net interest margin increased to 5.06% for the third quarter and 4.94% for the first nine months in 1997 compared to 4.90% for the third quarter and 4.77% year to date in 1996. A combination of factors contributed to these changes, the components of which are detailed in Table 1 on page 18.

         Taxable-equivalent loan interest income increased $8.7 million or 19.5% for the third quarter and $24.0 million or 18.9% for the first nine months of 1997 when compared to 1996. These increases were the result of the growth in average loans outstanding, growth which totalled $459 million for the third quarter of 1997 compared with the third quarter of 1996 and $435 million for the first nine months of 1997 when compared with the same period in 1996. The increase in interest income from loan growth was partially offset by the impact of a decrease in the effective loan yields in 1997 as compared to 1996. For the third quarter, the effective yield decreased 26 basis points to 8.67% in 1997 from 8.93% in 1996. For the year-to-date period, the effective yield decreased 24 basis points to 8.61% in 1997 from 8.85% in 1996. The decrease in the effective loan yield reflects a lower level of recoveries of prior-period interest recognized as income in 1997 compared to 1996, lower average effective lending rates in 1997, and a decline in the market rates for credit extensions to high-quality borrowers during the past year.

         Taxable-equivalent interest income on investments securities for 1997's third quarter decreased $2.4 million or 9.7% from the third quarter of 1996. For the first nine months of 1997, the decrease in investment income was $7.3 million or 9.7%. These decreases are consistent with the reductions in the average investment in securities between 1996 and 1997, which totalled $222 million for the third quarter and $221 million for the year-to-date period. The effective investment portfolio average yield increased 34 basis points to 6.53% for the third quarter of 1997 and 28 basis points to 6.41% for the first nine months when compared to the same periods in 1996. These increases are primarily the result of higher yields obtained on reinvestments and a modest shift in the portfolio mix toward mortgage-backed issues, state and municipal obligations, and U.S. government agency securities and away from U.S. Treasury securities. Market interest rates were relatively stable during 1996 and into 1997, although the Company has structured the maturities of its investment portfolio in a way that reduces the immediate sensitivity of its effective yield to changing market conditions.

         The net increase in total taxable-equivalent interest income between 1996 and 1997 was $6.3 million or 9.1% for the third quarter and $16.1 million or 7.9% for the first nine months. The overall effective earning-asset yield in the third quarter of 1997 was 7.88% or 19 basis points above the 7.69% yield in 1996, and the year-to-date effective yield in 1997 was 7.77%, up 20 basis points from 1996's yield of 7.57%.

         Interest expense increased $1.9 million or 7.5% in the third quarter of 1997 and $4.6 million or 6.1% year-to-date in 1997 as compared to the same periods in 1996. These increases reflect mainly the impact of the growth in average total interest-bearing liabilities, particularly short-term borrowings, between these periods. Average short-term borrowings increased $65 million or 18% for the third quarter of 1997 and $99 million or 30% year to date compared to 1996. The cost of these borrowed funds was 5.06% in the third quarter of 1997 and 5.02% year-to-date, which represent increases of 19 basis points and 13 basis points, respectively, over the effective rate on short-term borrowed funds in the comparable periods in 1996. The higher cost of these funds in 1997 largely reflects the 25 basis point increase in the federal funds rate at the end of 1997's first quarter.

         Growth in interest-bearing deposits also contributed to the overall increase in interest expense in 1997. As discussed earlier, this growth was primarily a function of the success of a premium money market account product. Despite this growth, the overall cost of funds rate for interest-bearing deposits of 3.73% for the third quarter of 1997 and 3.71% for the first nine months, as shown in Table 1, was little changed from the rate for the comparable periods in 1996. The overall cost of funds rate on total interest-bearing liabilities in 1997 was 3.93% for the third quarter and 3.91% for the year-to-date period. These rates represent increases of 7 basis points and 5 basis points, respectively, when compared to the same periods in 1996.




                               Page 14 of 22 Pages

Other Income and Expense

         Non-interest income increased $1.8 million or 16.8% for the third quarter and $6.7 million or 21.4% year-to-date in 1997 when compared to the same periods in 1996. Net gains on sales of foreclosed assets and other revenue from these assets totaled approximately $1.2 million for the third quarter of 1997 and $1.0 million in the comparable period in 1996. Year to date, this income totaled approximately $5.2 million in 1997 and $2.4 million in 1996. Excluding this income, third quarter non-interest income was $11.3 million in 1997 and $9.7 million in 1996, an increase of $1.6 million or 17.3%. Non-interest income, excluding gains on and revenue from foreclosed assets, was $32.6 million for the first nine months of 1997, an increase of $3.9 million or 13.5% over 1996's total of $28.7 million.

         Income from service charges on deposit accounts, which accounted for approximately half of recurring non-interest income in each of these periods, increased $0.6 million or 10.6% in the third quarter of 1997 as compared to 1996 and $1.1 million or 6.9% for the year-to-date period.

         The Company continued to expand its automated teller facilities during 1996 and into the first nine months of 1997. Fees generated from ATM operations in 1997 increased $0.2 million or 24% for the third quarter and $0.6 million or 37% for the year-to-date period. Fee income from credit card transaction operations also increased between these periods, by approximately $0.4 million or 29% for the quarter and $1.0 million or 25% year to date, reflecting economic conditions as well as successful marketing efforts.

         Non-interest operating expenses were $41.2 million for the third quarter of 1997 and $118.7 million for the year-to-date period, which represent increases over 1996 of $5.0 million or 13.9% for the quarter and $10.5 million or 9.7% for the year-to-date period. Included in operating expenses are merger-related expenses totalling $1.2 million for the third quarter of 1997 and $2.4 million year to date through September 30, 1997. In 1996, no merger expenses were incurred in the third quarter, but year to date these expenses totalled $2.8 million. Excluding merger expenses, quarterly non-interest operating expenses increased $3.9 million or 10.7% between 1996 and 1997 and year-to-date expenses increased $10.9 million or 10.4%.

         Salaries and employee benefits expense totalled $20.6 million for the third quarter of 1997 and $60.5 million for the year-to-date period. These amounts represent increases of $1.7 million or 9.2% for the quarter and $4.7 million or 8.5% year to date when compared to the same periods in 1996. Excluding merger-related expenses, the quarterly increase in 1997 remained at $1.7 million or 9.2% and the year-to-date increase to $5.0 million or 9.2%. Approximately $0.7 million of the year-to-date increase relates to the cost of staffing the additional banking locations opened in 1996 and 1997. In addition, year-to-date executive incentive compensation increased approximately $1.9 million in 1997 compared to 1996, primarily because of a change in estimated executive compensation that was recorded in the second quarter of 1996, a stock-based incentive grant that occurred earlier in 1997 than a corresponding grant in 1996, and a shortening of the restriction period and corresponding amortization period for certain stock-based incentives. The remaining year-to-date increase of approximately $2.4 million or 4.3% is attributable to regular merit increases and other staff additions and to the net change in the cost of various employee benefit and incentive programs.

         Non-interest expenses other than personnel-related expenses increased $3.2 million or 19.0% between the third quarter of 1996 and the third quarter of 1997. Year to date, these expenses increased $5.8 million or 11.1% between 1996 and 1997. Excluding merger expenses incurred in both years, the quarterly increase in 1997 was $2.2 million or 12.9% and the year-to-date increase was $5.9 million or 11.7%.

         Occupancy expense was essentially unchanged for the third quarter of 1997 as compared to 1996, as expenses related to new branches and other new facilities were offset by year-to-year reductions in the cost of operations of certain other facilities. Occupancy expense increased $1.0 million or 11.9% for the year-to-date period in 1997, primarily as a result of both the expansion of the Company's branch and ATM networks and the ongoing program to upgrade the appearance and functionality of its administrative offices, operations facilities, and a significant number of the Company's existing branches. Since the beginning of 1996 the Company has opened or begun construction on twelve new branch locations, has continued its renovation program and has moved into its new operations center.

         The remaining net increases in non-personnel-related expenses were approximately $2.2 million or 15.5% for the third quarter of 1997 and $4.9 million or 11.6% year to date. There were several factors contributing to these year-to-year increases: (1) the Company recorded $1.2 million of expense in 1997's third quarter related to the student loan settlement discussed below; (2) in the third quarter of 1996 the Company recovered approximately $0.7 million in collection costs as part of a legal settlement; (3) additional costs have been incurred in 1997 to furnish, equip and service

                               Page 15 of 22 Pages
the  new  banking   facilities,   to  establish  and  maintain  voice  and  data
communication links throughout the Company's expanded service area, and to introduce a standardized teller and electronic office system; and (4) quarterly and year-to-date expenses in 1997 include higher advertising and promotional costs related to the recent mergers and to the introduction of certain new deposit products.

         As previously disclosed in its annual report on Form 10-K for the year ended December 31, 1996, the Company, in 1992, discovered and reported to the United States Department of Education ("DOE") that in earlier years Whitney National Bank had not in all cases followed the collection procedures required by the guaranteed student program. Upon discovery, adequate reserves were established to cover any potential settlement, and internal procedures were revised to assure future compliance with the program. The Company has reached a tentative settlement agreement with the DOE and has recorded certain expenses and income tax effects which were substantially offset by the reversal of excess reserves for possible loan losses also related to this settlement, as was discussed earlier. As a result, this tentative settlement agreement did not have a material impact on net income for the quarter or year-to-date periods ended September 30, 1997.

Income Taxes

         Excluding the adjustment related to the tentative settlement with the DOE discussed above, the Company provided for income taxes at an overall effective rate of 32.4% for both the third quarter and year-to-date periods in 1997 compared to 31.7% and 31.6% for the same periods in 1996. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.


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

         The subsidiary banks enter into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, both as a source of funding for certain short-term assets and as part of their services to correspondent banks and certain other customers. Neither the Company nor the subsidiary banks have accessed long-term debt markets as part of liquidity management.

         The consolidated statements of cash flows on page 5 provide a summarized view of the Company's uses and sources of liquidity for the nine-month periods ended September 30, 1997 and 1996. The Company generated $55 million in liquid funds from operations for the first nine months of 1997 and paid total dividends, including those of pooled entities, of $16 million. A major source of liquid funds during the first nine months of 1997 was unreinvested maturities of investment securities totalling $ 178 million. Total deposits, which are discussed in more detail below, increased slightly during the first nine months of 1997, providing $65 million of funds during this period. The Company also implemented certain procedures during 1997 designed to reduce the level of currency and coin or non-interest-bearing balances with the Federal Reserve Bank that the banks are required to hold to meet reserve requirements. This reduction has totaled approximately $20 million on average.

         These  funds  were used to  support  net loan  growth in the first nine months  of  1997  of  $216  million  and  to  finance  $23  million  in  capital expenditures related to the retail network expansion and other projects as discussed earlier. The $108 million decrease in short-term borrowings made through federal funds purchases and sales of securities under repurchase agreements year-to-date through September 30, 1997 was partially offset by a decrease of $27.5 million in federal funds sold and other short-term investments.

         Average core deposits, defined as all deposits other than time deposits of $100,000 or more, increased by $34 million between the first nine months of 1997 and 1996. Growth in year-to-date average non-interest-bearing demand deposits of $40 million in 1997 and net growth of $34 million in average interest-bearing checking, savings and money market account deposits for the same period was offset by a $41 million decrease in core time deposits. Non-core time deposits increased on average by $35 million year-to-date in 1997 as compared to 1996.

                               Page 16 of 22 Pages

         As of September 30, 1997, approximately $410 million or 35% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $118 million of investment securities was classified as available for sale at the end of 1997's third quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

         The subsidiary banks had approximately $1.2 billion in unfunded loan commitments outstanding at September 30, 1997, an increase of $174 million from the level at December 31, 1996. Contingent obligations under letters of credit and financial guarantees increased $33 million between these dates to a total of $102 million at September 30, 1997. Available credit card lines were $98 million at September 30, 1997, an increase of $20 million from year end 1996. Because commitments and unused credit lines may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements. Draws by customers against these commitments are not expected to place any unusual strain on the Company's liquidity position.


FORWARD - LOOKING STATEMENTS

         Certain statements in this form 10-Q regarding future expectations may be regarded as "forward-looking statements" within the meaning of the Securities Litigation Reform Act. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those forward-looking statements include the timing and extent of changes in interest rates, actions of government regulators and other economic factors.


                               Page 17 of 22 Pages

TABLE 1
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands)

                               THIRD QUARTER ENDED JUNE 30,                                NINE MONTHS ENDED JUNE 30,
                            1997                         1996                          1997                          1996
                --------------------------------------------------------------------------------------------------------------------
                Average   Income/ Yield/     Average   Income/ Yield/     Average    Income/ Yield/     Average    Income/ Yield/
                Balance   Expense  Rate      Balance   Expense  Rate      Balance    Expense  Rate      Balance    Expense  Rate
                --------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (tax
  equivalent
  (1),(2).......$2,445,290 $53,431   8.67 %  $1,986,038 $44,710   8.93 %  $2,349,510 $151,298   8.61 %  $1,914,706 $127,267   8.85 %
                --------------------------------------------------------------------------------------------------------------------
U. S. Treasury
  securities....  $452,697  $6,868   6.02 %    $699,605  $9,980   5.66 %    $508,661  $22,575   5.93 %    $746,812  $31,583   5.63 %
U.S. government
  agency
  securities....   463,934   7,516   6.48       441,615   6,885   6.24       467,124   22,337   6.38       462,361   21,191   6.11
Mortgage-backed
  securities....   277,625   4,583   6.60       276,355   4,509   6.53       281,861   13,651   6.46       272,545   13,206   6.46
State and
  municipal
  securities
  (tax
  equivalent)
  (1)...........   136,083   2,791   8.20       136,839   2,787   8.15       139,719    8,615   8.22       136,909    8,464   8.24
Federal Reserve
  stock and
  and other
  corporate
  securities....     7,363     120   6.52         5,673      71   5.01         6,637      284   5.71         6,525      273   5.58
                --------------------------------------------------------------------------------------------------------------------
  Total
  investment in
  securities
  (1)(3)....... $1,337,702 $21,878   6.53 %  $1,560,087 $24,232   6.19 %  $1,404,002  $67,462   6.41 %  $1,625,152  $74,717   6.13 %
                --------------------------------------------------------------------------------------------------------------------
Federal funds
  sold and
  short term
  deposits......    27,100     386   5.65 %      31,861     444   5.53 %      37,921    1,505   5.31 %      51,050    2,154   5.62 %
                --------------------------------------------------------------------------------------------------------------------
  Total
    interest-
    earning
    assets......$3,810,092 $75,695   7.88 %  $3,577,986 $69,386   7.69 %  $3,791,433 $220,265   7.77 %  $3,590,908 $204,138   7.57 %
                --------------------------------------------------------------------------------------------------------------------

Cash and due
  from financial
  institutions..   194,905                      210,644                      203,957                       215,177
Bank premises
  and equipment,
  net...........   129,211                      112,351                      125,097                       105,397
Other real
  estate owned,
  net...........     4,069                        5,271                        4,160                         6,540
Other assets....    83,276                       88,645                       84,283                        89,636
Reserve for
  possible
  loan losses...   (43,807)                     (46,599)                     (42,091)                      (45,481)
                ----------                   ----------                   ----------                    ----------
  Total assets..$4,177,746                   $3,948,298                   $4,166,029                    $3,962,177
                ==========                   ==========                   ==========                    ==========

LIABILITIES
Savings
  deposits......  $479,652  $3,115   2.58 %    $487,586  $3,305   2.69 %    $485,780   $9,619   2.65 %    $499,250  $10,058   2.68 %
NOW and MMDA
  deposits......   795,708   5,194   2.59       725,470   4,164   2.28       787,349   14,709   2.50       739,353   12,443   2.24
Time deposits... 1,042,823  13,492   5.13     1,030,844  13,441   5.17     1,031,884   39,564   5.13     1,036,986   40,780   5.24
                --------------------------------------------------------------------------------------------------------------------
  Total
    interest-
    bearing
    deposits....$2,318,183 $21,801   3.73 %  $2,243,900 $20,910   3.70 %  $2,305,013  $63,892   3.71 %  $2,275,589  $63,281   3.70 %
                --------------------------------------------------------------------------------------------------------------------

Federal funds
  purchased and
  repurchase
  agreements....   417,086   5,315   5.06 %     351,713   4,315   4.87 %     432,224   16,223   5.02 %     333,365   12,226   4.89 %
                --------------------------------------------------------------------------------------------------------------------
  Total
    interest-
    bearing
    liabilities.$2,735,269 $27,116   3.93 %  $2,595,613 $25,225   3.86 %  $2,737,237  $80,115   3.91 %  $2,608,954  $75,507   3.86 %
                --------------------------------------------------------------------------------------------------------------------

Demand deposits,
  non-interest
  bearing.......   943,994                      892,250                      941,243                       901,198
Other
  liabilities...    35,066                       31,845                       33,468                        32,013
Shareholders'
  equity........   463,417                      428,590                      454,081                       420,012
                ----------                   ----------                   ----------                    ----------
  Total
    liabilities
    and
    shareholders'
    equity......$4,177,746                   $3,948,298                   $4,166,029                    $3,962,177
                ==========                   ==========                   ==========                    ==========

  Net interest
  income/margin
    (tax
    equivalent)
    (1).........           $48,579   5.06 %             $44,161   4.90 %             $140,150   4.94 %             $128,631   4.77 %
                           =======   ======             =======   ======             ========   ======             ========   ======

 (1) Tax equivalent amounts are calculated using a marginal federal income tax rate of 35%.
 (2) Average  balance  includes  nonaccruing  loans  of  $7,986  and  $9,978 for the third quarters  and  $8,957 and $10,872 for the year-to-date periods in 1997 and 1996, respectively.
 (3) Average balance excludes unrealized gain or loss on securities available for sale.

                              Page 18 of 22 Pages





TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions)

                                                                       1997                                 1996
                                                         ----------------------------      --------------------------------------
                                                           3rd        2nd         1st        4th        3rd        2nd        1st
                                                         ----------------------------      --------------------------------------
Loans accounted for on a nonaccrual basis...........      $7.0       $9.4        $9.9       $9.1       $9.7      $10.0      $12.7

Restructured loans..................................       2.2        2.8         2.4        2.4        2.4        2.2        1.7
                                                         ----------------------------      --------------------------------------
Total non-performing loans..........................      $9.2      $12.2       $12.3      $11.5      $12.1      $12.2      $14.4
                                                         ----------------------------      --------------------------------------

Other real estate owned, net........................       3.1        4.1         4.5        4.3        4.7        6.2        7.3

Other foreclosed assets.............................         -        0.1           -          -          -          -          -
                                                         ----------------------------      --------------------------------------
Total non-performing assets.........................     $12.3      $16.4       $16.8      $15.8      $16.8      $18.4      $21.7
                                                         ============================      ======================================

Net gain on sales of OREO...........................      $1.1       $0.2           -       $0.8       $0.5       $0.4       $0.2
                                                         ============================      ======================================

Reserve for possible loan losses as a percent of:
   Total non-accruing loans.........................       600%       454%        421%       469%       488%       443%       360%
   Total non-performing loans.......................       454%       350%        339%       369%       391%       363%       317%
   Total loans......................................      1.69%      1.78%       1.83%      1.85%      2.29%      2.27%      2.48%

Non-performing loans as a percent of
   total loans......................................      0.37%      0.51%       0.54%      0.50%      0.58%      0.62%      0.78%

Non-performing assets as a percent of
   total assets.....................................      0.29%      0.39%       0.40%      0.37%      0.41%      0.47%      0.54%







TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions)
                                                                       1997                                 1996
                                                         ----------------------------      --------------------------------------
                                                           3rd        2nd         1st        4th        3rd        2nd        1st
                                                         ----------------------------      --------------------------------------
    Reserve balance, beginning of quarter...........     $42.7      $41.8       $42.4      $47.1      $44.1      $45.6      $43.4
    Provision for possible loan losses:
        Expense of providing loss reserves..........         -          -         0.2        0.1        0.2        0.1        0.1
        Reduction of loss reserves..................      (3.0)         -           -       (4.9)         -          -          -
    Loans charged off...............................      (1.4)      (1.7)       (3.0)      (1.7)      (1.5)      (3.1)      (1.0)
    Recoveries......................................       3.8        2.6         2.2        1.8        4.3        1.5        3.1
                                                         ----------------------------      --------------------------------------
    Reserve balance, end of quarter.................     $42.1      $42.7       $41.8      $42.4      $47.1      $44.1      $45.6
                                                         ============================      ======================================


                              Page 19 of 22 Pages

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)(3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter (filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10- Q for the quarter ended March 31, 1993 (Commission file number 0-1026) and incorporated herein by reference)

         Exhibit 3.2 - Copy of Bylaws (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference herein)

         Exhibit  10.1  -  Stock  Option   Agreement   between  Whitney  Holding
         Corporation and William L. Marks (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama and John C. Hope, III (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.10a - Long-term incentive program (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.10b - Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.11 - Executive compensation plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference)

                               Page 20 of 22 Pages

         Exhibit 10.12 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.13 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.14 - Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.14a - Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.15 - Amended and restated Agreement and Plan of Merger between Whitney Holding Corporation and First Citizens Bancstock, Inc., dated December 15, 1995 (filed as Rider A to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.16 - Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.17 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
         Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.18 - Form of Amendment to the Executive agreements (filed as Exhibits 10.2 through 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0- 1026) and incorporated by reference)

         Exhibit 10.19 - Executive agreement between Whitney National Bank of Mississippi and Guy C. Billups, Jr. dated April 18, 1997 (filed as
         Exhibit 10.19 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank, Whitney Bank of Alabama, Whitney National Bank of Florida and Whitney National Bank of Mississippi. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         Exhibit 27 - Financial Data Schedule



                               Page 21 of 22 Pages

(b)      Reports on Form 8-K

         None


         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              WHITNEY HOLDING CORPORATION
                                                     (Registrant)




                                       By:/s/ Edward B. Grimball
                                          --------------------------------------
                                          Edward B. Grimball
                                          Executive Vice President and
                                          Chief Financial Officer




                                          November 12, 1997
                                          --------------------------------------
                                                          Date



                               Page 22 of 22 Pages