Form 10-K
period 1997-12-31
WHITNEY HOLDING CORP
filed 1998-03-27
CIK 106926

                                 March 26, 1998


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-K for the period ended December 31, 1997.

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

For the fiscal year ended December 31, 1997

                                  OR

[   ] Transition  report  pursuant  to  Section  13  or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from                      to
                               ---------------------  --------------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         State the  aggregate  market  value of the   voting   stock   held   by
nonaffiliates  of the Registrant as   of   February    26,   1998
                          Approximately $1,146,053,123*

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Common Stock, no par value, 20,831,513 shares outstanding as of February 26, 1998.

                       Documents Incorporated by Reference

         Definitive Proxy Statement dated March 18, 1998, Part III.

         An Exhibit Index appears on page 60.


* For the purposes of this computation, shares owned by directors and executive officers of the Registrant, even though all such persons may not be affiliates as defined in SEC Rule 405, have been excluded.

                                                                            Page
--------------------------------------------------------------------------------
PART I
         Item 1:  Business                                                     3
         Item 2:  Properties                                                   3
         Item 3:  Legal Proceedings                                            4
         Item 4:  Submission of Matters to a Vote of Security Holders          4
         Item 4a: Executive Officers of the Registrant                         4

--------------------------------------------------------------------------------
PART II
         Item 5:  Market for the Registrant's Common Stock and
                  Related Shareholder Matters                                  5
         Item 6:  Selected Financial Data                                      6
         Item 7:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7
         Item 8:  Financial Statements and Supplementary Data                 29
         Item 9:  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      59

--------------------------------------------------------------------------------
PART III
         Item 10: Directors and Executive Officers of the Registrant          59
         Item 11: Executive Compensation                                      59
         Item 12: Security Ownership of Certain Beneficial Owners
                  and Management                                              59
         Item 13: Certain Relationships and Related Transactions              59

--------------------------------------------------------------------------------
PART IV
         Item 14: Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                         60


--------------------------------------------------------------------------------
         Signatures                                                           62

                               Page 2 of 64 Pages

                                     PART I

Item 1:  BUSINESS

         Whitney Holding Corporation (the "Company") is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956. The Company began operations in 1962 as the parent of Whitney National Bank, which has been in continuous operation since 1883. Beginning in 1994 and continuing through 1997, the Company operated as a multi-bank holding company, having established in connection with business acquisitions the Whitney Bank of Alabama in 1995, the Whitney National Bank of Florida in 1996 and the Whitney National Bank of
Mississippi in 1997. In January 1998, the Company merged all of its banking operations into Whitney National Bank. Throughout this annual report, references to the "Bank" will cover all former subsidiary banks. During 1995, the Company established the Whitney Community Development Corporation ("WCDC"), which is authorized to make equity and debt investments in corporations or projects designed primarily to promote community welfare, including the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents, or promoting small businesses that service low-income areas.

         The Company, through its banking subsidiary, engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the delivery of corporate, pension and personal trust services, and certain limited investment services. The Bank renders these services throughout its market areas in south Louisiana, south Alabama, along the Mississippi Gulf Coast, in the Pensacola, Florida area, and through a foreign branch on Grand Cayman in the British West Indies.

         There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Bank. Within its market areas, the Bank competes directly with major banking institutions of comparable or larger size and resources as well as with various other smaller banking organizations and local and national "non-bank" competitors, including savings and loans, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage firms, and registered investment companies.

         In recent years there has been a significant consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. This consolidation has been driven more recently by general competitive pressures. All of the Bank's major direct banking competitors have been relatively active in expansion through acquisition. Since 1994 the Company has acquired seven separate banking operations involving approximately $975 million of assets and will complete two additional bank mergers in the second quarter of 1998 involving approximately $338 million of assets. The trend toward industry consolidation is expected to continue in the near term. At the end of 1997, the Company and the Bank employed a total of 1,958 employees.

         All material funds of the Company are invested in the Bank. The Bank has a large number of customer relationships which have been developed over a period of many years and is not dependent upon any single customer or upon a few customers. The loss of any single customer or a few customers would not have a material adverse effect on the Bank or the Company. The Bank has customers in a number of foreign countries, but the portion of revenue derived from these foreign customers is not a material portion of its overall revenues.

         The Company and the Bank and their related operations are subject to federal, state and local laws applicable to banks and bank holding companies and to the regulations of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency, and the Federal Deposit Insurance Corporation.


Item 2:  PROPERTIES

         The Company owns no real estate in its own name. The Company's and Whitney National Bank's executive offices are located in downtown New Orleans in the Bank's main office facilities, which it owns. A portion of these facilities, as well as portions of certain other facilities in Louisiana and Mississippi, are available for lease to third parties, although such leasing activity is not material to the Company's overall operations. The Bank owns approximately seventy percent of the total number of branch banking facilities currently in operation. The remaining branch facilities are subject to leases, each of which management considers

                               Page 3 of 64 Pages
to be reasonable and appropriate to its location. All facilities, whether owned or leased, are being maintained in a manner so as to ensure that they continue to be suitable for their intended banking operations.

         In 1998, the Company plans to open or begin construction on fourteen additional branch locations throughout the market areas of the Bank. Total capital expenditures for these new facilities are estimated at $25 million.

         The Bank holds a variety of property interests acquired through the years in settlement of loans. Reference is made to Note 8 to the financial statements included in Item 8 for further information regarding such property interests as of December 31, 1997.

Item 3:  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 4a: EXECUTIVE OFFICERS OF THE REGISTRANT

         William L. Marks, 54, Chairman of the Board and Chief Executive Officer of the Company and the Bank since February, 1990.

         R. King Milling, 57, Director since 1979, President of the Company and the Bank since December, 1984.

         G. Blair Ferguson, 54, Executive Vice President of the Company and the Bank since July, 1993. Former Executive Vice President and Regional Director of First City, Dallas, Texas.

         Edward B. Grimball, 53, Chief Financial Officer of the Company and the Bank since October, 1990.

         Kenneth A. Lawder, Jr., 57, Executive Vice President of the Company and the Bank since December, 1991.

         Joseph W. May, 52, Executive Vice President of the Company and the Bank since December, 1993. Former Executive Vice President and Chief Credit Policy Officer, Comerica, Inc., then a $27 billion bank holding company headquartered in Detroit, Michigan.

         John C. Hope, III, 49, Executive Vice President of the Company and the Bank since October, 1994 and the Bank since January 1998. Former Chairman and Chief Executive Officer of the Whitney Bank of Alabama. Former Executive Vice President and Manager, Southern Area of AmSouth Bank of Alabama.

         Robert C. Baird, Jr., 47, Executive Vice President of the Company and the Bank since July, 1995. Former Chairman of the Board, Chief Executive Officer and President of Union Bank and Trust, then a $500 million bank headquartered in Montgomery, Alabama.

         Rodney D. Chard, 55, Executive Vice President of the Company and the Bank since July 1996. Former Consultant, EDS Management Consulting Services in Toronto, Ontario, Canada. Former Independent Consultant, Chard Consulting Limited in Toronto, Ontario, Canada.



                               Page 4 of 64 Pages

                                     PART II

Item 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         a) The Company's stock price is reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system under the symbol WTNY. The following table shows the range of closing prices of the Company's stock for each calendar quarter of 1997 and 1996 as reported on the NASDAQ National Market System.

                                          1997                1996
                                    ----------------    ---------------
                  1st Quarter       34 3/4 - 40 1/4     29 3/4 - 31 3/4
                  2nd Quarter       35 1/4 - 43         29 3/4 - 31 3/4
                  3rd Quarter       40     - 47 1/4     29 1/2 - 32 3/4
                  4th Quarter       46 1/8 - 59 3/4     31 3/4 - 35 7/8

         b) The approximate number of shareholders of record of the Company, as of February 26, 1998, is as follows:

          Title of Class                              Shareholders of Record
    --------------------------                        ----------------------
    Common Stock, no par value                                5,698

         c) During 1997 and 1996, the Company declared dividends as follows:

                                           1997              1996
                                    -----------      ------------
                  1st Quarter       $      0.28      $       0.22
                  2nd Quarter              0.28              0.25
                  3rd Quarter              0.28              0.25
                  4th Quarter              0.28              0.25



                               Page 5 of 64 Pages

Item 6: SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,

                                                                     1997        1996        1995        1994        1993
                                                               -----------------------------------------------------------
BALANCE SHEET DATA                                                    (dollars in thousands, except per-share data)
AT YEAR-END:
     Total assets............................................  $4,312,987  $4,218,033  $3,920,216  $3,606,812  $3,684,753
     Total investment in securities..........................   1,268,288   1,474,198   1,631,738   1,792,878   1,904,843
     Total loans.............................................   2,647,578   2,277,584   1,835,439   1,405,900   1,285,186
     Total earning assets....................................   3,916,366   3,807,475   3,518,469   3,240,662   3,340,829
     Total deposits..........................................   3,510,723   3,262,286   3,253,022   3,035,444   3,128,074
     Total shareholders' equity..............................     478,728     440,536     409,135     358,336     312,549

AVERAGE BALANCE:
     Total assets............................................  $4,180,226  $3,993,855  $3,691,463  $3,657,259  $3,557,547
     Total investment in securities..........................   1,374,531   1,600,912   1,698,578   1,891,813   1,813,940
     Total loans.............................................   2,395,496   1,973,236   1,560,108   1,305,265   1,253,909
     Total earning assets....................................   3,806,450   3,625,756   3,338,755   3,305,898   3,212,117
     Total deposits..........................................   3,277,880   3,170,092   3,084,421   3,060,702   2,999,821
     Total shareholders' equity..............................     458,958     423,927     379,811     323,958     262,107

INCOME DATA
Interest income..............................................    $291,409    $270,620    $249,980    $224,414    $215,414
Interest expense.............................................    (106,947)   (102,052)    (87,797)    (69,160)    (65,839)
                                                               -----------------------------------------------------------
Net interest income..........................................     184,462     168,568     162,183     155,254     149,575
Reduction in reserve for possible loan losses................       2,812       4,435       8,960      25,793      58,847
Gains (Loss) on sale of securities...........................          10          19           6        (931)         58
Non-interest income..........................................      51,025      41,798      38,188      38,590      37,503
Non-interest expense.........................................    (159,630)   (149,187)   (137,005)   (130,105)   (124,544)
                                                               -----------------------------------------------------------
Income before income tax and effect of accounting changes....     $78,679     $65,633     $72,332     $88,601    $121,439
Income tax expense ..........................................      26,461      21,139      22,819      23,672      38,047
                                                               -----------------------------------------------------------
Income before effect of accounting changes...................     $52,218     $44,494     $49,513     $64,929     $83,392
Cumulative effect of accounting changes, net.................           -           -           -           -         685
                                                               -----------------------------------------------------------
Net income...................................................     $52,218     $44,494     $49,513     $64,929     $84,077
                                                               ===========================================================
Net income before tax-effected merger-related expenses.......     $54,618     $47,913           -           -           -
                                                               ===========================================================

COMMON STOCK DATA
Earnings per share(1)........................................       $2.52       $2.18       $2.46       $3.27       $4.27
Earnings per share, assuming dilution(1).....................       $2.50       $2.17       $2.44       $3.25       $4.27
Earnings per share before merger related expenses............       $2.64       $2.35           -           -           -
Dividends per share, historical Whitney Holding Corporation..       $1.12       $0.97       $0.82       $0.64       $0.43
Dividend payout ratio, including pooled entries..............          44%         41%         28%         17%          9%
Book value per share, end of period..........................      $23.01      $21.45      $20.21      $16.19      $15.77
Weighted average number of shares outstanding................  20,706,359  20,419,752  20,107,564  19,875,692  19,678,561

SELECTED RATIOS
Return on average assets ....................................        1.25%       1.11%       1.34%       1.78%       2.36%
Return on average shareholders' equity ......................       11.38%      10.50%      13.04%      20.04%      32.08%
Net interest margin, taxable-equivalent......................        4.97%       4.78%       4.98%       4.81%       4.76%
Tier 1 risk-based capital ratio..............................       14.84%      14.96%      17.25%      20.54%      18.84%
Total risk-based capital ratio...............................       16.10%      16.21%      18.51%      21.81%      20.12%
Tier 1 leverage capital ratio................................       10.72%      10.01%       9.87%       9.65%       8.08%
Average shareholders' equity to average assets...............       10.98%      10.61%      10.29%       8.86%       7.37%
Shareholders' equity to total assets, end of period..........       11.10%      10.44%      10.44%       9.93%       8.48%

(1) Earnings per share has been prepared in accordance with SFAS No. 128, and basic and diluted EPS have replaced primary and fully diluted EPS.

Note: All share and per-share figures give effect to the three-for-two stock splits effective
February 22, 1993 and November 29, 1993.

                               Page 6 of 64 Pages

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation earned $52.2 million in 1997, or $2.52 per share. These results include $3.3 million of merger-related expenses, which represent an after-tax reduction in earnings of $2.4 million or $0.12 per share. For 1996, the Company earned $44.5 million or $2.18 per share, including $4.2 million of merger-related expenses, which represent an after-tax reduction in earnings of $3.4 million or $0.17 per share.

         Taxable-equivalent net interest income increased $15.9 million or 9.2% between 1996 and 1997. Non-interest income increased $9.2 million or 22% from 1996 to 1997, with gains shown in most of the income categories. Non-interest expense was $11.4 million or 7.9% higher in 1997 compared to 1996, excluding merger-related expenses of $3.3 million in 1997 and $4.2 million in 1996.

         Average earning assets increased $181 million or 5.0% to $3.81 billion in 1997 compared with $3.63 billion in 1996. Average loans increased $422 million in 1997 or 21% to $2.40 billion from $1.97 billion in 1996. This loan growth is attributable to strengthened demand for both commercial and consumer credit in the Company's market areas and to more aggressive solicitation of the Bank's customers. The increase in loan activity was funded in part by maturing investment securities and other short term investments which together declined $242 million or 15% in 1997. At December 31, 1997, total loans outstanding were $2.65 billion, an increase of $370 million or 16% over the $2.28 billion total at the end of 1996.

         Average total deposits increased $108 million or 3.4% to $3.28 billion in 1997 from $3.17 billion in 1996 . This growth is attributable in part to the introduction of new products and services in the Company's market areas. As of December 31, 1997, total deposits were $3.51 billion compared to $3.26 billion at the end of 1996.

         Non-performing assets continued their steady decrease of recent years in 1997. At December 31, 1997, non-performing assets were $13.3 million, down $2.7 million or 17% from $16.0 million at December 31, 1996. The reserve for possible loan losses was $42.8 million on December 31, 1997, an amount which represented 475% of nonaccruing loans and 1.6% of total loans. At year end 1996, the reserve coverage was 467% of nonaccruing loans and 1.9% of total loans.

         Whitney Holding Corporation declared quarterly dividends in 1997 totalling $1.12 per share compared with $0.97 per share in 1996, an increase of $0.15 per share or 15%.

RECENT MERGER & ACQUISITION ACTIVITY

         Over the past three years, the Company has expanded strategically in the Gulf Coast region, acquiring banking operations in southeast Louisiana, Mississippi, Alabama and Florida. This section describes the results of this expansion activity. With the exception of the Alabama acquisition in 1995, all of the business combinations discussed below have been or will be accounted for using the pooling-of-interests method.

         The Company expects to complete two mergers in the second quarter of 1998, one with Meritrust Federal Savings Bank ("Meritrust") and one with Louisiana National Security Bank ("LNSB"). Meritrust, which is headquartered in Terrebonne Parish, operates eight banking offices in southeast Louisiana and has total assets of approximately $233 million. This transaction is priced at approximately $60.5 million. LNSB operates three banking offices in nearby Ascension Parish, Louisiana and has total assets of approximately $105 million. This transaction is priced at approximately $32 million. The Company had previously established a presence in Terrebonne Parish in February 1997, when it completed a merger with First National Bankshares, Inc., the parent of First National Bank of Houma ("FNBH"). FNBH operated five banking offices in Terrebonne Parish, Louisiana and had total assets of approximately $235 million. The price of this transaction was $41 million. Also strengthening the Company's market presence in southeast Louisiana was its merger, in March 1996, with First Citizens BancStock, Inc., the parent of The First National Bank in St. Mary Parish, which had ten banking locations and total assets of approximately $243 million at the closing. This transaction was valued at approximately $63 million.


                               Page 7 of 64 Pages

         The Company entered the Mississippi Gulf Coast market in April 1997 when it completed its merger with Merchants Bancshares, Inc., the parent of Merchants Bank and Trust Company. As a result of this acquisition, the Company operates twelve banking locations in this market area with total assets of approximately $208 million. This transaction was priced at approximately $52 million.

         The Company had entered the Alabama market in early 1995 when it purchased the Mobile area operations of The Peoples Bank, Elba, Alabama. This purchase and assumption transaction involved five banking locations and approximately $90 million of assets, including $47 million in loans, and $90 million of deposits. Since the purchase the Company has added five new service locations, including a branch office in Montgomery, and has several locations in various stages of planning or construction. The Alabama operations included approximately $290 million in loans at year end 1997.

         In late 1996, the Company established a market presence in the western Florida panhandle by merging with two banking operations in the Pensacola area, Liberty Holding Corporation, the parent of Liberty Bank, and American Bank & Trust. With these two mergers, the Company acquired five banking locations and approximately $105 million in assets. The combined value of these merger transactions was approximately $24 million.




                               Page 8 of 64 Pages




AVERAGE BALANCE SHEETS
---------------------------------------------------------------------------------------------------------
(in thousands)

AVERAGE ASSETS                                                   1997              1996              1995
                                                        -------------------------------------------------
Cash and due from financial institutions...............    $  202,418        $  210,660        $  212,505
U.S. Treasury and agency securities....................       932,737         1,178,772         1,354,857
Mortgage-backed securities.............................       296,606           277,678           186,306
State and municipal securities.........................       138,384           138,120           134,347
Federal Reserve stock and other corporate
  securities...........................................         6,804             6,342            23,068
Federal funds sold and short-term deposits.............        36,423            51,608            80,069
Loans, net of reserve for possible loan
 losses of $42,853 in 1997, $45,926 in
 1996 and $44,109 in 1995..............................     2,352,643         1,927,310         1,515,999
Bank premises and equipment, net.......................       127,743           108,272            86,812
All other assets.......................................        86,468            95,093            97,500
                                                        -------------------------------------------------
         Total assets..................................    $4,180,226        $3,993,855        $3,691,463
                                                        =================================================
AVERAGE LIABILITIES
Deposits:
   Non-interest-bearing demand deposits................    $  955,407        $  905,327        $  892,593
   Savings deposits, NOW account
      and money market account deposits................     1,283,747         1,235,571         1,270,759
   Time deposits.......................................     1,038,726         1,029,194           921,069
                                                        -------------------------------------------------
         Total deposits................................    $3,277,880        $3,170,092        $3,084,421
Federal funds purchased and securities sold
   under repurchase agreements.........................       408,757           367,528           196,122
Other liabilities......................................        34,631            32,308            31,109
                                                        -------------------------------------------------
         Total liabilities.............................    $3,721,268        $3,569,928        $3,311,652
AVERAGE SHAREHOLDERS' EQUITY
Total capital accounts.................................       458,958           423,927           379,811
                                                        -------------------------------------------------
         Total liabilities and shareholders'
          equity.......................................    $4,180,226        $3,993,855        $3,691,463
                                                        =================================================


FINANCIAL CONDITION

Loans

         In 1997 the Company's average loans outstanding increased $422 million or 21% as compared to 1996. Since 1995, the Company achieved growth in average loans outstanding of $835 million or 54%, from $1.56 billion in 1995 to $2.40 billion in 1997. The loan growth over this period reflects both the Company's expansion into Gulf Coast markets and the continued favorable economic conditions in the Company's overall market area, which includes the southern portions of Louisiana, Mississippi and Alabama, and the western Florida panhandle, as well as the impact of a focused effort to market the Company's retail and commercial loan products.

         All categories of loans experienced growth from year end 1996 to year end 1997. Commercial loans other than those secured by real estate increased $165 million or 16% in 1997. This increase was well distributed among entities involved in manufacturing, wholesaling, retailing and natural resource exploration and development. Loans secured by commercial and other non-retail residential mortgage loans increased $117 million or 18%. This growth came both from loans on income producing properties as well as from loans secured by other real estate used in commercial operations. In 1997, retail mortgage loans increased $84 million or 24%, largely as a result of the continued successful marketing of retail loan products that have been introduced in recent years as an alternative to the conventional mortgage loan products that the Company originates for sale in the secondary market. Emphasis on the promotion of these mortgage products is a result of the Company's interest in developing long

                               Page 9 of 64 Pages
term customer relationships. Loans to individuals, which include various consumer installment and credit line loan products, increased $10 million or 4.8% in 1997.

LOAN PORTFOLIO BALANCES AT DECEMBER 31
----------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                 1997              1996              1995             1994              1993
                                    ----------------------------------------------------------------------------------------
Commercial, financial,
 and agricultural loans.............      $ 1,191,649       $ 1,026,862       $   865,944     $    692,653      $    689,634
Real estate loans -
 commercial and other...............          786,975           669,683           509,824          379,834           328,210
Real estate loans - retail
 mortgage...........................          435,628           351,868           256,007          160,127           126,607
Loans to individuals................          227,360           216,893           190,058          163,557           132,439
Lease financing receivables.........            5,966            12,278            13,606            9,729             8,296
                                     ---------------------------------------------------------------------------------------
         Total loans................      $ 2,647,578       $ 2,277,584       $ 1,835,439      $ 1,405,900       $ 1,285,186
                                     =======================================================================================


         The accompanying table of loan maturities reflects contractual maturities, unadjusted for scheduled principal reductions or prepayments. Approximately 85% of the loans with maturities greater than one year bear fixed rates of interest.

LOAN MATURITIES AT DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                  ONE
                                                ONE YEAR         THROUGH         MORE THAN
                                                 OR LESS       FIVE  YEARS      FIVE  YEARS          TOTAL
                                             ----------------------------------------------------------------
Commercial, financial,
 and agricultural loans.............         $    729,280      $  349,610        $  112,759       $ 1,191,649
Real estate loans -
 commercial and other...............              197,773         385,683           203,519           786,975
Real estate loans - retail
 mortgage...........................               63,479         136,439           235,710           435,628
Loans to individuals................               84,368          86,766            56,226           227,360
Lease financing receivables.........                4,074           1,476               416             5,966
                                             ----------------------------------------------------------------
         Total loans................         $  1,078,974     $   959,974        $  608,630       $ 2,647,578
                                             ================================================================


Deposits and Short-Term Borrowings

         The Company's average deposits increased $108 million or 3.4% to $3.28 billion in 1997 from $3.17 billion in 1996.

         As shown in the table of average balance sheets, non-interest-bearing demand deposits increased $50.0 million or 5.5% between 1996 and 1997. Factors that contributed to this increase include the design and promotion of new small business and personal checking account products and the new branch openings during 1996 and 1997.

         The table of average balance sheets also shows that average interest-bearing deposits have increased $58 million or 2.5% between 1996 and 1997. Average savings, NOW and money market account deposits increased a net $48 million or 3.9% between 1996 and 1997. The success of recent campaigns to promote a premium money market product first introduced in 1996 was primarily responsible for this deposit growth. Total average money market account deposits grew $75 million or 26% in 1997 as compared to 1996. Between 1996 and 1997, average regular savings deposits decreased $14 million or 2.8%. Average NOW account deposits were also lower in 1997 as compared to 1996, decreasing approximately $12 million or 2.6%. A portion of the decreases in regular savings and NOW account deposits is attributable to funds moving to the premium money market product.

         The time deposit category, which includes both core deposits and certificates of deposit and other time deposits of $100,000 and over, has remained relatively stable between 1996 and 1997, increasing $9.5 million or 0.9%. Within this category,

                               Page 10 of 64 Pages
core deposits decreased $41 million or 6.9% in 1997 when compared to 1996 while non-core deposits increased $51 million or 11.6%.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending activity as well as a part of the Company's services to correspondent banks and other customers. The Company's average short-term borrowings increased $41 million or 11% between 1996 and 1997. The Company has used short-term borrowings, particularly repurchase agreements, to provide funds to support the growth in the loan portfolio. The rise in short-term borrowings is also partly attributable to the use of repurchase agreements in connection with an expansion of the Company's cash management services. The Company's average short-term borrowing position, net of short-term funds sold, was approximately $372 million in 1997 and $316 million in 1996, an increase of $56 million or 18%.

Investment in Securities

         At December 31, 1997, the Company's total investment in securities was $1.27 billion, a decrease of $206 million or 14% from the December 31, 1996 total of $1.47 billion.

         The average  total  investment  portfolio  outstanding  decreased  $226 million or 14% between 1996 and 1997. Funds from investment maturities, in particular U.S. Treasury securities, have been used to partially satisfy increased loan demand in recent years. In both 1997 and 1996, maturities of U.S. Treasury securities have also been reinvested in higher-yielding U.S. government agency securities and mortgage-backed issues.

         The weighted average maturity of the overall portfolio of securities was 62 months at year end 1997 as compared to 42 months at year end 1996. The weighted average taxable-equivalent portfolio yield was 6.68% at December 31, 1997, an increase of 36 basis points from 6.32% at December 31, 1996.

         Securities classified as available for sale constituted approximately 8.1% of the total investment portfolio at year end 1997 and 14% as of year end 1996. These securities are reported at their estimated fair values in the consolidated statements of condition. The net unrealized gain on available for sale securities was $0.3 million at year end 1997 compared to an unrealized loss of $0.2 million at 1996's year end. These gains and losses are reported, net of tax, as a separate component of shareholders' equity for each period. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. The Company maintains no securities trading portfolio.

         At December 31, 1997, the Company held no investment in securities of a single issuer, other than U.S. Treasury and U. S. government agency securities and mortgage-backed securities issued or guaranteed by U. S. government agencies, that exceeded 10% of its shareholders' equity. The Company maintains no material investment or participation in financial instruments or agreements whose value is linked to or derived from changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements, and other financial arrangements with similar characteristics, and are commonly referred to as derivatives.



                               Page 11 of 64 Pages



INVESTMENT IN SECURITIES
(dollars in thousands)

Book Value at December 31                         1997                 1996               1995
                                             -------------------------------------------------
U S. Treasury securities:
 Held to maturity...........................$  300,260           $  565,584         $  815,588
 Available for sale.........................     3,992                9,519             19,828
Securities of U.S. government agencies:
 Held to maturity...........................   427,390              401,023            323,513
 Available for sale.........................    18,028               55,005             89,513
Mortgage-backed securities:
 Held to maturity...........................   299,612              146,295             58,321
 Available for sale.........................    81,233              143,405            177,403
State and municipal securities:
 Held to maturity...........................   131,818              146,237            138,765
 Available for sale.........................         -                1,072              1,074
Federal Reserve stock and other
  corporate securities......................     5,955                6,058              7,733
                                            --------------------------------------------------
         Total..............................$1,268,288           $1,474,198         $1,631,738
                                            ==================================================



DISTRIBUTION OF INVESTMENT MATURITIES AT DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

                                                          Over One         Over Five
                                        One Year          Through           Through               Over
                                        and Less         Five Years        Ten Years            Ten Years              Total
------------------------------------------------------------------------------------------------------------------------------------
                                     Amount   Yield    Amount   Yield    Amount   Yield    Amount     Yield        Amount     Yield
------------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
U.S. Treasury securities............$180,232  6.21 %  $120,028  6.82 %  $      -     - %  $      -       - %      $300,260    6.45 %
U.S. government agency
 securities.........................  34,386  5.88     302,230  6.46      87,751  6.75       3,023    4.52         427,390    6.46
Mortgage-backed securities(2).......   2,109  6.91      58,899  6.42     133,885  6.64     104,719    6.70         299,612    6.62
State and municipal
  securities(1).....................  13,946  7.77      58,275  7.97      45,672  8.23      13,925    8.06         131,818    8.05
Equity securities(3)................       -     -           -     -           -     -       5,955       -           5,955       -

Securities available for sale:(4)
U.S. Treasury securities............   3,000  5.43         992  5.82           -     -           -       -           3,992    5.53
U.S. government agency
 securities.........................   3,494  4.69       1,657  6.99       2,803  7.98      10,074    7.28          18,028    6.86
Mortgage-backed securities(2).......  11,919  5.24      48,821  6.61       1,043  6.09      19,450    6.59          81,233    6.40

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


                               Page 12 of 64 Pages

Asset Quality

         Overall asset quality has shown significant improvement over the past five years. Non-performing assets totalled $13.3 million at December 31, 1997, a decrease of $2.7 million or 17% from $16.0 million at year end 1996. In the five years since 1992 non-performing assets have fallen a total of approximately $161 million or 88%. Over this same period, loans internally classified as having above-normal credit risk decreased approximately $161 million or 66% to $81 million or 3.1% of total loans at year end 1997. At December 31, 1997, the classification totals were as follows: loans as to which there are serious doubts as to full repayment, $6.4 million; substandard loans with well-defined weaknesses that, if not corrected, would likely result in some loss, $44.4 million; and loans with risk characteristics that indicate a potential weakness and that warrant special attention, $30.2 million.

         The Company recovered $11.4 million of previously charged-off loans in 1997 and $10.8 million in 1996. In 1997, the Company identified $8.2 million of loans to be charged off as uncollectible against the reserve for possible loan losses as compared to $7.3 million of charge-offs in 1996. In each period the Company was in a net recovery position in excess of $3 million. The increase in charge-offs in each of these periods as compared with the two previous years can be attributed mainly to certain credit quality issues that developed with respect to a segment of the portfolio acquired in the merger with one of the pooled institutions as well as to the downgrade in the credit rating of a few isolated commercial customers. Management has addressed the issues identified in the acquired portfolio and has assessed the potential for additional losses in this portfolio and with the troubled commercial customers in evaluating the adequacy of the reserve for possible loan losses.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. In the early 1990s, the economic conditions in the Company's primary market areas stabilized and began to improve after a period of severe decline, and management began implementing a program to strengthen its policies and procedures related to the measurement and control of credit risk in its loan portfolio. In 1993, the improvement in the economy and the success of management's program led to a dramatic reduction in the Company's measures of overall loan credit risk and allowed management to authorize a $59 million reduction in the reserve for possible loan losses. With continued economic strength, continued improvements in overall measures of asset quality, and significant net recoveries in the following years, the Company was able to return $26 million of the reserve to income in 1994, $9.0 million in 1995 and $4.4 million in 1996.

         A portion of the $2.8 million net reserve reduction in 1997 reflected the reversal of excess reserves that had previously been established to cover a potential settlement of claims by the U. S. Department of Education ("DOE") stemming from the Company's participation in guaranteed student loan programs. As discussed below, a tentative settlement with the DOE has been reached. An increase in non-interest expense related to this settlement substantially offset the earnings impact of the reserve reduction.

         The reserve for possible loan losses represented 475% of nonaccrual loans at December 31, 1997 and 1.6% of total loans on that date. At year end 1996 this reserve coverage was 467% of nonaccrual loans and 1.9% of total loans.

         During 1997, the Company disposed of OREO properties with a carrying value at the time of sale totalling approximately $2.3 million. The value of properties acquired in settlement of loan claims during the year was $0.8 million.


                               Page 13 of 64 Pages


NON-PERFORMING ASSETS AT DECEMBER 31
----------------------------------------------------------------------------------------------------------------
(in thousands)
                                            1997          1996           1995             1994              1993
                                    ----------------------------------------------------------------------------
Loans accounted for on
 a nonaccrual basis.................$      9,005     $   9,079      $  11,495        $  18,544        $   36,953
Restructured loans..................       1,560         2,375          2,101            2,444               877
                                    ----------------------------------------------------------------------------
    Total non-performing loans......      10,565        11,454         13,596           20,988            37,830
Other real estate owned.............       2,661         4,584          7,829            7,746            19,005
Other foreclosed assets.............          49             -              -                6               174
                                    ----------------------------------------------------------------------------
     Total non-performing assets....$     13,275     $  16,038      $  21,425        $  28,740        $   57,009
                                    ============================================================================
Loans 90 days past due still
 accruing...........................$      1,394     $   2,464      $   1,077        $   1,015        $    2,268
                                    ============================================================================
Non-performing assets as a
 percentage of:
     Total assets..................         0.3%          0.4%           0.5%             0.8%              1.5%
     Total loans and
        foreclosed assets..........         0.5%          0.7%           1.2%             2.0%              4.4%


         Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are recorded in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. Operating income from these property interests, primarily from oil and gas royalties and real estate operations, was $3.0 million in 1997, including approximately $2.6 million from sales of land near Berwick, Louisiana and in Livingston Parish, Louisiana. This compares with $0.9 million of operating income in 1996 and $0.1 million in 1995. Future dispositions may result in the recognition of substantial gains.

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



                                                Page 14 of 64 Pages



SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                      1997             1996              1995             1994              1993
                                --------------------------------------------------------------------------------
Reserve for possible loan
   losses at beginning of
         period                    $42,411          $43,341           $41,024          $50,965          $104,745

Reserves provided through
   acquisitions                          -                -             1,772                -                 -

Loans charged off during period:
   Commercial, financial, and
    agricultural loans              $4,687           $3,931            $3,324           $2,426            $5,768
   Real estate loans                   408               73               151              639               934
   Loans to individuals              2,022            1,417             1,440            1,777             1,731
   Lease financing receivables       1,085            1,849               200              132               301
                                --------------------------------------------------------------------------------
      Total                         $8,202           $7,270            $5,115           $4,974            $8,734
                                --------------------------------------------------------------------------------

Recoveries of loans previously
   charged off:
   Commercial, financial, and
    agricultural loans             $6,005            $3,771            $5,064           $5,317            $8,120
   Real estate loans                3,409             5,423             6,937           12,245             3,958
   Loans to individuals             1,994             1,558             2,561            3,194             1,579
   Lease financing receivables          -                23                58               70               144
                                --------------------------------------------------------------------------------
      Total                       $11,408           $10,775           $14,620          $20,826           $13,801
                                --------------------------------------------------------------------------------

Net loans recovered (charged off)
 during period                     $3,206            $3,505            $9,505          $15,852            $5,067

Additions to (reduction in)
 reserve for possible loan
 losses charged (credited)
 to operations                     (2,812)           (4,435)           (8,960)         (25,793)          (58,847)
                                --------------------------------------------------------------------------------

Reserve for possible loan
 losses at end of period          $42,805           $42,411           $43,341          $41,024           $50,965
                                ================================================================================

Reserve as a percentage of:
  Nonaccrual loans                    475%              467%              377%             221%              138%
  Total non-performing loans          405%              370%              319%             195%              135%
  Total loans                         1.6%              1.9%              2.4%             2.9%              4.0%

Ratio of net  recoveries
   to average loans outstanding       0.1%              0.2%              0.6%             1.2%              0.4%


                               Page 15 of 64 Pages




ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES
----------------------------------------------------------------------------------------------------------------

                              1997             1996             1995             1994                 1993
                        ----------------------------------------------------------------------------------------
                                  % of             % of              % of              % of                % of
                         % of     Total    % of    Total    % of     Total    % of     Total      % of     Total
                       Allowance  Loans Allowance  Loans  Allowance  Loans  Allowance  Loans    Allowance  Loans
                       -----------------------------------------------------------------------------------------
Commercial,
    financial and
    agricultural
    loans                42.7%    45.0%   43.2%    45.1%    42.1%    47.2%    45.5%    49.3%      45.2%    53.7%
 Real estate
    loans -
    commercial
    and other            28.5%    29.7%   27.0%    29.4%    23.5%    27.8%    27.7%    27.0%      22.5%    25.5%
 Real estate
    loans - retail
     mortgage            15.2%    16.5%   13.5%    15.5%    10.9%    13.9%     9.7%    11.4%       6.0%     9.9%
 Loans to
     individuals          8.5%     8.6%    6.3%     9.5%     7.5%    10.4%     9.1%    11.6%       5.9%    10.3%
 Lease financing
    receivables           0.7%     0.2%    2.5%     0.5%     2.0%     0.7%     0.5%     0.7%       0.4%     0.6%
 Unallocated              4.4%       -     7.5%       -     14.0%       -      7.5%       -       20.0%       -
                       -----------------------------------------------------------------------------------------
 Total                  100.0%   100.0%  100.0%   100.0%   100.0%   100.0%   100.0%   100.0%     100.0%   100.0%
                       =========================================================================================


Bank Premises and Equipment

         The net investment in bank premises and equipment at December 31, 1997 of $138 million represents a $19 million or 16% increase from the level at year end 1996. This follows a $24 million or 25% increase between year end 1995 and 1996. Beginning in 1995 and continuing in 1996 and 1997, the Company accelerated the expansion of its branch and automated teller machine networks, the renovation or replacement of existing branch facilities, and the enhancement of its facilities for its support operations. Over the last two years, the Company has completed or begun construction on thirteen new branch locations throughout its market area, including a new administrative headquarters for the Alabama region, and opened a new operations center. During 1997 the Company also substantially completed the upgrade of its branch delivery system and its office automation systems.

 Capital Adequacy

         The Company's risk-based regulatory capital ratios decreased between December 31, 1996 and December 31, 1997, although all ratios remained well in excess of the minimum requirements. The decreases are consistent with the growth between these periods in total risk-weighted assets. Loan growth that was partly funded by maturities of generally lower risk-weighted investment securities was the main factor contributing to the rise in total risk-weighted assets.

         The regulatory capital ratios for the Company and Whitney National Bank, its only significant banking subsidiary, are shown as follows compared to the minimums that are currently required under capital adequacy standards imposed by their regulators and those that the Bank must maintain to be eligible for a "well capitalized" classification under the prompt corrective action framework. Whitney National Bank has been classified as "well capitalized" in the most recent classification notice received from its regulatory agency. The merger of the Company's multi-state banking subsidiaries into Whitney National Bank in January 1998 should not cause a change in this classification.

         Regulatory banking agencies assess an institution's exposure to interest rate risk as part of the overall procedures performed to evaluate an institution's capital adequacy, but these agencies have not yet incorporated a specific measure of interest rate risk into an institution's required level of regulatory capital. Management believes that implementation of a specific capital charge for interest rate risk will not have a significant impact on the Company's or the Bank's regulatory capital requirements.

                               Page 16 of 64 Pages




REGULATORY CAPITAL RATIOS AND RISK-WEIGHTED ASSETS
------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                            December 31,            Minimum            Minimum For
                                                                 Capital Adequacy   "Well-Capitalized"
                                             1997        1996       Standard          Classification
------------------------------------------------------------------------------------------------------

Tier 1 risk-based capital:
 Company...............................    14.84%      14.96%         4.00%                n/a
 Whitney National Bank.................    14.07%      14.39%         4.00%              6.00%
Total risk-based capital:
 Company...............................    16.10%      16.21%         8.00%                n/a
 Whitney National Bank.................    15.32%      15.64%         8.00%             10.00%
Tier 1 leverage capital:
 Company...............................    10.72%      10.01%         4.00%                n/a
 Whitney National Bank.................     9.76%       9.31%         4.00%              5.00%

Total risk-weighted assets:
 Company...............................$3,099,425  $2,808,272
 Whitney National Bank.................$2,645,708  $2,404,424

RESULTS OF OPERATIONS

Net Interest Income

         Taxable-equivalent net interest income increased $15.9 million or 9.2% in 1997 as compared to 1996, and the net interest margin increased to 4.97% from 4.78%. In 1996 net interest income increased $6.9 million or 4.1% over 1995 as the net interest margin decreased to 4.78% from 4.98%. The factors which contributed to these changes are detailed in the following tables analyzing changes in interest income and expense.

         Taxable-equivalent loan interest income increased $31.8 million or 18% in 1997 as compared to 1996. This increase was driven by the $422 million growth in average loans outstanding between 1996 and 1997. The increase in interest income from loan growth was partially offset by the impact of a 23 basis point decrease in effective loan yields between these periods, from 8.80% in 1996 to 8.57% in 1997. The decrease in the effective loan yield reflects in part a lower level of recoveries of prior-period interest recognized as income in 1997 compared to 1996. Market interest rates were relatively stable during 1996 and into 1997, moderating somewhat toward the end of 1997. This rate environment, coupled with a decline in the market rates for credit extensions to high-quality corporate borrowers during the past year, also contributed to the decrease in effective loan yields.

         Comparing 1996 and 1995, taxable-equivalent loan interest income increased $25.6 million or 17%, an increase that was also the result of loan growth which on average totalled $413 million between these periods. This growth-driven increase in income was again partly offset by the impact of a decline in effective loan yields which decreased 69 basis points between these periods, from 9.49% to 8.80%. Much of this decrease resulted from the repricing of variable and short-term fixed rate loans and the addition of new credits as well as the expansion of existing lending facilities in a moderating interest rate environment that prevailed throughout 1995 and early 1996. Cash basis and cost-recovery interest income recognized in 1996 from nonaccrual loans and loans previously in workout status was also lower than that recognized in 1995. The competitive market also placed some pressure on the pricing of loans to new and existing customers.

         In 1997 taxable-equivalent interest income on investment securities decreased $10.2 million or 10.3% when compared with 1996. This follows a decrease in investment income of $2.5 million or 2.5% in 1996 compared with 1995. These decreases are consistent with reductions in the average investment in securities over this period, which totalled $226 million or 14.1% between 1996 and 1997 and $98 million or 5.7% between 1995 and 1996. The effective yield on the investment portfolio increased 27 basis points in 1997 to 6.44% from 6.17% in 1996. The 1996 effective yield was 21 basis points above the 1995 yield of 5.96%. These increases are primarily the result of higher yields

                               Page 17 of 64 Pages
obtained on reinvestment and a shift in the portfolio mix toward mortgage-backed issues, U. S. government agency securities and state and municipal obligations and away from U. S. Treasury securities. After moderating in 1995 and into 1996, market interest rates have been relatively stable. The Company, however, has structured the maturities of its investment portfolio in a way that reduces the immediate sensitivity of its effective yield to changing market interest rates.

         The net increase in total taxable-equivalent interest income between 1997 and 1996 was $20.8 million or 7.6% on growth in total earning assets of $181 million or 5.0%. The overall effective earning-asset yield in 1997 increased 19 basis points to 7.78% from 7.59% in 1996. Total taxable-equivalent interest income in 1996 was $21.1 million or 8.3% higher than in 1995, as total earning assets grew $287 million or 8.6%. The overall effective earning-asset yield in 1996 was 7.59%, almost unchanged from 7.61% in 1995.

         Interest expense increased $4.9 million or 4.8% in 1997 as compared to 1996. This increase reflects mainly the impact of the growth in average total interest-bearing liabilities, including both deposits and short-term borrowings, between these periods. Average short-term borrowings increased $41 million or 11% in 1997 as compared to 1996. The cost of these borrowed funds was 4.99% in 1997, an increase of 7 basis points over 1996. The higher cost of these funds in 1997 reflects in part the 25 basis point increase in the federal funds rate at the end of 1997's first quarter.

         Growth in average interest-bearing deposits of $58 million or 2.5% also contributed to the overall increase in interest expense in 1997. As discussed earlier, this growth was primarily a function of the success of a premium money market account product. Despite this growth, the overall cost of funds rate for interest-bearing deposits of 3.73% in 1997 was little changed from the 3.71% rate in 1996.

          Interest expense increased approximately $14.3 million or 16% in 1996 as compared to 1995. Approximately $13 million of this increase can be attributed to the $244 million increase in average interest-bearing liabilities, in particular short-term borrowings, between these periods. The remaining increase reflects mainly the impact of the greater emphasis on short-term borrowings as a funding source in 1996 and a moderate shift in the deposit mix toward time deposits. The overall cost of funds rate on interest-bearing liabilities was 3.88% in 1996 and 3.68% in 1995, an increase of 20 basis points.

                               Page 18 of 64 Pages

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARINGS LIABILITIES
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                   1997                              1996                             1995
                               ---------------------------------------------------------------------------------------------------
                                 Average      Income/   Yield/     Average     Income/   Yield/     Average     Income/   Yield/
                                 Balance      Expense    Rate      Balance     Expense    Rate      Balance     Expense    Rate
                               ---------------------------------------------------------------------------------------------------
ASSETS
Loans
  (tax equivalent) (1),(2)....  $2,395,496    $205,412    8.57 %  $1,973,236   $173,636    8.80 %  $1,560,108   $148,027    9.49 %
                               ---------------------------------------------------------------------------------------------------
U. S. Treasury securities.....    $472,566     $28,347    6.00 %    $719,068    $40,752    5.67 %    $952,606    $52,681    5.53 %
U.S. government agency
  securities..................     460,171      29,346    6.38 %     459,704     28,346    6.17 %     402,251     23,859    5.93 %
Mortgage-backed securities ...     296,606      19,079    6.43 %     277,678     17,864    6.43 %     186,306     12,346    6.63 %
State and municipal securities
  (tax equivalent)  (1).......     138,384      11,413    8.25 %     138,120     11,375    8.24 %     134,347     11,048    8.22 %
Federal reserve stock and
  other corporate securities..       6,804         391    5.75 %       6,342        389    6.13 %      23,068      1,296    5.62 %
                               ---------------------------------------------------------------------------------------------------
  Total investment in
    securities (1),(3)........  $1,374,531     $88,576    6.44 %  $1,600,912    $98,726    6.17 %  $1,698,578   $101,230    5.96 %
                               ---------------------------------------------------------------------------------------------------

Federal funds sold and
  short-term deposits.........      36,423       2,040    5.60 %      51,608      2,869    5.56 %      80,069      4,834    6.04 %
                               ---------------------------------------------------------------------------------------------------
  Total interest-earning
    assets....................  $3,806,450    $296,028    7.78 %  $3,625,756   $275,231    7.59 %  $3,338,755   $254,091    7.61 %
                               ---------------------------------------------------------------------------------------------------

Cash and due from financial
  institutions................     202,418                           210,660                          212,505
Bank premises and
  equipment, net..............     127,743                           108,272                           86,812
Other real estate owned, net..       3,863                             6,076                            7,859
Other assets..................      82,605                            89,017                           89,641
Reserve for possible
  loan losses.................     (42,853)                          (45,926)                         (44,109)
                               ------------                      ------------                     ------------
  Total assets................  $4,180,226                        $3,993,855                       $3,691,463
                               ============                      ============                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Savings deposits..............    $480,625     $12,628    2.63 %    $494,590    $13,311    2.69 %    $534,352    $14,530    2.72 %
NOW account and MMDA deposits.     803,122      20,721    2.58 %     740,981     16,849    2.27 %     736,407     17,111    2.32 %
Time deposits.................   1,038,726      53,214    5.12 %   1,029,194     53,802    5.23 %     921,069     46,055    5.00 %
                               ---------------------------------------------------------------------------------------------------
  Total interest-bearing
    deposits..................  $2,322,473     $86,563    3.73 %  $2,264,765    $83,962    3.71 %  $2,191,828    $77,696    3.54 %
                               ---------------------------------------------------------------------------------------------------

Federal funds purchased and
  securities sold under
  repurchase agreements.......     408,757      20,384    4.99 %     367,528     18,090    4.92 %     196,122     10,101    5.15 %
                               ---------------------------------------------------------------------------------------------------
  Total interest-bearing
  liabilities.................  $2,731,230    $106,947    3.92 %  $2,632,293   $102,052    3.88 %  $2,387,950    $87,797    3.68 %
                               ---------------------------------------------------------------------------------------------------

Demand deposits,
  non-interest-bearing........     955,407                           905,327                         $892,593
Other liabilities.............      34,631                            32,308                           31,109
Shareholders' equity..........     458,958                           423,927                          379,811
                               -----------                       -----------                      -----------
  Total liabilities and
  shareholders' equity........  $4,180,226                        $3,993,855                       $3,691,463
                               ===========                       ===========                      ===========

  Net interest income/margin
    (tax equivalent)  (1).....                $189,081    4.97 %               $173,179    4.78 %               $166,294    4.98 %
                                             =========    ======              =========    ======              =========    ======

 (1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for all years.
 (2)  Average balance includes nonaccruing loans $8,858 ,$10,548 and $15,614, respectively, in 1997, 1996 and 1995.
 (3)  Average balance excludes unrealized gain or loss on securities available for sale.

                               Page 19 of 64 Pages

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
VOLUME AND YIELD/RATE VARIANCE
------------------------------------------------------------------------------------------------------------------------
(in thousands)

                                                     1997 COMPARED TO 1996                 1996 COMPARED TO 1995
                                               -------------------------------------------------------------------------
                                                         CHANGE  DUE TO                        CHANGE DUE TO

                                                              YIELD/                                YIELD/
                                                  VOLUME       RATE        NET          VOLUME       RATE        NET
                                               -------------------------------------------------------------------------
INTEREST EARNED ON
Loans (tax equivalent) (1)(2)................  $   36,080  $   (4,304) $   31,776    $   35,286  $   (9,677) $   25,609

U.S. Treasury securities.....................  $  (14,954) $    2,549  $  (12,405)   $  (13,271) $    1,342  $  (11,929)
U.S. government agency securities............          29         971       1,000         3,513         974       4,487
Mortgage-backed securities ..................       1,218          (3)      1,215         5,867        (349)      5,518
State and municipal
      securities (tax equivalent) (1)........          22          16          38           311          16         327
Federal Reserve stock and
     other corporate securities..............          15         (13)          2        (1,038)        131        (907)
                                               -------------------------------------------------------------------------
  Total investment in securities.............  $  (13,670) $    3,520  $  (10,150)   $   (4,618) $    2,114  $   (2,504)
                                               -------------------------------------------------------------------------

Federal funds sold and short-term deposits...        (851)         22        (829)       (1,607)       (358)     (1,965)
                                               -------------------------------------------------------------------------
  Total interest-earning assets..............  $   21,559  $     (762) $   20,797    $   29,061  $   (7,921) $   21,140
                                               -------------------------------------------------------------------------


INTEREST ACCRUED ON
Savings account deposits.....................  $     (371)       (312) $     (683)   $   (1,071) $     (148) $   (1,219)
NOW account and MMDA deposits................       1,486       2,386       3,872           107        (369)       (262)
Time deposits................................         507      (1,095)       (588)        5,584       2,163       7,747
                                               -------------------------------------------------------------------------
  Total interest-bearing deposits............  $    1,622  $      979  $    2,601    $    4,620  $    1,646  $    6,266
                                               -------------------------------------------------------------------------

Federal funds purchased and securities sold
    repurchase agreements....................       2,053         241       2,294         8,416        (427)      7,989
                                               -------------------------------------------------------------------------
  Total interest-bearing liabilities.........  $    3,675  $    1,220  $    4,895    $   13,036  $    1,219  $   14,255
                                               -------------------------------------------------------------------------


  Net interest income (tax equivalent) (1)...  $   17,884  $   (1,982) $   15,902    $   16,025  $   (9,140) $    6,885
                                               =========================================================================

(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35% for all years.
(2) Interest recognized  on a cash basis on nonaccruing loans and prior cost recovery interest currently recognized on nonaccruing and certain accruing  loans was $1,645, $3,729, and $6,505 in 1997,
1996 and 1995 respectively.

                               Page 20 of 64 Pages

Other Income and Expense

         Non-interest income increased $9.2 million or 22.0% in 1997 when compared to 1996. Net gains on sales or other dispositions of foreclosed assets totalled $6.2 million in 1997 and $2.8 million in 1996. Excluding this income, non-interest income was $44.8 million in 1997 and $39.0 million in 1996, an increase of $5.8 million or 14.8%. Between 1995 and 1996, non-interest income, again adjusted to exclude net gains from foreclosed assets, increased $2.1 million or 5.73% from $36.9 million in 1995.

         Income from service charges on deposits accounts, which accounted for approximately half of recurring non-interest income in 1997, 1996 and 1995, increased 8.1% in 1997 compared to 1996. This increase can be attributed mainly to changes in the rate schedule for certain deposit services. Deposit growth from the introduction of new products also contributed to the increase in deposit service charge income in 1997. Between 1995 and 1996 there was little change in this income category.

         Fee income from credit card related operations increased 25.9% in 1997 compared to 1996, after increasing 12.5% in 1996 compared to 1995. These improvements reflect both economic conditions as well as successful marketing efforts. The impact of successful marketing is also reflected in the year-to-year increases in trust services income of 17.8% in 1997 and 10.1% in 1996. Trust services income has also benefited from the strong performance of the financial markets in recent years.

         The Company has been expanding its automated teller network for several years now, through both remote placements as well as installations at existing and newly constructed branch facilities and the facilities of merged banking operations. Fees generated from ATM operations registered solid increases of 29.1% in 1997 and 51.2% in 1996. During 1997, the Company also recognized approximately $0.5 million of income from the purchase of its interest in a regional ATM network service that was acquired by another service. This income is included with other operating income in the accompanying table of non-interest income.

         Non-interest operating expenses, excluding merger-related expenses, were $156 million in 1997, an increase of $11.4 million or 7.9% over 1996's total of $145 million. Between 1995 and 1996, the increase in non-interest expenses before merger-related costs was $8.0 million or 5.8% from $137 million in 1995.

         As is shown in the table of non-interest expense, salaries and employee benefits expense increased $6.3 million or 8.5% in 1997 as compared to 1996. Approximately $0.9 million of this increase is related to the cost of staffing the additional banking locations opened in 1996 and 1997. Executive incentive compensation increased approximately $1.9 million in 1997 compared to 1996, primarily as a result of a $1.3 million increase in stock-based incentive compensation. The total value of 1997 employee restricted stock grants was $4.6 million, including a first time grant to non-executive employees valued at $2.1 million, compared to a total grant value of $1.6 million in 1996. The increase in stock-based compensation expense in 1997 was also influenced by an earlier restricted stock grant date for executives in 1997 and a shortening of the restriction period and corresponding amortization period beginning in 1996. The remaining increase in salaries and employee benefits expense in 1997 of approximately $3.5 million or 4.8% is attributable to regular merit increases, other staff additions and to the net change in the cost of various employee benefit and incentive programs.

         In 1996, salaries and benefits expense increased $3.2 million or 4.5% as compared to 1995. Approximately $0.4 million of this increase was related to the Alabama bank acquisition in 1995. Merit raises, staff additions and changes in the net periodic expense of benefit programs all factored into the remaining increase of $2.8 million or 3.9%.

         Occupancy expense increased $0.9 million or 8.1% in 1997 compared to 1996 following an increase of $1.9 million or 20.2% in 1996. The increase in expense over this period was primarily the result of both the expansion of the Company's branch network and the ongoing program to upgrade the appearance and functionality of its administrative offices, operations facilities, and a significant number of the Company's existing branches. Since the beginning of 1996 the company opened or began construction on thirteen new branch locations, including a regional administrative headquarters, completed the renovation of several additional branch locations as well as the main office branch facility, and moved into its new operations center in suburban New Orleans.

                               Page 21 of 64 Pages

         The expansion of the Company's branch and administrative facilities and the opening of the new operations center also contributed to the increase in the expense of furnishings and equipment, including data processing systems, since 1995. This expense category increased $1.4 million or 10.5% in 1997 and $2.1 million or 17.8% in 1996. These increases were also related to the implementation of various enhancements in the Company's data processing and communications systems, which in 1997 included an investment of approximately $11 million to replace and upgrade the branch delivery system and to substantially complete the installation of a standardized office automation network. Certain additional phases to these projects will be completed in 1998. These enhancements impact both customer service capabilities as well as internal bank operations. An additional factor behind the increases in this expense category is the continuing expansion of the Company's ATM network, which has grown from fewer than ten locations in 1990 to well over one hundred today. Also contributing to the increase in 1996 was approximately $0.2 million in non-recurring data processing equipment expense associated with the relocation to the new operations facility.

         The costs of operating the Company's growing branch and ATM networks and to establish and maintain communication links throughout the Company's expanded service area are reflected in increases in various other expense categories during 1997 and 1996. These include security and other services, telecommunications and postage, and stationery and supplies.

         Credit card operating expenses for 1997 and 1996 grew at rates that are generally consistent with the growth in revenue from these operations as discussed above.

         Fluctuations in taxes and insurance expense, other than on real estate, in recent years have mainly followed the fluctuations in the state ad valorem tax assessment that is based on a calculated estimate of the Company's value. Changes in the level of prior year earnings and equity and in the market conditions for bank stocks in general all impact the annual assessment calculations.

         Legal and other professional services decreased $1.5 million or 29% between 1996 and 1997 after increasing approximately $0.8 million or 18.0% between 1995 and 1996. These fluctuations reflect the general level of corporate legal activity in each of these periods and are not indicative of any particular trend in this expense category.

         Advertising expense increased $0.6 million or 21.9% in 1997 after a small rise of 2.3% in 1996. These increases were the result of higher advertising and promotional costs associated with recent mergers and with the introduction of certain new deposit products.

         During 1995 the FDIC dramatically reduced the premium rate charged for deposit insurance. This led to a reduction in this expense category of $3.5 million or 81.2% in 1996 as compared to 1995. The increase in deposit insurance expense in 1997 related mainly to the introduction of an assessment on all insured institutions to finance government bonds issued in connection with the bailout of the savings and loan industry.

         As disclosed in the 1996 annual report, the Company, in 1992, discovered and reported to the United States Department of Education ("DOE") that in earlier years Whitney National Bank had not in all cases followed the collections procedures required by the guaranteed student loan program. Upon discovery, adequate reserves were established to cover any potential settlement, and internal procedures were revised to assure future compliance with the program. In 1997 the Company reached a tentative settlement agreement with the DOE and expensed approximately $1.2 million as a provision for losses on other problem assets and recorded related income tax effects which were substantially offset by the reversal of excess reserves for possible loan losses also related to this settlement, as was discussed earlier. As a result, the impact of recording this tentative settlement was not material.

         The Company and its merger candidates incur various non-recurring costs to complete merger transactions and to consolidate operations subsequent to a merger. Such merger-related costs, which are expensed for business combinations accounted for as poolings-of-interests, include change in control payments and severance or retention bonuses for management and employees of the merged entity, investment banker fees, fees for various professional services, including legal, audit and system conversion consulting services, and losses on the disposition of obsolete facilities and equipment and the cancellation of contracts. Total merger-related expenses will vary with each transaction.


                               Page 22 of 64 Pages

         Non-interest expense in 1997 includes costs incurred in connection with the Company's efforts to ensure that its operations will not be materially affected by the use of the year 2000 in its computer systems or in the systems of its suppliers and customers. The Company expects to continue incurring expenses related to this project in 1998. These costs have not been material and are not expected to be material in the future. In 1997 a company-wide task force was established to review all Company operations and manage its year 2000 issues. The task force's plan is to have year 2000 issues satisfactorily addressed and substantially complete by the end of 1998. This date meets all current regulatory guidelines established for this project. In addition, the Company is discussing year 2000 issues and their potential impact on business operations with many of its suppliers and customers.

NON-INTEREST INCOME

                                                          1997   % Change           1996   % Change           1995
                                                     -------------------------------------------------------------
Service charges on deposit accounts...............   $  22,244      8.1%      $   20,585      0.9%        $ 20,400
Credit card income................................       7,412     25.9            5,888     12.5            5,233
Trust service fees................................       4,910     17.8            4,168     10.1            3,787
International services income.....................       1,821     (0.3)           1,826     (5.9)           1,941
Investment services income........................       1,035     (4.2)           1,080     16.5              927
ATM fees..........................................       2,939     29.1            2,277     51.2            1,506
Other fees and charges............................       2,266      1.2            2,239     (6.2)           2,388
Net gains on sales and other
 dispositions of foreclosed assets................       6,213    123.9            2,775    117.3            1,277
Other operating income............................       2,185    127.6              960     31.7              729
                                                     -------------------------------------------------------------
Total other non-interest income...................   $  51,025     22.1%      $   41,798      9.5%      $   38,188
Gain on sale of securities........................          10    (47.4)              19    216.7                6
                                                     -------------------------------------------------------------
 Total non-interest income........................   $  51,035     22.0%      $   41,817      9.5%      $   38,194
                                                     =============================================================

NON-INTEREST EXPENSE

                                                           1997  % Change           1996   % Change           1995
                                                     -------------------------------------------------------------
Salaries and benefits.............................   $  80,576      8.5%      $   74,261      4.5%      $   71,097
Occupancy of bank premises, net...................      12,285      8.1           11,368     20.2            9,458
Furnishings and equipment, including
 data processing systems..........................      15,256     10.5           13,811     17.8           11,726
Security and other outside services...............       5,589      8.2            5,164     23.1            4,195
Credit card processing services...................       5,476     26.3            4,337     14.2            3,797
Communications and postage........................       5,448     13.1            4,817     20.7            3,991
Taxes and insurance, other than real estate.......       5,097      1.9            5,000     (2.6)           5,134
Stationery and supplies...........................       3,809      3.4            3,684     17.7            3,129
Legal and other professional services.............       3,598    (29.0)           5,064     18.0            4,291
Advertising.......................................       3,199     21.9            2,625      2.3            2,565
Amortization of intangible assets.................       2,348    (16.2)           2,802     (3.0)           2,888
Deposit insurance and regulatory fees.............         994     24.4              799    (81.2)           4,259
OREO maintenance and operations, net..............         228    (71.4)             798    138.9              334
Provision for losses on OREO
  and other problem assets........................       1,474    282.9              385    342.5               87
Other operating expense...........................      10,983      9.3           10,046     (0.1)          10,054
                                                     -------------------------------------------------------------
Non-interest expense before
    merger-related expenses.......................   $ 156,360      7.9%      $  144,961      5.8%      $  137,005
Merger-related expenses...........................       3,270    (22.6)           4,226        -                -
                                                     -------------------------------------------------------------
Total non-interest expense........................   $ 159,630      7.0%      $  149,187      8.9%      $  137,005
                                                     =============================================================




                                                Page 23 of 64 Pages

Income Taxes

         The Company provided for income taxes at an overall effective rate of 33.6% in 1997, up from a 32.2% rate in 1996 and a 31.6% rate in 1995. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal bonds. The higher effective rates in 1997 and 1996 as compared to 1995 reflect mainly the impact of non-deductible merger-related expenses and, in 1997, the impact of the adjustment related to the tentative settlement with the DOE discussed above.

Accounting Changes

         During 1997 the FASB issued a statement that revised and simplified the standards for the calculation of earnings per share ("EPS"). Under these standards, which became effective for the period ended December 31, 1997, the Company reports two measures of EPS. The more basic EPS measure is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. The second measure of EPS incorporates the dilutive effect of potential common shares by increasing the number of common shares outstanding for the basic calculation by the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued, all as determined using the treasury stock method where appropriate. The new standards have been applied to the calculation of EPS for all periods presented.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. SFAS No. 131 establishes standards for reporting information about a company's operating segments and requires that reportable segments be identified based on how management organizes the company's operations and related financial information for decision-making purposes and performance assessment. The provisions of SFAS No. 130 and 131 are effective for 1998. Adoption of these standards will result in some changes in the financial statement presentation to reflect comprehensive income, but will not have an effect on the Company's financial position or results of operations.

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996, mainly to provide consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and it established measurement, reporting and disclosure standards with respect to the assets and liabilities that are obtained or incurred in such transfers. SFAS No. 125 was generally effective for transfers, servicing and extinguishments occurring after December 31, 1996, although application of certain provisions of the statement have been delayed to 1998. Adoption of SFAS No. 125 with respect to transfer transactions or servicing activities currently engaged in by the Company did not result in a material impact on its financial position or results of operations.

Forward Looking Statements

         Certain statements in this annual report to shareholders regarding future expectations may be regarded as "forward-looking statements" within the meaning of the Securities Litigation Reform Act. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those forward-looking statements include the timing and extent of changes in interest rates, actions of government regulators and other economic factors.

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

                               Page 24 of 64 Pages

Interest Rate Risk/Interest Rate Sensitivity

         The Company's financial assets and liabilities are subject to scheduled and unscheduled repricing opportunities over time. Both the Company's potential for generating net interest income and the current market values of its financial assets and liabilities depend in part upon the prevailing levels of market interest rates when these repricing opportunities arise. Interest rate risk is a measure of this potential change in earnings ability and market values as interest rates change. As part of the asset/liability management process the Company uses a variety of tools, including an earnings simulation model, to measure interest rate risk and to evaluate the impact of possible changes in rates on its internal strategies.

         The interest rate sensitivity gap analysis shown in the accompanying table compares the volume of repricing assets against repricing liabilities over time. This analysis is a relatively straightforward tool which is useful mainly in highlighting significant short-term repricing volume mismatches. The table presents the rate sensitivity gap analysis at December 31, 1997. The interest rates on a substantial portion of the outstanding commercial loans vary with changes in the Banks' prime lending rates or the prime rates of certain money-center banks. These loans are assigned to the earliest repricing period in the rate sensitivity analysis. A sizable portion of loans shown in the analysis as repricing after one year is made up of fixed-rate real estate loans.

         Certain interest-bearing deposit funding sources, such as savings, NOW and money market account deposits, have characteristics of both demand deposits and deposits made for investment return purposes. Although these deposits are technically subject to immediate repricing, historical customer behavior indicates that their rate-sensitivity is significantly less. In preparing the analysis, these deposits are allocated among the repricing periods in a manner that reflects expected customer behavior so as to present a more meaningful point-in-time estimate of short-term asset/liability repricing mismatches. In the twelve-month period from December 31, 1997, the analysis shows that the Company is in a moderately asset-sensitive position on a cumulative basis, which indicates that the Company's net interest margin would benefit somewhat from a near-term increase in market interest rates but would suffer somewhat in a declining interest rate market.

         Recognizing the limitations of the static rate sensitivity gap analysis, the Company uses the earnings simulation model to more accurately forecast how its net interest income and net income would change in response to changes in market interest rates. The simulation model incorporates management's expectations regarding loan demand, deposit product preferences, pricing and funds availability, prepayment rates, and the spread of rates between different financial instruments, among other factors. Interest rate change scenarios of plus and minus 100, 200 and 300 basis points are run in the model against the Company's balance sheet and the results of these simulations show the impact on the Company's future earnings and on the discounted cash value of its balance sheet. Management has established policy limits which are used to monitor the results of these tests. Should these simulations yield changes that are not within limits, management would evaluate the desirability of altering the loan and deposit portfolios of the Company or of taking other steps to return the Company to policy limits. The simulations run at December 31, 1997 yield results that were all within policy limits and showed no material impact on earnings or net asset values. These simulated results also did not indicate any significant negative impact on the Company's liquidity position.




                               Page 25 of 64 Pages


INTEREST RATE SENSITIVITY
December 31, 1997
(dollars in millions)

                                                    TIME TO MATURITY OR NEXT REPRICING
                                --------------------------------------------------------------------------------
                                    0-30      31-90    91-180    181-365     1 THROUGH      OVER 5
                                    DAYS       DAYS      DAYS       DAYS       5 YEARS       YEARS         TOTAL
                                --------------------------------------------------------------------------------

ASSETS
   Securities held
      to maturity...............$     36    $    67    $   86     $   155      $   641    $   180       $  1,165
   Securities  available
      for sale..................       2          5         5          21           43         27            103
   Loans........................   1,023         82        73         143          838        489          2,648
   Federal funds sold
     and short-term deposits....       1          -         -           -            -          -              1
                                --------------------------------------------------------------------------------
     Total earning  assets......$  1,062   $    154    $  164     $   319      $ 1,522    $   696       $  3,917

SOURCES OF FUNDS
   Demand deposits..............$     27   $      1    $   38     $    41      $   954    $     -       $  1,061
   Savings deposits.............      17         33         6          10          392          -            458
   Money market
     account deposits...........       2          9        31          28          384          -            454
   NOW account deposits.........      11          2        27          17          401          -            458
   Eurodollar deposits..........      14          -         -           -            -          -             14
   Certificates of deposit......     262        247       252         173          131          -          1,065
   Funds purchased and
    repurchase agreements.......     290          -         -           -            -          -            290
                                --------------------------------------------------------------------------------
     Total funding liabilities..$    623    $    292   $  354     $   269      $ 2,262    $     -       $  3,800

INTEREST RATE
   SENSITIVITY GAP..............$    439    $   (138)  $ (190)    $    50      $  (740)   $   696       $    117

CUMULATIVE INTEREST
   RATE SENSITIVITY
   GAP..........................$    439    $    301   $  111     $   161      $  (579)   $   117

CUMULATIVE INTEREST
  RATE SENSITIVITY GAP
  AS A  PERCENT OF
  TOTAL EARNING
   ASSETS.......................   11.2%        7.7%     2.8%        4.1%        14.8%       3.0%



                               Page 26 of 64 Pages

LIQUIDITY AND OTHER MATTERS

         The Company and the Bank manage their liquidity positions to ensure their ability to satisfy customer demand for credit, to fund deposit withdrawals, to meet operating and other corporate obligations, and to take advantage of investment opportunities, all in a timely and cost-effective manner. Traditionally these liquidity needs have been met by maintaining a strong base of core deposits and by carefully managing the maturity structure of the investment portfolios. The funds provided by current operations and forecasts of loan repayments are also considered in the liquidity management process.

         The Bank enter into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, both as a source of funding for certain short-term lending facilities and as part of their services to correspondent banks and certain other customers. Neither the Company nor the Bank have accessed long-term debt markets as part of liquidity management.

         The consolidated statements of cash flows provides a summarized view of the Company's uses and sources of liquidity over the three-year period ended December 31, 1997. The funding of loan growth was by far the major use of liquidity in 1997, requiring a total of $368 million. Unreinvested proceeds from maturities and sales of investment securities during 1997 and a reduction in short-term cash management investments provided $259 million of the liquidity needed to fund this loan growth. The net cash flow used in investing activities for 1997 totalled $130 million, including capital expenditures for retail network expansion, technological enhancements and other purposes totalling $35 million.

         The Company financed this investment in part through a net increase in total deposits and short-term borrowings of $54 million, which is discussed in more detail below. The Company generated $68 million in liquid funds during 1997 from operations and paid total dividends, including those of pooled entities, of approximately $22 million during the year. The Company also reduced its average required reserve balance with the Federal Reserve Bank by approximately $27 million through the introduction of computer-based techniques to minimize reservable liabilities.

         The accompanying tables present information concerning deposits and short-term borrowings for the years 1997, 1996 and 1995. Average core deposits, defined as all deposits other than time deposits of $100,000, increased approximately $58 million between 1996 and 1997 to approximately $2.77 billion. Growth in average non-interest-bearing demand deposits of $50 million and in money market deposits of $75 million were partially offset by a $67 million decrease in interest-bearing checking, savings deposit and core time deposit products. Non-core time deposits grew on average by $51 million between these periods.

         Approximately 81% of core and 94% of non-core time deposits at December 31, 1997 mature within one year. Although these time deposits, in particular the non-core time deposits, are more volatile than the transaction and savings deposit products, management does not anticipate any significant near-term negative impact on liquidity from maturities.

         At December 31, 1997, $290 million in short-term borrowings was related
to  cash  management   services  provided  by  the  Banks  to  their  downstream
correspondents and other customers.

         As of  December  31,  1997,  approximately  $344  million or 30% of the portfolio of investment securities held to maturity was scheduled to mature within one year. An additional $103 million of investment securities was classified as available for sale at the end of 1997, although management's assignment of this classification is not based primarily on liquidity considerations.

         The Bank had approximately $1.2 billion in unfunded loan commitments outstanding at December 31, 1997, an increase of $147 million from the level at December 31, 1996. Contingent obligations under letters of credit and financial guarantees decreased by approximately $34 million between these dates to a total of $104 million at December 31, 1997. Available credit card and related lines were $103 million at December 31, 1997, and increase of $25 million from December 31, 1996. Because commitments and unused credit lines may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements. Draws by customers against these commitments should not place any unusual strain on the Company's liquidity position.

                               Page 27 of 64 Pages

         In 1998, the Company plans to open or begin construction on fourteen additional branch locations throughout the market areas of the Bank. Total capital expenditures for these new facilities are estimated at $25 million.


DEPOSITS
-----------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                              1997          1996             1995
                                                                       ------------------------------------------
Average non-interest-bearing demand deposits in domestic bank offices..$   955,407   $   905,327      $   892,593
Average NOW account deposits in domestic offices.......................    434,685       446,493          428,240
Average savings and money market account deposits in domestic bank
   offices.............................................................    849,062       789,078          842,519
Average time deposits in domestic bank offices.........................  1,025,020     1,017,188          914,148
Average time deposits in foreign banking offices.......................     13,706        12,006            6,921

Remaining  maturity  of time  deposits  of  $100,000  or more issued by domestic offices as of December 31, 1997:
   3 months or less....................................................$   344,569
   Over 3 through 12 months............................................    157,330
   Over 12 months......................................................     29,761
                                                                       -----------
     Total time deposits of $100,000 or more...........................$   531,660
                                                                       -----------

Remaining  maturity of time  deposits of less than  $100,000  issued by domestic offices as of December 31, 1997:
   3 months or less....................................................$   165,539
   Over 3 through 12 months............................................    264,886
   Over 12 months......................................................    103,016
                                                                       -----------
     Total time deposits of less than $100,000.........................$   533,441
                                                                       -----------
     Total time deposits in domestic offices...........................$ 1,065,101
                                                                       ===========



FEDERAL FUNDS PURCHASED AND BORROWINGS UNDER REPURCHASE AGREEMENTS
------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                 1997             1996              1995
                                                                       -------------------------------------------------
Amount outstanding at year end.........................................$      289,603     $    484,045      $    228,591
Weighted average interest rate at year end.............................          5.06%            5.03%             5.15%

Average outstanding during the year....................................$      408,757     $    367,528      $    196,122
Weighted average interest rate for the year............................          4.99%            4.92%             5.15%

Maximum amount outstanding at any month end............................$      512,353     $    484,045      $    234,558

                               Page 28 of 64 Pages

   Item 8: FINANCIAL STATEMENT AND SUPPLEMENTAL DATA

                W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S
                                   C O N S O L I D A T E D  B A L A N C E  S H E E T S


   (dollars in thousands)                                                                                  December 31,
                                                                                                        1997         1996
                                                                                                    ------------------------
   ASSETS
   Cash and due from financial institutions.......................................................  $   221,318  $   245,261
   Investment in securities:
        Securities available for sale.............................................................      103,253      209,001
        Securities held to maturity (fair value of $1,179,631 in 1997 and $1,273,532 in 1996).....    1,165,035    1,265,197
   Federal funds sold and short-term deposits.....................................................          500       55,693
   Loans..........................................................................................    2,647,578    2,277,584
   Less reserve for possible loan losses..........................................................       42,805       42,411
                                                                                                    ------------------------
        Loans, net................................................................................    2,604,773    2,235,173
   Bank premises and equipment, net...............................................................      138,164      118,833
   Other real estate owned, net...................................................................        2,661        4,584
   Accrued income receivable......................................................................       32,562       33,616
   Other assets...................................................................................       44,721       50,675
                                                                                                    ------------------------
             TOTAL ASSETS.........................................................................  $ 4,312,987  $ 4,218,033
                                                                                                    ========================


   LIABILITIES
   Deposits:
        Non-interest-bearing demand deposits......................................................  $ 1,060,793  $ 1,000,877
        Interest-bearing deposits.................................................................    2,449,930    2,261,409
                                                                                                    ------------------------
            Total deposits........................................................................    3,510,723    3,262,286
   Federal funds purchased and securities sold under repurchase agreements........................      289,603      484,045
   Dividends payable..............................................................................        5,820        4,870
   Other liabilities..............................................................................       28,113       26,296
                                                                                                     -----------------------
             TOTAL LIABILITIES....................................................................   $3,834,259   $3,777,497
                                                                                                     -----------------------

   SHAREHOLDER'S EQUITY
   Common stock, no par value: 40,000,000 shares authorized,
        21,150,519 shares issued and 20,804,175 shares outstanding in 1997,
        21,029,821 shares issued and 20,536,041 shares outstanding in 1996,
        after deduction of treasury stock.........................................................  $     2,800  $     2,800
   Capital surplus................................................................................      119,600      109,743
   Retained earnings..............................................................................      365,939      336,631
   Net unrealized gain (loss) on securities available for sale or transferred to  held to
        maturity, net of tax effect of $192 in 1997 and $437 in 1996..............................         (366)        (864)
                                                                                                    ------------------------
             Total................................................................................      487,973      448,310

   Treasury stock at cost, 346,344 shares in 1997 and 493,780 shares
        in 1996, and unearned restricted stock compensation.......................................        9,245        7,774
                                                                                                    ------------------------
             TOTAL SHAREHOLDERS' EQUITY...........................................................  $   478,728  $   440,536
                                                                                                    ------------------------
             TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY...........................................................  $ 4,312,987  $ 4,218,033
                                                                                                    ========================

   The accompanying notes are an integral part of these financial statements

                               Page 29 of 64 Pages

            W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S

                  C O N S O L I D A T E D  S T A T E M E N T S  O F  O P E R A T I O N S


(in thousands, except per-share amounts)                                            Year Ended December 31,
                                                                              1997           1996           1995
                                                                         ------------------------------------------

INTEREST INCOME
Interest and fees on loans.............................................. $    204,885   $    173,122   $    147,762
Interest and dividends on investments:
      U.S. Treasury and agency securities...............................       57,693         69,098         77,103
      Mortgage-backed securities........................................       19,079         17,864         11,986
      Obligations of states and political subdivisions..................        7,321          7,278          7,203
      Federal Reserve and corporate securities..........................          391            389          1,093
Interest on federal funds sold and short-term deposits..................        2,040          2,869          4,833
                                                                         ------------------------------------------
            TOTAL....................................................... $    291,409   $    270,620   $    249,980
                                                                         ------------------------------------------

INTEREST EXPENSE
Interest on deposits.................................................... $     86,563   $     83,963   $     77,704
Interest on federal funds purchased and securities sold under
      repurchase agreements.............................................       20,384         18,089         10,093
                                                                         ------------------------------------------
            TOTAL....................................................... $    106,947   $    102,052   $     87,797
                                                                         ------------------------------------------
Net interest income..................................................... $    184,462   $    168,568   $    162,183
Reduction of reserve for possible loan losses...........................        2,812          4,435          8,960
                                                                         ------------------------------------------
Net interest income after reduction of reserve for possible loan losses. $    187,274   $    173,003   $    171,143

NON-INTEREST INCOME
Gain on sale of securities.............................................. $         10   $         19   $          6
Other non-interest income...............................................       51,025         41,798         38,188
                                                                         ------------------------------------------
            TOTAL....................................................... $     51,035   $     41,817   $     38,194
                                                                         ------------------------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits.......................................... $     81,057   $     75,071   $     71,097
Occupancy of bank premises, net.........................................       12,285         11,368          9,458
Other non-interest expenses.............................................       66,288         62,748         56,450
                                                                         ------------------------------------------
            TOTAL....................................................... $    159,630   $    149,187   $    137,005
                                                                         ------------------------------------------
Income before income taxes.............................................. $     78,679   $     65,633   $     72,332
Income tax expense......................................................       26,461         21,139         22,819
                                                                         ------------------------------------------
Net Income.............................................................. $     52,218   $     44,494   $     49,513
                                                                         ==========================================

Earnings per share...................................................... $       2.52   $       2.18   $       2.46
Earnings per share, assuming dilution................................... $       2.50   $       2.17   $       2.44
Weighted-average shares outstanding.....................................   20,706,359     20,419,752     20,107,564
Weighted-average shares, assuming dilution..............................   20,866,169     20,539,159     20,268,477


The accompanying notes are an integral part of these financial statements.

                               Page 30 of 64 Pages

                   W H I T N E Y  H O L D I N G  C O R P O R A T I O N  A N D  S U B S I D I A R I E S
                          C O N S O L I D A T E D  S T A T E M E N T S  O F  C H A N G E S  I N
                                        S H A R E H O L D E R S '  E Q U I T Y
(in thousands, except share and per-share amounts)
                                                                                    Net
                                                                                 Unrealized              Unearned
                                                                                 Gain(Loss)on           Restricted
                                                                                 Securities                Stock
                                                     Common   Capital   Retained Available    Treasury    Compen-
                                                     Stock    Surplus   Earnings  For Sale      Stock      sation     Total
                                                     ------------------------------------------------------------------------

Balance at December 31, 1994......................   $2,800   $97,461  $274,580   ($8,764)    ($5,662)  ($2,079)     $358,336

     Net income for 1995..........................                       49,513                                        49,513
     Cash dividends declared, $0.82 per share.....                      (12,158)                                      (12,158)
     Cash dividends declared by pooled
       entities, pre-merger.......................                       (1,671)                                       (1,671)
     Common stock issued:
     Employee savings plan, 148,177 shares........               3,764                                                  3,764
     Dividend reinvestment plan, 50,291 shares....               1,325                                                  1,325
     Employee stock grants, net of forfeitures....                 766                            360    (1,126)            -
     Director stock grants........................                  56                                                     56
     Stock options exercised......................                  41                             45                      86
     Pooled entries, pre-merger...................                  15                                                     15
     Amortization of unearned restricted
        stock compensation........................                                                          687           687
     Change in net unrealized gain (loss)
        on securities ............................                                  9,182                               9,182
                                                      -----------------------------------------------------------------------
Balance at December 31, 1995......................    $2,800  $103,428 $310,264      $418     ($5,257)  ($2,518)     $409,135
                                                      -----------------------------------------------------------------------
     Net income for 1996..........................                       44,494                                        44,494
     Cash dividends declared, $0.97 per share.....                      (16,796)                                      (16,796)
     Cash dividends declared by pooled
       entities, pre-merger.......................                       (1,331)                                       (1,331)
     Common stock issued:
     Employee savings plan, 26,604 shares.........                 828                                                    828
     Dividend reinvestment plan, 59,285 shares....               1,857                                                  1,857
     Employee stock grants, net of forfeitures....               1,107                             354   (1,461)            -
     Director stock grants........................                  59                                                     59
     Stock options exercised, including tax
        benefit from non-qualified options
        exercised.................................               2,154                             210                  2,364
     Pooled entries, pre-merger...................                 310                                                    310
     Amortization of unearned restricted
        stock compensation........................                                                          898           898
     Change in net unrealized gain (loss)
        on securities ............................                                 (1,282)                             (1,282)
                                                      -----------------------------------------------------------------------
Balance at December 31, 1996......................    $2,800  $109,743 $336,631     ($864)    ($4,693)  ($3,081)     $440,536
                                                      -----------------------------------------------------------------------
     Net income for 1997..........................                       52,218                                        52,218
     Cash dividends declared, $1.12 per share.....                      (22,790)                                      (22,790)
     Cash dividends declared by pooled
       entities, pre-merger.......................                         (120)                                         (120)
     Common stock issued:
     Employee savings plan, 53,685 shares.........               2,394                            123                   2,517
     Dividend reinvestment plan, 62,600 shares....               2,528                                                  2,528
     Employee stock grants, net of forfeitures
          and 13,272 shares repurchased to fund
          recipient tax liabilities...............               3,560                            590    (4,647)         (497)
     Tax benefit upon lapse of stock restrictions.                 361                                                    361
     Director stock grants........................                 153                                                    153
     Stock options exercised, including tax
        benefit from non-qualified options
        exercised.................................                 861                            295                   1,156
     Amortization of unearned restricted
        stock compensation........................                                                        2,168         2,168
     Change in net unrealized gain (loss)
        on securities ............................                                    498                                 498
                                                      -----------------------------------------------------------------------
Balance at December 31, 1997......................    $2,800  $119,600 $365,939     ($366)    ($3,685)  ($5,560)     $478,728
                                                      =======================================================================


The accompanying notes are an integral part of these financial statements.

                               Page 31 of 64 Pages

                                    WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                       Year Ended December 31,
                                                                                       1997        1996        1995
                                                                                  -----------------------------------
Cash flows from operating activities:
   Net income...................................................................  $   52,218 $    44,494 $    49,513
   Adjustments to reconcile net income to cash provided by (used in) operating activities:
      Depreciation..............................................................      13,354      11,395       9,355
      Reduction in reserve for possible loan losses.............................      (2,812)     (4,435)     (8,960)
      Provision for losses on OREO and other problem assets.....................         243         385          87
      Amortization of intangible assets and unearned restricted
        stock compensation......................................................       4,516       3,700       3,486
      Amortization of premiums and discounts on investment securities, net......       2,621       7,380      12,291
      Net gains on sales of OREO and other property.............................      (6,213)     (2,775)     (1,277)
      Net gains on sales of investment securities...............................         (10)        (19)         (6)
      Deferred tax expense (benefit)............................................         317        (262)      3,178
      Increase (Decrease) in accrued income taxes...............................         629         (80)          6
      (Increase) Decrease in accrued income receivable and other assets.........       1,460          11       4,023
      Increase (Decrease) in accrued expenses and other liabilities.............       2,108          10       1,178
                                                                                  -----------------------------------
      Net cash provided by operating activities.................................  $   68,431 $    59,804 $    72,874
                                                                                  -----------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity...........  $  725,035 $   423,550 $   380,840
   Proceeds from maturities of investment securities available for sale.........      90,639      50,393      42,066
   Proceeds from sales of investment securities available for sale..............           -      76,778       3,262
   Purchases of investment securities held to maturity..........................    (599,652)   (342,145)   (199,380)
   Purchases of investment securities available for sale........................     (11,974)    (61,660)    (50,522)
   Net (increase) decrease in loans.............................................    (367,630)   (438,183)   (378,629)
   Net (increase) decrease in federal funds sold and short-term deposits........      55,193      (4,401)     16,298
   Proceeds from sales of OREO and other property...............................      10,538       6,977       4,364
   Capital expenditures.........................................................     (35,193)    (35,283)    (18,301)
   Net cash (paid) received in business acquisition.............................           -           -      (3,695)
   Other........................................................................       3,231      (2,264)     (3,981)
                                                                                  -----------------------------------
   Net cash provided by (used in) investing activities..........................  $ (129,813)$  (326,238)$  (207,678)
                                                                                  -----------------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits..............  $   59,916 $    32,256 $    75,915
   Net increase (decrease) in interest-bearing deposits other than
     certificates of deposits...................................................      79,161       1,727    (109,777)
   Net increase (decrease) in certificates of deposit...........................     109,360     (25,371)    161,932
   Net increase (decrease) in federal funds purchased and securities sold under
      repurchase agreements.....................................................    (194,442)    256,156      43,151
   Sale of common stock under employee savings plan and dividend
      reinvestment plan.........................................................       5,045       2,685       5,089
  Exercise of stock options.....................................................         856       1,657          86
  Stock issued by pooled entities, pre-merger...................................           -         310          15
  Stock repurchased for treasury................................................        (497)          -           -
  Dividends paid, including  pooled entities....................................     (21,960)    (17,037)    (13,104)
                                                                                  -----------------------------------
   Net cash provided by (used in) financing activities..........................  $   37,439 $   252,383 $   163,307
                                                                                  -----------------------------------

Net increase (decrease) in cash and cash equivalents............................  $  (23,943)$   (14,051)$    28,503
Cash and cash equivalents at the beginning of the period........................     245,261     259,312     230,809
                                                                                  -----------------------------------
Cash and cash equivalents at the end of the period..............................  $  221,318 $   245,261 $   259,312
                                                                                  ===================================
Interest income received........................................................  $  292,467 $   270,706 $   246,970
                                                                                  ===================================
Interest expense paid...........................................................  $  106,391 $   102,572 $    83,008
                                                                                  ===================================
Net federal income taxes paid...................................................  $   24,649 $    21,284 $    19,357
                                                                                  ===================================

The accompanying notes are an integral part of these financial statements.

                               Page 32 of 64 Pages

Notes To Financial Statements


(1) NATURE OF  BUSINESS

         Whitney Holding Corporation (the "Company") is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956. The Company began operations in 1962 as the parent of Whitney National Bank, which has been in continuous operation since 1883. Beginning in 1994 and continuing through 1997, the Company operated as a multi-bank holding company, having established in connection with business acquisitions the Whitney Bank of Alabama in 1995, the Whitney National Bank of Florida in 1996 and the Whitney National Bank of
Mississippi in 1997. In January 1998, the Company merged all of its banking operations into Whitney National Bank. Throughout this annual report, references to the "Bank" will cover all former subsidiary banks. During 1995, the Company established the Whitney Community Development Corporation ("WCDC"), which is authorized to make equity and debt investments in corporations or projects designed primarily to promote community welfare, including the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents, or promoting small businesses that service low-income areas.

         The Company, through its banking subsidiary, engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the delivery of corporate, pension and personal trust services, and certain limited investment services. The Bank renders these services throughout its market areas in south Louisiana, south Alabama, along the Mississippi Gulf Coast, in the Pensacola, Florida area, and through a foreign branch on Grand Cayman in the British West Indies.

         There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Bank. Within its market areas, the Bank competes directly with major banking institutions of comparable or larger size and resources as well as with various other smaller banking organizations and local and national "non-bank" competitors, including savings and loans, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage firms, and registered investment companies.

         In recent years there has been a significant consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. This consolidation has been driven more recently by general competitive pressures. All of the Bank's major direct banking competitors have been relatively active in expansion through acquisition. Since 1994 the Company has acquired seven separate banking operations involving approximately $975 million of assets and will complete two additional bank mergers in the second quarter of 1998 involving approximately $338 million of assets. The trend toward industry consolidation is expected to continue in the near term.

         All material funds of the Company are invested in the Bank. The Bank has a large number of customer relationships which have been developed over a period of many years and is not dependent upon any single customer or upon a few customers. The loss of any single customer or a few customers would not have a material adverse effect on the Bank or the Company. The Bank has customers in a number of foreign countries, but the portion of revenue derived from these foreign customers is not a material portion of its overall revenues.

         The Company and the Bank and their related operations are subject to federal, state and local laws applicable to banks and bank holding companies and to the regulations of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency, and the Federal Deposit Insurance Corporation.




                               Page 33 of 64 Pages

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of Whitney Holding Corporation and its subsidiaries follow generally accepted accounting principles and policies within the banking industry. The following is a summary of the more significant policies.

CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiaries, which at December 31, 1997 included Whitney National Bank, Whitney Bank of Alabama, Whitney National Bank of Florida, Whitney National Bank of Mississippi and Whitney Community Development Corporation.

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

         Securities not meeting the criteria to be classified as either trading securities or securities held to maturity are classified as available for sale and carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related tax effects, as a separate component of shareholders' equity.

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

     Interest on loans is accrued and credited to income based on the outstanding loan principal amounts. The

                               Page 34 of 64 Pages
accrual of interest on loans is discontinued when, in management's judgement, there is an indication that a borrower will be unable to meet contractual payments as they become due. For commercial and real estate loans, this generally occurs when a loan falls ninety days past due as to principal or interest, and the loan is not otherwise both well secured and in the process of collection. Upon discontinuance, accrued but uncollected interest is reversed against current income. Interest payments received on nonaccrual loans are used to reduce the reported loan principal under the cost recovery method when the collectibility of the remaining principal is not reasonably assured; otherwise, these payments are recognized as interest income.

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

         The provisions of SFAS No. 114 are not applied by the Company to measure impairment included for large groups of similar loans with relatively small balances, such as consumer credit line loans and consumer installment loans. As allowed under the standard, these loans are collectively evaluated for impairment.

         The guidance in SFAS No. 114 did not represent a significant departure from existing procedures followed by the Company in evaluating the overall adequacy of the reserve for possible loan losses. Furthermore, loans evaluated for impairment in most all cases met the criteria already in use by the Company to identify loans on which the accrual of interest should be discontinued. As such, the adoption of this standard has had no significant impact on the Company's financial position or results of operations.

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



                               Page 35 of 64 Pages

BANK PREMISES AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

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

          Management is alert to indications that the carrying value of long-lived assets used in operations, such as bank premises and equipment, certain identifiable intangibles, and any goodwill related to these assets, may not be fully recoverable. When such indications are present, the Company will recognize an impairment loss if the undiscounted cash flows estimated to be derived from the use of these assets do not exceed their carrying value.

INCOME TAXES

         The Company accounts for income taxes using what is known as the asset and liability method. Under this method the expected tax consequences of the temporary differences that arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either tax liabilities to be settled in the future or tax assets that will be realized as a reduction of future taxes. Currently enacted tax rates and laws are used to calculate expected tax consequences. The change in net deferred tax assets or liabilities between periods is recognized as a deferred tax expense or benefit in the consolidated statement of operations or, for certain temporary differences, reflected directly in shareholders' equity.

RECENT PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. SFAS No. 131 establishes standards for reporting information about a company's operating segments and requires that reportable segments be identified based on how management organizes the company's operations and related financial information for decision-making purposes and performance assessment. The provisions of SFAS No. 130 and 131 are effective for 1998. Adoption of these standards will result in some changes in the financial statement presentation to reflect comprehensive income (primarily with respect to changes in market value of available for sale investment securities), but will not have an effect on the Company's financial position or results of operations.

EARNINGS PER SHARE

         During 1997 the FASB issued a statement that revised and simplified the standards for the calculation of earnings per share ("EPS"). Under these standards, which became effective for the period ended December 31, 1997, the Company reports two measures of EPS. The more basic EPS measure is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. The second measure of EPS incorporates the dilutive effect of potential common shares by increasing the number of common shares outstanding for the basic calculation by the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued, all as determined using the treasury stock method where appropriate. The new standards have been applied to the calculation of EPS for all periods presented.

         In calculating both measures of EPS, the Company's reported net income equals income available to common shareholders. The potential common shares that are factored into the calculation of the weighted-average shares outstanding for the diluted EPS measurement consist only of unexercised stock options that the Company has granted to employees and directors.

                               Page 36 of 64 Pages

(3) INVESTMENT IN SECURITIES

         Summary  information   regarding  securities  available  for  sale  and
securities held to maturity follows:


(dollars in thousands)                                         SECURITIES AVAILABLE FOR SALE
                                    --------------------------------------------------------------------------
                                      WEIGHTED                            GROSS         GROSS        ESTIMATED
                                       AVERAGE       AMORTIZED       UNREALIZED    UNREALIZED             FAIR
DECEMBER 31, 1997                     MATURITY            COST             GAIN          LOSS            VALUE
                                    --------------------------------------------------------------------------
U.S. Treasury securities............    9 mos.      $    3,992       $        2     $       2      $     3,992
U.S. government agency securities...  123 mos.          17,739              327            38           18,028
Mortgage-backed securities..........   82 mos.          81,211              502           480           81,233
State and municipal securities......        -                -                -             -                -
                                    --------------------------------------------------------------------------
         TOTAL......................   86 mos.      $  102,942       $      831     $     520      $   103,253
                                    ==========================================================================



DECEMBER 31, 1996

U.S. Treasury securities............   13 mos.      $    9,515       $       25     $      21      $     9,519
U.S. government agency securities...   89 mos.          55,422              175           592           55,005
Mortgage-backed securities..........   88 mos.         143,256              938           789          143,405
State and municipal securities......  110 mos.           1,044               28             -            1,072
                                    --------------------------------------------------------------------------
         TOTAL......................   84 mos.      $  209,237       $    1,166     $   1,402      $   209,001
                                    ==========================================================================

(dollars in thousands)                                      SECURITIES HELD TO MATURITY
                                    --------------------------------------------------------------------------
                                      WEIGHTED                            GROSS         GROSS        ESTIMATED
                                       AVERAGE       AMORTIZED       UNREALIZED    UNREALIZED             FAIR
DECEMBER 31, 1997                     MATURITY            COST             GAIN          LOSS            VALUE
                                    --------------------------------------------------------------------------
U.S. Treasury securities............   14 mos.      $  300,260       $    3,037     $      15      $   303,282
U.S. government agency securities...   43 mos.         427,390            3,541         1,703          429,228
Mortgage-backed securities..........  132 mos.         299,612              810           632          299,790
State and municipal securities......   60 mos.         131,818            4,313            12          136,119
Federal Reserve stock and other
  corporate securities..............    -                5,955            5,257             -           11,212
                                    --------------------------------------------------------------------------
         TOTAL......................   60 mos.      $1,165,035       $   16,958     $   2,362      $ 1,179,631
                                    ==========================================================================



DECEMBER 31, 1996

U.S. Treasury securities............   12 mos.      $  565,584       $    3,670     $     851      $   568,403
U.S. government agency securities...   43 mos.         401,023            2,434         2,284          401,173
Mortgage-backed securities..........   72 mos.         146,295              436           868          145,863
State and municipal securities......   66 mos.         146,237            3,999           342          149,894
Federal Reserve stock and other
  corporate securities..............    -                6,058            2,141             -            8,199
                                    --------------------------------------------------------------------------
         TOTAL......................   35 mos.      $1,265,197       $   12,680     $   4,345      $ 1,273,532
                                    ==========================================================================


         At December 31, 1997 and 1996, securities with a carrying value of approximately $827 million and $909 million, respectively, were sold under repurchase agreements, pledged to secure public funds and trust deposits or pledged for other purposes.

                               Page 37 of 64 Pages

         During 1997, approximately $28 million of securities that had been classified by pooled entities as available for sale prior to their merger with the Company were transferred to the held to maturity category in accordance with the investment policies and practices of the combined institution. During 1996, such transfers totalled approximately $12 million. These transfers were recorded at fair value. The unrealized gains and losses at the transfer dates, which are included net of tax as a component of shareholders' equity, were insignificant.

         The amortized cost and estimated fair value of securities, other than equity securities, available for sale and held to maturity at December 31, 1997 are shown as follows by contractual maturity. The actual maturities of certain securities, in particular mortgage-backed securities and municipal securities, may differ from contractual maturities because of principal amortization, prepayments and the exercise of call options.

                                                 AVAILABLE FOR SALE
                                        -----------------------------------
(in thousands)                                                    ESTIMATED
MATURITY DISTRIBUTION                      AMORTIZED                   FAIR
DECEMBER 31, 1997                               COST                  VALUE
                                        -----------------------------------
One year or less........................$     18,484          $      18,413
One to five years.......................      51,225                 51,470
Five to ten years.......................       3,813                  3,846
Over ten years..........................      29,420                 29,524
                                        -----------------------------------
                                        $    102,942          $     103,253
                                        ===================================




                                                 HELD TO MATURITY
                                        -----------------------------------
(in thousands)                                                    ESTIMATED
MATURITY DISTRIBUTION                      AMORTIZED                   FAIR
DECEMBER 31, 1997                               COST                  VALUE
                                        -----------------------------------
One year or less........................$    230,673          $     232,128
One to five years.......................     539,432                544,402
Five to ten years.......................     267,308                270,051
Over ten years..........................     121,667                121,838
                                        -----------------------------------
                                        $  1,159,080          $   1,168,419
                                        ===================================



(4) LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

         The composition of the Company's loan portfolio at December 31, 1997 and 1996 was as follows (in thousands):

                                                          1997              1996
                                                 -------------------------------
Commercial, financial and
 agricultural loans..............................$   1,191,649     $   1,026,862
Real estate loans - commercial and other.........      786,975           669,683
Real estate loans - retail mortgage..............      435,628           351,868
Loans to individuals.............................      227,360           216,893
Lease financing receivables......................        5,966            12,278
                                                 -------------------------------
                                                 $   2,647,578     $   2,277,584
                                                 ===============================


         The Company's lending activity, both commercial and retail, is conducted primarily among customers in Louisiana, Mississippi, southern Alabama and the western Florida panhandle. In its market area, the Company serves a broad base of commercial customers in diverse industries.

                               Page 38 of 64 Pages

         The total of commercial and other real estate loans shown in the accompanying table includes those for which the primary source of repayment is the operation or sale of the underlying project, as well as those secured by real estate employed in other operations of the customer. Unfunded commitments for loans secured by commercial or other real estate were approximately $214 million at December 31, 1997. The Company's portfolio of commercial and other real estate loans is diversified as to both the types of collateral property and the industries in which the properties are employed.

         Within the portfolio of commercial, financial and agricultural loans, the Company maintains a moderate concentration of outstanding credits and loan commitments to customers involved in the oil and gas industry. At December 31, 1997, outstanding loans to this industry totalled approximately $173 million, and unused loan commitments and letters of credit and guarantees were approximately $137 million and $37 million, respectively.

         Non-performing loans at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                         1997               1996
                                                --------------------------------
Loans accounted for on a nonaccrual basis.......$       9,005      $       9,079
Restructured loans..............................        1,560              2,375
                                                --------------------------------
Total non-performing loans......................$      10,565      $      11,454
                                                ================================


         Information on loans evaluated for possible impairment losses follows (in thousands):

                                                                                1997             1996
                                                                       ------------------------------
Impaired loans at year end requiring a loss allowance..................$       4,737    $       4,088
Impaired loans at year end not requiring a loss allowance..............        5,431            7,936
                                                                       ------------------------------
Total recorded investment in impaired loans at year end................$      10,168    $      12,024
                                                                       ==============================
Total impairment loss allowance required at year end...................$       2,152    $       1,934
                                                                       ==============================
Average recorded investment in impaired loans during year..............$      10,576    $      12,716
                                                                       ==============================

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

                                      YEAR ENDED DECEMBER 31,
                                1997             1996             1995
                         ---------------------------------------------
Contractual interest.....$     1,111     $      1,242     $      1,792
Interest recognized......      1,645            3,729            6,505
                         ---------------------------------------------
Increase in reported
   interest income.......$       534     $      2,487     $      4,713
                         =============================================



                               Page 39 of 64 Pages

         Changes in the reserve for possible loan losses for the three years in the period ended December 31, 1997, were as follows (in thousands):

                                            1997            1996           1995
                                    --------------------------------------------
Balance at beginning of year........$     42,411     $    43,341    $    41,024
Reserves provided through
   acquisition......................           -               -          1,772
Reduction in reserve................      (2,812)         (4,435)        (8,960)
Recoveries..........................      11,408          10,775         14,620
Loans charged off...................      (8,202)         (7,270)        (5,115)
                                    --------------------------------------------
Balance at end of year..............$     42,805     $    42,411    $    43,341
                                    ============================================

         The reductions in the reserve for possible loan losses in 1997, 1996 and 1995 primarily reflect improved asset quality coupled with successful recovery efforts.

         The Bank has made loans in the  normal  course of  business  to certain directors and executive officers of the Company and to their associates ("related parties"). The aggregate amount of these loans was $74 million and $97 million at December 31, 1997 and 1996, respectively. During 1997, $231 million of new loan advances were made, and repayments totalled $254 million. Outstanding commitments and letters of credit to related parties totaled $86 million and $64 million at December 31, 1997 and 1996, respectively. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than the normal risk of collectibility at the time of the transaction.


(5) INCOME TAXES

         Income tax expense (benefit) consisted of the following components for the three years in the period ended December 31, 1997 (in thousands):


Included in net income:                   1997           1996              1995
                                    --------------------------------------------
  Current tax expense...............$   26,144     $   21,401     $      19,641
  Deferred tax expense (benefit)....       317           (262)            3,178
                                    --------------------------------------------
                                    $   26,461     $   21,139     $      22,819
                                    ============================================

Included in shareholders' equity:
  Deferred tax expense (benefit)
     related to the change in the
     net unrealized gain (loss) on
     securities.....................$      245     $     (704)     $      4,932
   Current tax benefit related to
     nonqualified stock options and
     restricted stock...............      (661)          (708)                -
                                    --------------------------------------------
                                    $     (416)    $   (1,412)      $     4,932
                                    ============================================




                               Page 40 of 64 Pages

         The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, were as follows at December 31, 1997 and 1996 (in thousands):


                                                           1997            1996
                                                     ---------------------------
Deferred tax assets:
         Reserves for losses on loans, OREO, and
           other problem assets......................$   13,979     $    14,160
         Employee benefit plan liabilities...........     4,157           3,525
         Net operating loss carryforward.............     1,364           2,127
         Unrecognized interest income................     1,214             742
         Net unrealized loss on securities
            available for sale or transferred
             to held to maturity.....................       192             437
         Other.......................................     1,255           1,347
                                                     ---------------------------
                  Total deferred tax assets..........$   22,161     $    22,338
                                                     ---------------------------

Deferred tax liabilities:
         Accumulated depreciation and
           amortization..............................$   (4,478)    $    (4,810)
         Other.......................................    (1,522)           (805)
                  Total deferred tax liabilities.....$   (6,000)    $    (5,615)
                                                     ---------------------------

Net deferred tax asset...............................$   16,161     $    16,723
                                                     ===========================

         As of December 31, 1997, the Company had approximately $3.9 million in net operating loss carryforwards which had been generated by a pooled entity. Substantially all of these carryforwards expire in 2004 and 2007.

         The Company is required to establish a valuation allowance against the deferred tax asset if, based on all available evidence, it is more likely than not that some or all of the asset will not be realized. Management has weighed the evidence, including current earnings performance, taxable income generated during available carryback periods, and the nature of significant deductible temporary differences, and believes that no valuation reserve is required as of December 31, 1997. Rules issued by regulatory agencies impose additional limitations on the amount of the deferred tax asset that may be recognized when calculating regulatory capital ratios. The Company's ratio calculations were not affected by these rules at December 31, 1997.

         The effective tax rate is less than the statutory federal income tax rate in each of the three years in the period ended December 31, 1997 because of the following:

                                                          PERCENT OF INCOME
                                                          BEFORE INCOME TAX
                                                    1997        1996       1995
                                                    ----------------------------
Tax at statutory rate...............................35.0%       35.0%      35.0%
Adjustments in rate resulting from:
   Tax exempt income................................(3.8)       (4.5)      (3.8)
   Non-deductible merger-related expenses........... 0.4         1.1          -
   Tentative settlement of contingent liability..... 1.3           -          -
   State income tax................................. 0.3         0.1          -
   Miscellaneous items.............................. 0.4         0.5        0.4
                                                    ----------------------------
Effective tax rate..................................33.6%       32.2%      31.6%
                                                    ============================



                               Page 41 of 64 Pages

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

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                                      DECEMBER 31,
                                                                                       1997        1996
                                                                                 -----------------------
Actuarial present value of benefit obligation: Accumulated benefit obligation :
         Vested..................................................................$  (49,284) $  (45,681)
         Non-vested..............................................................    (3,963)     (3,675)
                                                                                 -----------------------
         Total accumulated benefit obligation....................................$  (53,247) $  (49,356)
     Benefit obligation related to assumed future pay
         increases...............................................................   (12,286)    (10,464)
                                                                                 -----------------------
     Projected benefit obligation                                                   (65,533)    (59,820)
Plan assets at fair value, primarily U.S. Treasury
    and agency securities and listed stocks......................................$   91,206  $   73,548
                                                                                 -----------------------
Plan assets in excess of projected benefit
 obligations.....................................................................    25,673      13,728
Unrecognized net actuarial gains.................................................   (21,106)     (8,711)
Unrecognized net implementation asset............................................    (2,309)     (2,714)
Unrecognized prior service cost resulting
 from plan amendments............................................................    (1,453)     (1,576)
                                                                                 -----------------------
Prepaid pension cost.............................................................$      805  $      727
                                                                                 =======================

         The net pension expense (benefit) recognized for 1997, 1996 and 1995 is comprised of the following components (in thousands):

                                       1997             1996               1995
                                  ----------------------------------------------
Service costs for benefits
 during the period................$   2,019         $  1,669           $  1,635
Interest cost on projected
 benefit obligation...............    4,237            3,797              3,564
Actual (return) loss on
  plan assets.....................  (21,065)          (9,116)           (14,480)
Net amortization and
  deferral........................   14,731            3,175              9,483
                                  ----------------------------------------------
Net pension expense
 (benefit)........................$     (78)        $   (475)          $    202
                                  ==============================================


         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.00% for 1997 and 7.25% for 1996 and 1995. For all periods presented, the Company assumed an 8.0% expected long-term rate of return on plan assets and an annual rate of increase in future compensation levels of 4.0%.


                               Page 42 of 64 Pages

         In 1995, the Company adopted a nonqualified defined benefit plan effective as of January 1, 1995. This unfunded plan provides to designated executive officers retirement benefits calculated using the qualified plan's formula, but without the restrictions imposed on qualified plans by certain specified provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. The Company previously maintained a nonqualified excess benefit retirement plan which was terminated effective January 1, 1993 with accrued benefits preserved for participants. Designated executives participating in the new nonqualified plan were required to relinquish their benefits under the terminated plan. At December 31, 1997, the actuarial present value of projected benefit obligations under the nonqualified plans was approximately $2.5 million and the recorded accrued pension liability was $1.9 million. The net pension expense was not material in 1997, 1996 or 1995.

         The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Under this plan, which covers substantially all full-time employees, the Company matches the savings of each participant up to 3% of his or her compensation. Annual participant savings are limited by tax law. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions, including those made by pooled entities with comparable plans, was approximately $1.4 million in 1997, $1.3 million in 1996 and $1.1 million in 1995.

Health and Welfare Plans

         The Company also maintains certain health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan, and the Company has established annual and lifetime maximum health care benefit limits. The Company recognizes the expected cost of providing these postretirement benefits during the period employees are actively working. The Company continues to fund its obligations under the postretirement benefit plans as the benefit payments are made.

         At December 31, 1997, the net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was approximately $6.7 million. The net periodic postretirement benefit expense recognized for 1997, 1996 and 1995 was $0.5 million, $0.4 million and $0.2 million, respectively. The net periodic benefit expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. No component was individually significant for any period reported.

         For the actuarial calculation of its postretirement benefit obligations at December 31, 1997, 1996 and 1995, the Company assumed annual health care cost increases beginning at 9.0%, 9.50% and 10.0%, respectively, with each decreasing to a 5.50% rate over a six to ten year period. Discount rates of 7.00% in 1997 and 7.25% in 1996 and 1995 were used in determining the present value of projected benefits in each period. A 1.0% rise in the assumed health care cost trend rates would not materially impact the accumulated benefit obligation or the periodic net benefit expense.

(7) STOCK-BASED INCENTIVE COMPENSATION PLANS AND OTHER STOCK-BASED
      COMPENSATION

         The Company maintains two stock-based compensation plans. The long-term incentive plan for key employees is administered by the Compensation Committee of the Board of Directors, which designates the participants and authorizes the granting of any awards. Under this plan, which was adopted in 1997 as a replacement for the previous long-term incentive program, participants may be awarded stock options, restricted stock, performance shares, phantom shares and stock appreciation rights. To date, only stock options and restricted stock grants have been granted under the plan or the predecessor incentive program. The current directors' compensation plan, which was adopted in 1994 and amended in 1996, provides for, among other matters, the annual award of common stock and of options to purchase the Company's common stock to each director who is not an employee of the Company or its subsidiaries.


                               Page 43 of 64 Pages

         The following schedule summarizes the common stock awards granted under these plans during 1997, 1996 and 1995:

                                                                                        Market Value
                                                                 Shares                  of Award on
                  Year              Plan                        Awarded                   Grant Date
                  ----------------------------------------------------------------------------------
                  1997              Employee                     54,040         $          2,141,000
                                    Employee- performance        62,375         $          2,505,000
                                    Director                      5,400         $            192,000

                  1996              Employee- performance        53,500         $          1,605,000
                                    Director                      5,100         $            156,000

                  1995              Employee                     40,000         $          1,155,000
                                    Director                      2,100         $             56,000

         Shares awarded to employees in 1997 and 1996 are subject to possible forfeiture if a recipient's employment is terminated within three years of the grant date and the transfer or other disposition of the shares is prohibited during this period. In addition, a portion of the 1997 grant and all of the 1996 grant are subject to adjustment based on the performance of the Company, as measured by its return on assets and return on equity, in relation to that of a designated peer group over the restriction period, with the ultimate awards ranging from 0% to 200% of the initial grants. The shares granted to employees in 1995 are subject to possible forfeiture and transfer restrictions for a five-year period but not to performance-based adjustments. The directors' shares are awarded without any significant restriction and are not subject to future adjustment.

         The Company recognizes the market value of the shares awarded on the grant date as compensation expense ratably over the restriction periods, if any. Adjustments are made for forfeitures as they occur. Subsequent changes in the estimate of the unrestricted shares to which employees will ultimately become entitled under performance-based grants will be reflected in compensation expense prospectively over the remaining restriction periods. The total compensation expense recognized during 1997, 1996 and 1995 related to common stock awards was $2.4 million, $1.0 million and $0.7 million, respectively.

         The following table summarizes stock option activity under the long-term incentive plan for employees and its predecessor incentive program and under the directors' compensation plan for the three-year period ended December 31, 1997. The exercise price for all options is set at the market price on the grant date. All options are fully exercisable six months after the date of grant and expire after ten years.


                               Page 44 of 64 Pages



                                                   Employees            Directors
                                              ----------------------------------------
                                                        Weighted-            Weighted-
                                                          Average              Average
                                                         Exercise             Exercise
                                              Number        Price    Number      Price
                                              ----------------------------------------
Balance, December 31, 1994..................  182,848    $  21.60    12,000   $  26.25
         Options granted....................   82,750       28.88    14,000      26.75
         Options exercised..................   (3,750)      15.70    (1,000)     26.25
         Options forfeited..................   (1,000)      28.00         -          -
                                              ----------------------------------------

Balance, December 31, 1995..................  260,848    $  23.97    25,000   $  26.53
         Options granted....................  103,500       30.00    17,000      30.50
         Options exercised..................  (21,524)      18.98    (1,000)     26.75
         Options forfeited..................   (3,000)      29.00         -          -
                                              ----------------------------------------

Balance, December 31, 1996..................  339,824    $  26.08    41,000   $  28.17
         Options granted....................  150,500       42.44    18,000      42.44
         Options exercised..................  (30,021)      22.69    (1,000)     30.50
         Options forfeited..................        -           -         -          -
                                              ----------------------------------------

Balance, December 31, 1997..................  460,303    $  31.65    58,000   $  32.56
                                              ========================================



         The following table summarizes certain information about these stock options outstanding under the plans at December 31, 1997:

       Range of         Number    Weighted-average      Weighted-average
       Exercise   Shares under     Remaining Years              Exercise
         Prices        Option        to Expiration                 Price
------------------------------------------------------------------------
$13.22 - $19.42        74,772                 5.25              $  17.73
$26.25 - $28.88       157,031                 7.24              $  28.22
$30.00 - $30.50       118,000                 8.67              $  30.07
$42.44 - $42.44       168,500                 9.63              $  42.44
                  ------------------------------------------------------
$13.22 - $42.44       518,303                 8.06              $  31.75
                  ======================================================

         In 1990, an executive officer was granted options to purchase 33,750 shares of common stock of the Company at a price of $18.11. If this officer terminates his employment with the Company, the options will be exercisable for six months after his date of termination. The options will also be exercisable up to one year past the date of his death, but in no event beyond February 28, 2000. At December 31, 1997, none of these options had been exercised.

         As discussed in Note 17, First Citizens BancStock, Inc. ("FCB") was merged with the Company in March 1996. FCB maintained stock option plans for certain employees and its directors. Prior to the merger date, none of the options granted under these plans had been exercised. Upon the merger, holders of FCB stock options received options to buy 88,252 shares of Company stock at a price of $10.13 per share, 96,276 shares at a price of $12.78 per share, and 8,023 shares at a price of $14.57 per share. Of these options, 48,587 exercisable at $10.13 remained unexercised at December 31, 1996 and 34,502 at December 31, 1997. These options expire in approximately six years.

         SFAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company's 1996 fiscal year. Among other provisions, this statement established a fair value based method of accounting for stock-based compensation, including the award of stock options. As provided for in SFAS No. 123, the Company elected not to

                               Page 45 of 64 Pages
adopt the fair value based method for measuring stock-based compensation cost to be included in its results of operations, but is continuing to follow prior generally accepted accounting principles.

         SFAS No. 123 requires the following disclosure of pro forma net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost related to stock option grants in 1995 and thereafter (in thousands, except per share amounts):

                                        1997              1996              1995
                                    --------------------------------------------
Net income..........................$ 52,218         $  44,494         $  49,513
Pro forma stock-based
     compensation expense,
     net of tax.....................   1,474               770               577
                                    --------------------------------------------
Pro forma net income................$ 50.744         $  43,724         $  48,936
                                    ============================================

Pro forma earnings per share........$   2.45         $    2.14         $    2.43
Pro forma earnings per share,
     assuming dilution..............$   2.43         $    2.13         $    2.41
Weighted-average fair value
     of options granted
      during the year...............$  10.79         $    7.67         $    7.14

         The fair value of the stock options granted in 1997, 1996 and 1995 was estimated as of the grant dates using the Black-Scholes option-pricing model. The Company made the following significant assumptions in applying the option pricing model: (a) an expected annualized volatility for the Company's common stock of 18.78 % in 1997 and 17.70% in 1996 and 1995; (b) an average option life of seven years before exercise; (c) an expected annual dividend yield of 2.80% in 1997 and 2.90% in 1996 and 1995; and (d) a weighted-average risk-free interest rate of 6.50% in 1997, 7.01% in 1996 and 6.77% in 1995. The Company options issued in connection with the merger with FCB, as discussed above, were not included in the fair value calculation because the FCB options exchanged in the merger transaction had been issued prior to 1995.


(8) BANK PREMISES AND EQUIPMENT

         Bank premises and equipment at December 31, 1997 and 1996 are summarized as follows, net of accumulated depreciation and amortization (in thousands):

                                                  1997                     1996
                                            -----------------------------------
Land........................................$   32,048              $    30,144
Buildings and improvements..................    70,741                   62,485
Furnishings and equipment...................    35,375                   26,204
                                            -----------------------------------
                                            $  138,164              $   118,833
                                            ===================================

Accumulated depreciation was $94.4 million in 1997 and $91.0 million in 1996. Provisions for depreciation and amortization included in non-interest expense for the three years in the period ended December 31, 1997 were as follows (in thousands):

                                         1997           1996           1995
                                     --------------------------------------
Buildings and improvements...........$  4,272      $   3,752      $   3,155
Furnishings and equipment............   9,082          7,643          6,200
                                     --------------------------------------
                                     $ 13,354      $  11,395      $   9,355
                                     ======================================


                               Page 46 of 64 Pages

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

         Activity in the OREO valuation reserve for the three years in the period ended December 31, 1997 was as follows (in thousands):

                                                   1997       1996         1995
                                                 -------------------------------
Balance at beginning of year.....................$  902     $  645     $    958
  Provisions for valuation adjustments...........   217        323           88
  Charge-offs....................................  (668)       (66)        (401)
                                                 -------------------------------
Balance at end of year...........................$  451     $  902     $    645
                                                 ===============================

         The Whitney National Bank owns a variety of property interests which were acquired though routine banking transactions generally prior to 1933 and for which there existed no ready market. These were subsequently written down to a nominal holding value in accordance with general banking practice at that time. These property interests include a few commercial and residential site locations principally in the New Orleans area, ownership interests in scattered undeveloped acreage and various mineral interests.

         The following summarizes the revenues and direct expenses related to these property interests that are included in the statements of operations (in thousands):

                                                1997         1996           1995
                                            ------------------------------------
Revenues....................................$  3,026      $   955        $   200
                                            ====================================
Direct expenses.............................$     38      $    58        $    34
                                            ====================================

(10) NON-INTEREST INCOME

         The components of non-interest income were as follows for the three years in the period ended December 31, 1997 (in thousands):

                                                 1997       1996        1995
                                              ------------------------------
Service charges on deposit
  accounts....................................$22,244    $20,585     $20,400
Credit card income............................  7,412      5,888       5,233
Trust service fees............................  4,910      4,168       3,787
International services income.................  1,821      1,826       1,941
Investment services income....................  1,035      1,080         927
ATM fees......................................  2,939      2,277       1,506
Other fees and charges........................  2,266      2,239       2,388
Net gains on sales and other
 dispositions of foreclosed assets............  6,213      2,775       1,277
Other operating income........................  2,185        960         729
                                              ------------------------------
Total other non-interest income...............$51,025    $41,798     $38,188
Gain on sale of securities....................     10         19           6
                                              ------------------------------

Total non-interest income.....................$51,035    $41,817     $38,194
                                              ==============================

                               Page 47 of 64 Pages

(11) NON-INTEREST EXPENSE

         The components of non-interest expense were as follows for the three years in the period ended December 31, 1997 (in thousands):


                                                  1997       1996       1995
                                              ------------------------------
Salaries and benefits.........................$ 80,576   $ 74,261   $ 71,097
Occupancy of bank premises, net...............  12,285     11,368      9,458
Furnishings and equipment,
 including data processing....................  15,256     13,811     11,726
Security and other outside services...........   5,589      5,164      4,195
Credit card processing services...............   5,476      4,337      3,797
Communications and postage....................   5,448      4,817      3,991
Taxes and insurance, other than real estate...   5,097      5,000      5,134
Stationery and supplies.......................   3,809      3,684      3,129
Legal and other professional services.........   3,598      5,064      4,291
Advertising...................................   3,199      2,625      2,565
Amortization of intangible assets.............   2,348      2,802      2,888
Deposit insurance and regulatory fees.........     994        799      4,259
OREO maintenance and operations, net..........     228        798        334
Provision for losses on OREO
 and other problem assets.....................   1,474        385         87
Other operating expense.......................  10,983     10,046     10,054
                                              ------------------------------
Non-interest expense before
 merger-related expenses......................$156,360   $144,961   $137,005
Merger-related expenses.......................   3,270      4,226          -
                                              ------------------------------
Total non-interest expense....................$159,630   $149,187   $137,005
                                              ==============================


(12) OTHER ASSETS AND OTHER LIABILITIES

         The significant components of other assets and other liabilities at December 31, 1997 and 1996 were as follows (in thousands):
                                                          OTHER ASSETS
                                            ------------------------------------
                                                     1997                   1996
                                            ------------------------------------
Net deferred tax asset......................$      16,161           $     16,723
Costs in excess of net
  tangible assets acquired..................       18,988                 21,336
Other.......................................        9,572                 12,833
                                            ------------------------------------
Total other assets..........................$      44,721           $     50,892
                                            ====================================

         Costs in excess of the net tangible assets acquired in prior years' business combinations are being amortized over remaining lives ranging from two to thirteen years as of December 31, 1997. Accumulated amortization totalled approximately $13.3 million at December 31, 1997.

                                                       OTHER LIABILITIES
                                            ------------------------------------
                                                     1997                   1996
                                            ------------------------------------
Accrued interest payable....................$      10,654           $     10,078
Obligation for postretirement
  benefits other than pensions..............        6,660                  6,154
Accrued taxes and expenses..................        6,399                  5,588
Other.......................................        4,400                  4,476
                                            ------------------------------------
Total other liabilities.....................$      28,113           $     26,296
                                            ====================================

                               Page 48 of 64 Pages

(13) SHORT-TERM BORROWINGS

         Short-term borrowings consisted of the following at December 31, 1997 and 1996 (in thousands):

                                              1997                   1996
                                        ---------------------------------
Federal funds purchased.................$   55,065             $   82,545
Securities sold under
 repurchase agreements..................   234,538                401,500
                                        ---------------------------------
Total short-term borrowings.............$  289,603             $  484,045
                                        =================================

         The carrying value and market value of securities sold under repurchase agreements at December 31, 1997 are shown below by the term of the underlying borrowing agreement (in thousands):

                                                      UP TO          30 TO
                                      OVERNIGHT     30 DAYS        90 DAYS
                                      ------------------------------------
Book value:
U.S. Treasury securities............. $ 16,122     $ 28,576       $      -
U.S. government agency securities....  189,256            -              -
                                      ------------------------------------
Total book value....................  $205,378     $ 28,576       $      -
                                      ====================================

Fair value:
U.S. Treasury securities............  $ 16,173     $ 28,799       $     -
U.S. government agency securities...   190,542            -             -
                                      -----------------------------------
Total fair value......................$206,715     $ 28,799       $     -
                                      ===================================

Outstanding borrowings................$208,858     $ 25,680       $     -
                                      ===================================


(14) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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



                               Page 49 of 64 Pages

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

                                       DECEMBER 31, 1997            DECEMBER 31, 1996
                                                       (in thousands)
                                  -------------------------------------------------------
                                    CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                      AMOUNT     FAIR VALUE         AMOUNT     FAIR VALUE
                                  -------------------------------------------------------
ASSETS:
Cash and due from financial
 institutions.....................$  221,318     $  221,318     $  245,261     $  245,261
Federal funds sold and
 short-term deposits..............       500            500         55,693         55,693
Investment in securities.......... 1,268,288      1,282,884      1,474,198      1,482,533
Loans, net........................ 2,604,773      2,600,051      2,235,173      2,230,376
Interest receivable and
 other assets.....................    34,585         34,585         35,204         35,204

LIABILITIES:
Deposits..........................$3,510,723     $3,507,400     $3,262,286     $3,262,088
Federal funds and
 other short-term borrowings......   289,603        289,603        484,045        484,045
Interest payable and
 other liabilities................    24,145         24,145         21,343         21,343


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

Deposits - SFAS No. 107 specifies that the fair value of deposit liabilities with no defined maturity is to be disclosed as the amount payable on demand at the reporting date, i.e., at their carrying or book value. These deposits, which include interest and non-interest checking, passbook savings and money market accounts, represented approximately 69% of total deposits at December 31, 1997 and 1996. The fair value of fixed maturity deposits is estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities. The carrying amount of accrued interest payable on deposits approximates its fair value.

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

Off-balance-sheet instruments - Off-balance-sheet financial instruments include commitments to extend credit, letters of credit and other financial guarantees. The fair value of such instruments is estimated using fees currently charged for

                               Page 50 of 64 Pages
similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate. The estimated fair value for these instruments was insignificant at December 31, 1997 and 1996.


(15) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                                                                             CONTRACTUAL AMOUNT
                                                                                 December 31,
                                                                                1997          1996
                                                                          ------------------------
                                                                               (in thousands)
Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit.....................................$1,153,742    $1,007,115
         Letters of credit and
          financial guarantees written....................................   104,091        69,849
         Credit card and related lines....................................   102,948        78,189

         Commitments to extend credit and credit card and related lines are agreements to make a loan to a customer as long as there is no violation of any condition established in the commitment or credit line contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount outstanding does not necessarily represent total future cash outlay requirements. Of the total commitments outstanding at December 31, 1997 approximately 45% carried a fixed rate of interest over their terms.

         The amount of collateral, if any, required by the Company upon issuance of a commitment is based on management's credit evaluation of the borrower. Required collateral varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.



                               Page 51 of 64 Pages

         Letters of credit and financial guarantees written are conditional agreements issued by the Company to guarantee the performance of a customer to a third party. These agreements are primarily issued to support commercial trade. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds marketable securities as collateral to support those letters of credit and guarantees for which collateral is deemed necessary. Letters of credit and financial guarantees outstanding at December 31, 1997, range from unsecured to fully secured.

(16) REGULATORY MATTERS

Regulatory Capital Requirements

         Measures of regulatory capital are an important tool used by regulators to monitor the financial health of insured financial institutions. The primary quantitative measures used by the regulators to gauge capital adequacy are the ratios of Tier 1 and total regulatory capital to risk-weighted assets and the ratio of Tier 1 capital to total assets, also known as the Tier 1 leverage ratio. For the Company and the Bank, Tier 1 capital is essentially equivalent to total shareholders' equity less goodwill and other intangible assets acquired in business combinations, while total regulatory capital represents the sum of Tier 1 capital and the reserve for possible loan losses, subject to certain limitations. Risk-weighting percentages for assets are assigned by the regulatory agencies and are applied to both reported balances as well as to certain off-balance-sheet items.

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

         Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements imposed by their respective regulatory agencies. At December 31, 1997, Whitney National Bank, the Company's only significant banking subsidiary, had been classified as "well capitalized" in the most recent classification notice received from its regulators. There are no conditions or events since the notification, including the merger of the Company's multi-state banking subsidiaries into Whitney National Bank in January 1998, that management believes would change the classification.



                               Page 52 of 64 Pages

         The accompanying table shows the actual regulatory capital ratios and amounts for the Company and Whitney National Bank at December 31, 1997 and 1996 as well as both the minimum capital adequacy standard currently imposed by their regulators and the minimum amounts and ratios that the Bank must maintain to be eligible for a "well capitalized" classification under the prompt corrective action framework.

                                                                     Minimum                  Minimum
                                                                 Capital Adequacy      for "Well Capitalized"
                                            Actual                  Standard               Classification
                                    -------------------------------------------------------------------------
                                       Amount    Ratio           Amount    Ratio         Amount       Ratio
(dollars in thousands)              -------------------------------------------------------------------------

December 31, 1997:

Tier 1 risk-based capital:
   Company........................  $  460,107   14.84%        $  123,977  4.00%               n/a      n/a
   Whitney National Bank..........  $  372,204   14.07%        $  105,828  4.00%        $  158,742    6.00%
Total risk-based capital:
   Company........................  $  498,900   16.10%        $  247,954  8.00%               n/a      n/a
   Whitney National Bank..........  $  405,356   15.32%        $  211,657  8.00%        $  264,571   10.00%
Tier 1 leverage capital:
   Company........................  $   460,107  10.72%        $  171,748  4.00%               n/a      n/a
   Whitney National Bank..........  $   372,204   9.76%        $  152,554  4.00%        $  190,692    5.00%

December 31, 1996:

Tier 1 risk-based capital:
   Company........................  $  420,064   14.96%        $  112,331  4.00%               n/a     n/a
   Whitney National Bank..........  $  345,910   14.39%        $   96,177  4.00%        $  144,265   6.00%
Total risk-based capital:
   Company........................  $  455,258   16.21%        $  224,662  8.00%               n/a     n/a
   Whitney National Bank..........  $  376,065   15.64%        $  192,354  8.00%        $  240,442  10.00%
Tier 1 leverage capital:
   Company........................  $  420,064   10.01%        $  167,868  4.00%               n/a     n/a
   Whitney National Bank..........  $  345,910    9.31%        $  148,569  4.00%        $  185,711   5.00%


Other Regulatory Matters

         Dividends received from the subsidiary Bank is the primary source of funds available to Whitney Holding Corporation for the declaration and payment of dividends to the Company's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the subsidiary Bank may distribute to the Company. Without prior regulatory approvals, the Bank will have available an amount equal to approximately $48 million plus its current net income to distribute as dividends in 1998.

         Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Whitney Holding Corporation to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending on the nature of the underlying collateral. As of December 31, 1997, the Bank had no such loans to the Whitney Holding Corporation.

         Banks are required to maintain currency and coin or a non-interest-bearing balance with the Federal Reserve Bank to meet reserve requirements. The average balance required to be maintained by the Bank with the Federal Reserve Bank in excess of currency and coin on hand was approximately $13 million in 1997 and $40 million in 1996.



                               Page 53 of 64 Pages

(17) MERGERS AND ACQUISITIONS

         In the second quarter of 1998, the Company expects to complete two mergers, one with Meritrust Federal Saving Bank ("Meritrust") and one with Louisiana National Security Bank ("LNSB"). Meritrust operates eight banking offices in southeast Louisiana and has total assets of approximately $233 million, $122 million in loans, total deposits of $210 million and shareholders' equity of $19 million. This transaction is priced at approximately $60.5 million. LNSB operates three banking offices in Ascension Parish, Louisiana and has total assets of approximately $105 million, $52 million in loans, total deposits of $93 million and shareholder's equity of $12 million. This transaction is priced at approximately $32 million. Each of these mergers is intended to qualify as a tax-free reorganization and will be accounted for as a pooling of interests.

         On April 18, 1997, the Company merged with Merchants Bancshares, Inc., the parent of Merchants Bank and Trust Company ("MB&T"). MB&T, with operations along the Mississippi Gulf Coast, had total assets of approximately $208 million, deposits of $188 million and shareholders' equity of $17 million. This transaction was priced at approximately $52 million. Merchants Bancshares' shareholders received approximately 1.45 million shares of Company common stock at the closing. The merger was accounted for as a pooling of interests.

         On February 28, 1997, the Company completed a merger with First National Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma ("FNBH"). FNBH operated five banking offices in Terrebonne Parish, Louisiana and had total assets of approximately $235 million, $126 million in loans, total deposits of $210 million and shareholders' equity of $18 million. The price of this transaction was $41 million and FNB shareholders received approximately
1.13 million shares of Company common stock at the closing. This merger was also accounted for as a pooling of interests.

         Pre-merger net interest income of MB&T and FNB in 1997, 1996, and 1995 totalled $3.4 million, $16.6 million and $16.5 million, respectively, and pre-merger net income for the same periods totalled $0.6 million, $3.9 million and $4.0 million.

         In October 1996, the Company completed a merger with American Bank & Trust ("ABT") of Pensacola, Florida with assets of $57 million and with Liberty Holding Corporation ("LHC"), the parent of Liberty Bank, also of Pensacola with assets of $48 million. Shareholders of ABT received 318,000 shares of Whitney Holding Corporation common stock with a market value at the time of approximately $10.3 million. LHC shareholders received 436,000 shares of Company stock with an approximate value of $14.1 million. Each of these mergers was accounted for as a pooling of interests.

         In March 1996, the Company completed a merger with First Citizens BancStock, Inc. ("FCB"), the parent of The First National Bank in St. Mary Parish ("FNB"). FNB had total assets of approximately $243 million, including $147 million in loans, total deposits of $214 million and shareholders' equity of $27 million. FCB shareholders received 2.03 million shares of Company common stock with a market value at the time of approximately $63 million. Holders of FCB stock options at the closing date received options to buy approximately 192,000 shares of the Company's common stock at a weighted-average exercise price of $11.64. The merger was accounted for as a pooling of interests.

         In February 1995, Whitney Bank of Alabama purchased the assets and assumed the deposit liabilities of the five Mobile branch offices of The Peoples Bank, Elba, Alabama. The fair value of the tangible assets acquired totalled approximately $90 million, including $47 million in loans, and the deposits totalled $90 million. The purchase price was approximately $12 million. Operating results from this acquisition are included in the accompanying consolidated statements of operations from the date of acquisition.








                               Page 54 of 64 Pages

(18) COMMITMENTS AND CONTINGENCIES

         In 1992, the Company discovered and reported to the United States Department of Education ("DOE") that in earlier years it had not in all cases followed some collection procedures related to guaranteed student loans under the Federal Family Education Loan Program. At that time, a reserve for potential settlement with DOE was established and internal procedures were revised for future compliance with the Program. During 1997, the Company reached a tentative settlement agreement with the DOE and recorded certain expenses and income tax effects which were substantially offset by the reversal of excess reserves for possible loan losses also related to the settlement. Management continues to believe that the final settlement will not have a material effect on its results of operations or financial condition in subsequent periods.

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

         Neither the Company nor the Bank have entered into material commitments under non-cancelable leases for facilities or equipment.

                               Page 55 of 64 Pages

(19) PARENT COMPANY FINANCIAL STATEMENTS

Summarized parent-company-only financial statements of
Whitney Holding Corporation follow (in thousands):

                                                               December 31,
                                                               1997          1996
                                                         ------------------------
BALANCE SHEETS
Investment in and advances to banking subsidiaries.....  $  473,194    $  434,063
Other investments in subsidiaries......................       1,032         1,021
Dividends receivable...................................       6,189         4,858
Other assets...........................................       5,405         6,336
                                                         ------------------------
Total assets...........................................  $  485,820    $  446,278
                                                         ========================


Dividends payable and other liabilities................  $    7,092    $    5,742
Shareholders' equity, net of treasury shares and
   unearned restricted stock compensation..............     478,728       440,536
                                                         ------------------------
Total liabilities and shareholders' equity.............  $  485,820    $  446,278
                                                         ========================


                                                              FOR YEAR ENDED DECEMBER 31,
STATEMENT OF OPERATIONS                                        1997          1996          1995
                                                         ---------------------------------------
Dividend income from banking subsidiaries..............  $   26,750    $   26,033    $   27,371
Equity in net undistributed earnings of banking
   subsidiaries........................................      26,307        20,085        22,182
Equity in net undistributed earnings of non-bank
   subsidiaries........................................          11            18             2
Other income (expense), net............................        (850)       (1,642)          (42)
                                                         ---------------------------------------
Net income.............................................  $   52,218    $   44,494    $   49,513
                                                         =======================================


STATEMENT OF CASH FLOWS
Cash flows from operating activities:
   Net income..........................................  $   52,218    $   44,494    $   49,513
   Adjustment to reconcile net income to net cash
      provided by operating activities:
   Equity in undistributed earnings of banking
      subsidiaries.....................................     (26,307)      (20,085)      (22,182)
   Equity in undistributed earnings of non-bank
      subsidiaries.....................................         (11)          (18)           (2)
   (Increase) Decrease in dividends receivable.........      (1,331)       (1,216)         (788)
   Other, net..........................................         118           710          (182)
                                                         ---------------------------------------
Net cash provided by operating activities..............  $   24,687    $   23,885    $   26,359
                                                         ---------------------------------------

Cash flows from investing activities:
   Investment in and advances to banking subsidiaries..  $   (7,742)   $  (15,015)   $  (12,752)
   Investment in Whitney Community Development
      Corporation......................................           -             -        (1,000)
   Other, net..........................................        (653)        3,248        (4,454)
                                                         ---------------------------------------
   Net cash provided by (used in) investing
      activities.......................................  $   (8,395)   $  (11,767)   $  (18,206)
                                                         ---------------------------------------

Cash flows from financing activities:
   Dividends paid, including pooled entities...........  $  (21,960)   $  (17,037)   $  (13,104)
   Sale of common stock under employee savings plan and
      dividend reinvestment plan.......................       5,045         2,685         5,089
   Exercise of stock options...........................         856         1,657            86
   Purchase of treasury stock..........................        (497)            -             -
   Stock issued by pooled entities, pre-merger.........           -           310            15
                                                         ---------------------------------------
   Net cash provided by (used in) financing activities.  $  (16,556)   $  (12,385)   $   (7,914)
                                                         ---------------------------------------

Net increase (decrease) in cash........................  $     (264)   $     (267)   $      239
Cash at the beginning of the year......................         334           601           362
                                                         ---------------------------------------
Cash at the end of the year............................  $       70    $      334    $      601
                                                         =======================================

                               Page 56 of 64 Pages

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

         Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance. The Company maintains a strong internal control auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. As part of their audit of the Company's 1997 financial statements, Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has considered the recommendations of the internal auditors and Arthur Andersen LLP concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1997, the Company's system of internal control is adequate to accomplish the objectives discussed herein.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF WHITNEY HOLDING CORPORATION:

         We have audited the accompanying consolidated balance sheets of Whitney Holding Corporation and subsidiaries (a Louisiana corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitney Holding Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP
New Orleans, Louisiana
January 15, 1998


                               Page 57 of 64 Pages

SUMMARY OF QUARTERLY FINANCIAL INFORMATION
--------------------------------------------------------------------------------
         The following quarterly financial information is unaudited. In the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for such periods are reflected.


                                                                         1997 - UNAUDITED
                                                          (in thousands, except per-share amounts)
                                            ----------------------------------------------------------------------
                                                         4TH             3RD              2ND                  1ST
                                                     QUARTER         QUARTER          QUARTER              QUARTER
                                            ----------------------------------------------------------------------
Interest income.............................$         74,601    $     74,572     $     72,154     $         70,082
Net interest income.........................          47,770          47,456           45,260               43,976
Reduction in reserve (provision)
  for possible loan losses..................               -           3,000                -                 (188)
Income before income taxes..................          20,053          21,755           20,790               16,081
Net income..................................          13,628          13,653           14,152               10,785
Earnings per share..........................$           0.66    $       0.66     $       0.68     $           0.52
Earnings per share, assuming dilution.......$           0.65    $       0.65     $       0.68     $           0.52
Dividends declared per share, historical
     Whitney Holding Corporation............$           0.28    $       0.28     $       0.28     $           0.28
Range of closing stock prices............... 46 1/8 - 59 3/4     40 - 47 1/4      35 1/4 - 43      34 3/4 - 40 1/2


                                                                         1996 - UNAUDITED
                                                          (in thousands, except per-share amounts)
                                            ----------------------------------------------------------------------
                                                         4TH               3RD            2ND                  1ST
                                                     QUARTER           QUARTER        QUARTER              QUARTER
                                            ----------------------------------------------------------------------
Interest income.............................$         69,909  $         68,261  $         66,104  $        66,346
Net interest income.........................          43,364            43,036            41,011           41,157
Reduction in reserve (provision)
  for possible loan losses..................           4,810              (190)             (110)             (75)
Income before income taxes..................          17,823            17,373            16,749           13,688
Net income..................................          11,799            11,867            11,421            9,407
Earnings per share..........................$           0.57  $           0.58  $           0.56  $          0.47
Earnings per share, assuming dilution.......$           0.57  $           0.58  $           0.56  $          0.46
Dividends declared per share, historical
     Whitney Holding Corporation............$           0.25  $           0.25  $           0.25  $          0.22
Range of closing stock prices............... 31 3/4 - 35 7/8   29 1/2 - 32 3/4   29 3/4 - 31 3/4  29 3/4 - 31 3/4





                               Page 58 of 64 Pages

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In response to this item,  registrant  incorporates  by  reference  the sections entitled "Election of Directors," "Certain Transactions" and "Compliance with Section 16(a) of the Exchange Act" of its Proxy Statement dated March 18, 1998.


Item 11: EXECUTIVE COMPENSATION

         In response to this item, registrant incorporates by reference the sections entitled "Compensation of Directors," "Executive Compensation" and the sub-sections entitled "Long-Term Incentive Plan" and "Executive Agreements" under the heading of "Executive Compensation Report," of its Proxy Statement dated March 18, 1998.


Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this item,  registrant  incorporates  by  reference  the
sections  entitled  "Voting   Securities  and  Principal  Holders  Thereof"  and
"Election of Directors" of its Proxy Statement dated March 18, 1998.


Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement dated March 18, 1998.




                               Page 59 of 64 Pages

                                     PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of the Company and its subsidiaries are included in Part II Item 8:

                                                                     Page Number
                                                                     -----------
         Consolidated Balance Sheets --
            December 31, 1997 and 1996                                        29

         Consolidated Statements of Operations --
            Years Ended December 31, 1997, 1996, and 1995                     30

         Consolidated Statements of Changes in Shareholders' Equity --
            Years Ended December 31, 1997, 1996, and 1995                     31

         Consolidated Statements of Cash Flows --
            Years Ended December 31, 1997, 1996, and 1995                     32

         Notes to Financial Statements                                        33

         Report of Independent Public Accountants                             57

         Summary of Quarterly Financial Information                           58


(a) (2) All schedules have been omitted because they are either not applicable or the required information has been included in the financial statements or notes to the financial statements.

(a)(3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter (filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission file number 0-1026) and incorporated herein by reference)

         Exhibit 3.2 - Copy of Bylaws (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference herein)

         Exhibit  10.1  -  Stock  Option   Agreement   between  Whitney  Holding
         Corporation and William L. Marks (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)



                               Page 60 of 64 Pages

         Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama and John C. Hope, III (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.10a - Long-term incentive program (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.10b - Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.11 - Executive compensation plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.12 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.13 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.14 - Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.14a - Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0- 1026) and incorporated by reference)



                               Page 61 of 64 Pages

         Exhibit 10.15 - Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.16 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
         Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.17 - Form of Amendment to the Executive agreements (filed as Exhibits 10.2 through 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.18 - Executive agreement between Whitney National Bank of Mississippi and Guy C. Billups, Jr. dated April 18, 1997 (filed as
         Exhibit 10.19 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank, successor by merger in early January 1998 to Whitney Bank of Alabama, Whitney National Bank of Florida and Whitney National Bank of Mississippi.
         All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         Exhibit 27 - Financial Data Schedule


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WHITNEY HOLDING CORPORATION
                                        (Registrant)



                             By: /s/ William L. Marks
                                ------------------------------------------------
                                William L. Marks
                                Chairman of the Board and
                                Chief Executive Officer      March 25, 1998
                                                       -------------------------
                                                                  Date

                               Page 62 of 64 Pages

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ William L. Marks               ,       Chairman of the Board and
-----------------------------------
    William L. Marks                       Chief Executive Officer and
                                           Director               March 25, 1998
                                                   -----------------------------

/s/ R. King Milling                ,       President and Director March 25, 1998
-----------------------------------                              ---------------
    R. King Milling

/s/ Edward B. Grimball             ,        Executive Vice President & C.F.O.
-----------------------------------
    Edward B. Grimball                      (Principal
                                             Accounting
                                             Officer)             March 25, 1998
                                                         -----------------------

/s/ John G. Phillips               ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    John G. Phillips

/s/ W.P. Snyder III                ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    W.P. Snyder III

/s/ Robert H. Crosby, Jr.          ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    Robert H. Crosby, Jr.

                                   ,        Director
-----------------------------------                      -----------------------
    Richard B. Crowell

/s/ James M. Cain                  ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    James M. Cain

/s/ Harry J. Blumenthal, Jr.       ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    Harry J. Blumenthal, Jr.

/s/ Robert E. Howson               ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    Robert E. Howson

/s/ Warren K. Watters              ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    Warren K. Watters

/s/ John K. Roberts, Jr.           ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    John K. Roberts, Jr.

/s/ William A. Hines               ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    William A. Hines

/s/ E. James Kock, Jr.             ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    E. James Kock, Jr.

/s/ John J. Kelly                  ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    John J. Kelly

/s/ Angus R. Cooper, III           ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    Angus R. Cooper, III

                                   ,        Director
-----------------------------------                      -----------------------
    Joel B. Bullard, Jr.

                               Page 63 of 64 Pages

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Camille A. Cutrone             ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    Camille A. Cutrone

/s/ Carroll W. Suggs               ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    Carroll W. Suggs

/s/ Alfred S. Lippman              ,        Director              March 25, 1998
-----------------------------------                      -----------------------
    Alfred S. Lippman


                              Page 64 of 64 Pages