Form 10-Q
period 1998-03-31
WHITNEY HOLDING CORP
filed 1998-05-14
CIK 106926

                                  May 14, 1998


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended March 31, 1998.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                                 Sincerely,




                                                 /s/ Edward B. Grimball
                                                --------------------------------
                                                Edward B. Grimball
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (504) 586-7570

EBG/drm

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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


                                 (504) 586-7272
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
The Company has only one class of common stock, of which 21,939,904 shares were outstanding on April 30, 1998.

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

----------------------------------------------------------------------------------------------------------------------

PART II.  Other Information

         Item 6:  Exhibits and Reports on Form 8-K..................................................................19


----------------------------------------------------------------------------------------------------------------------

         Signatures.................................................................................................21


                               Page 2 of 22 Pages

ITEM 1. Financial Statements
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                                            March 31,     December 31,
 ASSETS                                                                                             1998            1997
                                                                                               -----------------------------
 Cash and due from financial institutions..................................................      $  247,437      $  221,318

 Investment in securities:
      Securities available for sale .......................................................          93,492         103,253
      Securities held to maturity (fair value of $1,114,632 in 1998 and $1,179,631 in 1997)       1,101,089       1,165,035

 Federal funds sold and short-term investments.............................................         100,000             500

 Loans.....................................................................................       2,602,861       2,647,578
 Less reserve for possible loan losses.....................................................          41,407          42,805
                                                                                               -----------------------------
    Loans, net.............................................................................       2,561,454       2,604,773

 Bank premises and equipment, net..........................................................         139,788         138,164
 Other real estate owned, net..............................................................           1,671           2,661
 Accrued income receivable.................................................................          31,781          32,562
 Other assets..............................................................................          48,383          44,721
                                                                                               -----------------------------

           TOTAL ASSETS....................................................................      $4,325,095      $4,312,987
                                                                                               =============================

 LIABILITIES
 Deposits:
      Non-interest-bearing demand deposits.................................................      $1,051,156      $1,060,793
      Interest-bearing deposits............................................................       2,440,604       2,449,930
                                                                                               -----------------------------
          Total deposits...................................................................       3,491,760       3,510,723

 Federal funds purchased and securities sold under repurchase agreements...................         305,559         289,603

 Dividends payable.........................................................................           6,259           5,820

 Other liabilities.........................................................................          32,037          28,113
                                                                                               -----------------------------

           TOTAL LIABILITIES...............................................................      $3,835,615      $3,834,259
                                                                                               -----------------------------


 SHAREHOLDERS' EQUITY
 Common stock..............................................................................      $    2,800      $    2,800

 Capital surplus...........................................................................         121,928         119,600

 Retained earnings.........................................................................         374,077         365,939

 Accumulated other comprehensive income (loss).............................................            (344)           (366)
                                                                                               -----------------------------

           Total...........................................................................         498,461         487,973

 Treasury stock at cost, 315,787 shares in 1998 and 346,344
    shares in 1997, and unearned restricted stock compensation.............................           8,981           9,245
                                                                                               -----------------------------

           TOTAL SHAREHOLDERS' EQUITY......................................................      $  489,480      $  478,728
                                                                                               -----------------------------

           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY......................................................      $4,325,095      $4,312,987
                                                                                               =============================

 The accompanying notes are an intergral part of these financial statements.

                               Page 3 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except share and per-share amounts)                          FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                           1998                 1997
                                                                     ----------          -----------
INTEREST INCOME
Interest and fees on loans........................................      $54,027              $47,604
Interest and dividends on investments:
      U.S. Treasury and agency securities.........................       11,339               15,213
      Mortgage-backed securities..................................        6,400                4,451
      Obligations of states and political subdivisions............        1,710                1,934
      Federal Reserve stock and other corporate securities........           97                   65
Interest on federal funds sold and short-term investments.........        1,070                  815
                                                                     ----------          -----------
            TOTAL.................................................      $74,643              $70,082
                                                                     ----------          -----------

INTEREST EXPENSE
Interest on deposits..............................................      $22,626              $20,659
Interest on federal funds purchased and securities
      sold under repurchase agreements............................        3,752                5,446
                                                                     ----------          -----------
            TOTAL.................................................      $26,378              $26,105
                                                                     ----------          -----------
Net interest income...............................................      $48,265              $43,977
Provision for possible loan losses................................            0                  188
                                                                     ----------          -----------
Net interest income after provision for possible loan losses......      $48,265              $43,789
                                                                     ----------          -----------

NON-INTEREST INCOME
Gain on sale of securities........................................      $     -              $     -
Other non-interest income.........................................       12,600               10,808
                                                                     ----------          -----------
            TOTAL.................................................      $12,600              $10,808
                                                                     ----------          -----------

NON-INTEREST EXPENSE
Salaries and employee benefits....................................      $20,852              $19,541
Occupancy of bank premises, net...................................        3,177                3,024
Other non-interest expenses.......................................       15,581               15,949
                                                                     ----------          -----------
            TOTAL.................................................      $39,610              $38,514
                                                                     ----------          -----------
Income before income taxes........................................      $21,255              $16,083
Income tax expense................................................        6,859                5,296
                                                                     ----------          -----------
Net income........................................................      $14,396              $10,787
                                                                     ==========          ===========

Earnings per share................................................        $0.69                $0.52
Earnings per share , assuming dilution............................        $0.68                $0.52


Weighted average shares outstanding...............................   20,834,981           20,581,318
Weighted average shares, assuming dilution........................   21,060,170           20,718,543

The accompanying notes are an intergral part of these financial statements.

                               Page 4 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                   For the Three Months Ended
                                                                                             March 31, 1998
                                                                                      1998               1997
                                                                             ------------------------------------
Cash flows from operating activities:
   Net income..............................................................  $        14,396       $       10,787
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation.........................................................            3,614                3,120
      Provision for possible loan losses...................................                -                  188
      Provision for losses on OREO and other problem assets................               31                    -
      Amortization of intangible assets and unearned restricted stock
         compensation......................................................            1,280                  896
      Amortization of premiums and discounts on investment securities, net.              271                1,039
      Net gains on sales of OREO and other property........................             (237)                 (11)
      Deferred tax expense (benefit).......................................              376                 (581)
      Increase (Decrease) in accrued income taxes..........................            5,856                5,395
      (Increase) Decrease in accrued income receivable and other assets....           (2,695)              (3,447)
      Increase (Decrease) in accrued expenses and other liabilities........           (1,704)                (995)
                                                                             ------------------------------------
      Net cash provided by operating activities............................  $        21,188       $       16,391
                                                                             ------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity......  $       136,429       $      248,734
   Proceeds from maturities of investment securities available for sale....            9,696               49,106
   Purchases of investment securities held to maturity.....................          (72,648)            (265,079)
   Purchases of investment securities available for sale...................                -              (11,984)
   Net (increase) decrease in loans........................................           43,225               (4,962)
   Net (increase) decrease in federal funds sold and short-term investments          (99,500)              23,019
   Proceeds from sales of OREO and other property..........................            1,323                   66
   Capital expenditures....................................................           (5,770)              (7,362)
   Other...................................................................             (394)                 465
                                                                             ------------------------------------
   Net cash provided by (used in) investing activities.....................  $        12,361       $       32,003
                                                                             ------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits.........  $        (9,637)      $      (25,689)
   Net increase (decrease) in interest-bearing deposits other than
      time deposits........................................................            8,851               (2,879)
   Net increase (decrease) in time deposits................................          (18,177)              18,069
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements..........................................           15,956              (63,177)
   Sale of common stock under employee savings plan and dividend
      reinvestment plan....................................................            1,474                1,025
   Exercise of stock options...............................................              543                  343
   Options returned to fund employee tax liability on exercise.............             (620)                   -
   Dividends paid..........................................................           (5,820)              (4,489)
   Dividends paid, pooled entities.........................................                -                 (580)
                                                                             ------------------------------------
   Net cash provided by (used in) financing activities.....................  $        (7,430)      $      (77,377)
                                                                             ------------------------------------

Net increase (decrease) in cash and cash equivalents.......................  $        26,119       $      (28,983)
Cash and cash equivalents at the beginning of the period...................          221,318              245,261
                                                                             ------------------------------------
Cash and cash equivalents at the end of the period.........................  $       247,437       $      216,278
                                                                             ====================================
Interest income received...................................................  $        75,424       $       69,043
                                                                             ====================================
Interest expense paid......................................................  $        26,412       $       26,422
                                                                             ====================================
Net federal income taxes paid..............................................  $            33       $          253
                                                                             ====================================


The accompanying notes are an integral part of these financial statements.

                               Page 5 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Whitney Holding Corporation and its subsidiaries (the "Company") follow accounting and reporting policies generally accepted within the banking industry. In preparing this quarterly report, all adjustments have been made which, in the opinion of management, are necessary to fairly state the financial results for the interim periods presented. Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The Company recommends that these financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly-owned subsidiaries, Whitney National Bank (the "Bank") and Whitney Community Development
Corporation. From 1994 through 1997, the Company operated as a multi-bank holding company. In January 1998, the Company merged all of its separately chartered banking operations into Whitney National Bank.

RESTATEMENT AND RECLASSIFICATION

         Prior period information has been restated to give effect to a merger completed in April 1997 which has been accounted for as a pooling of interests. Certain balances in prior periods have been reclassified to conform with this period's financial presentation.

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

EARNINGS PER SHARE

         During 1997 the Financial Accounting Standards Board ("FASB") issued a statement that revised and simplified the standards for the calculation of earnings per share ("EPS"). Under these standards, which became effective for the period ended December 31, 1997, the Company reports two measures of EPS. The basic EPS measure is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. The second measure of EPS incorporates the dilutive effect of potential common shares by increasing the number of common shares outstanding used in the basic calculation by the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued, all as determined using the treasury stock method where appropriate. The new standards have been applied to the calculation of EPS for all periods presented.

         In calculating both measures of EPS, the Company's reported net income equals income available to common shareholders. The potential common shares that are factored into the calculation of the weighted-average shares outstanding for the diluted EPS measurement consist only of unexercised stock options that the Company has granted to employees and directors.



RECENT PRONOUNCEMENTS

                               Page 6 of 22 Pages

         In February 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." While this statement amends and expands the disclosure requirements of existing accounting standards, it does not address accounting measurement or recognition and will not impact the Company's financial position or results of operations. The expanded disclosures will first be presented in the Company's annual report for the year ending December 31, 1998.

         In 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about a company's operating segments and requires that reportable segments be identified based on how management organizes the company's operations and related financial information for decision-making purposes and performance assessment. The provisions of SFAS No. 131 are effective for 1998, but the required disclosures need not be provided in interim financial statements during the initial year.

2) COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," which is effective for 1998, establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. For the quarters ended March 31, 1998 and 1997, comprehensive income was comprised of the following:

                                               1998                        1997
                                           --------                    --------
Net income for the quarter                 $ 14,396                    $ 10,787

Other comprehensive income:

     Unrealized holding gain (loss)
        on securities available for sale,
        net of tax effect of $6 in 1998
        and $370 in 1997                        (12)                      ( 688)

    Amortization of  unrealized  holding
        (gain) loss at transfer of
        securities from available for sale
        to held to maturity, net of tax
        effect of ($17)in 1998 and
        ($17) in 1997                            34                          35

    Reclassification adjustment, net of
        tax, for held to maturity
        securities amortization
        included in net income                  (34)                        (35)
                                           --------                    --------

Total comprehensive income for the
        quarter                            $ 14,384                    $ 10,099
                                           ========                    ========


3) MERGERS AND ACQUISITIONS

         In March 1998, the Company announced that it had entered into a definitive agreement to merge with The First National Bancorp of Greenville, Inc., the holding company for The First National Bank of Greenville, Alabama which has three branches and approximately $117 million in assets. The merger is subject to approval by First National Bancorp shareholders, approval from appropriate regulatory agencies and other customary conditions to closing.

         The Company expects to complete a merger with Louisiana National Security Bank ("LNSB") of Donaldsonville in May of 1998. LNSB operates three banking offices in Ascension Parish, Louisiana and has total assets of approximately $105 million, $52 million in loans, total deposits of $92 million and shareholders' equity of $13 million. This transaction

                               Page 7 of 22 Pages
is priced at approximately $32 million. This merger is intended to qualify as a tax-free reorganization and will be accounted for as a pooling of interest.

         On April 24, 1998, the Company completed its merger with Meritrust Federal Savings Bank ("Meritrust") of Thibodaux, Louisiana. Meritrust operated eight banking offices in southeast Louisiana and had total assets of approximately $234 million, $121 million in loans, total deposits of $210 million and shareholders' equity of $20 million. The price of the transaction was $60.5 million and Meritrust shareholders received approximately 1.1 million shares of Company common stock at the closing. This merger was accounted for as a pooling of interests.

         In April 1997, the Company merged with Merchants Bancshares, Inc., the parent of Merchants Bank & Trust Company ("MB&T") of Gulfport, Mississippi. MB&T, with operations along the Mississippi Gulf Coast, which had total assets of approximately $208 million, deposits of $188 million and shareholders' equity of $17 million. The transaction was priced at approximately $52 million and Merchants Bancshares shareholders received approximately 1.45 million shares of Company common stock at the closing. The merger was accounted for as a pooling of interests.

         In February 1997, the Company completed a merger with First National Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma ("FNBH").
FNBH, with operations in Terrebonne Parish, Louisiana, had total assets of approximately $235 million, $126 million in loans, total deposits of $210 million and shareholders' equity of $18 million. The price of this transaction was $41 million. FNB shareholders received approximately 1.13 million shares of Whitney Holding Corporation common stock at the closing. This merger was also accounted for as a pooling of interests.




                               Page 8 of 22 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation earned $14.4 million for the first quarter of 1998 or $0.69 per share. For the first quarter of 1997, the Company earned $10.8 million or $0.52 per share. Excluding the effect of merger related expenses, earnings for the first quarter of 1997 were $11.6 million or $0.56 per share.

         Taxable-equivalent net interest income increased $4.2 million or 9.3% between the first quarters of 1997 and 1998, and the taxable-equivalent net interest margin increased to 5.13% from 4.86% between these periods. Noninterest income improved by $1.8 million or 16.6% in the first quarter of 1998 from the same period in 1997, while non-interest expense, including all merger-related expenses, increased $1.1 million or 2.8% between these periods.

         The following compares the Company's annualized return on average total assets and its return on average shareholders' equity for the three month periods ended March 31, 1998 and 1997.

                                                        1998                1997
                                                      ------              ------
Return on average assets:
         First quarter -
              Total return                             1.36%               1.05%
              Return before merger expenses            1.36%               1.14%

Return on average shareholders' equity:
         First quarter -
              Total return                            12.02%               9.83%
              Return before merger expenses           12.02%              10.59%


         For the first quarter of 1998, average earning assets were $3.90 billion, a net increase of $133 million or 3.5% from $3.77 billion in the first quarter of 1997. Average loans outstanding grew $322 million or 14% between the first quarters of 1997 and 1998. The growth in the loan portfolio was partly funded by maturities of investment securities and the total average investment in securities in 1998 decreased $208 million for the first quarter as compared to 1997. At March 31, 1998, earning assets totalled $3.90 billion compared to $3.92 billion at December 31, 1997.

         Average total deposits increased $233 million or 7.2% to $3.45 billion in the first quarter of 1998 compared to $3.22 billion in the first quarter of 1997. Total deposits at March 31, 1998 were $3.49 billion, a slight decrease from the $3.51 billion balance at year end 1997. Short-term funds obtained through purchases of federal funds and sales of securities under repurchase agreements, net of funds used in sales of federal funds and short-term liquidity management investments, decreased on average by $152 million or 39% for the first quarter of 1998 when compared to 1997. The net increase in the Company's average deposits and short-term funds position of $81 million for the first quarter of 1998 supported the growth in average loans for this period as compared to 1997.

         Non-performing assets decreased $2.3 million in the first three months of 1998 from year end 1997 to $11.0 million at March 31, 1998. The quarter-end total was $5.8 million or 35% below the level of non-performing assets at March 31, 1997. The reserve for possible loan losses was $41.4 million on March 31, 1998, an amount which represented 534% of total nonaccruing loans and 1.6% of total loans. At year end 1997, the reserve coverage was 475% of nonaccruing loans and 1.6% of total loans.

         On February 18, 1998 the Company declared a first quarter dividend of $0.30 per share of common stock, payable April 1, 1998. This is a 7.1% increase over the $0.28 dividend declared by the Company in each quarter of 1997.

                               Page 9 of 22 Pages

FINANCIAL CONDITION

Loans

         The Company continued to increase its overall loans outstanding in the first quarter of 1998. Average loans grew to $2.59 billion in 1998 or an increase of $322 million or 14% over the $2.26 billion outstanding in the same period of 1997. The loan growth between these periods reflects both the Company's expansion into Gulf Coast markets and the continued favorable economic conditions in the Company's overall market area, which primarily includes the southern portions of Louisiana, Mississippi and Alabama and the western Florida panhandle, as well as the impact of a focused effort to market the Company's retail and commercial loan products. Total loans outstanding of $2.60 billion at March 31, 1998 were $46 million or 1.7% below the total at year end 1997 primarily as a result of seasonal decreases during the first quarter.

         All categories of loans experienced growth from the end of the first quarter of 1997 to the end of the first quarter of 1998. Commercial loans other than those secured by real estate increased approximately $96 million or 9.7% between these dates. The overall increase in commercial loans was well distributed over a number of different industries, including loans to entities involved in manufacturing, wholesaling, retailing, and natural resource exploration and development. Loans secured by commercial and other non-retail residential mortgage loans increased approximately $131 million or 19%. This growth came both from loans on income producing properties as well as from loans secured by other real estate used in commercial operations. Retail mortgages grew by approximately $92 million or 24% between these dates, largely as a result of the continued successful marketing of retail loan products that have been introduced in recent years as an alternative to the conventional mortgage loan products that the Company originates for sale in the secondary market. Loans to individuals, which include various consumer installment and credit line loan products, increased $8 million or approximately 3.7%.

Deposits and Short-Term Borrowings

         The Company's average total deposits increased $233 million or 7.2% in the first quarter of 1998 when compared to the same period in 1997. As is shown in Table 1 on page 17, in 1998 average non-interest-bearing demand deposits increased $78 million or 8.3% for the first quarter when compared to 1997. Factors that contributed to this increase include the successful promotion of newer small business and personal checking account products throughout the Company's expanding market area as well as the attraction of deposits to new branch locations opened during 1998 and recent years.

         Table 1 also shows that average interest-bearing deposits have increased $155 million or 6.8% between the first quarter of 1997 and 1998. First quarter average savings, NOW and money market account deposits increased a net $100 million or 7.9% between 1997 and 1998. The success of continuing periodic campaigns to promote a premium money market product first introduced in 1996 was primarily responsible for this deposit growth. Total money market account deposits grew $155 million or 47% in 1998's first quarter as compared to 1997. Between 1997 and 1998, average regular savings deposits decreased $37 million or 7.6% for the first quarter. Average NOW account deposits were also lower in 1998 as compared to 1997, decreasing approximately $19 million or 4.2% for the first quarter. A portion of the year-to-year decreases in regular savings and NOW account deposits is attributable to funds moving to the premium money market product.

         The time deposit category, which includes both core time deposits of under $100,000 and time deposits of $100,000 and over, showed a net increase of approximately $56 million or 5.5% for the first quarter of 1998. Within this category, core deposits decreased $43 million or 7.6% for the quarter while other deposits had a quarterly increase of $99 million or 22%. The increase in other time deposits in 1998 resulted primarily from the solicitation of collateralized public fund deposits as an alternative to broker repurchase agreement borrowings.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending activity as well

                               Page 10 of 22 Pages
as part of the Company's services to correspondent banks and certain other customers. With the growth in average deposits and, as discussed below, the reduction in the average investment in securities providing significant funding for the growth in average loans between the first quarters of 1997 and 1998, the Company's average short-term borrowings decreased $133 million or 30% between these periods. The Company's average short-term borrowing position, net of short-term funds, decreased $152 million for the first quarter in 1998 compared to the same period in 1997.

Investment in Securities

         The Company's total investment in securities decreased $73 million to $1.19 billion at March 31, 1998 compared to $1.27 billion at December 31, 1997. The average total investment securities portfolio decreased $208 million or 14.4% between the first quarter of 1997 and the first quarter of 1998. Funds provided by maturing investment securities, in particular U. S. Treasury securities, have been used to partially satisfy increased loan demand in recent years. Also in recent years, the Company has gradually used its reinvestment opportunities to increase the percentage of the overall portfolio invested in higher yielding mortgage-backed issues, obligations of states and municipalities, and U. S. government agency securities and to reduce its emphasis on U. S. Treasury securities.

         The weighted-average expected maturity of the overall portfolio of securities was 45 months at March 31,1998 as compared to 42 months at March 31, 1997. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yield increased 32 basis points to 6.63% for the first quarter of 1998 when compared to the same period in 1997.

         Securities classified as available, which are reported at their estimated fair values, represented approximately 8% of the total investment portfolio at March 31,1998 and at year end 1997. The net unrealized gains or losses on these securities are reported, net of tax, as a separate component of shareholders' equity. At both year end 1997 and quarter end 1998, the net unrealized gain was approximately $0.3 million. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. During 1997, securities that had been classified by various pooled entities as available for sale were transferred to the held to maturity category in accordance with the investment policies and practices of the Company. These transfers were recorded at fair value. The unrealized gains and losses at the transfer dates, which are included net of tax as a component of shareholders' equity, were insignificant.

Bank Premises and Equipment

         The net investment in bank premises and equipment at March 31, 1998 of $140 million represents a $2 million increase from the level at year end 1997 and a $17 million or 14% increase from March 31, 1997. In recent years and continuing into 1998, the Company accelerated the expansion of its branch and automated teller machine networks, the renovation or replacement of existing branch facilities, and the enhancement of its facilities for support operations. Between March 31, 1997 and March 31, 1998, the Company completed or began construction on eleven new branch locations throughout its market area, including a new administrative headquarters for the Alabama region. During 1997 the Company also substantially completed the upgrade of its branch delivery system and its office automation system.

Asset Quality

         As is shown in Table 2 on page 18, total non-performing assets decreased to $11.0 million at March 31, 1998 from $13.3 million on December 31, 1997. The 1998 quarter-end total is $5.8 million or 35% below the level of non-performing assets at March 31, 1997. The Company recovered $1.5 million of previously charged-off loans in the first quarter of 1998. As is shown in Table 3 on page 18, over the same period the Company identified $2.9 million of loans to be charged off as uncollectible against the reserve for possible loan losses, resulting in a net charge-off for the first quarter of $1.4 million. In 1997, the Company had a net charge-off of $0.8 million in the first quarter.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. During 1997, a small total provision of $0.2 million was made by pooled entities prior to their mergers with the Company. No provision for possible loan losses was made in the first quarter of 1998. The reserve for possible loan losses represented 534% of nonaccruing loans and 443% of non-performing loans at March

                               Page 11 of 22 Pages

31, 1998. At year end 1997 this reserve coverage was 475% of nonaccruing loans and 405% of non-performing loans. The reserve for possible loan losses represented 1.59% of total loans at March 31, 1998 and 1.62% at December 31, 1997.

         Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are carried in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. Operating income from these property interests, primarily from oil and gas royalties and real estate operations, was approximately $247 thousand for the first three months of 1998 compared to $226 thousand for the first three months of 1997. Future dispositions of these assets may result in the recognition of substantial gains.

Capital Adequacy

         The regulatory capital ratios for the Company and Whitney National Bank are compared in the accompanying table to the minimums that are currently required under capital adequacy standards imposed by their regulators and those that banks must maintain to be eligible for a "well capitalized" classification under the prompt corrective action regulatory framework. Note that the December 31, 1997 information for the Bank was calculated as if the January 1998 merger of the Company's multi-state banking subsidiaries had already been effective. The Company's and the Bank's risk-based capital ratios increased between December 31, 1997 and March 31, 1998 and all ratios continued well in excess of the minimum requirements. The increases between these dates are the result of growth in regulatory capital through retained earnings coupled with a stable level of total risk-weighted assets.


                                                                       Minimum              Minimum for
                                  March  31,      December 31,    Capital Adequacy      "Well Capitalized"
                                      1998               1997         Standard            Classification
                           -------------------------------------------------------------------------------
(dollars in thousands)

Tier 1 risk-based capital ratio:
     Company                        15.22%           14.84%            4.00%                    n/a
     Whitney National Bank          14.94%           14.63%            4.00%                  6.00%
Total risk-based capital ratio:
     Company                        16.47%           16.10%            8.00%                    n/a
     Whitney National Bank          16.20%           15.88%            8.00%                 10.00%
Tier 1 leverage capital ratio:
     Company                        10.95%           10.72%            4.00%                    n/a
     Whitney National Bank          10.75%           10.55%            4.00%                  5.00%

Total risk-weighted assets:
     Company                    $3,098,000       $3,099,000
     Whitney National Bank      $3,095,000       $3,094,000




                               Page 12 of 22 Pages

RESULTS OF OPERATIONS

Net Interest Income

         Taxable-equivalent net interest income in 1998 increased $4.2 million or 9.3% for the first quarter when compared to the same period in 1997. The net interest margin increased to 5.13% for 1998's first quarter, an increase of 27 basis points over the 4.86% margin in the same period in 1997. A combination of factors contributed to these changes, the components of which are detailed in Table 1 on page 17.

         Taxable-equivalent loan interest income increased $6.5 million or 13.5% for the first three months of 1998 when compared to the same period in 1997. This increase was the result of the growth in average loans outstanding, growth which totalled $322 million or 14.2% for the first quarter of 1998 when compared with the first quarter of 1997. The increase in interest income from loan growth was partially offset by the impact of a moderate 5 basis point decrease in the effective loan yield from 8.55% in 1997 to 8.50% in 1998. The decrease in the effective loan yield is consistent with a relatively stable market interest rate environment that continues to afford borrowers favorable repricing opportunities and with active competition among lenders to satisfy the loan demand of a healthy market area economy.

         Taxable-equivalent interest income on investments securities for 1998's first quarter decreased $2.2 million or 9.9% from the first quarter of 1997. This decrease is the result of the reduction in the average investment in securities between 1997 and 1998, which totalled $208 million or 14.2% for the first quarter. The effective investment portfolio average yield increased 32 basis points to 6.63% for the first quarter of 1998, primarily as a result of higher yields obtained on reinvestment and a moderate shift in the portfolio mix toward mortgage-backed issues and away from U.S. Treasury securities. Market interest rates were relatively stable during 1997, moderating somewhat into 1998. The Company, however, has structured the maturities of its investment portfolio in a way that reduces the sensitivity of its effective yield to current market conditions.

         The net increase in total taxable-equivalent interest income between 1997 and 1998 was $4.5 million or 6.3% for the first quarter. The overall effective earning-asset yield in the first quarter of 1998 was 7.84% or 20 basis points above the 7.64% yield in 1997.

         Interest expense was little changed between the first quarters of 1997 and 1998, increasing $0.3 million or 1.0%. Total interest-bearing liabilities increased on average a net $22 million or 0.8% in the 1998 quarter compared to 1997, as $155 million of growth in average interest-bearing deposits was largely offset by a $133 million decrease in average short-term borrowings. As discussed earlier, the overall growth in interest-bearing deposits was primarily a function of the success of a premium money market product. The growth in this deposit product is also reflected in the moderate increase in the overall cost of funds for interest-bearing deposits, which rose 9 basis points to 3.76% for the first quarter of 1998 compared to 3.67% for the same period in 1997. As shown in Table 1, the cost of short-term borrowings decreased 10 basis points between the first quarters of 1997 and 1998, and the overall cost of funds rate on interest-bearing liabilities was stable between these periods at 3.88% for 1998 and 3.87% for 1997.





                               Page 13 of 22 Pages

Other Income and Expense

         Non-interest income increased $1.8 million or 16.6% for the first quarter of 1998 when compared to the same period in 1997. Gains on sales of foreclosed assets and other non-recurring income totalled $0.2 million in the first quarter of 1998 compared to $0.6 million in 1997.

         Income from service charges on deposit accounts, which accounted for approximately half of recurring non-interest income in each of these quarterly periods, increased $0.4 million or 8.4% in the first quarter of 1998 as compared to 1997. This increase can be attributed mainly to changes in the rate schedule for certain deposit services.

         Between the first quarters of 1997 and 1998, fee income from credit card transaction operations increased by approximately $0.6 million or 39%, reflecting both economic conditions as well as successful marketing efforts. Successful marketing throughout an expanding market area is also reflected in the increase in trust services income of $0.6 million or 53% between these periods. Income from trust investment management services has also benefited from the strong performance of the financial markets in recent years. The Company's secondary mortgage market lending operations generated an increase in income of $0.2 million or 116% for the first quarter of 1998 compared to the same period in 1997. A healthy economy, market interest rates that favor home sales and present refinancing opportunities, and the Company's allocation of additional resources to its mortgage banking operations all contributed to the strong performance in this income category.

         Most other categories of non-interest income registered solid increases in the first quarter of 1998 compared with 1997. These include a 30% increase in income from services to support customers' international business, a 41% increase in fees for investment services provided to correspondent banks and other customers, and a 12% increase in fee income from the Company's expanding ATM network.

         Non-interest operating expenses, excluding merger-related expenses, were $39.6 million for the first quarter of 1998 and $37.6 million in 1997, an increase of $2.1 million or 5.5%.

         Salaries and employee benefits expense totalled $20.8 million for the first quarter of 1998 and $19.3 million for 1997, excluding merger-related expenses. This represents an increase of $1.5 million or 7.8%. Executive incentive compensation increased approximately $0.7 million in 1998 compared to 1997, partly as a result of a $0.4 million increase in stock-based incentive compensation that relates to awards granted during 1997. The remaining quarter-to- quarter increase of approximately $0.8 million or 4.1% is attributable to regular merit increases, the cost of staffing the expanding branch network and other staff additions, and to the net change in the cost of various employee benefit and incentive programs.

         Non-interest expenses other than personnel-related expenses decreased $0.2 million or 1.1% between the first quarter of 1997 and the first quarter of 1998. Excluding merger expenses reported in 1997, there was a quarterly increase in 1998 of $0.5 million or 2.8%.

         Occupancy expense increased $0.2 million or 5.1% for the first quarter of 1998 as compared to 1997. This increase is mainly attributable to additional branches and other new facilities opened during 1997 and 1998.

         Excluding the merger expenses in 1997, the remaining net increase in non-personnel-related expenses was approximately $0.4 million or 2.3% for the first quarter of 1998 as compared to 1997. Credit card transaction processing expenses increased $0.4 million or 39% between these periods, an increase which is consistent with the growth in related fee income discussed above. Also contributing to the overall increase were additional costs incurred to furnish, equip and service the new banking facilities, to establish and maintain voice and data communication links throughout the Company's expanded service area, to replace and upgrade the branch delivery system, including providing necessary training, and to install a standardized office automation network. Partially offsetting these increased expenses were savings realized in connection with the periodic negotiation of certain service contracts and a net reduction in Federal Reserve Bank processing charges.

         The Company and its merger candidates incur various nonrecurring costs to complete merger transactions and to consolidate operations subsequent to a merger. These include change in control payments and other employment-related costs, investment banker fees, fees for various professional services, and losses related to obsolescence and contract cancellations. The Company reported approximately $1.0 million in merger-related expenses for the first quarter of 1997 and none for 1998's first quarter.

                               Page 14 of 22 Pages

Income Taxes

         The Company provided for income taxes at an overall effective rate of 32.3% for the first quarter in 1998 compared to 32.9% for the same period in 1997. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations.

ASSET/LIABILITY MANAGEMENT

         The Company maintains an asset/liability management process which has as its focus the development and implementation of strategies in the funding and deployment of the Company's resources which are expected to maximize soundness and profitability over time. These strategies reflect the goals set by the Company for capital adequacy, liquidity, and the acceptable levels of risk established in Company policies. As part of this process the Company uses an earnings simulation model to analyze how its net interest income and net income would change in response to changes in market interest rates. The simulation model incorporates management's expectations regarding loan demand, deposit product preferences, pricing and funds availability, prepayment rates, and the spread of rates between different financial instruments, among other factors. Interest rate change scenarios of plus and minus 100, 200 and 300 basis points are run in the model against the Company's balance sheet and the results of these simulations show the impact on the Company's future earnings and on the discounted cash value of its balance sheet. Management has established policy limits which are used to monitor the results of these tests. Should these simulations yield changes that are not within limits, management would evaluate the desirability of altering the loan and deposit portfolios of the Company or of taking other steps to return the Company to policy limits. The simulations run at March 31, 1998 yielded results that were all within policy limits and showed no material impact on earnings or net asset values. These simulated results also show no significant negative impact on the Company's liquidity position.


LIQUIDITY AND OTHER MATTERS

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

         The consolidated statements of cash flows on page 5 provide a summarized view of the Company's uses and sources of liquidity for the three-month periods ended March 31, 1998 and 1997. The Company generated $21 million in liquid funds from operations for the first three months of 1998 and paid total dividends of $5.8 million. A major source of liquid funds during the first three months of 1998 was unreinvested maturities of investment securities totalling $73 million. Also providing funds for the first quarter of 1998 was a net reduction in loans of approximately $43 million. Much of the funds provided from investment maturities and loan reductions served to increase short-term liquidity as shown by the $99 million increase in federal funds sold and short-term investments. This increase in liquidity is expected to support near-term loan growth after certain seasonal paydowns.

         Total deposits, which are discussed in more detail below, decreased slightly during the first three months of 1998, using $18 million of funds during this period. At the same time, short-term borrowings of federal funds and sales of securities under repurchase agreements increased $16 million.

         Average core deposits, defined as all deposits other than time deposits of $100,000 or more, increased by $134 million between the first three months of 1998 and 1997. Growth in average non-interest-bearing demand deposits of $77 million in 1998 and net growth of $100 million in average interest-bearing checking, savings and money market account deposits for the same period was offset by a $43 million decrease in core time deposits. Other time deposits increased on average by $99 million for the first quarter in 1998 as compared to 1997, primarily as an alternative source of funds to short-term repurchase agreement borrowings.

                               Page 15 of 22 Pages

         As of March 31, 1998, the portfolio of investment securities held to maturity was expected to generate approximately $352 million of principal cash flow within one year. An additional $93 million of investment securities was classified as available for sale at the end of 1998's first quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

         The Bank had approximately $1.2 billion in unfunded loan commitments and lines of credit outstanding at March 31, 1998, unchanged from the level at December 31, 1997. Because commitments and unused credit lines may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements. Draws by customers against these commitments are not expected to place any unusual strain on the Company's liquidity position.



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


                               Page 16 of 22 Pages

TABLE 1.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands)
                                                                       FIRST QUARTER ENDED MARCH 31,
                                                                  1998                             1997
                                                    ----------------------------------------------------------------
                                                     Average     Income/   Yield/     Average     Income/   Yield/
                                                     Balance     Expense    Rate      Balance     Expense    Rate
                                                    ----------------------------------------------------------------
ASSETS
Loans (tax equivalent)  (1),(2)...................  $2,586,827    $54,220    8.50 %  $2,264,834    $47,760    8.55 %
                                                    ----------------------------------------------------------------

U. S. Treasury securities.........................    $277,577     $4,461    6.52 %    $554,018     $7,989    5.85 %
U.S. government agency securities.................     425,594      6,877    6.46       459,975      7,224    6.28
Mortgage-backed securities .......................     400,325      6,400    6.39       281,635      4,451    6.32
State and municipal securities
     (tax equivalent) u(1)........................     128,209      2,631    8.21       144,853      2,974    8.21
Federal Reserve stock and other
     corporate securities.........................       6,352         97    6.11         5,933         65    4.38
                                                    ----------------------------------------------------------------
  Total investments in securities (1),(3).........  $1,238,057    $20,466    6.63 %  $1,446,414    $22,703    6.31 %
                                                    ----------------------------------------------------------------

Federal funds sold and short-term investments.....      78,543      1,070    5.52 %      59,340        815    5.57 %
                                                    ----------------------------------------------------------------
  Total interest-earning assets...................  $3,903,427    $75,756    7.84 %  $3,770,588    $71,278    7.64 %
                                                    ----------------------------------------------------------------

Cash and due from financial institutions..........     210,585                          210,122
Bank premises and equipment, net..................     138,608                          120,971
Other real estate owned, net......................       2,373                            4,329
Other assets......................................      79,938                           84,995
Reserve for possible loan losses..................     (42,687)                         (42,691)
                                                    ----------                       ----------
  Total assets....................................  $4,292,244                       $4,148,314
                                                    ==========                       ==========

LIABILITIES
Savings deposits..................................    $449,328     $2,693    2.43 %    $486,281     $3,205    2.67 %
NOW and MMDA deposits.............................     914,646      6,340    2.81       778,177      4,606    2.40
Time deposits.....................................   1,075,335     13,593    5.13     1,019,598     12,848    5.11
                                                    ----------------------------------------------------------------
  Total interest-bearing deposits.................  $2,439,309    $22,626    3.76 %  $2,284,056    $20,659    3.67 %
                                                    ----------------------------------------------------------------

Federal funds purchased and
  repurchase agreements...........................     317,326      3,752    4.80 %     450,399      5,446    4.90 %
                                                    ----------------------------------------------------------------
  Total interest-bearing liabilities..............  $2,756,635    $26,378    3.88 %  $2,734,455    $26,105    3.87 %
                                                    ----------------------------------------------------------------

Demand deposits, non-interest-bearing.............   1,014,545                          937,091
Other liabilities.................................      35,199                           31,669
Shareholders' equity..............................     485,865                          445,099
                                                    ----------                       ----------
  Total liabilities and shareholders'
     equity.......................................  $4,292,244                       $4,148,314
                                                    ==========                       ==========

  Net interest income/margin
      (tax equivalent) (1)........................                $49,378    5.13 %                $45,173    4.86 %
                                                                  =======    ======                =======    ======


(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35%.
(2)  Average balance includes nonaccruing loans of $8,712 and $9,365 for the first quarters in 1998 and 1997, respectively.
(3)  Average balance excludes unrealized gain or loss on securities available for sale.

                               Page 17 of 22 Pages

TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions)

                                                      1998                       1997
                                                     -----      --------------------------------------
                                                       1st        4th        3rd        2nd        1st
                                                     -----      --------------------------------------
Loans accounted for on a nonaccrual basis.........    $7.7       $9.0       $7.0       $9.4       $9.9

Restructured loans................................     1.6        1.6        2.2        2.8        2.4
                                                     -----      --------------------------------------
Total non-performing loans........................    $9.3      $10.6       $9.2      $12.2      $12.3
                                                     -----      --------------------------------------

Other real estate owned, net......................     1.7        2.7        3.1        4.1        4.5

Other foreclosed assets...........................       -          -          -        0.1          -
                                                     -----      --------------------------------------
Total non-performing assets.......................   $11.0      $13.3      $12.3      $16.4      $16.8
                                                     =====      ======================================

Net gain on sales of OREO.........................    $0.2          -       $1.1       $0.2          -
                                                     =====      ======================================

Reserve for possible loan losses as a percent of:
   Total nonaccruing loans........................     534%       475%       600%       454%       420%
   Total non-performing loans.....................     443%       405%       454%       350%       339%
   Total loans....................................    1.59%      1.62%      1.69%      1.78%      1.83%

Non-performing loans as a percent of
   total loans....................................    0.36%      0.40%      0.37%      0.51%      0.54%

Non-performing assets as a percent of
   total assets...................................    0.25%      0.30%      0.29%      0.39%      0.40%







TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions)
                                                      1998                       1997
                                                     -----      --------------------------------------
                                                       1st        4th        3rd        2nd        1st
                                                     -----      --------------------------------------
    Reserve balance, beginning of quarter.........   $42.8      $42.1      $42.7      $41.8      $42.4
    Provision for possible loan losses:
        Expense of providing loss reserves........                  -          -          -        0.2
        Reduction of loss reserves................                  -       (3.0)         -
    Loans charged off.............................    (2.9)      (2.1)      (1.4)      (1.7)      (3.0)
    Recoveries....................................     1.5        2.8        3.8        2.6        2.2
                                                     -----      --------------------------------------
    Reserve balance, end of quarter...............   $41.4      $42.8      $42.1      $42.7      $41.8
                                                     =====      ======================================





                               Page 18 of 22 Pages

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K (a)(3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter (filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10- Q for the quarter ended March 31, 1993 (Commission file number 0-1026) and incorporated herein by reference)

         Exhibit 3.2 - Copy of Bylaws (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference herein)

         Exhibit  10.1  -  Stock  Option   Agreement   between  Whitney  Holding
         Corporation and William L. Marks (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama and John C. Hope, III (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.10a - Long-term incentive program (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.10b - Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.11 - Executive compensation plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference)


                               Page 19 of 22 Pages

         Exhibit 10.12 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.13 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.14 - Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.14a - Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.15 - Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.16 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
         Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.17 - Form of Amendment to Section 2.1e of the Executive agreements set forth as Exhibits 10.2 through 10.9 herein (filed as
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.18 - Executive agreement between Whitney National Bank of Mississippi and Guy C. Billups, Jr. dated April 18, 1997 (filed as
         Exhibit 10.19 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.19 - Form  of  Amendment  adding  Subsection  2.1g   to  the
         Executive agreements set forth  as  Exhibits 10.2 through 10.9, Exhibit
         10.16 and Exhibit 10.18 herein

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank.

         All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         None



                               Page 20 of 22 Pages

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              WHITNEY HOLDING CORPORATION
                                                      (Registrant)




                                           By:  /s/ Edward B. Grimball
                                              ----------------------------------
                                              Edward B. Grimball
                                              Executive Vice President and
                                              Chief Financial Officer


                                                May 14, 1998
                                              ----------------------------------
                                                             Date


                               Page 21 of 22 Pages

                                                                   EXHIBIT 10.19


                           WHITNEY HOLDING CORPORATION
                              WHITNEY NATIONAL BANK

                        AMENDMENT TO EXECUTIVE AGREEMENT


                  THIS AGREEMENT is intended to modify the terms of that certain Executive Agreement (the "Agreement") by and between Whitney Holding Corporation, a corporation organized and existing under the laws of the state of Louisiana (the "Holding Corporation"), Whitney National Bank, a financial institution organized and existing under the laws of the United States (the "Bank"), and G. Blair Ferguson (the "Executive"), such prior agreement most recently amended and restated effective July 23, 1996;

                  WHEREAS, the Executive is presently employed by each of the Holding Company and the Bank as Executive Vice President;

                  WHEREAS, the parties to the Agreement now desire to modify the Agreement and the Agreement permits such modification, in writing, with the consent of the parties thereto;

                  NOW, THEREFORE, effective as of January 1, 1998, the Holding Corporation, the Bank, and the Executive agree that Subsection 2.1g shall be added to the Agreement to read in its entirety as follows:

                  g. Pay to the Executive an amount equal to the present value of any benefit accrued under either the Whitney National Bank Retirement Plan or the Whitney Holding Corporation Retirement Restoration Plan, or any successors thereto, that would have been payable under the terms of such plans, including any additional accrual provided under Section 2.1e hereto, but was forfeited on account of the application of the vesting provisions contained in such plans.

                  THIS AMENDMENT is executed in multiple counterparts as of the dates set forth below, each of which shall be deemed an original, to be effective as of the date designated above.

EXECUTIVE                                 WHITNEY HOLDING CORPORATION
                                          AND WHITNEY NATIONAL BANK


/s/ G. Blair Ferguson                     By:      /s/ Robert E. Howson
---------------------------                        -----------------------------
    G. Blair Ferguson                     Title:   Director and Chairman,
                                                   Compensation
                                                   Committee, Board of Directors


Date:    March 31, 1998                   Date:    March 30, 1998
       --------------------                        -----------------------------

                               Page 22 of 22 Pages