Form 10-Q
period 1998-06-30
WHITNEY HOLDING CORP
filed 1998-08-14
CIK 106926

                                 August 13, 1998


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                             -------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended June 30, 1998.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                           Sincerely,




                                           /s/ Edward B. Grimball
                                           -------------------------------------
                                           Edward B. Grimball
                                           Executive Vice President &
                                           Chief Financial Officer
                                           (504) 586-7570

EBG/drm

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission file number 0-1026


                           WHITNEY HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                    Louisiana                    72-6017893
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


                                 (504) 586-7272
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

The Company has only one class of common stock, of which 22,611,133 shares were outstanding on July 31, 1998

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

----------------------------------------------------------------------------------------------------------------------

PART II.  Other Information

         Item 4:  Submission of Matters to a Vote of Security Holders...............................................20

         Item 6:  Exhibits and Reports on Form 8-K..................................................................20


----------------------------------------------------------------------------------------------------------------------

         Signatures.................................................................................................22


                               Page 2 of 22 Pages

ITEM 1. Financial Statements
                           WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                                                   June 30,      December 31,
 ASSETS                                                                                                    1998            1997
                                                                                                       -----------------------------

 Cash and due from financial institutions........................................................      $  244,670      $  234,625

 Investment in securities:
      Securities available for sale .............................................................         106,615         145,057
      Securities held to maturity (fair value of $1,153,471 in 1998 and $1,277,387 in 1997)......       1,138,067       1,262,395

 Federal funds sold and short-term investments...................................................          72,562          21,551

 Loans...........................................................................................       2,872,166       2,823,530
 Less reserve for possible loan losses...........................................................          43,087          44,279
                                                                                                       --------------------------
    Loans, net...................................................................................       2,829,079       2,779,251

 Bank premises and equipment, net................................................................         151,548         144,900
 Other real estate owned, net....................................................................           2,208           2,995
 Accrued income receivable.......................................................................          33,410          35,390
 Other assets....................................................................................          46,791          44,168
                                                                                                       --------------------------

           TOTAL ASSETS..........................................................................      $4,624,950      $4,670,332
                                                                                                       ==========================

 LIABILITIES
 Deposits:
      Non-interest-bearing demand deposits.......................................................      $1,043,504      $1,086,107
      Interest-bearing deposits..................................................................       2,699,780       2,747,544
                                                                                                       --------------------------
          Total deposits.........................................................................       3,743,284       3,833,651

 Federal funds purchased and securities sold under repurchase agreements.........................         309,466         289,603

 Dividends payable...............................................................................           6,767           5,820

 Other liabilities...............................................................................          31,466          29,491
                                                                                                       --------------------------

           TOTAL LIABILITIES.....................................................................      $4,090,983      $4,158,565
                                                                                                       --------------------------


 SHAREHOLDERS' EQUITY
 Common stock....................................................................................      $    2,800      $    2,800
 Capital surplus.................................................................................         134,901         126,426
 Retained earnings...............................................................................         407,938         391,604
 Accumulated other comprehensive income (loss)...................................................             198             182

           Total.................................................................................         545,837         521,012

 Treasury stock at cost, 318,776 shares in 1998 and 346,344
    shares in 1997, and unearned restricted stock compensation...................................          11,870           9,245
                                                                                                       --------------------------

           TOTAL SHAREHOLDERS' EQUITY............................................................      $  533,967      $  511,767
                                                                                                       --------------------------

           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY............................................................      $4,624,950      $4,670,332
                                                                                                       ==========================

 The accompanying notes are an intergral part of these financial statements.

                               Page 3 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except share and per-share amounts)                               FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30             ENDED JUNE 30
                                                                                   1998          1997          1998          1997
                                                                             ------------------------    ------------------------
INTEREST INCOME
Interest and fees on loans.................................................     $58,882       $53,898      $116,859      $105,331
Interest and dividends on investments:
      U.S. Treasury and agency securities..................................      11,131        16,640        23,685        33,149
      Mortgage-backed securities...........................................       7,235         5,173        14,072        10,199
      Obligations of states and political subdivisions.....................       1,728         1,939         3,534         3,967
      Federal Reserve stock and other corporate securities.................         123           134           258           233
Interest on federal funds sold and short-term investments..................       2,272           560         3,611         1,552
                                                                             ------------------------    ------------------------
            TOTAL..........................................................     $81,371       $78,344      $162,019      $154,431
                                                                             ------------------------    ------------------------

INTEREST EXPENSE
Interest on deposits.......................................................     $25,857       $24,383       $51,517       $47,959
Interest on federal funds purchased and securities
      sold under repurchase agreements.....................................       3,903         5,463         7,510        10,908
                                                                             ------------------------    ------------------------
            TOTAL..........................................................     $29,760       $29,846       $59,027       $58,867
                                                                             ------------------------    ------------------------
Net interest income........................................................     $51,611       $48,498      $102,992       $95,564
Provision for possible loan losses.........................................           -           121            74           429
                                                                             ------------------------    ------------------------
Net interest income after provision for possible loan losses...............     $51,611       $48,377      $102,918       $95,135
                                                                             ------------------------    ------------------------

NON-INTEREST INCOME
Gain on sale of securities.................................................     $     -       $     -       $     -       $     -
Other non-interest income..................................................      17,374        15,099        30,592        26,497
                                                                             ------------------------    ------------------------
            TOTAL..........................................................     $17,374       $15,099       $30,592       $26,497
                                                                             ------------------------    ------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits.............................................     $23,905       $21,457       $45,810       $42,093
Occupancy of bank premises, net............................................       3,462         3,302         6,815         6,514
Other non-interest expenses................................................      19,813        16,444        36,402        33,289
                                                                             ------------------------    ------------------------
            TOTAL..........................................................     $47,180       $41,203       $89,027       $81,896
                                                                             ------------------------    ------------------------
Income before income taxes.................................................     $21,805       $22,273       $44,483       $39,736
Income tax expense.........................................................       7,291         7,134        14,646        12,886
                                                                             ------------------------    ------------------------
Net income.................................................................     $14,514       $15,139       $29,837       $26,850
                                                                             ========================    ========================


Earnings per share.........................................................     $  0.65       $  0.68       $  1.33       $  1.21
Earnings per share, assuming dilution......................................     $  0.64       $  0.67       $  1.31       $  1.20



Weighted average shares outstanding .......................................  22,501,270    22,309,890    22,462,919    22,240,570
Weighted average shares, assuming dilution.................................  22,770,599    22,485,193    22,745,607    22,415,895



The accompanying notes are an intergral part of these financial statements.

                               Page 4 of 22 Pages

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                              For the Six Months Ended
                                                                                                        June 30,
                                                                                                  1998            1997
                                                                                            --------------------------
Cash flows from operating activities:
   Net income.............................................................................  $   29,837     $    26,850
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation........................................................................       7,564           6,622
      Provision for possible loan losses..................................................          74             429
      Provision for losses on OREO and other problem assets...............................          62              75
      Amortization of intangible assets and unearned restricted stock
         compensation.....................................................................       2,680           2,019
      Amortization of premiums and discounts on investment securities, net................         536           1,698
      Net gains on sales of OREO and other property.......................................      (1,683)         (2,138)
      Deferred tax expense (benefit)......................................................       2,314          (1,290)
      Increase (Decrease) in accrued income taxes.........................................       1,890           1,926
      (Increase) Decrease in accrued income receivable and other assets...................        (786)            401
      Increase (Decrease) in accrued expenses and other liabilities.......................        (105)          1,288
                                                                                            --------------------------
      Net cash provided by operating activities...........................................  $   42,383     $    37,880
                                                                                            --------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity.....................  $  293,617     $   417,576
   Proceeds from maturities of investment securities available for sale...................      43,211          71,184
   Purchases of investment securities held to maturity....................................    (169,628)       (375,292)
   Purchases of investment securities available for sale..................................      (4,928)        (20,942)
   Net (increase) decrease in loans.......................................................     (50,417)       (123,355)
   Net (increase) decrease in federal funds sold and short-term investments...............     (51,011)         64,258
   Proceeds from sales of OREO and other property.........................................       3,181           3,451
   Capital expenditures...................................................................     (15,203)        (15,644)
   Other..................................................................................      (2,219)           (403)
                                                                                            --------------------------
   Net cash provided by (used in) investing activities....................................  $   46,603     $    20,833
                                                                                            --------------------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing demand deposits........................  $  (42,603)    $     3,898
   Net increase (decrease) in interest-bearing deposits other than
      time deposits.......................................................................       3,217         (18,882)
   Net increase (decrease) in time deposits...............................................     (50,981)         28,839
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements.........................................................      19,863         (59,174)
    Repurchase of common stock for treasury...............................................        (536)           (497)
   Sale of common stock under employee savings plan and dividend
      reinvestment plan...................................................................       3,651           1,964
   Exercise of stock options, including tax benefits on exercise..........................       1,341             460
   Options returned to fund employee tax liability on exercise............................        (620)
   Tax benefit from lapse of stock restrictions...........................................         373
   Dividends paid, including pooled entities..............................................     (12,646)        (10,878)
                                                                                            --------------------------
   Net cash provided by (used in) financing activities....................................  $  (78,941)    $   (54,270)
                                                                                            --------------------------

Net increase (decrease) in cash and cash equivalents......................................  $   10,045     $     4,443
Cash and cash equivalents at the beginning of the period..................................     234,625         262,299
                                                                                            --------------------------
Cash and cash equivalents at the end of the period........................................  $  244,670     $   266,742
                                                                                            ==========================
Interest income received..................................................................  $  163,998     $   151,415
                                                                                            ==========================
Interest expense paid.....................................................................  $   59,526     $    58,750
                                                                                            ==========================
Net federal income taxes paid.............................................................  $   12,139     $    11,624
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

RESTATEMENT AND RECLASSIFICATION

         Prior period information has been restated to give effect to the two mergers completed during the second quarter of 1998 which have been accounted for as poolings of interests. Certain balances in prior periods have been reclassified to conform with this period's financial presentation.

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

EARNINGS PER SHARE

         During 1997 the Financial Accounting Standards Board issued a statement that revised and simplified the standards for the calculation of earnings per share ("EPS"). Under these standards, which became effective for the period ended December 31, 1997, the Company reports two measures of EPS. The basic EPS measure is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. The second measure of EPS incorporates the dilutive effect of potential common shares by increasing the number of common shares outstanding used in the basic calculation by the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued, all as determined using the treasury stock method where appropriate. The new standards have been applied to the calculation of EPS for all periods presented.

         In calculating both measures of EPS, the Company's reported net income equals income available to common shareholders. The potential common shares that are factored into the calculation of the weighted-average shares outstanding for the diluted EPS measurement consist only of unexercised stock options that the Company has granted to employees and directors.





                               Page 6 of 22 Pages

RECENT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, this statement requires that every derivative instrument, including certain derivatives embedded in other instruments, be recorded in the balance sheet as either an asset or liability measured at its fair value. The change in a derivative's fair value is required to be recognized currently in earnings unless the instrument qualifies for the special accounting afforded certain highly effective hedge transactions. Ineffectiveness in qualifying hedge transactions may also be reflected in current earnings.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with earlier adoption premitted beginning as early as July 1, 1998. The Company' s use of derivatives has been minimal and management anticipates no material impact on its financial position or results of operations from the adoption of this new statement.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." While this statement amends and expands the disclosure requirements of existing accounting standards, it does not address accounting measurement or recognition and will not impact the Company's financial position or results of operations. The expanded disclosures will first be presented in the Company's annual report for the year ending December 31, 1998.

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

2) COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," which is effective for 1998, establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. For the quarterly and year to date periods ended June 30, 1998 and 1997, comprehensive income was comprised of the following:

                                                              Second Quarter                      Year to Date
                                                          1998              1997             1998              1997
                                                     ---------------------------        ----------------------------
Net income for the period                            $  14,514         $  15,139        $ 29,837          $  26,850
Other comprehensive income:
     Unrealized holding gain (loss)
        on securities available for sale,
        net of tax                                        (154)              637             (52)               (99)
     Amortization of unrealized holding (gain)
        loss at transfer of securities from
        available for sale to held to maturity,
        net of tax                                          33                37              67                 65
Reclassification adjustment, net of tax, for
       held to maturity securities amortization
       included in net income                              (33)              (37)            (67)               (65)
                                                     ---------         ---------        --------          ---------
Total comprehensive income for the period            $  14,360         $  15,776        $ 29,785          $  26,751
                                                     =========         =========        ========          =========



                               Page 7 of 22 Pages

3) MERGERS AND ACQUISITIONS

         In June 1998, the Bank entered into an agreement to purchase substantially all of the operations of eight branches of The First National Bank of Lake Charles, a former subsidiary of First Commerce Corporation, which recently merged with Banc One Corporation. These eight branches, all of which are located in or near Lake Charles in southwest Louisiana, have approximately $43 million of customer loans and $159 million of deposits The Bank's acquisition cost will include an amount calculated at 15.25% of the deposits assumed or approximately $24 million based on recent deposit information. Intangible assets recognized in this purchase transaction will be amortized over the underlying useful lives, currently estimated at an average of approximately fifteen years. This transaction is scheduled for September 1998 and is subject to regulatory approvals and other customary conditions to closing.

         In March 1998, the Company announced that it had entered into a definitive agreement to merge with The First National Bancorp of Greenville, Inc., the holding company for The First National Bank of Greenville, Alabama, which has three branches and approximately $117 million in assets. The merger is subject to approval by First National Bancorp shareholders and other customary conditions to closing. The Company anticipates closing this transaction in August 1998. This transaction will be accounted for as a pooling of interests.

         During the second quarter of 1998, the Company completed two merger transactions, one with Louisiana National Security Bank ("LNSB") of Donaldsonville, Louisiana in May and one with Meritrust Federal Savings Bank ("Meritrust") of Thibodaux, Louisiana in April. LNSB operated three banking offices in Ascension Parish, Louisiana and had total assets of approximately $105 million, $52 million in loans, total deposits of $93 million and shareholders' equity of $12 million. This transaction was priced at approximately $32 million and LNSB shareholders received approximately 0.5 million shares of Company common stock at the closing. Meritrust operated eight banking offices in southeast Louisiana and had total assets of approximately
$234 million, $121 million in loans, total deposits of $210 million and shareholders' equity of $20 million. The price of this transaction was approximately $60.5 million and Meritrust shareholders received approximately
1.1 million Company shares at the closing. Each of these mergers has been accounted for as a pooling of interests.

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




                               Page 8 of 22 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation earned $14.5 million for the second quarter of 1998 or $0.65 per share. For the second quarter of 1997, the Company earned $15.1 million or $0.68 per share. Excluding the effect of merger-related administrative and conversion expenses of $2.7 million after tax, earnings for the second quarter were $17.2 million or $0.76 per share in 1998 and $15.4 million or $0.69 per share in 1997. Year to date through June 30, 1998, the Company earned $29.8 million or $1.33 per share compared with $26.9 million or $1.21 per share for the same period in 1997. Excluding the effect of merger-related expenses, earnings for the six month periods in 1998 and 1997 were $32.6 million or $1.45 per share and $27.9 million or $1.26 per share, respectively.

         Taxable-equivalent net interest income increased $3.0 million or 6.1% between the second quarters of 1997 and 1998, and the taxable-equivalent net interest margin increased to 4.95% from 4.85% between these periods. Noninterest income improved by $2.3 million or 15.1% in the second quarter of 1998 from the same period in 1997, while non-interest expense, including all merger-related expenses, increased $6.0 million or 14.5% between these periods.

         For the first six months of 1998, taxable-equivalent net interest income increased $7.3 million or 7.4% from the comparable prior-year period. The year to date taxable-equivalent net interest margin also increased, from 4.82% in 1997 to 5.00% in 1998. Non-interest income for the six months ended June 30, 1998 increased $4.1 million or 15.5% over the same period in 1997. Year to date non-interest expense for 1998, including all merger-related expenses, increased $7.1 million or 8.7% over 1997.

         The following compares the Company's annualized return on average total assets and its return on average shareholders' equity for the three month and six month periods ended June 30, 1998 and 1997.

                                                        1998                1997
                                                      ------              ------
Return on average assets:
         Second quarter -
              Total return                             1.25%               1.35%
              Return before merger expenses            1.47%               1.37%

         Year to date -
              Total return                             1.29%               1.21%
              Return before merger expenses            1.41%               1.25%

Return on average shareholders' equity:
         Second quarter -
              Total return                            10.93%              12.53%
              Return before merger expenses           12.92%              12.73%

         Year to date -
              Total return                            11.44%              11.28%
              Return before merger expenses           12.49%              11.73%

         For the second quarter of 1998, average earning assets were $4.27 billion, a net increase of $164 million or 4.0% from $4.10 billion in the second quarter of 1997. For the six-month period ended June 30, 1998, average earning assets grew to $4.24 billion from $4.09 billion for the same period in 1997, a net increase of $150 million or 3.7%. Average loans outstanding grew $311 million or 12% between the second quarters of 1997 and 1998 and $320 million or 13% between the year to date periods. The growth in the loan portfolio was partly funded by maturities of investment securities and the total average investment in securities in 1998 decreased $278 million for the second quarter and $250

                               Page 9 of 22 Pages
million for the year to date period as compared to 1997. At June 30, 1998, earning assets totalled $4.19 billion compared to $4.25 billion at December 31, 1997.

         Average total deposits increased $227 million or 6.4% to $3.78 billion in the second quarter of 1998 compared to $3.55 billion in the second quarter of 1997. For the year to date period, average deposits grew $232 million or 6.6% in 1998 compared to the same period in 1997. Total deposits at June 30, 1998 were $3.74 billion, a small decrease from the $3.83 billion balance at year end 1997. Short-term funds obtained through purchases of federal funds and sales of securities under repurchase agreements, net of funds used in sales of federal funds and short-term liquidity management investments, decreased on average by $235 million or 59% for the second quarter of 1998 and $201 million or 52% for the year to date period when compared to 1997.

         Non-performing assets increased $1.6 million in the first six months of 1998 from year end 1997 to $15.9 million at June 30, 1998. The quarter-end total was $1.6 million or 9% below the level of non-performing assets at June 30, 1997. The reserve for possible loan losses was $43.1 million on June 30, 1998, an amount which represented 378% of total nonaccruing loans and 1.50% of total loans. At year end 1997, the reserve coverage was 482% of nonaccruing loans and 1.57% of total loans.

         On May 27, 1998 the Company declared a second quarter dividend of $0.30 per share of common stock, payable July 1, 1998. Year to date the Company has declared dividends of $0.60 per share of common stock. This is a 7.1% increase over the $0.56 dividend declared by the Company in the first six months of 1997.

FINANCIAL CONDITION

Loans

         The Company continued to increase its loans outstanding in the second quarter of 1998, although the overall rate of growth has decelerated in comparison to the prior year's performance. Average loans grew to $2.82 billion in 1998 or an increase of $311 million or 12% over the $2.51 billion outstanding in the same period of 1997. Year to date, average loans increased $320 million or 13% in 1998 compared to the average for the first six months of 1997. Total loans outstanding of $2.87 billion at June 30, 1998 were $48 million above the total at year end 1997. The loan growth between these periods reflects both the Company's expansion into Gulf Coast markets and the continued favorable economic conditions in the Company's overall market area, which primarily includes the southern portions of Louisiana, Mississippi and Alabama and the western Florida panhandle, as well as the impact of a focused effort to market the Company's retail and commercial loan products.

         All categories of loans experienced growth from the end of the second quarter of 1997 to the end of the second quarter of 1998. Loans secured by commercial and other non-retail residential mortgage loans increased approximately $152 million or 22%. This growth came both from loans on income producing properties as well as from loans secured by other real estate used in commercial operations. Retail mortgages grew by approximately $105 million or 21% between these dates, largely as a result of the continued successful marketing of retail loan products that have been introduced in recent years as an alternative to the conventional mortgage loan products that the Company originates for sale in the secondary market. Commercial loans, other than those secured by real estate, increased approximately $47 million or 4.4% between these dates. The portfolio of commercial loans continues to be well distributed over a number of different industries, including loans to entities involved in manufacturing, wholesaling, retailing, and natural resource exploration and development. Loans to individuals, which include various consumer installment and credit line loan products, increased $6 million or approximately 2.2%.

Deposits and Short-Term Borrowings

         The Company's average total deposits increased $227 million or 6.4% in the second quarter of 1998 and $232 million or 6.6% for the first six months of 1998 when compared to the same periods in 1997. As is shown in Table 1 on page 18, average non-interest-bearing demand deposits increased $91 million or 9.5% for the second quarter and $85

                               Page 10 of 22 Pages
million or 8.8% year to date in 1998 over the comparable 1997 periods. Factors that contributed to these increases include the successful promotion of newer small business and personal checking account products throughout the Company's expanding market area, as well as the attraction of deposits to new branch locations opened during 1998 and recent years.

         Table 1 also shows that average interest-bearing deposits have increased $136 million or 5.2% between the second quarter of 1997 and 1998 and $147 million or 5.7% between the year to date periods. Second quarter average savings, NOW and money market account deposits increased a net $123 million or 9.3% between 1997 and 1998. For the first six months of 1998, the net increase in these deposit categories from their 1997 levels was $113 million or 8.3%. The success of continuing periodic campaigns to promote a premium money market product first introduced in 1996 was primarily responsible for this deposit growth. Total money market account deposits grew $201 million or 56% in 1998's second quarter and $178 million or 51% year to date as compared to 1997. Between 1997 and 1998, average regular savings deposits decreased $39 million for both the quarter and year to date periods, a decrease of approximately 7.3%. Average NOW account deposits were also lower in 1998 as compared to 1997, decreasing approximately $36 million or 7.6% for the second quarter and $26 million or 5.6% for the year to date period. A portion of the year-to-year decreases in regular savings and NOW account deposits is attributable to funds moving to the premium money market product.

         The time deposit category, which includes both core time deposits of under $100,000 and time deposits of $100,000 and over, showed a net increase on average of approximately $9.0 million or 0.7% for the second quarter of 1998 and $34 million or 2.8% year to date compared to the prior year periods. Within this category, core deposits decreased $38 million for the quarter and $40 million or 5.5% year to date while other time deposits had a quarterly increase of $47 million and a year to date increase of $75 million or 16%. The increase in other time deposits in 1998 resulted primarily from the solicitation of collateralized public fund deposits as an alternative to broker repurchase agreement borrowings.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending activity as well as part of the Company's services to correspondent banks and certain other customers. With the growth in average deposits and, as discussed below, the reduction in the average investment in securities providing more than adequate funding for the growth in average loans between 1997 and 1998, the Company reduced its average short-term borrowings by $105 million or 24% for the second quarter of 1998 and $121 million or 28% year to date when compared to the same periods in 1997. Over these same periods, the Company increased its federal funds sold and short-term investments by $130 million for the second quarter and $79 million year to date in 1998. The year to year increase in short-term liquidity management investments reflects mainly the continued funds availability from customer demand for repurchase agreements and a lack of security investment opportunities with maturity/yield characteristics appropriate for the Company's portfolio. The Company's overall average short-term borrowing position, net of short-term fund sales and investments, decreased $235 million or 59% for the second quarter and $201 million or 52% year to date in 1998 compared to the same periods in 1997.

Investment in Securities

         The Company's total investment in securities decreased $163 million to $1.24 billion at June 30, 1998 compared to $1.41 billion at December 31, 1997. The average total investment securities portfolio decreased $278 million or 18% between the second quarter of 1997 and the second quarter of 1998 and $250 million or 16% between the year to date periods. Funds provided by maturing investment securities, in particular U. S. Treasury securities, have been used to partially satisfy increased loan demand in recent years. Also in recent years, the Company has gradually used its reinvestment opportunities to increase the percentage of the overall portfolio invested in higher yielding mortgage-backed issues, obligations of states and municipalities, and U. S. government agency securities and to reduce its emphasis on U. S. Treasury securities.


                               Page 11 of 22 Pages

         The weighted-average expected maturity of the overall portfolio of securities was 41 months at June 30, 1998 as compared to 38 months at June 30, 1997. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yield increased 20 basis points to 6.57% for the second quarter of 1998 and 24 basis points to 6.56% for the year to date period when compared to the same periods in 1997.

         Securities classified as available for sale, which are reported at their estimated fair values, represented approximately 8.6% of the total investment portfolio at June 30, 1998 compared to 10% at year end 1997. The net unrealized gains or losses on these securities are reported, net of tax, as a separate component of shareholders' equity. The net unrealized gain was approximately $1.0 million at June 30, 1998 and $1.1 million at year end 1997. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. During 1997, securities that had been classified by various pooled entities as available for sale were transferred to the held to maturity category in accordance with the investment policies and practices of the Company. These transfers were recorded at fair value. The unrealized gains and losses at the transfer dates, which are included net of tax as a component of shareholders' equity, were insignificant.


Bank Premises and Equipment

         The net investment in bank premises and equipment at June 30, 1998 of $152 million represents a $7 million increase from the level at year end 1997 and a $17 million or 13% increase from June 30, 1997. In recent years and continuing into 1998, the Company accelerated the expansion of its branch and automated teller machine networks, the renovation or replacement of existing branch facilities, and the enhancement of its facilities for support operations. Between June 30, 1997 and June 30, 1998, the Company completed construction on ten new branch locations throughout its market area, including a new administrative headquarters for the Alabama region. At June 30, 1998, an additional ten new branch facilities are under construction or in the planning phase. During 1997 the Company also substantially completed the upgrade of its branch delivery system and its office automation system.

Asset Quality

         As is shown in Table 2 on page 19, total non-performing assets increased to $15.9 million at June 30, 1998 from $14.3 million on December 31, 1997. The 1998 quarter end total is $1.6 million or 9.1% below the level of non-performing assets at June 30, 1997. The Company recovered $2.2 million of previously charged-off loans in the second quarter of 1998 and $3.8 million year to date through June 30, 1998. As is shown in Table 3 on page 19, over the same periods the Company identified $2.0 million and $5.0 million, respectively, of loans to be charged off as uncollectible against the reserve for possible loan losses, resulting in a net recovery for the second quarter of $0.2 million and a net charge-off for the first six months of $1.2 million. In 1997, the Company had a net recovery in the second quarter of $0.7 million. Charge-offs and recoveries in 1997 were equal over the six month period.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. The small provisions during the first half of 1998 and 1997 shown in Table 3 were made by pooled entities prior to their mergers with the Company. The reserve for possible loan losses represented 378% of nonaccruing loans and 326% of total non-performing loans at June 30, 1998. At year end 1997 this reserve coverage was 482% of nonaccruing loans and 395% of non-performing loans. The reserve for possible loan losses represented 1.50% of total loans at June 30, 1998 and 1.57% at December 31, 1997. Management continually monitors the adequacy of the Company's reserve for possible loan losses based on defined internal credit policies and if deemed appropriate based on the Company's loan portfolio structure and potential changes in economic market conditions, additional loss provisions may be recorded in future periods.

         Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are carried in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. Operating income from these property interests, primarily from oil and gas royalties and real estate operations, was approximately $1.5 million for the first six months of 1998 compared to $0.4 million for the first six months of 1997. The majority of the 1998 income is the result of gains on sales of

                               Page 12 of 22 Pages
acreage near Berwick, Louisiana and in Livingston Parish, Louisiana. Future dispositions of these assets may result in the recognition of substantial gains.


Capital Adequacy

         The regulatory capital ratios for the Company and Whitney National Bank are compared in the accompanying table to the minimums that are currently required under capital adequacy standards imposed by their regulators and those that banks must maintain to be eligible for a "well capitalized" classification under the prompt corrective action regulatory framework. Note that the December 31, 1997 information for the Bank was calculated as if the January 1998 merger of the Company's multi-state banking subsidiaries had already been effective. The Company's and the Bank's risk-based capital ratios increased between December 31, 1997 and June 30, 1998 and all ratios continued well in excess of the minimum requirements. The increases between these dates are the result of growth in regulatory capital through retained earnings coupled with a relatively small increase in total risk-weighted assets.

                                                                         Minimum              Minimum for
                                  June  30,        December 31,     Capital Adequacy      "Well Capitalized"
                                    1998              1997              Standard            Classification
                           ----------------------------------------------------------------------------------
(dollars in thousands)

Tier 1 risk-based capital ratio:
     Company                        15.56%           15.12%               4.00%                    n/a
     Whitney National Bank          15.25%           14.93%               4.00%                  6.00%
Total risk-based capital ratio:
     Company                        16.81%           16.39%               8.00%                    n/a
     Whitney National Bank          16.50%           16.18%               8.00%                 10.00%
Tier 1 leverage capital ratio:
     Company                        11.20%           10.66%               4.00%                    n/a
     Whitney National Bank          10.97%           10.49%               4.00%                  5.00%

Total risk-weighted assets:
     Company                        $3,314,000       $3,263,000
     Whitney National Bank          $3,312,000       $3,258,000




                               Page 13 of 22 Pages

RESULTS OF OPERATIONS

Net Interest Income

         Taxable-equivalent net interest income in 1998 increased $3.0 million or 6.1% for the second quarter and $7.3 million or 7.4% year to date when compared to the same periods in 1997. The net interest margin increased to 4.95% for the second quarter and 5.00% for the first six months in 1998 compared to 4.85% for the second quarter and 4.82% year to date in 1997. A combination of factors contributed to these changes, the components of which are detailed in Table 1 on page 18.

         Taxable-equivalent loan interest income increased $5.0 million or 9.3% for the second quarter and $11.6 million or 11.0% for the first six months when compared to the same periods in 1997. These increases were the result of the growth in average loans outstanding between 1997 and 1998, growth which totalled $311 million or 12% for the second quarter and $320 million or 13% year to date. The increase in interest income from loan growth was partially offset by the impact of a decrease in the effective loan yields in 1998 as compared to 1997. For the second quarter, the effective yield decreased 24 basis points to 8.40% in 1998 from 8.64% in 1997. For the year to date period, the effective yield decreased 15 basis points to 8.47% in 1998 from 8.62% in 1997. The decrease in the effective loan yield, which resulted partly from the portfolio performance of recently merged entities, is also consistent with a relatively stable market interest rate environment that continues to afford borrowers favorable repricing opportunities and with active competition among lenders to satisfy the loan demand of a healthy market area economy.

         Taxable-equivalent interest income on investments securities for 1998's second quarter decreased $3.8 million or 15.2% from the second quarter of 1997. For the first six months of 1998, the decrease in investment income was $6.2 million or 12.6%. These decreases are consistent with the reduction in the average investment in securities between 1997 and 1998, which totalled $278 million or 17.8% for the second quarter and $250 million or 15.9% for the year to date period. The effective investment portfolio average yield increased 20 basis points to 6.57% for the second quarter of 1998 and 24 basis points to 6.56% for the first six months when compared to the same periods in 1997. These increases are primarily the result of higher yields obtained on reinvestment. Market interest rates were relatively stable during 1997, moderating somewhat into 1998. Although the Company has structured the maturities of its investment portfolio in a way that reduces the sensitivity of its effective yield to current market conditions, the year-to-year increase in the effective portfolio yields will likely experience some compression if current market conditions persist.

         The net increase in total taxable-equivalent interest income between 1997 and 1998 was $3.0 million or 3.7% for the second quarter and $7.4 million or 4.7% for the first six months. The overall effective earning-asset yield in the second quarter of 1998 was 7.74% or 2 basis points below the 7.76% yield in 1997, and the year to date effective yield in 1998 was 7.79%, up 7 basis points from 1997's yield of 7.72%.

         Interest expense was little changed between 1997 and 1998, decreasing $0.1 million or 0.3% for the second quarter and increasing $0.2 million or 0.3% year to date. Total interest-bearing liabilities increased on average a net $31 million or 1.0% in the second quarter of 1998 and $26 million or 0.9% year to date compared to 1997. The increase of $136 million in average interest-bearing deposits for the second quarter of 1998 and $147 million year to date were largely offset by decreases in average short-term borrowings of $105 million for the second quarter of 1998 and $122 million year to date compared to 1997. As discussed earlier, the overall growth in interest-bearing deposits was primarily a function of the success of a premium money market product. The growth in this deposit product is also reflected in the moderate increase in the overall cost of funds for interest-bearing deposits, which rose 3 basis points to 3.81% for the second quarter of 1998 and 6 basis points to 3.82% year to date compared to the same periods in 1997. As shown in Table 1, the cost of short-term borrowings decreased 28 basis points to 4.82% in the second quarter of 1998 and 24 basis points to 4.76% year to date from the comparable 1997 periods. The overall cost of funds rate on interest-bearing liabilities in 1998 was 3.92% for both the second quarter and year to date periods, little changed from 3.97% in the second quarter of 1997 and 3.94% year to date in 1997.





                               Page 14 of 22 Pages

Other Income and Expense

         Non-interest income increased $2.3 million or 15.1% for the second quarter and $4.1 million or 15.5% year to date in 1998 when compared to the same periods in 1997. Gains on sales of foreclosed assets, including those acquired prior to 1933 and other such income totalled $4.5 million in the second quarter of 1998 compared to $3.8 million in 1997. Year to date, this income totalled approximately $4.8 million in 1998 and $4.4 million in 1997. Excluding this income, second quarter non-interest income was $12.9 million in 1998 and $11.3 million in 1997, an increase of $1.6 million or 13.9%. Year to date non-interest income, excluding nonrecurring items, was $25.8 million in 1998 compared to $22.1 million for the same period in 1997, an increase of $3.7 million or 16.6%.

         Income from service charges on deposit accounts, which accounted for approximately half of recurring non-interest income, increased in each of these periods, by $0.1 million or 2.3% in the second quarter of 1998 as compared to 1997 and $0.6 million or 5.2% for the year to date period.

         Between 1997 and 1998, fee income from credit card transaction operations increased approximately $0.7 million or 37% for the second quarter and $1.3 million or 38% year to date, reflecting both economic conditions as well as successful marketing efforts. Successful marketing throughout an expanding market area is also reflected in the increase in trust services income in 1998 of $0.4 million or 38% for the quarter and $1.0 million or 45% year to date when compared to 1997. Income from trust investment management services has also benefited from the strong performance of the financial markets in recent years. The Company's secondary market mortgage lending operations generated increases in income of $0.3 million or 84% for the second quarter of 1998 and $0.5 million or 75% year to date compared to the same periods in 1997. A healthy economy, market interest rates that favor home sales and present refinancing opportunities, and the Company's allocation of additional resources to its mortgage banking operations all contributed to the strong performance in this income category.

         Most other categories of non-interest income registered solid increases in the second quarter of 1998 compared with 1997. These include a 49% increase in fees for investment services provided to correspondent banks and other customers and an 8.1% increase in fee income from the Company's expanding ATM network. Year to date in 1998, investment service fee income has increased 44% over 1997 and ATM fee income has increased 10%.

         Non-interest operating expenses, excluding merger-related expenses, were $43.8 million for the second quarter of 1998 and $85.6 million for the year to date period. These totals represent increases over 1997 of $2.9 million or 7.1% for the quarter and $4.9 million or 6.1% for the year to date period.

         Salaries and employee benefits expense, excluding merger-related expenses which consist primarily of contractual and other severance arrangements, totalled $22.8 million for the second quarter of 1998 and $44.7 million for the year to date period. These amounts represent increases of $1.4 million or 6.7% for the quarter and $2.9 million or 7.1% year to date when compared to the same periods in 1997. Executive incentive compensation increased approximately $0.6 million for the second quarter in 1998 and $1.3 million year to date compared to the same periods in 1997. Excluding executive incentive compensation, salaries and benefits expense increased $0.8 million for the second quarter of 1998 and $1.6 million year to date compared to 1997, or 4.1% for each period. These increases are attributable to regular merit increases, the cost of staffing the expanding branch network and other staff additions, and to the net change in the cost of various employee benefit and incentive programs.

         Non-interest expenses other than personnel-related expenses, again excluding merger-related expenses, increased $1.5 million or 7.6% for the second quarter of 1998 and $2.0 million or 5.1% year to date when compared to the same periods in 1997.

         Occupancy expense increased $0.2 million or 4.6% for the second quarter of 1998 and $0.3 million or 4.5% year to date as compared to the same periods in 1997. These increases are mainly attributable to additional branches and other new facilities opened during 1997 and 1998.

         Excluding merger expenses, the remaining net increase in non-personnel-related expenses was approximately $1.3 million or 8.1% for the second quarter of 1998 and $1.7 million or 5.3% year to date when compared to the same periods in 1997. Credit card transaction processing expenses increased $0.4 million for the second quarter and $0.8 million year to date in 1998. These increases of approximately 40% between these periods are consistent with the growth in related fee income discussed above. Also contributing to the overall increase were additional costs incurred to furnish, equip and service the new banking facilities, to establish and maintain voice and data communication links throughout

                               Page 15 of 22 Pages
the Company's expanded service area, to replace and upgrade the branch delivery system, including providing necessary training, and to install a standardized office automation network. Partially offsetting these increased expenses were savings realized in connection with the periodic negotiation of certain service contracts and a net reduction in Federal Reserve Bank processing charges.

         Non-interest expense in 1998 includes costs incurred in connection with the Company's efforts to ensure that its operations will not be significantly affected by the use of the year 2000 in its computer systems or other systems or in the systems of its suppliers and customers. These costs have not been material and are not expected to be material in the future. A company-wide task force has developed a plan to review and test the Company's systems and other business operations in relation to year 2000 compliance. To date, the task force has identified appropriate remediation action steps, and system revisions and/or upgrades are being made, where appropriate. The Company has initiated certain year 2000 compliance testing and expects to complete its test procedures this year. The task force's objective is to have year 2000 issues satisfactorily addressed and substantially completed by the end of 1998. In addition, the Company is addressing year 2000 issues and their potential impact on business operations with third-party suppliers and customers to reduce the risk that such matters could have on the Company's future operations.

         The Company and its merger candidates incur various nonrecurring costs to complete merger transactions and to consolidate operations subsequent to a merger. These include change in control payments and other employment related costs, investment banker fees, fees for various professional services, and losses related to obsolescence and contract cancellations. In 1998, the Company reported approximately $3.4 million in merger-related expenses for the second quarter as compared to $0.4 million in the prior year. Year to date merger-related expenses were $3.5 million in 1998 and $1.3 million in 1997.

Income Taxes

         The Company provided for income taxes at an overall effective rate of 33.4% for the second quarter in 1998 and 32.9% year to date compared to 32.0% and 32.4%, respectively, for the same periods in 1997. The effective rates in each period differ from the statutory rate of 35% primarily because of the tax exempt income earned on investments in state and municipal obligations. The higher effective rates in 1998 reflect in large part the impact of non-deductible merger-related expenses.

ASSET/LIABILITY MANAGEMENT

         The Company maintains an asset/liability management process which has as its focus the development and implementation of strategies in the funding and deployment of the Company's resources that are expected to maximize soundness and profitability over time. These strategies reflect the goals set by the Company for capital adequacy, liquidity, and the acceptable levels of risk established in Company policies. As part of this process, the Company uses an earnings simulation model to analyze how its net interest income and net income would change in response to changes in market interest rates. The simulation model incorporates management's expectations regarding loan demand, deposit product preferences, pricing and funds availability, prepayment rates, and the spread of rates between different financial instruments, among other factors. Interest rate change scenarios of plus and minus 100, 200 and 300 basis points are run in the model against the Company's balance sheet and the results of these simulations show the impact on the Company's future earnings and on the discounted cash value of its balance sheet. Management has established policy limits which are used to monitor the results of these tests. Should these simulations yield changes that are not within limits, management would evaluate the desirability of altering the loan and deposit portfolios of the Company or of taking other steps to return the Company to policy limits. The simulations run at June 30, 1998 yielded results that were all within policy limits and showed no material impact on earnings or net asset values. These simulated results also show no significant negative impact on the Company's liquidity position.

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

         The Bank enters into short-term borrowing arrangements by purchasing federal funds and selling securities under repurchase agreements, both as a source of funding for certain short-term lending facilities and as part of its

                               Page 16 of 22 Pages
services to correspondent banks and certain other customers. Neither the Company nor the Bank have accessed long-term debt markets as part of liquidity management.

         The consolidated statements of cash flows on page 5 provide a summarized view of the Company's uses and sources of liquidity for the six-month periods ended June 30, 1998 and 1997. The Company generated $42 million in liquid funds from operations for the first six months of 1998 and paid total dividends of $13 million. A major source of liquid funds during the first six months of 1998 was unreinvested maturities of investment securities totalling
$162 million. Much of the funds provided from investment maturities served to fund loan growth of $50 million and to increase short-term liquidity as shown by the $51 million increase in federal funds sold and short-term investments. This increase in liquidity is expected to support near-term loan growth.

         Total deposits, which are discussed in more detail below, decreased slightly during the first six months of 1998, using $90 million of funds during this period. At the same time, short-term borrowings of federal funds and sales of securities under repurchase agreements increased $20 million.

         Average core deposits, defined as all deposits other than time deposits of $100,000 or more, increased by $158 million between the first six months of 1997 and 1998. Growth in average non-interest-bearing demand deposits of $85 million in 1998 and net growth of $113 million in average interest-bearing checking, savings and money market account deposits for the same period was offset by a $40 million decrease in core time deposits. Other time deposits increased on average by $74 million for the first six months in 1998 as compared to 1997, primarily as an alternative source of funds to short-term repurchase agreement borrowings.

         As of June 30, 1998, the portfolio of investment securities held to maturity was expected to generate approximately $434 million of principal cash flow within one year. An additional $107 million of investment securities was classified as available for sale at the end of 1998's second quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

         The Bank had approximately $1.2 billion in unfunded loan commitments and lines of credit outstanding at June 30, 1998, unchanged from the level at December 31, 1997. Because commitments and unused credit lines may, and many times do, expire without being drawn upon, unfunded balances do not necessarily represent actual future liquidity requirements. Draws by customers against these commitments are not expected to place any unusual strain on the Company's liquidity position.

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


                               Page 17 of 22 Pages

TABLE 1
WHITNEY HOLDING CORPORATION
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands, unaudited)

                               SECOND QUARTER ENDED JUNE 30,                           YEAR-TO-DATE PERIOD ENDED JUNE 30,
                            1998                         1997                          1998                          1997
                --------------------------------------------------------------------------------------------------------------------
                Average   Income/ Yield/     Average   Income/ Yield/     Average    Income/ Yield/     Average    Income/ Yield/
                Balance   Expense  Rate      Balance   Expense  Rate      Balance    Expense  Rate      Balance    Expense  Rate
                --------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (tax
  equivalent
  (1),(2).......$2,819,342 $59,066   8.40 %  $2,507,781 $54,038   8.64 %  $2,790,576 $117,236   8.47 %  $2,470,732 $105,628   8.62 %
                --------------------------------------------------------------------------------------------------------------------
U. S. Treasury
  securities....  $253,265  $4,143   6.56 %    $545,850  $8,048   5.91 %    $276,327   $8,918   6.51 %    $561,947  $16,344   5.87 %
U.S. government
  agency
  securities....   429,123   6,988   6.51       541,444   8,592   6.35       458,442   14,767   6.44       532,874   16,805   6.31
Mortgage-backed
  securities....   464,420   7,235   6.23       321,864   5,173   6.43       446,405   14,072   6.30       320,258   10,199   6.37
State and
  municipal
  securities
  (tax
  equivalent)
  (1)...........   129,607   2,609   8.05       145,109   2,938   8.10       132,530    5,336   8.05       148,421    6,004   8.09
Federal Reserve
  stock and other
  corporate
  securities....     9,167     123   5.37         9,440     134   5.68         9,348      258   5.52         9,068      233   5.14
                --------------------------------------------------------------------------------------------------------------------
  Total
  investment in
  securities
  (1,3)........ $1,285,582 $21,098   6.57 %  $1,563,707 $24,885   6.37 %  $1,323,052  $43,351   6.56 %  $1,572,568  $49,585   6.32 %
                --------------------------------------------------------------------------------------------------------------------
Federal funds
  sold and
  short term
  investments...   163,854   2,272   5.56 %      33,245     560   6.76 %     130,738    3,611   5.57 %      50,991    1,552   6.14 %
                --------------------------------------------------------------------------------------------------------------------
  Total
    interest-
    earning
    assets......$4,268,778 $82,436   7.74 %  $4,104,733 $79,483   7.76 %  $4,244,366 $164,198   7.79 %  $4,094,291 $156,765   7.72 %
                --------------------------------------------------------------------------------------------------------------------

Cash and due
  from financial
  institutions..   215,694                      216,262                      218,539                       218,517
Bank premises
  and equipment,
  net...........   149,162                      131,962                      147,239                       129,898
Other real
  estate owned,
  net...........     2,096                        4,451                        2,399                         4,589
Other assets....    80,401                       86,717                       81,149                        87,009
Reserve for
  possible
  loan losses...   (43,442)                     (43,738)                     (43,845)                      (43,946)
                ----------                   ----------                   ----------                    ----------
  Total assets..$4,672,689                   $4,500,387                   $4,649,847                    $4,490,358
                ==========                   ==========                   ==========                    ==========

LIABILITIES
Savings
  deposits......  $495,193  $3,017   2.44 %    $534,304  $3,576   2.68 %    $492,975   $5,975   2.44 %    $531,476   $7,049   2.67 %
NOW and MMDA
  deposits......   992,537   7,131   2.88       826,797   5,193   2.52       976,233   13,753   2.84       824,570   10,069   2.46
Time deposits... 1,232,040  15,709   5.11     1,223,030  15,614   5.12     1,250,512   31,789   5.13     1,216,251   30,841   5.11
                --------------------------------------------------------------------------------------------------------------------
  Total
    interest-
    bearing
    deposits....$2,719,770 $25,857   3.81 %  $2,584,131 $24,383   3.78 %  $2,719,720  $51,517   3.82 %  $2,572,297  $47,959   3.76 %
                --------------------------------------------------------------------------------------------------------------------

Federal funds
  purchased and
  repurchase
  agreements....   324,875   3,903   4.82 %     429,555   5,463   5.10 %     318,368    7,510   4.76 %     439,919   10,908   5.00 %
                --------------------------------------------------------------------------------------------------------------------
  Total
    interest-
    bearing
    liabilities.$3,044,645 $29,760   3.92 %  $3,013,686 $29,846   3.97 %  $3,038,088  $59,027   3.92 %  $3,012,216  $58,867   3.94 %
                --------------------------------------------------------------------------------------------------------------------

Demand deposits,
  non-interest
  bearing....... 1,057,798                      966,359                    1,048,380                       963,562
Other
  liabilities...    37,740                       35,595                       37,476                        34,419
Shareholders'
  equity........   532,506                      484,747                      525,903                       480,161
                ----------                   ----------                   ----------                    ----------
  Total
    liabilities
    and
    shareholders'
    equity......$4,672,689                   $4,500,387                   $4,649,847                    $4,490,358
                ==========                   ==========                   ==========                    ==========

  Net interest
  income/margin
    (tax
    equivalent)
    (1).........           $52,676   4.95 %             $49,637   4.85 %             $105,171   5.00 %              $97,898   4.82 %
                           =======   ======             =======   ======             ========   ======              =======   ======

(1) Tax equivalent amounts are calculated using a marginal federal income tax rate of 35%.
(2) Average  balance  includes  nonaccruing  loans of $10,427 and $9,793 for  the quarterly periods in 1998 and 1997,  respectively and $9,685 and $9,678 for the year-to-date periods in 1998 and 1997, respectively.
(3) Average balance excludes unrealized gain or loss on securities available for sale.

                               Page 18 of 22 Pages

TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions)

                                                                           1998                             1997
                                                                    ----------------      --------------------------------------
                                                                      2nd        1st        4th        3rd        2nd        1st
                                                                    ----------------      --------------------------------------
Loans accounted for on a nonaccrual basis......................     $11.4      $ 8.1      $ 9.2      $ 7.3      $ 9.6      $10.2

Restructured loans.............................................       1.8        1.8        2.0        2.7        3.3        2.8
                                                                    ----------------      --------------------------------------
Total non-performing loans.....................................     $13.2      $ 9.9      $11.2      $10.0      $12.9      $13.0
                                                                    ----------------      --------------------------------------

Other real estate owned, net...................................       2.2        2.0        3.0        3.5        4.5        4.9

Other foreclosed assets........................................       0.4        0.1        0.1        0.1        0.1        0.0
                                                                    ----------------      --------------------------------------
Total non-performing assets....................................     $15.9      $12.0      $14.3      $13.6      $17.5      $17.9
                                                                    ================      ======================================

Net gain on sales of OREO......................................     $ 0.0      $ 0.2      $ 0.0      $ 0.0      $ 0.0      $ 0.0
                                                                    ================      ======================================

Reserve for possible loan losses as a percent of:
   Total nonaccruing loans.....................................       378%       533%       482%       594%       459%       426%
   Total non-performing loans..................................       326%       434%       395%       434%       343%       333%
   Total loans.................................................      1.50%      1.55%      1.57%      1.63%      1.72%      1.77%

Non-performing loans as a percent of
   total loans.................................................      0.46%      0.36%      0.40%      0.38%      0.50%      0.53%

Non-performing assets as a percent of
   total assets................................................      0.34%      0.26%      0.31%      0.30%      0.38%      0.40%





TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions)

                                                                           1998                             1997
                                                                    ----------------      --------------------------------------
                                                                      2nd        1st        4th        3rd        2nd        1st
                                                                    ----------------      --------------------------------------
Reserve balance, beginning of quarter..........................     $43.0      $44.3      $43.6      $44.2      $43.4      $43.8
Provision for possible loan losses:
        Expense of providing loss reserves.....................         -        0.1        0.1          -        0.1        0.3
        Reduction of loss reserves.............................         -                     -       (2.8)         -
Loans charged off..............................................      (2.0)      (3.0)      (2.4)      (1.6)      (1.9)      (3.0)
Recoveries.....................................................       2.2        1.6        3.0        3.8        2.6        2.3
                                                                    ----------------      --------------------------------------
Reserve balance, end of quarter................................     $43.1      $43.0      $44.3      $43.6      $44.2      $43.4
                                                                    ================      ======================================

                               Page 19 of 22 Pages

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Whitney Holding Corporation was held on April 22, 1998, for the purpose of electing a board of directors, a proposed amendment to increase the authorized number of shares of Common Stock and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         All of management's nominees for directors as listed in the proxy statement were elected. The votes for each nominee are set forth below:

                                      Shares
                                       Voted                             Shares
                                        FOR                             Withheld
                                    --------------------------------------------
         E. James Kock, Jr.         15,618,837                           640,938
         R. King Milling            15,643,342                           616,433
         John G. Phillips           15,615,961                           643,814

         The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

                   Shares                   Shares
                    Voted                    Voted                     Shares
                     FOR                    AGAINST                  ABSTAINING
                  -------------------------------------------------------------
                  16,110,647                 32,943                    116,185

         The amendment to increase the authorized number of shares of Common Stock was approved by the following vote:

    Shares                Shares
     Voted                 Voted                  Shares                 Shares
      FOR                 AGAINST               ABSTAINING             NOT Voted
   -----------------------------------------------------------------------------
   14,002,276            2,109,916                147,583              4,571,738


Item 6. Exhibits and Reports on Form 8-K (a)(3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter (filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10- Q for the quarter ended March 31, 1993 (Commission file number 0-1026) and incorporated herein by reference)

         Exhibit 3.2 - Copy of Bylaws (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference herein)

         Exhibit  10.1  -  Stock  Option   Agreement   between  Whitney  Holding
         Corporation and William L. Marks (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)


                               Page 20 of 22 Pages

         Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama and John C. Hope, III (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.10a - Long-term incentive program (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.10b - Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.11 - Executive compensation plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.12 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.13 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.14 - Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.14a - Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.15 - Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.16 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
         Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference)


                               Page 21 of 22 Pages

         Exhibit 10.17 - Form of Amendment to Section 2.1e of the Executive agreements (set forth as Exhibits 10.2 through 10.9 herein (filed as
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.18 - Executive agreement between Whitney National Bank of Mississippi and Guy C. Billups, Jr. dated April 18, 1997 (filed as
         Exhibit 10.19 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference)

         Exhibit 10.19 - Form of Amendment adding subsection 2.1g to the Executive agreements set forth as Exhibits 10.2 through 10.9, Exhibit
         10.16 and Exhibit 10.18 herein (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-0126) and incorporated by reference)

         Exhibit 21 - Subsidiaries

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



                                          WHITNEY HOLDING CORPORATION
                                                (Registrant)




                                       By: /s/ Edward B. Grimball
                                          --------------------------------------
                                          Edward B. Grimball
                                          Executive Vice President and
                                          Chief Financial Officer



                                           August 13, 1998
                                           -------------------------------------
                                                          Date


                               Page 22 of 22 Pages