Form 10-Q
period 1998-09-30
WHITNEY HOLDING CORP
filed 1998-11-13
CIK 106926

                                November 13, 1998


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended September 30, 1998.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                                   Sincerely,




                                                   /s/ William L. Marks
                                                   -----------------------------
                                                   William L. Marks
                                                   Chief Executive Officer and
                                                   Chief Financial Officer
                                                   (504) 586-7209

WLM/drm

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


                          Commission file number 0-1026


                           WHITNEY HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


           Louisiana                                    72-6017893
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



        228 St. Charles Avenue
        New Orleans, Louisiana                             70130
(Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (504) 586-7272


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------    ------

Indicate the number of shares outstanding of the Registrant's classes of common stock as of the last practicable date.

            Class                             Outstanding as of October 31, 1998
            -----                             ----------------------------------

    Common Stock, no par value                            23,373,090

An exhibit index appears on page 20.

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I.  Financial Information

   Item 1:  Financial Statements:
                Consolidated Balance Sheets....................................1
                Consolidated Statements of Operations..........................2
                Consolidated Statements of Cash Flows..........................3
                Notes to Consolidated Financial Statements.....................4

    Item 2:  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................7


--------------------------------------------------------------------------------

PART II.  Other Information


     Item 1: Legal Proceedings................................................20

     Item 2: Changes in Securities............................................20

     Item 3: Defaults Upon Senior Securities..................................20

     Item 4: Submission of Matters to a Vote of Security Holders..............20

     Item 5: Other Information................................................20

     Item 6: Exhibits and Reports on Form 8-K.................................20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                                          September 30         December 31
    ASSETS                                                                                              1998                1997
                                                                                                --------------------------------

    Cash and due from financial institutions....................................................    $237,398            $238,058

    Investment in securities:
         Securities available for sale .........................................................     126,644             208,195
         Securities held to maturity (fair value of $1,080,760 in 1998 and $1,277,764 in 1997)..   1,056,973           1,262,772

    Federal funds sold and short-term investments...............................................      85,327              23,801

    Loans.......................................................................................   3,171,422           2,864,664
    Less reserve for possible loan losses.......................................................      41,692              44,543
                                                                                                -------------       -------------
       Loans, net...............................................................................   3,129,730           2,820,121

    Bank premises and equipment, net............................................................     164,234             146,066
    Other real estate owned, net................................................................       2,076               2,995
    Accrued income receivable...................................................................      34,585              36,498
    Other assets................................................................................      70,753              48,941
                                                                                                -------------       -------------

              TOTAL ASSETS......................................................................  $4,907,720          $4,787,447
                                                                                                =============       =============


    LIABILITIES
    Deposits:
         Non-interest-bearing demand deposits...................................................  $1,086,149          $1,104,784
         Interest-bearing deposits..............................................................   2,902,617           2,831,087
                                                                                                -------------       -------------
             Total deposits.....................................................................   3,988,766           3,935,871

    Federal funds purchased and securities sold under repurchase agreements.....................     322,135             289,686

    Dividends payable...........................................................................       7,004               5,987

    Other liabilities...........................................................................      35,251              30,767
                                                                                                -------------       -------------

              TOTAL LIABILITIES.................................................................   4,353,156           4,262,311
                                                                                                -------------       -------------


    SHAREHOLDERS' EQUITY
    Common  stock, no par value: 100,000,000 shares authorized,
       23,641,672 and 23,460,618 shares issued, respectively....................................       2,800               2,800
    Capital surplus.............................................................................     137,834             127,316
    Retained earnings...........................................................................     424,451             403,892
    Accumulated other comprehensive income .....................................................         205                 373
    Less:
    Treasury stock at cost, 295,056 and 346,344  shares, respectively...........................       4,265               3,685
    Unearned restricted stock compensation......................................................       6,461               5,560
                                                                                                -------------       -------------

              TOTAL SHAREHOLDERS' EQUITY........................................................     554,564             525,136
                                                                                                -------------       -------------

              TOTAL LIABILITIES AND
                    SHAREHOLDERS' EQUITY........................................................  $4,907,720          $4,787,447
                                                                                                =============       =============

    The accompanying notes are an integral part of these financial statements.

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


 (in thousands, except share and per-share amounts)             FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                                  1998               1997               1998                 1997
                                                             -----------------------------        ----------------------------------
INTEREST INCOME
Interest and fees on loans...................................$  62,824          $  58,203         $ 181,508            $ 165,295
Interest and dividends on investments:
      U.S. Treasury and agency securities....................   10,251             16,632            35,754               51,549
      Mortgage-backed securities.............................    7,204              5,104            21,277               15,304
      Obligations of states and political subdivisions.......    1,844              1,950             5,428                6,005
      Federal Reserve stock and other corporate securities...      132                188               440                  477
Interest on federal funds sold and short-term investments....    1,847                566             5,813                2,214
                                                             -----------------------------        ----------------------------------
            TOTAL............................................   84,102             82,643           250,220              240,844
                                                             -----------------------------        ----------------------------------

INTEREST EXPENSE
Interest on deposits.........................................   27,201             25,646            80,367               75,217
Interest on federal funds purchased and securities
      sold under repurchase agreements.......................    3,963              5,336            11,728               16,269
                                                             -----------------------------        ----------------------------------
            TOTAL............................................   31,164             30,982            92,095               91,486
                                                             -----------------------------        ----------------------------------
Net interest income..........................................   52,938             51,661           158,125              149,358
Provision  for possible loan losses..........................        -             (2,808)               73               (2,356)
                                                             -----------------------------        ----------------------------------
Net interest income after provision for possible loan losses.   52,938             54,469           158,052              151,714
                                                             -----------------------------        ----------------------------------

NON-INTEREST INCOME
Gain (Loss) on sale of securities............................      833                  3               841                   (8)
Other non-interest income....................................   13,767             13,314            44,719               40,188
                                                             -----------------------------        ----------------------------------
            TOTAL............................................   14,600             13,317            45,560               40,180
                                                             -----------------------------        ----------------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits...............................   26,097             22,160            72,671               65,053
Occupancy of bank premises, net..............................    3,894              3,340            10,801                9,948
Other non-interest expenses..................................   21,675             18,706            58,708               52,558
                                                             -----------------------------        ----------------------------------
            TOTAL............................................   51,666             44,206           142,180              127,559
                                                             -----------------------------        ----------------------------------
Income before income taxes...................................   15,872             23,580            61,432               64,335
Income tax expense...........................................    5,216              8,695            20,196               21,892
                                                             -----------------------------        ----------------------------------

Net income...................................................$  10,656          $  14,885         $  41,236            $  42,443
                                                             =============================        ==================================


Earnings per share...........................................$     .46          $     .65         $    1.77            $    1.85
Earnings per share, assuming dilution........................$     .45          $     .64         $    1.76            $    1.83


Weighted average shares outstanding ........................23,333,486         23,057,380        23,234,282           22,993,816
Weighted average shares, assuming dilution..................23,507,628         23,269,095        23,480,390           23,181,404


The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                 For the Nine Months Ended
                                                                                       September 30
                                                                                    1998            1997
                                                                               ------------------------------
Cash flows from operating activities:
   Net income................................................................. $      41,236   $      42,443
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation............................................................        11,577          10,291
      Provision for possible loan losses......................................            73          (2,356)
      Provision for losses on OREO and other problem assets...................            77             101
      Amortization of intangible assets and unearned restricted stock
         compensation.........................................................         4,129           3,299
      Amortization of premiums and discounts on investment securities, net....           633           1,773
      Net gains on sales of OREO and other property...........................        (2,169)         (3,186)
      Net (gains) losses on sales of investment securities....................          (841)              8
      Deferred tax expense ...................................................           630           1,224
      Increase (decrease) in accrued income taxes...                                    (726)          1,613
      (Increase) decrease in accrued income receivable and other assets.......           250            (974)
      Increase in accrued expenses and other liabilities......................         2,701           6,622
                                                                               ------------------------------
      Net cash provided by operating activities...                                    57,570          60,858
                                                                               ------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity.........       441,121         358,337
   Proceeds from maturities of investment securities available for sale.......        85,107          89,309
   Proceeds from sales of investment securities available for sale............           858               -
   Purchases of investment securities held to maturity........................      (235,879)       (239,237)
   Purchases of investment securities available for sale......................        (4,516)        (22,975)
   Net decrease in loans......................................................      (271,780)       (227,044)
   Net (increase) decrease in federal funds sold and short-term investments...       (61,526)         33,093
   Proceeds from sales of OREO and other property.............................         5,184           5,213
   Capital expenditures.......................................................       (25,934)        (24,110)
   Net cash received in branch acquisition....................................        84,059               -
   Other......................................................................         1,496             (45)
                                                                               ------------------------------
   Net cash provided by (used in) investing activities........................        18,190         (27,459)
                                                                               ------------------------------
Cash flows from financing activities:
   Net (decrease) in non-interest-bearing demand deposits.....................       (40,202)        (20,316)
   Net increase in interest-bearing deposits other than
      time deposits...........................................................        14,486           8,256
   Net increase (decrease) in time deposits...................................       (70,308)         68,263
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements.............................................        32,449        (107,297)
   Repurchase of common stock for treasury....................................          (536)           (497)
   Sale of common stock under employee savings plan and dividend
      reinvestment plan.......................................................         4,970           2,913
   Exercise of stock options, including tax benefit on exercise...............         2,407             669
   Options returned to fund employee tax liability on exercise................          (620)              -
   Tax benefit on lapse of stock restrictions.................................           373               -
   Dividends paid, including pooled entities..................................       (19,439)        (17,360)
                                                                               ------------------------------
   Net cash (used in) financing activities....................................       (76,420)        (65,369)
                                                                               ------------------------------

Net increase (decrease) in cash and cash equivalents..........................          (660)        (31,970)
Cash and cash equivalents at the beginning of the period......................       238,058         262,037
                                                                               ------------------------------
Cash and cash equivalents at the end of the period............................ $     237,398   $     230,067
                                                                               ==============================
Interest income received...................................................... $     252,133   $     238,142
                                                                               ==============================
Interest expense paid......................................................... $      91,217   $      91,467
                                                                               ==============================
Net federal income taxes paid................................................. $      19,755   $      17,178
                                                                               ==============================

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Whitney Holding Corporation and its wholly owned subsidiaries, Whitney National Bank (the "Bank"), The First National Bank of Greenville, Alabama and Whitney Community Development Corporation. From 1994 through 1997, the Company operated as a multi-bank holding company. In January 1998, the Company merged each of its then separately chartered banking operations into the Bank. The First National Bank of Greenville, Alabama is expected to be merged into the Bank during the fourth quarter of 1998.

RESTATEMENT AND RECLASSIFICATION

         Prior period information has been restated to give effect to the three mergers completed during 1998 which have been accounted for as poolings of interests. Certain balances in prior periods have been reclassified to conform with this period's financial presentation.

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

RECENT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, this statement redefines derivative instruments and requires that every derivative instrument, including certain derivatives embedded in other instruments, be recorded in the balance sheet as either an asset or liability measured at its fair value. The change in a derivative's fair value is required to be recognized currently in earnings unless the instrument qualifies for the special accounting afforded certain highly effective hedge transactions. Ineffectiveness in qualifying hedge transactions may also be reflected in current earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with earlier adoption permitted beginning as early as July 1, 1998. The Company's use of derivatives has been minimal, and management anticipates no material impact on its financial position or results of operations from the adoption of this new statement.

2) COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," which is effective for 1998, establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. For the three-month and nine-month periods ended September 30, 1998 and 1997, comprehensive income was comprised of the following:

                                                          Three Months Ended                  Nine Months Ended
                                                               September 30                        September 30
                                                           1998              1997             1998              1997
                                                     -----------------------------      -----------------------------
Net income for the period                            $  10,656         $  14,885        $ 41,236          $  42,443
Other comprehensive income:
     Unrealized holding gain
        on securities available for sale,
        net of tax                                         361               685             270                536
      Amortization of unrealized holding
        loss at transfer of securities from
        available for sale to held to maturity,
        net of tax                                          35                37             103                109
Reclassification adjustment, net of tax, for
       realized gain on sale of securities available
       for sale included in net income                    (541)                -            (541)                 -
Reclassification adjustment, net of tax, for
       held to maturity securities amortization
       included in net income                              (35)              (37)           (103)              (109)
                                                     -----------------------------      -----------------------------
Total comprehensive income for the period            $   10,476        $  15,570        $ 40,965          $  42,979
                                                     =============================      =============================

3) MERGERS AND ACQUISITIONS

         On September 11, 1998, the Bank purchased substantially all of the assets and deposits of eight of the branches of The First National Bank of Lake Charles, Louisiana. These eight branches, all of which are located in or near Lake Charles in southwest Louisiana, had approximately $39 million of loans and $149 million of deposits at the time of purchase. The Bank's acquisition cost included an amount calculated at 15.25% of the estimated deposits assumed, or approximately $23 million, which has been allocated to assets purchased, deposit intangibles and goodwill. The deposit intangibles are being amortized over the estimated lives of the deposits, approximately eight years, and the goodwill is being amortized over 25 years. The results of operations of the Lake Charles branches have been included in the financial statements from the acquisition date. The pro forma impact of the Lake Charles acquisition would not be material to the Company's results of operations.

         During 1998, the Company and/or Bank have merged with three financial institutions, which were accounted for as poolings of interests. Those three institutions were Meritrust Federal Savings Bank ("Meritrust") of Thibodaux, Louisiana, Louisiana National Security Bank ("LNSB") of Donaldsonville, Louisiana, and The First National Bancorp of Greenville, Inc. ("Greenville"), Greenville, Alabama. The Company's financial statements for all periods presented have been restated to reflect each of these pooled institutions. The following table shows the merger date, assets acquired and number of Company common shares issued for each of the pooled institutions:


                                              Assets
                                             Acquired
Institution          Date                   (millions)                Shares
---------------      ----                   ----------                ------
Meritrust            April 24, 1998            $234                   1,046,686
LNSB                 May 16, 1998              $105                     542,475
Greenville           August 21, 1998           $115                     720,938


4) CONTINGENCIES

         The Company and its subsidiaries have been named as defendants in various legal actions arising from normal business activities in which damages in various amounts are claimed. The amount, if any, of ultimate liability with respect to such claims cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Whitney Holding Corporation (the "Company") earned $10.7 million for the third quarter of 1998, or $.46 per common share. For the third quarter of 1997, the Company earned $14.9 million, or $.65 per share. Excluding the effect of merger-related administrative and conversion expenses of $1 million after tax in 1998 and $.8 million in 1997, earnings for the third quarter were $11.6 million, or $.50 per share, in 1998 and $15.6 million, or $.68 per share, in 1997. Through September 30, 1998, the Company earned $41.2 million, or $1.77 per share, compared with $42.4 million, or $1.85 per share, for the same period in 1997. Excluding the effect of merger-related expenses, earnings for the nine-month periods in 1998 and 1997 were $45.0 million, or $1.93 per share, and $44.3 million, or $1.93 per share, respectively.

         Taxable-equivalent net interest income increased $1.3 million, or 2.5%, between the third quarters of 1997 and 1998, while the taxable-equivalent net interest margin decreased to 4.89% from 4.95% between these periods. Non-interest income improved by $1.3 million, or 9.6%, in the third quarter of 1998 from the same period in 1997, while non-interest expense increased $7.5 million, or 16.9%, between these periods, including a net increase in merger-related expenses of $.3 million.

         For the first nine months of 1998, taxable-equivalent net interest income increased $8.7 million, or 5.7%, from the comparable prior-year period. The year to date taxable-equivalent net interest margin also increased from 4.85% in 1997 to 4.95% in 1998. Non-interest income for the nine months ended September 30, 1998 increased $5.4 million, or 13.4%, over the same period in 1997. Year to date non-interest expense for 1998 increased $14.6 million, or 11.5%, over 1997, including a net increase in merger-related expenses of $2.4 million.

         The following compares the Company's annualized return on average total assets and its return on average shareholders' equity for the three-month and nine-month periods ended September 30, 1998 and 1997.

                                                       1998                1997
                                                   --------             --------
Return on average assets:
         Third quarter -
              Total return                             .88%               1.28%
              Return before merger expenses            .96%               1.34%

         Year to date -
              Total return                            1.15%               1.23%
              Return before merger expenses           1.26%               1.28%

Return on average shareholders' equity:
         Third quarter -
              Total return                            7.61%              11.62%
              Return before merger expenses           8.32%              12.21%

         Year to date -
              Total return                           10.12%              11.40%
              Return before merger expenses          11.03%              11.90%

         For the third quarter of 1998, average earning assets were $4.39 billion, a net increase of $160 million, or 3.8%, from $4.23 billion in the third quarter of 1997. For the nine-month period ended September 30, 1998, average earning assets grew to $4.36 billion from $4.21 billion for the same period in 1997, a net increase of $154 million, or 3.7%. Average loans outstanding grew $361 million, or 14%, between the third quarters of 1997 and 1998 and

$335 million, or 13%, between the year to date periods. The growth in the loan portfolio was partly funded by maturities of investment securities, and the average total investment in securities in 1998 decreased $293 million for the third quarter and $265 million for the year to date period as compared to 1997. At September 30, 1998, earning assets totalled $4.44 billion compared to $4.36 billion at December 31, 1997.

         Average total deposits increased $224 million, or 6.1%, to $3.89 billion in the third quarter of 1998 compared to $3.66 billion in the third quarter of 1997. For the year to date period, average deposits grew $230 million, or 6.3%, in 1998 compared to the same period in 1997. Total deposits at September 30, 1998 were $3.99 billion, an increase of $53 million from the $3.94 billion balance at year-end 1997. Short-term funds obtained through purchases of federal funds and sales of securities under repurchase agreements, net of funds used in sales of federal funds and short-term liquidity management investments, decreased on average by $181 million, or 47%, for the third quarter of 1998 and $196 million, or 51%, for the year to date period when compared to 1997.

         Non-performing assets increased $2.0 million in the first nine months of 1998 from year-end 1997 to $16.5 million at September 30, 1998. The quarter-end total was $2.8 million, or 20%, above the level of non-performing assets at September 30, 1997. The reserve for possible loan losses was $41.7 million on September 30, 1998, an amount which represented 357% of total nonaccruing loans and 1.31% of total loans. At year-end 1997, the reserve coverage was 477% of nonaccruing loans and 1.58% of total loans.

         On August 26, 1998 the Company declared a third quarter dividend of $.30 per share of common stock, payable October 1, 1998. Year to date the Company has declared dividends of $.90 per share of common stock. This represents a 7.1% increase over the $.84 in dividends declared by the Company in the first nine months of 1997.

FINANCIAL CONDITION

Loans

         The Company continued to increase its loans outstanding in the third quarter of 1998, although the overall rate of growth has decelerated in comparison to the prior year. Average loans grew to $3.02 billion in 1998, or an increase of $361 million (14%) over the $2.66 billion outstanding in the same period of 1997. Year to date, average loans increased $335 million, or 13%, in 1998 compared to the average for the first nine months of 1997. Total loans outstanding of $3.17 billion at September 30, 1998 were $307 million above the total at year end 1997. The loan growth between these periods reflects both the Company's expansion into Gulf Coast markets, including the Lake Charles purchase, and favorable economic conditions in the Company's overall market area, which primarily includes the southern portions of Louisiana, Mississippi and Alabama and the western Florida panhandle, as well as the impact of a focused effort to market the Company's retail and commercial loan products.

         All categories of loans, except loans to individuals, experienced growth from the end of the third quarter of 1997 to the end of the third quarter of 1998. Loans secured by commercial and other non-retail residential mortgage loans increased approximately $194 million, or 25%. This growth came both from loans on income producing properties as well as from loans secured by other real estate used in commercial operations. Retail mortgages grew by approximately $116 million, or 22%, between these dates, largely as a result of the continued successful marketing of retail loan products that have been introduced in recent years as an alternative to the conventional mortgage loan products that the Company originates for sale in the secondary market. Commercial loans, other than those secured by real estate, increased approximately $155 million, or 14%, between these dates. The portfolio of commercial loans continues to be well distributed over a number of different industries, including loans to entities involved in manufacturing, wholesaling, retailing, and natural resource exploration and development. Loans to individuals, which include various consumer installment and credit line loan products, decreased $2 million, or approximately 1%.

Deposits and Short-Term Borrowings

        The Company's average total deposits increased $224 million, or 6.1%, in the third quarter of 1998 and $230 million, or 6.3%, for the first nine months of 1998 when compared to the same periods in 1997. As is shown in Table 1 on page 18, average non-interest-bearing demand deposits increased $75 million, or 7.6%, for the third quarter and $82 million, or 8.4%, year to date in 1998 over the comparable 1997 periods. Factors that contributed to these increases include the successful promotion of newer small business and personal checking account products throughout the Company's expanding market area, as well as the attraction of deposits to new branch locations opened during 1998 and recent years. The deposits assumed with the Lake Charles branch acquisition in September 1998 also had small impact on the growth in average deposits.

         Table 1 also shows that average interest-bearing deposits have increased $149 million, or 5.6%, between the third quarter of 1997 and 1998 and $148 million, or 5.6%, between the year to date periods. Third quarter average savings, NOW and money market account deposits increased a net $154 million, or 11.0%, between 1997 and 1998. For the first nine months of 1998, the net increase in these deposit categories from their 1997 levels was $128 million, or 9.1%. The success of continuing periodic campaigns to promote a premium money market product first introduced in 1996 was primarily responsible for this deposit growth. Total money market account deposits grew $199 million, or 50%, in 1998's third quarter and $185 million, or 50%, year to date as compared to 1997. Between 1997 and 1998, average regular savings deposits decreased $34 million, or 6.3%, for the quarter and $38 million, or 6.8%, for the year. Average NOW account deposits were also lower in 1998 as compared to 1997, decreasing approximately $10 million, or 2.2%, for the third quarter and $20 million, or 4.1%, for the year to date period. A portion of the year-to-year decreases in regular savings and NOW account deposits is attributable to funds moving to the premium money market product.

         The time deposit category, which includes both core time deposits of under $100,000 and time deposits of $100,000 and over, showed a net decrease on average of approximately $5.4 million, or .4%, for the third quarter of 1998 and a net increase of $21 million, or 1.6%, year to date compared to the prior year periods. Within this category, core deposits decreased $19 million, or 2.5%, for the quarter and $34 million, or 4.4%, year to date, while other time deposits had a quarterly increase of $14 million, or 2.6%, and a year to date increase of $54 million, or 11%. The increase in other time deposits in 1998 resulted primarily from the solicitation of collateralized public fund deposits as an alternative to brokered repurchase agreement borrowings.

         The Company's short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements. Such borrowings are both a source of funding for certain short-term lending activity and a part of the Company's services to correspondent banks and certain other customers. With the growth in average deposits and, as discussed below, the reduction in the average investment in securities providing more than adequate funding for the growth in average loans between 1997 and 1998, the Company reduced its average short-term borrowings by $89 million, or 21%, for the third quarter of 1998 and $111 million, or 26%, year to date when compared to the same periods in 1997. Over these same periods, the Company increased its federal funds sold and short-term investments by $92 million for the third quarter and $85 million year to date in 1998. The year-to-year increase in short-term liquidity management investments reflects mainly the continued funds availability from customer demand for repurchase agreements and a lack of security investment opportunities with maturity/yield characteristics appropriate for the Company's portfolio. The Company's overall average short-term borrowing position, net of short-term fund sales and investments, decreased $181 million, or 47%, for the third quarter and $196 million, or 51%, year to date in 1998 compared to the same periods in 1997.

Investment in Securities

         The Company's total investment in securities decreased $287 million to $1.18 billion at September 30, 1998, compared to $1.47 billion at December 31, 1997. The average total investment securities portfolio decreased $293 million, or 19%, between the third quarter of 1997 and the third quarter of 1998 and $265 million, or 17%, between the year to date periods. Funds provided by maturing investment securities, in particular U. S. Treasury securities, have been used to partially satisfy increased loan demand in recent years. Also in recent years, the Company has used its reinvestment opportunities to gradually increase the percentage of the overall portfolio invested in higher yielding mortgage-backed issues, obligations of states and municipalities, and
U. S. government agency securities and to reduce its emphasis on U. S. Treasury securities.

         The weighted-average expected maturity of the overall portfolio of securities was 42 months at September 30, 1998 as compared to 37 months at
September 30, 1997. As is shown in Table 1, the weighted-average taxable-equivalent portfolio yield increased 11 basis points to 6.58% for the third quarter of 1998 and 21 basis points to 6.58% for the year to date period when compared to the same periods in 1997.

         Securities classified as available for sale, which are reported at their estimated fair values, represented approximately 10.7% of the total investment portfolio at September 30, 1998, compared to 14% at year-end 1997. The net unrealized gains or losses on these securities are reported, net of tax, with accumulated other comprehensive income as a separate component of shareholders equity. The net unrealized gain was approximately $1.1 million at September 30, 1998 and $1.5 million at year-end 1997. The remaining portfolio securities are classified as held to maturity and are reported at amortized cost. During 1997, securities that had been classified by various pooled entities as available for sale were transferred to the held to maturity category in accordance with the investment policies and practices of the Company. These transfers were recorded at fair value. The unrealized gains and losses at the transfer dates, which are also reported net of tax with accumulated other comprehensive income, were insignificant.

Bank Premises and Equipment

         The net investment in bank premises and equipment at September 30, 1998 of $164 million represents an $18 million increase from the level at year end 1997 and a $25 million, or 18%, increase from September 30, 1997. In recent years and continuing into 1998, the Company has accelerated the expansion of its branch and automated teller machine networks, the renovation or replacement of existing branch facilities, and the enhancement of its facilities for support operations. Between September 30, 1997 and September 30, 1998, the Company completed construction on ten new branch locations throughout its market area, including a new administrative headquarters for the Alabama region. At September 30, 1998, an additional twelve new branch facilities are under construction or in the planning phase. During 1997 the Company also substantially completed the upgrade of its branch delivery system and its office automation system.

Asset Quality

         As is shown in Table 2 on page 19, total non-performing assets increased to $16.5 million at September 30, 1998 from $14.5 million on December 31, 1997. The 1998 quarter-end total $2.8 million, or 20%, above the level of non-performing assets at September 30, 1997. The Company recovered $1.2 million of previously charged-off loans in the third quarter of 1998 and $5.1 million year to date through September 30, 1998. As is shown in Table 3 on page 19, over the same periods the Company identified $2.9 million and $8.0 million, respectively, of loans to be charged off as uncollectible against the reserve for possible loan losses, resulting in net charge-offs for the third quarter of $1.7 million and net charge-offs for the first nine months of $2.9 million. In 1997, the Company had net recoveries in the third quarter of $2.2 million and $2.1 million for the nine-month period.

         The reserve for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the portfolio. The small provisions during the first half of 1998 and 1997 shown in Table 3 were made by pooled entities prior to their mergers with the Company. The reserve for possible loan losses represented 357% of nonaccruing loans and 290% of total non-performing loans at September 30, 1998. At year-end 1997, this reserve coverage was 477% of nonaccruing loans and 391% of non-performing loans. The reserve for possible loan losses represented 1.31% of total loans at September 30, 1998 and 1.58% at December 31, 1997.

     Management continually monitors the adequacy of the Company's reserve for possible loan losses based on defined internal credit policies and, if deemed appropriate based on the Company's loan portfolio structure and potential changes in economic conditions, additional loss provisions may be recorded in future periods. Mainly due to the expected continued growth in the loan portfolio and an expected continued decline in loan recoveries, management expects to begin providing for possible loan losses either in the fourth quarter of 1998 or in 1999, depending upon the results of reserve adequacy analysis to be conducted during those periods. A portion of the Company's loan portfolio includes loans to customers whose major lines of business include oil and gas and export activity. The financial performance of these business lines may be adversely impacted by currently depressed oil and gas prices and recent economic turmoil in Asian markets.

         Whitney National Bank has several property interests which were acquired through routine banking transactions generally prior to 1933 and which are carried in its financial records at a nominal value. Management continually investigates ways to maximize the return on these assets. Operating income from these property interests, primarily from oil and gas royalties and real estate operations, was approximately $2.2 million for the first nine months of 1998, compared to $1.5 million for the first nine months of 1997. The majority of the 1998 income is the result of gains on sales of acreage near Berwick, Louisiana and in Livingston Parish, Louisiana. Future dispositions of these assets may result in the recognition of additional gains.


Capital Adequacy

         The regulatory capital ratios for the Company and Whitney National Bank are compared in the accompanying table to the minimums that are currently required under capital adequacy standards imposed by their regulators and those that banks must maintain to be eligible for a "well capitalized" classification under the prompt corrective action regulatory framework. Note that the December 31, 1997 information for the Bank was calculated as if the January 1998 merger of the Company's multi-state banking subsidiaries had already been effective. The Company's and the Bank's risk-based capital ratios decreased between December 31, 1997 and September 30, 1998, although all ratios continued well in excess of the minimum requirements. The decreases between these dates reflect in part the growth in risk-weighted assets, including the impact of the Lake Charles branch purchase in September. The intangible assets recorded in this purchase transaction also serve to reduce the amount of capital allowed to be used in the regulatory capital ratio calculations.

                                                                      Minimum              Minimum for
                                  September 30     December 31    Capital Adequacy     "Well Capitalized"
                                      1998            1997            Standard           Classification
                           ----------------------------------------------------------------------------------
(dollars in thousands)

Tier 1 risk-based capital ratio:
     Company                        14.33%           15.30%            4.00%                     n/a
     Whitney National Bank          13.78%           14.93%            4.00%                   6.00%
Total risk-based capital ratio:
     Company                        15.49%           16.56%            8.00%                     n/a
     Whitney National Bank          14.94%           16.18%            8.00%                  10.00%
Tier 1 leverage capital ratio:
     Company                        10.59%           10.68%            4.00%                     n/a
     Whitney National Bank          10.24%           10.49%            4.00%                   5.00%

Total risk-weighted assets:
     Company                        $3,595,000       $3,311,000
     Whitney National Bank          $3,545,000       $3,258,000

RESULTS OF OPERATIONS

Net Interest Income

         Taxable-equivalent net interest income in 1998 increased $1.3 million or 2.5% in the third quarter and $8.7 million or 5.7% year to date when compared to the same periods in 1997. The net interest margin decreased to 4.89% for the third quarter of 1998 compared to 4.95% in the same period in 1997. Year to date the net interest margin increased to 4.95% compared to 4.85% for the first nine months in 1997. A combination of factors contributed to these changes, the components of which are detailed in Table 1 on page 18.

         Taxable-equivalent loan interest income increased $4.7 million, or 8.0%, for the third quarter and $16.3 million, or 9.9%, for the first nine months when compared to the same periods in 1997. These increases were the result of the growth in average loans outstanding between 1997 and 1998, which totalled $361 million, or 14%, for the third quarter and $335 million, or 13%, year to date. The increase in interest income from loan growth was partially offset by the impact of a decrease in effective loan yields in 1998 as compared to 1997. For the third quarter, the effective yield decreased 43 basis points to 8.27% from 8.70% in 1997. For the year to date period, the effective yield decreased 25 basis points to 8.40% in 1998 from 8.65% in 1997. The decrease in the effective loan yield, which resulted partly from the portfolio performance of recently merged entities, also reflects a lower level of recoveries of prior-period interest recognized as income in 1998 as compared to 1997 and is consistent with a market interest rate environment that continues to afford borrowers favorable repricing opportunities with active competition among lenders to satisfy the loan demand of a healthy market area economy.

         Taxable-equivalent interest income on investment securities for 1998's third quarter decreased $4.4 million, or 18%, from the third quarter of 1997. For the first nine months of 1998, the decrease in investment income was $10.6 million, or 14%. These decreases are consistent with the reduction in the average investment in securities between 1997 and 1998, which totalled $293 million, or 19%, for the third quarter and $265 million, or 17%, for the year to date period. The effective investment portfolio average yield increased 11 basis points to 6.58% for the third quarter of 1998 and 21 basis points to 6.58% for the first nine months, when compared to the same periods in 1997. These increases are primarily the result of higher yields obtained on reinvestment. Market interest rates were relatively stable during 1997, moderating somewhat into 1998. Although the Company has structured the maturities of its investment portfolio in a way that reduces the sensitivity of its effective yield to current market conditions, the year-to-year increase in the effective portfolio yields has experienced will likely continue to experience some compression if current market conditions persist.

         The net increase in total taxable-equivalent interest income between 1997 and 1998 was $1.5 million, or 1.8%, for the third quarter and $9.3 million, or 3.8%, for the first nine months. The overall effective earning-asset yield in the third quarter of 1998 was 7.70%, or 15 basis points below the 7.85% yield in 1997, and the year to date effective yield in 1998 was 7.77%, up 1 basis point from 1997's yield of 7.76%.

         Interest expense was little changed between 1997 and 1998, increasing $.2 million, or .6%, for the third quarter and $.6 million, or .7%, year to date. Total interest-bearing liabilities increased on average a net $60 million, or 1.9%, in the third quarter of 1998 and $37 million, or 1.2%, year to date compared to 1997. The increase of $149 million in average interest-bearing deposits for the third quarter of 1998 and $148 million year to date were partially offset by decreases in average short-term borrowings of $89 million for the third quarter of 1998 and $111 million year to date compared to 1997. As discussed earlier, the overall growth in interest-bearing deposits was primarily a function of the success of a premium money market product. The growth in this deposit product is also reflected in the small increase in the overall cost of funds for interest-bearing deposits, which rose 2 basis points to 3.82% for the third quarter of 1998 and 4 basis points to 3.82% year to date compared to the same periods in 1997. As shown in Table 1, the cost of short-term borrowings decreased 29 basis points to 4.77% in the third quarter of 1998 and 16 basis points to 4.86% year to date from the comparable 1997 periods. The overall cost of funds rate on interest-bearing liabilities in 1998 was 3.92% for the third quarter and 3.93% for the year to date period, little changed from 3.97% in the third quarter of 1997 and 3.95% year to date in 1997.

Other Income and Expense

         Non-interest income increased $1.3 million, or 9.6%, for the third quarter and $5.4 million, or 13.4%, year to date in 1998 when compared to the same periods in 1997. Gains on sales of foreclosed assets, including those acquired prior to 1933, and other such income totalled $.7 million in the third quarter of 1998 compared to $1.2 million in 1997. Year to date, this income totalled approximately $5.5 million in 1998 and $5.4 million in 1997. Gains on sales of securities totaled $.8 million in the third quarter and year to date periods in 1998 compared to insignificant activity in 1997. Excluding these securities gains or losses and other gains, third quarter non-interest income was $13.1 million in 1998 and $12.1 million in 1997, an increase of $1 million, or 8%. Year to date non-interest income, excluding these same items, was $39.2 million in 1998 compared to $34.7 million for the same period in 1997, an increase of $4.5 million, or 13%.

         Income from service charges on deposit accounts, which accounted for approximately half of regular sources of non-interest income, was relatively stable between 1997 and 1998, decreasing by $.1 million, or 2.1%, in the third quarter and increasing by $.4 million, or 2.5%, for the year to date period.

         Between 1997 and 1998, fee income from credit card transaction operations increased approximately $.6 million, or 34%, for the third quarter and $1.9 million, or 37%, year to date, reflecting both economic conditions and successful marketing efforts. Successful marketing throughout an expanding market area is also reflected in the increase in trust services income in 1998 of $.3 million, or 26%, for the quarter and $1.3 million, or 38%, year to date when compared to 1997. Income from trust investment management services has also benefited from the strong performance of the financial markets in recent years. The Company's secondary market mortgage lending operations generated increases in income of $.2 million, or 38%, for the third quarter of 1998 and $.7 million, or 60%, year to date compared to the same periods in 1997. A healthy economy, market interest rates that favor home sales and present refinancing opportunities, and the Company's allocation of additional resources to its mortgage banking operations all contributed to the strong performance in this income category.

         Several other categories of non-interest income registered solid increases in the third quarter of 1998 compared with 1997. These include a 39% increase in fees for investment services provided to correspondent banks and other customers and an 8.8% increase in fee income from the Company's expanding ATM network. Year to date in 1998, investment service fee income has increased 43% over 1997, and ATM fee income has increased 9.5%.

         Non-interest operating expenses, excluding merger-related expenses, were $50.3 million for the third quarter of 1998 and $137 million for the year to date period. These totals represent increases over 1997 of $7.2 million, or 17%, for the quarter and $12.2 million, or 9.7%, for the year to date period.

         Salaries and employee benefits expense, excluding merger-related expenses which consist primarily of contractual and other severance arrangements, totalled $25.9 million for the third quarter of 1998 and $71.3 million for the year to date period. These amounts represent increases of $3.8 million, or 17%, for the quarter and $6.7 million, or 10%, year to date when compared to the same periods in 1997. Executive incentive compensation increased approximately $.6 million for the third quarter in 1998 and $1.9 million year to date compared to the same periods in 1997. Other incentive compensation, including signing bonuses and productivity-based compensation, increased $.6 million for the quarter and $1.0 million year to date compared to the same periods in 1997.

         The expense of providing employee health and group insurance benefits increased $1.2 million in 1998's third quarter and $.8 million year to date over 1997. Unusually high claims experience from employees participating in the self-insured health benefit program was the primary factor contributing to the year to date increase. The quarterly increase resulted mainly from delays in claims processes associated with the transition to a new claims administrator in the second quarter of 1998, the impact of which was compounded by the unfavorable overall claims experience.

         Excluding executive and employee incentive compensation and health and group insurance benefits, salaries and benefits expense increased $1.3 million, or 6.7%, for the third quarter of 1998 and $3.0 million, or 5.3%, year to date compared to the same periods in 1997. These increases are attributable to regular merit increases, the cost of staffing the expanding branch network and other staff additions, and to the net change in the cost of various other employee incentive programs.

         Occupancy expense increased $.6 million, or 17%, for the third quarter of 1998 and $.9 million, or 8.5%, year to date as compared to the same periods in 1997. These increases are mainly attributable to unscheduled mechanical system and other building repair and maintenance expenses at several major facilities, as well as to the cost of servicing additional branches and other new facilities opened during 1997 and 1998.

         Excluding merger expenses, the remaining net increase in non-personnel-related expenses was approximately $2.9 million, or 16%, for the third quarter of 1998 and $4.6 million, or 9.1%, year to date when compared to the same periods in 1997. Credit card transaction processing expenses increased $.4 million, or 32%, for the third quarter and $1.4 million, or 37%, year to date in 1998. These increases are consistent with the growth in related fee income discussed above. Also contributing to the overall increase were additional costs incurred to furnish, equip and service the new banking facilities, replace and upgrade the branch delivery system, install a standardized office automation network, and upgrade the mainframe central processing unit. The total expense for furnishings and equipment, including data processing systems, increased over the comparable 1997 periods by $1.1 million, or 28%, in 1998's third quarter and $1.8 million, or 15%, year to date.

         The increased cost of establishing and maintaining voice and data communication links throughout the Company's expanded service area is reflected in the expense for postage and communications in 1998. This expense category increased approximately 24% over 1997 for both the quarterly and year to date periods.

         Other factors contributing to the overall increase non-interest expenses for 1998 included $.5 million in consulting fees during the third quarter associated with the preliminary phase of a project to establish a state-of-the- art customer call center. This is reflected in the increased expense for legal and other professional fees. Training expense, which is included in the other non-interest expense category, increased approximately $.6 million in 1998's third quarter and $.9 million year to date in 1998 compared to 1997. The Company is conducting a system- wide retail sales automation and sales culture training program as part of the overall branch delivery system upgrade mentioned earlier. This program should be substantially completed by year-end 1998.

         Partially offsetting these increased expenses were savings realized in connection with the periodic negotiation of certain service contracts and a net reduction in Federal Reserve Bank processing charges.

         The Company and its merger partners incur various nonrecurring costs to complete merger transactions and to consolidate operations subsequent to a merger. These include change in control payments and other employment related costs, investment banker fees, fees for various professional services, and losses related to obsolescence and contract cancellations. In 1998, the Company reported approximately $1.4 million in merger-related expenses for the third quarter as compared to $1.2 million in the prior year. Year to date merger-related expenses were $4.9 million in 1998 and $2.4 million in 1997.

Year 2000 Issue

         Inherent risks to the Company with respect to the Year 2000 situation include potential losses related to data processing and other systems that may not operate as expected, disruption of Company operations resulting from technological malfunctions from within the Company's internal communications and other processing systems, business problems associated with key third party vendors and other external service providers that may not be Year 2000 system compliant, credit quality issues that may arise with respect to significant customers that may not be Year 2000 system compliant, as well as other business and economic risks that may result from the pervasive impact that the Year 2000 situation could have on overall social and economic conditions.

          In response to Year 2000 issues, a company-wide task force has developed a plan to review and test the Company's systems and other business operations in relation to Year 2000 compliance. To date, the task force has identified appropriate remediation action steps, and system revisions and/or upgrades are being made, where appropriate. These remediation action steps also include non-information technology systems that employ embedded technology, such as facilities control systems.

         The Company plans to have its internal mission-critical systems substantially remediated and tested for Year 2000 compliance by the end of 1998. All mission-critical systems are planned to be placed back into production by March 1999. Remediation and testing of other systems and business operations are underway and are anticipated to be fully compliant and in production by June 1999. Approximately 50% of mission-critical systems were compliant as of
September 30, 1998. Processes and procedures are in place to ensure that all projects undertaken in the interim deliver Year 2000 compliant solutions, all future third party hardware and software acquisitions are Year 2000 compliant, and all commercial third-party service providers are queried regarding their Year 2000 compliance plans.

         Non-interest expense in 1998 includes direct costs incurred in connection with the Company's efforts to ensure that its operations will not be significantly affected by the use of the year 2000 in its computer systems or other systems or in the systems of its suppliers and customers. The majority of systems remediation costs have been borne by third party vendors who supply the software under annual maintenance fees. The Company's costs for installation of vendor remediated software fall within the "business as usual" budget. Expenditures for vendor maintenance and specific software costs related to the Year 2000 items have been less than $1 million. Internal costs associated with Year 2000 compliance were approximately $1.5 million for the year to date period in 1998. The Company's remaining cost of system remediation is estimated to be an additional $2 million. This estimate includes an additional $1 million of internal costs.

         During the second quarter of 1998, the Company began assessing the Year 2000 readiness of its larger borrowing customers by sending screening questionnaires to those customers. To date, 98% of those questionnaires have been received and analyzed, representing 90% of the loan dollar exposure surveyed. Based upon the responses, the Company has graded each customer as being at low, moderate or high risk of sustaining Year 2000-related business disruptions. During the third quarter, the Company sent additional, more detailed questionnaires to those customers who either did not respond or were graded as being at moderate or high risk of Year 2000 disruptions. The Company intends to use its Watchlist Committee process to monitor the Year 2000 remediation progress of non responding or high risk customers with initial Watchlist Committee review of all such customers prior to January 1, 1999. The Company's contingency plan for high risk customers includes additional collateral, additional guarantees, alternative sources of repayment or, in certain cases declining to renew existing loans or extend new advances. The formal risk assessment of customers is also incorporated into the underwriting, credit review and reserve adequacy analysis processes.

         The Company is also dependent upon customers and others for deposits and other funding sources to fund its earning assets. In a process similar to that used for borrowing customers, the Company sent assessment questionnaires to major depositors and investment counter parties. These responses have been used to assess the possible impact from Year 2000 problems on the Company's ability to secure sufficient funding to support its operations and have been included in its asset/liability and liquidity modeling and planning.

         The Company has also initiated formal communications with its significant suppliers to determine the extent to which it is vulnerable to those third parties' failures to remediate their own Year 2000 issues. However, there can be no assurance that the systems of other organizations upon which the Company's operations rely, including essential utilities and telecommunications providers, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a materially adverse effect on the Company.

         Because there is no generally accepted definition of "Year 2000 Compliant" and the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, that organization, no "certification" of compliance is possible by any business. For example, in Securities and Exchange Commission ("SEC") Staff Legal Bulletin No. 5, the SEC opined that "it is not, and will not, be possible for any single entity or collective enterprise to represent that it has achieved complete Year 2000 compliance and thus to guarantee its remediation efforts. The problem is simply too complex for such a claim to have legitimacy. Efforts to solve Year 2000 problems are best described as 'risk mitigation'." Consequently, the Company cannot so "certify" either. Although the Company believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans are currently being developed in the event that efforts to remediate the Company's systems are not fully successful or are not completed in accordance with current expectations. The contingency plans represent an expansion of the Company's existing business resumption plans to safeguard the Company under various Year 2000 scenarios. While there can be no assurance that the Company will not be materially adversely effected by Year 2000 problems, it is committed to ensuring that it is fully Year 2000 compliant and believes its plans adequately address the above-mentioned risks.

Income Taxes

         The Company provided for income taxes at an overall effective rate of 32.9% for the third quarter and year to date in 1998 compared to 36.9% and 34.0%, respectively, for the same periods in 1997. The effective rates in each period differ from the statutory rate of 35% generally because of the tax exempt income earned on investments in state and municipal obligations and state income taxes. The high effective rate in 1997 reflects in large part the impact of non-deductible merger-related expenses.

ASSET/LIABILITY MANAGEMENT

         The Company maintains an asset/liability management process which has as its focus the development and implementation of strategies in the funding and deployment of the Company's resources that are expected to maximize soundness and profitability over time. These strategies reflect the goals set by the Company for capital adequacy, liquidity, and the acceptable levels of risk established in Company policies. As part of this process, the Company uses an earnings simulation model to analyze how its net interest income and net income would change in response to changes in market interest rates. The simulation model incorporates management's expectations regarding loan demand, deposit product preferences, pricing and funds availability, prepayment rates, and the spread of rates between different financial instruments, among other factors. Interest rate change scenarios of plus and minus 100, 200 and 300 basis points are run in the model against the Company's balance sheet and the results of these simulations show the impact on the Company's future earnings and on the discounted cash value of its balance sheet. Management has established policy limits which are used to monitor the results of these tests. Should these simulations yield changes that are not within limits, management would evaluate the desirability of altering the loan and deposit portfolios of the Company or of taking other steps to return the Company to policy limits. The simulations run at September 30, 1998 yielded results that were all within policy limits and showed no material impact on earnings or net asset values. These simulated results also showed no significant negative impact on the Company's liquidity position.

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

         The consolidated statements of cash flows on page 3 provide a summarized view of the Company's uses and sources of liquidity for the nine-month periods ended September 30, 1998 and 1997. The Company generated $58 million in liquid funds from operations for the first nine months of 1998 and paid total dividends of $19 million. A major source of liquid funds during the first nine months of 1998 was unreinvested maturities of investment securities totalling $287 million. Much of the funds provided from investment maturities served to fund loan growth of $272 million, excluding loans acquired in the Lake Charles branch purchase transaction of $39 million, and to increase short-term liquidity as shown by the $62 million increase in federal funds sold and short-term investments. This increase in liquidity is expected to support near-term loan growth. In connection with the Lake Charles branch purchase completed in September 1998, the Company also received net cash of approximately $84 million.

         Total deposits, which are discussed in more detail below, increased during the first nine months of 1998 by $53 million. Excluding the $149 million of deposits assumed in connection with the Lake Charles branch purchase transaction, total deposits would have decreased by approximately $96 million through September 30,1998 from year end 1997, primarily in the time deposit category. At the same time, short-term borrowings of federal funds and sales of securities under repurchase agreements increased $32 million over this period.

         Average core deposits, defined as all deposits other than time deposits of $100,000 or more, increased by $176 million between the first nine months of 1997 and 1998. Growth in average non-interest-bearing demand deposits of $82 million in 1998 and net growth of $128 million in average interest-bearing checking, savings and money market account deposits for the same period was offset by a $34 million decrease in core time deposits. Other time deposits increased on average by $54 million for the first nine months in 1998 as compared to 1997, primarily as an alternative source of funds to short-term repurchase agreement borrowings.

         As of September 30, 1998, the portfolio of investment securities held to maturity was expected to generate approximately $322 million of principal cash flow within one year. An additional $127 million of investment securities was classified as available for sale at the end of 1998's third quarter, although management's determination of this classification does not derive primarily from liquidity considerations.

         The Bank had approximately $1.3 billion in unfunded loan commitments and lines of credit outstanding at September 30, 1998, up from the $1.2 billion level at December 31, 1997. Because commitments and unused credit lines may, and many times do, expire without being drawn upon, unfunded balances do not necessarily represent actual future liquidity requirements. Draws by customers against these commitments are not expected to place any unusual strain on the Company's liquidity position.

FORWARD LOOKING STATEMENTS

         The Company may from time to time make written or oral forward-looking statements, including statements contained in this report or other filings with the Securities and Exchange Commission, in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements are based on a number of assumptions about future events and are subject to various risks and uncertainties, which may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to (i) the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations, (ii) changes in trade, monetary and fiscal policies, laws and regulations of government agencies and similar organizations, including interest rate policies of the Board of Governors of the Federal Reserve System, (iii) inflation, interest rate, market and monetary fluctuations, (iv) the Company's ability to improve sales and service quality and to develop profitable new products, (v) the willingness of users to substitute competitors' products and services for the Company's products and services, (vi) the success of the Company in gaining regulatory approval of its products and services, when required, (vii) changes in consumer spending, borrowing and saving habits, (viii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (ix) the amount and rate of growth in the Company's expenses and its ability to achieve targeted or projected cost controls, (x) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, (xi) technological changes, including the possibility that the Company's Year 2000 remediation project may not be completed as projected resulting in losses related to data processing and other systems that may not operate as expected, (xii) acquisitions and the integration of acquired businesses, (xiii) the impact on the Company's financial statements of nonrecurring accounting charges that may result from its ongoing evaluation of its business strategies, asset valuations and organizational structures,
(xiv) charge-off and delinquency trends, (xv) the effects of easing of restrictions on the financial services industry, and the effects of competition from institutions that can take better advantage of eased restrictions and from new entries into the markets served by the Company, and (xvi) the success of the Company at managing the risks involved in the foregoing.

         Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date it was made. The Company undertakes no obligation to update or revise any forward-looking statements.

TABLE 1.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
ANALYSIS OF INTEREST INCOME AND INTEREST EXPENSE
(dollars in thousands)

                           THREE MONTHS ENDED SEPTEMBER 30                            NINE MONTHS ENDED SEPTEMBER 30
                          1998                        1997                           1998                          1997
              -------------------------------------------------------  -------------------------------------------------------------
               Average   Income/   Yield/   Average   Income/  Yield/    Average    Income/    Yield/   Average    Income/    Yield/
               Balance   Expense   Rate     Balance   Expense  Rate      Balance    Expense    Rate     Balance    Expense    Rate
              -------------------------------------------------------  -------------------------------------------------------------
ASSETS
Loans (tax
 equivalent)
 (1),(2).....$3,023,046  $63,017   8.27%  $2,661,662  $58,355   8.70%   $2,896,997  $182,092   8.40%   $2,562,110  $165,748    8.65%
              -------------------------------------------------------  -------------------------------------------------------------

U. S.
 Treasury
 securities..   248,618    4,041    6.45     500,598    7,546   5.98       280,336    13,579   6.48       557,784    24,637    5.91
U.S.
 government
 agency
 securities..   382,362    6,210    6.50     563,251    9,086   6.45       456,854    22,175   6.47       564,444    26,912    6.36
Mortgage-
 backed
 securities..   458,667    7,204    6.28     311,703    5,104   6.55       450,744    21,277   6.29       317,715    15,304    6.42
State and
 municipal
 securities
 (tax
 equivalent)
 (1).........   140,566    2,831    8.06     145,335    2,941   8.09       136,181     8,329   8.15       149,246     9,068    8.10
Federal Reserve
 stock and
 other
 corporate
 securities..     9,733      132    5.42      11,943      188   6.30        10,672       440   5.50        11,039       477    5.76
              -------------------------------------------------------  -------------------------------------------------------------

 Total
  investments
  in
  securities
  (1),(3).... 1,239,946   20,418    6.58   1,532,830   24,865   6.47     1,334,787    65,800   6.58     1,600,228    76,398    6.37
              -------------------------------------------------------  -------------------------------------------------------------


Federal funds
 sold and
 short-term
 investments.   129,207    1,847    5.67      37,288      566   6.02       132,779     5,813   5.85        47,841     2,214    6.19
              -------------------------------------------------------  -------------------------------------------------------------
 Total
  interest-
  earning
  assets..... 4,392,199  $85,282    7.70%  4,231,780  $83,786   7.85%    4,364,563  $253,705   7.77%    4,210,179  $244,360    7.76%
              -------------------------------------------------------  -------------------------------------------------------------

Cash and due
 from
 financial
 institutions   212,684                      208,168                       219,070                        217,213
Bank premises
 and equipment,
 net.........   155,962                      137,309                       150,958                        133,117
Other real
 estate owned,
 net.........     2,042                        4,462                         2,281                          4,549
Other assets.    92,222                       91,119                        88,950                         92,148
Reserve for
 possible
 loan losses.   (42,788)                     (45,517)                      (43,681)                       (44,598)
             -----------                  -----------                   -----------                    -----------
 Total
  assets.....$4,812,321                   $4,627,321                    $4,782,141                     $4,612,608
             ===========                  ===========                   ===========                    ===========


LIABILITIES
Savings
 deposits....$  507,742  $ 3,121    2.44% $  541,950  $ 3,535   2.59%   $  511,163  $  9,382   2.45%   $  548,703  $ 10,881    2.65%
NOW and MMDA
 deposits.... 1,046,368    7,753    2.94     857,792    5,580   2.58     1,014,642    21,821   2.88       849,569    15,941    2.51
Time
 deposits.... 1,272,384   16,327    5.09   1,277,811   16,531   5.13     1,285,037    49,164   5.12     1,264,460    48,395    5.12
              -------------------------------------------------------  -------------------------------------------------------------
 Total
  interest-
  bearing
  deposits    2,826,494   27,201    3.82   2,677,553   25,646   3.80     2,810,842  $ 80,367   3.82     2,662,732    75,217    3.78
              -------------------------------------------------------  -------------------------------------------------------------

Federal funds
 purchased and
 repurchase
 agreements..   329,457    3,963    4.77     418,557    5,336   5.06       322,316    11,728   4.86       433,322    16,269    5.02
              -------------------------------------------------------  -------------------------------------------------------------
 Total
  interest-
  bearing
  liabilities 3,155,951  $31,164   3.92%   3,096,110  $30,982   3.97%    3,133,158  $ 92,095   3.93%    3,096,054  $ 91,486    3.95%
              -------------------------------------------------------  -------------------------------------------------------------

Demand
 deposits,
 non-
 interest-
 bearing..... 1,059,235                      984,181                     1,064,327                        982,019
Other
 liabilities.    41,673                       38,653                        39,766                         36,663
Shareholders'
 equity......   555,462                      508,377                       544,890                        497,872
             -----------                  -----------                   -----------                    -----------
 Total
  liabilities
  and
  shareholders'
  equity.....$4,812,321                   $4,627,321                    $4,782,141                     $4,612,608
             ===========                  ===========                   ===========                    ===========

 Net interest
  income/margin
  (tax
  equivalent)
  (1)........            $54,118    4.89%              $52,804  4.95%               $161,610   4.95%               $152,874    4.85%
                         =======    =====              =======  =====               ========   =====               ========    =====


(1)  Tax equivalent amounts are calculated using a marginal federal income tax rate of 35%.
(2) Average balance includes nonaccruing loans of $11,721  and $8,344 for the quarterly periods in 1998 and 1997, respectively ,and
    $10,507 and $9,315 for the year-to-date periods in 1998 and 1997, respectively.
(3) Average balance excludes unrealized gain or loss on securities available for sale.

TABLE 2.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NON-PERFORMING ASSETS AND OTHER SELECTED DATA
(end of quarter, dollars in millions)

                                                                     1998                             1997
                                                         ---------------------------  --------------------------------------
                                                            3rd       2nd       1st       4th      3rd       2nd        1st
                                                         ---------------------------  --------------------------------------
Loans accounted for on a nonaccrual basis................ $11.7     $11.6      $8.3      $9.4      $7.4      $9.7     $10.3

Restructured loans.......................................   2.7       1.8       1.8       2.0       2.7       3.3       2.8
                                                         ---------------------------  --------------------------------------
Total non-performing loans...............................  14.4      13.4      10.1      11.4      10.1      13.0      13.1
                                                         ---------------------------  --------------------------------------

Other real estate owned, net.............................   2.1       2.2       2.0       3.0       3.5       4.5       4.9

Other foreclosed assets..................................    .1        .5        .1        .1        .1        .1         -
                                                         ---------------------------  --------------------------------------
Total non-performing assets.............................. $16.5     $16.2     $12.2     $14.5     $13.7     $17.6     $18.0
                                                         ===========================  ======================================


Reserve for possible loan losses as a percent of:
   Total nonaccruing loans...............................   357%      374%      521%      477%      589%      455%      422%
   Total non-performing loans............................   290%      323%      426%      391%      432%      341%      334%
   Total loans...........................................  1.31%     1.51%     1.56%     1.58%     1.63%     1.73%     1.78%

Non-performing loans as a percent of
   total loans...........................................   .46%      .47%      .37%      .40%      .38%      .51%      .53%

Non-performing assets as a percent of
   total assets..........................................   .34%      .35%      .26%      .31%      .30%      .39%      .40%







TABLE 3.
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
RESERVE FOR POSSIBLE LOAN LOSSES
(by quarter, in millions)

                                                                     1998                             1997
                                                         ---------------------------  --------------------------------------
                                                            3rd       2nd       1st       4th      3rd       2nd        1st
                                                         ---------------------------  --------------------------------------
    Reserve balance, beginning of quarter................ $43.4     $43.3     $44.5     $43.7     $44.3     $43.6     $44.0
    Provision for possible loan losses:
        Expense of providing loss reserves...............     -         -        .1        .2         -        .1        .3
        Reduction of loss reserves.......................     -         -         -         -      (2.8)        -         -
    Loans charged off....................................  (2.9)     (2.1)     (3.0)     (2.5)     (1.7)     (2.0)     (3.1)
    Recoveries...........................................   1.2       2.2       1.7       3.1       3.9       2.6       2.4
                                                         ---------------------------  --------------------------------------
    Reserve balance, end of quarter...................... $41.7     $43.4     $43.3     $44.5     $43.7     $44.3     $43.6
                                                         ===========================  ======================================

                                     - 19 -

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K (a)(3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter (filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission file number 0-1026) and incorporated herein by reference)

         Exhibit 3.2 - Copy of Bylaws (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference herein)

         Exhibit 3.3 - Copy of Bylaws, as amended July 1998

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  WHITNEY HOLDING CORPORATION
                                                          (Registrant)




                                              By: /s/ William L. Marks
                                                 -------------------------------
                                                 William L. Marks
                                                 Chief Executive Officer and
                                                 Chief Financial Officer




                                                 November 13, 1998
                                                 -------------------------------
                                                              Date

                                                                     EXHIBIT 3.3


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

Section 5.

A. Directors shall retire from the Board of this corporation upon the earlier occurrence of either of the following events:

         1. Upon attainment of the Director's 70th birthday. A Director shall retire effective the date of the annual meeting of shareholders following his or her 70th birthday.

         2. Upon the Director's resignation or retirement from the principal business enterprise by which he or she was employed when he or she became a Director ("principal business enterprise"). A Director shall retire from the Board effective the date of the annual meeting of shareholders following the expiration of a one year period beginning with his or her resignation or retirement from his or her principal business enterprise, unless the Director meets both of the following requirements:

                  a. He or she has assumed a prominent role in a business or community organization during the one year period; and

                  b. Both the Director's role and the organization's status in a
                  significant   Whitney   market   satisfy  this   corporation's
                  customary requirements for the nomination of a new Director.

B. Neither event set forth in Section 5A shall require (i) the retirement at any time of any Director who, on October 26, 1994, had already achieved the age of 70 or had already resigned or retired from his or her principal business enterprise or (ii) the retirement prior to the end of his or her term of any Director who, on July 22, 1998, had already achieved the age of 70 or had already resigned or retired from his or her principal business enterprise.