Form 10-K
period 1998-12-31
WHITNEY HOLDING CORP
filed 1999-03-30
CIK 106926

                                 March 30, 1999


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-K for the period ended December 31, 1998.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                                     Sincerely,




                                                    /s/ Thomas L. Callicutt, Jr.
                                                    ----------------------------
                                                    Thomas L. Callicutt, Jr.
                                                    Senior Vice President &
                                                    Comptroller
                                                    (504) 552-4591

TLC/drm

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998        Commission file number 0-1026

                           WHITNEY HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

       Louisiana                                        72-6017893
(State of incorporation)                    (I.R.S. Employer Identification No.)

                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           Name of each exchange
                                                           ---------------------
  Title of each class                                       on which registered
  -------------------                                       -------------------
         None                                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:             Yes  X            No
                                                  -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

As of March 4, 1999, the aggregate market value of the voting stock held by non-affiliates was approximately $779,081,482

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at March 4, 1999
           -----                                    ----------------------------
 Common Stock, no par value                                  23,431,022

Documents Incorporated by Reference           Part of 10-K in which incorporated
-----------------------------------           ----------------------------------
Proxy Statement for 1999 annual meeting                    Part III
except for information referred to in
Item 402(a)(8) of Regulation S-K

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS
                                                                            Page
--------------------------------------------------------------------------------

PART I
         Item 1: Business                                                      3
         Item 2: Properties                                                    4
         Item 3: Legal Proceedings                                             4
         Item 4: Submission of Matters to a Vote of Security Holders           4
         Item 4a:Executive Officers of the Registrant                          4

--------------------------------------------------------------------------------

PART II
         Item 5: Market for the Registrant's Common Stock and
                 Related Shareholder Matters                                   5
         Item 6: Selected Financial Data                                       6
         Item 7: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           7
         Item 7a:Quantitative and Qualitative Disclosure about Market Risk    24
         Item 8: Financial Statements and Supplementary Data                  25
         Item 9: Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          57

--------------------------------------------------------------------------------

PART III
        Item 10: Directors and Executive Officers of the Registrant           57
        Item 11: Executive Compensation                                       59
        Item 12: Security Ownership of Certain Beneficial Owners and
                 Management                                                   60
        Item 13: Certain Relationships and Related Transactions               60

--------------------------------------------------------------------------------

PART IV
        Item 14: Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                  60


        Signatures                                                            63


                               Page 2 of 66 Pages

                                     PART I

Item 1:  BUSINESS

     Whitney Holding Corporation (the "Company") is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956. The Company began operations in 1962 as the parent of Whitney National Bank, which has been in continuous operation since 1883. Beginning in 1995 and continuing through 1997, the Company operated as a multi-bank holding company, having established the Whitney Bank of Alabama in 1995, the Whitney National Bank of Florida in 1996 and the Whitney National Bank of Mississippi in 1997 in connection with business acquisitions. In January 1998, the Company merged all of its banking operations into Whitney National Bank. Throughout this annual report, references to the "Bank" will cover all former subsidiary banks. During 1995, the Company established the Whitney Community Development Corporation ("WCDC"), which is authorized to make equity and debt investments in corporations or projects designed primarily to promote community welfare, including the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents, or promoting small businesses that service low-income areas.

     The Company, through the Bank, engages in commercial and retail banking and in trust business, including the taking of deposits, the making of secured and unsecured loans, the financing of commercial transactions, the issuance of credit cards, the delivery of corporate, pension and personal trust services, and certain limited investment services. The Bank renders these services throughout its market areas in south Louisiana, south Alabama, along the Mississippi Gulf Coast, in the Pensacola, Florida area, and through a foreign branch on Grand Cayman in the British West Indies.

         COMPETITION

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

     In recent years there has been a significant consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. This consolidation has been driven more recently by general competitive pressures. All of the Bank's major direct banking competitors have been relatively active in expansion through acquisition. Since January 1994 the Company has acquired eleven separate banking operations involving approximately $1.6 billion of assets. The trend toward industry consolidation is expected to continue in the near term.

         EMPLOYEES

     At the end of 1998, the Company and the Bank employed a total of 2,269 employees. The Company and its subsidiaries provide a variety of benefit programs including group life, health and other insurance and retirement plans. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

         THE SUBSIDIARY BANK

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

                               Page 3 of 66 Pages

         SUPERVISION AND REGULATION

     The Company and the Bank and their related operations are subject to federal, state and local laws applicable to banks and bank holding companies and to the regulations of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency, and the Federal Deposit Insurance Corporation.

Item 2:  PROPERTIES

     The Company owns no real estate in its own name. The Company's and Whitney National Bank's executive offices are located in downtown New Orleans in the Bank's main office facilities, which the Bank owns. A portion of these facilities, as well as portions of certain other facilities in Louisiana and Mississippi, are available for lease to third parties, although such leasing activity is not material to the Company's overall operations. The Bank owns approximately seventy percent of the total number of branch banking facilities currently in operation. The remaining branch facilities are subject to leases, each of which management considers to be reasonable and appropriate to its location. All facilities, whether owned or leased, are being maintained in a manner so as to ensure that they continue to be suitable for their intended banking operations.

     In 1999, the Company plans to open or begin construction on four additional branch locations throughout the market areas of the Bank. Total capital expenditures for these new facilities are estimated at $3 million.

     The Bank holds a variety of property interests acquired through the years in settlement of loans. Reference is made to Note 7 to the financial statements included in Item 8 for further information regarding such property interests as of December 31, 1998.

Item 3:  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 4a: EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the Company's 1998 10-K, Item 10.


                               Page 4 of 66 Pages

                                     PART II

Item 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     a) The Company's stock price is reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) system under the symbol WTNY. The Summary of Quarterly Financial Information located on page 56 shows the range of closing prices of the Company's stock for each calendar quarter of 1998 and 1997 as reported on The Nasdaq Stock Market.

     b) The approximate number of shareholders of record of the Company, as of March 4, 1999, is as follows:

        Title of Class                                Shareholders of Record
---------------------------------                     ----------------------
   Common Stock, no par value                                  6,493

     c) Also located on the Summary of Quarterly Financial Information, page 56, are details regarding the dividends declared by the Company.


                               Page 5 of 66 Pages

Item 6: SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                 1998          1997          1996          1995           1994
----------------------------------------------------------------------------------------------------------------------------
YEAR-END BALANCE SHEET DATA
  Total assets                                         $ 5,211,919   $ 4,787,447   $ 4,675,250   $ 4,367,552    $ 4,038,262
  Earning assets                                         4,762,169     4,359,432     4,233,584     3,939,430      3,644,901
  Investment in securities                               1,340,078     1,470,967     1,668,000     1,822,582      2,001,994
  Loans                                                  3,270,581     2,864,664     2,484,495     2,027,538      1,582,438
  Deposits                                               4,256,662     3,935,871     3,672,438     3,656,457      3,428,389
  Shareholders' equity                                     560,961       525,136       482,992       449,225        393,457
----------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                         $ 4,857,088   $ 4,630,995   $ 4,438,672   $ 4,117,755    $ 4,079,839
  Earning assets                                         4,429,631     4,229,210     4,043,543     3,742,192      3,702,458
  Investment in securities                               1,301,163     1,569,143     1,798,811     1,901,027      2,091,980
  Loans                                                  2,972,664     2,609,275     2,174,400     1,745,433      1,484,687
  Deposits                                               3,930,221     3,679,832     3,569,118     3,453,728      3,430,632
  Shareholders' equity                                     548,806       503,325       465,347       417,417        359,075
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                      $   336,113   $   323,571   $   301,586   $   278,988    $   251,125
  Interest expense                                         122,981       122,245       117,368       102,071         81,233
  Net interest income                                      213,132       201,326       184,218       176,917        169,892
  Net interest income (TE)                                 217,858       206,220       189,075       181,122        174,016
  Provision for possible loan losses                            73        (2,120)       (3,626)       (8,616)       (25,618)
  Non-interest income (exclusive of securities
    transactions)                                           59,932        54,169        44,827        40,953         41,255
  Securities transactions                                      839            12             2            50           (771)
  Non-interest expense                                     195,993       171,587       161,952       148,180        141,219
  Net income                                                52,679        57,178        47,811        53,646         69,138
  Net income, before tax-effected merger-related expenses   57,237        59,705        51,230        53,646         69,138
----------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                   1.08%         1.23%         1.08%         1.30%          1.69%
  Return on average shareholders' equity                     9.60%        11.36%        10.27%        12.85%         19.25%
  Net interest margin                                        4.92%         4.88%         4.68%         4.84%          4.70%
  Tier 1 capital ratio                                      13.81%        15.27%        15.39%        17.68%         20.97%
  Total capital ratio                                       14.87%        16.49%        16.64%        18.93%         22.22%
  Leverage ratio                                            10.39%        10.83%        10.60%         9.75%          9.53%
  Average shareholders' equity to average assets            11.30%        10.87%        10.48%        10.14%          8.80%
  Shareholders' equity to total assets                      10.76%        10.97%        10.33%        10.29%          9.74%
  Average loans to average deposits                         75.64%        70.91%        60.92%        50.54%         43.28%
  Reserve for possible loan losses to loans                  1.23%         1.55%         1.77%         2.23%          2.72%
  Non-performing assets to loans plus foreclosed assets       .49%          .51%          .69%         1.12%          1.93%
  Reserve for possible loan losses to non-performing loans 284.54%       381.46%       354.74%       307.66%        192.47%
----------------------------------------------------------------------------------------------------------------------------
SELECTED COMMON SHARE DATA
  Earnings Per Share
    Basic                                                   $ 2.26        $ 2.48        $ 2.10        $ 2.39         $ 3.12
    Basic, before tax-effected merger-related expenses      $ 2.46        $ 2.59        $ 2.25        $ 2.39         $ 3.12
    Diluted                                                 $ 2.24        $ 2.46        $ 2.09        $ 2.37         $ 3.10
    Diluted, before tax-effected merger-related expenses    $ 2.44        $ 2.57        $ 2.24        $ 2.37         $ 3.10
  Dividends
    Cash dividends per share                                $ 1.20        $ 1.12         $ .97         $ .82          $ .64
    Dividend payout ratio                                   53.04%        45.10%        46.11%        34.27%         20.54%
  Book Value Per Share
    Book value                                             $ 23.98       $ 22.72       $ 21.14       $ 19.91        $ 17.64
    Tangible book value                                    $ 23.01       $ 21.90       $ 20.20       $ 18.85        $ 17.02
  Trading Data
    High stock price                                       $ 63.38       $ 59.75       $ 35.88       $ 34.00        $ 28.50
    Low stock price                                        $ 35.75       $ 34.75       $ 29.50       $ 22.00        $ 21.00
    Closing stock price                                    $ 37.50       $ 57.00       $ 35.38       $ 31.00        $ 21.75
    Trading volume                                       6,574,200     5,582,668     4,514,528     4,577,317      5,791,054
  Average Shares Outstanding
    Basic                                               23,283,458    23,025,173    22,729,851    22,417,663     22,185,791
    Diluted                                             23,499,643    23,236,174    22,897,208    22,615,722     22,283,920
----------------------------------------------------------------------------------------------------------------------------


                               Page 6 of 66 Pages

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the Company) and its subsidiaries and on their results of operations during 1998, 1997 and 1996. The Company's principal subsidiary is Whitney National Bank (the "Bank"), in which virtually all of the Company's operations are contained. This discussion  and  analysis  is  intended  to highlight and supplement information
contained  elsewhere  in   this  annual  report,  particularly   the   preceding
Consolidated Financial Statements and Notes to Consolidated Financial Statements. Prior year financial information has been restated to include the accounts of acquired companies accounted for as poolings-of-interests. Acquisitions accounted for as purchases are included from their respective dates of acquisition.

OVERVIEW

     During the three-year period ended December 31, 1998, the Company made nine acquisitions as discussed in Note 3. As a result, the Company incurred conversion and other merger expenses related to the acquisitions in each of these three years. The effects of these tax-effected merger-related expenses on net income, earnings per share, return on average assets and return on average shareholders' equity for each of the years are shown in Table 1.

TABLE 1.  EFFECTS OF MERGER-RELATED EXPENSES                                               Years Ended December 31
-----------------------------------------------------------------------------------------------------------------------------
(dollars in millions, except per share data)                                          1998           1997           1996
-----------------------------------------------------------------------------------------------------------------------------
Earnings, before tax-effected merger-related expenses                              $  57.2      $    59.7      $    51.2
Tax-effected merger-related expenses                                                  (4.5)          (2.5)          (3.4)
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                         $  52.7      $    57.2      $    47.8
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share, before tax-effected merger-related expenses              $  2.46      $    2.59      $    2.25
Effect of tax-effected merger-related expenses                                        (.20)          (.11)          (.15)
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                           $  2.26      $    2.48      $    2.10
-----------------------------------------------------------------------------------------------------------------------------
Return on average assets, before tax-effected merger-related expenses                 1.18 %         1.29 %         1.15%
Effect of tax-effected merger-related expenses                                       ( .10)         ( .06)         ( .07)
-----------------------------------------------------------------------------------------------------------------------------
Return on average assets                                                              1.08 %         1.23 %         1.08 %
-----------------------------------------------------------------------------------------------------------------------------
Return on average shareholders' equity, before tax-effected merger-related expenses  10.43 %        11.86 %        11.01 %
Effect of tax-effected merger-related expenses                                       ( .83)         ( .50)         ( .74)
-----------------------------------------------------------------------------------------------------------------------------
Return on average shareholders' equity                                                9.60 %        11.36 %        10.27%
-----------------------------------------------------------------------------------------------------------------------------

     Earnings  before  tax-effected  merger-related  expenses  decreased by $2.5 million  in 1998 from  1997.  Positive  factors  contributing  to 1998  earnings include increases in net interest income of $11.8 million, or 6%, and non-interest income of $6.6 million, or 12%. Offsetting these positive factors were a change in the provision for loan losses of $2.2 million and increased non-interest expense of $21.7 million, or 13%, excluding merger-related expenses.

     The growth in net interest income was primarily due to a 14% increase in average loans. The change in the provision for loan losses resulted from a minimal provision arising from pooled entities in 1998, compared to a reserve reduction in 1997. The rise in non-interest income was primarily due to increases in credit card income and trust service fees resulting from increased business in those areas. Non-interest expense, exclusive of merger-related expenses, increased from 1997 due to the hiring of key personnel, increased incentive compensation expense, unexpectedly high health claims expense, expenses related to the addition of newly constructed branches and the acquired branches in Lake Charles, Louisiana, increases related to the refurbishment of existing facilities, expenses related to enhancements to communications and data processing hardware and software, and increased credit card processing charges resulting from the growth in the related income noted above.

     Earnings before tax-effected merger-related expenses increased by $8.5 million from 1996 to 1997. The growth in net interest income of 9% resulted primarily from a 20% increase in average loans. The net reduction in the reserve for possible loan losses

                               Page 7 of 66 Pages
was $1.5 million less than in 1996. Non-interest income increased $9.4 million over all categories, with the largest single increase of $3.5 million in net gains on sales and other dispositions of foreclosed assets. Excluding merger -related expenses, non-interest expense rose $10.5 million from increased personnel, incentive compensation and stock-based compensation expense, branch renovation and expansion, expenses related to the opening of a new operations facility and increased credit card processing charges, coupled with decreases in legal and professional fees and deposit insurance expense.

FORWARD-LOOKING STATEMENTS

     Certain statements in this annual report may be regarded as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, made in good faith by the Company, are based on a number of assumptions about future events and are subject to various risks and uncertainties, which may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to (i) the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations, particularly considering the effects of oil and gas prices, (ii) changes in trade, monetary and fiscal policies, laws and regulations of government agencies and similar organizations, including interest rate policies of the Board of Governors of the Federal Reserve System, (iii) inflation, interest rate, market and monetary fluctuations, (iv) the Company's ability to improve sales and service quality and to develop profitable new products, (v) the willingness of users to substitute competitors' products and services for the Company's products and services, (vi) the success of the Company in gaining regulatory approval of its products and services, when required, (vii) changes in consumer spending, borrowing and saving habits, (viii) the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board, (ix) the amount and rate of growth of the Company's expenses and its ability to achieve targeted or projected cost controls, (x) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, (xi) technological changes, including the possibility that the Company's Year 2000 remediation project may not be completed as projected, resulting in losses related to data processing and other systems that may not operate as expected, (xii) acquisitions and the integration of acquired businesses, (xiii) the impact on the Company's financial statements of non-recurring accounting charges that may result from its ongoing evaluation of its business strategies, asset valuations and organizational structures, (xiv) charge-off and delinquency trends, (xv) the effects of easing of restrictions on the financial services industry, and the effects of competition from institutions that can take better advantage of eased restrictions and from new entries into the markets served by the Company, and (xvi) the success of the Company at managing the risks involved in the foregoing.

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

     In 1998, average loans grew $363 million, or 14%, compared to an increase in 1997 of $435 million, or 20%. Table 2, which is based on regulatory collateral codes, shows the Company has experienced significant loan growth in all major categories.

TABLE 2.  LOANS OUTSTANDING BY TYPE
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31
--------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                        1998           1997           1996           1995           1994
--------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans              $1,239,976     $1,206,960     $1,040,639     $  879,400     $  705,244
Real estate loans - commercial and other                   1,036,547        818,213        698,054        530,769        396,445
Real estate loans - retail mortgage                          669,846        545,673        464,249        370,417        272,076
Loans to individuals                                         321,971        287,852        269,275        233,346        198,944
Lease financing                                                2,241          5,966         12,278         13,606          9,729
--------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                          $3,270,581     $2,864,664     $2,484,495     $2,027,538     $1,582,438
--------------------------------------------------------------------------------------------------------------------------------

    Commercial loans other than those secured by real estate increased $33 million, or 3%, in 1998. This increase was distributed among customers involved in manufacturing, wholesaling, retailing and natural resource exploration and development. Commercial real estate loans increased $218 million, or 27%. This growth came from loans collateralized by income producing properties, as well as from loans secured by other real estate used in commercial operations. As the

                               Page 8 of 66 Pages

Company's markets have expanded along the Gulf Coast and the Louisiana economy has diversified, particularly in the tourism and hotel business in the New Orleans metropolitan area, construction and commercial real estate lending has grown to approximately 32% of the loan portfolio as of December 31, 1998. The economies of many of the markets in which the Company operates, especially in Southern Louisiana, have traditionally been dependent upon the oil and gas industry and companies that service that industry. The Company maintains a moderate amount of outstanding credits and loan commitments to customers involved in the oil and gas industry. At December 31, 1998, outstanding loans to these customers totalled $181.6 million.

     Retail mortgage loans increased $124 million, or 23%, in 1998. This growth is largely the result of the continued successful marketing of retail mortgage loan products that have been introduced in recent years as an alternative to the conventional mortgage loan products that the Company originates for sale in the secondary market. Loans to individuals, other than retail mortgage loans, increased $34 million, or 12%. These loans include various consumer, installment and credit line loan products. The growth was, in part, the result of enhanced sales efforts resulting from customer-focused sales training provided to the Company's retail bankers during 1998.

     Table 3 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Approximately 89% of the loans with maturities greater than one year bear fixed rates of interest.

TABLE 3.  LOAN MATURITIES BY TYPE
-------------------------------------------------------------------------------------------------------------------------------
                                                                                     December 31
-------------------------------------------------------------------------------------------------------------------------------
                                                                  One Year         One Through        More Than
(dollars in thousands)                                             Or Less          Five Years       Five Years          Total
-------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans                    $  771,183          $  362,475         $106,318     $1,239,976
Real estate loans- commercial and other                            268,180             511,062          257,305      1,036,547
Real estate loans - retail mortgage                                 70,158             184,909          414,779        669,846
Loans to individuals                                               254,990              47,057           19,924        321,971
Lease financing                                                      1,532                 538              171          2,241
-------------------------------------------------------------------------------------------------------------------------------
   Total loans                                                  $1,366,043          $1,106,041         $798,497     $3,270,581
-------------------------------------------------------------------------------------------------------------------------------

     Each loan carries a degree of credit risk. Management's evaluation of this risk is reflected in its financial statements by the size of the reserve for possible loan losses, the amount of loans charged off and the provision for possible loan losses charged to operating expense.

     The  Company  maintains  the reserve  for  possible  loan losses at a level believed by management to be adequate to absorb potential losses in the portfolio. The factors that management considers in determining the adequacy of the reserve include, but are not limited to, 1) credit reviews of individual loans; 2) collateral values of properties securing loans; 3) growth in the loan portfolio; 4) composition of the loan portfolio; and 5) past due and non-accruing loans.

     At December 31, 1998, the reserve for possible loan losses was $40.3 million, or 285%, of non-performing loans and 350% of nonaccruing loans, compared to $44.5 million, or 381%, of non-performing loans in 1997. The reserve was 1.23% of total loans at year-end 1998, compared to 1.55% at year-end 1997. Table 4 shows the activity in the reserve for possible loan losses over the past five years. The allocation of the reserve is included in Table 5.

                               Page 9 of 66 Pages




TABLE 4.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES

------------------------------------------------------------------------------------------------------------------------------------
( dollars in thousands)                                              1998          1997           1996           1995         1994
------------------------------------------------------------------------------------------------------------------------------------
Balance at the beginning of year                                  $44,543       $44,030        $45,309        $42,983      $53,401
Reserves acquired in bank purchase                                      -             -              -          1,772            -
Provision for possible loan losses
   charged (credited) to operations                                    73        (2,120)        (3,626)        (8,616)     (25,618)
Loans charged to the reserve
   Commercial, financial and agricultural                           6,100         5,174          4,981          3,669        3,132
   Real estate                                                        519           462            185            260          726
   Loans to individuals                                             5,423         2,474          1,662          1,610        1,978
   Lease financing                                                    588         1,085          1,849            200          132
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                        12,630         9,195          8,677          5,739        5,968
------------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off
   Commercial, financial and agricultural                           3,999         6,290          3,868          5,259        5,497

   Real estate                                                      2,699         3,442          5,481          6,972       12,377
   Loans to individuals                                             1,597         2,096          1,652          2,620        3,224
   Lease financing                                                      1             -             23             58           70
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                         8,296        11,828         11,024         14,909       21,168
------------------------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                       (4,334)        2,633          2,347          9,170       15,200
------------------------------------------------------------------------------------------------------------------------------------
Balance at the end of year                                         40,282        44,543         44,030         45,309       42,983
------------------------------------------------------------------------------------------------------------------------------------
Ratios
Gross charge-offs to average loans                                    .42 %         .35 %          .40 %          .33 %        .40 %
Recoveries to gross charge-offs                                     65.68 %      128.64 %       127.05 %       259.78 %     354.69 %
Net charge-offs (recoveries) to average loans                         .15 %        (.10)%         (.11)%         (.53)%      (1.02)%
Reserve for possible loan losses to loans at end of year             1.23 %        1.55 %         1.77 %         2.23 %       2.72 %
------------------------------------------------------------------------------------------------------------------------------------


TABLE 5.  ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSES

------------------------------------------------------------------------------------------------------------------------
                                                          December 31
------------------------------------------------------------------------------------------------------------------------
                                    1998               1997              1996              1995              1994
------------------------------------------------------------------------------------------------------------------------
                              RESERVE   LOANS    RESERVE   LOANS   RESERVE   LOANS   RESERVE   LOANS    RESERVE  LOANS

------------------------------------------------------------------------------------------------------------------------
Commercial, financial and
   agricultural               39.70%    37.92%    41.46%   42.13%   41.94%   41.88%   40.75%   43.37%   43.93%   44.58%
Real estate - commercial
   and other                  31.62     31.69     28.27    28.56    26.71    28.10    23.21    26.18    27.00    25.05
Real estate - retail          20.45     20.48     16.36    19.05    14.84    18.69    12.69    18.27    11.84    17.19
   mortgage
Loans to individuals           7.88      9.84      9.01    10.05     6.88    10.84     8.05    11.51     9.59    12.57
Lease financing                 .10       .07       .67      .21     2.41      .49     1.91      .67      .48      .61
Unallocated                     .25         -      4.23        -     7.22        -    13.39        -        -     7.16
------------------------------------------------------------------------------------------------------------------------
Total                        100.00%   100.00%   100.00%  100.00%  100.00%  100.00%  100.00%  100.00%  100.00%  100.00%
------------------------------------------------------------------------------------------------------------------------

     In 1998, the Company recovered $8.3 million of previously charged-off loans, compared to $11.8 million in 1997. Also in 1998, the Company identified $12.6 million of loans to be charged off as uncollectible against the reserve for possible loan losses, as compared to $9.2 million of charge-offs in the previous year. These charge-offs and recoveries created net charge-

                              Page 10 of 66 Pages
offs of $4.3 million in 1998, compared to net recoveries of $2.6 million in 1997. The increase in gross charge-offs in 1998 is primarily the result of fully-reserved charge-offs of student loans stemming from a final settlement of a claim by the U.S. Department of Education ("DOE") related to the Company's participation in guaranteed student loan programs. Because of anticipated declines in loan recoveries and continued loan growth, management expects net charge-offs to grow in future periods.

     A minimal provision for possible loan losses of $73,000 was recorded in 1998 by pooled entities prior to acquisition. A portion of the $2.1 million net reserve reduction in 1997 reflected the reversal of excess reserves that had previously been established to cover a settlement of claims by the DOE related to the Company's participation in guaranteed student loan programs. The reserve reduction in 1996 resulted from overall improvement in asset quality coupled with large net recoveries from previously charged-off loans.

    Non-performing assets consist of non-performing loans and foreclosed assets and are shown for the five years ending December 31, 1998 in Table 6.
Non-performing assets at year-end 1998 totaled $16.2 million, an increase of $1.4 million, or 10%, from year-end 1997, after showing steady declines over the past five years. However, non-performing assets as a percent of loans plus foreclosed assets declined to .49% from .51% at the end of 1997.


TABLE 6.  NON-PERFORMING ASSETS
-------------------------------------------------------------------------------------------------------------------------
                                                                                December 31
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                1998          1997           1996            1995            1994
-------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis       $  11,497    $    9,335     $     9,383     $    11,839     $    19,015
Restructured Loans                                   2,660         2,342           3,029           2,888           3,317
-------------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                    $  14,157    $   11,677     $    12,412     $    14,727     $    22,332
Foreclosed assets                                    2,004         3,048           4,835           8,056           8,338
-------------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                   $  16,161    $   14,725     $    17,247     $    22,783     $    30,670
-------------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing            $   3,765    $    2,142     $     3,149     $     2,084     $     1,666
-------------------------------------------------------------------------------------------------------------------------
Ratios
Non-performing assets to loans plus
     foreclosed assets                                 .49 %         .51 %           .69 %          1.12 %          1.93 %
Reserve for possible loan losses to
     non-performing loans                           284.54 %      381.46 %        354.74 %        307.66 %        192.47 %
Loans 90 days past due still accruing to loans         .12 %         .07 %           .13 %           .10 %           .11 %
-------------------------------------------------------------------------------------------------------------------------

     At December 31, 1998, loans internally classified as having above normal credit risk increased approximately $71 million, or 83%, to $157 million, or 5% of total loans, from a historically low level of 3% of total loans at December 31, 1997. This increase is in part the result of four large commercial credits totaling approximately $51 million, which were classified in the latter part of 1998. The classification totals at December 31, 1998 were as follows: loans as to which there are serious doubts as to full repayment, $8.5 million; substandard loans with well-defined weaknesses that, if not collected, would likely result in some loss, $69.4 million; and loans with risk characteristics that indicate potential weaknesses that warrant special attention, $79.2 million. Management continually reviews the loan portfolio to identify potentially weak or deteriorating credits.

INVESTMENT IN SECURITIES

     Total investment in securities was $1.34 billion at December 31, 1998, compared to $1.47 billion at year-end 1997, a decrease of $131 million. The average total investment portfolio was $1.30 billion in 1998, compared to $1.57 billion in 1997, a decrease of $268 million. Funds from investment maturities, in particular U.S. Treasury securities, were used to fund increased loan demand. The weighted average maturity of the overall securities portfolio was 47 months at December 31, 1998. The weighted average tax-equivalent portfolio yield was 6.37% at December 31, 1998, a decrease of 31 basis points from

                              Page 11 of 66 Pages

6.68% at December 31, 1997, reflecting the maturities of older higher-yielding securities. Information about investment maturities at December 31, 1998 is shown in Table 7.

TABLE 7.  DISTRIBUTION OF INVESTMENT MATURITIES

------------------------------------------------------------------------------------------------------------------------------------
                                                     December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               MATURITY
------------------------------------------------------------------------------------------------------------------------------------


                             One Year and Less     Over One Through      Over Five Through     Over Ten Years            Total
                                                      Five Years             Ten Years
------------------------------------------------------------------------------------------------------------------------------------
                              Amount   Yield        Amount    Yield       Amount   Yield       Amount   Yield       Amount    Yield
------------------------------------------------------------------------------------------------------------------------------------
                                                       SECURITIES HELD TO MATURITY
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities    $   80,056  6.77 %   $  103,214   6.06 %  $       -       - %   $       -       - %  $  183,270   6.37 %
U.S. Agency securities          60,589  6.46        273,844   5.80       95,689    6.47         1,013    6.96       431,135   6.04
Mortgage-backed securities(1)   14,318  6.45        109,448   6.24      155,456    6.34       174,323    6.42       453,545   6.35
Obligations of state and
    political subdivisions(2)   13,668  7.60         64,561   7.96       51,342    7.70        29,115    7.18       158,686   7.70
Federal Reserve stock and
    other corporate securities(3)    -     -              -      -            -       -         8,081       -         8,081      -
------------------------------------------------------------------------------------------------------------------------------------
    Total                   $  168,631  6.70 %   $  551,067   6.19 %  $ 302,487    6.61 %   $ 212,532    6.28 %  $1,234,717   6.38 %
------------------------------------------------------------------------------------------------------------------------------------
                                                     SECURITIES AVAILABLE FOR SALE (4)
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities    $   17,089  6.21 %   $    3,050   6.41 %  $       -       - %   $       -       - %  $   20,139   6.37 %
U.S. Agency securities           5,033  5.71         26,086   6.43        4,171    7.95         5,981    7.11        41,271   6.04
Mortgage-backed securities (1)  14,327  7.11         13,431   5.96        3,432    6.02        11,211    6.42        42,401   6.35
Obligations of state and
    political subdivisions (2)      71 10.41              -      -          350    9.38           531    9.73           952   7.70
Other corporate securities (3)       -     -              -      -          598    5.72             -       -           598   5.72
------------------------------------------------------------------------------------------------------------------------------------
    Total                   $   36,520  6.50 %   $   42,567   6.28 %  $   8,551    7.08 %   $  17,723    6.75 %  $  105,361   6.24 %
------------------------------------------------------------------------------------------------------------------------------------
(1) Distributed by contractual maturity without regard to repayment schedules or projected prepayments.
(2) Tax exempt yields are expressed on a tax-equivalent basis.
(3) These securities have no stated maturities or guaranteed dividends.
(4) These securities are classified as available for sale before maturity.  The actual timing of any such sales, however, is not determinable at year-end.




     Securities classified as held to maturity continued to constitute the bulk of investment in securities and represented 92% of the total investment portfolio at the end of 1998, compared to 86% at the end of 1997. Securities held to maturity represent those securities that the Bank both positively intends and has the ability to hold to maturity and are carried at amortized cost in the consolidated balance sheets.

     Securities classified as available for sale constituted approximately 8% of the total investment portfolio at year-end 1998 and 14% at the end of 1997. These securities are reported at their estimated fair values in the consolidated balance sheets. The net unrealized loss on available for sale securities was $.3 million at year-end 1998, compared to an unrealized gain of $.4 million at 1997's year-end. These gains and losses are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity.

     The Bank does not normally maintain a securities trading portfolio. However, immaterial amounts of trading account securities are held occasionally for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

     At December 31, 1998, the Bank held no investment in securities of a single issuer, other than U.S. Treasury and U.S. agency securities and mortgage-backed securities issued or guaranteed by U.S. agencies, that exceeded 10% of its shareholders' equity. The Bank has not had investments or participations in financial instruments or agreements whose values are linked to

                              Page 12 of 66 Pages
or derived from changes in the values of some underlying assets or index. Such instruments or agreements include futures, forward contracts, option contracts, interest rate swap agreements and other financial arrangements with similar characteristics and are commonly referred to as derivatives. Management continues to evaluate the use of and need for such instruments as part of its asset/liability and liquidity management processes.

DEPOSITS AND SHORT-TERM BORROWINGS

     Deposits were $4.3 billion at December 31, 1998. Average deposits were $3.9 billion in 1998, a 7% increase over 1997. The most significant growth was in a new premium money market product. This growth was partially offset by slight declines in NOW and savings deposits. As shown in Table 8, time deposits, which are primarily certificates of deposits, rose 2% in 1998 and represented 33% of total deposits. The Bank continued to show growth in non-interest-bearing demand deposits, with an increase of 9% over 1997. Average noninterest-bearing deposits were 28% of total average deposits during 1998, up from 27% in 1997. Shown in Table 9 are the maturities of time deposits at December 31, 1998.


TABLE 8.  AVERAGE DEPOSITS
-----------------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                 1998                             1997                          1996
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits        $ 1,083,530      27.56%        $    996,888      27.09%      $    946,063      26.51%
Savings deposits                                508,180      12.93              542,901      14.76            557,265      15.61
NOW and Money Market deposits                 1,046,039      26.62              867,878      23.58            804,952      22.55
Time deposits                                 1,292,472      32.89            1,272,165      34.57          1,260,838      35.33
-----------------------------------------------------------------------------------------------------------------------------------
        Total average deposits              $ 3,930,221     100.00%        $  3,679,832     100.00%       $ 3,569,118     100.00%
-----------------------------------------------------------------------------------------------------------------------------------


TABLE 9.  MATURITIES OF TIME DEPOSITS
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

Remaining maturity of certificates of deposit of $100,000 or more as of December 31, 1998
          Three months or less                                                                                        $    331,571
          Over three months through twelve months                                                                          189,883
          Over twelve months                                                                                                36,858
-----------------------------------------------------------------------------------------------------------------------------------
               Total certificates of deposit of $100,000 or more                                                           558,312
-----------------------------------------------------------------------------------------------------------------------------------

Remaining maturity of certificates of deposit of less than $100,000 as of December 31,1998
          Three months or less                                                                                             206,706
          Over three months through twelve months                                                                          372,117
          Over twelve months                                                                                               182,487
-----------------------------------------------------------------------------------------------------------------------------------
               Total certificates of deposit of less than $100,000                                                         761,310
-----------------------------------------------------------------------------------------------------------------------------------
               Total certificates of deposit                                                                          $  1,319,622
-----------------------------------------------------------------------------------------------------------------------------------

     Short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements and were $355 million at December 31, 1998. These short-term borrowings are solely the result of transactions with customers and do not include brokered funds. Average short-term borrowings in 1998 were $338 million, compared to $410 million in 1997. This decrease was in part the result of a decline in the number of smaller correspondent banks in the Bank's market area. In the normal course of business, funds are purchased from downstream correspondent banks, which have declined over the year due to various bank acquisitions, including those made by the Company.

                               Page 13 of 66 Pages

LIQUIDITY

     The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the cash flow needs of the Company and the Bank. Liquidity is provided by a stable base of funding sources, including low cost core deposits, and an adequate level of maturing assets. The company models liquidity needs on a periodic basis to determine the best strategy of investments and borrowings to meet those needs.

     The Bank had over $1.1 billion in unfounded loan commitments outstanding at December 31, 1998, a slight decrease from the level at 1997's year-end. Note 13 shows the details of these and other unfunded commitments at December 31, 1998 and 1997. Because commitments and unused lines of credit may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements.

     In order to ensure adequate liquidity, the Company has developed an investment strategy, which plans a level of investment maturities that management considers adequate to meet funding needs. In addition the Company and the Bank also have access to external funding sources in the financial markets.

ASSET/LIABILITY MANAGEMENT

    The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

    Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company and the Bank use a number of methods to measure rate sensitivity, including gap analysis, net interest income simulations and monitoring the economic value of equity.

     The simplest measure of interest rate sensitivity is gap analysis, which details the contractual maturities, prepayments or repricing mismatches for assets and liabilities within specified time periods. Gap analysis has several limitations, including the fact that it is a point in time measurement. Table 10 demonstrates the Company's static gap position as of December 31, 1998.

                               Page 14 of 66 Pages


TABLE 10.  INTEREST RATE SENSITIVITY

------------------------------------------------------------------------------------------------------------------------------------
                                      By Maturity or Repricing Dates at December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                               0-30           31-90        91-180        181-365     After     Non-Interest
(dollars in millions)                          Days           Days          Days           Days     1 Year       Bearing       Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities available for sale                $      8        $    16      $     16      $     13    $    52     $     -    $     105
Securities held to maturity                        29             66            76           108        956           -        1,235
Loans                                             714            338           413           534      1,272           -        3,271
Federal funds sold and short-term investments     152              -             -             -          -           -          152
Other assets                                        -              -             -             -          -         449          449
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                            $    903        $   420      $    505      $    655    $ 2,280     $   449    $   5,212
------------------------------------------------------------------------------------------------------------------------------------
SOURCES OF FUNDS

Savings Deposits                             $     14        $     -      $      -      $      -    $   479     $     -    $     493
NOW and Money Market Deposits                   1,205              -             -             -          -           -        1,205
Time Deposits                                     279            255           293           272        220           -        1,319
Short-Term Borrowings                             355              -             -             -          -           -          355
Non-interest bearing Demand Deposits                -              -             -             -          -       1,240        1,240
Other liabilities                                   -              -             -             -          -          39           39
Shareholders' equity                                -              -             -             -          -         561          561
------------------------------------------------------------------------------------------------------------------------------------
     Total Sources of Funds                  $  1,853        $   255      $    293      $    272    $   699     $ 1,840    $   5,212
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP                $   (950)       $   165      $    212      $    383    $ 1,581  $   (1,391)

CUMULATIVE INTEREST RATE SENSITIVITY GAP     $   (950)       $  (785)     $   (573)     $   (190)   $ 1,391  $        -


CUMULATIVE INTEREST RATE
SENSITIVITY GAP AS A PERCENT
OF TOTAL EARNING ASSETS                        (19.94) %      (16.48) %     (12.03)%       (3.99)%    29.20 %
------------------------------------------------------------------------------------------------------------------------------------

     Table 10 indicates that the company is liability sensitive. However, static gap analysis does not take into consideration the actions that management intends to take to maximize net interest income over time. The assets and liabilities of the Company are constantly managed to limit changes in earnings due to changes in interest rates.

    A more sophisticated tool used by the Company to test its interest rate sensitivity is a net interest simulation model, which tests the Bank's reaction to various economic environments. The model's assumptions incorporate management's expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. In general, the simulations indicate that the Company is actually moderately asset sensitive. Balance sheet simulations were run at year-end to determine the impact of various rate scenarios on net interest income for the next twelve-month period. A "base case" scenario used a rate forecast which showed a slight decline in rates throughout 1999 totaling 35 basis points. The results of this simulation reveal an increase in net interest income of approximately $12.3 million, or 5.6%, from 1998 levels after consideration of projected asset and liability volumes. When the balance sheet simulations were subjected to parallel up and down shifts of 100 to 300 basis points, these rate shocks showed an annual impact on the Company's 1999 net interest income from a positive $5.6 million at 300 basis points up to a negative $19.0 million at 300 basis points down. The results of these simulations show that the Bank was within acceptable limits, considering established guidelines.

     The method used for measuring longer-term interest rate risk is the economic value of equity analysis. At year-end 1998, the Company's sensitivity was acceptable at all levels of rate shock simulation.

    The actual impact of changing interest rates on net interest income is dependent upon many factors including the growth of earning assets, the mix of earning assets and interest-bearing liabilities, the timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

                              Page 15 of 66 Pages

     Changes in interest rates affect the fair values of financial  instruments.
Note 14 contains information regarding these fair values. The differences between fair values and book values were primarily the result of differences between contractual and market interest rates at each year-end. Fluctuations in fair values will occur as interest rates change.

IMPACT OF INFLATION AND CHANGING PRICES

     The majority of assets and liabilities of a financial institution are monetary in nature. Inflation and changing prices may have an impact on the growth of total assets in the banking industry and the resulting need to increase capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Changing prices also affect other expenses that fluctuate as economic environments change.

     Management believes the most significant impact of inflationary economic cycles on financial results is the Company's ability to react to changes in interest rates. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed above, management attempts to maintain a balance in its maturity and repricing structure to minimize the effects of economic cycles on the Company's net interest income.

CAPITAL ADEQUACY

     At December 31, 1998, shareholders' equity to total assets was 10.76%, compared to 10.97% in 1997. The Company's risk-based regulatory ratios, shown in Table 11, declined in 1998. These declines were consistent with the growth between periods in total risk-weighted assets. Loan growth, which was partly funded by maturities of generally lower risk-weighted investment securities, was the main factor contributing to the rise in risk-weighted assets.

TABLE 11.  RISK-BASED CAPITAL AND CAPITAL RATIOS
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                         1998            1997           1996           1995           1994
---------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                        $     524,028   $     505,470   $    461,379   $    424,731   $    366,082
Tier 2 capital                                               40,282          41,380         37,474         30,029         21,822
---------------------------------------------------------------------------------------------------------------------------------
     Total capital                                    $     564,310   $     546,850   $    498,853   $    454,760   $    387,904
---------------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                  $   3,794,290   $   3,310,400   $  2,997,914   $  2,402,325   $  1,745,742
---------------------------------------------------------------------------------------------------------------------------------
Ratios
     Leverage ratio                                           10.39%          10.83%         10.60%          9.75%          9.53%
     Tier 1 capital                                           13.81%          15.27%         15.39%         17.68%         20.97%
     Total capital                                            14.87%          16.49%         16.64%         18.93%         22.22%
     Equity ratio                                             10.76%          10.97%         10.33%         10.29%          9.74%
     Tangible equity ratio                                    10.05%          10.57%          9.87%          9.72%          9.07%
---------------------------------------------------------------------------------------------------------------------------------

    The regulatory capital ratios of the Bank far exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency.

YEAR 2000 REMEDIATION

    The Year 2000 situation arose because many existing computer programs used only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Inherent risks to the Company with respect to the Year 2000 situation include potential losses related to data processing and other systems that may not operate as expected, disruption of Company operations resulting from technological malfunctions from within the Company's internal communications and other processing systems, business problems associated with key third party vendors and other external service providers that may not be Year 2000 system compliant, credit quality issues that may arise with respect to significant customers that may not be Year 2000 system compliant, liquidity issues arising from potential withdrawals of cash by customers during late 1999 and early 2000, as well as other business and economic risks that may result from the pervasive impact that the Year 2000 situation could have on overall social and economic conditions.

                              Page 16 of 66 Pages

     In response to Year 2000 issues, a company-wide task force developed a plan to review and test the Company's systems and other business operations in relation to Year 2000 compliance. To date, the task force has identified appropriate remediation action steps, and system revisions and/or upgrades are being made, where appropriate. These remediation action steps also include non-information technology systems that employ embedded technology, such as facilities control systems.

     The Company had its internal mission-critical systems substantially remediated and tested for Year 2000 compliance by the end of 1998. All mission-critical systems arc planned to be placed back into production by March 1999. Remediation and testing of other systems and business operations are underway and are anticipated to be fully compliant and in production by June 1999. Approximately 65% of mission-critical systems were compliant as of December 31, 1998. Processes and procedures are in place to ensure that all projects undertaken in the interim deliver Year 2000 compliant solutions, all future third party hardware and software acquisitions are Year 2000 compliant, and all commercial third-party service providers are queried regarding their Year 2000 compliance plans.

    Non-interest expense in 1998 includes direct costs incurred in connection with the Company's efforts to ensure that its operations will not be significantly affected by the use of the year 2000 in its computer systems or other systems or in the systems of its suppliers and customers. The majority of systems remediation costs have been borne by third party vendors who supply the software under annual maintenance fees. The Company's costs for installation of vendor-remediated software fall within the business as usual" budget. Expenditures for vendor maintenance and specific software costs related to the Year 2000 items have been approximately $1 million. Internal costs associated with Year 2000 compliance were approximately $1.6 million in 1998. The Company's remaining cost of system remediation is estimated to be an additional $1.5 million. This estimate includes an additional $.9 million of internal costs.

     The Bank started working with certain of its borrowing customers in early 1998 relative to understanding and assessing the customers' progress concerning the Year 2000 situation. These customers represent most of the Bank's investment in commercial loans and assert that they are compliant with Year 2000 needs or will be by the middle of 1999. The small number of customers who do not have adequate plans to assure compliance with Year 2000 needs are receiving extra attention. This attention includes internal training of the Bank's account officers on methods to assist customers as well as protect the Bank's interests and counseling directly with customers to assist them in avoiding disruption to their businesses.

     The Company is also dependent upon customers and others for deposits and other funding sources to fund its assets. In a process similar to that used for borrowing customers, the Company sent assessment questionnaires to major depositors and investment counter-parties. These responses have been used to assess the possible impact from Year 2000 problems on the Company's ability to secure sufficient funding to support its operations and have been included in its asset/liability and liquidity modeling and planning.

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

    Because there is no generally accepted definition of "Year 2000 Compliant" and the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, that organization, no certification of compliance is possible by any business. For example, in Securities and Exchange Commission ("SEC") Staff Legal Bulletin No. 5, the SEC opined that "it is not, and will not, be possible for any single entity or collective enterprise to represent that it has achieved complete Year 2000 compliance and thus to guarantee its remediation efforts. The problem is simply too complex for such a claim to have legitimacy. Efforts to solve Year 2000 problems are best described as 'risk mitigation'." Consequently, the Company cannot so "certify" either. Although the Company believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans have been developed in the event that efforts to remediate the Company's systems are not fully successful or are not completed in

                              Page 17 of 66 Pages
accordance with current expectations. The contingency plans are designed to safeguard the Company under various Year 2000 scenarios and are an addition to the Company's existing business resumption plans. While there can be no assurance that the Company will not be materially adversely effected by Year 2000 problems, it is committed to ensuring that it is fully Year 2000 compliant and believes its plans adequately address the above-mentioned risks.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Tax-equivalent net interest income increased $11.6 million, or 6%, in 1998 from 1997, and the net interest margin, which is tax-equivalent net interest income as a percent of average earning assets, increased to 4.92% from 4.88%. In 1997, tax-equivalent net interest income increased $17.1 million, or 9%, over
1996, and the net interest margin increased from 4.68% to 4.88%. The improvements in both net interest income and the net interest margin were primarily the result of loan growth and increases in interest-free funding sources. Tables 12 and 13 show the factors contributing to these changes and the components of those changes.

     The mix of earning assets continued to improve from 1996 to 1998. In 1997, average earning assets grew 5%, while average loans rose 20%, and in 1998, average loan growth of 14% continued to exceed average earning asset growth of 5%. As a percent of earning assets, average loans increased to 67% in 1998 from 62% in 1997 and 54% in 1996. Increases were experienced in virtually all categories of loans and reflected the economic activity and loan demand in the market areas that the Company serves.

     The loan growth was mainly funded by both reductions in the securities portfolio and steady deposit growth. The average securities portfolio fell by 17% in 1998 and 13% in 1997. Average securities were 29% of average earning assets in 1998, down from 37% in 1997.

     Both demand and interest-bearing deposit growth supported average earning asset growth in 1998 and 1997. Average demand deposits grew 9% in 1998 and 5% in 1997. Average interest-bearing deposits grew 6% in 1998 and 2% in 1997 in all categories except savings deposits.

     The net interest spread, which is the yield on earning assets less the cost of interest-bearing liabilities, remained stable from 1997 to 1998, increasing by only one basis point to 3.83% in 1998. This stability reflected the active management of interest-bearing deposit rates to offset the effects of lower earning asset yields, which decreased from 7.77% in 1997 to 7.69% in 1998. The net interest spread increased from 3.66% in 1996 to 3.82% in 1997, reflecting a 19 basis point increase in the yield on earning assets, while the cost of interest-bearing liabilities only increased three basis points to 3.95%.

                               Page 18 of 66 Pages


TABLE 12.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE) AND INTEREST RATES (1)
------------------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                 1998                            1997                          1996
------------------------------------------------------------------------------------------------------------------------------------
                                          Average                         Average                       Average
                                          Balance    Interest    Rate     Balance    Interest   Rate    Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (tax-equivalent)(1) (2)            $2,972,664  $ 247,287   8.32 %  $2,609,275  $ 224,798  8.62 % $2,174,400  $ 191,671  8.81 %
------------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                    263,710     17,010   6.45       520,404     31,063  5.97      768,681    43,780   5.70
U.S. agency securities                      435,925     28,024   6.42       558,306     35,453  6.35      557,433    34,156   6.13
Mortgage-backed securities                  450,436     28,138   6.25       331,175     21,194  6.40      315,870    20,243   6.41
Obligations of states and political
   subdivisions (tax-equivalent) (1)        140,873     11,396   8.08       147,935     12,213  8.25      148,746    12,244   8.23
Federal Reserve stock and other
   corporate securities                      10,219        573   5.61        11,323        641  5.66        8,081       507   6.27 %
---------------------------------------------------------------------- -------------------------------------------------------------
    Total investment in securities(3)     1,301,163     85,141   6.54     1,569,143    100,564  6.41    1,798,811   110,930   6.17
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term
   investments                              155,804      8,411   5.39        50,792      3,103  6.11       70,332     3,842   5.46
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                  4,429,631  $ 340,839   7.69 %   4,229,210  $ 328,465  7.77 %  4,043,543 $ 306,443   7.58 %
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
   Other assets                             470,525                         446,339                       442,933
   Reserve for possible loan losses         (43,068)                        (44,554)                      (47,804)
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                         $4,857,088                      $4,630,995                    $4,438,672
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   Savings deposits                      $  508,180  $  12,070   2.38 %  $  542,901  $  14,301   2.63 % $ 557,265 $  15,026   2.70 %
   NOW and money market deposits          1,046,039     29,602   2.83       867,878     22,368   2.58     804,952    18,458   2.29
   Time deposits                          1,292,472     65,786   5.09     1,272,165     65,123   5.12   1,260,838    65,747   5.21
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits       2,846,691    107,458   3.77     2,682,944    101,792   3.79   2,623,055    99,231   3.78
------------------------------------------------------------------------------------------------------------------------------------

    Short-term borrowings                   337,544     15,523   4.59       409,875     20,453   4.99     368,511    18,137   4.92
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   $3,184,235  $ 122,981   3.86 %  $3,092,819  $ 122,245   3.95 %$2,991,566 $ 117,368   3.92 %
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS AND SHAREHOLDERS' EQUITY
   Demand deposits                              1,083,530                         996,888                       946,063
   Other liabilities                               40,517                          37,963                        35,696
   Shareholders' equity                           548,806                         503,325                       465,347
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders'
      equity                             $4,857,088                      $4,630,995                    $4,438,672
------------------------------------------------------------------------------------------------------------------------------------

    Net interest income and margin
     (tax-equivalent)(1)                               217,858   4.92 %              $ 206,220  4.88 %           $  189,075   4.68 %
------------------------------------------------------------------------------------------------------------------------------------
    Net earning assets and spread        $1,245,396              3.83 %  $1,136,391             3.82 %           $1,051,977   3.66 %
------------------------------------------------------------------------------------------------------------------------------------

    (1)Tax-equivalent amounts are calculated using a marginal federal income tax rate of  35%.
    (2)Average balance includes non-accruing loans of $10,679, $9,208 and $11,042 respectively, in 1998, 1997 and 1996.
    (3)Average balance excludes  unrealized  gain or loss on securities available for sale.

                               Page 19 of 66 Pages

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(1)
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     1998 compared to 1997                     1997 compared to 1996
                                                    --------------------------------------------------------------------------------
                                                             Due To                                  Due To
                                                            Change In         Total Increase       Change In          Total Increase
                                                    -------------------------                ----------------------
                                                      Volume          Rate      (Decrease)   Volume         Rate        (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
      Loans (tax-equivalent)(1)(2)                  $  30,443     $  (7,954)    $ 22,489   $  37,554     $ (4,427)      $   33,127
------------------------------------------------------------------------------------------------------------------------------------

      U.S. Treasury securities                        (16,384)        2,331      (14,053)    (14,732)       2,015          (12,717)
      U.S. government agency securities                (7,862)          433       (7,429)         54        1,243            1,297
      Mortgage-backed securities                        7,461          (517)       6,944         980          (29)             951
      Obligations of states and political
         subdivisions (tax-equivalent) (1)               (575)         (242)        (817)        (67)          36              (31)
      Federal reserve stock and other
         corporate securities                             (62)           (6)         (68)        187          (53)             134
------------------------------------------------------------------------------------------------------------------------------------
            Total investment in securities            (17,422)        1,999      (15,423)    (13,578)       3,212          (10,366)
------------------------------------------------------------------------------------------------------------------------------------

      Federal funds sold and short-term investments     5,709          (401)       5,308      (1,156)         417             (739)
------------------------------------------------------------------------------------------------------------------------------------
            Total interest income (tax-equivalent)(1)  18,730        (6,356)      12,374      22,820         (798)          22,022
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
      Savings deposits                                   (879)       (1,352)      (2,231)       (383)        (342)            (725)
      NOW and money market deposits                     4,896         2,338        7,234       1,512        2,398            3,910
      Time deposits                                     1,035          (372)         663         587       (1,211)            (624)
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits             5,052           614        5,666       1,716          845            2,561
------------------------------------------------------------------------------------------------------------------------------------

      Short-term borrowings                            (3,413)       (1,517)      (4,930)      2,061          255            2,316
------------------------------------------------------------------------------------------------------------------------------------
                Total interest expense                  1,639          (903)         736       3,777        1,100            4,877
------------------------------------------------------------------------------------------------------------------------------------

           Changes in net interest income
              (tax-equivalent)(1)                   $  17,091     $  (5,453)    $ 11,638   $  19,043     $ (1,898)      $   17,145
------------------------------------------------------------------------------------------------------------------------------------

         (1)Tax-equivalent amounts are calculated using a marginal federal income tax rate of 35%.
         (2)Interest recognized on a cash basis on non-accruing loans and prior cost recovery interest currently recognized on non-accruing and certain accruing loans was $1,216, $1,645, and $3,729 in 1998, 1997 and 1996, respectively.


                               Page 20 of 66 Pages

PROVISION FOR POSSIBLE LOAN LOSSES

    The Company had a minimal provision of $73,000 in 1998 from pooled entities. In 1997, there was a reserve reduction of $2.1 million, following a reserve reduction in 1996 of $3.6 million. Management continually monitors the adequacy of the Company's reserve for possible loan losses based upon defined internal credit policies and, if deemed appropriate based on the Company's loan portfolio structure and potential changes in economic conditions, additional loss provisions may be recorded in future periods. Mainly due to expected continued growth in the loan portfolio and an expected decline in loan recoveries, management expects to begin providing for possible loan losses in 1999, depending upon the results of reserve adequacy analysis to be conducted throughout the year.

    For discussion of the reserve for possible loan losses, net charge-offs, non-performing assets and general asset quality, see the Loans and Reserve for Possible Loan Losses section of this discussion.

NON-INTEREST INCOME

     Table 14 shows the components of non-interest income for each of the three years ending December 31, 1998, along with the percent changes between years for each component. Non-interest income in 1998 increased $6.6 million, or 12%, from 1997, and $9.4 million, or 21%, from 1996 to 1997.

TABLE 14.  NON-INTEREST INCOME
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                           1998    % Change            1997     % Change         1996
---------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                           $25,162       3.32%         $24,354        6.97 %     $22,768
Credit card income                                             10,075      35.14            7,455       25.91         5,921
Trust service fees                                              6,739      36.92            4,922       17.72         4,181
Net gain on sales and other
  dispositions of foreclosed assets                             5,897     (11.20)           6,641      112.92         3,119
ATM fees                                                        3,446      14.07            3,021       28.00         2,360
Secondary market mortgage fees                                  2,230      99.29            1,119       36.13           822
International services income                                   1,895       4.06            1,821       (.27)         1,826
Investment services income                                      1,466      41.64            1,035      (4.17)         1,080
Other fees and charges                                          1,755     (10.23)           1,955        8.49         1,802
Other operating income                                          1,267     (31.37)           1,846       94.73           948
---------------------------------------------------------------------------------------------------------------------------
Total non-interest income before securities transactions      59,932       10.64           54,169       20.84        44,827
Securities transactions                                          839        (a)                12        (a)              2
---------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                    $60,771       12.16%         $54,181       20.86%      $44,829
---------------------------------------------------------------------------------------------------------------------------
(a)  Not meaningful.


     Income from service charges on deposit accounts increased 3% in 1998 after an increase of 7% in 1997. The increase from 1996 to 1997 was mainly due to changes in the rate schedules for certain deposit services. The lower increase from 1997 to 1998 reflects increased deposit business and the assimilation of acquisitions to Whitney's rate schedules, somewhat offset by the migration of customers to Whitney SELECT and other products offering bundled services and lower service charges.

     Credit card income, the second-largest component of non-interest income, grew 35% in 1998 after increasing 26% in 1997. These large increases reflect an increasing customer base from acquisitions and successful marketing efforts, more merchant processing customers and activity, and healthy retail economies in the Company's market areas. Similarly, trust service fees grew 37% in 1998 and 18% in 1997 due to an increased customer base and strong performance in the financial markets.

                              Page 21 of 66 Pages

     Net gains on sales and other dispositions of foreclosed assets include the effects of sales of pre-1933 assets that vary from year to year as opportunities for sale arise. They also include gains from additional payouts related to previously sold foreclosed assets.

     ATM fees have increased as the Company has deployed full service ATMs and cash dispensers in both banking and other locations. At December 31, 1998, 1997 and 1996 the Company had 191, 137 and 89 ATMs and cash dispensers in service, respectively.

    Secondary market mortgage fees have increased dramatically with the fall in interest rates and increased mortgage product emphasis and marketing.

NON-INTEREST EXPENSE

     Table 15 shows the components of non-interest expense without merger-related expenses for each of the three years ending December 31, 1998, along with the percent changes between years for each component. Non-interest expense before merger-related expenses increased 13% in 1998 after a 7% increase in 1997.

TABLE 15.  NON-INTEREST  EXPENSE
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                              1998          % Change              1997           % Change               1996
-----------------------------------------------------------------------------------------------------------------------------------
Personnel expense                              $  97,377            12.37 %        $  86,661              8.53 %         $  79,853
Equipment expense                                 19,261            16.64             16,513             10.45              14,951
Net occupancy expense                             14,938            13.39             13,174              7.00              12,313
Credit card processing services                    7,405            35.23              5,476             26.26               4,337
Postage and communications                         7,188            20.68              5,956             12.70               5,285
Legal and professional fees                        5,493            42.34              3,859            (28.03)              5,362
Ad valorem taxes                                   5,270            22.42              4,305             13.47               3,794
Stationery and supplies                            4,468             7.22              4,167              3.48               4,027
Other outside services                             3,964             1.51              3,905             15.94               3,368
Advertising                                        3,074           (13.11)             3,538             20.04               2,947
Amortization of intangible assets                  2,777            14.84              2,418            (16.08)              2,881
Miscellaneous operating losses                     2,409           (11.30)             2,716            172.96                 995
Training expense                                   2,148           172.94                787             23.35                 638
Security services                                  1,511           (28.94)             2,126             12.51               1,890
Deposit insurance and regulatory fees              1,182           (14.94)             1,390            (48.01)              2,673
Insurance, other than real estate                    847           (27.69)             1,171            (27.04)              1,605
Other operating expense                           10,532             5.04             10,028             (7.21)             10,807
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest expense, before
  merger-related expenses                        189,844            12.88            168,190              6.63             157,726
Merger-related expenses                            6,149             (a)               3,397              (a)                4,226
-----------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                     $ 195,993            14.22 %        $ 171,587              5.95 %         $ 161,952
-----------------------------------------------------------------------------------------------------------------------------------
(a)  Not meaningful.


     Personnel expense increased $10.7 million, or 12%, in 1998 after an increase of $6.8 million, or 9% in 1997. Approximately $1.1 million of the increase in 1998 and $.9 million of the increase in 1997 is due to the addition of key personnel and the staffing of additional banking locations opened in those years. Incentive compensation increased $3.7 million in 1998 and $2.3 million in 1997 primarily as a result of increased incentive bonuses and stock-based incentive compensation as participation and shares granted under the various plans increased. Also increasing benefits expense in 1998 were unexpectedly high health

                              Page 22 of 66 Pages
claims   expense   under  a  self-insured   medical  plan.   Beginning  in 1999,
employees are covered under an insured plan or health maintenance  organization.

     Equipment expense increased $2.7 million, or 17%, in 1998 after an increase of $1.6 million in 1997. The construction and refurbishment of banking and administrative facilities contributed to these increases, as well as the opening of a new operations center in 1996. In addition, the implementation of enhancements to the Company's data processing and communications systems, including new branch delivery systems and a standardized office automation network, resulted in growth in this expense category

     Net occupancy expense increased $1.8 million, or 13%, in 1998 after growing $.9 million, or 7%, in 1997 from 1996. Both of these increases were the result of the Company's expansion of its branch network, its ongoing program to upgrade the appearance and functionality of all of its facilities and the costs associated with a new operations center occupied in 1996. From the beginning of 1996, the Company has constructed 26 new branch locations, six of which were replacements for existing branches. In addition, 1998 was impacted by the addition of eight branches purchased from a bank in Lake Charles, Louisiana, which also caused the increase in amortization of intangible assets.

     Credit card processing services expense grew from 1996 through 1998 at rates that are generally consistent with the growth in revenue from those operations.

     Legal and professional fees grew in 1998 after declining in 1997. These fluctuations reflect the general level of corporate legal activity in each of these periods and also the use of consultants in 1998 for customer call center design work and Year 2000 remediation testing.

     Advertising expense decreased 13% in 1998 after increasing 20% in 1997 as the result of fewer campaigns and media buys in 1998. Training expense increased markedly to $2.1 million in 1998 due to specific customer-focused sales training at all levels designed to benefit revenue growth in future periods.

     Security services was impacted in 1998 by changes in the mix of on-site armed guards versus other security measures. Therefore, even with increases in the number of branch and ATM locations, this expense category decreased in 1998 after a 13% increase in 1997. The growth in the Company's branch and ATM delivery systems impacted virtually every other category of non-interest expense to some degree, particularly postage and communications expense, ad valorem taxes, insurance, and stationery and supplies.

     The Company and its merger candidates incur various non-recurring costs to complete merger transactions and to consolidate operations subsequent to a merger. Such merger-related costs include change in control payments and severance or retention bonuses for management and employees of the merged entity, investment banker fees, fees for various professional services and losses on cancellations of contracts and the disposition of obsolete and redundant facilities and equipment. Total merger-related expenses vary with each transaction.

INCOME TAXES

     Income tax expense was $25.2 million in 1998, $28.9 million in 1997 and $22.9 million in 1996. The changes in income tax expense resulted primarily from changes in pretax income and non-deductible merger-related expenses. The Company's effective tax rate was 32% in both 1998 and 1996 and 34% in 1997. These effective rates were lower than the 35% federal statutory tax rate, primarily because of tax-exempt interest income received from the financing of state and local governments. Louisiana-sourced income of commercial banks is not subject to state income taxes. Rather, banks in Louisiana pay an ad valorem tax based on the value of their capital stock in lieu of income and franchise taxes, and these property taxes are included in non-interest expense.

    For additional information on the Company's effective tax rates and the composition of changes in income tax expense for all periods, see Note 18.


                              Page 23 of 66 Pages

FOURTH QUARTER RESULTS

    The Company's income before merger-related expenses for the fourth quarter of 1998 was $12.3 million, or $.53 per share, compared to $15.4 million, or $.67 per share, in the fourth quarter of 1997 and $11.6 million, or $.50 per share, in the third quarter of 1998. Net income for the fourth quarter of 1998 was $11.4 million, or $.49 per share, compared to $14.7 million, or $.64 per share, in the fourth quarter of 1997 and $10.7 million, or $.46 per share, in the third quarter of 1998.

     Tax-equivalent net interest income increased 6% from the fourth quarter of 1997 and 4% from 1998's third quarter. Continued loan growth was the most significant factor in this improvement.

     Like the third quarter of 1998, there was no provision for possible loan losses in the fourth quarter. There was a nominal $236,000 provision in the fourth quarter of 1997 from pooled acquisitions.

     Non-interest income, excluding securities transactions and gains on sales of foreclosed property, was 7% higher than in 1997's fourth quarter and 8% higher than in the third quarter of 1998, with increases in most all categories of non-interest income. The largest dollar contribution was from service charges on deposit accounts, which increased 6% from 1997 and 9% from the third quarter of 1998. Credit card income increased 31% and 13% and trust fees improved 34% and 15% from the fourth quarter of 1997 and the third quarter of 1998, respectively.

     Non-interest expense, excluding conversion and other merger-related expenses, was $52.5 million in the fourth quarter, compared to $43.1 million in the fourth quarter of 1997 and $50.3 million in the third quarter of 1998. Investments in additional key personnel, unexpectedly high health claims expense, expenses related to the addition of newly constructed branches and acquired branches in Lake Charles, Louisiana, and increased professional fees all contributed to the increases in expenses in the third and fourth quarters of 1998 from the fourth quarter of 1997.

    Summary of Quarterly Financial Information on page 56 compares certain quarterly financial information for 1998 and 1997.

Item 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Incorporated by reference to the Company's 1998 10-K, Item 7.




                               Page 24 of 66 Pages

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                                                                        December 31
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                              1998               1997
----------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from financial institutions                                                    $  214,963         $  238,058
  Investment in securities
     Securities available for sale                                                               105,361            208,195
     Securities held to maturity, fair values of $1,253,113 and $1,276,925, respectively       1,234,717          1,262,772
----------------------------------------------------------------------------------------------------------------------------
        Total investment in securities                                                         1,340,078          1,470,967
  Federal funds sold and short-term investments                                                  151,510             23,801
  Loans, net of unearned income of $1,704 and $2,646, respectively                             3,270,581          2,864,664
     Reserve for possible loan losses                                                            (40,282)           (44,543)
----------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                              3,230,299          2,820,121
----------------------------------------------------------------------------------------------------------------------------

  Bank premises and equipment                                                                    169,724            146,066
  Accrued interest receivable                                                                     31,070             35,750
  Other assets                                                                                    74,275             52,684
----------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                          $5,211,919        $ 4,787,447
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES
  Non-interest-bearing demand deposits                                                        $1,240,189        $ 1,104,784
  Interest-bearing deposits                                                                    3,016,473          2,831,087
----------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                         4,256,662          3,935,871
----------------------------------------------------------------------------------------------------------------------------

  Federal funds purchased and securities sold under repurchase agreements                        355,322            289,686
  Accrued interest payable                                                                        12,229             11,314
  Accounts payable and other accrued liabilities                                                  26,745             25,440
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                      4,650,958          4,262,311
----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized -100,000,000 shares
    Issued - 23,669,700 and 23,460,619 shares, respectively                                        2,800              2,800
  Capital surplus                                                                                138,848            127,316
  Retained earnings                                                                              428,880            403,892
  Accumulated other comprehensive income                                                            (272)               373
  Treasury stock at cost - 276,703 and 346,344 shares, respectively                               (4,613)            (3,685)
  Unearned restricted stock compensation                                                          (4,682)            (5,560)
----------------------------------------------------------------------------------------------------------------------------

        Total shareholders' equity                                                               560,961            525,136
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                            $5,211,919        $ 4,787,447
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these balance sheets.

                               Page 25 of 66 Pages

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Years Ended December 31
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                        1998        1997         1996
-------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and fees on loans                                                   $  246,534  $  224,158   $  191,163
  Interest and dividends on investments
    U.S. Treasury securities                                                       17,010      31,063       43,780
    U.S. Agency securities                                                         28,024      35,453       34,156
    Mortgage-backed securities                                                     28,138      21,194       20,243
    Obligations of states and political subdivisions                                7,423       7,959        7,895
    Federal Reserve stock and other corporate securities                              573         641          507
  Interest on federal funds sold and short-term investments                         8,411       3,103        3,842
-------------------------------------------------------------------------------------------------------------------
    Total interest income                                                         336,113     323,571      301,586
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                            107,458     101,792       99,231
  Interest on federal funds purchased and securities sold under repurchase
    agreements                                                                     15,523      20,453       18,137
-------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                        122,981     122,245      117,368
-------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                               213,132     201,326      184,218
PROVISION FOR POSSIBLE LOAN LOSSES                                                     73      (2,120)      (3,626)
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                      213,059     203,446      187,844
-------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                              25,162      24,354       22,768
  Credit card income                                                               10,075       7,455        5,921
  Trust service fees                                                                6,739       4,922        4,181
  Other non-interest income                                                        17,956      17,438       11,957
  Securities transactions                                                             839          12            2
-------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                      60,771      54,181       44,829
-------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Employee compensation                                                            84,537      73,543       68,450
  Employee benefits                                                                14,283      13,599       12,214
-------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                        98,820      87,142       80,664
  Equipment and data processing expense                                            19,555      16,578       14,996
  Net occupancy expense                                                            14,943      13,174       12,313
  Legal and professional fees                                                       7,734       5,608        7,153
  Credit card processing services                                                   7,405       5,476        4,337
  Postage and communications                                                        7,188       5,956        5,285
  Ad valorem taxes                                                                  5,270       4,305        3,794
  Stationery and supplies                                                           4,468       4,167        4,027
  Other non-interest expense                                                       30,610      29,181       29,383
-------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                    195,993     171,587      161,952
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                         77,837      86,040       70,721
INCOME TAX EXPENSE                                                                 25,158      28,862       22,910
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $   52,679  $   57,178   $   47,811
-------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
  Basic                                                                        $     2.26  $     2.48   $     2.10
  Diluted                                                                      $     2.24  $     2.46   $     2.09
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                        23,283,458  23,025,173   22,729,851
  Diluted                                                                      23,499,643  23,236,174   22,897,208
-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                               Page 26 of 66 Pages

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                               Accumulated               Unearned
                                                                               Other                    Restricted
                                                 Common   Capital   Retained   Comprehensive  Treasury     Stock
(dollars in thousands, except per share data)    Stock    Surplus   Earnings   Income         Stock     Compensation    Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                   $  2,800  $111,007  $ 342,660  $   533        $(5,257)   $ (2,518)     $449,225
--------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income
    Net income                                        -         -     47,811        -              -           -        47,811
      Unrealized loss on securities, net of
         reclassification adjustment of $186
         and tax benefit of $540                      -         -          -   (1,002)             -           -        (1,002)
-------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                          -         -     47,811   (1,002)             -           -        46,809
-------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.97 per share                      -         -    (16,796)       -              -           -       (16,796)
  Cash dividends, pooled entities                     -         -     (2,585)       -              -           -        (2,585)
  Exercise of stock options                           -     2,154          -        -            210           -         2,364
  Sales to benefit and reinvestment plans             -     2,699          -        -              -           -         2,699
  Stock grants                                        -     1,166          -        -            354      (1,461)           59
  Restricted stock activity                           -         -          -        -              -         898           898
  Common stock issued, pooled entities                -       319          -        -              -           -           319
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      2,800   117,345    371,090     (469)        (4,693)     (3,081)      482,992
-------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income
    Net income                                        -         -     57,178        -              -           -        57,178
      Unrealized gain on securities, net of reclassification
         adjustment of $214 and tax benefit of $453   -         -          -      842              -           -           842
-------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                          -         -     57,178      842              -           -        58,020
-------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.12 per share                     -         -    (22,790)       -              -           -       (22,790)
  Cash dividends, pooled entities                     -         -     (1,586)       -              -           -        (1,586)
  Exercise of stock options                           -       861          -        -            295           -         1,156
  Sales to benefit and reinvestment plans             -     4,922          -        -            123           -         5,045
  Stock grants                                        -     3,827          -        -            590      (4,647)         (230)
  Restricted stock activity                           -       361          -        -              -       2,168         2,529
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      2,800   127,316    403,892      373         (3,685)     (5,560)      525,136
-------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income
    Net income                                        -         -     52,679        -              -           -        52,679
      Unrealized loss on securities, net of reclassification
         adjustment of $1,038 and tax benefit of $347 -         -          -     (645)             -           -          (645)
-------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                          -         -     52,679     (645)             -           -        52,034
-------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.20 per share                     -         -    (27,041)       -              -           -       (27,041)
  Cash dividends, pooled entities                     -         -       (650)       -              -           -          (650)
  Exercise of stock options                           -     1,997          -        -             37           -         2,034
  Sales to benefit and reinvestment plans             -     6,005          -        -            150           -         6,155
  Stock grants                                        -     3,530          -        -         (1,115)     (2,412)            3
  Restricted stock activity                           -         -          -        -              -       3,290         3,290
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   $  2,800  $138,848  $ 428,880  $  (272)       $(4,613)   $ (4,682)     $560,961
-------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                               Page 27 of 66 Pages

                    WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Years Ended December 31
------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                         1998         1997         1996
------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                                                                               $ 52,679     $ 57,178     $ 47,811
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          20,420       18,572       20,493
      Amortization of intangibles                                                             2,777        2,418        2,881
      Deferred tax expense (benefit)                                                           (486)         221           62
      Net gains on sales of investment securities                                              (839)         (12)          (2)
      Provision for possible loan losses                                                         73       (2,120)      (3,626)
      Provision for losses on other real estate owned                                           128          243          385
      Net gains on sales and other dispositions of  foreclosed assets                          (595)        (102)      (1,190)
      Increase (decrease) in accrued income taxes                                               (51)       1,725         (222)
      Decrease in accrued interest receivable and other assets                                  420        1,719          189
      Increase (decrease) in accrued expenses and other liabilities                           1,462        1,477         (423)
     Other, net                                                                                 (41)         379          352
------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                            75,947       81,698       66,710
------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                        551,791      777,045      463,770
  Purchases of investment securities held to maturity                                      (522,828)    (633,357)    (375,826)
  Proceeds from sales of investment securities available for sale                             1,051            -       77,027
  Proceeds from maturities of investment securities available for sale                      105,698      128,222      113,123
  Purchases of investment securities available for sale                                      (4,927)     (75,866)    (133,622)
  Net increase in loans                                                                    (371,130)    (378,408)    (454,508)
  Net increase (decrease) in federal funds sold and short-term investments                 (127,709)      56,063        9,733
  Proceeds from sales and other dispositions of foreclosed assets                             2,787        2,217        5,343
  Purchases of premises and equipment                                                       (36,936)     (36,008)     (36,106)
  Net cash acquired in branch purchase                                                       83,459            -            -
  Other, net                                                                                  1,734        4,222       (3,563)
------------------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                                  (317,010)    (155,870)    (334,629)
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW, money market and savings deposits                   238,370      147,151       31,380
  Net increase (decrease) in time deposits                                                  (66,496)     115,671      (16,051)
  Net increase (decrease) in federal funds purchased and securities sold under
      repurchase agreements                                                                  65,636     (194,734)     256,399
  Proceeds from issuance of stock                                                             8,201        6,044        4,661
  Purchases of treasury stock                                                                (1,300)        (513)           -
  Cash dividends                                                                            (26,443)     (23,425)     (18,273)
------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                               217,968       50,194      258,116
------------------------------------------------------------------------------------------------------------------------------
    DECREASE IN CASH AND CASH EQUIVALENTS                                                   (23,095)     (23,978)      (9,803)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          238,058      262,036      271,839
------------------------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $ 214,963     $238,058    $ 262,036
------------------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                        $ 340,793     $324,564    $ 300,721

Cash paid during the period for:
   Interest expense                                                                       $ 122,066     $121,684    $ 117,997
   Income taxes                                                                           $  23,482     $ 26,489    $  23,054
------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                               Page 28 of 66 Pages

Notes To Financial Statements


(Note 1) NATURE OF BUSINESS

     Whitney Holding Corporation ("the Company") is a Louisiana bank holding company headquartered in New Orleans, Louisiana. The Company's principal subsidiary is Whitney National Bank ("the Bank"), which has been in continuous operation since 1883 and represents virtually all of the operations and net income of the Company. The Bank engages in community banking in its market areas in Southern Louisiana; the coastal region of Mississippi; Mobile, Montgomery, Butler County and the Alabama Gulf Coast; and the Pensacola area of Florida. The Bank offers commercial and retail banking products and services, including trust products and services, to the customers in the communities it serves.

(Note 2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS

     The accounting and reporting policies of the Company and its subsidiaries follow generally accepted accounting principles and practices within the banking industry. The following is a summary of the more significant accounting policies.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior year financial statements have been restated to include the accounts of business combinations accounted for as poolings-of-interests. Business combinations accounted for as purchases are included from the respective dates of acquisition. Certain balances for prior years have been reclassified to conform to the current year's financial statement presentation.

USE OF ESTIMATES

     In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INVESTMENT IN SECURITIES

     Securities are classified as trading, held to maturity or available for sale. Management determines the classification of securities when they are purchased and reevaluates this classification periodically as conditions change that could require reclassification.

     Trading account securities are bought and held principally for resale in the near term. They are carried at fair value with realized and unrealized gains or losses reflected in non-interest income. Trading account securities are immaterial in each period presented and have been included in other assets on the consolidated balance sheets.

     Securities which the Company both positively intends and has the ability to hold to maturity are classified as securities held to maturity and are carried at amortized cost. Intent and ability to hold are not considered satisfied when a security is available to be sold in response to changes in interest rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy.

     Securities not meeting the criteria to be classified as either trading securities or securities held to maturity are classified as available for sale and are carried at fair value. Net unrealized holding gains or losses are excluded from

                              Page 29 of 66 Pages
net income and are recognized in other comprehensive income and in   accumulated
other  comprehensive  income, a separate  component of shareholders' equity.

         Interest and dividend income earned on securities either held to maturity or available for sale are recognized in interest income, including amortization of premiums and accretion of discounts computed using the interest method. Realized gains and losses on securities either held to maturity or available for sale are computed based upon specifically identified amortized cost and are reported as a separate component of non-interest income.

LOANS

     Loans are carried at the principal amounts outstanding net of unearned income. Interest on loans and accretion of unearned income are computed to yield a level rate of return on recorded principal. Material loan fees are deferred and amortized as an adjustment to loan yields.

NON-PERFORMING LOANS

     Non-performing loans consist of loans accounted for on a non-accrual basis and restructured loans. Loans are placed on non-accrual status when, in the opinion of management, there is an indication that a borrower will be unable to meet contractual payments as they become due. For commercial and real estate loans, generally a loan is placed on non-accrual status when it is 90 days past due as to principal and interest, and the loan is not otherwise both well secured and in the process of collection. When a loan is placed on non-accrual status, any accrued but uncollected interest is reversed against interest income. Interest payments on non-accrual loans are used to reduce the reported loan principal under the cost recovery method when the collectibility of the remaining principal is not reasonably assured; otherwise, such payments are recognized as interest income in the period in which they are received. A loan on non-accrual status may be reinstated to accrual status when full payment of contractual principal and interest is expected and this expectation is supported by current sustained performance.

IMPAIRED LOANS

     A loan is considered impaired when it is probable that all amounts will not be collected as they become due according to the contractual terms of the loan agreement. Generally, impaired loans are accounted for on a non-accrual basis. The extent of impairment is measured based upon a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan's original effective interest rate or, in the case of certain collateral-dependent loans, the fair value of the underlying collateral. The amount of impairment is included in the reserve for possible loan losses.

RESERVE FOR POSSIBLE LOAN LOSSES

     The reserve for possible loan losses is maintained at a level which, in the opinion of management, is adequate to absorb potential losses inherent in the loan portfolio. The adequacy of the reserve is based on an ongoing evaluation of the portfolio. Factors considered include estimated potential losses from specific lending relationships, including unused loan commitments and credit guarantees; general economic conditions; economic conditions affecting specific classes of borrowers or types of loan collateral; historic loss experience; and various trends in loan portfolio characteristics, such as volume, maturity, customer mix, delinquencies and non-accruals. Adjustments arising from changes in these factors are reflected in the provision for possible loan losses in the period in which they arise.

     As actual loan losses are incurred, they are charged against the reserve. Recoveries on loans previously charged against the reserve are added back to the reserve when collected.

                               Page 30 of 66 Pages

BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method over the estimated useful lives of the assets and over the shorter of the lease terms or the estimated lives of leasehold improvements. Additions to bank premises and equipment and major replacements or improvements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are reflected in current earnings.

FORECLOSED ASSETS

     Foreclosed assets include real property collateral acquired through foreclosure or in settlement of loans, unused banking property, pre-1933 property interests and other foreclosed assets and are carried in other assets in the consolidated balance sheets. With the exception of pre-1933 property interests, which are carried at nominal book value, foreclosed assets are recorded at the lower of the remaining investment in the related loan or estimated fair value, less estimated selling costs. At foreclosure or loan settlement, the reduction in the carrying amount to fair value of the collateral received is charged to the reserve for possible loan losses. Any subsequent charge necessary to adjust the recorded value to reflect a change in the estimate of the fair value of a foreclosed asset or its selling costs is charged to current earnings. In addition, revenues and expenses associated with the management of foreclosed assets prior to sale are included in current earnings.

INTANGIBLE ASSETS

     The unamortized cost of intangible assets is included in other assets. Goodwill, the excess of cost over the fair value of net assets of acquired businesses, and identified intangible assets is amortized on a straight-line basis over periods of up to twenty five years. Other intangible assets, such as premiums on purchased deposits, are amortized using the straight-line method over the periods benefited.

         The Company periodically reviews its intangible assets for possible impairment in value or life.

INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method. Under this method the expected tax consequences of temporary differences that arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either deferred tax liabilities to be settled in the future or deferred tax assets that will be realized as reductions of future taxes payable. Currently enacted tax rates and laws are used to calculate expected tax consequences when such amounts are settled or realized. Valuation allowances are established against net deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the assets will not be realized.

EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income applicable to common shares (net income in all periods presented) by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed using the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding if potentially dilutive unexercised stock options had been issued as determined using the treasury stock method

STATEMENTS OF CASH FLOWS

         The Company considers only cash on hand and balances due from financial institutions as cash and cash equivalents for purposes of the consolidated statements of cash flows.

                              Page 31 of 66 Pages

OTHER

     Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the consolidated balance sheets. Generally, certain minor sources of income are recorded on a cash basis, which does not differ materially from the accrual basis.

RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income." The Company's current and prior years financial statements have been revised to conform to the reporting and disclosure requirements of this statement.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement established standards for reporting information about a company's operating segments using a "management approach." The statement requires that reportable segments be identified based upon those revenue-producing components for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The provisions of SFAS No. 131 were effective for 1998.

     The Company has applied the provisions of SFAS No. 131 during 1998 and has evaluated its potential operating segments against the criteria specified in the statement. Based upon that evaluation, the Company has determined that no operating segment disclosures are required in 1998 because of the aggregation concepts specified in the statement.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities, in which the Company does not presently participate. The provisions of SFAS No. 133 are effective as of January 1, 2000 for the Company, with early adoption permitted. At the date of initial application of this statement, the Company may transfer any security held to maturity into the available for sale category or the trading category without calling into question the Company's intent to hold other debt securities to maturity in the future. The Company has not determined what transfers, if any, may be made in accordance with this provision. Other than for the effects of such transfers, if any, adoption of this accounting standard is not expected to have a material effect on the Company's financial position or results of operations.

(Note 3) MERGERS AND ACQUISITIONS

     On September 11, 1998, the Bank purchased substantially all of the assets and deposits of eight of the branches of The First National Bank of Lake Charles, Louisiana. These eight branches, all of which are located in or near Lake Charles in southwest Louisiana, had approximately $39 million of loans and $149 million of deposits at the time of purchase. The Bank's acquisition cost included an amount calculated at 15.25% of the estimated deposits assumed, or approximately $23 million, which has been allocated to assets purchased, deposit intangibles and goodwill. The deposit intangibles are being amortized over the estimated lives of the deposits, approximately eight years, and the goodwill is being amortized over 25 years. The results of operations of the Lake Charles branches have been included in the financial statements from the acquisition date. The pro forma impact of the Lake Charles acquisition would not be material to the Company's 1998 results of operations.

     During the three-year period ended December 31, 1998, eight financial institutions merged with the Company. These mergers were accounted for as poolings-of-interests, and the Company's financial statements have been restated to include these pooled companies. These financial institutions include First Citizens BancStock, Inc. ("First Citizens"), the parent of The First National Bank in St. Mary Parish, Louisiana; American Bank and Trust ("AB&T"), Pensacola, Florida; Liberty Holding Corporation LHC"), the parent of Liberty Bank, Pensacola, Florida; First National

                              Page 32 of 66 Pages

Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma, Louisiana; Merchants Bancshares, Inc. ("Merchants"), the parent of Merchants Bank & Trust Company, Gulfport, Mississippi; Meritrust Federal Savings Bank ("Meritrust"), Thibodaux, Louisiana; Louisiana National Security Bank ("LNSB"), Donaldsonville, Louisiana; and The First National Bancorp of Greenville, Inc. ("Greenville"), the parent of The First National Bank of Greenville, Greenville, Alabama. The following table shows the merger date, assets acquired and the number of Company common shares issued for each of the pooled institutions:

--------------------------------------------------------------------------------------------------------------------
                                                                       Assets Acquired
                                                Merger Date         (dollars in millions)            Shares Issued
--------------------------------------------------------------------------------------------------------------------
First Citizens                                   March 8, 1996              $243                         2,031,775
LHC                                           October 25, 1996              $ 48                           435,951
AB&T                                          October 25, 1996              $ 57                           318,173
FNB                                          February 28, 1997              $235                         1,132,983
Merchants                                       April 18, 1997              $208                         1,451,507
Meritrust                                       April 24, 1998              $233                         1,046,686
LNSB                                              May 16, 1998              $104                           542,476
Greenville                                     August 21, 1998              $115                           720,938
--------------------------------------------------------------------------------------------------------------------


     The  following  table  shows  the  effects  on  the  Company's  results  of
operations    in   1997   and   1996   from    restatements    for   the   three
poolings-of-interests occurring in 1998:

----------------------------------------------------------------------------------------------------------
                                                        Originally Reported              Restated
----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              1997          1996          1997          1996
----------------------------------------------------------------------------------------------------------
Net interest income                                   $ 184,462     $ 168,568     $ 201,326     $ 184,218
Non-interest income                                   $  51,035     $  41,817     $  54,181     $  44,829
Net income                                            $  52,218     $  44,494     $  57,178     $  47,811
Earnings per share
Basic                                                 $    2.52     $    2.18     $    2.48     $    2.10
Diluted                                               $    2.50     $    2.17     $    2.46     $    2.09
----------------------------------------------------------------------------------------------------------



                               Page 33 of 66 Pages




    (Note 4) INVESTMENT IN SECURITIES

         Summary information about securities available for sale and securities held to maturity follows:

----------------------------------------------------------------------------------------------------------------------
                                         Securities Available for Sale
----------------------------------------------------------------------------------------------------------------------
                                                           Amortized       Unrealized       Unrealized        Fair
(dollars in thousands)                                        Cost           Gains           (Losses)         Value
----------------------------------------------------------------------------------------------------------------------
    December 31, 1998
----------------------------------------------------------------------------------------------------------------------
    U.S. Treasury securities                             $    19,986       $     154         $     (1)    $    20,139
    U.S. Agency securities                                    41,123             238              (90)         41,271
    Mortgage-backed securities                                42,452             293             (344)         42,401
    Obligations of state and political subdivisions              904              48                -             952
    Other corporate securities                                   648               -              (50)            598
----------------------------------------------------------------------------------------------------------------------
        Total                                            $   105,113       $     733         $   (485)    $   105,361
----------------------------------------------------------------------------------------------------------------------
    December 31, 1997
----------------------------------------------------------------------------------------------------------------------
    U.S. Treasury securities                             $    46,323       $     196         $     (3)    $    46,516
    U.S. Agency securities                                    75,697             615              (48)         76,264
    Mortgage-backed securities                                81,548             514             (480)         81,582
    Obligations of state and political subdivisions            1,530              55                -           1,585
    Other corporate securities                                 1,597             736              (85)          2,248
----------------------------------------------------------------------------------------------------------------------
        Total                                            $   206,695       $   2,116         $   (616)    $   208,195
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                          Securities Held to Maturity
----------------------------------------------------------------------------------------------------------------------
                                                           Amortized       Unrealized       Unrealized        Fair
    (dollars in thousands)                                    Cost            Gains          (Losses)         Value
----------------------------------------------------------------------------------------------------------------------
    December 31, 1998
----------------------------------------------------------------------------------------------------------------------
    U.S. Treasury securities                             $   183,270       $   3,754         $     (3)    $   187,021
    U.S. Agency securities                                   431,135           2,429           (1,706)        431,858
    Mortgage-backed securities                               453,545           5,596             (422)        458,719
    Obligations of state and political subdivisions          158,686           5,117             (121)        163,682
    Federal Reserve stock and other corporate securities       8,081           3,752                -          11,833
----------------------------------------------------------------------------------------------------------------------
    Total                                                $ 1,234,717       $  20,648        $  (2,252)    $ 1,253,113
----------------------------------------------------------------------------------------------------------------------
December 31, 1997
----------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                 $   301,360       $   3,038        $    (16)     $   304,382
U.S. Agency securities                                       485,197           2,850          (1,726)         486,321
Mortgage-backed securities                                   328,172           1,136            (849)         328,459
Obligations of state and political subdivisions              139,331           4,475             (12)         143,794
Federal Reserve stock and other corporate securities           8,712           5,257               -           13,969
----------------------------------------------------------------------------------------------------------------------
    Total                                                $ 1,262,772       $  16,756       $  (2,603)     $ 1,276,925
----------------------------------------------------------------------------------------------------------------------

                               Page 34 of 66 Pages

         The amortized cost and estimated fair value of securities available for sale and held to maturity by contractual maturity follows:

------------------------------------------------------------------------
                  Securities Available for Sale
------------------------------------------------------------------------
                                      Amortized           Fair
(dollars in thousands)                  Cost              Value
------------------------------------------------------------------------
December 31, 1998
------------------------------------------------------------------------
Within one year                           $     36,239      $     36,520
One to five years                               42,328            42,567
Five to ten years                                8,117             8,551
After ten years                                 18,429            17,723
------------------------------------------------------------------------
    Total securities available for sale   $    105,113      $    105,361
------------------------------------------------------------------------

------------------------------------------------------------------------
                   Securities Held to Maturity
------------------------------------------------------------------------
                                             Amortized           Fair
(dollars in thousands)                         Cost              Value
------------------------------------------------------------------------
December 31, 1998
------------------------------------------------------------------------
Within one year                           $    168,631      $    169,245
One to five years                              551,067           557,090
Five to ten years                              302,487           307,261
After ten years                                212,532           219,517
------------------------------------------------------------------------
    Total securities held to maturity     $  1,234,717      $  1,253,113
------------------------------------------------------------------------

         Expected maturities may differ from contractual maturities, particularly for mortgage-backed securities and obligations of states and political subdivisions, because of principal prepayments and the exercise of call options.

         Securities with carrying values of $953 million and $827 million at December 31, 1998 and 1997, respectively, were sold under repurchase agreements, pledged to secure public and trust deposits or pledged for other purposes.

     During 1997, approximately $28 million of securities that had been classified by pooled entities as available for sale prior to their merger with the Company were transferred to the held to maturity category in accordance with the investment policies and practices of the combined institution. These transfers were recorded at fair value. The unrealized gains and losses at the transfer dates, which are included net of tax as a component of accumulated other comprehensive income in shareholders' equity, were insignificant.


                               Page 35 of 66 Pages

(Note 5) LOANS

     The composition of the Company's loan portfolio follows:

                                                                                         December 31
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                         1998                         1997
------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                               $ 1,239,976      37.92%     $ 1,206,960      42.13%
Real estate - commercial and other                                     1,036,547      31.69%         818,213      28.56%
Real estate - retail mortgage                                            669,846      20.48%         545,673      19.05%
Loans to individuals                                                     321,971       9.84%         287,852      10.05%
Lease financing                                                            2,241        .07%           5,966        .21%
------------------------------------------------------------------------------------------------------------------------
    Total loans                                                      $ 3,270,581     100.00%     $ 2,864,664     100.00%
------------------------------------------------------------------------------------------------------------------------

     The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates ("related parties"). Loans to related parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility at the time of the transactions. An analysis of the changes in such loans during 1998 follows:

-------------------------------------------------------------
(dollars in thousands)                                  1998
-------------------------------------------------------------
Beginning balance                                $    74,164
Additions                                            119,962
Repayments                                          (127,947)
-------------------------------------------------------------
Ending balance                                   $    66,179
-------------------------------------------------------------

     Outstanding commitments and letters of credit to related parties totaled $108 million and $86 million at December 31, 1998 and 1997, respectively.

(Note 6) RESERVE FOR POSSIBLE LOAN LOSSES

     A summary analysis of changes in the reserve for possible loan losses follows:
                                              Years Ended December 31
-----------------------------------------------------------------------------
(dollars in thousands)                        1998         1997         1996
-----------------------------------------------------------------------------
Balance at beginning of year              $ 44,543     $ 44,030     $ 45,309
Provision for possible loan losses              73       (2,120)      (3,626)
Loans charged off                          (12,630)      (9,195)      (8,677)
Recoveries                                   8,296       11,828       11,024
-----------------------------------------------------------------------------
  Net (charge-offs) recoveries              (4,334)       2,633        2,347
-----------------------------------------------------------------------------
Balance at end of year                    $ 40,282     $ 44,543     $ 44,030
-----------------------------------------------------------------------------



                               Page 36 of 66 Pages

(Note 7) IMPAIRED LOANS, NON-PERFORMING LOANS AND FORECLOSED ASSETS

     Information on loans evaluated for possible impairment losses follows:

                                                                  December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                          1998        1997
--------------------------------------------------------------------------------
Impaired loans at year-end
  Requiring a loss reserve                                  $  5,054    $  4,737
  Not requiring a loss reserve                                 6,007       5,431
--------------------------------------------------------------------------------
Total recorded investment in impaired loans                 $ 11,061    $ 10,168
--------------------------------------------------------------------------------
Total impairment loss allowance required at year-end        $  1,554    $  2,152
--------------------------------------------------------------------------------
Average recorded investment in impaired loans during year   $ 10,819    $ 10,576
--------------------------------------------------------------------------------

     The following is a summary of non-performing loans and  foreclosed assets:

                                                                  December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                          1998        1997
--------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                  $ 11,497    $ 9,335
Restructured loans                                             2,660      2,342
--------------------------------------------------------------------------------
Total non-performing loans                                  $ 14,157    $11,677
--------------------------------------------------------------------------------
Foreclosed assets
  Other real estate                                         $  2,170    $ 3,456
  Other foreclosed assets                                         54         53
  Reserve for losses on other real estate                       (220)      (461)
--------------------------------------------------------------------------------
Total foreclosed assets                                     $  2,004    $ 3,048
--------------------------------------------------------------------------------

     Interest income on certain non-accrual loans is recognized as cash interest payments are received. Interest payments on non-accrual loans that were accounted for under the cost recovery method may also subsequently be recognized as interest income when loan collections exceed expectations or when workout efforts result in fully rehabilitated credits. The following compares contractual interest income on non-accrual loans and restructured loans with both the interest income reported on a cash basis for these loans and the cost recovery interest recognized on non-accrual loans and certain accruing loans:

                                                       Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                1998       1997       1996
--------------------------------------------------------------------------------
Contractual interest                               $ 1,218    $ 1,111    $ 1,242
Interest recognized                                  1,216      1,645      3,729
--------------------------------------------------------------------------------
Increase (decrease) in reported interest income    $    (2)   $   534    $ 2,487
--------------------------------------------------------------------------------

                               Page 37 of 66 Pages

     The activity in the valuation reserve for losses on other real estate follows:

                                            Years Ended December 31
------------------------------------------------------------------------
(dollars in thousands)                      1998       1997        1996
------------------------------------------------------------------------
Balance at beginning of year               $ 461      $ 905       $ 645
Reserve provisions                           128        243         385
Sales and dispositions                      (369)      (687)       (125)
------------------------------------------------------------------------
    Net change                              (241)      (444)        260
------------------------------------------------------------------------
Balance at end of year                     $ 220      $ 461       $ 905
------------------------------------------------------------------------

     The Bank owns a variety of property interests which were acquired through routine banking transactions prior to 1933 and for which there existed no ready market. These assets were subsequently written down to a nominal holding value in accordance with general banking practice at that time. The property includes ownership interests in scattered undeveloped acreage, various mineral interests, and a few commercial and residential site locations, principally in the New Orleans area.

     Revenues and direct expenses related to these property interests that are included in the statements of operations follows:

                                   Years Ended December 31
----------------------------------------------------------------
(dollars in thousands)            1998        1997         1996
----------------------------------------------------------------
Revenues                       $ 2,488     $ 3,026     $    955
----------------------------------------------------------------
Direct expenses                $    36     $    38     $     58
----------------------------------------------------------------


(Note 8) BANK PREMISES AND EQUIPMENT

     An analysis of bank premises and equipment by asset classification follows:

                                                               December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                       1998          1997
--------------------------------------------------------------------------------
Land                                                 $     36,502  $     33,461
Buildings and improvements                                150,248       127,436
Furnishings and equipment                                 100,256        91,188
--------------------------------------------------------------------------------
                                                          287,006       252,085
Accumulated depreciation and amortization                (117,282)     (106,019)
--------------------------------------------------------------------------------
Total bank premises and equipment                    $    169,724  $    146,066
--------------------------------------------------------------------------------

     Provisions for depreciation and amortization included in non-interest expense were as follows:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                             1998         1997        1996
--------------------------------------------------------------------------------
Buildings and improvements                     $  5,044     $  4,604    $  4,084
Furnishings and equipment                        10,998        9,478       7,956
--------------------------------------------------------------------------------
  Total depreciation and amortization expense  $ 16,042     $ 14,082    $ 12,040
--------------------------------------------------------------------------------

                              Page 38 of 66 Pages

     At December 31, 1998, the Bank was obligated under a number of non-cancelable operating leases. Certain of these leases have escalation clauses and renewal options. Total rental expense, net of immaterial sublease rentals, was $2.8 million, $1.8 million and $1.5 million in 1998, 1997 and 1996, respectively.

     As of December 31, 1998, the future minimum rentals under non-cancelable operating leases having an initial lease term in excess of one year were as follows:

(dollars in thousands)
-------------------------------------------------
1999                                   $   2,339
2000                                       2,178
2001                                       1,362
2002                                       1,259
2003                                       1,140
Later years                                9,803
-------------------------------------------------
                                       $  18,081
-------------------------------------------------

(Note 9) SHORT-TERM BORROWINGS

     Short-term borrowings consisted of the following components:

                                                              December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                       1998          1997
--------------------------------------------------------------------------------
Federal funds purchased                               $    70,780   $    55,065
Securities sold under agreements to repurchase            284,542       234,621
--------------------------------------------------------------------------------
Total short-term borrowings                           $   355,322   $   289,686
--------------------------------------------------------------------------------

     The Bank has the ability to exercise legal authority over the securities that serve as collateral for the securities sold under repurchase agreements. The carrying and estimated fair values of securities sold under repurchase agreements at December 31, 1998, by term of the underlying borrowing agreement, were as follows:

                                                   Up to
(dollars in thousands)             Overnight      30 days
-----------------------------------------------------------
December 31, 1998
-----------------------------------------------------------
Book value:
U.S. Treasury securities         $    21,232    $   12,958
U.S. Agency securities               250,352             -
-----------------------------------------------------------
  Total book value               $   271,584    $   12,958
-----------------------------------------------------------
Fair value:
U.S. Treasury securities         $    21,752    $   12,158
U.S. Agency securities               252,098             -
-----------------------------------------------------------
  Total fair value               $   273,850    $   12,158
-----------------------------------------------------------
Outstanding borrowings           $   272,446    $   12,096
-----------------------------------------------------------



                               Page 39 of 66 Pages

     Additional information about federal funds purchased follows:

---------------------------------------------------------------------------
(dollars in thousands)                                  1998          1997
---------------------------------------------------------------------------
Average interest rate on December 31                   4.25%         5.06%
---------------------------------------------------------------------------
Average for the year
  Interest rate                                        5.08%         5.37%
  Balance                                         $  66,803     $  83,531
---------------------------------------------------------------------------
Maximum month-end outstanding                     $  79,650     $ 105,587
---------------------------------------------------------------------------

     Additional information about securities sold under repurchase agreements follows:

-----------------------------------------------------------------------------
(dollars in thousands)                                1998              1997
-----------------------------------------------------------------------------
Average interest rate on December 31                 4.07%             5.06%
-----------------------------------------------------------------------------
Average for the year
  Interest rate                                      4.44%             4.90%
  Balance                                       $ 270,741         $ 326,344
-----------------------------------------------------------------------------
Maximum month-end outstanding                   $ 320,190         $ 408,151
-----------------------------------------------------------------------------


(Note 10) EMPLOYEE BENEFIT PLANS

Retirement Plans

     The Company has a noncontributory qualified defined benefit pension plan covering substantially all employees. The benefits are based upon an employee's total years of service and his or her highest five-year average level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements of federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate.

                               Page 40 of 66 Pages

     The following table is in accordance with SFAS No. 132 and details the changes both in the actuarial present value of the pension benefit obligation and in the plan's assets for the years ended December 31, 1998 and 1997. The table also shows the funded status of the plan at each year-end and identifies amounts recognized and unrecognized in the Company's consolidated balance sheets.

--------------------------------------------------------------------------------
(dollars in thousands)                                  1998               1997
--------------------------------------------------------------------------------
Benefit obligation, beginning of year             $   65,533         $   59,820
Service cost for benefits                              2,854              2,019
Interest cost on benefit obligation                    4,222              4,237
Net actuarial loss                                     4,385              2,617
Benefits paid                                         (3,225)            (3,160)
--------------------------------------------------------------------------------
Benefit obligation, end of year                       73,769             65,533
--------------------------------------------------------------------------------
Plan assets at fair value, beginning of year          91,206             73,548
Actual return on plan assets                          10,069             21,065
Benefits paid                                         (3,225)            (3,160)
Plan expenses                                           (284)              (247)
--------------------------------------------------------------------------------
Plan assets at fair value, end of year                97,766             91,206
--------------------------------------------------------------------------------
Plan assets in excess of benefit obligation,
  end of year                                         23,997             25,673
Unrecognized net actuarial gains                     (18,561)           (21,106)
Unrecognized net implementation asset                 (1,904)            (2,309)
Unrecognized prior service cost resulting
     from plan amendments                             (1,329)            (1,453)
--------------------------------------------------------------------------------
Prepaid pension asset                             $    2,203         $      805
--------------------------------------------------------------------------------

     The Company recognized a net pension benefit in each of the three years in the period ended December 31, 1998. The components of the net pension benefit were as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                             1998        1997        1996
--------------------------------------------------------------------------------
Service cost for benefits during the period    $  2,854    $  2,019    $  1,669
Interest cost on benefit obligation               4,222       4,237       3,797
Expected return on plan assets                   (7,162)     (5,750)     (5,305)
Amortization of:
     Unrecognized net actuarial gains              (785)        (55)       (107)
     Unrecognized net implentation asset           (405)       (405)       (405)
     Unrecognized prior service cost               (124)       (124)       (124)
--------------------------------------------------------------------------------
 Net pension benefit                           $ (1,400)   $    (78)  $    (475)
--------------------------------------------------------------------------------

     The weighted-average discount rate used in determining the actuarial present value of the pension benefit obligation was 6.25% for 1998, 7.00% for 1997 and 7.25% for 1996. For all periods presented, the Company assumed an 8% expected long-term rate of return on plan assets and an annual rate of increase in future compensation levels of 4%.

     The pension plan held 219,800 shares of Company common stock at December 31, 1998 and 239,555 shares at both December 31, 1997 and 1996.

     The Company also has a nonqualified defined benefit plan, which provides retirement benefits calculated using the qualified plan's formula to designated executive officers, but without the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. At December 31, 1998, the actuarial present value of the excess

                              Page 41 of 66 Pages
benefit  obligation  was  $2.3  million,  and   the   recorded  accrued  pension
liability was $1.5 million. The net pension expense for the nonqualified defined benefit plan was not material in 1998, 1997 or 1996.

     The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees, and the Company matches the savings of each participant up to 3% of his or her compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions, including those made by pooled entities with comparable plans, was approximately $1.6 million in 1998, $1.4 million in 1997 and $1.3 million in 1996.

Health and Welfare Plans

     The Company maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan, and the Company has established annual and lifetime maximum health care benefit limits. The Company recognizes the expected cost of providing these postretirement benefits during the period employees are actively working. The Company continues to fund its obligations under the postretirement benefit plans as the benefit payments are made.

     At December 31, 1998, the net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was approximately $6.7 million, essentially unchanged from December 31, 1997. The net periodic postretirement benefit expense was approximately $.5 million for both 1998 and 1997 and $.4 million for 1996. This expense includes components for the portion of the expected benefit obligation attributed to current service, interest on the accumulated benefit obligation, and amortization of unrecognized actuarial gains or losses. No component was individually significant for any period reported.

     For the actuarial calculation of its postretirement benefit obligations at December 31, 1998, 1997 and 1996, the Company assumed annual health care cost increases beginning at 8.40%, 9.00% and 9.50%, respectively, with each decreasing to a 5.00% rate over a six to seven year period. Discount rates of 6.25% in 1998, 7.00% in 1997 and 7.25% in 1996 were used in determining the present value of benefit obligations in each period. A 1% rise in the assumed health care cost trend rates would increase the accumulated benefit obligation by approximately $1.2 million and the periodic net benefit expense by approximately $150,000. A 1% fall in these trend rates would decrease the accumulated benefit obligation by approximately $900,000 and the periodic net benefit expense by approximately $120,000.


                               Page 42 of 66 Pages

(Note 11) STOCK-BASED INCENTIVE COMPENSATION PLANS AND OTHER STOCK-BASED
          COMPENSATION

     The Company maintains two stock-based compensation plans. The long-term incentive plan for key employees is administered by the Compensation Committee of the Board of Directors, which designates the participants and authorizes the awarding of grants. Under this plan, participants may be awarded stock options, restricted stock, performance shares, phantom shares and stock appreciation rights. To date, only stock options and restricted stock grants have been awarded under the plan. The directors' compensation plan provides for the annual award of common stock and options to purchase common stock to each non-employee director.

     The following schedule summarizes the common stock grants awarded under these plans during 1998, 1997 and 1996:

----------------------------------------------------------------------
(dollars in thousands)                                    Market Value
                                               Shares      Of Award On
    Year              Plan                     Awarded      Grant Date
----------------------------------------------------------------------
    1998      Employee-performance              61,500     $    3,383
              Director                           5,100     $      259
    1997      Employee-performance              62,375     $    2,505
              Employee                          54,040     $    2,141
              Director                           5,400     $      192
    1996      Employee-performance              53,500     $    1,605
              Director                           5,100     $      156
----------------------------------------------------------------------

     Shares awarded to employees are subject to possible forfeiture if a recipient's employment is terminated within three years of the grant date and the transfer or other disposition of the shares is prohibited during this period. In addition, with the exception of a portion of the 1997 grants, the employee grants are subject to adjustment based on the performance of the Company, as measured by its return on assets and return on equity, in relation to that of a designated peer group over the restriction period. The ultimate performance-based awards can range from 0% to 200% of the initial grants. Shares granted to employees before 1996 are subject to possible forfeiture and transfer restrictions for a five-year period but not to performance-based adjustments. The directors' shares are awarded without any significant restrictions and are not subject to future adjustment.

     The Company initially measures the compensation expense related to a restricted stock grant as the market value of the shares awarded on the grant date. Compensation expense is recognized ratably over the restriction period, if any. Adjustments are made for forfeitures as they occur. The Company periodically re-measures compensation expense for performance-based grants for changes both in the estimate of the unrestricted shares to which employees will ultimately become entitled and in the market value of the Company's stock. These re-measurements affect both the recognition of cumulative compensation expense through that date and the future recognition of expense over the remaining restriction periods. The total compensation expense recognized during 1998, 1997 and 1996 related to common stock awards was $3.5 million, $2.4 million and $1.0 million, respectively.



                               Page 43 of 66 Pages

     The following table summarizes stock option activity under the long-term incentive plan for employees and its predecessor incentive program and under the directors' compensation plan for each of the three years in the period ended December 31, 1998. The exercise price for all options is set at the market price on the grant date. All options are fully exercisable six months after the date of grant and expire after ten years.

--------------------------------------------------------------------------------
                                         Employees               Directors
--------------------------------------------------------------------------------
                                                Weighted               Weighted
                                                 Average                Average
                                                Exercise               Exercise
                                     Number       Price      Number      Price
--------------------------------------------------------------------------------
Outstanding at
December 31, 1995                    260,848    $  23.97     25,000    $  26.53
     Options granted                 103,500    $  30.00     17,000    $  30.50
     Options exercised               (21,524)   $  18.98     (1,000)   $  26.75
     Options forfeited                (3,000)   $  29.00          -           -
--------------------------------------------------------------------------------
Outstanding at
December 31, 1996                    339,824    $  26.08     41,000    $  28.17
     Options granted                 150,500    $  42.44     18,000    $  42.44
     Options exercised               (30,021)   $  22.69     (1,000)   $  30.50
--------------------------------------------------------------------------------
Outstanding at
December 31, 1997                    460,303    $  31.65     58,000    $  32.56
     Options granted                 146,750    $  55.00     17,000    $  50.88
     Options exercised               (94,540)   $  24.74     (4,000)   $  34.47
--------------------------------------------------------------------------------
Outstanding at
December 31, 1998                    512,513    $  39.61     71,000    $  36.84
--------------------------------------------------------------------------------
Exercisable at
December 31, 1998                    512,513    $  39.61     71,000    $  36.84
--------------------------------------------------------------------------------
Available for grant at
December 31, 1998                  1,637,510           -      1,000           -
--------------------------------------------------------------------------------

     The following table summarizes certain information about the stock options outstanding under these plans at December 31, 1998:


--------------------------------------------------------------
                                     Weighted       Weighted
                     Number of        Average        Average
Range of               Shares        Years to       Exercise
Exercise Prices     Under Option   Expiration         Price
--------------------------------------------------------------
$13.22-$19.42           38,017          4.25         $  18.12
$26.25-$28.88          121,182          6.14         $  28.16
$30.00-$30.50           95,564          7.55         $  30.08
$42.44-$42.44          165,000          8.50         $  42.44
$50.88-$55.00          163,750          9.45         $  54.57
--------------------------------------------------------------
$13.22-$55.00          583,513          7.84         $  39.27
--------------------------------------------------------------


     In connection with the merger with Meritrust in April 1998, the Company converted options held by certain


                              Page 44 of 66 Pages

Meritrust employees and directors into options to acquire 93,283 shares of Company stock. The weighted-average exercise price of these options was $11.26. At December 31, 1998, 56,052 of these options with a weighted-average exercise price of $12.31 and a weighted-average remaining life of 5.75 years remained unexercised.

     Upon its merger with First Citizens in March 1996, the Company converted options held by certain First Citizens employees and directors into options to acquire 192,551 Company shares with a weighted-average exercise price of $11.64. Holders exercised options for 146,964 shares in 1996, 14,085 in 1997 and 1,000 in 1998. The unexercised options at December 31, 1998 for 33,502 shares had a weighted-average exercise price of $10.13 and a remaining life of 5 years.

     In 1990, an executive officer was granted options to purchase 33,750 shares of common stock at $18.11 per share. During 1998, all of these options were exercised.

     SFAS No. 123, "Accounting for Stock-Based Compensation," was effective for the Company's 1996 fiscal year. This statement established a fair value based method of accounting for stock-based compensation, including the award of stock options. As provided for in SFAS No. 123, the Company elected not to adopt the fair value based method for measuring stock-based compensation cost to be included in its results of operations, but is continuing to follow prior generally accepted accounting principles

     SFAS No. 123 requires the following disclosure of pro forma net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost related to stock option grants awarded in 1995 and thereafter:

-------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                  1998       1997         1996
-------------------------------------------------------------------------------------------
Net income                                                 $ 52,679   $ 57,178     $ 47,811
Pro forma stock-based compensation expense, net of tax        1,961      1,474          770
-------------------------------------------------------------------------------------------
 Pro forma net income                                      $ 50,718   $ 55,704     $ 47,041
-------------------------------------------------------------------------------------------
Pro forma earnings per share
     Basic                                                 $   2.18   $   2.42     $   2.07
     Diluted                                               $   2.16   $   2.40     $   2.05
Weighted-average fair value of options granted during the
   year                                                    $  14.22   $  10.79     $   7.67
-------------------------------------------------------------------------------------------

     The fair values of the stock options granted in 1998, 1997 and 1996 under the Company's employee incentive and directors' compensation plans were estimated as of the grant dates using the Black-Scholes option-pricing model. The Company made the following significant assumptions in applying the option-pricing model:(a) an expected annualized volatility for the Company's common stock of 22.74% in 1998, 18.78% in 1997, and 17.70% in 1996; (b) an
average option life of seven years before exercise; (c) an expected annual dividend yield of 2.70% in 1998, 2.80% in 1997 and 2.90% in 1996; and (d) a
weighted-average risk-free interest rate of 5.60% in 1998, 6.50% in 1997 and 7.01% in 1996.


                               Page 45 of 66 Pages

(Note 12) REGULATORY MATTERS

Regulatory Capital Requirements

     Measures of regulatory capital are an important tool used by regulators to monitor the financial health of insured financial institutions. The primary quantitative measures used by regulators to gauge capital adequacy are the ratios of Tier 1 and total regulatory capital to risk-weighted assets and the ratio of Tier 1 regulatory capital to average total assets, also known as the leverage ratio. The regulators define the components and computation of each of these ratios. The minimum capital ratios for both the Company and the Bank are generally 4% Tier 1 capital, 8% total capital and 4% leverage. However, regulators may set higher capital requirements for an individual institution when particular circumstances warrant.

     To  evaluate  capital   adequacy,   regulators   compare  an  institution's
regulatory capital ratios with their agency guidelines as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward insured institutions. In reaching an overall conclusion on capital adequacy or assigning an appropriate classification under the uniform framework, regulators must also consider other subjective and quantitative assessments of risk associated with the institution, such as interest-rate risk. Institutions not judged to be adequately capitalized are subject to certain mandatory and possible additional discretionary actions by regulators that could materially impact the institution's financial position and results of operations.

     Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its Tier 1 capital, total capital and leverage ratios must be at least 6%, 10% and 5%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 1998 and 1997, the Bank was categorized as well-capitalized, and there have been no events since December 31, 1998 that management believes would cause this status to change.


                               Page 46 of 66 Pages

     The actual capital amounts and ratios and the minimum and well-capitalized required capital amounts for the Company and the Bank are presented in the following tables:

(dollars in thousands)
--------------------------------------------------------------------------------
                                              Actual                    Well-
December 31, 1998                       Amount     Ratio   Minimum   Capitalixed
                                                             (a)         (b)
--------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
      Company                           $ 564,310  14.87%  $ 303,543       (c)
      Bank                                505,988  13.35%    303,292   $ 379,115
--------------------------------------------------------------------------------
Tier 1 Capital (to Risk Weighted Assets):
      Company                           $ 524,028  13.81%  $ 151,772       (c)
      Bank                                465,707  12.28%    151,646   $ 227,469
--------------------------------------------------------------------------------
Leverage (to Average Assets):
      Company                           $ 524,028  10.39%  $ 201,691       (c)
      Bank                                465,707   9.24%    201,583   $ 251,979
--------------------------------------------------------------------------------
December 31, 1997
--------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
      Company                           $ 546,850  16.49%  $ 264,832       (c)
      Bank                                538,267  16.28%    264,444   $ 330,555
--------------------------------------------------------------------------------
Tier 1 Capital (to Risk Weighted Assets):
      Company                           $ 505,470  15.27%  $ 132,416       (c)
      Bank                                498,063  15.07%    132,222   $ 198,333
--------------------------------------------------------------------------------
Leverage (to Average Assets):
      Company                           $ 505,470  10.83%  $ 186,654       (c)
      Bank                                498,063  10.68%    186,567   $ 233,208
--------------------------------------------------------------------------------
(a) Minimum capital required for capital adequacy purposes.
(b) Capital required for well-capitalized status.
(c) Not applicable.


Other Regulatory Matters

     Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to the Company's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank may distribute to the Company. Without prior regulatory approvals, the Bank will have available an amount equal to approximately $10 million plus its current net income to pay to the Company as dividends in 1999.

     Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral.

     Banks are required to maintain currency and coin or a non-interest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. Average balances maintained by the Bank with the Federal Reserve Bank for such purposes were $11 million and $13 million during 1998 and 1997, respectively.


                               Page 47 of 66 Pages

(Note 13) OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     To meet the financing needs of its customers, the Bank deals in financial instruments that expose it to off-balance-sheet risk. These financial instruments include commitments to extend credit, letters of credit, and other financial guarantees. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

     The Bank's exposure to credit loss in the event of non-performance by other parties for commitments to extend credit and letters of credit and other financial guarantees written is represented by the contractual amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit for loans and credit card and related lines are agreements to make loans to customers as long as there is no violation of any condition established in the commitments or credit line contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount outstanding does not necessarily represent total future cash outlays. Of the total commitments outstanding at December 31, 1998, approximately 18% carried a fixed rate of interest over their terms.

     The amount of collateral, if any, required by the Bank upon issuance of a commitment is based on management's credit evaluation of the borrower. Required collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     Letters of credit and financial guarantees written are conditional agreements issued by the Bank to guarantee the performance of a customer to a third party. These agreements are primarily issued to support commercial trade. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds marketable securities as collateral to support those letters of credit and guarantees for which collateral is deemed necessary.

     The Company does not maintain any investment or participation in financial instruments or agreements whose value is linked to, or derived from, changes in the value of some underlying asset or index, such as futures, forward contracts, option contracts, interest-rate swap agreements and other financial arrangements with similar characteristics that are commonly referred to as derivatives.

     A summary of off-balance-sheet financial instruments follows:

                                                              December 31
--------------------------------------------------------------------------------
dollars in thousands)                                      1998            1997
--------------------------------------------------------------------------------
Commitments to extend credit                       $   1,122,761   $   1,168,717
Letters of credit and financial guarantees written $     102,416   $     104,570
Credit card and related lines                      $     147,843   $     102,948
--------------------------------------------------------------------------------



                               Page 48 of 66 Pages

(Note 14) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of estimated fair value information about certain on and off-balance sheet financial instruments where it is practicable to estimate those values. Because many of the Company's financial instruments lack readily available trading markets, fair values for such instruments are based on significant estimations and present value calculations. The use of different assumptions and estimation methods, such as those concerning appropriate discount rates and estimates of future cash flows, could significantly affect the fair value amounts disclosed. In addition, reasonable comparability between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous estimates involved.

     Fair value estimates do not consider the value of future business, the value of certain financial instruments or the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the unrealized gains and losses have not been considered in the estimates. Accordingly, the aggregate fair value amounts presented are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments, nor should they be interpreted as representing an aggregate measure of the underlying value of the Company.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and short-term investments - The carrying amount is a reasonable estimate of the fair value of cash and due from financial institutions, federal funds sold and short-term investments.

     Investment in securities - Fair values of securities are based on quoted market prices obtained from independent pricing services.

     Loans - Loans with rates that are repriced in coordination with movements in market rates and with no significant change in credit risk are valued at carrying amounts. The fair values of other loans are estimated by discounting scheduled cash flows to maturity using current rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments are made to reflect probable credit losses.

     Deposits - SFAS No. 107 requires that deposits without stated maturities, such as non-interest-bearing demand deposits, NOW deposits, money market deposits and savings deposits, have fair values equal to the amounts payable upon demand (carrying amounts). Deposits with stated maturities were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturities.

     Short-term borrowings - Short-term borrowings are valued fairly at their carrying amounts.

     Off-balance-sheet financial instruments - Off-balance-sheet financial instruments include commitments to extend credit, letters of credit and other financial guarantees. The fair values of such instruments were estimated using fees currently charged for similar arrangements in the market, adjusted for changes in terms and credit risk as appropriate. The estimated fair values of these instruments are not material.


                               Page 49 of 66 Pages

    The estimated fair values of the Company's financial instruments follows:

                                                            December 31, 1998              December 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                                          Carrying          Fair          Carrying          Fair
(dollars in thousands)                                     Amount           Value          Amount           Value
--------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and short-term investments                         $   366,473     $   366,473     $   261,859     $   261,859
Investment in securities                                $ 1,340,078     $ 1,358,474     $ 1,470,967     $ 1,485,120
Loans, net                                              $ 3,230,299     $ 3,230,099     $ 2,820,121     $ 2,816,407
LIABILITIES:
Deposits                                                $ 4,256,662     $ 4,256,087     $ 3,935,871     $ 3,932,942
Short-term borrowings                                   $   355,322     $   355,322     $   289,686     $   289,686
--------------------------------------------------------------------------------------------------------------------

(Note 15) CONTINGENCIES

     In  1992,  the  Company  discovered  and  reported  to  the  United  States
Department of Education (the "DOE") that in earlier years it had not in all cases followed some collection procedures related to guaranteed student loans under the Federal Family Education Loan Program (the "Program"). At that time, a reserve for potential settlement with the DOE was established and internal procedures were revised for future compliance with the Program. During 1997, the Company reached a tentative settlement agreement with the DOE and recorded certain expenses and income tax effects, which were substantially offset by the reversal of excess reserves for possible loan losses, also related to the settlement. During the fourth quarter of 1998, amounts accrued for the tentative settlement in 1997 were paid in final settlement to the DOE.

     The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

(Note 16) OTHER NON-INTEREST INCOME

     The components of other non-interest income were as follows:

                                                                          Years Ended December 31
---------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                  1998          1997          1996
---------------------------------------------------------------------------------------------------------
Net gains on sales and other dispositions of foreclosed assets     $   5,897     $   6,641      $  3,119
ATM fees                                                               3,446         3,021         2,360
Secondary market mortgage fees                                         2,230         1,119           822
International services income                                          1,895         1,821         1,826
Investment services income                                             1,466         1,035         1,080
Other fees and charges                                                 1,755         1,955         1,802
Other operating income                                                 1,267         1,846           948
---------------------------------------------------------------------------------------------------------
Total other non-interest income                                     $ 17,956      $ 17,438      $ 11,957
---------------------------------------------------------------------------------------------------------




                               Page 50 of 66 Pages

(Note 17) OTHER NON-INTEREST EXPENSE

     The components of other non-interest expense were as follows:

                                                  Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                             1998         1997        1996
--------------------------------------------------------------------------------
Other outside services                        $   3,964    $   3,905   $   3,368
Advertising                                       3,074        3,538       2,947
Miscellaneous operating losses                    2,855        3,330       1,090
Amortization of intangible assets                 2,777        2,418       2,881
Training expense                                  2,148          787         638
Security services                                 1,511        2,126       1,890
Deposit insurance and regulatory fees             1,182        1,390       2,673
Other operating expense                          13,099       11,687      13,896
--------------------------------------------------------------------------------
Total other non-interest expense               $ 30,610     $ 29,181    $ 29,383
--------------------------------------------------------------------------------


(Note 18) INCOME TAXES

     The components of income tax expense (benefit) follows:


                                                                                        Years Ended December 31
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 1998         1997         1996
----------------------------------------------------------------------------------------------------------------------
Included in net income
  Current
    Federal                                                                        $ 25,422     $ 28,405     $ 22,718
    State                                                                               222          236          130
----------------------------------------------------------------------------------------------------------------------
      Total                                                                          25,644       28,641       22,848
  Deferred
    Federal                                                                            (221)         213           69
    State                                                                              (265)           8           (7)
----------------------------------------------------------------------------------------------------------------------
      Total                                                                            (486)         221           62
----------------------------------------------------------------------------------------------------------------------
    Total income tax expense                                                       $ 25,158     $ 28,862     $ 22,910
----------------------------------------------------------------------------------------------------------------------
Included in shareholders' equity
  Deferred tax expense (benefit) related to the change in the net unrealized
    gain (loss) on securities                                                      $   (378)    $   416      $   (546)
  Current tax benefit related to nonqualified stock options and restricted stock     (1,342)       (661)         (708)
----------------------------------------------------------------------------------------------------------------------
    Total                                                                          $ (1,720)    $  (245)     $ (1,254)
----------------------------------------------------------------------------------------------------------------------



                               Page 51 of 66 Pages

     Income tax expense was different from the amounts computed by applying the statutory federal income tax rates to pretax income as follows:

                                                                   Years Ended December 31
-------------------------------------------------------------------------------------------------------
(in percentages)                                             1998             1997             1996
-------------------------------------------------------------------------------------------------------
Federal income tax expense                                  35.00 %          35.00 %          35.00 %
Increase (decrease) resulting from
    Tax exempt income                                       (3.92)           (3.67)           (4.43)
    Non-deductible merger-related expenses                    .72              .37             1.02
    Tentative settlement of contingent liability                -             1.19                -
    Miscellaneous items                                       .52              .66              .80
-------------------------------------------------------------------------------------------------------
Effective tax rate                                          32.32 %          33.55 %          32.39 %
-------------------------------------------------------------------------------------------------------


     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow:

                                                                                                      December 31
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                              1998          1997
----------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Reserves for losses on loans, other real estate, and other problem assets                      $12,677       $14,035
  Employee benefit plan liabilities                                                                5,955         4,303
  Net operating loss carryforward                                                                    593         1,364
  Unrecognized interest income                                                                     1,193         1,220
  Other                                                                                            1,728         1,104
----------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                                        $22,146       $22,026
----------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Accumulated depreciation and amortization                                                      $ 4,579       $ 5,510
  Other                                                                                            2,096         1,909
----------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                                   $ 6,675       $ 7,419
----------------------------------------------------------------------------------------------------------------------
  Net deferred tax asset                                                                         $15,471       $14,607
----------------------------------------------------------------------------------------------------------------------

     At December 31, 1998, the Company had approximately $1.7 million in net operating loss carryforwards generated by a pooled entity. Substantially all of these carryforwards expire in 2004 and 2007.



                               Page 52 of 66 Pages

(Note 19) PARENT COMPANY FINANCIAL STATEMENTS

     Summarized parent company only financial statements follow:

BALANCE SHEETS                                                             December 31
-----------------------------------------------------------------------------------------------
(dollars in thousands)                                                     1998            1997
-----------------------------------------------------------------------------------------------
ASSETS
  Investment in and advances to banking subsidiaries                $   559,263    $    523,356
  Other investments in subsidiaries                                       1,035           1,032
  Dividends receivable                                                    7,384           6,189
  Other assets                                                            2,591           1,816
-----------------------------------------------------------------------------------------------
    Total assets                                                    $   570,273    $    532,393
-----------------------------------------------------------------------------------------------
LIABILITIES
  Dividends payable                                                 $     7,015    $      5,987
  Other liabilities                                                       2,297           1,270
-----------------------------------------------------------------------------------------------
    Total liabilities                                                     9,312           7,257
SHAREHOLDERS' EQUITY                                                    560,961         525,136
-----------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                      $   570,273    $    532,393
-----------------------------------------------------------------------------------------------



STATEMENTS OF OPERATIONS                                         Years Ended December 31
---------------------------------------------------------------------------------------------
(dollars in thousands)                                         1998         1997        1996
---------------------------------------------------------------------------------------------
Dividend income from banking subsidiaries                  $ 71,474     $ 28,089    $ 27,260
Equity in undistributed earnings of subsidiaries
  Banks                                                     (18,557)      29,888      22,176
  Nonbanks                                                        4           11          18
Other expense, net                                             (242)        (810)     (1,643)
---------------------------------------------------------------------------------------------
NET INCOME                                                 $ 52,679     $ 57,178    $ 47,811
---------------------------------------------------------------------------------------------



                               Page 53 of 66 Pages

STATEMENTS OF  CASH FLOWS                                                                Years Ended December 31
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                  1998         1997        1996
----------------------------------------------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net Income                                                                       $ 52,679     $ 57,178   $ 47,811
    Adjustments to reconcile net income to net cash provided by operating activities:
        Equity in undistributed earnings of subsidiaries                               18,553      (29,899)   (22,194)
        Increase in dividends receivable                                               (1,195)      (1,331)    (1,216)
        Other, net                                                                        468          117        732
---------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                        70,505       26,065     25,133

---------------------------------------------------------------------------------------------------------------------
    INVESTING ACTIVITIES
      Investment in and advances to banking
        subsidiaries                                                                  (50,995)      (7,742)   (15,015)
      Other, net                                                                            -         (653)     3,248
---------------------------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                           (50,995)      (8,395)   (11,767)

---------------------------------------------------------------------------------------------------------------------
    FINANCING ACTIVITIES
      Cash dividends                                                                  (26,443)     (23,425)   (18,273)
      Proceeds from issuance of stock                                                   8,201       6,044       4,661
      Purchases of treasury stock                                                      (1,300)       (513)          -
---------------------------------------------------------------------------------------------------------------------
      NET CASH USED IN FINANCING ACTIVITIES                                           (19,542)    (17,894)    (13,612)
---------------------------------------------------------------------------------------------------------------------
      DECREASE IN CASH AND CASH EQUIVALENTS                                               (32)       (224)       (246)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      237         461         707
---------------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $    205    $    237    $    461
---------------------------------------------------------------------------------------------------------------------


(Note 20) EARNINGS PER SHARE

     The components used to calculate basic and diluted earnings per share are as follows:

                                                                   Years Ended December 31
----------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                  1998            1997            1996
----------------------------------------------------------------------------------------------------
Numerator:
    Net income                                            $  52,679      $   57,178       $  47,811
    Effect of dilutive securities                                 -               -               -
----------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share              $  52,679      $   57,178       $  47,811
----------------------------------------------------------------------------------------------------
Denominator:
    Weighted average shares outstanding                  23,283,458      23,025,173      22,729,851
    Effect of dilutive stock options                        216,185         211,001         167,357
----------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share           23,499,643      23,236,174      22,897,208
----------------------------------------------------------------------------------------------------
Earnings per share:
    Basic                                                   $  2.26         $  2.48         $  2.10
    Diluted                                                 $  2.24         $  2.46         $  2.09
----------------------------------------------------------------------------------------------------
Antidilutive stock options                                  123,125          42,125               -
----------------------------------------------------------------------------------------------------

                               Page 54 of 66 Pages

          MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Whitney Holding Corporation is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgments where appropriate. Financial information appearing throughout this annual report is consistent with that in the financial statements.

    The Company's financial statements have been audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during the Company's audit were valid and appropriate.

    Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility, is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process, and is updated as necessary. Management continually monitors the system of internal control for compliance. The Company maintains a professional staff of internal auditors who independently assess the effectiveness of internal controls and recommend possible improvements thereto. As part of their audit of the Company's 1998 financial statements, Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has considered the recommendations of the internal auditors and Arthur Andersen LLP concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1998, the Company's system of internal control is adequate to accomplish the objectives discussed herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS
AND BOARD OF DIRECTORS OF
WHITNEY HOLDING CORPORATION:

    We have audited the consolidated balance sheets of WHITNEY HOLDING CORPORATION (a Louisiana corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitney Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
                                                             ARTHUR ANDERSEN LLP

New Orleans, Louisiana
January 18, 1999



                                                     Page 55 of 66 Pages





SUMMARY OF QUARTERLY FINANCIAL INFORMATION                                                  1998 Quarters (a)
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                 4th             3rd             2nd             1st
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                    $   55,005      $   52,938      $   52,697       $  52,492
Provision for loan losses                                                       -               -               -              73
Non-interest income (exclusive of securities transactions)                 15,212          13,767          17,551          13,402
Securities transactions                                                        (2)            833               -               8
Non-interest expense                                                       53,810          51,667          47,877          42,639
Income tax expense                                                          4,962           5,216           7,464           7,516
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $   11,443      $   10,655      $   14,907      $   15,674
---------------------------------------------------------------------------------------------------------------------------------
Per share data
  Basic                                                                $      .49      $      .46      $      .64      $      .67
  Diluted                                                              $      .49      $      .45      $      .63      $      .67
  Dividends                                                            $      .30      $      .30      $      .30      $      .30
Trading data (b)
  High stock price                                                     $    41.88      $    51.25      $    62.38      $    63.38
  Low stock price                                                      $    35.75      $    36.63      $    50.00      $    51.13
  Closing stock price                                                  $    37.50      $    41.75      $    50.75      $    60.00
  Trading volume                                                        1,922,621       2,093,098       1,410,536       1,147,945
---------------------------------------------------------------------------------------------------------------------------------

                                                                                            1997 Quarters (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                               4th             3rd             2nd             1st
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     $   51,970      $   51,661      $   49,572      $   48,123
Provision for loan losses                                                      236          (2,808)            121             331
Non-interest income (exclusive of securities transactions)                  13,982          13,314          15,285          11,588
Securities transactions                                                         20               3             (11)              -
Non-interest expense                                                        44,032          44,206          41,927          41,422
Income tax expense                                                           6,969           8,695           7,283           5,915
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $   14,735      $   14,885      $   15,515      $   12,043
----------------------------------------------------------------------------------------------------------------------------------
Per share data
  Basic                                                                 $      .64      $      .65      $      .67      $      .52
  Diluted                                                               $      .63      $      .64      $      .67      $      .52
  Dividends                                                             $      .28      $      .28      $      .28      $      .28
Trading data (b)
  High stock price                                                      $    59.75      $    47.25      $    43.00      $    40.50
  Low stock price                                                       $    46.13      $    40.00      $    35.25      $    34.75
  Closing stock price                                                   $    57.00      $    47.25      $    42.25      $    38.94
  Trading volume                                                         1,052,417       1,232,680       1,762,829       1,534,742
----------------------------------------------------------------------------------------------------------------------------------

(a) Unaudited.
(b) Common stock is traded in the over-the-counter market on The Nasdaq Stock Market. All closing prices represent closing sales prices as reported on The Nasdaq Stock Market.


                              Page 56 of 66 Pages

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the Company's directors and executive officers are listed below with their business experience during the past five years.



                                                                                     Director          Term
Name and Age                        Principal Occupation                              Since           Expires
------------------------            --------------------------------------------     --------         -------
Robert C. Baird, Jr., 48            Executive     Vice       President       of        N/A              N/A
                                    the Company and the Bank since 1995;  Former
                                    President and CEO of Union Bank and Trust, a
                                    $500  million  bank,  from  1991 to 1994 and
                                    Chairman from 1993 to 1994

Guy C. Billups, Jr., 70             Former Chairman of the Board                      1997             2002
                                    of Merchants Bancshares, Inc. and
                                    Merchants Bank & Trust Company;
                                    Chairman, the Mississippi Bank
                                    Advisory Board; Partner, Billups
                                    Farms and Director, Billups
                                    Plantation, Inc. (farming)

Harry J. Blumenthal, Jr., 53        President, Blumenthal                             1993             1999
                                    Print Works, Inc.
                                    (textiles manufacturing)

Joel B. Bullard, Jr., 48            President, Joe Bullard                            1994             1999
                                    Automotive Companies

James M. Cain, 65                   Former Vice Chairman, Entergy                     1987             2002
                                    Corp. (utility holding company);
                                    former Chairman of the Board,
                                    Chief Executive Officer and former
                                    President, Louisiana Power and
                                    Light Company (electric utility);
                                    Former Director, Chief Executive
                                    Officer and President, New
                                    Orleans Public Service, Inc.
                                    (electric utility)

Rodney D. Chard, 56                 Executive Vice President                           N/A              N/A
                                    of the Company and the Bank;
                                    Former Consultant with EDS
                                    Management Consulting Services from
                                    1992 to 1995

                              Page 57 of 66 Pages

Angus R. Cooper II, 55              Chairman and Chief Executive                      1994             1999
                                    Officer, Cooper/T. Smith Corp.
                                    (shipping service company)

Robert H. Crosby, Jr., 78           Chairman of the Board and                         1972             2002
                                    Chief Executive Officer,
                                    Crosby Land & Resources
                                    (timberland holdings, oil
                                    and gas production)

Richard B. Crowell, 59              Attorney, Crowell & Owens                         1983             2002

Camille A. Cutrone, 69              Partner, Cutrone,                                 1996             2000
                                    Verlander & Meyer, Attorney
                                    at Law

G. Blair Ferguson, 55               Executive Vice President                           N/A              N/A
                                    of the Company and the Bank

William A. Hines, 62                Chairman of the Board,                            1986             2001
                                    Nassau Holding Corporation
                                    (holding company of entities
                                    in oil field service industry)

John C. Hope, III, 49               Executive Vice President                           N/A              N/A
                                    of the Company and the Bank;
                                    Former Chairman and Chief
                                    Executive Officer of the
                                    Alabama Bank; Former Executive Vice
                                    President of AmSouth Bank of Alabama from
                                    1974 to 1994

Robert E. Howson, 67                Former Chairman of the Board                      1989             2000
                                    and Chief Executive Officer of
                                    McDermott International, Inc.
                                    and of McDermott Incorporated
                                    (marine construction services
                                    and power generation systems)

John J. Kelly, 64                   Former President, Textron                         1986             2000
                                    Marine and Land Systems
                                    (designs and builds advanced
                                    technology vehicles and
                                    ships); Chairman, New Orleans
                                    Technology Council

E. James Kock, Jr., 69              Former President: Bowie                           1965             2003
                                    Lumber Associates, Downmans
                                    Associates, Jeanerette Lumber &
                                    Shingle Co., Ltd. and White
                                    Castle Lumber & Shingle Co., Ltd.
                                    (land and timber holdings, and
                                    investments)

                              Page 58 of 66 Pages

Kenneth A. Lawder, Jr., 57          Executive Vice President                          N/A              N/A
                                    of the Company and the Bank

Alfred S. Lippman, 60               Partner, Lippman, Mahfouz                        1996             2001
                                    & Martin, Attorneys at Law

William L. Marks, 55                Chairman of the Board and                        1990             2000
                                    Chief Executive Officer of
                                    the Company and the Bank

Joseph W. May, 53                   Executive Vice President                          N/A      `       N/A
                                    of the Company and the Bank

R. King Milling, 58                 President of the Company                         1979             2003
                                    and the Bank

John G. Phillips, 76                Former Chairman of the Board                     1972             2003
                                    and Chief Executive Officer, The
                                    Louisiana Land and Exploration
                                    Company (oil and gas exploration
                                    and production)

John K. Roberts, Jr., 62            Chairman and Chief Executive                     1985             2002
                                    Officer, Pan-American Life
                                    Insurance Company (markets
                                    and services life, health
                                    and retirement insurance);
                                    Director, Pan-American
                                    Financial Services, Inc.

Carroll W. Suggs, 60                Chairman, Chief Executive                        1996             2001
                                    Officer and President,
                                    Petroleum Helicopters, Inc.

Warren K. Watters, 71               President, Reilly-Benton                         1986             2000
                                    Company, Inc. (fabrication
                                    and wholesale distribution of
                                    marine and commercial
                                    construction materials)


     In further response to this Item 10, registrant incorporates by reference the sections entitled "Compliance with Section 16(a) of the Exchange Act" of its Proxy statement dated March 18, 1999.


Item 11: EXECUTIVE COMPENSATION

     In response to this item, registrant incorporates by reference the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants Table," "Option Exercises and Year End Value Table," and "Company Plans" and the sub-sections entitled "Long-Term Incentive Plan" and "Executive Compensation Plan" under the heading of "Executive Compensation Report," of its Proxy Statement dated March 18, 1999.

                              Page 59 of 66 Pages

Item 12:  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In response to this item, registrant incorporates by reference the sections entitled "Voting Securities and Principal Holders Thereof" and "Election of Directors" of its Proxy Statement dated March 18, 1999.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement dated March 18, 1999.

                                     PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of the Company and its subsidiaries are included in Part II Item 8:

                                                                     Page Number
     Consolidated Balance Sheets --
        December 31, 1998 and 1997                                            25

     Consolidated Statements of Operations --
        Years Ended December 31, 1998, 1997, and 1996                         26

     Consolidated Statements of Changes in Shareholders' Equity --
        Years Ended December 31, 1998, 1997, and 1996                         27

     Consolidated Statements of Cash Flows --
        Years Ended December 31, 1998, 1997, and 1996                         28

     Notes to Financial Statements                                            29

     Report of Independent Public Accountants                                 55

     Summary of Quarterly Financial Information                               56

(a) (2) All schedules have been omitted because they are either not applicable or the required information has been included in the financial statements or notes to the financial statements.

(a)(3) Exhibits:

          Exhibit 3.1 - Copy of Composite Charter (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission file number 0-1026) and incorporated herein by reference).

          Exhibit 3.3 - Copy of Bylaws,  as amended  July 1998 (filed as Exhibit
          3.3  to  the  Company's  Quarterly   Report  on  Form  10-Q  for   the
          quarter ended September 30, 1998 (Commission file number 0-1026) and incorporated by reference herein).

                              Page 60 of 66 Pages

          Exhibit 10.1 - Stock Option Agreement between Whitney Holding Corporation and William L. Marks (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission file number 0-1026) and incorporated by reference).

          Exhibit  10.2  -   Executive   agreement   between   Whitney   Holding
          Corporation, Whitney National Bank and William L. Marks (filed as
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling (filed as
          Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Edward B. Grimball (filed as
          Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson (filed as
          Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May (filed as Exhibit
          10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama and John C. Hope, III (filed as
          Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.9 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as
          Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.10a - Long-term incentive program (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.10b - Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.11 - Executive compensation plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.12 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

                              Page 61 of 66 Pages

          Exhibit 10.13 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.14 - Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.14a - Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.15 - Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.16 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
          Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.17 - Form of Amendment to Section 2.1e of the Executive agreements (filed as Exhibits 10.2 through 10.9 herein (filed as
          Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.18 - Executive agreement between Whitney National Bank of Mississippi and Guy C. Billups, Jr. dated April 18, 1997 (filed as
          Exhibit 10.19 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference).

          Exhibit 10.19 - Form of Amendment adding subsection 2.1g to the Executive Agreements set forth as Exhibits 10.2 through 10.9, Exhibit
          10.16 and Exhibit 10.18 herein (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-0126) and incorporated by reference).

          Exhibit 21 - Subsidiaries

          Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank, successor by merger in early January 1998 to Whitney Bank of Alabama, Whitney National Bank of Florida and Whitney National Bank of Mississippi.

          Exhibit 23 - Consent of Arthur Andersen LLP dated March 26, 1999

          All  other   subsidiaries   considered  in  the  aggregate  would  not
          constitute a significant subsidiary.

          Exhibit 27 - Financial Data Schedule

(b) Reports of Form 8-K

          None


                               Page 62 of 66 Pages

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WHITNEY HOLDING CORPORATION
                                                   (Registrant)




                            By: /s/ William L. Marks
                               -------------------------------------------------
                               William L. Marks
                               Chairman of the Board, Chief Executive Officer, and Chief Financial Officer (Principal Accounting Officer)




                               March 24, 1999
                               -------------------------------------------------
                                                      Date



                               Page 63 of 66 Pages

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                                 Date
-----------------------------------                          -------------------

/s/ William L. Marks               , Chairman of the Board,
-----------------------------------  Chief Executive Officer, and
    William L. Marks                 Chief Financial Officer
                                     (Principal Accounting       March 24, 1999
                                     Officer) and Director ---------------------


/s/ R. King Milling                , President and Director      March 24, 1999
-----------------------------------                        ---------------------
    R. King Milling



/s/ John G. Phillips               , Director                     March 24, 1999
-----------------------------------                        ---------------------
    John G. Phillips


/s/ Robert H. Crosby, Jr.          , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Robert H. Crosby, Jr.


/s/ Richard B. Crowell             , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Richard B. Crowell


/s/ James M. Cain                  , Director                     March 24, 1999
-----------------------------------                        ---------------------
    James M. Cain


/s/ Harry J. Blumenthal, Jr.       , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Harry J. Blumenthal, Jr.


/s/ Robert E. Howson               , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Robert E. Howson


/s/ Warren K. Watters              , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Warren K. Watters


/s/ John K. Roberts, Jr.           , Director                     March 24, 1999
-----------------------------------                        ---------------------
    John K. Roberts, Jr.


                                   , Director
-----------------------------------                        ---------------------
    William A. Hines


                              Page 64 of 66 Pages

/s/ E. James Kock, Jr.             , Director                     March 24, 1999
-----------------------------------                        ---------------------
    E. James Kock, Jr.


/s/ John J. Kelly                  , Director                     March 24, 1999
-----------------------------------                        ---------------------
    John J. Kelly


/s/ Angus R. Cooper, III           , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Angus R. Cooper, III


/s/ Joel B. Bullard, Jr.           , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Joel B. Bullard, Jr.


/s/ Camille A. Cutrone             , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Camille A. Cutrone


/s/ Carroll W. Suggs               , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Carroll W. Suggs


/s/ Alfred S. Lippman              , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Alfred S. Lippman


/s/ Guy C. Billups, Jr.            , Director                     March 24, 1999
-----------------------------------                        ---------------------
    Guy C. Billups, Jr.


                              Page 65 of 66 Pages

                                                                      Exhibit 23


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    -----------------------------------------

As independent public accountants, we hereby consent to the incorporation by reference of our report included herein or incorporated by reference in this Form 10-K, into Whitney Holding Corporation's previously filed Registration Statements on Forms S-3 (File Nos. 33-56024, 33-55307, and 33-56277) and Form S-8 (File No. 33-68506).


                                                         /s/ Arthur Andersen LLP


New Orleans, Louisiana
March 26, 1999


                               Page 66 of 66 Pages