Form 10-Q
period 1999-03-31
WHITNEY HOLDING CORP
filed 1999-05-14
CIK 106926

                                  May 14, 1999


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended March 31, 1999.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                             Sincerely,



                                             /s/ William L. Marks
                                             -----------------------------------
                                             William L. Marks
                                             Chief Executive Officer and
                                             Chief Financial Officer
                                             (504) 586-7209

WLM/drm

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period                           Commission file number 0-1026
 ended March 31, 1999


                           WHITNEY HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)



        Louisiana                                          72-6017893
(State of incorporation)                                (I.R.S. Employer
                                                       Identification No. )


                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes  X    No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                  Outstanding at April 30, 1999
         -----                                  -----------------------------
Common Stock, no par value                               23,123,968


================================================================================




                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                                                         Page

-------------------------------------------------------------------------------------------------------------
PART I.  Financial Information

         Item 1:  Financial Statements:
                           Consolidated Balance Sheets                                                     1
                           Consolidated Statements of Operations                                           2
                           Consolidated Statements of Change in Shareholders' Equity                       3
                           Consolidated Statements of Cash Flows                                           4
                           Notes to Consolidated Financial Statements                                      5
                           Financial Highlights                                                            7

         Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                8


-------------------------------------------------------------------------------------------------------------

PART II.  Other Information


         Item 1:  Legal Proceedings                                                                       18

         Item 2:  Changes in Securities and Use of Proceeds                                               18

         Item 3:  Defaults Upon Senior Securities                                                         18

         Item 4:  Submission of Matters to a Vote of Security Holders                                     18

         Item 5:  Other Information                                                                       18

         Item 6:  Exhibits and Reports on Form 8-K                                                        18



PART 1. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS
                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------------------
                                                                                                March 31     December 31
(dollars in thousands)                                                                              1999            1998
                                                                                              (unaudited)
-------------------------------------------------------------------------------------------------------------------------

ASSETS
    Cash and due from financial institutions                                                 $   230,962     $   214,963
    Investment in securities
         Securities available for sale                                                            81,566         105,361
         Securities held to maturity, fair values of $1,332,780 and $1,253,113, respectively   1,324,984       1,234,717
-------------------------------------------------------------------------------------------------------------------------
            Total investment in securities                                                     1,406,550       1,340,078
    Federal funds sold and short-term investments                                                140,704         151,510
    Loans, net of unearned income of $1,750 and $1,704, respectively                           3,193,257       3,270,581
         Reserve for possible loan losses                                                        (40,981)        (40,282)
-------------------------------------------------------------------------------------------------------------------------
            Net loans                                                                          3,152,276       3,230,299
-------------------------------------------------------------------------------------------------------------------------

    Bank premises and equipment                                                                  176,323         169,724
    Accrued interest receivable                                                                   35,031          31,070
    Other assets                                                                                  78,109          74,275
-------------------------------------------------------------------------------------------------------------------------
              Total assets                                                                   $ 5,219,955     $ 5,211,919
=========================================================================================================================

LIABILITIES
    Non-interest-bearing demand deposits                                                      $1,161,707      $1,240,189
    Interest-bearing deposits                                                                  3,036,651       3,016,473
-------------------------------------------------------------------------------------------------------------------------
             Total deposits                                                                    4,198,358       4,256,662
-------------------------------------------------------------------------------------------------------------------------


    Federal funds purchased and securities sold under repurchase agreements                      408,375         355,322
    Accrued interest payable                                                                      11,934          12,229
    Accounts payable and other accrued liabilities                                                31,809          26,745
-------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                4,650,476       4,650,958
-------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
    Common stock, no par value
       Authorized - 100,000,000 shares
       Issued - 23,725,705 and 23,669,700 shares, respectively                                     2,800           2,800
    Capital surplus                                                                              139,915         138,848
    Retained earnings                                                                            435,435         428,880
    Accumulated other comprehensive income                                                          (396)           (272)
    Treasury stock at cost -  266,863 and 276,703 shares, respectively                            (4,538)         (4,613)
    Unearned restricted stock compensation                                                        (3,737)         (4,682)
-------------------------------------------------------------------------------------------------------------------------

              Total shareholders' equity                                                         569,479         560,961
-------------------------------------------------------------------------------------------------------------------------

               Total liabilities and shareholders' equity                                    $ 5,219,955     $ 5,211,919
=========================================================================================================================

The accompanying notes are an integral part of these balance sheets.

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                               (unaudited)
------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                               1999             1998
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                             $62,703          $58,893
  Interest and dividends on investments
    U.S. Treasury securities                                                               3,098            5,088
    U.S. agency securities                                                                 7,530            8,409
    Mortgage-backed securities                                                             7,772            6,837
    Obligations of states and political subdivisions                                       2,227            1,831
    Federal Reserve stock and other corporate securities                                     188              161
  Interest on federal funds sold and short-term investments                                1,182            1,376
------------------------------------------------------------------------------------------------------------------
    Total interest income                                                                 84,700           82,595
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                                    25,979           26,488
  Interest on federal funds purchased and securities sold under repurchase agreements      3,966            3,615
------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                                29,945           30,103
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                       54,755           52,492
PROVISION FOR POSSIBLE LOAN LOSSES                                                         1,000               73
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                              53,755           52,419
------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                                      7,199            6,201
  Credit card income                                                                       2,777            2,214
  Trust service fees                                                                       2,048            1,623
  Secondary market mortgage fees                                                           1,006              575
  Other non-interest income                                                                2,783            2,789
  Securities transactions                                                                      -                8
------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                             15,813           13,410
------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Employee compensation                                                                   20,358           19,085
  Employee benefits                                                                        4,028            3,212
------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                               24,386           22,297
  Equipment and data processing expense                                                    5,265            4,363
  Net occupancy expense                                                                    4,036            3,402
  Credit card processing services                                                          2,091            1,652
  Postage and communications                                                               1,903            1,656
  Ad valorem taxes                                                                         1,521            1,253
  Stationery and supplies                                                                  1,136              980
  Legal and professional fees                                                              1,127              759
  Other non-interest expense                                                               6,968            6,277
------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                            48,433           42,639
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                                21,135           23,190
INCOME TAX EXPENSE                                                                         6,839            7,516
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                               $14,296          $15,674
==================================================================================================================
EARNINGS PER SHARE
  Basic                                                                                  $   .61          $   .67
  Diluted                                                                                $   .61          $   .67
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                               23,430,356       23,155,658
  Diluted                                                                             23,504,367       23,451,853
------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (unaudited)

                                                                                 Accumulated               Unearned
                                                                                    Other                 Restricted
                                                Common      Capital    Retained  Comprehensive  Treasury    Stock
(dollars in thousands, except per share data)    Stock      Surplus    Earnings    Income         Stock   Compensation     Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 $   2,800 $   127,316  $ 403,892  $      373    $ (3,685)   $  (5,560)   $  525,136
---------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
  Net income for 1998                                -           -     15,674           -           -            -        15,674
  Change in unrealized net holding gain
    (loss)on securities, net of
    reclassification adjustments and taxes           -           -          -         120           -            -           120
---------------------------------------------------------------------------------------------------------------------------------
 Total comprehensive income                          -           -     15,674         120           -            -        15,794
---------------------------------------------------------------------------------------------------------------------------------
 Cash dividends declared, $.30 per share             -           -     (6,258)          -           -            -        (6,258)
 Cash dividends declared, merged entities                                (479)                                              (479)
 Exercise of stock options                           -         807          -           -        (426)           -           381
 Sales to employee benefit and
    dividend reinvestment plans                      -       1,474          -           -           -            -         1,474
 Restricted stock activity                           -           -          -           -           -          691           691
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                    $   2,800 $   129,597 $  412,829  $      493    $ (4,111)   $  (4,869)   $  536,739
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 $   2,800 $   138,848 $  428,880  $    (272)   $ (4,613)   $  (4,682)    $  560,961
---------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
   Net income for 1999                               -           -     14,296          -           -            -         14,296
   Change in unrealized net holding gain
     (loss)on securities, net of
     reclassification adjustments and taxes          -           -          -       (124)          -            -           (124)
---------------------------------------------------------------------------------------------------------------------------------
 Total comprehensive income                          -           -     14,296       (124)          -            -         14,172
---------------------------------------------------------------------------------------------------------------------------------
 Cash dividends declared, $.33 per share             -           -     (7,741)         -           -            -         (7,741)
 Exercise of stock options                           -         548          -          -         235            -            783
 Sales to employee benefit and
    dividend reinvestment plans                      -         623          -          -           -            -            623
 Restricted stock activity                           -        (104)         -          -        (160)         945            681
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                    $   2,800 $   139,915 $  435,435  $    (396)   $ (4,538)   $  (3,737)    $  569,479
=================================================================================================================================
The accompanying notes are an integral part of these financial statements.

                     WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                            1999          1998
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                  $ 14,296      $ 15,674
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
      Depreciation and amortization                                                              5,482         4,771
      Amortization of intangibles                                                                  973           600
      Deferred tax expense (benefit)                                                              (630)          438
      Net gains on sales of investment securities                                                    -            (8)
      Provision for possible loan losses                                                         1,000            73
      Provision for losses on other real estate owned                                               42            28
      Net gains on sales and other dispositions of foreclosed assets                               (21)         (237)
      Increase in accrued income taxes                                                           7,668         6,820
      Increase in accrued interest receivable and other assets                                  (7,536)       (2,268)
      Decrease in accrued expenses and other liabilities                                        (3,385)       (4,026)
---------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                               17,889        21,865
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                           115,152       153,234
  Purchases of investment securities held to maturity                                         (206,493)      (72,648)
  Proceeds from maturities of investment securities available for sale                          23,628        28,118
  Purchases of investment securities available for sale                                              -             -
  Net decrease in loans                                                                         76,964        44,862
  Net (increase) decrease in federal funds sold and short term investments                      10,806      (110,853)
  Proceeds from sales and other dispositions of foreclosed assets                                  240         1,331
  Purchases of premises and equipment                                                          (11,110)       (5,831)
  Other, net                                                                                        22           639
---------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                                    9,209        38,852
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net decrease in demand deposits, NOW, money market and savings deposits                      (63,846)      (19,515)
  Net increase (decrease) in time deposits                                                       5,542       (18,334)
  Net increase in federal funds purchased and securities sold under
      repurchase agreements                                                                     53,053         4,327
  Proceeds from issuance of stock                                                                1,167         2,017
  Purchases of treasury stock                                                                        -          (620)
  Cash dividends                                                                                (7,015)       (6,244)
---------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN FINANCING ACTIVITIES                                                      (11,099)      (38,369)
---------------------------------------------------------------------------------------------------------------------
    INCREASE IN CASH AND CASH EQUIVALENTS                                                       15,999        22,348
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           214,963       238,058
---------------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 230,962     $ 260,406
=====================================================================================================================

Cash received during the period for:
   Interest income                                                                           $  80,739     $  83,654

Cash paid during the period for:
   Interest expense                                                                          $  30,240     $  30,052
   Income taxes                                                                              $       -     $      33

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated. Prior year financial statements have been restated to include the accounts of business combinations accounted for as poolings-of-interests. Business combinations accounted for as purchases are included from the respective dates of acquisition. Certain balances for prior years have been reclassified to conform to the current year's financial statement presentation.

         In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, changes in shareholders' equity and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report form 10-Q.

         The Company recommends that these financial statements should be read in conjunction with the Company's 1998 annual report on Form 10-K.

    NOTE 2 - EARNINGS PER SHARE

         The components used to calculate basic and diluted earnings per share are as follows:

--------------------------------------------------------------------------------
                                                     Three Months Ended March 31
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)               1999            1998
--------------------------------------------------------------------------------
Numerator:
   Net income                                           $ 14,296        $ 15,674
--------------------------------------------------------------------------------
   Effect of dilutive securities                               -               -
--------------------------------------------------------------------------------
   Numerator for diluted earnings per share             $ 14,296        $ 15,674
--------------------------------------------------------------------------------
Denominator:
   Weighted average shares outstanding                23,430,356      23,155,658
   Effect of dilutive securities stock options            74,011         296,195
--------------------------------------------------------------------------------
   Denominator for diluted earnings per share         23,504,367      23,451,853
--------------------------------------------------------------------------------
Earnings per share:
   Basic                                                $    .61        $    .67
   Diluted                                              $    .61        $    .67
--------------------------------------------------------------------------------
Antidilutive stock options                               331,750               -
================================================================================

    NOTE 3 - STOCK REPURCHASE PROGRAM

         On March 24, 1999, the Company announced that its Board of Directors had authorized a program to repurchase up to one million shares, or approximately 4.3%, of its common stock. The stock will be purchased from time to time through open market transactions or in negotiated private transactions. The timing and ultimate number of shares to be repurchased will be based upon such factors as the stock price, market and general economic conditions. There is no set time limit in which to complete the repurchases, and there are no specific plans for use of the shares which might be repurchased, except for reissuances in connection with employee stock option exercises or other employee stock plans.

         No shares had been repurchased as of March 31, 1999. As of April 30, 1999, the Company had purchased 354,200 shares at a weighted average price of $39.125 per share.

    NOTE 4 - CONTINGENCIES

         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------------------------------------------------------
                                                                    1999                         1998
--------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)               First         Fourth          Third        Second          First
                                                           Quarter       Quarter         Quarter       Quarter        Quarter
--------------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                          $ 5,219,955    $ 5,211,919    $ 4,907,720    $ 4,742,488    $ 4,769,710
  Earning assets                                          4,740,511      4,762,169      4,440,366      4,295,170      4,315,326
  Investment in securities                                1,406,550      1,340,078      1,183,617      1,300,609      1,362,305
  Loans                                                   3,193,257      3,270,581      3,171,422      2,914,649      2,818,367
  Deposits                                                4,198,358      4,256,662      3,988,766      3,845,198      3,898,022
  Shareholders' equity                                      569,479        560,961        554,564        547,823        536,739
--------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                          $ 5,192,831    $ 5,079,486    $ 4,812,321    $ 4,789,152    $ 4,744,201
  Earning assets                                          4,728,438      4,622,708      4,392,199      4,374,009      4,326,763
  Investment in securities                                1,387,704      1,201,386      1,239,946      1,343,548      1,422,878
  Loans                                                   3,239,464      3,197,192      3,023,046      2,862,037      2,803,496
  Deposits                                                4,183,433      4,093,579      3,885,729      3,878,803      3,860,698
  Shareholders' equity                                      567,651        560,425        555,462        546,233        532,725
--------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                       $    84,700    $    86,134    $    84,102    $    83,285    $    82,595
  Interest expense                                           29,945         31,129         31,164         30,588         30,103
  Net interest income                                        54,755         55,005         52,938         52,697         52,492
  Net interest income (TE)                                   56,120         56,245         54,118         53,825         53,667
  Provision for possible loan losses                          1,000              -              -              -             73
  Non-interest income (exclusive of securities transactions) 15,813         15,212         13,767         17,551         13,402
  Securities transactions                                         -             (2)           833              -              8
  Non-interest expense                                       48,433         53,810         51,667         47,877         42,639
  Net income                                                 14,296         11,443         10,655         14,907         15,674
  Net income, before tax-effected merger-related expenses    14,296         12,283         11,647         17,546         15,760
--------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                     1.12%           .89%           .88%          1.25%          1.34%
  Return on average shareholders' equity                      10.21%          8.10%          7.61%         10.95%         11.93%
  Net interest margin                                          4.79%          4.83%          4.89%          4.93%          5.00%
  Tier 1 capital ratio                                        14.00%         13.81%         14.33%         15.74%         15.68%
  Total capital ratio                                         15.07%         14.87%         15.49%         16.98%         16.93%
  Leverage ratio                                              10.35%         10.39%         10.59%         11.10%         10.95%
  Average shareholders' equity to average assets              10.93%         11.03%         11.54%         11.41%         11.23%
  Shareholders' equity to total assets                        10.91%         10.76%         11.30%         11.55%         11.25%
  Average loans to average deposits                           77.44%         78.10%         77.80%         73.79%         72.62%
  Reserve for possible loan losses to loans                    1.28%          1.23%          1.31%          1.49%          1.54%
  Non-performing assets to loans plus foreclosed assets         .48%           .49%           .52%           .55%           .43%
  Reserve for possible loan losses to non-performing loans   301.15%        284.54%        289.99%        322.82%        425.52%
--------------------------------------------------------------------------------------------------------------------------------
SELECTED COMMON SHARE DATA
  Earnings Per Share
    Basic                                               $       .61    $       .49    $       .46    $       .64    $       .67
    Basic, before tax-effected merger-related expenses  $       .61    $       .53    $       .50    $       .76    $       .68
    Diluted                                             $       .61    $       .49    $       .45    $       .63    $       .67
    Diluted, before tax-effected merger-related expenses$       .61    $       .52    $       .50    $       .75    $       .67
  Dividends
    Cash dividends per share                            $       .33    $       .30    $       .30    $       .30    $       .30
    Dividend payout ratio                                     54.15%         61.21%         64.31%         42.55%         39.96%
  Book Value Per Share                                  $     24.28    $     23.98    $     23.75    $     23.54    $     23.16
  Trading Data
    High stock price                                    $     38.25    $     41.88    $     51.25    $     62.38    $     63.38
    Low stock price                                     $     32.19    $     35.75    $     36.63    $     50.00    $     51.13
    Closing stock price                                 $     36.91    $     37.50    $     41.75    $     50.75    $     60.00
    Trading volume                                        2,809,867      1,922,621      2,093,098      1,410,536      1,147,945
  Average Shares Outstanding
    Basic                                                23,430,356     23,394,769     23,346,820     23,233,261     23,155,658
    Diluted                                              23,504,367     23,522,159     23,520,962     23,502,590     23,451,853
--------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation ("the Company" or "Whitney") and its subsidiaries and on their results of operations during the first quarters of 1999 and 1998. The Company's principal subsidiary is Whitney National Bank ("the Bank"), in which virtually all of the Company's operations are contained. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceeding Consolidated Financial Statements, Notes to
Consolidated Financial Statements and Selected Financial Data. This review should also be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations in the 1998 Annual Report on Form 10-K.
         Prior year financial information has been restated to include the accounts of acquired companies accounted for as poolings-of-interests. Acquisitions accounted for as purchases are included from their respective dates of acquisition.

OVERVIEW
         Whitney earned $14.3 million, or $.61 per share, in the first quarter of 1999, compared to $15.7 million, or $.67 per share, in last year's first quarter. Return on average assets was 1.12%, and return on average shareholders' equity was 10.21% for the current quarter. Return on average assets and return on average equity were 1.34% and 11.93%, respectively, for the same quarter in 1998. The following key items impacted the first quarter's results:
         o Non-interest income growth remained strong. Non-interest income, excluding securities transactions, was 18% higher than in the first quarter of last year. The largest dollar contribution was from service charges on deposit accounts, which increased 16% from the first quarter of 1998. Credit card income increased 25%, and trust service fees improved 26% from the first quarter of 1998.
         o Non-interest expense showed the positive effects of expense control programs established in late 1998. Excluding conversion and other merger-related expenses, non-interest expense was $48.4 million in the first quarter, down $4.1 million from $52.5 million in the fourth quarter of 1998. Non-interest expense was $42.6 million in the first quarter of 1998 on the same basis. Investments in additional key personnel and expenses related to the addition of newly constructed branches and the acquired branches in Lake Charles, Louisiana, contributed to the increase in expenses in the first quarter of 1999 from the same quarter of 1998.
         o Net interest income (TE) increased 5% from the first quarter of 1998. The net interest margin was 4.79% for the quarter, compared to 5.00% in the first quarter of 1998.
         o As expected, Whitney returned to providing for possible loan losses during the first quarter. The provision for possible loan losses was $1.0 million, compared to a nominal $73,000 from pooled acquisitions in the first quarter of 1998.

FORWARD-LOOKING STATEMENTS
         To the extent that this Quarterly Report on Form 10-Q contains statements that are not historical facts, they should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, made in good faith by the Company, are based on a number of assumptions about future events the realization of which are subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, those outlined in the Company's 1998 annual report on Form 10-K. Actual results could differ materially from those referred to in such statements.


FINANCIAL CONDITION

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES
         Total loans of $3.2 billion at March 31, 1999 reflect a seasonal decrease from $3.3 billion at December 31, 1998. Average loans for the first quarter of 1999 were $3.2 billion, a 16% increase compared to $2.8 billion in the first quarter of 1998. Loan growth continues to be broad-based, with the most significant increases in commercial lending of all types.
         Each loan carries a degree of credit risk. Management's evaluation of this risk is reflected in its financial statements by the size of the reserve for possible loan losses, the amount of loans charged off and the provision for possible loan losses charged to operating expense. The following table summarizes the activity in the reserve for possible loan losses for the first quarter of 1999 compared with the same quarter of 1998.

TABLE 1.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------------------------
                                                                   March 31
--------------------------------------------------------------------------------
(dollars in thousands)                                        1999         1998
--------------------------------------------------------------------------------
Balance at the beginning of quarter                        $40,282      $44,543
Provision for possible loan losses
   charged to operations                                     1,000           73
Loans charged to the reserve
   Commercial, financial and agricultural                    1,452        2,171
   Real estate                                                 199           26
   Loans to individuals                                        571          652
   Lease financing                                              38          184
--------------------------------------------------------------------------------
      Total charge-offs                                      2,260        3,033
--------------------------------------------------------------------------------
Recoveries of loans previously charged off
   Commercial, financial and agricultural loans              1,198          825
   Real estate                                                 372          361
   Loans to individuals                                        389          506
   Lease financing                                               -            -
--------------------------------------------------------------------------------
      Total recoveries                                       1,959        1,692
--------------------------------------------------------------------------------
Net charge-offs                                                301        1,341
--------------------------------------------------------------------------------
Balance at the end of quarter                              $40,981      $43,275
================================================================================
Ratios
Gross annualized charge-offs to average loans                  .28%         .43%
Recoveries to gross charge-offs                              86.68%       55.79%
Net annualized charge-offs to average loans                    .04%         .19%
Reserve for possible loan losses to loans at quarter end      1.28%        1.54%
================================================================================

         Net charge-offs were lower in the first quarter of 1999 than in the same period in 1998 due to reduced gross charge-offs and increased recoveries as the Company continued to experience good asset quality. During the first quarter of 1999, Whitney provided $1 million for possible loan losses to cover net charge-offs and loan growth. The nominal $73,000 provision for possible loan losses in the first quarter of 1998 was from a pooled acquisition. Although the Company continues to experience good asset quality, with strong loan growth and declining loan loss recoveries, management anticipates a need for additional loss provisions in 1999.

         The following table shows that non-performing assets declined slightly in the first quarter of 1999 from year-end 1998.

TABLE 2.  NON-PERFORMING ASSETS
------------------------------------------------------------------------
                                                   March 31 December 31
------------------------------------------------------------------------
(dollars in thousands)                                 1999        1998
------------------------------------------------------------------------
Loans accounted for on a non-accrual basis         $ 11,591    $ 11,497
Restructured loans                                    2,017       2,660
------------------------------------------------------------------------
   Total non-performing loans                      $ 13,608    $ 14,157
Foreclosed assets                                     1,805       2,004
------------------------------------------------------------------------
   Total non-performing assets                     $ 15,413    $ 16,161
------------------------------------------------------------------------
Loans 90 days past due still accruing              $  3,543    $  3,765
------------------------------------------------------------------------
Ratios
Non-performing assets to loans
   plus foreclosed assets                               .48%        .49%
Reserve for possible loan losses to
   non-performing loans                              301.15%     284.54%
Loans 90 days past due still accruing to loans          .11%        .12%
------------------------------------------------------------------------

INVESTMENT IN SECURITIES
         At March 31, 1999, total securities were $1.4 billion, compared to $1.3 billion at December 31, 1998 and $1.4 billion at March 31, 1998. Average investment in securities decreased $35 million, or 3%, in the first quarter of 1999 compared to the same period in 1998. This decrease was used to fund increased loan demand during the quarter.

DEPOSITS AND SHORT-TERM BORROWINGS
         At March 31, 1999, total deposits were $4.2 billion, compared to $4.3 billion at December 31, 1998 and $3.9 billion on March 31, 1998. As shown in Table 4, average deposits for the first quarter were $4.2 billion, 8% over 1998's first quarter. Deposit growth was primarily related to the introduction of a new product, "Whitney SELECT", which includes, in most cases, a premium money market account. Deposits in total money market accounts grew $194 million on average for the first quarter compared to the same period in 1998.
         Short-term borrowings were $408 million at March 31, 1999, a 15% increase over year-end 1998. The increase is primarily the result of an increase in the Company's sweep repurchase product, which grew 12% during this period. Average borrowings in the first quarter were $402 million, compared to $312 million for the same period in 1998, an increase also almost entirely attributable to the sweep repurchase product. Federal funds purchased were relatively unchanged between these periods.

LIQUIDITY
         The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the cash flow needs of the Company and the Bank. Liquidity is provided by a stable base of funding sources, including low cost core deposits, and an adequate level of maturing assets. The Company models liquidity needs on a periodic basis to determine the best strategy of investments and borrowings to meet those needs.
         The Bank had over $1.6 billion in unfunded loan commitments outstanding at March 31, 1999, a 15% increase from 1998's year-end. Because commitments and unused lines of credit may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements.
         In order to ensure adequate liquidity, the Company has developed an investment strategy, which plans a level of investment maturities that management considers adequate to meet funding needs. In addition, the Company and the Bank also have access to external funding sources in the financial markets.

ASSET/LIABILITY MANAGEMENT
         As stated in the Company's 1998 Annual Report on Form 10-K, the objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company and the Bank use a number of methods to measure rate sensitivity, including gap analysis, net interest income simulations and monitoring the economic value of equity.
         The Company continues to do modeling and run simulations that test its sensitivity to various economic conditions. The results of simulations done during the first quarter of 1999 show that the Company was within acceptable limits, considering established guidelines.

CAPITAL ADEQUACY
         The Company's capital amounts and ratios are presented in the following table:


TABLE 3.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------
                              March 31      December 31
--------------------------------------------------------
(dollars in thousands)            1999             1998
--------------------------------------------------------
Tier 1 capital               $ 533,644        $ 524,028
Tier 2 capital                  40,981           40,282
--------------------------------------------------------
Total capital                $ 574,625        $ 564,310
--------------------------------------------------------
Risk-weighted assets       $ 3,812,573      $ 3,794,290
--------------------------------------------------------
Ratios
Leverage ratio                   10.35%           10.39%
Tier 1 capital                   14.00%           13.81%
Total capital                    15.07%           14.87%
Equity ratio                     10.91%           10.76%
--------------------------------------------------------

         During the first quarter, the Company declared a $.33 per share dividend on its common stock, which represents a $.03 per share, or 10%, increase over the quarterly dividend in 1998. Also during the quarter, the Company announced authorization for the repurchase of up to one million shares, or approximately 4.3%, of its common stock.

Year 2000 Remediation
         The year 2000 situation arose because many existing computer programs used only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Inherent risk to the Company with respect to the Year 2000 situation include potential losses related to data processing and other systems that may not operate as expected, disruption of Company operations resulting from technological malfunctions from within the Company's internal communications and other processing systems, business problems associated with key third party vendors and other external service providers that may not be Year 2000 system compliant, credit quality issues that may arise with respect to significant customers that may not be Year 2000 system compliant, liquidity issues arising from potential withdrawals of cash by customers during late 1999 and early 2000, as well as other business and economic risk that may result from the pervasive impact that the Year 2000 situation could have on overall social and economic conditions.
         In response to Year 2000 issues, a company-wide task force developed a plan to review and test the Company's systems and other business operations in relation to Year 2000 compliance. To date, the task force has identified appropriate remediation action steps, and system revisions and/or upgrades are being made, where appropriate. These remediation action steps also include non-information technology systems that employ embedded technology, such as facilities control systems.
         As of the end of the first quarter of 1999, approximately 91% of all mission-critical systems were Year 2000 compliant and in production. All mission-critical systems have been tested, and the remaining 9% are expected to be placed into production by June 1999. Processes and procedures are in place to ensure that all projects undertaken in the interim deliver Year 2000 compliant solutions, all future third party hardware and software acquisitions are Year 2000 compliant, and all commercial third-party service providers are queried regarding their Year 2000 compliance plans.
         Internal costs associated with this process during the first quarter of 1999 have been approximately $.7 million. Additional amounts paid to outside vendors during the quarter totaled approximately $.4 million. Future costs to complete the Company's Year 2000 remediation process are not expected to be significant. The majority of systems remediation costs have been borne by third party vendors who supply the software under annual maintenance fees.
         The Bank started working with certain of its borrowing customers in early 1998 relative to understanding and assessing the customers' progress concerning the Year 2000 situation. These customers represent most of the Bank's investment in commercial loans and assert that they are compliant with Year 2000 needs or will be by the middle of 1999. The very small number of customers who do not have adequate plans to assure compliance with Year 2000 needs are receiving extra attention. This attention includes internal training of the Bank's account officers on methods to assist customers as well as protect the Bank's interest and counseling directly with customers to assist them in avoiding disruption to their businesses.

         The Company is also dependent upon customers and others for deposits and other funding sources to fund its assets. In a process similar to that used for borrowing customers, the Company sent assessment questionnaires to major depositors and investment counter-parties. These responses have been used to assess the possible impact from Year 2000 problems on the Company's ability to secure funding to support its operations and have been included in its asset/liability and liquidity modeling and planning.
         The Company has also initiated formal communications with its significant suppliers to determine the extent to which it is vulnerable to those third parties' failures to remediate their own Year 2000 issues. However, there can be no assurance that the systems of other organizations upon which the Company's operations rely, including essential utilities and telecommunications providers, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a materially adverse effect on the Company.
         Because there is no generally accepted definition of "Year 2000 Compliant" and the ability of any organization's system to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, that organization, no certification of compliance is possible by any business. For example, in Securities and Exchange Commission ("SEC") Staff Legal Bulletin No. 5, the SEC opined that "it is not, and will not, be possible for any single entity or collective enterprise to represent that it has achieved complete Year 2000 compliance and thus to guarantee its remediation efforts. The problem is simply too complex for such a claim to have legitimacy. Efforts to solve Year 2000 problems are best described as `risk mitigation'." Consequently, the Company cannot so "certify" either. Although the Company believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans have been developed in the event that efforts to remediate the Company's systems are not fully successful or are not completed in accordance with current expectations. The contingency plans are designed to safeguard the Company under various Year 2000 scenarios and are an addition to the Company's existing business resumption plans. While there can be no assurance that the Company will not be materially adversely effected by Year 2000 problems, it is committed to ensuring that it is fully Year 2000 compliant and believes its plans adequately address the above-mentioned risks.


RESULTS OF OPERATIONS

NET INTEREST INCOME
         Net interest income (TE) for the first quarter of 1999 was $56.1 million, 5% higher than the first quarter of 1998. The higher net interest income is primarily the result of average loan growth. Average loans grew 16%, while average earning assets rose 9%, resulting in a more favorable mix of earning assets. As a percent of earning assets, average loans increased to 69% in the current quarter, compared to 65% in 1998's first quarter. Increases in deposits and short-term borrowings primarily funded loan growth. The growth in deposits mainly reflects an increase in money market deposits and transaction accounts.
         The net interest margin was 4.79% this quarter, compared to 5.00% in the first quarter of 1998. The decline was primarily the result of a 75 basis point decline in the prime lending rate between the periods. Average loan yields decreased 68 basis points over this period while the total earning asset yield fell 46 basis points. This decline was only partially offset by a decline of 38 basis points in rates paid on interest -bearing liabilities.
         Table 4 presents average balance sheets, net interest income (FTE) and interest rates for the first quarters of 1999 and 1998. Table 5 analyzes the components of changes in net interest income between these periods.

TABLE 4.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE) AND INTEREST RATES (1)
------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)        First Quarter 1999               Fourth Quarter 1998                     First Quarter 1998
------------------------------------------------------------------------------------------------------------------------------
                          Average                          Average                           Average
                          Balance     Interest  Rate       Balance     Interest  Rate        Balance        Interest     Rate
------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS

Loans (tax-
  equivalent)(1) (2)   $ 3,239,464   $ 62,869  7.86 %   $ 3,197,192   $ 65,196   8.09 %    $ 2,803,496     $ 59,088     8.54 %
------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury
  securities               196,949      3,098  6.38         214,375      3,431   6.35          320,101        5,088     6.45
U.S. agency securities     492,524      7,530  6.12         373,817      5,848   6.26          525,915        8,409     6.39
Mortgage-backed
  securities               512,607      7,772  6.06         449,523      6,862   6.11          428,514        6,837     6.38
Obligations of states
  and political
  subdivisions
  (tax-equivalent) (1)     177,256      3,426  7.73         154,798      3,065   7.92          136,925        2,811     8.21
Federal Reserve stock
  and other corporate
  securities                 8,368        188  8.99           8,873        133   6.00           11,423          161     5.64
------------------------------------------------------------------------------------------------------------------------------
    Total investment in
      securities(3)      1,387,704     22,014  6.36       1,201,386     19,339   6.43        1,422,878       23,306     6.57
------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
   short-term investments  101,270      1,182  4.73         224,130      2,839   5.03          100,389        1,376     5.56
------------------------------------------------------------------------------------------------------------------------------
    Total earning
      assets             4,728,438   $ 86,065  7.36 %     4,622,708   $ 87,374   7.51 %      4,326,763     $ 83,770     7.82 %
------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
    Other Assets           505,134                          498,025                            461,972
    Reserve for possible
      loan losses          (40,741)                         (41,247)                           (44,534)
------------------------------------------------------------------------------------------------------------------------------
     Total assets      $ 5,192,831                      $ 5,079,486                        $ 4,744,201
==============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES

  NOW account deposits $   525,027   $  1,834  1.42 %   $  478,977    $  1,777   1.47 %    $   477,358     $  2,098     1.78 %
  Money market
    investment deposits    698,175      6,127  3.56        660,230       6,005   3.60          504,476        4,682     3.76
  Savings deposits         489,304      2,408  2.00        499,329       2,689   2.14          510,703        3,101     2.46
  Other time deposits      756,533      9,012  4.83        769,941       9,650   4.97          738,090        9,222     5.07
  Time deposits $100,000
    and over               558,632      6,598  4.79        544,592       6,972   5.08          572,452        7,385     5.23
------------------------------------------------------------------------------------------------------------------------------
    Total interest-
     bearing deposits    3,027,671     25,979  3.48      2,953,069      27,093   3.64        2,803,079       26,488     3.83
------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings  401,630      3,966  4.00        382,729       4,036   4.18          312,084        3,615     4.70
------------------------------------------------------------------------------------------------------------------------------
         Total interest-
          bearing
          liabilities  $ 3,429,301   $ 29,945  3.54 %  $ 3,335,798    $ 31,129   3.70 %    $ 3,115,163     $ 30,103     3.92 %
------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS AND SHAREHOLDERS' EQUITY
  Demand deposits        1,155,762                       1,140,510                           1,057,619
  Other liabilities         40,117                          42,753                              38,694
  Shareholders' equity     567,651                         560,425                             532,725
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities
    and shareholders'
    equity             $ 5,192,831                     $ 5,079,486                         $ 4,744,201
------------------------------------------------------------------------------------------------------------------------------
   Net interest
    income and margin
    (tax-equivalent)(1)              $ 56,120  4.79 %                 $ 56,245   4.83 %                    $ 53,667     5.00 %
------------------------------------------------------------------------------------------------------------------------------
   Net earning assets
     and spread        $ 1,299,137             3.82 %  $ 1,286,910               3.81 %    $ 1,211,600                  3.90 %
==============================================================================================================================

(1) Tax-equivalent amounts are calculated using a marginal federal income tax rate of  35%.
(2) Average balance includes non-accruing loans of $10,688, $11,190 and $9,117 respectively, in the first quarter of 1999, the fourth quarter of 1998 and the first quarter of 1998.
(3) Average balance excludes unrealized gain or loss on securities available for sale.

TABLE 5. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(1)
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                       First Quarter 1999 Compared to:
                                                                   Fourth Quarter 1998                    First Quarter 1998
                                                           -------------------------------------------------------------------------
                                                                  Due To             Total             Due To               Total
                                                                Change In           Increase          Change In            Increase
                                                           --------------------                    ----------------
                                                            Volume       Rate      (Decrease)      Volume      Rate       (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
      Loans (tax-equivalent)(1)                            $  853     $ (3,180)    $ (2,327)      $ 8,707     $ (4,926)     $ 3,781
------------------------------------------------------------------------------------------------------------------------------------

      U.S. Treasury securities                               (275)         (58)        (333)       (1,938)         (52)      (1,990)
      U.S. agency securities                                1,818         (136)       1,682          (520)        (359)        (879)
      Mortgage-backed securities                              957          (47)         910         1,288         (353)         935
      Obligations of states and political
         subdivisions (tax-equivalent) (1)                    436          (75)         361           788         (173)         615
      Federal Reserve stock and other
         corporate securities                                  (8)          63           55           (51)          78           27
------------------------------------------------------------------------------------------------------------------------------------
            Total investment in securities                  2,928         (253)       2,675          (433)        (859)      (1,292)
------------------------------------------------------------------------------------------------------------------------------------
      Federal funds sold and short-term investments        (1,449)        (208)      (1,657)           12         (206)        (194)
------------------------------------------------------------------------------------------------------------------------------------
            Total interest income (tax-equivalent) (1)      2,332       (3,641)      (1,309)        8,286       (5,991)       2,295
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
      NOW account deposits                                    165         (108)          57           195         (459)        (264)
      Money market investment deposits                        338         (216)         122         1,712         (267)       1,445
      Savings deposits                                        (53)        (228)        (281)         (125)        (568)        (693)
      Other time deposits                                    (166)        (472)        (638)          227         (437)        (210)
      Time deposits $100,000 and over                         176         (550)        (374)         (175)        (612)        (787)
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits                   460       (1,574)      (1,114)        1,834       (2,343)        (509)
------------------------------------------------------------------------------------------------------------------------------------
      Short-term borrowings                                   194         (264)         (70)          936         (585)         351
------------------------------------------------------------------------------------------------------------------------------------
                Total interest expense                        654       (1,838)      (1,184)        2,770       (2,928)        (158)
------------------------------------------------------------------------------------------------------------------------------------

            Changes in net interest income
               (tax-equivalent)(1)                        $ 1,678     $ (1,803)      $ (125)      $ 5,516     $ (3,063)     $ 2,453
====================================================================================================================================
(1)  Tax-equivalent  amounts are calculated  using a marginal federal income tax rate of 35%.

PROVISION FOR POSSIBLE LOAN LOSSES
         The provision for possible loan losses was $1.0 million for the first quarter of 1999, compared to a $73,000 provision from a pooled acquisition in the first quarter of 1998. The provision exceeded net charge-offs by $.7 million. This additional provision reflects continued strong loan growth and its effect on the calculation of the reserve for possible loan losses.

NON-INTEREST INCOME
         Non-interest income, excluding securities transactions, was $15.8 million in the first quarter, compared to $13.4 million in the same quarter of 1998. This represents an increase of $2.4 million, or 18%. Service charges on deposit accounts rose $1 million, or 16%, to $7.2 million in 1999. Credit card fee income rose 25% to $2.8 million, reflecting increased volumes in merchant accounts. Trust service fee income rose to $2.0 million, an increase of 26% over the same quarter last year. This increase is mainly the result of new business derived from more aggressive marketing of trust services. Mortgage fee income increased to $1.0 million, or by 75%, over the same period last year. This increase is due, in part, to the favorable interest rate environment and additional business from marketing of these products by the Bank. Other non-interest income remained stable from the comparable period in the previous year.

NON-INTEREST EXPENSE
         Non-interest expense was $48.4 million for the first quarter of 1999. This is an increase of $5.8 million, or 14%, over the first quarter of 1998, excluding merger-related expenses.
         Personnel expense rose $2.1 million, or 9%, to $24.4 million for the quarter. Of this increase, $.8 million, is in part the result of the addition of sixteen branch locations, including the purchase of eight locations in Lake Charles, Louisiana in September of 1998. In addition, the Company, which was formerly self-insured for non-HMO health claims, has now contracted with an outside provider for health insurance. Health benefit expense in 1999's first quarter increased by $.5 million under the insured program primarily because self-insured claims expense was underestimated in the prior year's first quarter as the Company experienced processing delays in the transition to a new claims administrator. The remaining increases are attributable to merit increases, incentive payments and contract labor.
         Equipment expense increased $.9 million, or 21%. A portion of this increase, $.4 million, is the result of an increase in depreciation expense from technology upgrades and assets purchased in association with new locations. Net occupancy expense increased $.6 million, the majority as a result of the sixteen new branch locations. The growth in the remaining expense categories was consistent with the growth in the Company's branch and ATM delivery system.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities and Use of Proceeds

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

         Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

         None


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WHITNEY HOLDING CORPORATION
                                                (Registrant)




                              By:/s/ William L. Marks
                                 -----------------------------------------------
                                 William L. Marks
                                 Chairman of the Board, Chief Executive Officer, and Chief Financial Officer (Principal Accounting Officer)



                                                   May 14, 1999
                                 -----------------------------------------------
                                                       Date