Form 10-Q
period 1999-06-30
WHITNEY HOLDING CORP
filed 1999-08-13
CIK 106926

                                 August 13, 1999


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended June 30, 1999.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                                   Sincerely,



                                                   /s/ Thomas L. Callicutt, Jr.
                                                   -----------------------------
                                                   Thomas L. Callicutt, Jr.
                                                   Chief Financial Officer
                                                   (504) 552-4591


TLC/drm

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


For the quarterly period                           Commission file number 0-1026
 ended June 30, 1999


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
(State of incorporation)                               (I.R.S. Employer
                                                      Identification No. )


                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                    Outstanding at July 31, 1999
          -----                                    -----------------------------
Common Stock, no par value                                  22,893,937


================================================================================




                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS
                                                                                                         Page
-------------------------------------------------------------------------------------------------------------

PART I.  Financial Information

         Item 1:  Financial Statements:
                           Consolidated Balance Sheets                                                     1
                           Consolidated Statements of Operations                                           2
                           Consolidated Statements of Changes in Shareholders' Equity                      3
                           Consolidated Statements of Cash Flows                                           4
                           Notes to Consolidated Financial Statements                                      5
                           Financial Highlights                                                            8

         Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                9


--------------------------------------------------------------------------------------------------------------

PART II.  Other Information


         Item 1:  Legal Proceedings                                                                       22

         Item 2:  Changes in Securities and Use of Proceeds                                               22

         Item 3:  Defaults Upon Senior Securities                                                         22

         Item 4:  Submission of Matters to a Vote of Security Holders                                     22

         Item 5:  Other Information                                                                       22

         Item 6:  Exhibits and Reports on Form 8-K                                                        23



PART 1. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS
                            WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      June 30        December 31
    (dollars in thousands)                                                                              1999             1998
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
    Cash and due from financial institutions                                                            $  195,496       $  214,963
    Investment in securities
         Securities available for sale                                                                     168,837          105,361
         Securities held to maturity, fair values of $1,204,259 and $1,253,113, respectively             1,218,095        1,234,717
------------------------------------------------------------------------------------------------------------------------------------
            Total investment in securities                                                               1,386,932        1,340,078
    Federal funds sold and short-term investments                                                              631          151,510
    Loans, net of unearned income                                                                        3,365,957        3,270,581
         Reserve for possible loan losses                                                                  (41,554)         (40,282)
------------------------------------------------------------------------------------------------------------------------------------
            Net loans                                                                                    3,324,403        3,230,299
------------------------------------------------------------------------------------------------------------------------------------

    Bank premises and equipment                                                                            176,836          169,724
    Accrued interest receivable                                                                             32,017           31,070
    Other assets                                                                                            78,722           74,275
------------------------------------------------------------------------------------------------------------------------------------
              Total assets                                                                              $5,195,037       $5,211,919
====================================================================================================================================

LIABILITIES
    Non-interest-bearing demand deposits                                                                $1,161,316       $1,240,189
    Interest-bearing deposits                                                                            3,033,973        3,016,473
------------------------------------------------------------------------------------------------------------------------------------
             Total deposits                                                                              4,195,289        4,256,662
------------------------------------------------------------------------------------------------------------------------------------

    Federal funds purchased and securities sold under repurchase agreements                                404,963          355,322
    Accrued interest payable                                                                                11,859           12,229
    Accrued expenses and other liabilities                                                                  26,851           26,745
------------------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                          4,638,962        4,650,958
------------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
    Common stock, no par value
       Authorized - 100,000,000 shares
       Issued - 23,745,512 and 23,669,700 shares, respectively                                               2,800            2,800
    Capital surplus                                                                                        142,023          138,848
    Retained earnings                                                                                      442,907          428,880
    Accumulated other comprehensive income                                                                  (2,500)            (272)
    Treasury stock at cost -  706,993 and 276,703 shares, respectively                                     (22,638)          (4,613)
    Unearned restricted stock compensation                                                                  (6,517)          (4,682)
------------------------------------------------------------------------------------------------------------------------------------

              Total shareholders' equity                                                                   556,075          560,961
------------------------------------------------------------------------------------------------------------------------------------

               Total liabilities and shareholders' equity                                               $5,195,037       $5,211,919
====================================================================================================================================
    The accompanying notes are an integral part of these financial statements.

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                Six Months Ended
                                                                           June 30                          June 30
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                         1999             1998          1999              1998
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                      $64,073         $59,795         $126,776        $118,685
  Interest and dividends on investments
    U.S. Treasury securities                                        2,550           4,450            5,648           9,538
    U.S. agency securities                                          7,508           7,555           15,038          15,964
    Mortgage-backed securities                                      8,263           7,235           16,035          14,073
    Obligations of states and political subdivisions                2,323           1,753            4,550           3,583
    Federal Reserve stock and other corporate securities              123             147              311             308
  Interest on federal funds sold and short-term investments         1,004           2,350            2,186           3,726
---------------------------------------------------------------------------------------------------------------------------
    Total interest income                                          85,844          83,285          170,544         165,877
===========================================================================================================================
INTEREST EXPENSE
  Interest on deposits                                             26,361          26,678           52,340          53,164
  Interest on federal funds purchased and
     securities sold under repurchase agreements                    3,991           3,910            7,957           7,524
---------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                         30,352          30,588           60,297          60,688
===========================================================================================================================
NET INTEREST INCOME                                                55,492          52,697          110,247         105,189
PROVISION FOR POSSIBLE LOAN LOSSES                                  1,250               -            2,250              73
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                      54,242          52,697          107,997         105,116
===========================================================================================================================
NON-INTEREST INCOME
  Service charges on deposit accounts                               6,981           5,623           13,593          11,453
  Credit card income                                                3,370           2,477            6,147           4,691
  Trust service fees                                                2,056           1,593            4,104           3,216
  Secondary mortgage market operations                              1,019             694            2,024           1,269
  Other non-interest income                                         2,604           6,774            5,388           9,562
  Securities transactions                                               -               -                -               8
---------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                      16,030          17,161           31,256          30,199
===========================================================================================================================
NON-INTEREST EXPENSE
  Employee compensation                                            20,272          21,208           40,630          40,291
  Employee benefits                                                 3,520           3,071            7,548           6,283
---------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                        23,792          24,279           48,178          46,574
  Equipment and data processing expense                             5,378           4,523           10,643           8,886
  Net occupancy expense                                             3,878           3,506            7,914           6,907
  Credit card processing services                                   2,417           1,868            4,508           3,520
  Postage and communications                                        1,945           1,713            3,848           3,369
  Ad valorem taxes                                                  1,597           1,268            3,118           2,521
  Legal and professional fees                                       1,373           1,842            2,500           2,601
  Stationery and supplies                                           1,095           1,010            2,231           1,990
  Other non-interest expense                                        6,487           7,478           12,868          13,386
---------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                     47,962          47,487           95,808          89,754
===========================================================================================================================
INCOME BEFORE INCOME TAXES                                         22,310          22,371           43,445          45,561
INCOME TAX EXPENSE                                                  7,210           7,464           14,049          14,980
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $15,100         $14,907          $29,396         $30,581
===========================================================================================================================
EARNINGS PER SHARE
  Basic                                                            $  .65          $  .64          $  1.26         $  1.31
  Diluted                                                          $  .65          $  .63          $  1.26         $  1.30
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                        23,194,136      23,233,261       23,319,057      23,194,674
  Diluted                                                      23,278,545      23,502,590       23,398,296      23,477,362
---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                              Accumulated               Unearned
                                                                                 Other                 Restricted
                                               Common   Capital    Retained   Comprehensive  Treasury    Stock
(dollars in thousands, except per share data)  Stock    Surplus    Earnings      Income        Stock  Compensation   Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  $ 2,800  $ 127,316   $ 403,892      $  373    $ (3,685)  $ (5,560) $ 525,136
---------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
   Net income                                       -          -      30,581           -           -          -     30,581
   Unrealized net holding gain (loss)
    on securities, net of reclassification
    adjustments and taxes                           -          -           -         (23)          -          -        (23)
---------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                        -          -      30,581         (23)          -          -     30,558
---------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $.60 per share           -          -     (13,024)          -           -          -    (13,024)
  Cash dividends declared, merged entities                              (650)                                         (650)
  Exercise of stock options                         -        993           -           -        (319)         -        674
  Sales to employee benefit and
     dividend reinvestment plans                    -      3,651           -           -           -          -      3,651
  Director stock grants                             -        167           -           -           -          -        167
  Restricted stock grants and other activity, net   -      3,617           -           -        (536)    (1,769)     1,312
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                      $ 2,800  $ 135,744   $ 420,799      $  350    $ (4,540)  $ (7,329) $ 547,824
---------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  $ 2,800  $ 138,848   $ 428,880      $ (272)   $ (4,613)  $ (4,682) $ 560,961
---------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
   Net income                                       -          -      29,396           -           -          -     29,396
   Unrealized net holding gain (loss)
    on securities, net of reclassification
    adjustments and taxes                           -          -           -      (2,228)          -          -     (2,228)
---------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                        -          -      29,396      (2,228)          -          -     27,168
---------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $.66 per share           -          -     (15,369)          -           -          -    (15,369)
  Purchases of treasury stock                       -          -           -           -     (20,884)              (20,884)
  Exercise of stock options                         -        589           -           -         240          -        829
  Sales to employee benefit and
     dividend reinvestment plans                    -      1,330           -           -           -          -      1,330
  Director stock grants                             -         22           -           -          96          -        118
  Restricted stock grants and other activity, net   -      1,234           -           -       2,523     (1,835)     1,922
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                      $ 2,800  $ 142,023   $ 442,907    $ (2,500)  $ (22,638)  $ (6,517) $ 556,075
==========================================================================================================================
The accompanying notes are an integral part of these financial statements.

                                     - 3 -

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended
                                                                                                  June 30
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                       1999            1998
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                             $ 29,396        $ 30,581
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
      Depreciation and amortization                                                        11,939           9,670
      Amortization of intangibles                                                           1,939           1,201
      Deferred tax expense (benefit)                                                       (1,367)          2,294
      Net gains on sales of investment securities                                               -              (8)
      Provision for possible loan losses                                                    2,250              73
      Provision for losses on foreclosed assets                                               101              62
      Net gains on sales and other dispositions of foreclosed assets                         (180)         (1,503)
      Net gains on sales of bank premises and equipment                                      (118)           (180)
      Increase in accrued income taxes                                                        999           3,248
      Increase in accrued interest receivable and prepaid expenses                         (2,254)           (911)
      Decrease in accrued interest payable and other accrued expenses                      (1,862)         (1,482)
------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                          40,843          43,045
==================================================================================================================
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                      241,924         293,617
  Purchases of investment securities held to maturity                                    (225,991)       (169,628)
  Proceeds from maturities of investment securities available for sale                     43,045          50,796
  Purchases of investment securities available for sale                                  (110,062)         (4,928)
  Net increase in loans                                                                   (96,464)        (51,151)
  Net (increase) decrease in federal funds sold and short term investments                150,879         (56,111)
  Proceeds from sales and other dispositions of foreclosed assets                             884           2,744
  Proceeds from sales of bank premises and equipment                                          815             437
  Purchases of bank premises and equipment                                                (16,925)        (15,284)
  Other, net                                                                               (2,921)         (2,634)
------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (14,816)         47,858
==================================================================================================================
FINANCING ACTIVITIES
  Net decrease in demand deposits, NOW, money market and savings deposits                 (78,121)        (39,161)
  Net increase (decrease) in time deposits                                                 16,748         (51,510)
  Net increase in federal funds purchased and securities sold under
      repurchase agreements                                                                49,641          20,289
  Proceeds from issuance of stock                                                           1,879           4,372
  Purchases of treasury stock                                                             (20,884)           (536)
  Cash dividends                                                                          (14,757)        (12,963)
------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN FINANCING ACTIVITIES                                                 (45,494)        (79,509)
==================================================================================================================
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (19,467)         11,394
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      214,963         238,058
------------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 195,496       $ 249,452
==================================================================================================================
Cash received during the period for:
   Interest income                                                                      $ 169,597       $ 168,027

Cash paid during the period for:
   Interest expense                                                                      $ 60,667        $ 61,203
   Income taxes                                                                          $ 14,100        $ 12,696
=================================================================================================================
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated. Prior period financial information has been restated to reflect subsequent business combinations accounted for as poolings-of-interests. The Company reports the balances and results of operations from business combinations accounted for as purchases from the respective dates of acquisition. Certain financial information for prior periods has been reclassified to conform to the current presentation.
    In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, changes in shareholders' equity and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this Quarterly Report on Form 10-Q.
    These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE
    The components used to calculate basic and diluted earnings per share are as follows:

---------------------------------------------------------------------------------------------------------
                                               Three Months Ended June 30       Six Months Ended June 30
---------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)         1999           1998            1999           1998
---------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                    $15,100        $14,907         $29,396        $30,581
     Effect of dilutive securities
                                                         -              -               -              -
---------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share      $15,100        $14,907         $29,396        $30,581
---------------------------------------------------------------------------------------------------------
Denominator:
     Weighted average shares outstanding        23,194,136     23,233,261      23,319,057     23,194,674
     Effect of dilutive stock options               84,409        269,329          79,239        282,688
---------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per       23,278,545     23,502,590      23,398,296     23,477,362
     share
---------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                            $.65           $.64           $1.26          $1.31
     Diluted                                          $.65           $.63           $1.26          $1.30
---------------------------------------------------------------------------------------------------------
Antidilutive stock options                         511,000              -         421,870              -
---------------------------------------------------------------------------------------------------------

NOTE 3 - STOCK REPURCHASE PROGRAM
    In March 1999, the Company announced that its Board of Directors had authorized a program to repurchase up to one million shares, or approximately 4.3%, of its common stock. The stock will be purchased from time to time through open market transactions or in negotiated private transactions. The timing and ultimate number of shares to be repurchased will be based upon such factors as the stock price, market and general economic conditions. There is no set time limit in which to complete the repurchases, and there are no specific plans for use of the shares which might be repurchased, except for reissuances in connection with employee stock option exercises or other employee stock plans.
    As of June 30, 1999, the Company had purchased 530,000 shares at a weighted-average price of $39.40 per share.

NOTE 4 - STOCK-BASED INCENTIVE COMPENSATION PLANS
    The Company maintains a long-term incentive plan for key employees and a directors' compensation plan, each of which allows for the awarding of stock grants, stock options and other stock-based compensation. During June 1999, awards were made under each of these plans as follows:

----------------------------------------------------------------------------------------------------------
                                                              Stock Grant             Stock Option Award
----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)         Shares   Market Value         Shares Exercise Price
----------------------------------------------------------------------------------------------------------
Long-term incentive plan for key employees            88,000         $3,579        165,250         $40.66
Directors' compensation plan                           5,100         $  200         17,000         $39.13
----------------------------------------------------------------------------------------------------------

    The stock grant awarded to employees is subject to forfeiture if the recipient's employment is terminated within three years of the grant date and any disposition of the shares received is restricted during this period. The employee grants can be adjusted based on the financial performance of the Company in relation to that of a designated peer group over the restriction period. The ultimate number of shares awarded can range from 0% to 200% of the initial grant. Compensation expense, initially measured as the market value of the restricted shares on the grant date, is recognized ratably over the restriction period. Periodic adjustments are made to reflect changes in the expected performance adjustment and in the market value of the Company's stock.

NOTE 5-COMPREHENSIVE INCOME
    Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. The Company's comprehensive income was as follows:

--------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended June 30    Six Months Ended June 30
--------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       1999          1998           1999           1998
--------------------------------------------------------------------------------------------------------------
Net income                                             $   15,100    $   14,907     $   29,396     $   30,581
Other comprehensive income:
  Unrealized net holding gain (loss) on
   securities,  net of tax                                 (2,127)         (177)        (2,275)           (91)
Reclassification adjustment,  net of tax,
   for amortization of unrealized holding
   gain (loss) on securities transferred
   from available for sale to held to
   maturity included in net income                             23            34             47             68
--------------------------------------------------------------------------------------------------------------
  Comprehensive income                                 $   12,996    $   14,764     $   27,168     $   30,558
--------------------------------------------------------------------------------------------------------------


NOTE 6- CONTINGENCIES
    The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
----------------------------------------------------------------------------------------------------------------------------------
                                                                  1999                                   1998
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)         Second Quarter  First Quarter  Fourth Quarter  Third Quarter  Second Quarter
----------------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                         $ 5,195,037   $ 5,219,955       $ 5,211,919    $ 4,907,720     $ 4,742,488
  Earning assets                                         4,753,520     4,740,511         4,762,169      4,440,366       4,295,170
  Investment in securities                               1,386,932     1,406,550         1,340,078      1,183,617       1,300,609
  Loans                                                  3,365,957     3,193,257         3,270,581      3,171,422       2,914,649
  Deposits                                               4,195,289     4,198,358         4,256,662      3,988,766       3,845,198
  Shareholders' equity                                     556,075       569,479           560,961        554,564         547,823
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                         $ 5,236,898   $ 5,192,831      $  5,079,486    $ 4,812,321     $ 4,789,152
  Earning assets                                         4,782,107     4,728,438         4,622,708      4,392,199       4,374,009
  Investment in securities                               1,409,089     1,387,704         1,201,386      1,239,946       1,343,548
  Loans                                                  3,287,766     3,239,464         3,197,192      3,023,046       2,862,037
  Deposits                                               4,233,337     4,183,433         4,093,579      3,885,729       3,878,803
  Shareholders' equity                                     564,147       567,651           560,425        555,462         546,233
----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                      $    85,844   $    84,700      $     86,134    $    84,102     $    83,285
  Interest expense                                          30,352        29,945            31,129         31,164          30,588
  Net interest income                                       55,492        54,755            55,005         52,938          52,697
  Net interest income (TE)                                  56,899        56,120            56,245         54,118          53,824
  Provision for possible loan losses                         1,250         1,000                 -              -               -
  Non-interest income (exclusive of securities transactions)16,030        15,226            14,839         13,407          17,161
  Securities transactions                                        -             -                (2)           833               -
  Non-interest expense                                      47,962        47,846            53,437         51,307          47,487
  Net income                                                15,100        14,296            11,443         10,655          14,907
  Net income, before tax-effected merger-related expenses   15,100        14,296            12,283         11,647          17,547
----------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                   1.16%         1.12%               .89%           .88%           1.25%
  Return on average shareholders' equity                    10.74%        10.21%              8.10%          7.61%          10.95%
  Net interest margin                                        4.77%         4.79%              4.83%          4.89%           4.93%
  Tier 1 capital ratio                                      13.32%        14.00%             13.81%         14.33%          15.74%
  Total capital ratio                                       14.37%        15.07%             14.87%         15.49%          16.98%
  Leverage ratio                                            10.06%        10.35%             10.39%         10.59%          11.10%
  Average shareholders' equity to average assets            10.77%        10.93%             11.03%         11.54%          11.41%
  Shareholders' equity to total assets                      10.70%        10.91%             10.76%         11.30%          11.55%
  Average loans to average deposits                         77.66%        77.44%             78.10%         77.80%          73.79%
  Reserve for possible loan losses to loans                  1.23%         1.28%              1.23%          1.31%           1.49%
  Non-performing assets to loans plus foreclosed assets       .38%          .48%               .49%           .52%            .55%
  Reserve for possible loan losses to non-performing loans 365.92%       301.15%            284.54%        289.99%         322.82%
----------------------------------------------------------------------------------------------------------------------------------
SELECTED COMMON SHARE DATA
  Earnings Per Share
    Basic                                              $      .65    $      .61       $        .49    $       .46     $       .64
    Basic, before tax-effected merger-related expenses $      .65    $      .61       $        .53    $       .50     $       .76
    Diluted                                            $      .65    $      .61       $        .49    $       .45     $       .63
    Diluted, before tax-effected merger-related
       expenses                                        $      .65    $      .61       $        .52    $       .50     $       .75
  Dividends
    Cash dividends per share                           $      .33    $      .33       $        .30    $       .30     $       .30
    Dividend payout ratio                                   50.52%        54.15%             61.30%         65.73%          46.53%
  Book Value Per Share                                 $    24.14    $    24.28       $      23.98    $     23.75     $     23.54
  Trading Data
    High stock price                                   $    41.75    $    38.25       $      41.88    $     51.25     $     62.38
    Low stock price                                    $    35.63    $    32.19       $      35.75    $     36.63     $     50.00
    Closing stock price                                $    39.75    $    36.91       $      37.50    $     41.75     $     50.75
    Trading volume                                      2,625,862     2,809,867          1,922,621      2,093,098       1,410,536
  Average Shares Outstanding
    Basic                                              23,194,136    23,445,367         23,394,769     23,346,820      23,233,261
    Diluted                                            23,278,545    23,519,378         23,522,159     23,520,962      23,502,590
==================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation ("the Company" or "Whitney") and its subsidiaries and on their results of operations during the second quarters of 1999 and 1998 and during the six month periods through June 30 in each year. The operations of the Company's principal subsidiary, Whitney National Bank ("the Bank,") constitute virtually all of the Company's consolidated operations. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K.
         Prior  period  financial  information  has  been  restated  to  reflect subsequent business combinations accounted for as poolings-of-interests. The Company reports the balances and results of operations from business combinations accounted for as purchases from the respective dates of acquisition. Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW
         Whitney earned $15.1 million, or $.65 per share, in the second quarter of 1999, compared to $14.3 million, or $.61 per share in the first quarter and $14.9 million, or $.64 per share, in last year's second quarter. Return on average assets was 1.16%, and return on average shareholders' equity was 10.74% for the current quarter. These compare with a 1.12% return on average assets and a 10.21% return on average equity for the first quarter and returns of 1.25% and 10.95%, respectively, for the second quarter in 1998. The following key items impacted the current quarter's results:
         o Net interest income (TE) increased 6% from the second quarter of 1998 and 1% from the first quarter of 1999. The net interest margin was 4.77% for the quarter compared to 4.93% for 1998's second quarter and 4.79% for the first quarter of 1999.
         o Non-interest income growth remained strong. Non-interest income was 25% higher than in the second quarter of last year, excluding approximately $4.4 million of one-time gains recognized in the earlier period, and 5% higher than in the first quarter of 1999. Service charges on deposit accounts increased 24% from the second quarter of 1998 and 6% from 1999's first quarter. Credit card income increased 36% and 21%, respectively, from the same two periods. Trust service fees improved 29% from the second quarter of 1998 and were comparable with the first quarter of 1999.
         o Non-interest expense continued to show the positive effects of expense control programs established in late 1998. Non-interest expense was $48.0 million in the second quarter, compared to $47.8 million in the first quarter, both of which were down over $4 million from $52.2 million in the fourth quarter of 1998, excluding conversion and other merger-related expenses. Non-interest expense was $44.1 million in the second quarter of 1998 on the same basis. Contributing to the year to year increase were investments in additional key personnel and expenses related to the operation of newly constructed branches and the branches acquired in Lake Charles, Louisiana in September 1998.

         o The provision for possible loan losses was $1.25 million during the second quarter, compared to $1 million in the first quarter of 1999. The return to provisions in 1999 had been expected based on anticipated loan growth and a recent moderate upward trend in net charge-offs. No provision was made in 1998's second quarter.

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

FINANCIAL CONDITION

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES
         Total loans of $3.4 billion at June 30, 1999 have increased 3% from $3.3 billion at December 31, 1998 after a seasonal decrease from year-end 1998 to March 31, 1999. Average loans for the second quarter of 1999 were $3.3 billion, a 15% increase compared to $2.9 billion in the second quarter of 1998 and a 1% increase from 1999's first quarter. Loan growth continues to be broad-based, with the most significant increases in commercial lending of all types.
         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the size of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for possible loan losses charged to operating expense. The following table compares second quarter activity in the reserve for possible loan losses with 1999's first quarter and the second quarter of 1998 and also compares six-month activity for each year.

TABLE 1.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
---------------------------------------------------------------------------------------------------------------------
                                                   Second         First         Second        Six Months Ended
                                                   Quarter       Quarter       Quarter            June 30
---------------------------------------------------------------------------------------------------------------------
( dollars in thousands)                             1999          1999            1998       1999         1998
---------------------------------------------------------------------------------------------------------------------
Balance at the beginning of quarter                 $40,981       $40,282      $43,275        $40,282      $44,543
Provision for possible loan losses
   Charged to operations                              1,250         1,000            -          2,250           73
Loans charged to the reserve:
   Commercial, financial and agricultural             2,109         1,452        1,193          3,561        3,364
   Real estate                                          394           199          136            593          162
   Loans to individuals                                 628           571          597          1,199        1,249
   Lease financing                                        3            38          165             41          349
---------------------------------------------------------------------------------------------------------------------
      Total charge-offs                               3,134         2,260        2,091          5,394        5,124
---------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural loans       1,279         1,198          554          2,477        1,379
   Real estate                                          333           372        1,300            705        1,661
   Loans to individuals                                 845           389          339          1,234          845
   Lease financing                                        -             -            -              -            -
---------------------------------------------------------------------------------------------------------------------
      Total recoveries                                2,457         1,959        2,193          4,416        3,885
---------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                            677           301         (102)           978        1,239
---------------------------------------------------------------------------------------------------------------------
Balance at the end of quarter                       $41,554       $40,981      $43,377        $41,554      $43,377
=====================================================================================================================
Ratios:
   Gross annualized charge-offs to average loans        .38  %        .28 %        .29 %         .33  %       .36  %
   Recoveries to gross charge-offs                    78.40  %      86.68 %     104.88 %       81.87  %     75.82  %
   Net annualized charge-offs (recoveries)
     to average loans                                   .08  %        .04 %       (.01)%         .06  %       .09  %
   Reserve for possible loan losses to loans
     at quarter end                                    1.23  %       1.28 %       1.49 %        1.23  %      1.49  %
=====================================================================================================================

         Net charge-offs showed a small increase the second quarter of 1999 from the previous quarter. There was a small net recovery in the second quarter of 1998. Although the Company continues to experience good asset quality, there have been signs of a modest upward trend in net charge-offs. As discussed below, during the fourth quarter of 1998 and continuing through the second quarter of 1999, there has been an increase in performing loans internally identified and classified as having above normal credit risk. Management has considered these factors, among others, and the continued loan growth in providing $1.25 million for possible loan losses during the second quarter after the $1.0 million provision in 1999's first quarter. Management anticipates a need for additional loss provisions in 1999.
         The following table shows that non-performing loans and foreclosed assets have declined in the first and second quarters of 1999 from year-end 1998.

TABLE 2.  NON-PERFORMING ASSETS
---------------------------------------------------------------------------------------------------------------------
                                                          1999                                1998
--------------------------------------------------------------------------- -----------------------------------------
(dollars in thousands)                               June 30      March 31   December 31  September 30       June 30
---------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis         $   9,608     $  11,591     $  11,497     $  11,691     $  11,611
Restructured loans                                     1,748         2,017         2,660         2,686         1,826
---------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                         11,356        13,608        14,157        14,377        13,437
Foreclosed assets                                      1,299         1,805         2,004         2,135         2,689
---------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                     $  12,655     $  15,413     $  16,161     $  16,512     $  16,126
---------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing              $   2,481     $   3,543     $   3,765     $   5,767     $   4,790
---------------------------------------------------------------------------------------------------------------------
Ratios:
   Non-performing assets to loans
     plus foreclosed assets                             .38%          .48%          .49%          .52%          .55%
   Reserve for possible loan losses to
     non-performing loans                            365.92%       301.15%       284.54%       289.99%       322.82%
   Loans 90 days past due still accruing to             .07%          .11%          .12%          .18%          .16%
     loans
=====================================================================================================================

         At both June 30, 1999 and December 31, 1998, the total of loans internally classified as having above normal credit risk represented approximately 5% of total loans. Throughout most of 1998 this percentage had been at a historical low of 3%. The June 30, 1999 total of $175 million is $18 million above the year-end balance, an increase primarily related to changes in classifications of three large commercial credits to or from the category of loans with potential weaknesses that warrant special attention. Management continually reviews the loan portfolio to identify potentially weak or deteriorating credits.

INVESTMENT IN SECURITIES
         At June 30, 1999, total securities were $1.4 billion, compared to $1.3 billion at both December 31, 1998 and June 30, 1998. Average investment in securities increased $66 million, or 5%, in the second quarter of 1999 compared to the same period in 1998. Over this same period, average federal funds sold and other short-term liquidity management investments decreased $83 million. This shift away from short-term investments and into longer-term investments took place as the yield difference between these types of investments increased.

DEPOSITS AND SHORT-TERM BORROWINGS
         At June 30, 1999, total deposits were $4.2 billion, compared to $4.3 billion at December 31, 1998 and $3.8 billion on June 30, 1998. As shown in Table 4, average deposits for the second quarter were $4.2 billion, 9% over 1998's second quarter and a 1% increase from the first quarter of 1999. Deposit growth was primarily related to the introduction of a new product, "Whitney SELECT", which includes, in most cases, a premium money market account. Deposits in total money market accounts grew $191 million on average for the second quarter compared to the same period in 1998. The deposits assumed with the Lake Charles branch acquisition in September 1998, which totaled approximately $148 million, were also a factor in the year-to-year deposit growth.
         Short-term borrowings were $405 million at June 30, 1999, a 14% increase over year-end 1998. The increase is partly the result of an increase in the Bank's sweep repurchase product, which grew 9% during this period. Average borrowings in the second quarter were $401 million, compared to $325 million for the same period in 1998, an increase also almost entirely attributable to the sweep repurchase product. Federal funds purchased were relatively unchanged between these periods.

LIQUIDITY
         The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the cash flow needs of the Company and the Bank. Liquidity is provided by a stable base of funding sources, including low cost core deposits, and an adequate level of maturing assets. The Company models liquidity needs on a periodic basis to determine the best strategy of investments and borrowings to meet those needs.
         The Bank had over $1.6 billion in unfunded loan commitments outstanding at June 30, 1999, a 15% increase from 1998's year-end. Because commitments and unused lines of credit may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements.
         In order to ensure adequate liquidity, the Company has developed an investment strategy, which plans a level of investment maturities that management considers adequate to meet funding needs. In addition, the Company and the Bank have access to external funding sources in the financial markets and the Bank has developed the ability to gather deposits at a nationwide level. During 1999, the Bank also began building its investment in securities classified as available for sale. This process will further increase liquidity management flexibility.
         The Company's efforts to mitigate risks associated with the Year 2000 situation are discussed below in the section on "Year 2000 Remediation." One of the uncertainties inherent in preparing for the millennium date change is the potential increase in currency demand. Consumers and businesses may react in diverse and unpredictable ways to real or perceived Year 2000 problems, and part of that reaction could include the demand for increased amounts of cash. Although the Bank will continue to proactively inform customers of its and the industry's readiness for Year 2000, it has also taken steps to forecast and prepare for increased cash demands from its customers and has developed plans to obtain and distribute any additional cash supplies that may be needed. The costs of implementing these plans include the opportunity costs of holding cash reserves above normal levels and the direct costs of increased distribution and security services. These costs are expected to be incurred during the fourth quarter of 1999 and into early 2000 but are not currently expected to be material.

ASSET/LIABILITY MANAGEMENT
         As stated in the Company's 1998 Annual Report on Form 10-K, the objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company and the Bank use a number of methods to measure rate sensitivity, including gap analysis, net interest income simulations and monitoring the economic value of equity.
         The Company continues to do modeling and run simulations that test its sensitivity to various economic conditions. The results of simulations done during the second quarter of 1999 show that the Company was within acceptable limits, considering established guidelines.

CAPITAL ADEQUACY
         The Company's capital amounts and ratios are presented in the following table:

TABLE 3.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------
                            June 30       December 31
--------------------------------------------------------
(dollars in thousands)            1999             1998
--------------------------------------------------------
Tier 1 capital               $ 523,439        $ 524,028
Tier 2 capital                  41,554           40,282
--------------------------------------------------------
Total capital                $ 564,993        $ 564,310
--------------------------------------------------------
Risk-weighted assets       $ 3,930,687      $ 3,794,290
--------------------------------------------------------
Ratios
Leverage ratio                   10.06%           10.39%
Tier 1 capital                   13.32%           13.81%
Total capital                    14.37%           14.87%
Equity ratio                     10.70%           10.76%
--------------------------------------------------------

         During the second quarter, the Company declared a $.33 per share dividend on its common stock, the same as in the first quarter. This represents a $.03 per share, or 10%, increase over the dividend declared in each of the first two quarters in 1998. Also during the second quarter, the Company repurchased 530,000 shares of its common stock for a total price of $21 million under the stock repurchase program announced in March 1999.

YEAR 2000 REMEDIATION
         The year 2000 situation arose because many existing computer programs used only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Inherent risk to the Company with respect to the Year 2000 situation include potential losses related to data processing and other systems that may not operate as expected, disruption of Company operations resulting from technological malfunctions from within the Company's internal communications and other processing systems, business problems associated with key third party vendors and other external service providers that may not be Year 2000 system compliant, credit quality issues that may arise with respect to significant customers that may not be Year 2000 system compliant, liquidity issues arising from potential withdrawals of cash by customers during late 1999 and early 2000, as well as other business and economic risk that may result from the pervasive impact that the Year 2000 situation could have on overall social and economic conditions.
         In response to Year 2000 issues, a company-wide task force developed a plan to review and test the Company's systems and other business operations in relation to Year 2000 compliance. To date, the task force has identified appropriate remediation action steps, and system revisions and/or upgrades are being made, where appropriate. These remediation action steps also include non-information technology systems that employ embedded technology, such as facilities control systems.
         By the end of the second quarter of 1999, all mission-critical systems had been tested for Year 2000 compliance and had been returned to production. Processes and procedures are in place to ensure that all new projects undertaken deliver Year 2000 compliant solutions, all future third party hardware and software acquisitions are Year 2000 compliant, and all commercial third-party service providers are queried regarding their Year 2000 compliance plans. Although the Company believes its efforts to date and through the end of 1999 will mitigate its exposure to the identified risks to an acceptable level, specific contingency plans have been developed in the event that the remediation of the Company's systems is not fully successful or future steps in the compliance plan cannot be executed in accordance with current expectations. The contingency plans are designed to safeguard the Company under various Year 2000 scenarios and are an addition to the Company's existing business resumption plans.
         Internal costs associated with this process during the second quarter of 1999 have been approximately $300,000. Additional amounts paid to outside vendors during the quarter totaled approximately $200,000. Future costs associated with executing the Company's Year 2000 system compliance plan are not expected to be significant. The majority of systems remediation costs have been borne by third party vendors who supply the software under annual maintenance fees.
         The Bank started working with certain of its borrowing customers in early 1998 relative to understanding and assessing the customers' progress concerning the Year 2000 situation. These customers represent most of the Bank's investment in commercial loans and assert that they are compliant with Year 2000 needs. The very small number of customers who do not have adequate plans to assure compliance with Year 2000 needs are receiving extra attention. This attention includes internal training of the Bank's account officers on methods to assist customers as well as protect the Bank's interest and counseling directly with customers to assist them in avoiding disruption to their businesses.
         The Company is also dependent upon customers and others for deposits and other funding sources to fund its assets. In a process similar to that used for borrowing customers, the Company sent assessment questionnaires to major depositors and investment counter-parties. These responses have been used to assess the possible impact from Year 2000 problems on the Company's ability to secure funding to support its operations and have been included in its asset/liability and liquidity modeling and planning.
         The Company has also initiated formal communications with its significant suppliers to determine the extent to which it is vulnerable to those third parties' failures to remediate their own Year 2000 issues. However, there can be no assurance that the systems of other organizations upon which the Company's operations rely, including essential utilities and telecommunications providers, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a materially adverse effect on the Company.
         Because there is no generally accepted definition of "Year 2000 Compliant" and the ability of any organization's system to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, that organization, no business is able to certify or guarantee its compliance. While there can be no assurance that the Company will not be materially adversely effected by Year 2000 problems, it is committed to ensuring that it is fully Year 2000 compliant and believes its plans adequately address the above-mentioned risks.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Net interest income (TE) for the second quarter of 1999 was $56.9 million, 6% higher than the second quarter of 1998 and 1% higher than 1999's first quarter. The higher net interest income is primarily the result of average loan growth. Compared to the prior year's quarter, average loans grew 15%, while average earning assets rose 9%, resulting in a more favorable mix of earning assets. As a percent of earning assets, average loans increased to 69% in the current quarter, compared to 65% in 1998's second quarter. Increases in deposits and short-term borrowings primarily funded loan growth. The growth in deposits mainly reflected an increase in money market deposits and transaction accounts, although the deposits assumed with the Lake Charles branch acquisition in September 1998 were also a factor.
         The net interest margin was 4.77% this quarter, compared to 4.93% in the second quarter of 1998 and 4.79% in 1999's first quarter. The decline from 1998 was primarily the result of a 75 basis point decline in the prime lending rate between the periods, although a 25 basis point increase was implemented in early July following the recent tightening by the Federal Reserve. Average loan yields decreased 57 basis points between the second quarters of 1998 and 1999, while the total earning asset yield fell 43 basis points. This decline was largely matched by a decline of 41 basis points in rates paid on interest-bearing liabilities.
          For the first six months of 1999, net interest income (TE) was $113.0 million, a 5% increase over the same period in 1998. The net interest margin was 4.78% for the 1999 period and 4.97% for the prior year's period. Essentially the same factors impacted the quarterly and year-to-date changes in net interest income and the net interest margin between 1998 and 1999.
         Table 4 presents average balance sheets, net interest income (TE) and interest rates for the second and first quarters of 1999, the second quarter of 1998 and the six-month period in each year. Table 5 analyzes the components of changes in net interest income between these periods.

TABLE 4.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(1) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                             Second Quarter 1999          First Quarter 1999           Second Quarter 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                   Average                      Average                      Average
                                                   Balance     Interest Rate    Balance     Interest Rate    Balance   Interest Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (tax-equivalent)(1) (2)                      $3,287,766  $ 64,232  7.83%  $3,239,464  $ 62,869 7.86%  $2,862,037 $59,985 8.40%
------------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                              163,737     2,550  6.25      196,949     3,098 6.38      273,075   4,450 6.54
U.S. agency securities                                503,701     7,508  5.96      492,524     7,530 6.12      463,864   7,555 6.51
Mortgage-backed securities                            547,048     8,263  6.04      512,607     7,772 6.06      464,718   7,235 6.23
Obligations of states and political
  subdivisions (tax-equivalent) (1)                   186,396     3,571  7.66      177,256     3,426 7.73      131,012   2,690 8.21
Federal Reserve stock and other corporate
  securities                                            8,207       123  5.99        8,368       188 8.99       10,879     147 5.40
------------------------------------------------------------------------------------------------------------------------------------
     Total investment in securities(3)              1,409,089    22,015  6.25    1,387,704    22,014 6.36    1,343,548  22,077 6.58
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term investments          85,252     1,004  4.73      101,270     1,182 4.73      168,424   2,350 5.60
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                           4,782,107  $ 87,251  7.31%   4,728,438  $ 86,065 7.36%   4,374,009 $84,412 7.74%
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
Other assets                                          496,134                      505,134                     458,884
Reserve for possible loan losses                      (41,343)                     (40,741)                    (43,741)
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                  $5,236,898                   $5,192,831                  $4,789,152
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW account deposits                            $  484,735  $  1,602  1.33%   $ 525,027  $  1,834 1.42%  $  453,005 $ 1,917 1.70%
   Money market deposits                              752,672     6,722  3.58      698,175     6,127 3.56      562,008   5,373 3.84
   Savings deposits                                   490,015     2,426  1.99      489,304     2,408 2.00      515,076   3,160 2.46
   Other time deposits                                745,236     8,690  4.68      756,533     9,012 4.83      730,965   9,191 5.04
   Time deposits $100,000 and over                    591,975     6,921  4.69      558,632     6,598 4.79      541,640   7,037 5.21
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                3,064,633    26,361  3.45    3,027,671    25,979 3.48    2,802,694  26,678 3.82
------------------------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                            401,263     3,991  3.99      401,630     3,966 4.00      325,218   3,910 4.82
------------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing liabilities   3,465,896  $ 30,352  3.51%   3,429,301  $ 29,945 3.54%   3,127,912 $30,588 3.92%
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS
     AND SHAREHOLDERS' EQUITY
   Demand deposits                                  1,168,704                    1,155,762                   1,076,109
   Other liabilities                                   38,151                       40,117                      38,898
   Shareholders' equity                               564,147                      567,651                     546,233
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity    $5,236,898                   $5,192,831                  $4,789,152
====================================================================================================================================

     Net interest income and margin
      (tax-equivalent) (1)                                     $ 56,899  4.77%              $ 56,120 4.79%             $53,824 4.93%
------------------------------------------------------------------------------------------------------------------------------------
     Net earning assets and spread                 $1,316,211            3.80%  $1,299,137           3.82%  $1,246,097         3.82%
====================================================================================================================================

        (1)  Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.
        (2)  Average balance includes non-accruing loans of $10,440, $10,688 and $10,655 respectively, in the second and first quarters of 1999 and the second quarter of 1998.
        (3)  Average  balance  excludes  unrealized  gain or loss on  securities available for sale.

                                     - 17 -

TABLE 4.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(1) AND INTEREST RATES (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Six Months Ended                    Six Months Ended
(dollars in thousands)                                                  June 30, 1999                        June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                             Average                                Average
                                                             Balance        Interest    Rate        Balance        Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (tax-equivalent)(1) (2)                                $  3,263,747   $127,101    7.85%       $  2,832,927   $119,074    8.47%
------------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                                          180,251      5,648    6.32             296,458      9,538    6.49
U.S. agency securities                                            498,143     15,038    6.04             494,718     15,964    6.45
Mortgage-backed securities                                        529,922     16,035    6.05             446,716     14,073    6.30
Obligations of states and political
   subdivisions (tax-equivalent) (1)                              181,851      6,997    7.70             133,952      5,499    8.21
Federal Reserve stock and other corporate securities                8,288        311    7.50              11,150        308    5.52
------------------------------------------------------------------------------------------------------------------------------------
     Total investment in securities(3)                          1,398,455     44,029    6.30           1,382,994     45,382    6.57
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term investments                      93,216      2,186    4.73             134,594      3,726    5.58
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                                       4,755,418   $173,316    7.33%          4,350,515   $168,182    7.78%
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
   Other assets                                                   500,612                                460,421
   Reserve for possible loan losses                               (41,044)                               (44,135)
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                            $  5,214,986                           $  4,766,801
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW account deposits                                      $    504,769    $ 3,436    1.37%       $    465,115   $  4,009    1.74%
   Money market deposits                                          725,574     12,849    3.57             533,401     10,056    3.80
   Savings deposits                                               489,661      4,834    1.99             512,902      6,262    2.46
   Other time deposits                                            750,854     17,702    4.75             734,508     18,416    5.06
   Time deposits $100,000 and over                                575,397     13,519    4.74             556,961     14,421    5.22
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                            3,046,255     52,340    3.46           2,802,887     53,164    3.83
------------------------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                                        401,446      7,957    4.00             318,687      7,524    4.76
------------------------------------------------------------------------------------------------------------------------------------
                Total interest-bearing liabilities              3,447,701    $60,297    3.53%          3,121,574   $ 60,688    3.92%
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS
     AND SHAREHOLDERS' EQUITY
   Demand deposits                                              1,162,269                              1,066,916
   Other liabilities                                               39,127                                 38,795
   Shareholders' equity                                           565,889                                539,516
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $  5,214,986                           $  4,766,801
------------------------------------------------------------------------------------------------------------------------------------

     Net interest income and margin (tax-equivalent) (1)                    $113,019    4.78%                      $107,494    4.97%
------------------------------------------------------------------------------------------------------------------------------------
     Net earning assets and spread                           $  1,307,717               3.80%       $  1,228,941               3.86%
====================================================================================================================================

        (1) Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.
        (2) Average balance includes non-accruing loans of $10,563 and $9,890 respectively, in the first six months of 1999 and
            1998.
        (3) Average  balance  excludes  unrealized  gain or loss on  securities available for sale.

TABLE 5. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(1)
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      Second Quarter 1999 Compared to:              Six Months Ended June 30,
                                                      First Quarter 1999        Second Quarter 1998        1999 Compared to 1998
                                                 -----------------------------------------------------  ----------------------------
                                                      Due To        Total       Due To         Total        Due To          Total
                                                    Change In      Increase    Change In      Increase     Change In       Increase
                                                 ----------------           ----------------            ---------------
                                                  Volume    Rate  (Decrease) Volume    Rate  (Decrease) Volume     Rate   (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
     Loans (tax-equivalent)(1)                   $  942   $  421   $1,363  $ 8,507   $(4,260)  $4,247  $ 17,211   $(9,184) $ 8,027
------------------------------------------------------------------------------------------------------------------------------------

     U.S. Treasury securities                      (518)     (30)    (548)  (1,711)     (189)  (1,900)   (3,647)     (243)  (3,890)
     U.S. agency securities                         169     (191)     (22)     621      (668)     (47)      110    (1,036)    (926)
     Mortgage-backed securities                     520      (29)     491    1,249      (221)   1,028     2,536      (574)   1,962
     Obligations of states and political
         subdivisions (tax-equivalent) (1)          175      (30)     145    1,071      (190)     881     1,861      (363)   1,498
     Federal Reserve stock and other
        corporate securities                         (4)     (61)     (65)     (39)       15      (24)      (91)       94        3
------------------------------------------------------------------------------------------------------------------------------------
       Total investment in securities               342     (341)       1    1,191    (1,253)     (62)      769    (2,122)  (1,353)
------------------------------------------------------------------------------------------------------------------------------------
     Federal funds sold and
         short-term investments                    (189)      11     (178)  (1,024)     (322)  (1,346)   (1,029)     (511)  (1,540)
------------------------------------------------------------------------------------------------------------------------------------
       Total interest income (tax-equivalent)
        (1)                                       1,095       91    1,186    8,674    (5,835)   2,839    16,951   (11,817)   5,134
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
     NOW account deposits                          (136)     (96)    (232)     127      (442)    (315)      321      (894)    (573)
     Money market deposits                          485      110      595    1,722      (373)   1,349     3,435      (642)   2,793
     Savings deposits                                 4       14       18     (148)     (586)    (734)     (273)   (1,155)  (1,428)
     Other time deposits                           (133)    (189)    (322)     177      (678)    (501)      403    (1,117)    (714)
     Time deposits $100,000 and over                390      (67)     323      622      (738)    (116)      466    (1,368)    (902)
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits              610     (228)     382    2,500    (2,817)    (317)    4,352    (5,176)    (824)
------------------------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                           (4)      29       25      823      (742)      81     1,760    (1,327)     433
------------------------------------------------------------------------------------------------------------------------------------
       Total interest expense                       606     (199)     407    3,323    (3,559)    (236)    6,112    (6,503)    (391)
------------------------------------------------------------------------------------------------------------------------------------
       Change in net interest income
           (tax-equivalent)(1)                   $  489   $  290   $  779   $5,351   $(2,276)  $3,075   $10,839   $(5,314)  $5,525
------------------------------------------------------------------------------------------------------------------------------------

(1)  Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.

PROVISION FOR POSSIBLE LOAN LOSSES
         The provision for possible loan losses was $1.25 million for the second quarter of 1999 and $1.0 million in 1999's first quarter. For the first six months of 1998, there was a nominal provision from a pooled acquisition in the first quarter of that year. The 1999 provisions have exceeded net charge-offs by $1.3 million. This reflects management's consideration, among other factors, of continued strong loan growth, indications of a modest upward trend in net charge-offs and an increase in performing loans internally classified as having above normal credit risk.

NON-INTEREST INCOME
         Non-interest income, excluding securities transactions, was $16.0 million in the second quarter, compared to $17.2 million in the same quarter of 1998. Excluding one-time gains recognized in each period, non-interest income totaled $15.9 million in 1999 compared to $12.7 million in 1998. This represents an increase of $3.2 million, or 25%. Service charges on deposit accounts rose $1.4 million, or 24%, to $7.0 million in 1999, with approximately $.4 million of this increase related to deposits associated with the Lake Charles branches purchased in September 1998. Credit card fee income rose 36% to $3.4 million, reflecting increased volumes in merchant accounts. Trust service fee income rose to $2.1 million, an increase of 29% over the same quarter last year. This increase is mainly the result of new business derived from more aggressive marketing of trust services and an expanding market area. Fee income from secondary mortgage market operations increased to $1.0 million, or 47%, over the same period last year. This increase is due, in part, to the favorable interest rate environment and additional business from marketing of these products by the Bank. Other non-interest income remained stable from the comparable period in the previous year.
         For the six-month period, non-interest income, exclusive of both securities transactions and one-time gains, was $31.1 million, 21% higher than the $25.8 million in 1998. Year-to-date percentage increases by category were consistent with the quarterly increases: service charges on deposit accounts were up $2.1 million, or 19%: credit card fee income was up $1.5 million, or 31%; trust services income was up $.9 million, or 28%; and income from secondary mortgage market operations was up $.8 million, or 59%.
         Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and determine the need for functional improvements, relocations or possible sales. Management has negotiated and anticipates closing on several sales transactions during the remainder of 1999 as a result of this ongoing evaluation process. If these transactions proceed to closing as negotiated, which is not guaranteed, the Company expects to recognize net gains.

NON-INTEREST EXPENSE
         Non-interest expense was $48.0 million for the second quarter of 1999. This is an increase of $3.9 million, or 9%, over the second quarter of 1998, excluding merger-related expenses.
         Personnel expense rose a moderate $.7 million, or 3%, to $23.8 million for the quarter. Increases in personnel expense between these periods included $.7 million related to the addition of sixteen branch locations, including eight locations purchased in Lake Charles, Louisiana in September of 1998. In addition, the Company, which was formerly self-insured for non-HMO health claims, has now contracted with an outside provider for health insurance. Health benefits expense in 1999's second quarter increased by $.3 million under the insured program primarily because self-insured claims expense was underestimated in the prior year's first six months as the Company experienced processing delays in the transition to a new claims administrator. Offsetting these increases was a net reduction in executive incentive compensation. Increases from merit raises and employee incentive programs between these quarterly periods have largely been offset by net staff reductions.
         Equipment and data processing expense increased $.9 million, or 19%. A portion of this increase, approximately $.5 million, is the result of an increase in depreciation expense from technology upgrades and assets purchased in association with new locations. Net occupancy expense increased $.4 million, approximately half as a result of the new branch locations. Credit card transaction processing services expense increased $.5 million, or 29%, consistent with the related growth in revenue mentioned earlier. Amortization of intangible assets acquired in the Lake Charles purchase transaction increased non-interest expense by $.4 million in 1999's second quarter compared to 1998. The net growth in the remaining expense categories was mainly reflective of the growth in the Company's branch and ATM delivery system.
         For the six-month period, non-interest expense, excluding merger-related expenses, increased $9.6 million, or 11%, in 1999 compared to 1998. Personnel expense increased $2.8 million or 6% largely as a result of branch expansion and the increase in health benefit expense discussed earlier. The percentage increases in other major non-interest expense categories between the first six months of 1998 and 1999 were generally consistent with the quarter-to-quarter increases and were mainly the result of the same factors cited in the discussion of quarterly results above.

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities and Use of Proceeds

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of the Company's shareholders was held on April 28, 1999.

         (b),(c) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to the nominees for election to the Company's Board for Directors as listed in the proxy statement.

         The nominees for director and the voting results were as follows:

         Nominee Elected                            Withheld/           Broker
         as Director                   For          Against   Abstain   Non-vote
         -----------------------------------------------------------------------

         Harry J. Blumenthal, Jr.   18,450,454       313,755  None        None
         Joel B. Bullard, Jr.       18,449,748       314,461  None        None
         Angus R. Cooper II         18,450,618       313,591  None        None

         The vote to ratify the selection by the Company's Board of Directors of Arthur Andersen LLP as independent public accountants was as follows:

                                                    Withheld/           Broker
                                       For          Against   Abstain   Non-vote
                                    --------------------------------------------

                                    18,552,151       183,654  28,404      None


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

         Exhibit 10.17 - Form of Amendment to Section 2.1e of the Executive agreements filed as Exhibits 10.2 through 10.9 and Exhibit 10.16 herein (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

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


                                                 WHITNEY HOLDING CORPORATION
                                                        (Registrant)


                                              By: /s/ Thomas L. Callicutt, Jr.
                                                 -------------------------------
                                                 Thomas L. Callicutt, Jr.
                                                 Senior Vice President and Chief
                                                 Financial Officer  (Principal
                                                 Accounting Officer)


                                                          August 13, 1999
                                                 -------------------------------
                                                                Date