Form 10-Q
period 1999-09-30
WHITNEY HOLDING CORP
filed 1999-11-15
CIK 106926

                                                               November 15, 1999


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended September 30, 1999.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                   Sincerely,




                                   /s/ Thomas L. Callicutt, Jr.
                                   ---------------------------------------------
                                   Thomas L. Callicutt, Jr.
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (504) 552-4591


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


For the quarterly period ended                    Commission file number 0-1026
September 30, 1999


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
(State of incorporation)                                 (I.R.S. Employer
                                                         Identification No. )


                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at October 31, 1999
              -----                          -------------------------------
    Common Stock, no par value                         22,581,039


================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------


PART I.  Financial Information

         Item 1:  Financial Statements:
                           Consolidated Balance Sheets                         1
                           Consolidated Statements of Operations               2
                           Consolidated Statements of Changes in
                             Shareholders' Equity                              3
                           Consolidated Statements of Cash Flows               4
                           Notes to Consolidated Financial Statements          5
                           Financial Highlights                                7

         Item 2:  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations             8


--------------------------------------------------------------------------------

PART II.  Other Information


         Item 1:  Legal Proceedings                                           22

         Item 2:  Changes in Securities and Use of Proceeds                   22

         Item 3:  Defaults Upon Senior Securities                             22

         Item 4:  Submission of Matters to a Vote of Security Holders         22

         Item 5:  Other Information                                           22

         Item 6:  Exhibits and Reports on Form 8-K                            22


PART 1. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS
                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
====================================================================================================================================
                                                                                                   September 30         December 31
    (dollars in thousands)                                                                             1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from financial institutions                                                       $    192,317        $    214,963
    Investment in securities
         Securities available for sale                                                                  181,917             105,361
         Securities held to maturity, fair values of $1,110,952 and $1,253,113, respectively          1,125,690           1,234,717
------------------------------------------------------------------------------------------------------------------------------------
            Total investment in securities                                                            1,307,607           1,340,078
    Federal funds sold and short-term investments                                                           535             151,510
    Loans, net of unearned income                                                                     3,488,000           3,270,581
         Reserve for possible loan losses                                                               (43,738)            (40,282)
------------------------------------------------------------------------------------------------------------------------------------
            Net loans                                                                                 3,444,262           3,230,299
====================================================================================================================================

    Bank premises and equipment                                                                         172,456             169,724
    Accrued interest receivable                                                                          33,433              31,070
    Other assets                                                                                         83,538              74,275
------------------------------------------------------------------------------------------------------------------------------------
              Total assets                                                                          $ 5,234,148         $ 5,211,919
====================================================================================================================================

LIABILITIES
    Non-interest-bearing demand deposits                                                            $ 1,167,045         $ 1,240,189
    Interest-bearing deposits                                                                         3,031,199           3,016,473
------------------------------------------------------------------------------------------------------------------------------------
             Total deposits                                                                           4,198,244           4,256,662
====================================================================================================================================

    Federal funds purchased and securities sold under repurchase agreements                             443,336             355,322
    Accrued interest payable                                                                             11,838              12,229
    Accrued expenses and other liabilities                                                               33,226              26,745
------------------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                       4,686,644           4,650,958
====================================================================================================================================

SHAREHOLDERS' EQUITY
    Common stock, no par value
       Authorized - 100,000,000 shares
       Issued - 23,745,512 and 23,669,700 shares, respectively                                            2,800               2,800
    Capital surplus                                                                                     141,692             138,848
    Retained earnings                                                                                   451,779             428,880
    Accumulated other comprehensive income                                                               (2,514)               (272)
    Treasury stock at cost -  1,183,675 and 276,703 shares, respectively                                (41,064)             (4,613)
    Unearned restricted stock compensation                                                               (5,189)             (4,682)
------------------------------------------------------------------------------------------------------------------------------------

              Total shareholders' equity                                                                547,504             560,961
====================================================================================================================================

               Total liabilities and shareholders' equity                                           $ 5,234,148         $ 5,211,919
====================================================================================================================================

    The accompanying notes are an integral part of these financial statements.


                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
=========================================================================================================================
                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30                 September 30
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                          1999          1998           1999           1998
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                        $ 68,151      $ 62,824       $194,927       $181,509
  Interest and dividends on investments
    U.S. Treasury securities                                           2,208         4,041          7,856         13,579
    U.S. agency securities                                             7,002         6,210         22,040         22,174
    Mortgage-backed securities                                         8,227         7,204         24,262         21,277
    Obligations of states and political subdivisions                   2,338         1,844          6,888          5,427
    Federal Reserve stock and other corporate securities                 114           132            425            440
  Interest on federal funds sold and short-term investments              198         1,847          2,384          5,573
-------------------------------------------------------------------------------------------------------------------------
    Total interest income                                             88,238        84,102        258,782        249,979
=========================================================================================================================
INTEREST EXPENSE
  Interest on deposits                                                26,681        27,201         79,021         80,365
  Interest on federal funds purchased and
     securities sold under repurchase agreements                       4,605         3,963         12,562         11,487
-------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                            31,286        31,164         91,583         91,852
=========================================================================================================================
NET INTEREST INCOME                                                   56,952        52,938        167,199        158,127
PROVISION FOR POSSIBLE LOAN LOSSES                                     2,000             -          4,250             73
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                                54,952        52,938        162,949        158,054
=========================================================================================================================
NON-INTEREST INCOME
  Service charges on deposit accounts                                  7,133         5,839         20,726         17,292
  Credit card income                                                   3,324         2,529          9,471          7,220
  Trust service fees                                                   2,133         1,642          6,237          4,858
  Secondary mortgage market operations                                   739           593          2,763          1,862
  Other non-interest income                                            3,942         2,805          9,330         12,367
  Securities transactions                                                  -           833              -            841
-------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                         17,271        14,241         48,527         44,440
=========================================================================================================================
NON-INTEREST EXPENSE
  Employee compensation                                               20,405        21,655         61,035         61,946
  Employee benefits                                                    3,569         4,442         11,117         10,725
-------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                           23,974        26,097         72,152         72,671
  Equipment and data processing expense                                5,670         5,163         16,313         14,049
  Net occupancy expense                                                4,062         3,894         11,976         10,801
  Credit card processing services                                      2,379         1,824          6,887          5,344
  Postage and communications                                           1,986         1,851          5,834          5,220
  Ad valorem taxes                                                     1,604         1,257          4,722          3,778
  Legal and professional fees                                            922         2,620          3,422          5,221
  Stationery and supplies                                              1,028         1,193          3,259          3,183
  Other non-interest expense                                           6,453         7,409         19,321         20,795
-------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                        48,078        51,308        143,886        141,062
=========================================================================================================================
INCOME BEFORE INCOME TAXES                                            24,145        15,871         67,590         61,432
INCOME TAX EXPENSE                                                     7,810         5,216         21,859         20,196
=========================================================================================================================
NET INCOME                                                          $ 16,335      $ 10,655       $ 45,731       $ 41,236
=========================================================================================================================
EARNINGS PER SHARE
  Basic                                                               $  .72        $  .46         $ 1.98         $ 1.77
  Diluted                                                             $  .71        $  .45         $ 1.97         $ 1.76
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                           22,827,599    23,346,820     23,153,438     23,245,947
  Diluted                                                         22,903,782    23,520,962     23,231,647     23,492,055
=========================================================================================================================
The accompanying notes are an integral part of these financial statements.


                                     - 2 -

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                               Accumulated               Unearned
                                                                                  Other                 Restricted
                                               Common    Capital    Retained   Comprehensive  Treasury     Stock
(dollars in thousands, except per share data)   Stock    Surplus    Earnings      Income       Stock    Compensation Total
===========================================================================================================================
Balance at December 31, 1997                  $ 2,800  $ 127,316   $ 403,892     $   373    $ (3,685)  $ (5,560) $ 525,136
===========================================================================================================================
  Comprehensive income:
     Net income                                     -          -      41,236           -           -          -     41,236
     Unrealized net holding gain (loss)
         on securities, net of reclassification
         adjustments and taxes                      -          -           -        (168)          -          -       (168)
---------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                        -          -      41,236        (168)          -          -     41,068
---------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $.90 per share           -          -     (20,027)          -           -          -    (20,027)
  Cash dividends declared, merged entities          -          -        (650)          -           -          -       (650)
  Exercise of stock options                         -      1,671           -           -          69          -      1,740
  Sales to employee benefit and
     dividend reinvestment plans                    -      4,926           -           -          44          -      4,970
  Director stock grants                             -        167           -           -           -          -        167
  Restricted stock grants and other activity, net   -      3,754           -           -        (693)      (901)     2,160
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                 $ 2,800  $ 137,834   $ 424,451     $   205    $ (4,265)  $ (6,461) $ 554,564
===========================================================================================================================


===========================================================================================================================
Balance at December 31, 1998                  $ 2,800  $ 138,848   $ 428,880     $  (272)   $ (4,613)  $ (4,682) $ 560,961
===========================================================================================================================
  Comprehensive income:
     Net income                                     -          -      45,731           -           -          -     45,731
     Unrealized net holding gain (loss)
         on securities, net of reclassification
         adjustments and taxes                      -          -           -      (2,242)          -          -     (2,242)
---------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                        -          -      45,731      (2,242)          -          -     43,489
---------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $.99 per share           -          -     (22,832)          -           -          -    (22,832)
  Purchases of treasury stock                       -          -           -           -     (38,736)         -    (38,736)
  Exercise of stock options                         -        589           -           -         245          -        834
  Sales to employee benefit and
     dividend reinvestment plans                    -      1,444           -           -         593          -      2,037
  Director stock grants                             -         22           -           -          96          -        118
  Restricted stock grants and other activity, net   -        789           -           -       1,351       (507)     1,633
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                 $ 2,800  $ 141,692   $ 451,779     $(2,514)   $(41,064)  $ (5,189) $ 547,504
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                     - 3 -

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Nine Months Ended
                                                                                               September 30
===================================================================================================================
(dollars in thousands)                                                                       1999             1998
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                            $  45,731        $  41,236
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        18,161           14,538
      Amortization of intangibles                                                           2,901            1,801
      Deferred tax expense (benefit)                                                       (1,511)             630
      Net gains on sales of investment securities                                               -             (841)
      Provision for possible loan losses                                                    4,250               73
      Provision for losses on foreclosed assets                                               179               77
      Net gains on sales and other dispositions of foreclosed assets                         (380)          (2,169)
      Net gains on sales of bank premises and equipment                                    (1,023)               -
      Increase (decrease) in accrued income taxes                                           1,236             (353)
      (Increase) decrease in accrued interest receivable and prepaid expenses              (2,437)             250
      Increase in accrued interest payable and other accrued expenses                         545            2,701
-------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                          67,652           57,943
===================================================================================================================
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                      334,057          441,121
  Purchases of investment securities held to maturity                                    (226,019)        (235,879)
  Proceeds from maturities of investment securities available for sale                     49,607           85,107
  Proceeds from sales of investment securities available for sale                               -              858
  Purchases of investment securities available for sale                                  (129,792)          (4,516)
  Net increase in loans                                                                  (218,642)        (271,780)
  Net (increase) decrease in federal funds sold and short-term investments                150,975          (61,526)
  Proceeds from sales and other dispositions of foreclosed assets                           1,457            4,126
  Proceeds from sales of bank premises and equipment                                        3,327            1,058
  Purchases of bank premises and equipment                                                (19,218)         (25,934)
  Net cash acquired in branch purchase                                                          -           84,059
  Other, net                                                                               (5,943)           1,496
-------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (60,191)          18,190
===================================================================================================================
FINANCING ACTIVITIES
  Net decrease in demand deposits, NOW, money market and savings deposits                 (93,141)         (25,716)
  Net increase (decrease) in time deposits                                                 34,723          (70,308)
  Net increase in federal funds purchased and securities sold under
      repurchase agreements                                                                88,014           32,449
  Proceeds from issuance of stock                                                           2,589            6,757
  Purchases of treasury stock                                                             (39,909)            (536)
  Cash dividends                                                                          (22,383)         (19,439)
-------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN FINANCING ACTIVITIES                                                 (30,107)         (76,793)
===================================================================================================================
    DECREASE IN CASH AND CASH EQUIVALENTS                                                 (22,646)            (660)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      214,963          238,058
===================================================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 192,317        $ 237,398
===================================================================================================================

Cash received during the period for:
   Interest income                                                                      $ 256,419        $ 252,133

Cash paid during the period for:
   Interest expense                                                                     $  91,974        $  91,217
   Income taxes                                                                         $  21,650        $  19,755
===================================================================================================================

The accompanying notes are an integral part of these financial statements.


WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated. Prior period financial information has been restated to reflect subsequent business combinations, if any, accounted for as poolings-of-interests. The Company reports the balances and results of operations from business combinations accounted for as purchases from the respective dates of acquisition. Certain financial information for prior periods has been reclassified to conform to the current presentation.
    In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, changes in shareholders' equity and cash flows for the interim periods presented. Adjustments included therein are of a normal recurring nature and include appropriate estimated provisions. Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this Quarterly Report on Form 10-Q.
    These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE
    The components used to calculate basic and diluted earnings per share are as follows:

=================================================================================================================
                                                Three Months Ended September 30   Nine Months Ended September 30
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              1999            1998             1999            1998
-----------------------------------------------------------------------------------------------------------------
Numerator:
  Net income                                            $16,335         $10,655          $45,731         $41,236
  Effect of dilutive securities                               -               -                -               -
-----------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $16,335         $10,655          $45,731         $41,236
-----------------------------------------------------------------------------------------------------------------
Denominator:
  Weighted average shares outstanding                22,827,599      23,346,820       23,153,438      23,245,947
  Effect of dilutive stock options                       76,183         174,142           78,209         246,108
-----------------------------------------------------------------------------------------------------------------
  Denominator for diluted earnings per share         22,903,782      23,520,962       23,231,647      23,492,055
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                    $.72            $.46            $1.98           $1.77
  Diluted                                                  $.71            $.45            $1.97           $1.76
-----------------------------------------------------------------------------------------------------------------
Antidilutive stock options                              507,500         163,750          450,727          55,183
=================================================================================================================

NOTE 3 - STOCK REPURCHASE PROGRAM
    During the third quarter of 1999, the Company repurchased 470,000 shares of its common stock, completing the stock repurchase program announced in the first quarter. Under this program, the Board of Directors had authorized the Company to repurchase up to one million shares, or approximately 4.3%, of its common stock. The Company purchased the one million shares at a weighted-average price of $38.74 per share. There are no specific plans for using the repurchased shares, except for reissuances in connection with employee stock option exercises or other employee stock plans.

NOTE 4-COMPREHENSIVE INCOME
    Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. The Company's comprehensive income was as follows:

==================================================================================================================
                                                            Three Months Ended                Nine Months Ended
                                                               September 30                      September 30
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     1999            1998             1999             1998
------------------------------------------------------------------------------------------------------------------

Net income                                             $ 16,335        $ 10,655         $ 45,731         $ 41,236
Other comprehensive income:
  Unrealized holding gain (loss) on
securities, net of tax                                      (39)            361           (2,314)             270
Reclassification adjustment, net of tax, for
  realized gain on sale of securities
  available for sale included in net income                   -            (541)               -             (541)
Reclassification adjustment, net of tax, for
  amortization of unrealized holding gain
  (loss)on securities transferred from
  available for sale to held to maturity
  included in net income                                     25              35               72              103
------------------------------------------------------------------------------------------------------------------
Comprehensive income                                   $ 16,321        $ 10,510         $ 43,489         $ 41,068
==================================================================================================================


NOTE 5- CONTINGENCIES
    The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
============================================================================================================================
                                                                       1999                               1998
                                                     ------------------------------------------ ----------------------------
(dollars in thousands, except per share data)        Third Quarter Second Quarter First Quarter Fourth Quarter Third Quarter
----------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                          $5,234,148    $5,195,037    $5,219,955    $5,211,919     $4,907,720
  Earning assets                                         4,796,142     4,753,520     4,740,511     4,762,169      4,440,366
  Investment in securities                               1,307,607     1,386,932     1,406,550     1,340,078      1,183,617
  Loans                                                  3,488,000     3,365,957     3,193,257     3,270,581      3,171,422
  Deposits                                               4,198,244     4,195,289     4,198,358     4,256,662      3,988,766
  Shareholders' equity                                     547,504       556,075       569,479       560,961        554,564
----------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                          $5,232,588    $5,236,898    $5,192,831    $5,079,486     $4,812,321
  Earning assets                                         4,793,980     4,782,107     4,728,438     4,622,708      4,392,199
  Investment in securities                               1,359,601     1,409,089     1,387,704     1,201,386      1,239,946
  Loans                                                  3,419,433     3,287,766     3,239,464     3,197,192      3,023,046
  Deposits                                               4,196,385     4,233,337     4,183,433     4,093,579      3,885,729
  Shareholders' equity                                     554,920       564,147       567,651       560,425        555,462
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                       $   88,238     $  85,844    $   84,700    $   86,134     $   84,102
  Interest expense                                          31,286        30,352        29,945        31,129         31,164
  Net interest income                                       56,952        55,492        54,755        55,005         52,938
  Net interest income (TE)                                  58,418        56,899        56,120        56,245         54,118
  Provision for possible loan losses                         2,000         1,250         1,000           -              -
  Non-interest income (exclusive of securities transactions)17,271        16,030        15,226        14,839         13,408
  Securities transactions                                      -             -             -              (2)           833
  Non-interest expense                                      48,078        47,962        47,846        53,437         51,308
  Net income                                                16,335        15,100        14,296        11,443         10,655
  Net income, before tax-effected merger-related expenses   16,335        15,100        14,296        12,283         11,647
----------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                    1.24%         1.16%         1.12%          .89%           .88%
  Return on average shareholders' equity                     11.68%        10.74%        10.21%         8.10%          7.61%
  Net interest margin                                         4.85%         4.77%         4.79%         4.83%          4.90%
  Tier 1 capital ratio                                       12.95%        13.32%        14.00%        13.81%         14.33%
  Total capital ratio                                        14.05%        14.37%        15.07%        14.87%         15.49%
  Leverage ratio                                              9.92%        10.06%        10.35%        10.39%         10.80%
  Average shareholders' equity to average assets             10.61%        10.77%        10.93%        11.03%         11.54%
  Shareholders' equity to total assets                       10.46%        10.70%        10.91%        10.76%         11.30%
  Average loans to average deposits                          81.49%        77.66%        77.44%        78.10%         77.80%
  Reserve for possible loan losses to loans                   1.25%         1.23%         1.28%         1.23%          1.31%
  Non-performing assets to loans plus foreclosed assets        .37%          .38%          .48%          .49%           .52%
  Reserve for possible loan losses to non-performing loans  370.13%       365.92%       301.15%       284.54%        289.99%
----------------------------------------------------------------------------------------------------------------------------
SELECTED COMMON SHARE DATA
  Earnings Per Share
    Basic                                               $      .72    $      .65    $      .61    $      .49     $      .46
    Basic, before tax-effected merger-related expenses  $      .72    $      .65    $      .61    $      .53     $      .50
    Diluted                                             $      .71    $      .65    $      .61    $      .49     $      .45
    Diluted, before tax-effected merger-related expenses$      .71    $      .65    $      .61    $      .52     $      .50
  Dividends
    Cash dividends per share                            $      .33    $      .33    $      .33    $      .30     $      .30
    Dividend payout ratio                                    45.69%        50.52%        54.15%        61.30%         65.73%
  Book Value Per Share                                  $    24.27    $    24.14    $    24.28    $    23.98     $    23.75
  Trading Data
    High stock price                                    $    39.75    $    41.75    $    38.25    $    41.88     $    51.25
    Low stock price                                     $    33.25    $    35.63    $    32.19    $    35.75     $    36.63
    Closing stock price                                 $    34.38    $    39.75    $    36.91    $    37.50     $    41.75
    Trading volume                                       1,866,193     2,625,862     2,809,867     1,922,621      2,093,098
  Average Shares Outstanding
    Basic                                               22,827,599    23,194,136    23,445,367    23,394,769     23,346,820
    Diluted                                             22,903,782    23,278,545    23,519,378    23,522,159     23,520,962
============================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation("the Company" or "Whitney") and its subsidiaries and on their results of operations during the third quarters of 1999 and 1998 and during the nine-month periods through September 30 in each year. The operations of the Company's principal subsidiary, Whitney National Bank ("the Bank,") constitute virtually all of the Company's consolidated operations. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.
                  Prior period financial information has been restated to reflect subsequent business combinations accounted for as poolings-of-interests, if any. The Company reports the balances and results of operations from business combinations accounted for as purchases from the respective dates of acquisition. Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW
         Whitney earned $16.3 million, or $.72 per share, in the third quarter of 1999, compared to $15.1 million, or $.65 per share in the second quarter and $11.6 million, or $.50 per share, in last year's third quarter, before tax-effected merger-related expenses. Return on average assets was 1.24%, and return on average shareholders' equity was 11.68% for the current quarter. These compare with a 1.16% return on average assets and a 10.74% return on average equity for the second quarter and returns of .96% and 8.32%, respectively, for the third quarter in 1998, all before merger-related expenses. The following key items impacted the current quarter's results:
         o Net interest income (TE) increased 8% from the third quarter of 1998 and 3% from the second quarter of 1999. The increase in net interest income resulted from changes in asset mix from loan growth coupled with effective liability cost management. The net interest margin was 4.85% for the quarter, eight basis points higher than the second quarter of 1999 and only five basis points lower than 1998's third quarter.
         o Non-interest income, excluding securities transactions, continued to grow, increasing 29% from the third quarter of 1998 and 8% from the previous quarter. Service charges on deposit accounts increased 22% from the third quarter of 1998 and 2% from 1999's second quarter. Credit card income increased 31% from the same period in 1998 and was essentially unchanged from the previous quarter. Trust service fees improved 30% from the third quarter of 1998 and 4% from the second quarter of 1999. Non-interest income includes gains on sales of banking properties and pre-1933 assets of $1,074,000 in the third quarter of 1999, $52,000 in the previous quarter and $651,000 in the third quarter of 1998.

         o Non-interest expense again showed the positive effects of expense control programs established in late 1998, increasing less than 1% from the previous two quarters. Non-interest expense was $48.1 million in the third quarter, down over $4 million from $52.2 million in the fourth quarter of 1998, excluding conversion and other merger-related expenses. Non-interest expense was $49.9 million in the third quarter of 1998 on the same basis.
         o Sustained loan growth continued to be the primary factor behind quarterly provisions for possible loan losses. Although Whitney recorded $184,000 in net recoveries in the third quarter, the quarterly provision was increased to $2 million, compared to $1.25 million in the second quarter of 1999 and $1 million in 1999's first quarter. No provision was made in 1998's third quarter.

FORWARD-LOOKING STATEMENTS
         To the extent that this Quarterly Report on Form 10-Q contains statements that are not historical facts, they should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, made in good faith by the Company, are based on a number of assumptions about future events the realization of which are subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, those outlined in the Company's 1998 Annual Report on Form 10-K. Actual results could differ materially from those referred to in such forward-looking statements.

FINANCIAL CONDITION

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES
         Total loans of $3.5 billion at September 30, 1999 have increased 7% from $3.3 billion at December 31, 1998. Average loans for the third quarter of 1999 were $3.4 billion, a 13% increase compared to $3.0 billion in the third quarter of 1998 and a 4% increase from 1999's second quarter. Loan growth continues to be broad-based, with the most significant increases in commercial lending of all types.

TABLE 1.  LOANS
=====================================================================================================================
                                                         1999                                     1998
------------------------------------------------------------------------------------ --------------------------------
(dollars in thousands)                September 30          June 30        March 31      December 31    September 30
=====================================================================================================================
Commercial, financial
and agricultural                       $ 1,354,178      $ 1,279,149     $ 1,197,818      $ 1,299,243     $ 1,260,079
Real estate loans - commercial
    and other                            1,167,954        1,136,864       1,067,039        1,036,547         975,444
Real estate loans - retail
mortgage                                   674,546          654,327         636,970          640,214         632,455
Loans to individuals                       290,507          294,416         289,760          292,336         300,515
Lease financing                                815            1,201           1,670            2,241           2,929
---------------------------------------------------------------------------------------------------------------------
    Total loans                        $ 3,488,000      $ 3,365,957     $ 3,193,257      $ 3,270,581     $ 3,171,422
=====================================================================================================================

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the size of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for possible loan losses charged to operating expense. Table 2 on the following page compares third quarter activity in the reserve for possible loan losses with 1999's second quarter and the third quarter of 1998 and also compares nine-month activity for each year.
         At both September 30, 1999 and December 31, 1998, the total of loans internally classified as having above normal credit risk represented approximately 5% of total loans. Throughout most of 1998 this percentage had been at an historical low of 3%. The September 30, 1999 total of $172 million is $15 million above the year-end balance, an increase primarily related to changes in classifications of three large commercial credits. Since the end of 1998, loans for which full repayment is doubtful decreased $1 million. Substandard loans with well-defined weaknesses that, if not corrected, would likely result in some loss increased $14 million over this same period. Loans warranting special attention because of risk characteristics that indicate potential weaknesses also increased by approximately $2 million. Management continually reviews the loan portfolio to identify potentially weak or deteriorating credits.
         Table 3 shows that total non-performing loans have decreased moderately during 1999 from the prior year. With the increase in performing loans classified as substandard or as warranting special attention discussed above, however, it would not be unexpected to see an increase in non-performing loans in the fourth quarter and into 2000 from the current low level.


TABLE 2.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
============================================================================================================================
                                                      Third            Second         Third           Nine Months Ended
                                                     Quarter           Quarter       Quarter            September 30
--------------------------------------------------------------------------------------------   -----------------------------
(dollars in thousands)                                  1999             1999          1998           1999          1998
============================================================================================================================
Balance at the beginning of period                   $41,554          $40,981       $43,377        $40,282       $44,543
Provision for possible loan losses
   charged to operations                               2,000            1,250             -          4,250            73
Loans charged to the reserve:
   Commercial, financial and agricultural                541            2,109         1,975          4,102         5,339
   Real estate                                           491              394           242          1,084           404
   Loans to individuals                                  739              628           463          1,938         1,712
   Lease financing                                        48                3           176             89           525
----------------------------------------------------------------------------------------------------------------------------
      Total charge-offs                                1,819            3,134         2,856          7,213         7,980
----------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural loans        1,307            1,279           325          3,784         1,704
   Real estate                                           414              333           315          1,119         1,976
   Loans to individuals                                  282              845           531          1,516         1,376
   Lease financing                                         -                -             -              -             -
----------------------------------------------------------------------------------------------------------------------------
      Total recoveries                                 2,003            2,457         1,171          6,419         5,056
----------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                           (184)              677         1,685            794         2,924
----------------------------------------------------------------------------------------------------------------------------
Balance at the end of period                         $43,738          $41,554       $41,692        $43,738       $41,692
============================================================================================================================
Ratios:
   Net annualized charge-offs (recoveries)
     to average loans                                   (.02)%            .08 %         .22 %          .03 %         .13 %
   Gross annualized charge-offs to average loans         .21 %            .38 %         .38 %          .29 %         .37 %
   Recoveries to gross charge-off                     110.12 %          78.40 %       41.00 %        88.99 %       63.36 %
   Reserve for possible loan losses to loans
     at quarter end                                     1.25 %           1.23 %        1.31 %         1.25 %        1.31 %
============================================================================================================================


TABLE 3.  NON-PERFORMING ASSETS
============================================================================================================================
                                                                  1999                                     1998
--------------------------------------------------------------------------------------------   -----------------------------
(dollars in thousands)                          September 30          June 30      March 31     December 31     September 30
============================================================================================================================
Loans accounted for on a non-accrual basis          $ 10,095          $ 9,608       $11,591        $ 11,497        $ 11,691
Restructured loans                                     1,722            1,748         2,017           2,660           2,686
----------------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                         11,817           11,356        13,608          14,157          14,377
Foreclosed assets                                      1,178            1,299         1,805           2,004           2,135
----------------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                      $ 12,995          $12,655       $15,413        $ 16,161        $ 16,512
----------------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing               $  2,249          $ 2,481       $ 3,543        $  3,765        $  5,767
----------------------------------------------------------------------------------------------------------------------------

Ratios:
   Non-performing assets to loans
     plus foreclosed assets                              .37%             .38%          .48%            .49%            .52%
   Reserve for possible loan losses to
     non-performing loans                             370.13%          365.92%       301.15%         284.54%         289.99%
   Loans 90 days past due still accruing to loans        .06%             .07%          .11%            .12%            .18%
============================================================================================================================

INVESTMENT IN SECURITIES
         At September 30, 1999, total securities were $1.31 billion, compared to $1.34 billion at December 31, 1998 and $1.18 billion at September 30, 1998. Average investment in securities increased $120 million, or 10%, in the third quarter of 1999 compared to the same period in 1998. Between these same periods, average federal funds sold and other short-term liquidity management investments decreased $114 million. This shift away from short-term investments and into longer-term investments took place as the yield difference between these types of investments increased.

DEPOSITS AND SHORT-TERM BORROWINGS
         At September 30, 1999, total deposits were $4.20 billion, compared to $4.26 billion at December 31, 1998 and $3.99 billion on September 30, 1998. Average deposits for the third quarter were $4.20 billion, 8% over 1998's third quarter and a 1% decrease from the second quarter of 1999. Year-to-year deposit growth was primarily related to the introduction of a new product, "Whitney SELECT", which includes, in most cases, a premium money market account. Deposits in total money market accounts grew $178 million on average for the third quarter compared to the same period in 1998. The deposits assumed with the Lake Charles branch acquisition in September 1998, which totaled approximately $148 million, were also a factor in the year-to-year average deposit growth.
         Short-term borrowings were $443 million at September 30, 1999, a 25% increase over year-end 1998. The increase is largely the result of an increase in the Bank's sweep repurchase product, which grew 28% during this period. Average borrowings in the third quarter were $440 million, compared to $329 million for the same period in 1998, an increase also largely attributable to the sweep repurchase product.

LIQUIDITY
         The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the cash flow needs of the Company and the Bank. Liquidity is provided by a stable base of funding sources, including low cost core deposits, and an adequate level of maturing assets. The Company models liquidity needs on a periodic basis to determine the best strategy of investments and borrowings to meet those needs.
         The Bank had $1.6 billion in unfunded loan commitments outstanding at September 30, 1999, a 16% increase from 1998's year-end. Because commitments and unused lines of credit may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements.
         In order to ensure adequate liquidity, the Company has developed an investment strategy, which plans a level of investment maturities that management considers adequate to meet funding needs. In addition, the Company and the Bank have access to external funding sources in the financial markets and the Bank has developed the ability to gather deposits at a nationwide level. During 1999, the Bank also began building its investment in securities classified as available for sale. This process will further increase liquidity management flexibility.
         The Company's efforts to mitigate risks associated with the Year 2000 situation are discussed below in the section on "Year 2000 Remediation." One of the uncertainties inherent in preparing for the millennium date change is the potential increase in currency demand. Consumers and businesses may react in diverse and unpredictable ways to real or perceived Year 2000 problems, and part of that reaction could include the demand for increased amounts of cash. Although the Bank will continue to proactively inform customers of its and the industry's readiness for Year 2000, it has also taken steps to forecast and prepare for increased cash demands from its customers and has developed plans to obtain and distribute any additional cash supplies that may be needed. The costs of implementing these plans include the opportunity costs of holding cash reserves above normal levels and the direct costs of increased distribution and security services. These costs are expected to be incurred during the fourth quarter of 1999 and into early 2000 but are not currently expected to be material.

ASSET/LIABILITY MANAGEMENT
         As stated in the Company's 1998 Annual Report on Form 10-K, the objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company and the Bank use a number of methods to measure rate sensitivity, including gap analysis, net interest income simulations and monitoring the economic value of equity.
         The Company continues to do modeling and run simulations that test its sensitivity to various economic conditions. The results of simulations done during the third quarter of 1999 show that the Company was within acceptable limits, considering established guidelines.

CAPITAL ADEQUACY
         The Company's capital amounts and ratios are presented in the following table:

TABLE 4.  RISK-BASED CAPITAL AND CAPITAL RATIOS
======================================================================
                                    September 30          December 31
----------------------------------------------------------------------
(dollars in thousands)                      1999                 1998
----------------------------------------------------------------------
Tier 1 capital                       $   515,819          $   524,028
Tier 2 capital                            43,738               40,282
----------------------------------------------------------------------
Total capital                        $   559,557          $   564,310
----------------------------------------------------------------------
Risk-weighted assets                 $ 3,982,176          $ 3,794,290
----------------------------------------------------------------------
Ratios:
     Leverage ratio                         9.92%               10.39%
     Tier 1 capital                        12.95%               13.81%
     Total capital                         14.05%               14.87%
     Equity ratio                          10.46%               10.76%
----------------------------------------------------------------------

         During the third quarter, the Company declared a $.33 per share dividend on its common stock, the same as in the first two quarters of the year. This represents a $.03 per share, or 10%, increase over the dividend declared in each of the first three quarters in 1998. Also during the third quarter, the Company repurchased 470,000 shares of its common stock for a total of $18 million under the stock repurchase program announced in March 1999. This brought the total number of shares repurchased up to the authorized limit of one million at a total price of almost $39 million. The stock repurchase program contributed to the decrease in regulatory capital and regulatory capital ratios from December 31, 1998 as shown in Table 4.

Year 2000 Remediation
         The Year 2000 problem arose because many existing computer programs used only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. The Year 2000 problem poses various risks to the Company. There is the possibility of financial loss if data processing and other systems do not operate as expected. Company operations could be adversely affected by malfunctions within the Company's internal communications and other processing systems or by disruptions in the businesses of key third-party vendors and service providers whose systems may not be Year 2000 compliant. Disruptions in the operations of significant banking customers related to the Year 2000 problem could create credit quality issues. Year 2000 concerns could lead to abnormal demand for cash by customers during late 1999 and early 2000, placing pressure on the Company's liquidity. In addition, the pervasive impact that the Year 2000 situation could have on overall social and economic conditions may create other business and economic risks.
         In response to these risks, a company-wide task force developed a plan to review and test the Company's systems and other business operations for their ability to operate with dates from the next millennium, i.e., for "Year 2000 compliance." The task force identified where remedial steps needed to be taken, and the Company has made all necessary system revisions and/or upgrades. This process also covered non-information systems that employ embedded information technology, such as facilities control systems.
         By the end of the second quarter of 1999, all mission-critical systems had been tested for Year 2000 compliance and had been returned to production. Processes and procedures are in place to ensure that all new projects undertaken deliver Year 2000 compliant solutions, all future third party hardware and software acquisitions are Year 2000 compliant, and all commercial third-party service providers are queried regarding their Year 2000 compliance plans. Although the Company believes its efforts to date and through the end of 1999 will mitigate its exposure to the identified risks to an acceptable level, specific contingency plans have been developed in the event that the efforts to remediate the Company's systems is not fully successful or future steps in the compliance plan cannot be executed in accordance with current expectations. The contingency plans are designed to safeguard the Company under various Year 2000 scenarios and are an addition to the Company's existing business resumption plans.
         There were no significant costs associated with this process during the third quarter of 1999, either internal costs or costs from using outside vendors. During 1999, internal costs have totaled approximately $1 million and outside vendor costs have totaled approximately $600,000. Future costs associated with executing the Company's Year 2000 system compliance plan are also not expected to be significant. The majority of the costs to remediate the Company's systems have been borne by third party vendors who supply the software under annual maintenance fees.
         The Bank began working with certain of its borrowing customers in early 1998 relative to understanding and assessing the customers' progress concerning the Year 2000 problem. These customers represent most of the Bank's investment in commercial loans, and they have asserted that they are Year 2000 compliant. The very small number of customers who do not have adequate plans to assure compliance with Year 2000 needs are receiving extra attention. This attention includes internal training of the Bank's account officers on methods to assist customers as well as protect the Bank's interest and counseling directly with customers to assist them in avoiding disruption to their businesses.
         The Company is also dependent upon customers and others for deposits and other funding sources to fund its assets. In a process similar to that used for borrowing customers, the Company sent assessment questionnaires to major depositors and investment counter-parties. These responses have been used to assess the possible impact of Year 2000 problems on the Company's ability to secure funding to support its operations and have been included in its asset/liability and liquidity modeling and planning. In planning for the possibility that deposit outflows and draws on outstanding loan commitments could exceed the Bank's normal sources of liquidity, the Company has substantially increased its secured credit line at the discount window of its Federal Reserve Bank and has developed substantial new capacity to broker certificates of deposit at a nationwide level.
        The Company has also initiated formal communications with its significant suppliers to determine the extent to which it is vulnerable to those third parties' failures to remediate their own Year 2000 issues. However, there can be no assurance that the systems of other organizations upon which the Company's operations rely, including essential utilities and telecommunications providers, will be made Year 2000 compliant in a timely manner, and no assurance that such a failure to become compliant, or the use of a remedial solution that is incompatible with the Company's systems, would not have a material adverse effect on the Company.
         Because there is no generally accepted definition of "Year 2000 Compliant" and the ability of any organization's system to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, that organization, no business is able to certify or guarantee its compliance. While there can be no assurance that the Company will not be materially adversely affected by Year 2000 problems, it is committed to ensuring that it is fully Year 2000 compliant and believes its plans adequately address the above-mentioned risks.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Net interest income (TE) for the third quarter of 1999 was $58.4 million, 8% higher than the third quarter of 1998 and 3% higher than 1999's second quarter. The higher net interest income is primarily the result of average loan growth. Compared to the prior year's quarter, average loans grew 13%, while average earning assets rose 9%, resulting in a more favorable mix of earning assets. As a percent of earning assets, average loans increased to 71% in the current quarter, compared to 69% in 1998's third quarter. Increases in deposits and short-term borrowings primarily funded loan growth. The growth in deposits mainly reflected an increase in money market deposits and transaction accounts, although the deposits assumed with the Lake Charles branch acquisition in September 1998 were also a factor.
         The net interest margin was 4.85% this quarter, compared to 4.90% in the third quarter of 1998 and 4.77% in 1999's second quarter. The decline from 1998 was primarily the result of a 40 basis point decline in the average prime lending rate between these periods. With the recent tightening by the Federal Reserve, the prime lending rate stood at 8.25% at September 30, 1999 compared to 8.50% at September 30, 1998. Average loan yields decreased 33 basis points between the third quarters of 1998 and 1999, while the total earning asset yield fell 28 basis points. Between these periods, the rates paid on interest-bearing liabilities declined 36 basis points.
          For the first nine months of 1999, net interest income (TE) was $171.4 million, a 6% increase over the same period in 1998. The net interest margin was 4.80% for the 1999 period and 4.95% for the prior year's period. Essentially the same factors impacted the quarterly and year-to-date changes in net interest income and the net interest margin between 1998 and 1999.
         Table 5 presents average balance sheets, net interest income (TE) and interest rates for the third and second quarters of 1999, the third quarter of 1998 and the nine-month period in each year. Table 6 analyzes the components of changes in net interest income between these periods.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(1) AND INTEREST RATES
====================================================================================================================================
(dollars in thousands)                            Third Quarter 1999           Second Quarter 1999           Third Quarter 1998
------------------------------------------------------------------------------------------------------------------------------------
                                              Average                      Average                        Average
                                              Balance   Interest  Rate     Balance     Interest  Rate     Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (tax-equivalent)(1) (2)               $3,419,433  $ 68,359  7.94%   $3,287,766   $ 64,232  7.83%  $3,023,046  $ 63,018   8.27%
------------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                       145,773     2,208  6.01       163,737      2,550  6.25      248,617     4,041   6.45
U.S. agency securities                         472,316     7,002  5.93       503,701      7,508  5.96      382,362     6,210   6.50
Mortgage-backed securities                     542,146     8,227  6.07       547,048      8,263  6.04      458,668     7,204   6.28
Obligations of states and political
  subdivisions (tax-equivalent) (1)            191,491     3,596  7.51       186,396      3,571  7.66      140,566     2,830   8.06
Federal Reserve stock and other corporate
  securities                                     7,875       114  5.74         8,207        123  5.95        9,733       132   5.42
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities(3)      1,359,601    21,147  6.22     1,409,089     22,015  6.25    1,239,946    20,417   6.58
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term investments   14,946       198  5.23        85,252      1,004  4.73      129,207     1,847   5.67
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                   4,793,980    89,704  7.44%    4,782,107   $ 87,251  7.31%   4,392,199  $ 85,282   7.72%
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
Other assets                                   481,054                       496,134                       462,910
Reserve for possible loan losses               (42,446)                      (41,343)                      (42,788)
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                          $5,232,588                    $5,236,898                    $4,812,321
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                        $  466,409  $  1,559  1.33%   $  484,735   $  1,602  1.33%  $  451,636  $  1,913   1.68%
Money market deposits                          772,250     7,027  3.61       752,672      6,722  3.58      594,732     5,840   3.90
Savings deposits                               478,867     2,428  2.01       490,015      2,426  1.99      507,742     3,121   2.44
Other time deposits                            736,747     8,524  4.59       745,236      8,690  4.68      735,875     9,337   5.03
Time deposits $100,000 and over                595,072     7,143  4.76       591,975      6,921  4.69      536,509     6,990   5.17
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits        3,049,345    26,681  3.47     3,064,633     26,361  3.45    2,826,494    27,201   3.82
------------------------------------------------------------------------------------------------------------------------------------
      Short-term borrowings                    439,569     4,605  4.16       401,263      3,991  3.99      329,457     3,963   4.77
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing
              liabilities                    3,488,914  $ 31,286  3.56%    3,465,896   $ 30,352  3.51%   3,155,951  $ 31,164   3.92%
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS
      AND SHAREHOLDERS' EQUITY
Demand deposits                              1,147,040                     1,168,704                     1,059,235
Other liabilities                               41,714                        38,151                        41,673
Shareholders' equity                           554,920                       564,147                       555,462
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders'
               equity                       $5,232,588                    $5,236,898                    $4,812,321
------------------------------------------------------------------------------------------------------------------------------------

      Net interest income and margin
               (tax-equivalent) (1)                     $ 58,418  4.85%                $ 56,899  4.77%              $ 54,118   4.90%
------------------------------------------------------------------------------------------------------------------------------------
      Net earning assets and spread         $1,305,066            3.88%   $1,316,211             3.80%  $1,236,248             3.80%
====================================================================================================================================

      (1) Tax-equivalent  (TE) amounts are calculated  using a marginal federal income tax rate of 35%.
      (2) Average balance includes  non-accruing  loans of $10,167,  $10,440 and $11,721 respectively, in the third and second quarters of 1999 and the third quarter of 1998.
      (3) Average  balance  excludes  unrealized  gain or  loss  on  securities available for sale.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(1) AND INTEREST RATES (continued)
====================================================================================================================================
                                                                  Nine Months Ended                        Nine Months Ended
(dollars in thousands)                                            September 30, 1999                       September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                         Average                                     Average
                                                         Balance      Interest       Rate            Balance      Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (tax-equivalent)(1) (2)                          $3,316,213    $ 195,460       7.88%         $2,896,997   $ 182,092      8.40%
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                  168,633        7,856       6.23             280,336      13,579      6.48
U.S. agency securities                                    489,439       22,040       6.00             456,854      22,174      6.47
Mortgage-backed securities                                534,042       24,262       6.06             450,744      21,277      6.29
Obligations of states and political
   subdivisions (tax-equivalent) (1)                      185,100       10,593       7.63             136,181       8,329      8.16
Federal Reserve stock and other corporate securities        8,149          425       6.95              10,672         440      5.50
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities(3)                 1,385,363       65,176       6.27           1,334,787      65,799      6.58
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term investments              66,840        2,384       4.77             132,779       5,573      5.61
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                              4,768,416    $ 263,020       7.37%          4,364,563   $ 253,464      7.76%
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
   Other assets                                           494,018                                     461,259
   Reserve for possible loan losses                       (41,516)                                    (43,681)
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                     $5,220,918                                  $4,782,141
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW account deposits                                $  491,842    $   4,993       1.36%         $  460,572     $ 5,925      1.72%
   Money market deposits                                  741,304       19,875       3.58             554,070      15,896      3.84
   Savings deposits                                       486,023        7,263       2.00             511,162       9,382      2.45
   Other time deposits                                    746,098       26,226       4.70             734,969      27,751      5.05
   Time deposits $100,000 and over                        582,027       20,664       4.75             550,069      21,411      5.20
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                   3,047,294       79,021       3.47           2,810,842      80,365      3.82
------------------------------------------------------------------------------------------------------------------------------------
      Short-term borrowings                               414,294       12,562       4.05             322,316      11,487      4.77
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities               $3,461,588    $  91,583       3.54%         $3,133,158  $   91,852      3.92%
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS
      AND SHAREHOLDERS' EQUITY
   Demand deposits                                      1,157,137                                   1,064,327
   Other liabilities                                       40,001                                      39,766
   Shareholders' equity                                   562,192                                     544,890
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity       $5,220,918                                  $4,782,141
------------------------------------------------------------------------------------------------------------------------------------

      Net interest income and margin (tax-equivalent) (1)            $ 171,437       4.80%                     $  161,612      4.95%
------------------------------------------------------------------------------------------------------------------------------------
      Net earning assets and spread                    $1,306,828                    3.83%         $1,231,405                  3.84%
====================================================================================================================================

      (1) Tax-equivalent  (TE) amounts are calculated  using a marginal federal income tax rate of 35%.
      (2) Average  balance  includes  non-accruing  loans of $10,430 and $10,507 respectively, in the first nine months of 1999 and
          1998.
      (3) Average  balance  excludes  unrealized  gain or  loss  on  securities available for sale.

TABLE 6. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(1)
====================================================================================================================================
(dollars in thousands)                                    Third Quarter 1999 Compared to:            Nine Months Ended September 30,
                                                 Second Quarter 1999          Third Quarter 1998          1999 Compared to 1998
                                             -------------------------------------------------------  ------------------------------
                                                 Due To        Total        Due To           Total          Due To          Total
                                                Change In     Increase     Change In        Increase      Change In        Increase
                                             ---------------            -----------------             -------------------
                                             Volume    Rate  (Decrease)  Volume    Rate    (Decrease)  Volume     Rate    (Decrease)
====================================================================================================================================
INTEREST INCOME(TE)
      Loans (tax-equivalent)(1)              $3,121   $1,006   $4,127    $7,948  $(2,607)  $5,341     $25,203     $(11,835) $13,368
------------------------------------------------------------------------------------------------------------------------------------

      U.S. Treasury securities                 (254)     (88)    (342)   (1,574)    (259)  (1,833)     (5,222)        (501)  (5,723)
      U.S. agency securities                   (465)     (41)    (506)    1,375     (583)     792       1,525       (1,659)    (134)
      Mortgage-backed securities                (74)      38      (36)    1,277     (254)   1,023       3,809         (824)   2,985
      Obligations of states and political
          subdivisions (tax-equivalent) (1)      96      (71)      25       973     (207)     766       2,829         (565)   2,264
      Federal Reserve stock and other
         corporate securities                    (5)      (4)      (9)      (26)       8      (18)       (117)         102      (15)
------------------------------------------------------------------------------------------------------------------------------------
          Total investment in securities       (702)    (166)    (868)    2,025   (1,295)     730       2,824       (3,447)    (623)
------------------------------------------------------------------------------------------------------------------------------------
      Federal funds sold and
          short-term investments               (902)      96     (806)   (1,514)    (135)  (1,649)     (2,448)        (741)  (3,189)
------------------------------------------------------------------------------------------------------------------------------------
          Total interest income (tax-
            equivalent) (1)                   1,517      936    2,453     8,459   (4,037)   4,422      25,579      (16,023)   9,556
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
      NOW account deposits                      (44)       1      (43)       61     (415)    (354)        382       (1,314)    (932)
      Money market deposits                     235       70      305     1,645     (458)   1,187       5,077       (1,098)   3,979
      Savings deposits                          (39)      41        2      (170)    (523)    (693)       (443)      (1,676)  (2,119)
      Other time deposits                       (63)    (103)    (166)       11     (824)    (813)        415       (1,940)  (1,525)
      Time deposits $100,000 and over            56      166      222       728     (575)     153       1,200       (1,947)    (747)
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing deposits       145      175      320     2,275   (2,795)    (520)      6,631       (7,975)  (1,344)
------------------------------------------------------------------------------------------------------------------------------------
      Short-term borrowings                     427      187      614     1,201     (559)     642       2,957       (1,882)   1,075
------------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                572      362      934     3,476   (3,354)     122       9,588       (9,857)    (269)
------------------------------------------------------------------------------------------------------------------------------------
          Change in net interest income
              (tax-equivalent)(1)            $  945   $  574   $1,519    $4,983  $  (683)  $4,300     $15,991     $ (6,166) $ 9,825
====================================================================================================================================

(1)   Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of  35%.

PROVISION FOR POSSIBLE LOAN LOSSES
         The provision for possible loan losses was $2.0 million for the third quarter of 1999, $1.25 million in 1999's second quarter and $1.0 million in the first quarter of this year. For the first nine months of 1998, there was a nominal provision from a pooled acquisition in the first quarter of that year. The 1999 provisions have exceeded net charge-offs by $3.46 million. This reflects management's consideration, among other factors, of sustained strong loan growth and an increase in performing loans internally classified as having above normal credit risk.

NON-INTEREST INCOME
         Non-interest income, excluding securities transactions, was $17.3 million in the third quarter, compared to $13.4 million in the same quarter of 1998. Excluding one-time gains recognized in each period, non-interest income totaled $16.2 million in 1999 compared to $12.8 million in 1998. This represents an increase of $3.4 million, or 27%. Service charges on deposit accounts rose $1.3 million, or 22%, to $7.1 million in 1999, with approximately $.3 million of this increase related to deposits associated with the Lake Charles branches purchased in September 1998. Credit card fee income rose $.8 million, or 31%, to $3.3 million, reflecting increased volumes in merchant accounts. Trust service fee income rose to $2.1 million, an increase of 30% over the same quarter last year. This increase is mainly the result of new business derived from more aggressive marketing of trust services and an expanding market area. Fee income from secondary mortgage market operations increased to $.7 million, or 25% over the same period last year. This increase is due, in part, to additional business from marketing of these products by the Bank and to a favorable interest rate environment, although the recent upswing in market rates slowed the year-to-year improvement in this income category for the third quarter.
         Late in the second quarter of 1999, the Company opened a new parking facility next to its main office. The operating revenue from this new facility represents approximately a third of the 33% improvement in other non-interest income, excluding one-time gains, in the third quarter of 1999 compared to the same quarter in 1998. Other income categories also contributed to this improvement, with ATM fee income increasing 12%, international services income up 22% and investment services income rising 23%. During the third quarter, Whitney Securities, the Company's new broker-dealer operation, opened for business, but had little impact on financial results for the period.
         For the nine-month period, non-interest income, exclusive of both securities transactions and one-time gains, was $47.4 million, 23% higher than the $38.5 million in 1998. Year-to-date percentage increases by category were generally consistent with the quarterly increases. Service charges on deposit accounts were up $3.4 million, or 20%. Credit card fee income was up $2.2 million, or 31%. Trust services income was up $1.4 million, or 28%. Income from secondary mortgage market operations was up $.9 million, or 48%.
         Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. Several sales transactions closed during the third quarter of 1999, generating gains of approximately $1 million. Early in the fourth quarter, the Bank completed the sale of an additional facility and recognized a gain of $1.3 million which will be reported with fourth quarter results.

NON-INTEREST EXPENSE
         Non-interest expense was $48.1 million for the third quarter of 1999. This is a decrease of $1.8 million, or 4%, from the third quarter of 1998, excluding merger-related expenses.
         Personnel expense decreased by $1.9 million, or 7%, to $24.0 million for the quarter, despite an increase of approximately $.5 million related to branch expansion, including the eight locations purchased in Lake Charles, Louisiana in September of 1998. Health benefits expense in 1998's third quarter included approximately $1.0 million related to self-insured claims that had been underestimated earlier in that year as the Company experienced processing delays in the transition to a new claims administrator. For 1999, the Company has contracted with outside providers for all of its health insurance programs. There was also a net reduction of approximately $.7 million in executive incentive compensation expense between the third quarters of 1998 and 1999. The increases from branch expansion, merit raises and employee incentive and other benefit programs between these quarterly periods have been offset by net staff reductions.
         Equipment and data processing expense increased $.5 million, or 10%. The prior year's quarter includes a special charge of approximately $.4 million related to the upgrade of the Company's mainframe central processing unit. Excluding this item, the year-to-year increase would be $.9 million, or 19%. A portion of this increase, approximately $.5 million, is the result of an increase in depreciation expense from technology upgrades and assets purchased in association with new locations.
         In the third quarter of 1998, the Company incurred approximately $.2 million in expenses for unscheduled mechanical system and other building repairs at several major facilities. Ignoring these items, net occupancy expense increased $.4 million, or 18%, in 1999's third quarter over the prior year period, primarily as a result of the new branch locations and, to a lesser degree, the new parking facility. Credit card transaction processing services expense increased $.6 million, or 30%, consistent with the related growth in revenue mentioned earlier. Before merger-related expenses, legal and other professional services were $.9 million in the third quarter of 1999 and $1.7 million in 1998's third quarter, a decrease of $.8 million, or 47%. The expense total for 1998 includes $.5 million in consulting fees for the preliminary phase of a project to establish a state-of-the-art customer call center.
         Other non-interest expenses, before merger-related costs, decreased $.7 million, or 9%, to $6.5 million in the third quarter of 1999 from $7.1 million in 1998's third quarter. This decrease reflects in large part the cost of the system-wide retail sales automation and sales culture training program that the Company conducted in 1998. The amortization of intangible assets acquired in the Lake Charles purchase transaction increased other non-interest expense by $.4 million in 1999's third quarter compared to 1998.
         For the nine-month period, non-interest expense, excluding merger-related expenses, increased $7.7 million, or 6%, in 1999 compared to 1998. Personnel expense increased only $.8 million or 1.2%, as the impact of branch expansion was offset by reductions in the expense of health benefits and executive incentive compensation. The percentage increases or decreases in other major non-interest expense categories between the first nine months of 1998 and 1999 were generally consistent with the quarter-to-quarter changes, after adjusting for the special charges in 1998's third quarter noted above, and were mainly the result of the same factors cited in the discussion of quarterly results above.

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

         Exhibit 10.20 -   Executive   agreement    between     Whitney  Holding
         Corporation, Whitney National Bank and Thomas L. Callicutt, Jr.   dated
         October 28, 1999.

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


                                             WHITNEY HOLDING CORPORATION
                                                     (Registrant)



                                           By:/s/ Thomas L. Callicutt, Jr.
                                              ----------------------------------
                                              Thomas L. Callicutt, Jr.
                                              Executive Vice President and Chief
                                              Financial Officer (Principal
                                              Accounting Officer)


                                                       November 15, 1999
                                              ----------------------------------
                                                              Date

Exhibit 10.20

                           WHITNEY HOLDING CORPORATION
                                       and
                              WHITNEY NATIONAL BANK

                               EXECUTIVE AGREEMENT
                               -------------------

         THIS AGREEMENT (the "Agreement") is made by and between WHITNEY HOLDING CORPORATION, a corporation organized and existing under the laws of the State of Louisiana (the "Holding Corporation"), WHITNEY NATIONAL BANK, a financial institution organized and existing under the laws of the United States (the "Bank"), and Thomas L. Callicutt Jr. (the "Executive").

         WHEREAS, the Executive is presently employed by each of the Holding Corporation and the Bank as an Executive Vice President;

         NOW, THEREFORE, effective October 28, 1999, the Holding Corporation, the Bank and the Executive agree as follows:


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


                                   SECTION II
                                   ----------
                       TERMINATION RIGHTS AND OBLIGATIONS
                       ----------------------------------

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

         Notwithstanding the preceding paragraph, the Company shall pay any excise tax or similar penalty imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any comparable successor provision, on the Executive as a consequence of any "excess parachute payment" within the meaning of Section 280G of the Code (or a comparable successor provision) payable under this Agreement or any plan, grant, program, contract or other arrangement under which the Executive and the Employer are parties.

         The Executive shall submit to the Company the calculation of the amount to be paid by the Company under this Section 2.4, together with supporting documentation. If the Executive and the Company disagree as to such amount, an independent public accounting firm agreed upon by the Executive and the Company shall make such determination.


                                   SECTION III
                                   -----------
                                  MISCELLANEOUS
                                  -------------

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

         3.2 Employment Rights. The terms of this Agreement shall not be deemed to confer on the Executive any right to continue in the employ of the Employer for any period or any right to continue his present or any other rate of compensation.
                                        5

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

         3.6 Amendment and Termination. This Agreement shall not be amended or terminated by any act of the Company, except as may be expressly agreed upon, in writing, by the Company and the Executive.

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

                                        6

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


EXECUTIVE                                            WHITNEY NATIONAL BANK AND
                                                     WHITNEY HOLDING CORPORATION

/s/ Thomas L. Callicutt, Jr.                         /s/ William L. Marks
-----------------------------------                  ---------------------------
                                                     By:    William L. Marks
                                                     Title: Chairman and CEO

Date:     November 3, 1999                           Date:  November 11, 1999
     ------------------------------                       ----------------------














                                        7