Form 10-K
period 1999-12-31
WHITNEY HOLDING CORP
filed 2000-03-28
CIK 106926

                                 March 27, 2000


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-K for the period ended December 31, 1999.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                               Sincerely,




                                               /s/ Thomas L. Callicutt, Jr.
                                               ---------------------------------
                                               Thomas L. Callicutt, Jr.
                                               Executive Vice President &
                                               Chief Financial Officer
                                               (504) 552-4591

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

For the fiscal year ended December 31, 1999        Commission file number 0-1026

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

  Yes    X      No
       -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          -----

As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates was approximately $652,842,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at February 29, 2000
  --------------------------                --------------------------------
  Common Stock, no par value                           22,597,848

Documents Incorporated by Reference         Part of 10-K in which incorporated
-----------------------------------         ----------------------------------
Proxy Statement for 2000 annual meeting                 Part III
 except for information referred to in
  Item 402(a)(8) of Regulation S-K

================================================================================

                           WHITNEY HOLDING CORPORATION
TABLE OF CONTENTS
                                                                                                              Page
------------------------------------------------------------------------------------------------------------------------------------

PART I
     Item 1:      Business                                                                                       3
     Item 2:      Properties                                                                                     4
     Item 3:      Legal Proceedings                                                                              5
     Item 4:      Submission of Matters to a Vote of Security Holders                                            5
     Item 4a:     Executive Officers of the Registrant                                                           5

------------------------------------------------------------------------------------------------------------------------------------

PART II
     Item 5:      Market for the Registrant's Common Stock and Related Shareholder Matters                       5
     Item 6:      Selected Financial Data                                                                        6
     Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations          7
     Item 7a:     Quantitative and Qualitative Disclosure about Market Risk                                     24
     Item 8:      Financial Statements and Supplementary Data                                                   25
     Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          54

------------------------------------------------------------------------------------------------------------------------------------

PART III
     Item 10:     Directors and Executive Officers of the Registrant                                            54
     Item 11:     Executive Compensation                                                                        57
     Item 12:     Security Ownership of Certain Beneficial Owners and Management                                57
     Item 13:     Certain Relationships and Related Transactions                                                57

------------------------------------------------------------------------------------------------------------------------------------

PART IV
     Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K                               57

     Signatures                                                                                                 60


                               Page 2 of 63 Pages

                                     PART I

Item 1:  BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

     Whitney Holding Corporation (the "Company") is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956 ("BHCA"). The Company began operations in 1962 as the parent of Whitney National Bank, which has been in continuous operation since 1883. Beginning in 1995 and continuing through 1997, the Company operated as a multi-bank holding company, having established the Whitney Bank of Alabama in 1995, the Whitney National Bank of Florida in 1996 and the Whitney National Bank of Mississippi in 1997 in connection with business acquisitions. In January 1998, the Company merged all of its banking operations into Whitney National Bank. Throughout this annual report, references to the "Bank" will cover all former subsidiary banks. The Company also owns Whitney Community Development Corporation, which is authorized to make equity and debt investments in corporations or projects whose activities promote community welfare. Such activities could include providing housing, services or jobs for residents of low income areas and supporting small businesses that service low-income areas. In the third quarter of 1999, the Bank formed Whitney Securities L.L.C., a wholly-owned subsidiary that is expected to begin operations as a broker-dealer in securities during the first quarter of 2000 after obtaining regulatory approvals.

     In November 1999, the Company entered into a definitive agreement to acquire Bank of Houston with two locations in the Houston, Texas metropolitan area. The Company completed this purchase in the first quarter of 2000. Bank of Houston will continue to operate as a separate banking subsidiary of the Company for the foreseeable future.

NATURE OF BUSINESS AND MARKETS

     The Company, through the Bank, engages in community banking in its market areas in the four state Gulf Coast region, including south Louisiana, the coastal region of Mississippi, central and south Alabama, and the western panhandle of Florida. The Bank serves both commercial and retail customers, offering a variety of deposit products and cash management services, secured and unsecured loan facilities, including revolving credit products, and commercial transaction financing. The Bank also provides trust and investment management services to retirement benefit plans, corporations and individuals, and offers certain limited investment brokerage services. Whitney Securities L.L.C. will expand the range of investment services and products that the Bank currently offers directly to its customers. The Bank also maintains a foreign branch on Grand Cayman in the British West Indies.

     Bank of Houston also engages in community banking in the metropolitan area of Houston, Texas, providing deposit and credit products primarily to individuals and smaller-scale commercial customers. The Company expects to expand Bank of Houston's product offerings and widen the scope of its target commercial customer base. Bank of Houston will also market financial services offered by the Bank and Whitney Securities L.L.C.

THE SUBSIDIARY BANK

     All material funds of the Company are invested in the Bank. The Bank has a large number of customer relationships that have been developed over a period of many years. The loss of any single customer or a few customers would not have a material adverse effect on the Bank or the Company. The Bank has customers in a number of foreign countries, but the portion of revenue derived from these foreign customers is not a material portion of its overall revenues.

COMPETITION

     There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Bank. Within its market areas, the Bank competes directly with major banking institutions of comparable or larger size and resources, as well as with various other smaller banking organizations. The Bank also has numerous local and national "non-bank" competitors, including savings and loans, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and registered investment companies.

     The growth of electronic communication and commerce over the Internet influences the Company's competitive environment in several ways. New entities have been formed which deliver financial services and access to financial

                               Page 3 of 63 Pages
products and transactions exclusively through the Internet. New Internet-based services are being and have been developed which are designed to enhance the value of traditional financial products. The Internet will also make it easier for consumers to obtain comparative information on financial products and, over time, could lead to changes in consumer preferences for financial products. Management has been evaluating the competitive challenges posed by the growing use of the Internet and is actively developing a response appropriate in light of its overall market strategy.

     Over the last decade, there has been significant consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. Most recently, consolidation has been driven by general competitive pressures. All of the Bank's major direct banking competitors have been relatively active in expansion through acquisition. Since January 1994 the Company has acquired twelve separate banking operations involving approximately $1.8 billion of assets, including the Bank of Houston transaction. The trend toward industry consolidation is expected to continue in the near term.

INDUSTRY REGULATION AND INFLUENCE OF GOVERMENTAL AGENCIES

     The participants in the financial services industry are subject to varying degrees of regulation and governmental supervision. The current system of laws and regulations will likely change over time and will influence the competitive positions of the participants. Whether these changes will be favorable or unfavorable to the Company and the Bank cannot be predicted.

     The banking industry is extensively regulated under both federal and state law. The regulation and ongoing supervision of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and not for the protection of the holding company's shareholders and creditors.

     The Company is subject to regulation under the BHCA and to supervision by the Board of Governors of the Federal Reserve System ("FRB"). Bank holding companies must seek the FRB's approval for all bank acquisitions and must limit their activities to those permitted under the BHCA. The Office of the Comptroller of the Currency ("OCC") is the Bank's primary regulator and provides ongoing supervision through regular examinations and other means. Bank of Houston is regulated and supervised by the Texas Department of Banking and the FDIC. Bank supervision focuses on evaluating management's ability to identify, assess and control risk in all areas of bank operations in a safe and sound manner. Regulators have a wide range of enforcement actions available to deal with institutions with unacceptable levels of risk. These actions could have a material impact on a bank's financial results and could impose additional limits on a bank's ability to pay dividends to its holding company. Regulators are also charged with monitoring compliance with other laws and regulations, such as those designed to encourage banks to meet the needs of all segments of their service areas. Regulatory agencies consider compliance ratings when deciding, for example, whether to approve an acquisition by the bank or its holding company.

     The monetary and fiscal policies of the FRB also have a significant impact on the banking industry. In its effort to restrain inflationary growth or moderate recessions, the FRB uses various tools to influence the money supply and interest rates. These actions attempt to regulate the availability of bank credit and affect asset yields and cost of funds.

EMPLOYEES

     At the end of 1999, the Company and the Bank employed a total of 2,116 employees. The Company and its subsidiaries provide a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

Item 2:  PROPERTIES

     The Company owns no real estate in its own name. The Company's executive offices are located in downtown New Orleans in the Bank's main office facilities, which the Bank owns. A portion of these facilities, as well as portions of certain other facilities in Louisiana and Mississippi, are available for lease to third parties, although such incidental leasing activity is not material to the Company's overall operations. The Bank owns approximately seventy percent of its 116 active banking facilities. Bank of Houston also owns its two banking locations. The remaining branch facilities are subject to leases, each of which management considers to be reasonable and appropriate to its location. Management ensures that

                               Page 4 of 63 Pages
all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. As a result of this process, the Bank closed transactions involving six of its facilities during 1999, recognizing gains as shown in Table 14 in Item 7.

     In 2000, the Company plans to open or begin construction on three additional branch locations in its Alabama and Florida markets. Total capital expenditures for these new facilities are estimated at $3 million.

     The Bank holds a variety of property interests acquired through the years in settlement of loans. Reference is made to Note 8 to the financial statements included in Item 8 for further information regarding such property interests as of December 31, 1999.

Item 3:  LEGAL PROCEEDINGS

     There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 4a: EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the Company's 1999 10-K, Item 10.

                                     PART II

Item 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     a)The Company's stock is traded over-the-counter on The Nasdaq Stock Market and is reported under the symbol WTNY. The Summary of Quarterly Financial Information located on page 53 shows the range of closing prices of the Company's stock for each calendar quarter of 1999 and 1998 as reported on The Nasdaq Stock Market.

     b)The approximate number of shareholders of record of the Company, as of February 29, 2000, was as follows:

             Title of Class                    Shareholders of Record
             ----------------------------      ----------------------
             Common Stock, no par value                 6,100

     c)Also located on the Summary of Quarterly Financial Information, page 53, are details regarding the dividends declared by the Company.

                               Page 5 of 63 Pages

Item 6:  SELECTED FINANCIAL DATA

              WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
                                                                                 Years Ended December 31
------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                    1999         1998         1997         1996         1995
------------------------------------------------------------------------------------------------------------------------------
YEAR-END BALANCE SHEET DATA
------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                 $5,545,388   $5,211,919   $4,787,447   $4,675,250   $4,367,552
  Earning assets                                                4,983,601    4,762,169    4,359,432    4,233,584    3,939,430
  Investment in securities                                      1,291,863    1,340,078    1,470,967    1,668,000    1,822,582
  Loans                                                         3,673,047    3,270,581    2,864,664    2,484,495    2,027,538
  Deposits                                                      4,309,398    4,256,662    3,935,871    3,672,438    3,656,457
  Shareholders' equity                                            557,103      560,961      525,136      482,992      449,225
------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                                 $5,243,473   $4,857,088   $4,630,995   $4,438,672   $4,117,755
  Earning assets                                                4,793,793    4,429,631    4,229,210    4,043,543    3,742,192
  Investment in securities                                      1,363,456    1,301,163    1,569,143    1,798,811    1,901,027
  Loans                                                         3,377,691    2,972,664    2,609,275    2,174,400    1,745,433
  Deposits                                                      4,206,688    3,930,221    3,679,832    3,569,118    3,453,728
  Shareholders' equity                                            560,261      548,806      503,325      465,347      417,417
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                                $349,813     $336,113     $323,571     $301,586     $278,988
  Interest expense                                                124,065      122,981      122,245      117,368      102,071
  Net interest income                                             225,748      213,132      201,326      184,218      176,917
  Net interest income (TE)                                        231,485      217,858      206,220      189,075      181,122
  Provision for possible loan losses                                6,000           73       (2,120)      (3,626)      (8,616)
  Non-interest income (exclusive of securities transactions)       66,663       58,438       52,827       43,570       39,693
  Securities transactions                                               -          839           12            2           50
  Non-interest expense                                            194,163      194,499      170,245      160,695      146,920
  Net income                                                       62,420       52,679       57,178       47,811       53,646
  Net income, before tax-effected merger-related expenses          62,420       57,237       59,705       51,230       53,646
------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                           1.19%        1.08%        1.23%        1.08%        1.30%
  Return on average shareholders' equity                            11.14%        9.60%       11.36%       10.27%       12.85%
  Net interest margin                                                4.83%        4.92%        4.88%        4.68%        4.84%
  Average loans to average deposits                                 80.29%       75.64%       70.91%       60.92%       50.54%
  Efficiency ratio                                                  65.12%       70.40%       65.72%       69.07%       66.54%
  Efficiency ratio, before merger-related expenses                  65.12%       68.17%       64.41%       67.26%       66.54%
  Reserve for possible loan losses to loans                          1.21%        1.23%        1.55%        1.77%        2.23%
  Non-performing assets to loans plus foreclosed and surplus property .46%         .49%         .51%         .69%        1.12%
  Average shareholders' equity to average assets                    10.68%       11.30%       10.87%       10.48%       10.14%
  Shareholders' equity to total assets                              10.21%       10.76%       10.97%       10.33%       10.29%
  Leverage ratio                                                     9.99%       10.39%       10.83%       10.60%        9.75%
  Tier 1 capital ratio                                              12.75%       13.81%       15.27%       15.39%       17.68%
  Total capital ratio                                               13.83%       14.87%       16.49%       16.64%       18.93%
------------------------------------------------------------------------------------------------------------------------------
SELECTED COMMON SHARE DATA
  Earnings Per Share
      Basic                                                         $2.71        $2.26        $2.48        $2.10        $2.39
      Basic, before tax-effected merger-related expenses            $2.71        $2.46        $2.59        $2.25        $2.39
      Diluted                                                       $2.70        $2.24        $2.46        $2.09        $2.37
      Diluted, before tax-effected merger-related expenses          $2.70        $2.44        $2.57        $2.24        $2.37
  Dividends
      Cash dividends per share                                      $1.32        $1.20        $1.12        $0.97        $0.82
      Dividend payout ratio                                         48.50%       52.57%       42.63%       40.54%       27.79%
  Book Value Per Share
      Book value                                                   $24.68       $23.98       $22.72       $21.14       $19.91
      Tangible book value                                          $23.37       $23.01       $21.90       $20.20       $18.85
  Trading Data
      High stock price                                             $41.75       $63.38       $59.75       $35.88       $34.00
      Low stock price                                              $32.19       $35.75       $34.75       $29.50       $22.00
      Closing stock price                                          $37.06       $37.50       $57.00       $35.38       $31.00
      Trading volume                                            9,370,446    6,574,200    5,582,668    4,514,528    4,577,317
  Average Shares Outstanding
      Basic                                                    23,013,671   23,283,458   23,025,173   22,729,851   22,417,663
      Diluted                                                  23,091,105   23,499,643   23,236,174   22,897,208   22,615,722
------------------------------------------------------------------------------------------------------------------------------

                               Page 6 of 63 Pages

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the Company) and its subsidiaries and on their results of operations during 1999, 1998 and 1997. The Company's principal subsidiary is Whitney National Bank (the Bank), in which virtually all of the Company's operations are contained. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report, particularly the preceding consolidated financial statements and related notes. Certain financial information in prior years has been reclassified to conform to the current year's presentation.

OVERVIEW

     During 1998 and 1997, the Company made six business acquisitions as detailed in Note 3, and the Company incurred conversion and other merger expenses related to the acquisitions in each of these years. Table 1 compares net income, earnings per share, return on average assets and return on average shareholders' equity for 1999, 1998 and 1997, showing the effect of these merger-related expenses.

TABLE 1.  EFFECTS OF MERGER-RELATED EXPENSES                                            Years Ended December 31
------------------------------------------------------------------------------------------------------------------------
(dollars in millions, except per share data)                                         1999         1998         1997
------------------------------------------------------------------------------------------------------------------------
Earnings, before tax-effected merger-related expenses                               $62.4        $57.2       $ 59.7
Tax-effected merger-related expenses                                                    -         (4.5)        (2.5)
------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $62.4        $52.7       $ 57.2
------------------------------------------------------------------------------------------------------------------------
Basic earnings per share, before tax-effected merger-related expenses               $2.71        $2.46       $ 2.59
Effect of tax-effected merger-related expenses                                          -         (.20)        (.11)
------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                            $2.71        $2.26       $ 2.48
------------------------------------------------------------------------------------------------------------------------
Return on average assets, before tax-effected merger-related expenses                1.19 %       1.18 %       1.29 %
Effect of tax-effected merger-related expenses                                          -        ( .10)       ( .06)
------------------------------------------------------------------------------------------------------------------------
Return on average assets                                                             1.19 %       1.08 %       1.23 %
------------------------------------------------------------------------------------------------------------------------
Return on average shareholders' equity, before tax-effected merger-related
expenses                                                                            11.14 %      10.43 %      11.86 %
Effect of tax-effected merger-related expenses                                          -        ( .83)       ( .50)
------------------------------------------------------------------------------------------------------------------------
Return on average shareholders' equity                                              11.14 %       9.60 %      11.36 %
------------------------------------------------------------------------------------------------------------------------

     The Company earned $62.4 million for 1999. This is a $5.2 million, or 9%, increase over the $57.2 million earned in 1998 before tax-effected merger-related expenses. Per share earnings increased 10% to $2.71 in 1999 from $2.46 in 1998 before merger-related expenses. The key components of 1999's earnings performance follow:

o Net interest income, on a taxable-equivalent basis, increased $13.6 million, or 6%, from 1998 to 1999. Strong loan growth of 14% in 1999 continued to have a favorable impact on the mix of earning assets, while the mix of funding sources remained relatively stable and the Company effectively managed its funding costs. The net interest margin remained strong at 4.83% in 1999 compared to 4.92% in 1998.

o Total non-interest income increased $7.4 million, or 12%. A growing customer base and healthy market area economies contributed to strong improvements in income from deposit service charges, merchant processing fees and other fees from credit and debit card transactions, and trust service fees. These factors and a favorable rate environment also contributed to the growth in income from secondary mortgage market operations, although the pace of this growth slowed toward the end of 1999 with rising market rates.

o Non-interest expense, excluding merger-related expenses, increased at a slower rate, rising $5.8 million, or 3%, between 1998 and 1999. Expense control programs begun in late 1998 had a favorable impact on the growth rate of several major expense categories, including personnel expense and net occupancy expense. 1998's non-interest expense had also been unfavorably impacted by unexpected employee benefit costs and certain other items.

o Sustained loan growth was the primary factor behind the $6 million provision for possible loan losses during 1999 compared to a nominal provision in 1998.

                               Page 7 of 63 Pages

o        The  Company  executed  a  $39 million stock repurchase program for one
         million  shares  during  1999  as  part  of  its  ongoing   efforts  to
         effectively manage its capital position.

     Earnings before tax-effected merger-related expenses decreased by $2.5 million in 1998 from 1997. Growth in taxable-equivalent net interest income of $11.6 million, or 6%, resulted primarily from a 14% increase in average loans. Non-interest income grew by $6.4 million, or 12%, primarily because of increases in credit card income and trust service fees resulting from increased business in those areas. Offsetting these positive factors was a $2.2 million change in the provision for possible loan losses and a $21.7 million, or 13%, increase in non-interest expense over 1997, excluding merger-related expenses. Personnel expense rose with the hiring of key employees, increased incentive compensation expense and unexpectedly high health claims. Branch network expansion, including the branches purchased in Lake Charles, Louisiana, also contributed to the increase in non-interest expense, as did expenses related to enhancements to communications and data processing hardware and software, and increased credit card processing charges.

FORWARD-LOOKING STATEMENTS

     Certain statements in this annual report may be regarded as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, made in good faith by the Company, are based on a number of assumptions about the future. Some of the more important assumptions include (i) expectations about overall economic strength and the performance of the economies in the Company's market area, (ii) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions, (iii) reliance on existing or anticipated changes in laws and regulations affecting the activities of the banking industry and other financial service providers, and (iv) expectations regarding the nature and level of competition, changes in consumer behavior and preferences, and the Company's ability to execute its plans to respond effectively.

     Because it is uncertain whether future conditions and events will confirm the Company's assumptions, there is a risk that the Company's future results will differ materially from what is stated in or implied by such forward-looking statements. The Company cautions the reader to consider this risk.

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

     Average loans grew $405 million in 1999 compared to an increase in 1998 of $363 million, or 14% in each period. Table 2, which is based on regulatory collateral codes, shows the Company has experienced significant loan growth in most all major categories.

TABLE 2.  LOANS OUTSTANDING BY TYPE

---------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      1999           1998          1997           1996          1995
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans          $1,466,018     $1,299,243    $1,202,904     $1,039,873    $  879,400
Real estate loans - commercial and other               1,213,465      1,036,547       818,213        698,054       530,769
Real estate loans - retail mortgage                      700,311        640,214       548,771        468,439       384,029
Loans to individuals                                     292,680        292,336       288,810        265,851       219,734
Lease financing                                              573          2,241         5,966         12,278        13,606
---------------------------------------------------------------------------------------------------------------------------
     Total loans                                      $3,673,047     $3,270,581    $2,864,664     $2,484,495    $2,027,538
---------------------------------------------------------------------------------------------------------------------------

     As can be seen in Table 2, commercial loans increased $344 million, or 15%, between year-end 1998 and 1999. Commercial real estate lending, which includes loans secured by properties used in commercial or industrial operations, supplied $177 million of this overall increase, growing 17%. Recent growth has come from a variety of sources. A strong convention and tourism industry in the New Orleans metropolitan area continued to spur demand for hotel construction in 1999, and several new developments are planned for 2000. Hotel loans were approximately 13% of total commercial real estate loans at year-end 1999. The Bank does not provide permanent financing for all of its projects, and this percentage is not expected to grow in 2000. The economic health of the Company's eastern Gulf Coast markets and the attractiveness of

                               Page 8 of 63 Pages
this area as a resort destination are behind the growth in apartment and condominium projects financed by the Bank. The Bank has also increased its financing of a variety of retail, small office and other commercial facilities in this region and throughout its market areas.

     Commercial loans other than those secured by real property increased $167 million, or 13%, from the end of 1998. Loans to customers in the oil and gas industry increased $68 million in 1999, primarily to companies involved in production support and services, as underlying commodity prices rebounded near the end of 1999. The activity in this industry continues to have an important impact on the economies of certain of the Company's market areas, particularly southern Louisiana. At December 31, 1999, outstanding loans to oil and gas industry customers totaled $250 million, or 7% of total loans. Another area of substantial growth in 1999 was in loans secured by collateral other than real estate to provide customers with venture capital funds, although such loans represent only approximately 2% of the portfolio. Loans to retailers were relatively stable, while loans to manufacturers and wholesalers declined, partly as a result of out-of-market acquisitions of local companies. The overall growth in commercial lending also reflects the Company's ability to develop its customer base in its newer market areas and to take advantage of competitive circumstances to attract new business in its established markets.

     Retail  loans,  including  both  retail  mortgage  loans and other loans to individuals, increased $60 million, or 6%, between 1998 and 1999. All of this growth was in the retail mortgage loan category which increased 9% in 1999. Growth in the origination of adjustable-rate mortgage loan products, particularly as market rates rose in the second half of 1999, was a large factor behind this increase. The Company originates conventional fixed-rate mortgage loans primarily for sale in the secondary mortgage market. The successful promotion of the Company's fixed-term home equity loan product was also an important factor in the growth of this loan category. This product offers customers the opportunity to leverage rising home values and equity to obtain tax-advantaged consumer financing. Loans to individuals include various consumer installment and credit line loan products other than retail mortgage loan products. The Company's exit from one segment of this market and consumer preference for tax-advantaged home equity financing impeded growth in this category which was stable between 1998 and 1999. The customer-focused retail sales training program conducted company-wide in 1998 produced enhanced sales efforts that supported the overall growth in retail loans in 1999.

     Table 3 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Approximately 90% of the loans with maturities greater than one year bear fixed rates of interest.

TABLE 3.  LOAN MATURITIES BY TYPE

---------------------------------------------------------------------------------------------------------------------------
                                                                                    December 31
---------------------------------------------------------------------------------------------------------------------------
                                                                One year        One through       More than
(dollars in thousands)                                           or less         five years      five years          Total
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans                  $  925,510         $  464,138        $ 76,370     $1,466,018
Real estate loans- commercial and other                          301,759            620,295         291,411      1,213,465
Real estate loans - retail mortgage                               46,129            219,671         434,511        700,311
Loans to individuals                                             187,319             89,061          16,300        292,680
Lease financing                                                      365                208               -            573
---------------------------------------------------------------------------------------------------------------------------
   Total loans                                                $1,461,082         $1,393,373        $818,592     $3,673,047
---------------------------------------------------------------------------------------------------------------------------

     Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the level of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

     The Company maintains the reserve for possible loan loss at a level that management believes is adequate to absorb potential losses in the portfolio. The factors that management considers in determining the adequacy of the reserve include, but are not limited to, prevailing economic conditions, credit reviews of individual loans, collateral values of properties securing loans, growth in the loan portfolio, composition of the loan portfolio, and past due and non-accruing loans.

                               Page 9 of 63 Pages

     At December 31, 1999, the reserve for possible loan losses was $44.5 million or 1.21% of total loans, compared to $40.3 million, or 1.23% of total loans in 1998. The reserve was 292% of non-performing loans at year-end 1999, compared to 285% at year-end 1998. Table 4 shows the activity in the reserve for possible loan losses over the past five years. The allocation of the reserve is included in Table 5.

TABLE 4.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                              1999         1998           1997          1996         1995
--------------------------------------------------------------------------------------------------------------------------------
Balance at the beginning of year                                 $40,282      $44,543        $44,030       $45,309      $42,983
Reserves acquired in bank purchase                                     -            -              -             -        1,772
Provision for possible loan losses
   charged (credited) to operations                                6,000           73         (2,120)       (3,626)      (8,616)
Loans charged to the reserve
   Commercial, financial and agricultural                          5,533        6,100          5,174         4,981        3,669
   Real estate (primarily commercial)                              1,273          519            462           185          260
   Loans to individuals                                            2,412        5,423          2,474         1,662        1,610
   Lease financing                                                    93          588          1,085         1,849          200
--------------------------------------------------------------------------------------------------------------------------------
      Total                                                        9,311       12,630          9,195         8,677        5,739
--------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off
   Commercial, financial and agricultural                          4,236        3,999          6,290         3,868        5,259
   Real estate (primarily commercial)                              1,256        2,699          3,442         5,481        6,972
   Loans to individuals                                            2,003        1,597          2,096         1,652        2,620
   Lease financing                                                     -            1              -            23           58
--------------------------------------------------------------------------------------------------------------------------------
      Total                                                        7,495        8,296         11,828        11,024       14,909
--------------------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                      (1,816)      (4,334)         2,633         2,347        9,170
--------------------------------------------------------------------------------------------------------------------------------
Balance at the end of year                                       $44,466      $40,282        $44,543       $44,030      $45,309
--------------------------------------------------------------------------------------------------------------------------------
Ratios
     Gross charge-offs to average loans                             .28%         .42%          .35 %         .40 %        .33 %
     Recoveries to gross charge-offs                              80.50%       65.68%       128.64 %      127.05 %     259.78 %
     Net charge-offs (recoveries) to average loans                  .05%         .15%         (.10)%        (.11)%       (.53)%
     Reserve for possible loan losses to loans at end of year      1.21%        1.23%         1.55 %        1.77 %       2.23 %
--------------------------------------------------------------------------------------------------------------------------------


TABLE 5.  ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------------------------------------------------------------------------
                                                                        December 31
--------------------------------------------------------------------------------------------------------------------------------
                                   1999                1998               1997                1996                1995
--------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)       Reserve   Loans     Reserve   Loans    Reserve    Loans    Reserve    Loans    Reserve    Loans
--------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and
   agricultural                 48.4 %   39.9 %    39.7 %    39.7 %    41.5 %    41.9 %    42.0 %    41.8 %    40.8 %    43.4 %
Real estate - commercial
   and other                    28.4     33.0      31.6      31.7      28.3      28.6      26.7      28.1      23.2      26.2
Real estate - retail mortgage   14.9     19.1      20.4      19.6      16.4      19.2      14.8      18.9      12.7      18.9
Loans to individuals             8.0      7.9       7.9       8.9       9.0      10.1       6.9      10.7       8.0      10.8
Lease financing                   .1       .1        .1        .1        .7        .2       2.4        .5       1.9        .7
Unallocated                       .2        -        .3         -       4.1         -       7.2         -      13.4         -
--------------------------------------------------------------------------------------------------------------------------------
Total                          100.0 %  100.0 %   100.0 %   100.0 %   100.0 %   100.0 %   100.0 %   100.0 %   100.0 %   100.0 %
--------------------------------------------------------------------------------------------------------------------------------

                              Page 10 of 63 Pages

     In 1998 the Company charged off $2.7 million of student loans in connection with the final settlement of a claim by the U.S. Department of Education (DOE) related to the Company's participation in guaranteed student loan programs.
Excluding this fully-reserved loan loss, the Company's charge-offs have been relatively stable over the last three years, totaling $9.3 million in 1999, $9.9 million in 1998 and $9.2 million in 1997. Recoveries of loans previously charged off have declined over this three-year period, and the Company has moved to a net charge-off position in 1999 and 1998 from the net recovery position in 1997. Because of anticipated further declines in loan recoveries and continued loan growth, management expects net charge-offs to grow in future periods.

     A minimal provision for possible loan losses of $73,000 was recorded in 1998 by pooled entities prior to acquisition. A portion of the $2.1 million net reserve reduction in 1997 reflected the reversal of excess reserves that had previously been established to cover the settlement of the DOE claim mentioned above.

     Non-performing assets consist of non-performing loans, foreclosed assets and surplus banking property. Table 6 provides information on non-performing assets for the five years ended December 31, 1999. The 6% increase in non-performing assets to $17.1 million at year-end 1999 follows a 10% increase in 1998 from the low point in recent years of $14.7 million at the end of 1997. Despite these increases, non-performing assets as a percent of loans plus foreclosed assets and surplus property have declined over this period to .46% at the end of 1999 from .49% in 1998 and .51% in 1997. With continued loan growth and considering the rise in internally classified assets discussed below, however, total non-performing assets will likely increase in the future.

TABLE 6.  NON-PERFORMING ASSETS

--------------------------------------------------------------------------------------------------------------------------
                                                                              December 31
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   1999           1998           1997           1996           1995
--------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis            $13,601        $11,497        $ 9,335        $ 9,383        $11,839
Restructured loans                                      1,634          2,660          2,342          3,029          2,888
--------------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                          15,235         14,157         11,677         12,412         14,727
Foreclosed assets and surplus property                  1,831          2,004          3,048          4,835          8,056
--------------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                        $17,066        $16,161        $14,725        $17,247        $22,783
--------------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                 $ 2,617        $ 3,765        $ 2,142        $ 3,149        $ 2,084
--------------------------------------------------------------------------------------------------------------------------
Ratios
     Non-performing assets to loans plus
        foreclosed assets and surplus property            .46%           .49%           .51%           .69%          1.12%
     Reserve for possible loan losses to
        non-performing loans                           291.87%        284.54%        381.46%        354.74%        307.66%
     Loans 90 days past due still accruing to loans       .07%           .12%           .07%           .13%           .10%
--------------------------------------------------------------------------------------------------------------------------

     At December 31, 1999, loans internally classified as having above normal credit risk totaled $196 million, an increase of $39 million, or 25%, from $157 million at year-end 1998. Classified loans were approximately 5% of total loans at the end of both 1999 and 1998, up from an historically low level of 3% of total loans at December 31, 1997. The net increase from year-end 1998 is primarily related to changes in the classifications of loans with five large commercial customers, each of which operates in a different industry. The classification totals at December 31, 1999 were as follows: loans as to which there are serious doubts as to full repayment, $7 million; substandard loans with well-defined weaknesses that, if not corrected, would likely result in some loss, $85 million; and loans with risk characteristics that indicate potential weaknesses that warrant special attention, $104 million. Management continually reviews the loan portfolio to identify potentially weak or deteriorating credits.

                              Page 11 of 63 Pages

INVESTMENT IN SECURITIES

     Total investment in securities was $1.29 billion at December 31, 1999, compared to $1.34 billion at year-end 1998. The average total investment portfolio was $1.36 billion in 1999, compared to $1.30 billion in 1998, an increase of $62 million. Between these same periods, average federal funds sold and other short-term liquidity management investments decreased $103 million. This shift away from short-term investments and into longer-term investments took place as the yield difference between these types of investments improved after compressing during the latter part of 1998.

     The weighted-average taxable-equivalent portfolio yield was 6.19% at December 31, 1999, a decrease of 18 basis points from 6.37% at December 31, 1998, reflecting mainly maturities and calls of older higher-yielding securities. At December 31, 1998, the weighted-average yield on securities maturing within one year had been 6.66%. Substantially all of the securities in the investment portfolio bear fixed interest rates.

     Information about contractual investment maturities at December 31, 1999 is shown in Table 7. The weighted-average contractual maturity of the overall securities portfolio was 50 months at December 31, 1999, compared to 47 months at year-end 1998. The carrying value of securities with explicit call options totaled $465 million at year-end 1999. These call options and the projected principal reductions and prepayments on mortgage-backed securities are not reflected in Table 7.

TABLE 7.  DISTRIBUTION OF INVESTMENT MATURITIES

---------------------------------------------------------------------------------------------------------------------------
                                                    December 31, 1999
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)     One year and        Over one           Over five         Over ten years          Total
                               less          through five        through ten
                                                 years              years
---------------------------------------------------------------------------------------------------------------------------
                           Amount   Yield     Amount   Yield    Amount   Yield      Amount   Yield      Amount  Yield
---------------------------------------------------------------------------------------------------------------------------
                                                     SECURITIES AVAILABLE FOR SALE(d)
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities    $ 3,004 6.41 %    $  4,967 5.31 %     $    -      - %     $    -      - %   $  7,971  5.72 %
U.S. agency securities          196 3.32       102,357 5.94        6,579   6.70        4,995   7.12      114,127  6.03
Mortgage-backed securities(a) 4,549 5.71         8,087 5.65       57,241   6.15       13,654   6.01       83,531  6.05
Obligations of states
 and political subdivisions(b)    -    -             -    -          134   8.00          508   9.65          642  9.30
Other corporate securities(c)   250    -             -    -            -      -          411      -          661     -
---------------------------------------------------------------------------------------------------------------------------
    Total                   $ 7,999 5.92 %    $115,411 5.89 %   $ 63,954   6.21 %   $ 19,568   6.40 %   $206,932  6.04 %
---------------------------------------------------------------------------------------------------------------------------
                                                       SECURITIES HELD TO MATURITY
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities    $30,552 6.20 %    $ 77,022 5.97 %   $      -      - %   $      -      - %   $107,574  6.04 %
U.S. agency securities       11,690 5.54       270,301 5.74       75,613   5.81        1,002   6.96      358,606  5.75
Mortgage-backed securities(a) 5,604 6.16       127,106 6.40      187,374   5.96      106,990   6.35      427,074  6.19
Obligations of states and
 political subdivisions(b)   13,011 7.76        63,738 7.74       62,449   7.04       44,953   6.90      184,151  7.30
Federal Reserve stock and
 other corporate
  securities (c)                  -    -             -    -            -      -        7,256      -        7,256     -
---------------------------------------------------------------------------------------------------------------------------
    Total                   $60,857 6.40 %    $538,167 6.16 %   $325,436   6.13 %   $160,471   6.49 % $1,084,931  6.22 %
---------------------------------------------------------------------------------------------------------------------------

(a) Distributed by contractual maturity without regard to repayment schedules or projected prepayments.
(b) Tax exempt yields are expressed on a fully taxable equivalent basis.
(c) These securities have no stated maturities or guaranteed dividends.
(d) These securities are classified as available for sale before maturity.  The actual timing of any potential sales, however, is not determinable at year-end.

     During 1999, the Company began building its investment in securities classified as available for sale, primarily as a means to increase liquidity management flexibility. Such securities constituted 16% of the total investment portfolio at the end of 1999, compared to 8% at the end of 1998. These securities are reported at estimated fair market value in the consolidated balance sheets. The net unrealized loss on available for sale securities was $4.8 million at year-end 1999 and $.3 million at 1998's year-end. These unrealized losses are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity.

                              Page 12 of 63 Pages

     Securities that the Bank positively intends and has the ability to hold to maturity continued to constitute the bulk of the investment portfolio. These securities are carried at amortized cost in the consolidated balance sheets.

     The Bank does not normally maintain a securities trading portfolio. Occasionally, immaterial amounts of trading account securities are held for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

     At December 31, 1999, the Bank held no investment in securities of a single issuer, other than U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies, that exceeded 10% of its shareholders' equity. The Bank has made no investments in financial instruments or participated in agreements with values that are linked to or derived from changes in the value of some underlying asset or index. Such instruments would include futures, forward contracts, option contracts, interest rate swap agreements and other financial arrangements with similar characteristics. These financial instruments or agreements are commonly referred to as derivatives. Management continues to evaluate whether to use deriviatives as part of its asset/liability and liquidity management processes.

DEPOSITS AND SHORT-TERM BORROWINGS

     Deposits were $4.31 billion at December 31, 1999 and $4.26 billion at year-end 1998. Average deposits were $4.21 billion in 1999, a $276 million, or 7%, increase over 1998. Growth was registered in all deposit categories, with the exception of traditional savings account deposits. The most significant growth continued to come from the promotion of bundled banking services, such as the Bank's Whitney SELECT package, that include a premium money market account product. Total money market deposits increased $163 million, or 28%, in 1999 and, as is shown in Table 8, represented approximately 18% of total average deposits compared to 15% in 1998. Total time deposits, which are primarily certificates of deposit, rose 3% in 1999 and were a relatively stable 32% of total deposits. Table 9 shows the maturities of time deposits at December 31, 1999. The Bank continued to show growth in non-interest-bearing demand deposits, with an increase of $81 million, or 7%, on average over 1998. Average non-interest-bearing deposits were 28% of average total deposits during both 1999 and 1998. Deposits acquired with the Lake Charles branches in September 1998 contributed $95 million to the overall increase in average deposits in 1999 and represented a significant portion of the growth in average NOW account deposits and time deposits.

TABLE 8.  AVERAGE DEPOSITS

-------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 1999                         1998                         1997
-------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits           $1,164,231      27.7%        $1,083,530      27.6%      $  996,888      27.1%
NOW account deposits                              488,459      11.6            465,211      11.8          478,338      13.0
Money market deposits                             744,440      17.7            580,828      14.8          389,540      10.6
Savings deposits                                  478,511      11.4            508,180      12.9          542,901      14.8
Other time deposits                               753,545      17.9            743,783      18.9          763,358      20.7
Time deposits $100,000 and over                   577,502      13.7            548,689      14.0          508,807      13.8
-------------------------------------------------------------------------------------------------------------------------------
     Total average deposits                    $4,206,688     100.0%        $3,930,221     100.0%     $ 3,679,832     100.0%
-------------------------------------------------------------------------------------------------------------------------------

                              Page 13 of 63 Pages

TABLE 9.  MATURITIES OF TIME DEPOSITS

--------------------------------------------------------------------------------
(dollars in thousands)
--------------------------------------------------------------------------------
Remaining maturity of time deposits of $100,000 or more
     as of December 31, 1999
          Three months or less                                       $   321,525
          Over three months through twelve months                        231,253
          Over twelve months                                              30,238
--------------------------------------------------------------------------------
               Total time deposits of $100,000 or more                   583,016
--------------------------------------------------------------------------------
Remaining maturity of time deposits of less than $100,000
     as of December 31,1999
          Three months or less                                           189,846
          Over three months through twelve months                        462,793
          Over twelve months                                             140,464
--------------------------------------------------------------------------------
               Total time deposits of less than $100,000                 793,103
--------------------------------------------------------------------------------
               Total time deposit                                    $ 1,376,119
--------------------------------------------------------------------------------

     Short-term borrowings consist of purchases of federal funds and sales of securities under repurchase agreements and were $541 million at December 31, 1999. These short-term borrowings largely represent transactions with customers, but also include $80 million in brokered funds at year-end which were acquired in part to support the build-up of liquidity in connection with the Bank's Year 2000 contingency plan. Average short-term borrowings in 1999 were $434 million, including only $11 million in average brokered funds. This is a $97 million, or 29%, increase over 1998. Substantially all of this increase can be attributed to higher demand for the Bank's sweep repurchase product, which reflects in part the growth in commercial customer relationships and the underlying economic strength of the Company's market areas.

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

     The Bank had over $ 1.2 billion in unfunded loan commitments outstanding at December 31, 1999, an increase of $125 million from 1998's year-end. Note 14 shows the details of these and other unfunded commitments at December 31, 1999 and 1998. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements.

     To ensure adequate liquidity, the Company has developed an investment strategy which plans a level of investment maturities that management considers adequate to meet funding needs. In addition, the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level. As mentioned earlier, the Bank also began building its investment in securities classified as available for sale. This process will further increase liquidity management flexibility.

     The Company's efforts to mitigate risks associated with the Year 2000 problem are discussed below in the section on "Year 2000 Remediation." One of the uncertainties that was addressed in preparing for the date change to a new century was the potential for increased demand for currency. The Bank forecast this demand and implemented a plan to obtain and distribute additional cash supplies throughout its delivery system. Actual demand was well below initial forecasts as is evidenced by the increase in non-interest-bearing cash balances in the consolidated balance sheets at year-end 1999. The costs of holding cash reserves above normal levels and the direct costs of increased distribution and security services were not significant.

                              Page 14 of 63 Pages

ASSET/LIABILITY MANAGEMENT

     The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

     Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company and the Bank obtain measures of their interest rate sensitivity by running net interest income simulations, monitoring the economic value of equity, and preparing gap analyses.

     The simplest method of measuring interest rate sensitivity is gap analysis, which identifies the difference between the dollar volume of assets and liabilities that reprice within specified time periods. Gap analysis has several limitations, including the fact that it is a point in time measurement. Table 10, shows the Company's static gap position as of December 31, 1999.

TABLE 10.  INTEREST RATE SENSITIVITY

--------------------------------------------------------------------------------------------------------------------------------
                                                             By Maturity or Repricing Dates at December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                    0-30       31-90      91-180     181-365     After    Non-Interest
(dollars in millions)                               Days       Days        Days        Days     1 Year       Bearing     Total
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities available for sale                       $  4       $  17         $20       $ 32       $ 134      $    -      $  207
Securities held to maturity                           38          69          86        117         775           -       1,085
Loans                                                757         395         466        531       1,524           -       3,673
Federal funds sold and short-term investments         19           -           -          -           -           -          19
Other assets                                           -           -           -          -           -         470         470
--------------------------------------------------------------------------------------------------------------------------------
     Total assets                                    818         481         572        680       2,433         470       5,454
--------------------------------------------------------------------------------------------------------------------------------
SOURCES OF FUNDS
NOW account deposits                                 510           -           -          -           -           -         510
Money market deposits                                746           -           -          -           -           -         746
Savings deposits                                      14           -           -          -         433           -         447
Other time deposits                                   76         114         198        265         140           -         793
Time deposits $100,000 and over                      207         115         106        125          30           -         583
Short-term borrowings                                541           -           -          -           -           -         541
Non-interest bearing demand deposits                   -           -           -          -           -       1,231       1,231
Other liabilities                                      -           -           -          -           -          46          46
Shareholders' equity                                   -           -           -          -           -         557         557
--------------------------------------------------------------------------------------------------------------------------------
     Total sources of funds                        2,094         229         304        390         603       1,834      $5,454
--------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                    $(1,276)    $   252       $ 268      $ 290      $1,830     $(1,364)     $    -
Cumulative interest rate sensitivity gap         $(1,276)    $(1,024)      $(756)     $(466)     $1,364     $     -
Cumulative interest rate sensitivity gap
    as a percentage of total earning assets       (25.60) %   (20.55) %   (15.17) %   (9.35) %    27.37 %
--------------------------------------------------------------------------------------------------------------------------------

     Table 10 indicates that the Company is liability sensitive. However, static gap does not take into consideration the actions that management intends to take to maximize net interest income over time. The assets and liabilities of the Company are constantly managed to limit changes in earnings because of changes in interest rates.

     A more sophisticated tool used by the Company to evaluate its interest rate sensitivity is a net interest income simulation model, which tests the Bank's reaction to various economic environments. The model's assumptions incorporate management's expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. In general, the simulations indicate that the Company is moderately liability sensitive. Balance sheet and net interest income simulations were run at year-end to determine the impact of various rate scenarios on net interest income for the next twelve-month period. A "base case" scenario used a rate forecast which showed an increase in key rates during 2000 totaling 50 basis points. The results of this simulation showed an increase in net interest income (TE) of approximately $15 million, or 6%, from 1999 levels after consideration of projected asset and liability volumes. When the simulations were subjected to parallel up and down instantaneous rate shocks of 100 to 300 basis points, the model showed an annual impact on the Company's 2000 net interest income (TE) from a negative $23 million at

                              Page 15 of 63 Pages

300 basis points up to a positive $9 million at 300 basis points down. The results of these simulations showed that the Bank was within acceptable limits, considering established internal guidelines.

     The method used for measuring longer-term interest rate risk is the economic value of equity analysis. At year-end 1999, the Company's sensitivity was acceptable under internal guidelines at all levels of rate shock simulation.

     The actual impact of changing interest rates on net interest income is dependent on many factors including the growth of earning assets, the mix of earning assets and interest-bearing liabilities, the timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

     Changes in interest rates affect the fair values of financial  instruments.
Note 15 contains information regarding these fair values. The differences between fair values and book values were primarily the result of differences between contractual and market interest rates at each year-end. Fluctuations in fair values will occur as interest rates change.

IMPACT OF INFLATION AND CHANGING PRICES

     The great majority of assets and liabilities of a financial institution are monetary in nature. Management believes the most significant potential impact of inflationary or deflationary economic cycles on the Company's financial results is its ability to react to changes in interest rates. Interest rates do not, however, necessarily move in the same direction, or at the same magnitude, as the prices of goods and services. As discussed above, management attempts to maintain a balance in its maturity and repricing structure to minimize the effects of economic cycles on the Company's net interest income.

     Inflation and changing prices also have an impact on the growth of total assets in the banking industry and the resulting need to increase capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Changing prices will also affect the trend in non-interest operating expenses and non-interest income.

CAPITAL ADEQUACY

     The Company remained strongly capitalized at December 31, 1999. As part of the effort to effectively manage its capital position, the Company executed a stock repurchase program during 1999, acquiring one million shares, or approximately 4.3%, of its common stock for $39 million. The Company will consider similar programs in the future as appropriate opportunities arise. This stock repurchase program and the continued increase in total and risk-weighted assets, mainly through loan growth, contributed to the decrease in the Company's capital ratios in 1999 as shown in Table 11. Because intangible assets generally must be deducted to determine regulatory capital and are excluded from risk-weighted assets, the increase in intangible assets by approximately $38 million in 2000 from the pending acquisition of Bank of Houston will tend to further reduce the Company's regulatory capital ratios.

TABLE 11.  RISK-BASED CAPITAL AND CAPITAL RATIOS

----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                             1999           1998          1997          1996           1995
----------------------------------------------------------------------------------------------------------------------------
Tier 1 regulatory capital                              $  527,206     $  524,028    $  505,470    $  461,379     $  424,731
Tier 2 regulatory capital                                  44,466         40,282        41,380        37,474         30,029
----------------------------------------------------------------------------------------------------------------------------
     Total regulatory capital                          $  571,672     $  564,310    $  546,850    $  498,853     $  454,760
----------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                   $4,134,623     $3,794,290    $3,310,400    $2,997,914     $2,402,325
----------------------------------------------------------------------------------------------------------------------------
Ratios
     Leverage ratio (Tier 1 capital to average assets)       9.99%         10.39%        10.83%        10.60%          9.75%
     Tier 1 capital to risk-weighted assets                 12.75%         13.81%        15.27%        15.39%         17.68%
     Total capital to risk-weighted assets                  13.83%         14.87%        16.49%        16.64%         18.93%
     Shareholders' equity to total assets                   10.21%         10.76%        10.97%        10.33%         10.29%
     Tangible equity to total assets                         9.60%         10.05%        10.57%         9.87%          9.72%
----------------------------------------------------------------------------------------------------------------------------

     The regulatory capital ratios of the Bank far exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency.

                              Page 16 of 63 Pages

YEAR 2000 REMEDIATION

     For over two years the Company and others within and outside the banking industry worked diligently to address the risks posed by the Year 2000 problem. This situation came about because many existing computer programs used only two digits to identify a year in the date field. This raised the strong possibility that date recognition problems would cause processing errors as we entered the year 2000. The apparent success of these efforts has been widely publicized.

     When the Company began processing in the new century it experienced only a few date-related problems and suffered no disruptions to its operations. Critical services, such as utilities and communication lines, were all available. This also appears to have been the case with major customers and suppliers, although the Bank continues to monitor significant borrowers for any operational problems that would not have become immediately apparent in the new year. While it is possible that Year 2000 problems will still occur, for example in the operations of a system or a process that has not yet been activated in 2000, all mission-critical information processing systems and operationally significant non-information systems that employ embedded information technology are running normally. All new systems will be thoroughly tested for their ability to operate in the year 2000 and beyond before going into production.

     Costs associated with the Company's Year 2000 remediation efforts included both internal costs, primarily personnel-related, and costs from using outside consultants, both of which have been expensed. Non-interest expense for 1999 included internal costs estimated at $1.0 million and external costs totaling approximately $.6 million. In 1998, these costs were $1.6 million and $1.0 million, respectively. There was no significant expense related to Year 2000 remediation efforts in 1997. The Company does not anticipate significant additional costs for 2000. The majority of the costs to remediate the Company's systems were borne by third party vendors who supply software under annual maintenance fees.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income (TE) increased $13.6 million in 1999 from the prior year, following an $11.6 million increase in 1998 over 1997. The percentage increase was 6% in each period. Loan growth was the major factor behind these improvements coupled with the Company's ability to maintain its mix of interest-bearing and interest-free funding sources over these periods and effectively manage its cost of funds. The net interest margin, which is net interest income (TE) as a percent of average earning assets, decreased to 4.83% in 1999 from 4.92% in 1998 and 4.88% in 1997. Tables 12 and 13 show the factors contributing to these changes and the components of these changes.

     The mix of earning assets has shown continued improvement in recent years. Average loans grew 14% in both 1999 and 1998, outpacing the growth in average earning assets of 8% in 1999 and 5% in 1998. As a percent of earning assets, average loans increased to 70% in 1999 from 67% in 1998 and 62% in 1997. The effective loan yield (TE) has declined over this three-year period reflecting in part the trend in market rates over this timeframe. The Company's effective loan yield (TE) decreased 40 basis points between 1998 and 1999, following a decrease of 30 basis points between 1997 and 1998. Approximately 58% of the value of the loan portfolio at year-end 1999 is subject to repricing within one year, which is consistent with the percentage at year-end 1998.

     1999's loan growth was funded mainly by increases in deposits and short-term borrowings. In 1998, the Company funded its loan growth mainly through reductions in the securities portfolio and steady deposit growth. The average securities portfolio decreased by 17% in 1998, although a portion of this decline was caused by a shift to short-term liquidity management investments in response to a flattening yield curve in the latter part of that year. Average securities were approximately 29% of average earning assets in both 1999 and 1998, down from 37% in 1997. The 28 basis point decrease in the effective investment portfolio yield (TE) between 1998 and 1999 generally reflects the lower average reinvestment rates available in 1999.

     As noted above, growth in average deposits supported average earning asset growth in both 1999 and 1998. Average non-interest demand deposits grew 7% in 1999 and 9% in 1998. Average interest-bearing deposits grew 7% in 1999 and 6% in 1998. Traditional savings deposits has been the only interest-bearing deposit category with consistent decreases in recent years. The demand for the Bank's sweep repurchase product led to a 29% increase in average short-term borrowings in 1999 over 1998. The percent of earning assets funded by non-interest-bearing sources, however, has remained relatively stable at approximately 28% in each of the three years ended 1999.

                              Page 17 of 63 Pages

TABLE 12.  SUMMARYOF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (TE) (a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                    1999                            1998                             1997
------------------------------------------------------------------------------------------------------------------------------------
                                         Average                        Average                          Average
(dollars in thousands)                   Balance   Interest  Rate       Balance    Interest  Rate        Balance   Interest  Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
      Loans (TE)(a),(b)                $3,377,691  $267,676  7.92 %   $2,972,664   $247,287  8.32 %   $2,609,275   $224,798  8.62 %
------------------------------------------------------------------------------------------------------------------------------------
      U.S. Treasury securities            155,439     9,616  6.19        263,710     17,010  6.45        520,404    31,063   5.97
      U.S. agency securities              481,990    28,736  5.96        435,925     28,024  6.42        558,306    35,453   6.35
      Mortgage-backed securities          531,544    32,286  6.07        450,436     28,138  6.25        331,175    21,194   6.40
      Obligations of states and political
        subdivisions (TE)(a)              186,365    14,166  7.60        140,873     11,396  8.08        147,935    12,213   8.25
      Federal Reserve stock and other
         corporate securities               8,118       544  6.70         10,219        573  5.61         11,323       641   5.66
------------------------------------------------------------------------------------------------------------------------------------
       Total investment in
         securities(c)                  1,363,456    85,348  6.26      1,301,163     85,141  6.54      1,569,143   100,564   6.41
------------------------------------------------------------------------------------------------------------------------------------
      Federal funds sold and
        short-term investments             52,646     2,526  4.80        155,804      8,411  5.39         50,792     3,103   6.11
------------------------------------------------------------------------------------------------------------------------------------
       Total earning assets             4,793,793  $355,550  7.42 %    4,429,631   $340,839  7.69 %    4,229,210  $328,465   7.77 %
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
      Other assets                        491,915                        470,525                         446,339
      Reserve for possible loan losses    (42,235)                       (43,068)                        (44,554)
------------------------------------------------------------------------------------------------------------------------------------
       Total assets                    $5,243,473                     $4,857,088                      $4,630,995
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
      NOW account deposits             $  488,459  $  6,594  1.35 %   $  465,211   $  7,701  1.66 %   $  478,338  $  9,541  1.99 %
      Money market deposits               744,440    26,838  3.61        580,828     21,901  3.77        389,540    12,827  3.29
      Savings deposits                    478,511     9,585  2.00        508,180     12,070  2.38        542,901    14,301  2.63
      Other time deposits                 753,545    35,371  4.69        743,783     37,403  5.03        763,358    38,463  5.04
      Time deposits $100,000 and over     577,502    27,743  4.80        548,689     28,383  5.17        508,807    26,660  5.24
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits  3,042,457   106,131  3.49      2,846,691    107,458  3.77      2,682,944   101,792  3.79
------------------------------------------------------------------------------------------------------------------------------------
      Short-term borrowings               434,397    17,934  4.13        337,544     15,523  4.59        409,875    20,453  4.99
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing
         liabilities                    3,476,854  $124,065  3.57 %    3,184,235   $122,981  3.86 %    3,092,819  $122,245  3.95 %
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
      Demand deposits                   1,164,231                      1,083,530                         996,888
      Other liabilities                    42,127                         40,517                          37,963
      Shareholders' equity                560,261                        548,806                         503,325
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and
          shareholders' equity         $5,243,473                     $4,857,088                      $4,630,995
------------------------------------------------------------------------------------------------------------------------------------
       Net interest income and margin  (TE)(a)     $231,485  4.83 %                $217,858  4.92 %               $206,220  4.88 %
------------------------------------------------------------------------------------------------------------------------------------
       Net earning assets and spread   $1,316,939            3.85 %   $1,245,396             3.83 %   $1,136,391            3.82 %
------------------------------------------------------------------------------------------------------------------------------------
(a)  Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b)  Average balance includes non-accruing loans of $10,630, $10,679 and $9,208, respectively, in 1999, 1998 and 1997.
(c)  Average balance excludes  unrealized  gain or loss on securities available for sale.

                              Page 18 of 63 Pages

TABLE 13.  SUMMARY OF CHANGES IN NET INTEREST INCOME (TE) (a)
------------------------------------------------------------------------------------------------------------------------------------
                                                  1999 compared to 1998                             1998 compared to 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                Due to                                               Due to
                                              Change in                 Total                      Change in                 Total
                                       -------------------------       Increase             ------------------------       Increase
(dollars in thousands)                  Volume           Rate         (Decrease)             Volume          Rate         (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE) (a)
      Loans (TE)(a),(b)                $32,509         $(12,120)        $20,389             $30,443         $(7,954)        $22,489
------------------------------------------------------------------------------------------------------------------------------------
      U.S. Treasury securities          (6,724)            (670)         (7,394)            (16,384)          2,331         (14,053)
      U.S. agency securities             2,834           (2,122)            712              (7,862)            433          (7,429)
      Mortgage-backed securities         4,945             (797)          4,148               7,461            (517)          6,944
      Obligations of states and
         political subdivisions (TE)(a)  3,493             (723)          2,770                (575)           (242)           (817)
      Federal reserve stock and other
         corporate securities             (130)             101             (29)                (62)             (6)            (68)
------------------------------------------------------------------------------------------------------------------------------------
          Total investment in securities 4,418           (4,211)            207             (17,422)          1,999         (15,423)
------------------------------------------------------------------------------------------------------------------------------------

      Federal funds sold and short term
         investments                    (5,039)            (846)         (5,885)              5,709            (401)          5,308
------------------------------------------------------------------------------------------------------------------------------------
          Total interest income(TE)(a)  31,888          (17,177)         14,711              18,730          (6,356)         12,374
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
      NOW account deposits                 370           (1,477)         (1,107)               (256)         (1,584)         (1,840)
      Money market deposits              5,935             (998)          4,937               7,004           2,070           9,074
      Savings deposits                    (675)          (1,810)         (2,485)               (879)         (1,352)         (2,231)
      Other time deposits                  486           (2,518)         (2,032)               (985)            (75)         (1,060)
      Time deposits $100,000 and over    1,445           (2,085)           (640)              2,067            (344)          1,723
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing
             deposits                    7,561           (8,888)         (1,327)              6,951          (1,285)          5,666
------------------------------------------------------------------------------------------------------------------------------------

      Short-term borrowings              4,118           (1,707)          2,411              (3,413)         (1,517)         (4,930)
------------------------------------------------------------------------------------------------------------------------------------
          Total interest expense        11,679          (10,595)          1,084               3,538          (2,802)            736
------------------------------------------------------------------------------------------------------------------------------------

          Change in net interest
              income (TE)(a)           $20,209         $ (6,582)        $13,627             $15,192         $(3,554)        $11,638
------------------------------------------------------------------------------------------------------------------------------------

(a)  Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Interest  recognized  on a cash basis on  non-accruing  loans and prior cost recovery interest currently recognized on nonaccruing and certain accruing loans was $422, $1,216 and $1,645 in 1999, 1998 and 1997, respectively.

                              Page 19 of 63 Pages

PROVISION FOR POSSIBLE LOAN LOSSES

     As was anticipated at the end of 1998, the Company began providing for possible loan losses in 1999, after a nominal provision from a pooled acquisition in 1998 and a $2.1 million reserve reduction in 1997. The $6.0 million provision in 1999 exceeded net charge-offs by $4.2 million. This reflects management's consideration, among other factors, of sustained strong loan growth and an increase in performing loans internally classified as having above normal credit risk. With continued loan growth it is likely that additional provisions will be required in 2000, although the size of these provisions will reflect asset quality trends and management's ongoing evaluation, based on established internal policies and practices, of the risk of loss inherent in the portfolio.

     For a discussion of changes in the reserve for possible loan losses, non-performing assets and general asset quality, see the earlier section on Loans and Reserve for Possible Loan Losses.

NON-INTEREST INCOME

     Table 14 shows the components of non-interest income for each of the three years ended December 31, 1999, along with the percent changes between years for each component. Non-interest income increased $7.4 million in 1999 and $6.4 million in 1998, or approximately 12% in each period. Excluding income from sales and other dispositions of foreclosed assets and surplus banking property, non-interest income increased 20% in 1999 and 15% in 1998.

TABLE 14.  NON-INTEREST INCOME

------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                         1999      % change        1998      % change        1997
------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                         $27,721         17.1%     $23,668          2.9%     $23,012
Credit card income                                           13,144         30.5       10,075         35.1        7,455
Trust service fees                                            8,511         26.3        6,739         36.9        4,922
ATM fees                                                      3,735          8.4        3,446         14.1        3,021
Secondary mortgage market operations                          3,149         41.2        2,230         99.1        1,120
International services income                                 2,009          6.0        1,895          4.1        1,821
Other fees and charges                                        1,952         11.2        1,755        (10.2)       1,955
Investment services income                                    1,548          5.6        1,466         41.6        1,035
Other operating income                                        1,366        107.9          657        (58.8)       1,594
Net gain on sales and other
   dispositions of foreclosed assets                          1,182        (80.0)       5,897        (11.2)       6,641
Gains of sales of surplus property                            2,346        284.6          610        143.0          251
------------------------------------------------------------------------------------------------------------------------
Total non-interest income before securities transactions     66,663         14.1       58,438         10.6       52,827
Securities transactions                                           -          (a)          839          (a)           12
------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                   $66,663         12.5%     $59,277         12.2%     $52,839
------------------------------------------------------------------------------------------------------------------------
(a)  Not meaningful.

     Income from service charges on deposit accounts increased 17% in 1999 after an increase of 3% in 1998. Revised fee structures for certain deposit services made a significant contribution to the improvement in 1999, as did the overall growth in fee-based deposit accounts and transaction volume. The lower increase from 1997 to 1998 reflects increased deposit business and the assimilation of acquisitions to Whitney's rate schedules, somewhat offset by the migration of customers to Whitney SELECT and other products offering bundled services and lower service charges.

     Credit card income, the second-largest component of non-interest income, grew 30% in 1999 after increasing 35% in 1998. The customer base for merchant processing services continued to expand through successful sales efforts across the Company's market areas, and retail transaction volumes have benefited from healthy local economies. In both 1999 and 1998, the Company expanded the distribution of its debit card product, and the increasing acceptance and use of these cards for retail transactions has been a significant source of growth in the credit card income category.

                              Page 20 of 63 Pages

     Trust service fees grew 26% in 1999 and 37% in 1998. Marketing and incentive-based sales efforts across all market areas again played an important role in building the customer base in 1999. The growth in trust service fees in recent years was also supported by the strong performance of the financial markets over much of this period.

     ATM fees increased 8% in 1999 compared to 14% in 1998. During 1999, the absence of mergers and significant branch expansion activity and a reduced supply of economically attractive non-branch remote sites caused a significant slowdown in the expansion of the Company's network of full-service ATM's and cash dispensers. This is reflected in the slower rate of growth in this income category for 1999. At December 31, 1999, 1998 and 1997 the Company had 193, 191 and 137 ATMs and cash dispensers in service, respectively.

     Fees from secondary mortgage market operations grew strongly in both 1999 and 1998 as favorable interest rates and increased mortgage product emphasis and marketing produced higher origination volumes. As expected, however, origination volumes and fees have fallen off in the latter part of 1999 with the recent upswing in market rates, and this will likely continue into the first part of 2000.

     Late in the second quarter of 1999, the Company opened a new parking facility next to its main office. The operating revenue from this facility totaled $.6 million and accounts for almost all of the increase in 1999 in the other operating income category. The decrease in this income category between 1997 and 1998 reflects certain non-recurring items in the earlier year.

     Net gains on sales and other dispositions of foreclosed assets include income from sales of pre-1933 assets that vary from year to year as opportunities for sales arise. They also include revenue from conditional payouts related to previously sold foreclosed assets. Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. The Bank closed transactions involving six of its facilities during 1999 and several additional transactions in both 1998 and 1997. The gains recognized in each period are shown in Table 14.

NON-INTEREST EXPENSE

     Table 15 shows the components of non-interest expense without merger-related expenses for each of the three years ended December 31, 1999, along with the percent changes between years for each component. Non-interest expense before merger-related expenses increased 3% in 1999 after a 13% increase in 1998.

     Personnel expense increased $.7 million, or .7%, in 1999 after an increase of $10.7 million, or 12%, in 1998. Employee salaries and incentive compensation was essentially flat between 1998 and 1999. During 1999, the Company reduced its full-time equivalent employee base by approximately 7% from the level at the end of 1998 as it completed the integration of employees from merged entities and strengthened the justification process for new positions. In addition, the Company carefully managed the rate of regular merit increases and continued a move to more incentive-based compensation programs. Employee benefits increased approximately $.5 million, or 4%, in 1999. A reduction in health benefit expense from the unusually high level in 1998 was more than offset by a $1.1 million increase in the actuarially determined net periodic pension expense recognized in 1999. Approximately $1.1 million of the increase in personnel expense in 1998 was due to the addition of key personnel and the staffing of additional banking locations opened in that year and the latter part of the previous year. Incentive compensation increased $3.7 million in 1998 primarily as a result of increased incentive bonuses and stock-based incentive compensation as participation and shares granted under the long-term incentive program increased. Also increasing personnel expense in 1998 was unexpectedly high health claims expense under a self-insured medical plan. Beginning in 1999, the Company contracted with outside providers under set fee or premium arrangements for all of its health insurance programs.

                              Page 21 of 63 Pages

TABLE 15.  NON-INTEREST  EXPENSE

-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                        1999      % change          1998     % change         1997
-------------------------------------------------------------------------------------------------------------------------
Employee compensation                                      $83,293            .2%     $83,105          13.7%     $73,062
Employee benefits                                           14,772           3.5       14,272           4.9       13,599
-------------------------------------------------------------------------------------------------------------------------
  Total personnel expense                                   98,065            .7       97,377          12.4       86,661
Equipment and data processing expense                       22,041          14.4       19,261          16.6       16,513
Net occupancy expense                                       15,614           4.5       14,938          13.4       13,174
Credit card processing services                              9,448          27.6        7,405          35.2        5,476
Postage and communications                                   7,887           9.7        7,188          20.7        5,956
Ad valorem taxes                                             6,232          18.3        5,270          22.4        4,305
Legal and professional fees                                  4,823         (12.2)       5,493          42.3        3,859
Stationery and supplies                                      4,298          (3.8)       4,468           7.2        4,167
Other outside services                                       4,295           8.4        3,964           4.5        3,905
Amortization of intangible assets                            3,781          36.2        2,777          14.8        2,418
Advertising                                                  2,194         (28.6)       3,074         (13.1)       3,538
Security services                                            1,553           2.8        1,511         (28.9)       2,126
Deposit insurance and regulatory fees                        1,316          11.2        1,182         (15.0)       1,390
Miscellaneous operating losses                               1,272         (47.2)       2,409         (11.3)       2,716
Training expense                                               764         (64.4)       2,148         172.9          787
Other operating expenses                                    10,580           7.0        9,885            .3        9,857
-------------------------------------------------------------------------------------------------------------------------
Non-interest expense, before
  merger-related expenses                                  194,163           3.1      188,350          12.9      166,848
Merger-related expenses                                          -           (a)        6,149           (a)        3,397
-------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $194,163           (.2)%   $194,499          14.2%    $170,245
-------------------------------------------------------------------------------------------------------------------------
(a)  Not meaningful.

     Equipment and data processing expense increased $2.8 million, or 14%, in 1999 after an increase of $2.7 million, or 17%, in 1998. 1999's increase was caused almost entirely by increased provisions for depreciation and amortization, and changes in these provision were a major factor behind the increase in 1998. During 1999 and 1998, the Company completed the various phases in the development and rollout of a new branch delivery system and standardized office automation network. In 1999 the Company also acquired systems to automate certain back-office functions and increase their effectiveness and efficiency. In both years, the Company made other enhancements to its data processing and communications systems. Branch expansion, including the Lake Charles branch acquisition in September 1998, also contributed to increased expenses in each of these years. Equipment and data processing expense in 1998 also includes approximately $.5 million in special charges related to the upgrade of the Company's mainframe central processing unit in that year.

     Net occupancy expense increased $.7 million, or 5%, in 1999 after growing $2.7 million, or 13%, in 1998. Depreciation expense increased in both 1999 and 1998 largely as a result of the expanded branch network, renovations designed to improve the appearance and functionality of certain facilities and, for 1999 only, the construction of the new parking facility. In addition to the eight Lake Charles locations, the Company opened sixteen newly-constructed branches since the beginning of 1997, including five replacement facilities. The timing of these openings and acquisitions was such that related increases in property taxes were felt mainly in 1999, even though only two locations were opened in that year. During 1999, the Company reevaluated many of its facilities maintenance contracts and negotiated changes that helped produce a net reduction in maintenance and repairs expense compared to 1998. This overall reduction also reflected an unusually high level of unscheduled repair work in 1998.

     Credit card processing services expense grew from 1997 through 1999 at rates that are generally consistent with the growth in revenue from those operations discussed earlier. Postage and communications expense increased 10% in 1999

                              Page 22 of 63 Pages
and 21% in 1998. Branch expansion and an increasing number of customers were the main contributing factors. The increase in 1999 also reflects a postal rate increase. The increase in ad valorem taxes over this period is discussed below in the section on "Income Taxes."

     Amortization of intangible assets acquired with the Lake Charles branch purchase in late 1998 caused a $1.0 million, or 36%, increase in this expense category for 1999. The weighted-average remaining life of intangible assets at December 31, 1999 was approximately thirteen years. The purchase of Bank of Houston in early 2000 will add approximately $38 million in intangible assets and increase amortization expense by approximately $2 million annually.

     Legal and other professional services decreased 12% in 1999 after rising 42% in 1998. These fluctuations reflect the general level of corporate legal activity in each of these periods and also the use of consultants in 1998 for customer call center design work and Year 2000 remediation testing.

     Advertising expense decreased 29% in 1999 following a 13% decrease in 1998. No campaigns were needed in 1999 to introduce the Bank and its products to customers of merged entities. In recent years the Company has also been able to focus more on recurring sales-oriented campaigns while reducing general corporate image advertising and new product introduction campaigns. The marked $1.4 million decrease in training expense in 1999, following a similar increase in 1998 over 1997, reflects the system wide customer-focused sales training program substantially completed in 1998. This program complemented the rollout of the branch delivery system, and both were designed to benefit revenue growth in future periods.

     Security services expense in 1998 was impacted by changes in the mix of on-site armed guards versus other security measures. Even with increases in the number of branch and ATM locations, this expense category decreased 29% in 1998 and grew only 3% in 1999.

     The Company and its merger candidates incur various non-recurring costs to complete merger transactions and to consolidate operations subsequent to a merger. Such merger-related costs include change in control payments and severance or retention bonuses for management and employees of the merged entity, investment banker fees, fees for various professional services and losses on cancellation of contracts and the disposition of obsolete and redundant facilities and equipment. Total merger-related expenses vary with each transaction.

INCOME TAXES

     Income tax expense was $29.8 million in 1999, $25.2 million in 1998 and $28.9 million in 1997. The changes in income tax expense resulted primarily from changes in pretax income and non-deductible merger-related expenses. The Company's effective tax rate was 32.3% in both 1999 and 1998 and 33.6% in 1997. These effective rates were lower than the 35% federal statutory tax rate, primarily because of tax-exempt interest income received from the financing of state and local governments. Louisiana-sourced income of commercial banks is not subject to state income taxes. Rather, banks in Louisiana pay a tax based on the value of their capital stock in lieu of income and franchise taxes, and these ad valorem taxes are included in non-interest expense. This expense will fluctuate based in part on the growth in the Company's equity and earnings and in part based on market valuation trends for the banking industry.

     See Note 20 for additional information on the Company's effective tax rates and the composition of changes in income tax expense for all periods.

FOURTH QUARTER RESULTS

     The Company earned $.74 per share in the fourth quarter of 1999, a 40% increase over the $.53 per share reported for the fourth quarter of 1998 before tax-effected merger-related expenses and a 3% increase from the $.72 per share earned in the third quarter of 1999. Return on average assets increased to 1.25% for the fourth quarter, and return on average shareholders' equity rose to 11.94%. Reported net income was $16.7 million in the fourth quarter of 1999 compared to $11.4 million in 1998's fourth quarter and $16.3 million in the third quarter of 1999.

     The following key items impacted the fourth quarter's results:

o Net interest income (TE) increased 7% from the fourth quarter of 1998 and 3% from the third quarter of 1999. Loan growth fueled an overall increase in higher-yielding earning assets. At the same time, the mix of interest-bearing and non-interest-bearing funding sources remained stable, and the cost of funds was effectively managed during the recent period of rising market rates.

                              Page 23 of 63 Pages

o Non-interest income, excluding securities transactions and sales of banking properties and pre-1933 assets, was 13% higher than the same quarter in 1998 and essentially unchanged from the third quarter of 1999. Credit card income increased 29% from the same period in 1998 and was up 10% from the previous quarter in 1999, partly as a result of a seasonal increase in transaction volume. Trust service fees improved 21% and 7%, respectively, from the fourth quarter of 1998 and the third quarter of 1999. Quarterly income from service charges on deposit accounts was up 10% year over year but slightly below the previous quarter in 1999. Income from secondary mortgage market operations was also down as expected on reduced volume in a rising interest rate environment. Gains on sales of banking properties and pre-1933 assets were $1.9 million in the fourth quarter of 1999, $1.1 million in the previous quarter and $.5 million in the fourth quarter of 1998.

o Throughout 1999, non-interest expense showed the positive effects of expense control programs established in late 1998. Non-interest expense was $50.3 million in the fourth quarter, down $1.9 million from $52.2 million in the fourth quarter of 1998, excluding conversion and other merger-related expenses in the prior year. Compared with the previous quarter in 1999, non-interest expense increased 5%, largely because of the periodic revision of performance-based incentive compensation estimates.

o Sustained loan growth continued to be the primary factor behind quarterly provisions for possible loan losses, which totaled $1.75 million in the fourth quarter and $2.0 million in 1999's third quarter. Whitney had net charge-offs of $1.0 million in the fourth quarter following a small net recovery in the third quarter. The reserve for possible loan losses was 1.21% of total loans at December 31, 1999, 1.25% at September 30, 1999, and 1.23% at
              year-end 1998.

     The Summary of Quarterly Financial Information on page 53 provides selected comparative financial information for each of the four quarters in 1999 and 1998.

Item 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Incorporated by reference to the Company's 1999 10-K, Item 7.

                              Page 24 of 63 Pages

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   WHITNEY HOLDING COPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      December 31

----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                            1999                  1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from financial institutions                                                   $ 230,690            $ 214,963
  Investment in securities
     Securities available for sale                                                             206,932              105,361
     Securities held to maturity, fair values of $1,060,340 and $1,253,113, respectively     1,084,931            1,234,717
----------------------------------------------------------------------------------------------------------------------------
        Total investment in securities                                                       1,291,863            1,340,078
  Federal funds sold and short-term investments                                                 18,691              151,510
  Loans, net of unearned income                                                              3,673,047            3,270,581
     Reserve for possible loan losses                                                          (44,466)             (40,282)
----------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                            3,628,581            3,230,299
----------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment                                                                  169,715              169,724
  Intangible assets                                                                             33,317               37,204
  Accrued interest receivable                                                                   30,694               31,070
  Other assets                                                                                  50,837               37,071
----------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                       $ 5,454,388           $5,211,919
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES

  Non-interest-bearing demand deposits                                                     $ 1,230,509           $1,240,189
  Interest-bearing deposits                                                                  3,078,889            3,016,473
----------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                       4,309,398            4,256,662
----------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and securities sold under repurchase agreements                      541,357              355,322
  Accrued interest payable                                                                      12,389               12,229
  Accounts payable and other accrued liabilities                                                34,141               26,745
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                    4,897,285            4,650,958
----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized --100,000,000 shares
    Issued -- 23,745,512 and 23,669,700 shares, respectively                                     2,800                2,800
  Capital surplus                                                                              141,512              138,848
  Retained earnings                                                                            461,025              428,880
  Accumulated other comprehensive income                                                        (3,483)                (272)
  Treasury stock at cost -- 1,171,458 and 276,703 shares, respectively                         (40,678)              (4,613)
  Unearned restricted stock compensation                                                        (4,073)              (4,682)
----------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                             557,103              560,961
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                         $ 5,454,388           $5,211,919
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              Page 25 of 63 Pages

                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Years Ended December 31

--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                            1999         1998           1997
--------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and fees on loans                                                        $ 266,895    $ 246,534      $ 224,158
  Interest and dividends on investments
    U.S. Treasury securities                                                            9,616       17,010         31,063
    U.S. agency securities                                                             28,736       28,024         35,453
    Mortgage-backed securities                                                         32,286       28,138         21,194
    Obligations of states and political subdivisions                                    9,210        7,423          7,959
    Federal Reserve stock and other corporate securities                                  544          573            641
  Interest on federal funds sold and short-term investments                             2,526        8,411          3,103
--------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                             349,813      336,113        323,571
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                                106,131      107,458        101,792
  Interest on federal funds purchased and securities sold under repurchase agreements  17,934       15,523         20,453
--------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                            124,065      122,981        122,245
--------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                   225,748      213,132        201,326
PROVISION FOR POSSIBLE LOAN LOSSES                                                      6,000           73         (2,120)
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                          219,748      213,059        203,446
--------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                                  27,721       23,668         23,012
  Credit card income                                                                   13,144       10,075          7,455
  Trust service fees                                                                    8,511        6,739          4,922
  Other non-interest income                                                            17,287       17,956         17,438
  Securities transactions                                                                   -          839             12
--------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                          66,663       59,277         52,839
--------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Employee compensation                                                                83,293       84,537         73,543
  Employee benefits                                                                    14,772       14,283         13,599
--------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                            98,065       98,820         87,142
  Equipment and data processing expense                                                22,041       19,555         16,578
  Net occupancy expense                                                                15,614       14,943         13,174
  Credit card processing services                                                       9,448        7,405          5,476
  Postage and communications                                                            7,887        7,188          5,956
  Ad valorem taxes                                                                      6,232        5,270          4,305
  Legal and professional fees                                                           4,823        7,734          5,608
  Stationery and supplies                                                               4,298        4,468          4,167
  Other non-interest expense                                                           25,755       29,116         27,839
--------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                        194,163      194,499        170,245
--------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             92,248       77,837         86,040
INCOME TAX EXPENSE                                                                     29,828       25,158         28,862
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $ 62,420     $ 52,679       $ 57,178
--------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
  Basic                                                                                $ 2.71       $ 2.26         $ 2.48
  Diluted                                                                              $ 2.70       $ 2.24         $ 2.46
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                            23,013,671   23,283,458     23,025,173
  Diluted                                                                          23,091,105   23,499,643     23,236,174
--------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              Page 26 of 63 Pages

               WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                            Accumulated               Unearned
                                                                                Other                Restricted
                                             Common    Capital    Retained  Comprehensive  Treasury     Stock
(dollars in thousands, except per share data) Stock    Surplus    Earnings      Income       Stock   Compensation    Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                 $2,800   $117,345    $371,090      $ (469)    $ (4,693)   $(3,081)    $482,992
----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                    -          -      57,178           -            -          -       57,178
    Other comprehensive income:
      Unrealized net holding gain on
        securities, net of reclassification
        adjustments and tax                       -          -           -         842            -          -          842
----------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                      -          -      57,178         842            -          -       58,020
----------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.12 per share                 -          -     (22,790)          -            -          -      (22,790)
  Cash dividends, pooled entities                 -          -      (1,586)          -            -          -       (1,586)
  Exercise of stock options                       -        861           -           -          295          -        1,156
  Sales to dividend reinvestment and
       employee benefit plans                     -      4,922           -           -          123          -        5,045
  Director stock grants                           -        153           -           -            -          -          153
  Restricted stock grants and other activity, net -      4,035           -           -          590     (2,479)       2,146
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  2,800    127,316     403,892         373       (3,685)    (5,560)     525,136
----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                    -          -      52,679           -            -          -       52,679
    Other comprehensive income:
      Unrealized net holding loss on
      securities, net of reclassification
      adjustments and tax                         -          -           -        (645)           -          -         (645)
----------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                      -          -      52,679        (645)           -          -       52,034
----------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.20 per share                 -          -     (27,041)          -            -          -      (27,041)
  Cash dividends, pooled entities                 -          -        (650)          -            -          -         (650)
  Exercise of stock options                       -      1,997           -           -           37          -        2,034
  Sales to dividend reinvestment and
       employee benefit plans                     -      6,005           -           -          150          -        6,155
  Director stock grants                           -        167           -           -            -          -          167
  Restricted stock grants and other activity, net -      3,363           -           -       (1,115)       878        3,126
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  2,800    138,848     428,880        (272)      (4,613)    (4,682)     560,961
----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                    -          -      62,420           -            -          -       62,420
    Other comprehensive income:
      Unrealized net holding loss on
        securities, net of reclassification
        adjustments and tax                       -          -           -      (3,211)           -          -       (3,211)
----------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                      -          -      62,420      (3,211)           -          -       59,209
----------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.32 per share                 -          -     (30,275)          -            -          -      (30,275)
  Purchases of treasury stock
       under repurchase plan                      -          -           -           -      (38,736)         -      (38,736)
  Exercise of stock options                       -        589           -           -          288          -          877
  Sales to dividend reinvestment and
       employee benefit plans                     -      1,430           -           -        1,329          -        2,759
  Director stock grants                           -         22           -           -           96          -          118
  Restricted stock grants and other activity, net -        623           -           -          958        609        2,190
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 $2,800   $141,512    $461,025     $(3,483)    $(40,678)   $(4,073)    $557,103
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              Page 27 of 63 Pages

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Years Ended December 31
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                      1999         1998          1997
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                           $ 62,420      $ 52,679      $ 57,178
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
      Depreciation and amortization                                                      24,094        20,420        18,572
      Amortization of intangibles                                                         3,781         2,777         2,418
      Deferred tax expense (benefit)                                                     (2,021)         (486)          221
      Net gains on sales of investment securities                                             -          (839)          (12)
      Provision for possible loan losses                                                  6,000            73        (2,120)
      Provision for losses on foreclosed assets                                             201           128           243
      Net gains on sales and other dispositions of foreclosed assets                     (1,182)       (5,897)       (6,641)
      Net (gains) losses on sales and other dispositions of surplus property             (2,262)           51           486
      Increase (decrease) in accrued income taxes                                           811           (51)        1,725
      Decrease in accrued interest receivable and prepaid expenses                        2,129           420         1,719
      Increase in accrued interest payable and other accrued expenses                     1,705         1,462         1,477
----------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                        95,676        70,737        75,266
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                    374,605       551,791       777,045
  Purchases of investment securities held to maturity                                  (226,085)     (522,828)     (633,357)
  Proceeds from maturities of investment securities available for sale                   67,945       105,698       128,222
  Proceeds from sales of investment securities available for sale                             -         1,051             -
  Purchases of investment securities available for sale                                (174,652)       (4,927)      (75,866)
  Net increase in loans                                                                (405,341)     (371,130)     (378,408)
  Net (increase) decrease in federal funds sold and short-term investments              132,819      (127,709)       56,063
  Proceeds from sales and other dispositions of foreclosed assets                         2,780         8,089         8,756
  Proceeds from sales of surplus property                                                 5,812         1,734         2,114
  Purchases of bank premises and equipment                                              (23,337)      (36,936)      (36,008)
  Net cash acquired in branch purchase                                                        -        83,459             -
  Other, net                                                                             (6,831)          (92)        2,001
----------------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                                           (252,285)     (311,800)     (149,438)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW, money market and savings deposits     (3,761)      238,370       147,151
  Net increase (decrease) in time deposits                                               56,497       (66,496)      115,671
  Net increase (decrease) in federal funds purchased and securities sold under
      repurchase agreements                                                             186,035        65,636      (194,734)
  Proceeds from issuance of stock                                                         3,354         8,201         6,044
  Purchases of treasury stock                                                           (39,948)       (1,300)         (513)
  Cash dividends                                                                        (29,841)      (26,443)      (23,425)
----------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                        172,336       217,968        50,194
----------------------------------------------------------------------------------------------------------------------------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  15,727       (23,095)      (23,978)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   214,963       238,058       262,036
----------------------------------------------------------------------------------------------------------------------------
       CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 230,690     $ 214,963     $ 238,058
----------------------------------------------------------------------------------------------------------------------------

Cash received during the year for:
   Interest income                                                                    $ 350,189     $ 340,793     $ 324,564
Cash paid during the year for:
   Interest expense                                                                   $ 123,905     $ 122,066     $ 121,684
   Income taxes                                                                       $  29,800     $  23,482     $  26,489
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              Page 28 of 63 Pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

NATURE OF BUSINESS

     Whitney Holding Corporation ("the Company") is a Louisiana bank holding company headquartered in New Orleans, Louisiana. The Company's principal subsidiary is Whitney National Bank ("the Bank"), which has been in continuous operation since 1883 and represents virtually all of the operations and net income of the Company. The Bank engages in community banking in its market areas in the four state Gulf Coast region, including southern Louisiana, the coastal region of Mississippi, central and south Alabama, and the panhandle of Florida. The Bank offers commercial and retail banking products and services, including trust products and investment services, to the customers in the communities it serves.

     During the third quarter of 1999, the Bank formed Whitney Securities L.L.C., a wholly-owned subsidiary that is expected to begin operations as a broker-dealer in securities during the first quarter of 2000 after obtaining regulatory approvals. Whitney Securites L.L.C. will expand the range of broker-dealer products and services that the Bank currently offers on a limited basis directly to its customers.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS

     The accounting and reporting policies of the Company and its subsidiaries follow generally accepted accounting principles and practices within the banking industry. The following is a summary of the more significant accounting policies:

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior year financial statements have been restated to reflect subsequent business combinations, if any, accounted for as poolings-of-interests. The Company reports the balances and results of operations from business combinations accounted for as purchases from the respective dates of acquisition. Certain financial information for prior years has been reclassified to conform to the current year's presentation.

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

     Securities not meeting the criteria to be classified as either trading securities or securities held to maturity are classified as available for sale and are carried at fair value. Net unrealized holding gains or losses are excluded from net income and are recognized in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity.

                              Page 29 of 63 Pages

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

Loans

     Loans are carried at the principal amounts outstanding net of unearned income. Interest on loans and accretion of unearned income, including deferred loan fees, are computed to yield a level rate of return on recorded principal.

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

Reserve for Possible Loan Losses

     The reserve for possible loan losses is maintained at a level which, in the opinion of management, is adequate to absorb potential losses inherent in the loan portfolio. The adequacy of the reserve level is evaluated on an ongoing basis. Factors considered include estimated potential losses from specific lending relationships, including unused loan commitments and credit guarantees; general economic conditions; economic conditions affecting specific classes of borrowers or types of loan collateral; historic loss experience; and various trends in loan portfolio characteristics, such as volume, maturity, customer mix, delinquencies and non-accruals. Changes in management's evaluation over time are reflected in the provision for possible loan losses charged to operating expense.

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

Foreclosed Assets and Surplus Property

     Collateral acquired through foreclosure or in settlement of loans and surplus banking property are reported with other assets in the consolidated balance sheets. With the exception of pre-1933 property interests, which are assigned a nominal book value, these assets are recorded at estimated fair value, less estimated selling costs, if this

                              Page 30 of 63 Pages
value is lower than the carrying value of the related loan or property asset. The initial reduction in the carrying amount of a loan to the fair value of the collateral received is charged to the reserve for possible loan losses. Losses arising from the transfer of bank premises and equipment to surplus property are charged to current earnings. Subsequent valuation adjustments for either foreclosed assets or surplus property are also included in current earnings, as are the revenues and expenses associated with managing these assets prior to sale.

Intangible Assets

     The unamortized cost of intangible assets is included in other assets. Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, including identified intangible assets, is amortized on a straight-line basis over periods of up to twenty-five years. Identified intangible assets, such as the value of purchased deposit relationships, are amortized using the straight-line method over the periods benefited. The Company periodically reviews its intangible assets for possible impairment in value or life.

Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method. Under this method the expected tax consequences of temporary differences that arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either deferred tax liabilities to be settled in the future or deferred tax assets that will be realized as a reduction of future taxes payable. Currently enacted tax rates and laws are used to calculate expected tax consequences when such amounts are settled or realized. Valuation allowances are established against net deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the assets will not be realized.

Earnings Per Share

     Basic earnings per share is computed by dividing income applicable to common shares (net income in all periods presented) by the weighted-average number of common shares outstanding for the applicable period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding increased by the number of additional shares that would have been issued if potentially dilutive stock options had been exercised as determined using the treasury stock method.

Statements of Cash Flows

     The Company considers only cash on hand and balances due from financial institutions as cash and cash equivalents for purposes of the consolidated statements of cash flows.

Operating Segment Disclosures

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," which was effective for 1998, established standards for reporting information about a company's operating segments using a "management approach." Reportable segments are identified as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company evaluated its potential operating segments against the criteria specified in the statement and has determined that no operating segment disclosures are required in 1999 or 1998 because of the aggregation concepts specified in the statement.

Other

     Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the consolidated balance sheets. Generally, certain minor sources of income are recorded on a cash basis, which does not differ materially from the accrual basis.

                              Page 31 of 63 Pages

Recent Pronouncements

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities, in which the Company does not presently participate. The provisions of SFAS No. 133 are effective as of January 1, 2001 for the Company, with early adoption permitted. Upon adoption, the Company may transfer any security held to maturity into the available for sale category without calling into question the Company's intent to hold other debt securities to maturity. The Company has not determined what transfers would be made in accordance with this provision. Other than for the effects of any such transfers, the adoption of this accounting standard is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 3

MERGERS AND ACQUISITIONS

     In November 1999, the Company announced it had entered into a definitive agreement to acquire Bank of Houston, which has approximately $185 million in total assets and $163 million in total deposits in two locations in the Houston, Texas metropolitan area. The total all-cash purchase price will be approximately $58 million. The anticipated acquisition will be accounted for as a purchase and is subject to approval by appropriate regulatory agencies. The Company expects to complete this acqusition in the first quarter of 2000.

     In September 1998, the Bank purchased substantially all of the assets and deposits of eight of the branches of The First National Bank of Lake Charles in southwest Louisiana. These branches had approximately $39 million of loans and $149 million of deposits at the time of purchase. In connection with this purchase, the Bank recorded goodwill and deposit intangibles totaling $21 million. The deposit intangibles are being amortized over the estimated lives of the deposits, approximately eight years, and the goodwill is being amortized over twenty-five years. The results of operations of the Lake Charles branches are included in the financial statements from the acquisition date. The pro forma impact of this acquisition on the Company's results of operations is not material.

     During the three-year period ended December 31, 1999, five financial institutions merged with the Company. These mergers were accounted for as poolings-of-interests, and the Company's financial statements have been restated to include these pooled companies. These financial institutions include First National Bankshares, Inc. ("FNB"), the parent of First National Bank of Houma, Louisiana; Merchants Bancshares, Inc. ("Merchants"), the parent of Merchants Bank & Trust Company, Gulfport, Mississippi; Meritrust Federal Savings Bank ("Meritrust"), Thibodaux, Louisiana; Louisiana National Security Bank ("LNSB"), Donaldsonville, Louisiana; and The First National Bancorp of Greenville, Inc. ("Greenville"), Greenville, Alabama. The following table shows the merger date, assets acquired and the number of Company common shares issued for each of the merged institutions.

--------------------------------------------------------------------------------------------------------
(dollars in millions)                    Merger Date           Assets Acquired            Shares Issued
--------------------------------------------------------------------------------------------------------
FNB                                     February 28, 1997             $235                     1,132,983
Merchants                                  April 18, 1997             $208                     1,451,507
Meritrust                                  April 24, 1998             $233                     1,046,686
LNSB                                         May 16, 1998             $104                       542,476
Greenville                                August 21, 1998             $115                       720,938
--------------------------------------------------------------------------------------------------------

                              Page 32 of 63 Pages

NOTE 4
INVESTMENT IN SECURITIES

     Summary information about securities available for sale and securities held to maturity follows:

----------------------------------------------------------------------------------------------------------------
                                         Securities Available for Sale
----------------------------------------------------------------------------------------------------------------
                                                     Amortized       Unrealized     Unrealized        Fair
(dollars in thousands)                                  Cost            Gains        (Losses)         Value
----------------------------------------------------------------------------------------------------------------
December 31, 1999
----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                 $  8,019          $   5       $   (53)        $  7,971
U.S. Agency securities                                    116,690             13        (2,576)         114,127
Mortgage-backed securities                                 85,672             10        (2,151)          83,531
Obligations of states and political subdivisions              634              8             -              642
Other corporate securities                                    758              -           (97)             661
----------------------------------------------------------------------------------------------------------------
    Total                                                $211,773          $  36       $(4,877)        $206,932
----------------------------------------------------------------------------------------------------------------
December 31, 1998
----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                 $ 19,986          $ 154       $    (1)        $ 20,139
U.S. agency securities                                     41,123            238           (90)          41,271
Mortgage-backed securities                                 42,452            293          (344)          42,401
Obligations of states and political subdivisions              904             48             -              952
Other corporate securities                                    648              -           (50)             598
----------------------------------------------------------------------------------------------------------------
    Total                                                $105,113          $ 733       $  (485)        $105,361
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
                                          Securities Held to Maturity
----------------------------------------------------------------------------------------------------------------
                                                     Amortized       Unrealized     Unrealized        Fair
(dollars in thousands)                                  Cost            Gains        (Losses)         Value
----------------------------------------------------------------------------------------------------------------
December 31, 1999
----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                               $  107,574        $   233      $   (711)      $  107,096
U.S. agency securities                                    358,606              4       (15,413)         343,197
Mortgage-backed securities                                427,074            300       (10,421)         416,953
Obligations of states and political subdivisions          184,151          1,073        (4,983)         180,241
Federal Reserve stock and other corporate
   securities                                               7,526          5,327             -           12,853
----------------------------------------------------------------------------------------------------------------
    Total                                              $1,084,931        $ 6,937      $(31,528)      $1,060,340
----------------------------------------------------------------------------------------------------------------
December 31, 1998
----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                               $  183,270        $ 3,754      $    (3)       $ 187,021
U.S. agency securities                                    431,135          2,429        (1,706)         431,858
Mortgage-backed securities                                453,545          5,596          (422)         458,719
Obligations of states and political subdivisions          158,686          5,117          (121)         163,682
Federal Reserve stock and other corporate
   securities                                               8,081          3,752             -           11,833
----------------------------------------------------------------------------------------------------------------
    Total                                              $1,234,717        $20,648      $ (2,252)      $1,253,113
----------------------------------------------------------------------------------------------------------------

                              Page 33 of 63 Pages

     The amortized cost and estimated fair value of securities available for sale and held to maturity by contractual maturity follow:

-----------------------------------------------------------------------
                    Securities Available for Sale

-----------------------------------------------------------------------
                                        Amortized            Fair
(dollars in thousands)                     Cost             Value
-----------------------------------------------------------------------
December 31, 1999
-----------------------------------------------------------------------
Within one year                            $   8,026         $   7,999
One to five years                            117,958           115,411
Five to ten years                             65,581            63,954
After ten years                               20,208            19,568
-----------------------------------------------------------------------
    Total securities available for sale    $ 211,773         $ 206,932
-----------------------------------------------------------------------

-----------------------------------------------------------------------
                     Securities Held to Maturity
-----------------------------------------------------------------------
                                           Amortized            Fair
(dollars in thousands)                        Cost             Value
-----------------------------------------------------------------------
December 31, 1999
-----------------------------------------------------------------------
Within one year                           $   60,857        $   61,370
One to five years                            538,167           524,875
Five to ten years                            325,436           313,539
After ten years                              160,471           160,556
-----------------------------------------------------------------------
    Total securities held to maturity     $1,084,931        $1,060,340
-----------------------------------------------------------------------

     Expected maturities may differ from contractual maturities, particularly for mortgage-backed securities and certain U.S. agency securities and obligations of states and political subdivisions, because of principal prepayments and the exercise of call options.

     Securities with carrying values of $1.03 billion and $953 million at December 31, 1999 and 1998, respectively, were sold under repurchase agreements, pledged to secure public deposits and trust deposits or pledged for other purposes. Included in the 1999 total is $164 million that was pledged at the Federal Reserve discount window in connection with the Company's Year 2000 contingency plan.

NOTE 5
LOANS

The composition of the Company's loan portfolio follows:

                                                                                   December 31
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   1999                       1998
--------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                            $ 1,466,018      39.9%    $ 1,299,243       39.7%
Real estate loans - commercial and other                            1,213,465      33.0%      1,036,547       31.7%
Real estate loans - retail mortgage                                   700,311      19.1%        640,214       19.6%
Loans to individuals                                                  292,680       7.9%        292,336        8.9%
Lease financing                                                           573        .1%          2,241         .1%
--------------------------------------------------------------------------------------------------------------------
    Total loans                                                   $ 3,673,047     100.0%    $ 3,270,581      100.0%
--------------------------------------------------------------------------------------------------------------------

     The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates ("related parties"). Loans to related parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions

                              Page 34 of 63 Pages
with   unrelated   parties  and  do  not  involve  more  than  normal  risks  of collectibility at the time of the transactions. An analysis of the changes in such loans during 1999 follows:

------------------------------------------------------------
(dollars in thousands)                                 1999
------------------------------------------------------------
Beginning balance                                  $ 66,179
Additions                                            96,530
Repayments                                          (83,330)
------------------------------------------------------------
Ending balance                                     $ 79,379
------------------------------------------------------------

     Outstanding commitments and letters of credit to related parties totaled $64 million and $43 million at December 31, 1999 and 1998, respectively.

NOTE 6

RESERVE FOR POSSIBLE LOAN LOSSES

     A summary analysis of changes in the reserve for possible loan losses follows:

                                                  Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                        1999           1998          1997
--------------------------------------------------------------------------------
Balance at beginning of year              $ 40,282       $ 44,543      $ 44,030
Provision for possible loan losses           6,000             73        (2,120)
Loans charged off                           (9,311)       (12,630)       (9,195)
Recoveries                                   7,495          8,296        11,828
--------------------------------------------------------------------------------
  Net (charge-offs) recoveries              (1,816)        (4,334)        2,633
--------------------------------------------------------------------------------
Balance at end of year                    $ 44,466       $ 40,282      $ 44,543
--------------------------------------------------------------------------------

NOTE 7

IMPAIRED LOANS,  NON-PERFORMING  LOANS,  FORECLOSED  ASSETS AND SURPLUS PROPERTY

     Information on loans evaluated for possible impairment losses follows:

                                                             December 31
-----------------------------------------------------------------------------
(dollars in thousands)                                     1999          1998
-----------------------------------------------------------------------------
Impaired loans at year-end
  Requiring a loss reserve                              $ 9,278       $ 5,054
  Not requiring a loss reserve                            1,142         6,007
-----------------------------------------------------------------------------
Total recorded investment in impaired loans            $ 10,420      $ 11,061
-----------------------------------------------------------------------------
Total impairment loss allowance required at year-end   $  3,702      $  1,554
-----------------------------------------------------------------------------
Average recorded investment in impaired loans during
  year                                                 $  9,736      $ 10,819
-----------------------------------------------------------------------------

     The following is a summary of non-performing loans and foreclosed assets and surplus property:

                                                            December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                       1999           1998
--------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis               $ 13,601       $ 11,497
Restructured loans                                          1,634          2,660
--------------------------------------------------------------------------------
Total non-performing loans                               $ 15,235       $ 14,157
--------------------------------------------------------------------------------
Total foreclosed assets and surplus property             $  1,831       $  2,004
--------------------------------------------------------------------------------

                              Page 35 of 63 Pages

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

                                                        Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                 1999       1998      1997
--------------------------------------------------------------------------------
Contractual interest                                 $1,131    $ 1,218   $ 1,111
Interest recognized                                     422      1,216     1,645
--------------------------------------------------------------------------------
Increase (decrease) in reported interest income      $ (709)   $    (2)  $   534
--------------------------------------------------------------------------------

     The Bank owns a variety of property interests which were acquired through routine banking transactions prior to 1933 and for which there existed no ready market. These assets were subsequently written down to a nominal holding value in accordance with general banking practice at that time. The property includes ownership interests in scattered undeveloped acreage, various mineral interests, and a few commercial and residential site locations, principally in the greater New Orleans area.

     Revenues and direct expenses related to these property interests that are included in the statements of operations follow:

                                                        Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                 1999       1998      1997
--------------------------------------------------------------------------------
Revenues                                              $ 881    $ 2,488   $ 3,026
Direct expenses                                       $  34    $    36   $    38
--------------------------------------------------------------------------------


NOTE 8

BANK PREMISES AND EQUIPMENT

     An analysis of bank premises and equipment by asset classification follows:

                                                                December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                         1999        1998
--------------------------------------------------------------------------------
Land                                                       $ 35,837    $ 36,502
Buildings and improvements                                  155,174     150,248
Furnishings and equipment                                    99,518     100,256
--------------------------------------------------------------------------------
                                                            290,529     287,006
Accumulated depreciation and amortization                  (120,814)   (117,282)
--------------------------------------------------------------------------------
Total bank premises and equipment                          $169,715    $169,724
--------------------------------------------------------------------------------

     Provisions for depreciation and amortization included in non-interest expense were as follows:

                                                   Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                              1999        1998        1997
--------------------------------------------------------------------------------
Buildings and improvements                       $ 5,854     $ 5,044     $ 4,604
Furnishings and equipment                         13,471      10,998       9,478
--------------------------------------------------------------------------------
  Total depreciation and amortization expense   $ 19,325    $ 16,042    $ 14,082
--------------------------------------------------------------------------------

                              Page 36 of 63 Pages

     At December 31, 1999, the Bank was obligated under a number of non-cancelable operating leases. Certain of these leases have escalation clauses and renewal options. Total rental expense, net of immaterial sublease rentals, was $2.7 million, $2.8 million and $1.8 million in 1999, 1998 and 1997, respectively.

     As of December 31, 1999, the future minimum rentals under non-cancelable operating leases having an initial lease term in excess of one year were as follows:

(dollars in thousands)
------------------------------------------------
2000                                    $ 3,038
2001                                      2,097
2002                                      1,706
2003                                      1,611
2004                                      1,472
Later years                              10,823
------------------------------------------------
Total                                   $20,747
------------------------------------------------

NOTE 9

INTANGIBLE ASSETS

     Intangible assets consist of indentified intangibles, such as the value of deposit relationships, and goodwill acquired in business combinations accounted for as purchases. The unamortized cost of intangible assets consisted of the following:

                                                                December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                        1999          1998
--------------------------------------------------------------------------------
Deposit relationships and other identifiable intangibles   $10,880       $12,952
Goodwill                                                    22,437        24,252
--------------------------------------------------------------------------------
  Total intangible assets                                  $33,317       $37,204
--------------------------------------------------------------------------------

     These assets are being amortized to expense over remaining lives ranging from approximately three to eight years for identified intangibles and nine to twenty-three years for goodwill as of December 31, 1999. Amortization included in non-interest expense was as follows:

                                                   Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                          1999          1998          1997
--------------------------------------------------------------------------------
Deposit relationships and other identifiable
  intangibles                                $ 2,072       $ 1,394       $ 1,280
Goodwill                                       1,709         1,383         1,138
--------------------------------------------------------------------------------
  Total amortization                         $ 3,781       $ 2,777       $ 2,418
--------------------------------------------------------------------------------


                              Page 37 of 63 Pages

NOTE 10

SHORT-TERM BORROWINGS

     Short-term borrowings consisted of the following components:

                                                           December 31
------------------------------------------------------------------------------
(dollars in thousands)                                     1999          1998
------------------------------------------------------------------------------
Federal funds purchased                               $  72,270     $  70,780
Securities sold under agreements to repurchase          469,087       284,542
------------------------------------------------------------------------------
Total short-term borrowings                           $ 541,357     $ 355,322
------------------------------------------------------------------------------

     The Bank has the ability to exercise legal authority over the securities that serve as collateral for the securities sold under repurchase agreements. The carrying and estimated fair values of securities sold under repurchase agreements at December 31, 1999, by term of the underlying borrowing agreement, were as follows:

                                                      Up to         30 to
(dollars in thousands)                Overnight      30 days       90 days
------------------------------------------------------------------------------
December 31, 1999
------------------------------------------------------------------------------
Carrying value:
U.S. Treasury securities                 $ 27,484      $ 18,993      $      -
U.S. agency securities                    347,308        56,446        29,015
------------------------------------------------------------------------------
  Total carrying value                  $ 374,792      $ 75,439      $ 29,015
------------------------------------------------------------------------------
Fair value:
U.S. Treasury securities                 $ 26,822      $ 14,625      $      -
U.S. agency securities                    338,363        54,911        28,226
------------------------------------------------------------------------------
  Total fair value                      $ 365,185      $ 69,536      $ 28,226
------------------------------------------------------------------------------
Outstanding borrowings                  $ 366,847      $ 73,840      $ 28,400
------------------------------------------------------------------------------

     Additional information about federal funds purchased follows:

------------------------------------------------------------------------------
(dollars in thousands)                                   1999           1998
------------------------------------------------------------------------------
Average effective yield on December 31                   3.82%          4.25%
------------------------------------------------------------------------------
Average for the year
  Effective yield                                        4.90%          5.08%
  Balance                                             $74,011        $66,803
------------------------------------------------------------------------------
Maximum month-end outstanding                        $159,675        $79,650
------------------------------------------------------------------------------

     Additional information about securities sold under repurchase agreements follows:

------------------------------------------------------------------------------
(dollars in thousands)                                   1999           1998
------------------------------------------------------------------------------
Average effective yield on December 31                   4.48%          4.07%
------------------------------------------------------------------------------
Average for the year
  Effective yield                                        3.97%          4.44%
  Balance                                            $360,386       $270,741
------------------------------------------------------------------------------
Maximum month-end outstanding                        $469,087       $320,190
------------------------------------------------------------------------------

                              Page 38 of 63 Pages

NOTE 11

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

     The following table details the changes both in the actuarial present value of the pension benefit obligation and in the plan's assets for the years ended December 31, 1999 and 1998. The table also shows the funded status of the plan at each year-end and identifies amounts recognized and unrecognized in the Company's consolidated balance sheets.

-----------------------------------------------------------------------------------------
(dollars in thousands)                                          1999                1998
-----------------------------------------------------------------------------------------
Benefit obligation, beginning of year                       $ 73,769            $ 65,533
Service cost for benefits                                      3,756               2,854
Interest cost on benefit obligation                            4,535               4,222
Net actuarial (gain) loss                                    (12,019)              4,385
Benefits paid                                                 (3,327)             (3,225)
-----------------------------------------------------------------------------------------
Benefit obligation, end of year                               66,714              73,769
-----------------------------------------------------------------------------------------
Plan assets at fair value, beginning of year                  97,766              91,206
Actual return on plan assets                                   7,723              10,069
Benefits paid                                                 (3,327)             (3,225)
Plan expenses                                                   (318)               (284)
-----------------------------------------------------------------------------------------
Plan assets at fair value, end of year                       101,844              97,766
-----------------------------------------------------------------------------------------
Plan assets in excess of benefit obligation, end of year      35,130              23,997
Unrecognized net actuarial gains                             (29,888)            (18,561)
Unrecognized net implementation asset                         (1,499)             (1,904)
Unrecognized prior service cost resulting
     from plan amendments                                     (1,204)             (1,329)
-----------------------------------------------------------------------------------------
Prepaid pension asset                                       $  2,539            $  2,203
-----------------------------------------------------------------------------------------

     The Company recognized a net pension benefit in each of the three years in the period ended December 31, 1999. The components of the net pension benefit were as follows:

-----------------------------------------------------------------------------------------
(dollars in thousands)                                   1999          1998         1997
-----------------------------------------------------------------------------------------
Service cost for benefits during the period           $ 3,756       $ 2,854      $ 2,019
Interest cost on benefit obligation                     4,535         4,222        4,237
Expected return on plan assets                         (7,677)       (7,162)      (5,750)
Amortization of:
     Unrecognized net actuarial gains                    (421)         (785)         (55)
     Unrecognized net implementation asset               (405)         (405)        (405)
     Unrecognized prior service cost                     (124)         (124)        (124)
-----------------------------------------------------------------------------------------
 Net pension benefit                                  $  (336)     $ (1,400)     $   (78)
-----------------------------------------------------------------------------------------

     The weighted-average discount rate used in determining the actuarial present value of the pension benefit obligation was 7.50% for 1999, 6.25% for 1998 and 7.00% for 1997. For all periods presented, the Company assumed an 8% expected long-term rate of return on plan assets and an annual rate of increase in future

                              Page 39 of 63 Pages
compensation levels of 4%.

     The pension plan held 219,800 shares of Company common stock at December 31, 1999 and 1998 and 239,555 shares at December 31, 1997.

     The Company also has a nonqualified defined benefit plan which provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan's formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. At December 31, 1999, the actuarial present value of the excess benefit obligation was $2.4 million and the recorded accrued pension liability was $1.9 million. The net pension expense for the excess benefit plan was not material in 1999, 1998 or 1997.

     The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees, and the Company matches the savings of each participant up to 3% of his or her compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions, including those made by pooled entities with comparable plans, was approximately $1.6 million in 1999 and 1998 and $1.4 million in 1997.

Health and Welfare Plans

     The Company maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. Beginning in 1999, all health care benefits are covered under contracts with health maintenance or preferred provider organizations or insurance contracts. The Company recognizes the expected cost of providing these postretirement benefits during the period employees are actively working. The Company funds its obligations under these plans as contractual payments come due.

     At December 31, 1999, the net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was approximately $6.8 million, essentially unchanged from December 31, 1998. The net periodic postretirement benefit expense was approximately $.6 million for 1999 and $.5 million for 1998 and 1997. This expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. No component was individually significant for any period reported.

     For the actuarial calculation of its postretirement benefit obligations at December 31, 1999, 1998 and 1997, the Company assumed annual health care cost increases beginning at 7.80 %, 8.40% and 9.00%, respectively, with each decreasing to a 5.00% rate over a five to seven year period. Discount rates of 7.50% in 1999, 6.25% in 1998 and 7.00% in 1997 were used in determining the present value of benefit obligations in each period. A 1% rise in the assumed health care cost trend rates would increase the accumulated benefit obligation by approximately $900,000 and the periodic net benefit expense by approximately $160,000. A 1% fall in these trend rates would decrease the accumulated benefit obligation by $700,000 and the periodic net benefit expense by $120,000.

NOTE 12

STOCK-BASED INCENTIVE COMPENSATION PLANS AND OTHER STOCK-BASED COMPENSATION
     The Company maintains two stock-based compensation plans. The long-term incentive plan for key employees is administered by the Compensation Committee of the Board of Directors. The Committee designates who will participate and authorizes the awarding of grants. Under this plan, participants may receive stock options, restricted stock, performance shares, phantom shares and stock appreciation rights. To date, the Company has awarded only stock options and restricted stock. The Company may issue up to 7% of its outstanding common shares in connection with the long-term incentive plan awards. The directors' compensation plan provides for the annual award of common stock and stock options to each non-employee director. The Company is authorized to issue 150,000 shares under this plan. At December 31, 1999, future awards covering the issuance of 1,003,434 shares could be made under the employee plan and 30,400 shares under the directors' plan.

                              Page 40 of 63 Pages

     The following schedule summarizes the common stock grants awarded under these plans during 1999, 1998 and 1997:

--------------------------------------------------------------------
(dollars in thousands)                                  Market Value
                                              Shares     Of Award On
    Year            Plan                     Awarded     Grant Date
--------------------------------------------------------------------
    1999      Employee-performance            88,750         $3,609
              Director                         5,100         $  200
    1998      Employee-performance            61,500         $3,383
              Director                         5,100         $  259
    1997      Employee-performance            62,375         $2,505
              Employee                        54,040         $2,141
              Director                         5,400         $  192
--------------------------------------------------------------------

     Employees can forfeit their shares if they terminate employment within three years of the grant date and they are prohibited from transferring or otherwise disposing of the shares during this period. In addition, with the exception of a portion of the 1997 grant, the employee grants are subject to adjustment based on the Company's performance, as measured by its return on assets and return on equity over the restriction period, in relation to that of a designated peer group. The ultimate performance-based awards can range from 0% to 200% of the initial grants. Shares granted to employees before 1996 are subject to possible forfeiture and transfer restrictions for a five-year period but not to performance-based adjustments. All restrictions on employee shares would lapse upon a change in control of the Company. The directors' shares are awarded without any significant restrictions and are not subject to future adjustment.

     The Company initially measures the compensation expense related to a stock grant as the market value of the shares awarded on the grant date. This expense is recognized ratably over the restriction period, if any. Adjustments are made for forfeitures as they occur. The Company periodically re-measures compensation expense for performance-based grants for changes both in the estimate of the unrestricted shares to which employees will ultimately become entitled and in the market value of the Company's stock. Differences from previous compensation expense measurements are recognized prospectively over the remaining restriction periods. Compensation expense related to common stock awards was $3.5 million in 1999 and 1998 and $2.4 million in 1997.

                              Page 41 of 63 Pages

     The following table summarizes stock option activity under the long-term incentive plan and under the directors' compensation plan for each of the three years in the period ended December 31, 1999. The exercise price for all options is set at the market price on the grant date. All options are fully exercisable six months after the grant date and expire after ten years.

--------------------------------------------------------------------------------
                                     Employees                Directors
--------------------------------------------------------------------------------
                                              Weighted-              Weighted-
                                               Average                Average
                                               Exercise              Exercise
                                   Number       Price        Number    Price
--------------------------------------------------------------------------------
Outstanding at
     December 31, 1996                339,824     $26.08     41,000      $28.17
     Options granted                  150,500     $42.44     18,000      $42.44
     Options exercised                (30,021)    $22.69     (1,000)     $30.50
--------------------------------------------------------------------------------
Outstanding at
     December 31, 1997                460,303     $31.65     58,000      $32.56
     Options granted                  152,250     $55.00     17,000      $50.88
     Options exercised                (94,540)    $24.74     (4,000)     $34.47
--------------------------------------------------------------------------------
Outstanding at
     December 31, 1998                518,013     $39.61     71,000      $36.84
     Options granted                  164,750     $40.66     17,000      $39.31
     Options exercised                (18,101)    $20.99          -           -
     Options forfeited                (36,250)    $46.37          -           -
--------------------------------------------------------------------------------
Outstanding and exercisable at
     December 31, 1999                628,412     $40.16     88,000      $37.31
--------------------------------------------------------------------------------

     The following table summarizes certain information about the stock options outstanding under these plans at December 31, 1999:

--------------------------------------------------------------------------------
                                              Weighted-               Weighted-
                           Number of           Average                 Average
Range of                     Shares            Years to                Exercise
Exercise Prices            Under Option       Expiration                Price
--------------------------------------------------------------------------------
$13.22-$19.42                22,916                 3.1                 $17.27
$26.25-$28.88               118,682                 5.1                 $28.15
$30.00-$39.31               110,564                 7.0                 $31.50
$40.66-$42.44               308,500                 8.5                 $41.51
$50.88-$55.00               155,750                 8.5                 $54.55
--------------------------------------------------------------------------------
$13.22-$55.00               716,412                 7.5                 $39.81
--------------------------------------------------------------------------------

                              Page 42 of 63 Pages

     In connection with the merger with Meritrust in 1998, the Company converted options held by Meritrust employees and directors into options to acquire 93,283 shares of Company stock at a weighted-average exercise price of $11.26. Holders exercised options for 22,992 shares in 1999 and 37,231 shares in 1998. The unexercised options at December 31, 1999 for 32,448 shares had a weighted-average exercise price of $14.03 and a weighted-average remaining life of five years.

     Upon its merger with First Citizens BancStock, Inc. in 1996, the Company converted options held by First Citizens employees and directors into options on 192,551 Company shares with a weighted-average exercise price of $11.64. Holders exercised options for 22,191 shares in 1999, 1,000 in 1998 and 14,085 shares in 1997. At December 31, 1999, 11,311 of these options with a weighted-average exercise price of $10.13 and a remaining life of four years remained unexercised.

     SFAS No. 123, "Accounting for Stock-Based Compensation," established a fair value based method of accounting for stock-based compensation, including the award of stock options. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. Under this Opinion, the Company's recognizes no compensation expense with respect to fixed awards of stock options. Because the Company's awards options with an exercise price equal to the stock's market price, the options have no intrinsic value on the award date, which is also the measurement date for compensation expense.

     SFAS No. 123 requires the following disclosure of pro forma net income and earnings per share determined as if the fair value method had been applied in measuring and recognizing stock-based compensation expense related to option grants:

----------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                    1999         1998       1997
----------------------------------------------------------------------------------------------
Net income                                                    $ 62,420    $ 52,679   $ 57,178
Pro forma stock-based compensation expense, net of tax           1,514       1,961      1,474
----------------------------------------------------------------------------------------------
Pro forma net income                                          $ 60,906    $ 50,718   $ 55,704
----------------------------------------------------------------------------------------------
Pro forma earnings per share
     Basic                                                      $ 2.65      $ 2.18     $ 2.42
     Diluted                                                    $ 2.64      $ 2.16     $ 2.40
Weighted-average fair value of options granted during the year  $ 9.52      $14.22     $10.79
----------------------------------------------------------------------------------------------

     The fair values of the stock options were estimated as of the grant dates using the Black-Sholes option-pricing model. The Company made the following significant assumptions in applying the option-pricing model: (a) an expected annualized volatility for the Company's common stock of 22.47% in 1999, 22.74% in 1998 and 18.78% in 1997; (b) an average option life of seven years before exercise; (c) an expected annual dividend yield of 3.60% in 1999, 2.70% in 1998 and 2.80% in 1997; and (d) a weighted-average risk-free interest rate of 6.10% in 1999, 5.60% in 1998 and 6.50% in 1997.

NOTE 13

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

     To  evaluate  capital   adequacy,   regulators   compare  an  institution's
regulatory capital ratios with their agency guidelines as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward insured institutions. In reaching an
overall   conclusion   on  capital   adequacy  or

                              Page 43 of 63 Pages
assigning an appropriate classification under the uniform framework, regulators must also consider other subjective and quantitative assessments of risk associated with the institution, such as interest-rate risk. Regulators will take certain mandatory as well as possible additional discretionary actions against institutions they judge to be inadequately capitalized. These actions could materially impact the institution's financial position and results of operations.

     Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its Tier 1 capital, total capital and leverage ratios must be at least 6%, 10% and 5%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 1999 and 1998, the Bank was categorized as well-capitalized, and there have been no events since December 31, 1999 that management believes would cause this status to change. The Company also fully anticipates that its Bank of Houston subsidiary will be categorized as well-capitalized.

     The actual capital amounts and ratios and the minimum and well-capitalized required capital amounts for the Company and the Bank are presented in the following tables:

(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                         Actual                             Well-
December 31, 1999                                                  Amount       Ratio      Minimum(a)   Capitalized(b)
---------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
      Company                                                     $ 571,672     13.83%      $ 330,770          (c)
      Bank                                                          490,773     11.88%        330,408      $ 413,011
---------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk Weighted Assets):
      Company                                                     $ 527,206     12.75%      $ 165,385         (c)
      Bank                                                          446,307     10.81%        165,204      $ 247,806
---------------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                                     $ 527,206      9.99%      $ 211,083         (c)
      Bank                                                          446,307      8.46%        210,914      $ 263,643
---------------------------------------------------------------------------------------------------------------------
December 31, 1998
---------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
      Company                                                     $ 564,310     14.87%      $ 303,543          (c)
      Bank                                                          505,988     13.35%        303,292      $ 379,115
---------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk Weighted Assets):
      Company                                                     $ 524,028     13.81%      $ 151,772         (c)
      Bank                                                          465,707     12.28%        151,646      $ 227,469
---------------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                                     $ 524,028     10.39%      $ 201,691         (c)
      Bank                                                          465,707      9.24%        201,583      $ 251,979
---------------------------------------------------------------------------------------------------------------------

(a) Minimum capital required for capital adequacy purposes.
(b) Capital required for well-capitalized status.
(c) Not applicable.

Other Regulatory Matters

     Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to the Company's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank may distribute to the Company. In December 1999, the Bank received approval to exceed this limit by approximately $3 million in connection with the declaration of a special dividend to the Company to provide funds for the pending Bank of Houston purchase. During 2000, the

                              Page 44 of 63 Pages

Bank will have available an amount equal to substantially all of its current net income less the 1999 excess to declare as dividends to the Company without prior regulatory approval. The Bank of Houston subsidiary is not expected to be a significant source of dividends to the Company in 2000.

     Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral.

     Banks are required to maintain currency and coin or a non-interest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. Average balances maintained by the Bank with the Federal Reserve Bank for such purposes were $18 million during 1999 and $11 million during 1998.

NOTE 14

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized on the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and letters of credit and similar financial guarantees. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.

     Commitments under loan facilities, including credit card and related lines, obligate the Bank to make loans to customers as long as there is no violation of the conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Letters of credit and similar financial guarantees are agreements which obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues these conditional agreements primarily to support commercial trade.

     The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. Because loan commitments and financial guarantees may, and many times do, expire without being drawn upon, however, the contractual amounts do not represent actual future funding requirements. The Bank follows its standard credit policies in making loan commitments and financial guarantees. The amount of collateral, if any, that the Bank requires to support a loan commitment is based on the credit evaluation of the borrower. The collateral required may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property. The Bank holds marketable securities as collateral to support letters of credit and similar financial guarantees when it is deemed necessary.

     The Company has had no investments in financial instruments or agreements whose value is linked to or derived from changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements and other financial arrangements with similar characteristics and are commonly referred to as derivatives.

     A summary of off-balance-sheet financial instruments follows:

                                   December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                       1999           1998
--------------------------------------------------------------------------------
Commitments to extend credit                          $ 1,247,833    $ 1,122,761
Letters of credit and similar financial guarantees    $    88,080    $   102,416
Credit card and related lines                         $   203,764    $   147,843
--------------------------------------------------------------------------------


NOTE 15

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of estimated fair value information about certain on- and off-balance-sheet financial instruments where it is practicable to estimate those values. If quoted market prices are not available, which is true for many of the Company's financial instruments, the Company estimates fair value using present value or other valuation techniques. The assumptions

                              Page 45 of 63 Pages
used in applying these techniques, such as those concerning appropriate discount rates and estimates of future cash flows, require considerable judgment and significantly affect the resulting fair value estimates. In addition, no value estimate is assigned to future business opportunities from long-term customer relationships underlying certain financial instruments. Accordingly, the derived fair value estimates may not indicate the amount the Company could realize in a current settlement of the financial instruments. Reasonable comparability of fair value estimates between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous assumptions involved. The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.

     The following significant methods and assumptions were used by the Company to estimate the fair value of financial instrument:

     Cash  and short-term  investments - The carrying  amount  is   a reasonable
estimate of the fair value of cash and due from financial institutions, federal funds sold and short-term investments.

     Investment in securities - Fair values of securities are based on quoted market prices obtained from independent pricing services.

     Loans - Loans with no significant change in credit risk and with rates that are repriced in coordination with movements in market rates are valued at carrying amounts. The fair values of other loans are estimated by discounting scheduled cash flows to maturity using current rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments are made to reflect probable credit losses.

     Deposits - SFAS No. 107 requires that deposits without stated maturities, such as non-interest-bearing demand deposits, NOW deposits, money market deposits and savings deposits, be assigned fair values equal to the amounts payable upon demand (carrying amounts). Deposits with stated maturities were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturities.

     Short-term borrowings - Short-term borrowings are valued fairly at their carrying amounts.

     Off-balance-sheet financial instruments - Off-balance-sheet financial instruments include commitments to extend credit, letters of credit and similar financial guarantees. The fair values of such instruments were estimated using fees currently charged for similar arrangements in the market, adjusted for changes in terms and credit risk as appropriate. The estimated fair values of these instruments are not material.

     The estimated fair values of the Company's financial instruments follow:

                                                         December 31, 1999              December 31, 1998
----------------------------------------------------------------------------------------------------------------
                                                      Carrying          Fair         Carrying         Fair
(dollars in thousands)                                 Amount          Value          Amount         Value
----------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and short-term investments                        $   249,381    $   249,381    $   366,473    $   366,473
Investment in securities                               $ 1,291,863    $ 1,267,272    $ 1,340,078    $ 1,358,474
Loans, net                                             $ 3,628,581    $ 3,608,730    $ 3,230,299    $ 3,230,099
LIABILITIES:
Deposits                                               $ 4,309,398    $ 4,305,594    $ 4,256,662    $ 4,256,087
Short-term borrowings                                  $   541,357    $   541,357    $   355,322    $   355,322
----------------------------------------------------------------------------------------------------------------


NOTE 16
CONTINGENCIES

     The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

                              Page 46 of 63 Pages

NOTE 17

STOCK REPURCHASE PROGRAM

     In 1999 the Board of Directors authorized the Company to repurchase up to one million shares, or approximately 4.3%, of its common stock. The Company purchased one million shares at a weighted-average price of $38.74 per share, or a total of approximately $39 million. There are no specific plans for using the repurchased shares, except for reissuances in connection with employee stock option exercises or other employee stock plans.

NOTE 18

OTHER NON-INTEREST INCOME

     The components of other non-interest income were as follows:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                           1999          1998         1997
--------------------------------------------------------------------------------
ATM fees                                       $3,735       $ 3,446      $ 3,021
Secondary market mortgage income                3,149         2,230        1,120
International services income                   2,009         1,895        1,821
Investment services income                      1,548         1,466        1,035
Other fees and charges                          1,952         1,755        1,955
Other operating income                          1,366           657        1,594
Net gains on sales and other dispositions of
 foreclosed assets                              1,182         5,897        6,641
Gains on sales of surplus property              2,346           610          251
--------------------------------------------------------------------------------
     Total other non-interest income         $ 17,287      $ 17,956     $ 17,438
--------------------------------------------------------------------------------


NOTE 19

OTHER NON-INTEREST EXPENSE

     The components of other non-interest expense were as follows:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                           1999          1998         1997
--------------------------------------------------------------------------------
Other outside services                        $ 4,295       $ 3,964      $ 3,905
Amortization of intangible assets               3,781         2,777        2,418
Advertising                                     2,194         3,074        3,538
Security services                               1,553         1,511        2,126
Deposit insurance and regulatory fees           1,316         1,182        1,390
Miscellaneous operating losses                  1,272         2,855        3,330
Training expense                                  764         2,148          787
Other operating expense                        10,580        11,605       10,345
--------------------------------------------------------------------------------
    Total other non-interest expense         $ 25,755      $ 29,116     $ 27,839
--------------------------------------------------------------------------------

                              Page 47 of 63 Pages

NOTE 20

INCOME TAXES
     The components of income tax expense (benefit) follow:

                                                                                    Years Ended December 31
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                1999        1998        1997
-------------------------------------------------------------------------------------------------------------------
Included in net income
  Current
    Federal                                                                        $31,142     $25,422     $28,405
    State                                                                              707         222         236
-------------------------------------------------------------------------------------------------------------------
      Total current                                                                 31,849      25,644      28,641
-------------------------------------------------------------------------------------------------------------------
  Deferred
    Federal                                                                         (1,975)       (221)        213
    State                                                                              (46)       (265)          8
-------------------------------------------------------------------------------------------------------------------
      Total deferred                                                                (2,021)       (486)        221
-------------------------------------------------------------------------------------------------------------------
    Total                                                                          $29,828     $25,158     $28,862
-------------------------------------------------------------------------------------------------------------------
Included in shareholders' equity
  Deferred tax expense (benefit) related to the change in the net
     unrealized gain (loss) on securities                                        $  (1,731)     $ (378)      $ 416
  Current tax benefit related to nonqualified stock options and restricted
     stock                                                                            (383)     (1,342)       (661)
-------------------------------------------------------------------------------------------------------------------
    Total                                                                        $  (2,114)   $ (1,720)     $ (245)
-------------------------------------------------------------------------------------------------------------------

     Income tax expense was different from the amounts computed by applying the statutory federal income tax rates to pretax income as follows:

                                                                 Years Ended December 31
--------------------------------------------------------------------------------------------------
(in percentages)                                            1999           1998           1997
--------------------------------------------------------------------------------------------------
Federal income tax expense                                 35.00 %        35.00 %        35.00 %
Increase (decrease) resulting from
    Tax exempt income                                      (3.98)         (3.92)         (3.67)
    Non-deductible merger-related expenses                     -            .72            .37
    Tentative settlement of contingent liability               -              -           1.19
    State income tax and miscellaneous items                1.31            .52            .66
--------------------------------------------------------------------------------------------------
Effective tax rate                                         32.33 %        32.32 %        33.55 %
--------------------------------------------------------------------------------------------------

                              Page 48 of 63 Pages

     Temporary differences arise between the tax bases of assets or liabilities and their reported amounts in the financial statements. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow:


                                                                December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                       1999           1998
--------------------------------------------------------------------------------
Deferred tax assets:
  Reserves for losses on loans and foreclosed assets      $14,961        $12,677
  Employee benefit plan liabilities                         5,249          5,955
  Net unrealized loss on securities                         1,867            136
  Unrecognized interest income                              1,357          1,193
  Other                                                     1,601          2,185
--------------------------------------------------------------------------------
Total deferred tax assets                                  25,035         22,146
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Accumulated depreciation and amortization                 4,278          4,579
  Other                                                     1,534          2,096
--------------------------------------------------------------------------------
Total deferred tax liabilities                              5,812          6,675
--------------------------------------------------------------------------------
  Net deferred tax asset                                  $19,223        $15,471
--------------------------------------------------------------------------------

NOTE 21

PARENT COMPANY FINANCIAL STATEMENTS

     The following financial statements are for the parent company only. For the statement of cash flows, cash and cash equivalents include non-interest-bearing and interest-bearing deposits in banking subsidiaries.

BALANCE SHEETS                                                   December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                       1999           1998
--------------------------------------------------------------------------------
ASSETS
  Investment in and advances to banking subsidiaries     $476,204       $502,641
  Other investments in subsidiaries                         1,782          1,035
  Interest-bearing deposits in banking subsidiaries        78,900         56,622
  Dividends receivable                                      7,450          7,384
  Other assets                                              2,993          2,591
--------------------------------------------------------------------------------
    Total assets                                         $567,329       $570,273
--------------------------------------------------------------------------------
LIABILITIES
  Dividends payable                                       $ 7,450        $ 7,015
  Other liabilities                                         2,776          2,297
--------------------------------------------------------------------------------
    Total liabilities                                      10,226          9,312
SHAREHOLDERS' EQUITY                                      557,103        560,961
--------------------------------------------------------------------------------
    Total liabilities and shareholders' equity           $567,329       $570,273
--------------------------------------------------------------------------------


                              Page 49 of 63 Pages


STATEMENTS OF OPERATIONS                                                              Years Ended December 31
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                            1999         1998        1997
----------------------------------------------------------------------------------------------------------------
Dividend income from banking subsidiaries                                      $88,276      $71,474     $28,089
Equity in undistributed earnings of subsidiaries
  Banks                                                                        (26,909)     (18,557)     29,888
  Nonbanks                                                                          12            4          11
Other income (expense), net                                                      1,041         (242)       (810)
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $62,420      $52,679     $57,178
----------------------------------------------------------------------------------------------------------------


STATEMENTS OF  CASH FLOWS                                                             Years Ended December 31
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                            1999         1998        1997
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                     $62,420      $52,679     $57,178
Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed earnings of subsidiaries                            26,897       18,553     (29,899)
    Increase in dividends receivable                                               (66)      (1,195)     (1,331)
    Other, net                                                                      80          468         117
----------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                     89,331       70,505      26,065
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES

  Investment in and advances to subsidiaries                                      (735)           -      (7,742)
  Other, net                                                                         -            -         109
----------------------------------------------------------------------------------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                                           (735)           -      (7,633)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends                                                               (29,841)     (26,443)    (23,425)
  Proceeds from issuance of stock                                                3,354        8,201       6,044
  Purchases of treasury stock                                                  (39,948)      (1,300)       (513)
----------------------------------------------------------------------------------------------------------------
  NET CASH USED IN FINANCING ACTIVITIES                                        (66,435)     (19,542)    (17,894)
----------------------------------------------------------------------------------------------------------------
  INCREASE IN CASH AND CASH EQUIVALENTS                                         22,161       50,963         538
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                56,827        5,864       5,326
----------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $78,988      $56,827     $ 5,864
----------------------------------------------------------------------------------------------------------------

                              Page 50 of 63 Pages

NOTE 22

EARNINGS PER SHARE

     The components used to calculate basic and diluted earnings per share are as follows:

                                                                   Years Ended December 31
-------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                 1999           1998           1997
-------------------------------------------------------------------------------------------------
Numerator:
    Net income                                             $62,420        $52,679        $57,178
    Effect of dilutive securities                                -              -              -
-------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share               $62,420        $52,679        $57,178
-------------------------------------------------------------------------------------------------
Denominator:
    Weighted-average shares outstanding                 23,013,671     23,283,458     23,025,173
    Effect of dilutive stock options                        77,434        216,185        211,001
-------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share          23,091,105     23,499,643     23,236,174
-------------------------------------------------------------------------------------------------
Earnings per share:
    Basic                                                    $2.71          $2.26          $2.48
    Diluted                                                  $2.70          $2.24          $2.46
-------------------------------------------------------------------------------------------------
Antidilutive stock options                                 458,421        123,125         42,125
-------------------------------------------------------------------------------------------------

                              Page 51 of 63 Pages

          MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Whitney Holding Corporation is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgements where appropriate. Financial information appearing throughout this annual report is consistent with that in the financial statements.

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

     Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility, is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process, and is updated as necessary. Management continually monitors the system of internal control for compliance. The Company maintains a professional staff of internal auditors who independently assess the effectiveness of internal controls and recommend possible system improvements. As part of their audit of the Company's 1999 financial statements, Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has considered the recommendations of the internal auditors and Arthur Andersen LLP concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1999, the Company's system of internal control is adequate to accomplish the objectives discussed above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS
AND BOARD OF DIRECTORS OF
WHITNEY HOLDING CORPORATION:

     We have audited the consolidated balance sheets of Whitney Holding Corporation (a Louisiana corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitney Holding Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                           /s/ ARTHUR ANDERSEN LLP
New Orleans, Louisiana
January 12, 2000




                               Page 52 of 63 Pages

SUMMARY OF QUARTERLY FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------------------------
                                                                                         1999 Quarters (a)
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                4th          3rd           2nd         1st
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                      $58,549      $56,952       $55,492     $54,755
Net interest income (TE)                                                  60,048       58,418        56,899      56,120
Provision for possible loan losses                                         1,750        2,000         1,250       1,000
Non-interest income (exclusive of securities transactions)                18,136       17,271        16,030      15,226
Securities transactions                                                        -            -             -           -
Non-interest expense                                                      50,277       48,078        47,962      47,846
Income tax expense                                                         7,969        7,810         7,210       6,839
------------------------------------------------------------------------------------------------------------------------
Net income                                                               $16,689      $16,335       $15,100     $14,296
------------------------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                                      $5,310,400   $5,232,588    $5,236,898  $5,192,831
    Earning assets                                                     4,869,097    4,793,980     4,782,107   4,728,438
    Loans                                                              3,560,119    3,419,433     3,287,766   3,239,464
    Deposits                                                           4,213,370    4,196,385     4,233,337   4,183,433
    Shareholders' equity                                                 554,529      554,920       564,147     567,651
------------------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                                               1.25%        1.24%         1.16%       1.12%
    Return on average shareholders' equity                                11.94%       11.68%        10.74%      10.21%
    Net interest margin                                                    4.91%        4.85%         4.77%       4.79%
------------------------------------------------------------------------------------------------------------------------
Earnings per share
  Basic                                                                     $.74         $.72          $.65        $.61
  Diluted                                                                   $.74         $.71          $.65        $.61
Dividends per share                                                         $.33         $.33          $.33        $.33
Trading data (b)
  High stock price                                                        $39.25       $39.75        $41.75      $38.25
  Low stock price                                                         $33.50       $33.25        $35.63      $32.19
  Closing stock price                                                     $37.06       $34.38        $39.75      $36.91
  Trading volume                                                       2,068,524    1,866,193     2,625,862   2,809,867
------------------------------------------------------------------------------------------------------------------------
                                                                                         1998 Quarters (a)
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                4th          3rd           2nd         1st
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                      $55,005      $52,938       $52,697     $52,492
Net interest income (TE)                                                  56,245       54,118        53,825      53,670
Provision for possible loan losses                                             -            -             -          73
Non-interest income (exclusive of securities transactions)                14,840       13,408        17,161      13,029
Securities transactions                                                       (2)         833             -           8
Non-interest expense                                                      53,438       51,308        47,487      42,266
Income tax expense                                                         4,962        5,216         7,464       7,516
------------------------------------------------------------------------------------------------------------------------
Net income                                                               $11,443      $10,655       $14,907     $15,674
------------------------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                                      $5,079,486   $4,812,321    $4,789,152  $4,744,201
    Earning assets                                                     4,622,708    4,392,199     4,374,009   4,326,763
    Loans                                                              3,197,192    3,023,046     2,862,037   2,803,496
    Deposits                                                           4,093,579    3,885,729     3,878,803   3,860,698
    Shareholders' equity                                                 560,425      555,462       546,233     532,725
------------------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                                                .89%         .88%         1.25%       1.34%
    Return on average shareholders' equity                                 8.10%        7.61%        10.95%      11.93%
    Net interest margin                                                    4.83%        4.90%         4.93%       5.00%
------------------------------------------------------------------------------------------------------------------------
Earnings per share
  Basic                                                                     $.49         $.46          $.64        $.67
  Diluted                                                                   $.49         $.45          $.63        $.67
Dividends per share                                                         $.30         $.30          $.30        $.30
Trading data (b)
  High stock price                                                        $41.88       $51.25        $62.38      $63.38
  Low stock price                                                         $35.75       $36.63        $50.00      $51.13
  Closing stock price                                                     $37.50       $41.75        $50.75      $60.00
  Trading volume                                                       1,922,621    2,093,098     1,410,536   1,147,945
------------------------------------------------------------------------------------------------------------------------

(a) Unaudited.
(b) Common stock is traded in the over-the-counter market on The Nasdaq Stock Market.  All closing prices represent closing sales prices as reported on The Nasdaq Stock Market.

                               Page 53 of 63 Pages

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the Company's directors and executive officers are listed below with their business experience during the past five years.

                                                                        Director           Term
Name and Age                        Principal Occupation                  Since           Expires
--------------------------------------------------------------------------------------------------
Robert C. Baird, Jr., 49            Executive Vice President of            N/A             N/A
                                    the Company and the Bank since
                                    1995

Guy C. Billups, Jr., 71             Former Chairman of the Board          1997            2002
                                    of Merchants Bancshares, Inc. and
                                    Merchants Bank & Trust Company;
                                    Director, Billups Plantation, Inc.
                                    (farming)

Harry J. Blumenthal, Jr., 54        President, Blumenthal                 1993            2004
                                    Print Works, Inc.
                                    (textiles manufacturing)

Joel B. Bullard, Jr., 49            President, Joe Bullard                1994            2004
                                    Automotive Companies

James M. Cain, 66                   Former Vice Chairman, Entergy         1987            2002
                                    Corp. (utility holding company);
                                    former Chairman of the Board,
                                    Chief Executive Officer and
                                    President, Louisiana Power and
                                    Light Company (electric utility);
                                    former Director, Chief Executive
                                    Officer and President, New
                                    Orleans Public Service, Inc.
                                    (retired 1993)


Thomas L. Callicutt, Jr., 52        Executive Vice President and Chief    N/A             N/A
                                    Financial Officer of the Company and
                                    the Bank since 1999; Senior Vice
                                    President and Comptroller of the Bank
                                    from 1998 to 1999; former Executive
                                    Vice President, Controller and Principal
                                    Accounting Officer, First Commerce
                                    Corporation, a $9 billion asset bank
                                    holding company, from 1996 to 1998,
                                    and Senior Vice President, Controller
                                    and Principal Accounting Officer from
                                    1987 to 1996

                              Page 54 of 63 Pages

Rodney D. Chard, 57                 Executive Vice President              N/A            N/A
                                    of the Company and the Bank
                                    since 1996; Former Consultant
                                    with EDS Management Consulting
                                    Services from 1992 to 1995

Angus R. Cooper II, 56              Chairman and Chief Executive         1994           2004
                                    Officer, Cooper/T. Smith Corp.
                                    (shipping service company)

Robert H. Crosby, Jr., 79           Chairman of the Board and            1972           2002
                                    Chief Executive Officer,
                                    Crosby Land & Resources
                                    (timberland holdings, oil
                                    and gas production)

Richard B. Crowell, 60              Attorney, Crowell & Owens            1983           2002

Camille A. Cutrone, 70              Partner, Cutrone,                    1996           2000
                                    Verlander & Meyer, Attorneys
                                    at Law

G. Blair Ferguson, 56               Executive Vice President             N/A             N/A
                                    of the Company and the Bank
                                    since 1993

William A. Hines, 63                Chairman of the Board,              1986            2001
                                    Nassau Holding Corporation
                                    (holding company of entities
                                    in oil field service industry);
                                    Director, Unifab International, Inc.

John C. Hope, III, 50               Executive Vice President            N/A              N/A
                                    of the Company and the Bank
                                    since 1994

Robert E. Howson, 68                Former Chairman of the Board       1989             2000
                                    and Chief Executive Officer of
                                    McDermott International, Inc.
                                    and of McDermott Incorporated
                                    (marine construction services
                                    and power generation systems)

John J. Kelly, 65                   Former President, Textron          1986             2000
                                    Marine and Land Systems
                                    (designs and builds advanced
                                    technology vehicles and
                                    ships); Chairman, New Orleans
                                    Technology Council

                              Page 55 of 63 Pages

E. James Kock, Jr., 71              Former President: Bowie            1965            2003
                                    Lumber Associates, Downmans
                                    Associates, Jeanerette Lumber &
                                    Shingle Co., Ltd. and White
                                    Castle Lumber & Shingle Co., Ltd.
                                    (land and timber holdings, and
                                    investments), retired 1993

Kenneth A. Lawder, Jr., 58          Executive Vice President            N/A              N/A
                                    of the Company and the Bank
                                    since 1991

Alfred S. Lippman, 61               Partner, Lippman, Mahfouz          1996             2001
                                    & Martin, Attorneys at Law

William L. Marks, 56                Chairman of the Board and          1990             2000
                                    Chief Executive Officer of
                                    the Company and the Bank
                                    since 1990

Joseph W. May, 54                   Executive Vice President             N/A             N/A
                                    of the Company and the Bank
                                    since 1993

R. King Milling, 59                 President of the Company           1979             2003
                                    and the Bank since 1984

John G. Phillips, 77                Former Chairman of the Board       1972             2003
                                    and Chief Executive Officer, The
                                    Louisiana Land and Exploration
                                    Company (oil and gas exploration
                                    and production), retired 1985

John K. Roberts, Jr., 63            Chairman of the Board,             1985             2002
                                    Pan-American Life Insurance
                                    Company (markets and services
                                    life, health and retirement insurance);
                                    Director, Pan-American Financial
                                    Services, Inc.

Carroll W. Suggs, 61                Chairman, Chief Executive          1996             2001
                                    Officer and President,
                                    Petroleum Helicopters, Inc.

Warren K. Watters, 72               President, Reilly-Benton           1986             2000
                                    Company, Inc. (fabrication
                                    and wholesale distribution of
                                    marine and commercial
                                    construction materials)

     In further response to this Item 10, registrant incorporates by reference the section entitled "Compliance with Section 16(a) of the Exchange Act" of its Proxy statement dated March 9, 2000.

                              Page 56 of 63 Pages

Item 11: EXECUTIVE COMPENSATION

     In response to this item, registrant incorporates by reference the sections entitled "Executive Compensation Report," "Stock Performance Graph," "Summary Compensation Table," "Option Grants Table," "Option Exercises and Year End Value Table," and "Retirement Plans, Change in Control Agreements" of its Proxy Statement dated March 9, 2000.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In response to this item, registrant incorporates by reference the sections entitled "Voting Securities and Principal Holders Thereof" and "Election of Directors" of its Proxy Statement dated March 9, 2000.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement dated March 9, 2000.

                                                       PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)   The   following      consolidated    financial   statements   and
         supplementary data of the Company and its subsidiaries are included in Part II Item 8:

                                                                     Page Number
                                                                     -----------
         Consolidated Balance Sheets --
            December 31, 1999 and 1998                                        25

         Consolidated Statements of Operations --
            Years Ended December 31, 1999, 1998 and 1997                      26

         Consolidated Statements of Changes in Shareholders' Equity --
            Years Ended December 31, 1999, 1998 and 1997                      27

         Consolidated Statements of Cash Flows --
            Years Ended December 31, 1999, 1998 and 1997                      28

         Notes to Consolidated Financial Statements                           29

         Report of Independent Public Accountants                             52

         Summary of Quarterly Financial Information                           53

     (a) (2) All  schedules  have  been  omitted  because  they  are  either not applicable or the required information has been included in the consolidated financial statements or notes to the consolidated financial statements.

                              Page 57 of 63 Pages

     (a)(3) Exhibits:

         Exhibit 3.1 - Copy of Composite Charter (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission file number 0-1026) and incorporated by reference).

         Exhibit  3.2 - Copy of Bylaws,  as amended  July 1998 (filed as Exhibit
         3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission file number 0-1026) and incorporated by reference).

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

         Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph W. May (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama and John C. Hope, III (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.8 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.9 - Long-term incentive program (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.9a - Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.10 - Executive compensation plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.11 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

                              Page 58 of 63 Pages

         Exhibit 10.12 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.13 - Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.13a - Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.14 - Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.15 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
         Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.16 - Form of Amendment to Section 2.1e of the Executive agreements (filed as Exhibits 10.2 through 10.8 herein (filed as
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.17 - Executive agreement between Whitney National Bank of Mississippi and Guy C. Billups, Jr. dated April 18, 1997 (filed as
         Exhibit 10.19 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.18 - Form of Amendment adding subsection 2.1g to the Executive Agreements set forth as Exhibits 10.2 through 10.8 and
         Exhibit 10.15 herein (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-0126) and incorporated by reference).

         Exhibit 10.19 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank, successor by merger in early January 1998 to Whitney Bank of Alabama, Whitney National Bank of Florida and Whitney National Bank of Mississippi. In February 2000, the Company acquired 100% of the capital stock of Bank of Houston. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         Exhibit 23 - Consent of Arthur Andersen LLP dated March 27, 2000

         Exhibit 27 - Financial Data Schedule

     (b) Reports of Form 8-K

         None

                              Page 59 of 63 Pages

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WHITNEY HOLDING CORPORATION
                                                     (Registrant)


                                      By:/s/ William L. Marks
                                         ---------------------------------------
                                          William L. Marks
                                          Chairman of the Board and
                                          Chief Executive Officer


                                          March 22, 2000
                                          --------------------------------------
                                                    Date

                              Page 60 of 63 Pages

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                              Date


/s/ William L. Marks                                          March 22, 2000
--------------------------------- , Chairman of the Board,    ------------------
    William L. Marks                Chief Executive Officer
                                    and Director

/s/ R. King Milling                                           March 22, 2000
--------------------------------- , President and Director    ------------------
    R. King Milling


/s/ Thomas L. Callicutt, Jr.                                  March 22, 2000
----------------------------------, Executive Vice President  ------------------
    Thomas L. Callicutt, Jr.        and Chief Financial Officer
                                    (Principal Accounting Officer)




/s/ Guy C. Billips, Jr.           , Director                  March 22, 2000
---------------------------------                             ------------------
    Guy C. Billups, Jr.


/s/ Harry J. Blumenthal, Jr.      , Director                  March 22, 2000
---------------------------------                             ------------------
    Harry J. Blumenthal, Jr.


/s/ Joel B. Bullard, Jr.          , Director                  March 22, 2000
---------------------------------                             ------------------
    Joel B. Bullard, Jr.


/s/ James M. Cain                 , Director                  March 22, 2000
---------------------------------                             ------------------
    James M. Cain


/s/ Angus R. Cooper II            , Director                  March 22, 2000
---------------------------------                             ------------------
    Angus R. Cooper II


/s/ Robert H. Crosby, Jr.         , Director                  March 22, 2000
---------------------------------                             ------------------
    Robert H. Crosby, Jr.


/s/ Richard B. Crowell            , Director                  March 22, 2000
---------------------------------                             ------------------
    Richard B. Crowell


/s/ Camille A. Cutrone            , Director                  March 22, 2000
---------------------------------                             ------------------
    Camille A. Cutrone

                              Page 61 of 63 Pages

/s/ William A. Hines              , Director                  March 22, 2000
---------------------------------                             ------------------
    William A. Hines


/s/ Robert E. Howson              , Director                  March 22, 2000
---------------------------------                             ------------------
    Robert E. Howson


/s/ John J. Kelly                 , Director                  March 22, 2000
---------------------------------                             ------------------
    John J. Kelly


/s/ E. James Kock, Jr.            , Director                  March 22, 2000
---------------------------------                             ------------------
    E. James Kock, Jr.


/s/ Alfred S. Lippman             , Director                  March 22, 2000
---------------------------------                             ------------------
    Alfred S. Lippman


/s/ John G. Phillips              , Director                  March 22, 2000
---------------------------------                             ------------------
    John G. Phillips


/s/ John K. Roberts, Jr.          , Director                  March 22, 2000
---------------------------------                             ------------------
    John K. Roberts, Jr.


/s/ Carroll W. Suggs              , Director                  March 22, 2000
---------------------------------                             ------------------
    Carroll W. Suggs


/s/ Warren K. Watters             , Director                  March 22, 2000
---------------------------------                             ------------------
    Warren K. Watters


                              Page 62 of 63 Pages

Exhibit 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our report included herein or incorporated by reference in this Form 10-K, into Whitney Holding Corporation's previously filed Registration Statements on Forms S-3 (File Nos. 33-56024, 33-55307, and 33-56277) and on Form S-8 (File No. 33-68506).

/s/ Arthur Andersen LLP

New Orleans, Louisiana
March 27, 2000


                              Page 63 of 63 Pages