Form 10-Q
period 2000-03-31
WHITNEY HOLDING CORP
filed 2000-05-15
CIK 106926

                                                                    May 15, 2000


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                             -------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended March 31, 2000.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                                  Sincerely,

                                                  /s/ Thomas L. Callicutt, Jr.
                                                  ------------------------------
                                                  Thomas L. Callicutt, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (504) 552-4591

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

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                           Commission file number 0-1026
  ended March 31, 2000

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
(State of incorporation)                                 (I.R.S. Employer
                                                         Identification No.)


                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at April 30, 2000
--------------------------                 -----------------------------
Common Stock, no par value                           22,591,023


================================================================================

WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------
PART I.  Financial Information

         Item 1:  Financial Statements:
                  Consolidated Balance Sheets                                  1
                  Consolidated Statements of Operations                        2
                  Consolidated Statements of Changes in
                    Shareholders' Equity                                       3
                  Consolidated Statements of Cash Flows                        4
                  Notes to Consolidated Financial Statements                   5
                  Selected Financial Data                                      7

         Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    8


--------------------------------------------------------------------------------

PART II.  Other Information

         Item 1:  Legal Proceedings                                           21

         Item 2:  Changes in Securities and Use of Proceeds                   21

         Item 3:  Defaults Upon Senior Securities                             21

         Item 4:  Submission of Matters to a Vote of Security Holders         21

         Item 5:  Other Information                                           21

         Item 6:  Exhibits and Reports on Form 8-K                            21

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------
                                                                                             March 31        December 31
   (dollars in thousands)                                                                      2000             1999
------------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from financial institutions                                                  $ 204,465        $ 230,690
   Investment in securities
        Securities available for sale                                                          336,926          206,932
        Securities held to maturity, fair values of  $1,028,889 and $1,060,340, respectively 1,058,784        1,084,931
------------------------------------------------------------------------------------------------------------------------
           Total investment in securities                                                    1,395,710        1,291,863
   Federal funds sold and short-term investments                                                30,599           18,691
   Loans, net of unearned income                                                             3,765,725        3,673,047
        Reserve for possible loan losses                                                       (48,552)         (44,466)
------------------------------------------------------------------------------------------------------------------------
           Net loans                                                                         3,717,173        3,628,581
========================================================================================================================

   Bank premises and equipment                                                                 172,587          169,715
   Intangible assets                                                                            76,455           33,317
   Accrued interest receivable                                                                  35,772           30,694
   Other assets                                                                                 55,418           50,837
------------------------------------------------------------------------------------------------------------------------
             Total assets                                                                  $ 5,688,179      $ 5,454,388
========================================================================================================================

LIABILITIES

   Non-interest-bearing demand deposits                                                    $ 1,281,941      $ 1,230,509
   Interest-bearing deposits                                                                 3,303,867        3,078,889
------------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                   4,585,808        4,309,398
------------------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                                       480,534          541,357
   Accrued interest payable                                                                     15,142           12,389
   Accrued expenses and other liabilities                                                       42,382           34,141
------------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                               5,123,866        4,897,285
------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 23,745,512 shares                                                                 2,800            2,800
   Capital surplus                                                                             140,902          141,512
   Retained earnings                                                                           469,452          461,025
   Accumulated other comprehensive income                                                       (4,837)          (3,483)
   Treasury stock at cost -  1,177,542 and 1,171,458 shares, respectively                      (40,883)         (40,678)
   Unearned restricted stock compensation                                                       (3,121)          (4,073)
------------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                        564,313          557,103
------------------------------------------------------------------------------------------------------------------------
              Total liabilities and shareholders' equity                                   $ 5,688,179      $ 5,454,388
========================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                          March 31
------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                       2000               1999
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                    $ 75,554           $ 62,703
  Interest and dividends on investments
    U.S. Treasury securities                                                       1,901              3,098
    U.S. agency securities                                                         7,517              7,530
    Mortgage-backed securities                                                     7,673              7,772
    Obligations of states and political subdivisions                               2,442              2,227
    Federal Reserve stock and other corporate securities                             125                188
  Interest on federal funds sold and short-term investments                          369              1,182
------------------------------------------------------------------------------------------------------------
    Total interest income                                                         95,581             84,700
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                            29,536             25,979
  Interest on short-term borrowings                                                6,046              3,966
------------------------------------------------------------------------------------------------------------
    Total interest expense                                                        35,582             29,945
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                               59,999             54,755
PROVISION FOR POSSIBLE LOAN LOSSES                                                 2,500              1,000
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                                            57,499             53,755
------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                              6,869              6,612
  Credit card income                                                               3,669              2,777
  Trust service fees                                                               2,243              2,048
  Secondary mortgage market operations                                               431                984
  Other non-interest income                                                        4,104              2,805
  Securities transactions                                                              -                  -
------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                     17,316             15,226
------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Employee compensation                                                           21,071             20,358
  Employee benefits                                                                4,241              4,028
------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                       25,312             24,386
  Equipment and data processing expense                                            5,558              5,265
  Net occupancy expense                                                            4,260              4,036
  Credit card processing services                                                  2,608              2,091
  Postage and communications                                                       2,027              1,903
  Ad valorem taxes                                                                 1,675              1,521
  Amortization of intangibles                                                      1,168                973
  Legal and professional fees                                                        898              1,127
  Other non-interest expense                                                       6,749              6,544
------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                    50,255             47,846
------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                        24,560             21,135
INCOME TAX EXPENSE                                                                 7,997              6,839
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $ 16,563           $ 14,296
============================================================================================================
EARNINGS PER SHARE
  Basic                                                                            $ .73              $ .61
  Diluted                                                                          $ .73              $ .61
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                       22,610,768         23,445,367
  Diluted                                                                     22,669,130         23,519,378
------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                Accumulated                Unearned
                                                                                   Other                   Restricted
                                                   Common   Capital   Retained  Comprehensive  Treasury      Stock
(dollars in thousands, except per share data)      Stock    Surplus   Earnings     Income       Stock     Compensation  Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                     $ 2,800  $ 138,848  $ 428,880      $ (272)   $ (4,613)   $ (4,682)  $ 560,961
-------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                         -          -     14,296           -           -           -      14,296
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments and
        taxes                                          -          -          -        (124)          -           -        (124)
-------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                           -          -     14,296        (124)          -           -      14,172
-------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $.33 per share              -          -     (7,741)          -           -           -      (7,741)
  Exercise of stock options                            -        548          -           -         235           -         783
  Sales to dividend reinvestment and
     employee benefit plans                            -        623          -           -           -           -         623
  Restricted stock grant and other activity, net       -       (104)         -           -        (160)        945         681
-------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                        $ 2,800  $ 139,915  $ 435,435      $ (396)   $ (4,538)   $ (3,737)  $ 569,479
===============================================================================================================================


-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     $ 2,800  $ 141,512  $ 461,025    $ (3,483)  $ (40,678)   $ (4,073)  $ 557,103
-------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                         -          -     16,563           -           -           -      16,563
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments and
        taxes                                          -          -          -      (1,354)          -           -      (1,354)
-------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                           -          -     16,563      (1,354)          -           -      15,209
-------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $.36 per share              -          -     (8,136)          -           -           -      (8,136)
  Exercise of stock options                            -        (44)         -           -         188           -         144
  Sales to dividend reinvestment and
     employee benefit plans                            -         37          -           -         740           -         777
  Restricted stock grant and other activity, net       -       (603)         -           -      (1,133)        952        (784)
-------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                        $ 2,800  $ 140,902  $ 469,452    $ (4,837)  $ (40,883)   $ (3,121)  $ 564,313
===============================================================================================================================
The accompanying notes are an integral part of these financial statements.

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Three Months Ended March 31
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                               2000              1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                    $  16,563         $  14,296
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                 5,686             5,482
      Amortization of intangibles                                                                   1,168               973
      Provision for possible loan losses                                                            2,500             1,000
      Deferred tax benefit                                                                           (171)             (630)
      Net (gains) losses on sales and other dispositions of surplus property                         (421)                -
      Net gains on sales and other dispositions of foreclosed assets                                  (45)              (21)
      Provision for losses on foreclosed assets                                                        13                42
      Increase in accrued income taxes                                                              7,093             7,668
      Increase in accrued interest receivable and prepaid expenses                                 (7,906)           (7,536)
      Increase (decrease) in accrued interest payable and other accrued expenses                    2,419            (3,385)
----------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  26,899            17,889
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                               39,026           115,152
  Purchases of investment securities held to maturity                                             (12,948)         (206,493)
  Proceeds from maturities of investment securities available for sale                              6,329            23,628
  Purchases of investment securities available for sale                                           (18,368)                -
  Net (increase) decrease in loans                                                                (48,413)           76,964
  Net (increase) decrease in federal funds sold and short-term investments                        (11,908)           10,806
  Proceeds from sales and other dispositions of foreclosed assets                                     437               240
  Proceeds from sales of surplus property                                                           1,018                 -
  Purchases of bank premises and equipment                                                         (3,158)          (11,110)
  Net cash paid in business acquisition                                                           (50,399)                -
  Other, net                                                                                         (867)               22
----------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           (99,251)            9,209
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net decrease in demand deposits, NOW, money market and savings deposits                         (10,097)          (63,846)
  Net increase in time deposits                                                                   124,789             5,542
  Net increase (decrease) in short-term borrowings                                                (60,823)           53,053
  Proceeds from issuance of stock                                                                     902             1,167
  Purchases of treasury stock                                                                      (1,193)                -
  Cash dividends                                                                                   (7,451)           (7,015)
----------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            46,127           (11,099)
----------------------------------------------------------------------------------------------------------------------------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (26,225)           15,999
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              230,690           214,963
----------------------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 204,465         $ 230,962
----------------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                              $  92,624         $  80,739

Cash paid during the period for:
   Interest expense                                                                             $  33,091         $  30,240
   Income taxes                                                                                 $     830         $       -
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

     In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, changes in shareholders' equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

     Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

     The components used to calculate basic and diluted earnings per share are as follows:

--------------------------------------------------------------------------------------
                                                           Three Months Ended March 31
--------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                  2000               1999
--------------------------------------------------------------------------------------
Numerator:
     Net income                                             $16,563            $14,296
     Effect of dilutive securities                                -                  -
---------------------------------------------------------------------------------------
     Numerator for diluted earnings per share               $16,563            $14,296
---------------------------------------------------------------------------------------
Denominator:
     Weighted average shares outstanding                 22,610,768         23,445,367
     Effect of dilutive stock options                        58,362             74,011
---------------------------------------------------------------------------------------
     Denominator for diluted earnings per share          22,669,130         23,519,378
---------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                  $   .73            $   .61
     Diluted                                                $   .73            $   .61
---------------------------------------------------------------------------------------
Antidilutive stock options                                  478,250            331,750
---------------------------------------------------------------------------------------

NOTE 3 - MERGERS AND ACQUISITIONS

     On February 18, 2000, the Company completed its acquisition of Bank of Houston for cash of $58 million. At the acquisition date, Bank of Houston had $180 million in total assets, including $44 million in loans, and $162 million in deposits in two locations in the Houston, Texas metropolitan area. Applying purchase accounting to this transaction, the Company recorded $44 million in intangible assets, with $8 million assigned to the value of deposit relationships with a nine-year estimated life and $36 million to goodwill with an estimated life of twenty years.

     Bank of Houston's operating results since the acquisition date are included in the Company's financial statements. The pro forma impact of this acquisition on the Company's results of operations is insignificant.

NOTE 4 - CONTINGENCIES

     The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------------------
                                                     2000                                      1999
                                                 --------------  ------------------------------------------------------------------
(dollars in thousands, except per share data)     First Quarter  Fourth Quarter    Third Quarter   Second Quarter    First Quarter
-----------------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                      $5,688,179       $5,454,388      $5,234,148       $5,195,037        $5,219,955
  Earning assets                                     5,192,034        4,983,601       4,796,142        4,753,520         4,740,511
  Investment in securities                           1,395,710        1,291,863       1,307,607        1,386,932         1,406,550
  Loans                                              3,765,725        3,673,047       3,488,000        3,365,957         3,193,257
  Deposits                                           4,585,808        4,309,398       4,198,244        4,195,289         4,198,358
  Shareholders' equity                                 564,313          557,103         547,504          556,075           569,479
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                      $5,559,059       $5,310,400      $5,232,588       $5,236,898        $5,192,831
  Earning assets                                     5,089,265        4,869,097       4,793,980        4,782,107         4,728,438
  Investment in securities                           1,347,835        1,298,451       1,359,601        1,409,089         1,387,704
  Loans                                              3,715,427        3,560,119       3,419,433        3,287,766         3,239,464
  Deposits                                           4,417,950        4,213,370       4,196,385        4,233,337         4,183,433
  Shareholders' equity                                 564,010          554,529         554,920          564,147           567,651
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                      $95,581          $91,031         $88,238          $85,844           $84,700
  Interest expense                                      35,582           32,482          31,286           30,352            29,945
  Net interest income                                   59,999           58,549          56,952           55,492            54,755
  Net interest income (TE)                              61,553           60,048          58,418           56,899            56,120
  Provision for possible loan losses                     2,500            1,750           2,000            1,250             1,000
  Non-interest income (exclusive of securities
    transactions)                                       17,316           18,136          17,271           16,030            15,226
  Securities transactions                                    -                -               -                -                 -
  Non-interest expense                                  50,255           50,277          48,078           47,962            47,846
  Net income                                            16,563           16,689          16,335           15,100            14,296
-----------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                1.20%            1.25%           1.24%            1.16%             1.12%
  Return on average shareholders' equity                 11.81%           11.94%          11.68%           10.74%            10.21%
  Net interest margin                                     4.85%            4.91%           4.85%            4.77%             4.79%
  Average loans to average deposits                      84.10%           84.50%          81.49%           77.66%            77.44%
  Efficiency ratio                                       63.72%           64.31%          63.52%           65.77%            67.06%
  Reserve for possible loan losses to loans               1.29%            1.21%           1.25%            1.23%             1.28%
  Non-performing assets to loans plus foreclosed assets
    and surplus property                                   .72%             .46%            .37%             .38%              .48%
  Reserve for possible loan losses to non-performing
    loans                                               187.79%          291.87%         370.13%          365.92%           301.15%
  Average shareholders' equity to average assets         10.15%           10.44%          10.61%           10.77%            10.93%
  Shareholders' equity to total assets                    9.92%           10.21%          10.46%           10.70%            10.91%
  Leverage ratio                                          8.99%            9.99%           9.92%           10.06%            10.35%
  Tier 1 capital ratio                                   11.65%           12.75%          12.95%           13.32%            14.00%
  Total capital ratio                                    12.80%           13.83%          14.05%           14.37%            15.07%
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED COMMON SHARE DATA
  Earnings Per Share
    Basic                                                 $.73             $.74            $.72             $.65              $.61
    Diluted                                               $.73             $.74            $.71             $.65              $.61
  Dividends
    Cash dividends per share                              $.36             $.33            $.33             $.33              $.33
    Dividend payout ratio                                49.12%           44.60%          45.69%           50.52%            54.15%
  Book Value Per Share
    Book value                                          $25.01           $24.68          $24.27           $24.14            $24.28
    Tangible book value                                 $21.62           $23.20          $22.75           $22.61            $22.73
  Trading Data
    High stock price                                    $36.66           $39.25          $39.75           $41.75            $38.25
    Low stock price                                     $31.50           $33.50          $33.25           $35.63            $32.19
    Closing stock price                                 $32.63           $37.06          $34.38           $39.75            $36.91
    Trading volume                                   2,237,876        2,068,524       1,866,193        2,625,862         2,809,867
  Average Shares Outstanding
    Basic                                           22,610,768       22,598,930      22,827,599       23,194,136        23,445,367
    Diluted                                         22,669,130       22,674,065      22,903,782       23,278,545        23,519,378
-----------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation ("the Company" or "Whitney") and its subsidiaries and on their results of operations during the first quarters of 2000 and 1999. The operations of the Company's principal subsidiaries, Whitney National Bank and Bank of Houston ("the Banks,") constitute virtually all of the Company's consolidated operations. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

     Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW

     Whitney earned $.73 per share in the first quarter of 2000, a 20% increase over the $.61 per share reported for the first quarter of 1999. Net income of $16.6 million in 2000's first quarter was 16% higher than the year-earlier quarter's total of $14.3 million. Return on average assets was 1.20% for the first quarter of 2000, and return on average shareholders' equity was 11.81%. For the first quarter of 1999, these returns were 1.12% and 10.21%, respectively.

     In the fourth quarter of 1999, the Company announced its pending acquisition of Bank of Houston. This transaction closed on February 18, 2000, when Whitney purchased 100% of the stock of this $180 million-asset institution for cash of $58 million. Applying purchase accounting to this transaction, the Company recorded $44 million in intangible assets that will initially generate approximately $2.7 million in amortization expense on an annual basis. Whitney's results include Bank of Houston's earnings since the purchase date, which were not significant for purposes of presenting pro forma financial information with respect to this acquisition. Excluding the after-tax effect of the amortization of purchased intangibles acquired in this and previous transactions, Whitney earned $.77 per share in the first quarter of 2000, compared to $.64 per share in 1999's first quarter.

     The following key items impacted the current quarter's results:

o        Net interest  income (TE) increased 10% from the first quarter of 1999.
         Loan growth and the ability to fund earning assets with a stable mix of interest-bearing and non-interest-bearing funding sources continue to be the most important factors behind increased net interest income. In addition, active management of the cost of funds helped maintain the net interest margin at 4.85% for the first quarter of 2000, compared with 4.79% for the year earlier quarter.

o Non-interest income, excluding securities transactions and sales of banking properties and pre-1933 assets, was 11% higher than the same quarter in 1999. Credit card income grew 32% from the same period in 1999, and trust service fees were up 10% over the first quarter of 1999. Income from service charges on deposit accounts was up 4% year over year. Increasing brokerage activity during early 2000 helped generate an improvement in investment service income of 44% over 1999's first quarter. Gains on sales of banking properties and pre-1933 assets were $.4 million in the first quarter of 2000; no gains were reported in the first quarter of 1999.

o In 2000, as in 1999, the Company continued to emphasize controlling the growth of and, in certain cases, reducing non-interest expense. Non-interest expense was $50.3 million in the first quarter of 2000, including approximately $.9 million at Bank of Houston. Compared to the first quarter of 1999, non-interest expense, excluding Bank of Houston, was up $1.5 million, or only 3%, of which $.9 million was related to increases in incentive compensation expense. Excluding Bank of Houston, the first quarter expense total was approximately $1 million lower than the fourth quarter of 1999, largely because of a periodic revision of performance-based compensation estimates in the earlier period.

o Sustained loan growth continues to be an important factor behind quarterly provisions for possible loan losses, which totaled $2.5 million in the first quarter, $1.0 million in the first quarter of 1999 and $1.8 million in 1999's fourth quarter. Whitney had a small net recovery in the first quarter of 2000 following net charge-offs of $.3 million in the first quarter of 1999 and $1.0 million in 1999's fourth quarter. Whitney's non-performing assets increased in the first quarter to $27.3 million at March 31, 2000, or .72% of loans plus foreclosed assets and surplus bank property, compared to $17.1 million, or .46%, at December 31, 1999, and $15.4 million, or .48%, at the end of 1999's first quarter. The recent increase resulted from the placement of a substantial portion of a commercial credit relationship on non-accrual status because of negative earnings trends, even though the credit was performing.

FORWARD-LOOKING STATEMENTS
     Certain statements in this quarterly report may be regarded as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, made in good faith by the Company, are based on a number of assumptions about the future. Some of the more important assumptions are outlined in the Company's 1999 Annual Report on Form 10-K. Because it is uncertain whether future conditions and events will confirm the Company's assumptions, there is a risk that the Company's future results will differ materially from what is stated in or implied by such forward-looking statements. The Company cautions the reader to consider this risk.

FINANCIAL CONDITION

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES
     Average loans for the first quarter of 2000 were $3.72 billion, a $476 million, or 15%, increase compared to $3.24 billion in the first quarter of 1999 and a $155 million, or 4%, increase from 1999's fourth quarter. Bank of Houston contributed approximately $21 million to these increases.

     Average loan growth continues to be broad-based, with the most significant increases in commercial lending of all types. Commercial real estate lending, which includes loans secured by properties used in commercial or industrial operations, supplied approximately $66 million of the increase over the fourth quarter of 1999, as this portfolio category grew 6% on average. This growth continued to come from a variety of sources, including hotel construction in the New Orleans area, apartment and condominium projects largely in the eastern Gulf Coast region, and retail, small office and commercial facilities throughout the Company's market area. There was no significant shift in the concentration mix of this portfolio from year-end 1999, although the regional distribution continued to show increasing balance.

     Commercial loans other than those secured by real property increased approximately $40 million, or 3%, on average over 1999's fourth quarter. As with commercial real estate loans, the concentration mix of this portfolio was relatively stable from year-end 1999.

     Average retail loans, including both retail mortgage loans and other loans to individuals, increased approximately $27 million, or 3%, from fourth quarter 1999. Retail mortgage lending contributed $22 million of this increase. Growth came primarily from the Company's home equity loan product and from adjustable-rate mortgage loans that the Company holds in its loan portfolio. Adjustable mortgage loan originations have increased with rising market rates.

     Table 1 shows loan balances at March 31, 2000 and at the end of the four prior quarters. With the exception of the non-real-estate commercial category, the period-end changes are consistent with the growth in average loans. The decline in the commercial category from year-end 1999 to March 31, 2000 is related to seasonal factors.

TABLE 1.  LOANS
-----------------------------------------------------   ----------------------------------------------------------
                                             2000                                   1999
-----------------------------------------------------   ----------------------------------------------------------
(dollars in thousands)                     March 31       December 31   September 30    June 30        March 31
------------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans                   $ 1,448,637      $ 1,466,018    $ 1,354,178   $ 1,279,149    $ 1,197,818
Real estate loans - commercial
    and other                              1,276,930        1,213,465      1,167,954     1,136,864      1,067,039
Real estate loans - retail mortgage          733,342          700,311        674,546       654,327        636,970
Loans to individuals                         306,443          292,680        290,507       294,416        289,760
Lease financing                                  373              573            815         1,201          1,670
------------------------------------------------------------------------------------------------------------------

    Total loans                          $ 3,765,725      $ 3,673,047    $ 3,488,000   $ 3,365,957    $ 3,193,257
==================================================================================================================

     Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the size of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for possible loan losses charged to operating expense. Table 2 compares first quarter 2000 activity in the reserve for possible loan losses with 1999's fourth quarter and the first quarter of that year.

     Table 3 shows total non-performing loans at March 31, 2000 and at the end of the preceding four quarters. The recent increase, the possibility for which was discussed in the Company's 1999 annual report on Form 10-K, resulted from the placement of a substantial portion of a commercial credit relationship on non-accrual status because of negative earnings trends, even though the credit was performing.

     At both March 31, 2000 and December 31, 1999, the total of loans internally classified as having above normal credit risk represented approximately 5% of total loans. The March 31, 2000 total of $197 million is $1.2 million, or less than 1%, above the year-end balance. Since the end of 1999, loans for which full repayment is doubtful increased $12 million, consistent with the increase in non-accrual loans mentioned above. Substandard loans with well-defined weaknesses that, if not corrected, would likely result in some loss increased $16 million over this same period. Loans warranting special attention because of risk characteristics that indicate potential weaknesses, however, decreased by approximately $26 million. Although there was little growth in the total of internally classified loans, the changes within the classification categories indicate an overall increase in management's assessment of the risk profile of this pool of loans and were an important factor in the increase in the reserve for possible loan losses from year-end 1999. Management continually reviews the loan portfolio to identify potentially weak or deteriorating credits.


TABLE 2.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
---------------------------------------------------------------------------------------------------
                                                   First                 Fourth            First
                                                  Quarter                Quarter          Quarter
---------------------------------------------------------------------------------------------------
(dollars in thousands)                               2000                  1999             1999
---------------------------------------------------------------------------------------------------
Balance at the beginning of period                $44,466                $43,738          $40,282
Reserves acquired in bank purchase                  1,461                      -                -
Provision for possible loan losses                  2,500                  1,750            1,000
Loans charged to the reserve:
   Commercial, financial and agricultural             594                  1,431            1,452
   Real estate (mainly commercial)                    194                    189              199
   Loans to individuals                               661                    474              571
   Lease financing                                     18                      4               38
---------------------------------------------------------------------------------------------------
      Total charge-offs                             1,467                  2,098            2,260
---------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural             743                    452            1,198
   Real estate (mainly commercial)                    387                    137              372
   Loans to individuals                               462                    487              389
   Lease financing                                      -                      -                -
---------------------------------------------------------------------------------------------------
      Total recoveries                              1,592                  1,076            1,959
---------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                         (125)                 1,022              301
---------------------------------------------------------------------------------------------------
Balance at the end of period                      $48,552                $44,466          $40,981
---------------------------------------------------------------------------------------------------
Ratios:
   Net annualized charge-offs (recoveries)
     to average loans                                (.01)%                  .11 %            .04 %
   Gross annualized charge-offs to average loans      .16 %                  .24 %            .28 %
   Recoveries to gross charge-offs                 108.52 %                51.29 %          86.68 %
   Reserve for possible loan losses to loans
     at quarter end                                  1.29 %                 1.21 %           1.28 %
---------------------------------------------------------------------------------------------------

TABLE 3.  NON-PERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------------
                                                       2000                            1999
-------------------------------------------------------------  --------------------------------------------------------
(dollars in thousands)                                March        December    September        June          March
                                                       31             31           30            30            31
-----------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis          $ 25,348      $ 13,601      $ 10,095      $  9,608      $ 11,591
Restructured loans                                       507         1,634         1,722         1,748         2.017
-----------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                         25,855        15,235        11,817        11,356        13,608
Foreclosed assets                                      1,401         1,831         1.178         1,299         1,805
-----------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                      $ 27,256      $ 17,066      $ 12,995      $ 12,655      $ 15,413
-----------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing               $  2,922      $  2,617      $  2,249      $  2,481      $  3,543
-----------------------------------------------------------------------------------------------------------------------
Ratios:
   Non-performing assets to loans
     plus foreclosed assets                              .72 %         .46 %         .37 %         .38 %         .48 %
   Reserve for possible loan losses to
     non-performing loans                             187.79 %      291.87 %      370.13 %      365.92 %      301.15 %
   Loans 90 days past due still accruing to loans        .08 %         .07 %         .06 %         .07 %         .11 %
-----------------------------------------------------------------------------------------------------------------------

INVESTMENT IN SECURITIES

     At March 31, 2000, total securities were $1.40 billion, compared to $1.29 billion at December 31, 1999 and $1.41 billion at March 31, 1999. Average investment in securities decreased $40 million, or 3%, in the first quarter of 2000 compared to the same period in 1999. Excluding the impact of Bank of Houston, the decrease would have been $97 million, or 7%. Between these same periods, average federal funds sold and other short-term liquidity management investments decreased $75 million. The $172 million decrease in average securities and liquidity-management investments, excluding Bank of Houston, was used to fund loan growth.

     Bank of Houston accounted for all of the increase in average securities from 1999's fourth quarter. Average loan growth during the first quarter of 2000 was primarily funded by deposits and short-term borrowings.

     During 1999, the Company began building its investment in securities classified as available for sale, primarily to increase liquidity management flexibility. At March 31, 2000, such securities constituted 24% of the investment portfolio, compared to 16% at year-end 1999 and 6% at March 31, 1999. The net unrealized loss on available for sale securities was $6.9 million at March 31, 2000 and $4.8 million at December 31, 1999.

DEPOSITS AND SHORT-TERM BORROWINGS

     Average deposits and short-term borrowings increased $360 million, or 8%, over the first quarter of 1999 and $238 million, or 5%, from 1999's final quarter. Bank of Houston contributed $81 million to these increases. These funds supported the growth in average loans between these periods. Lower-cost deposits and core time deposits of under $100 thousand decreased as a percent of total interest-bearing funds in the first quarter of 2000, falling to 68% from 70% in the fourth quarter of 1999 and 72% in 1999's first quarter.

     At March 31, 2000, total deposits were $4.59 billion, compared to $4.31 billion at December 31, 1999 and $4.20 billion on March 31, 1999. Average deposits for the first quarter were $4.42 billion, which represents an increase of 6% over 1999's first quarter and 5% over the fourth quarter of 1999. The Bank of Houston acquisition contributed approximately 2% to each of these increases.

     The Company continued to show growth in average non-interest-bearing demand deposits, with an increase of $69 million on average, or 6%, over the first quarter of 1999, excluding Bank of Houston. On the same basis, average demand deposits in the first quarter were $40 million, or 3%, higher than 1999's fourth quarter. Both commercial and consumer accounts contributed to this growth.

     Average money market deposits in the first quarter of 2000 increased $59 million, or 8%, from the first quarter of 1999, virtually all of which was in premium money market deposits. Premium money market deposits were relatively stable between the fourth quarter of 1999 and the first quarter of 2000. Over this same period, however, average core time deposits of less than $100 thousand, excluding Bank of Houston, rose $31 million, or 4%. Increased money market rates and competition for deposit customers have led to rising time deposit rates and more attractive terms.

     Average time deposits over $100 thousand grew even more strongly in the first quarter of 2000, rising $76 million on average, or 13%, over the fourth quarter of 1999, excluding Bank of

Houston. This growth was concentrated in several commercial customers and financial institutions and is volatile.

     Total average short-term borrowings increased $126 million in the first quarter of 2000 compared to last year's first quarter. Underlying this growth was an $85 million, or 31%, increase in average funds flowing to the Company's sweep repurchase product, which in turn reflects the continued growth in the commercial deposit base.

     Short-term borrowings were $481 million at March 31, 2000, an 11% decrease from year-end 1999. The decrease partly reflects liquidity funding at year-end in connection with Year 2000 contingency planning.

LIQUIDITY

     The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the cash flow needs of the Company and the Banks. Liquidity is provided by a stable base of funding sources, including low cost core deposits, and an adequate level of maturing assets. The Company models liquidity needs on a periodic basis to determine the best strategy of investments and borrowings to meet those needs.

     The Banks had over $1.3 billion in unfunded loan commitments outstanding at March 31, 2000, a 6% increase from 1999's year-end. Because commitments and unused lines of credit may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements.

     In order to ensure adequate liquidity, the Company has developed an investment strategy, which plans a level of investment maturities that management considers adequate to meet funding needs. In addition, the Company and the Banks have access to external funding sources in the financial markets and Whitney National Bank has developed the ability to gather deposits at a nationwide level. During 1999, and continuing into 2000, the Company also began building investment in securities classified as available for sale, further increasing liquidity management flexibility.

ASSET/LIABILITY MANAGEMENT

     As stated in the Company's 1999 Annual Report on Form 10-K, the objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

     Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company and the Banks obtain measures of their interest rate sensitivity by running net interest income simulations, monitoring the economic value of equity, and preparing gap analyses.

     Using the Company's most recent internal forecast as a base case, the Company ran simulations to estimate the impact on forecasted net interest income
(TE) of parallel up and down instantaneous interest rate shocks of 100 to 300 basis points. The asset and liability volumes in the base case were held constant for this test. The simulated impact ranged from a 3% annual increase in net interest income (TE) at 300 basis points up to an annual decrease of 4% at 300 basis points down. These results were within acceptable limits, considering established internal guidelines.

CAPITAL ADEQUACY

     The Company's capital amounts and ratios are presented in Table 4:

TABLE 4.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                           March 31           December 31
(dollars in thousands)                                       2000                 1999
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                                $ 492,632             $ 527,206
Tier 2 regulatory capital                                   48,552                44,466
--------------------------------------------------------------------------------------------
Total regulatory capital                                 $ 541,184             $ 571,672
--------------------------------------------------------------------------------------------
Risk-weighted assets                                    $4,227,184            $4,134,623
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)                8.99  %               9.99  %
   Tier 1 capital to risk-weighted assets                    11.65  %              12.75  %
   Total capital to risk-weighted assets                     12.80  %              13.83  %
   Shareholders' equity to total assets                       9.92  %              10.21  %
   Tangible equity to total assets                            8.58  %               9.60  %
--------------------------------------------------------------------------------------------

     The Company remained strongly capitalized at March 31, 2000. The regulatory capital ratios of the Banks far exceed the minimum required ratios, and Whitney National Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency. The Company also fully anticipates that Bank of Houston will be categorized as "well-capitalized."

     The reduction in regulatory capital levels and ratios since year-end 1999 reflects the impact of the acquisition of Bank of Houston. In this transaction, the Company acquired $44 million of intangible assets that are deducted in determining regulatory capital. Bank of Houston also contributed approximately $60 million to the overall increase in risk-weighted assets.

    During the first quarter, the Company declared a $.36 per share dividend on its common stock. This represents a $.03 per share, or 9%, increase over the quarterly dividend declared throughout 1999.

Year 2000 Remediation

     For over two years the Company and others within and outside the banking industry worked diligently to address the risks posed by the Year 2000 date change to both information processing systems and non-information systems that employ embedded information technology. The success of these efforts has been widely publicized. When the Company began processing in the new century it experienced only a few date-related problems and suffered no disruptions to its operations. Critical outside services all were available. This was also true with major customers and suppliers.

     Costs associated with the Company's Year 2000 remediation efforts included both internal costs, primarily personnel-related, and costs from using outside consultants. Non-interest expense for the first quarter of 1999 included internal costs estimated at $.7 million and external costs of approximately $.4 million. There were no significant costs during 2000's first quarter, and none are anticipated for the remainder of the year.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income (TE) for the first quarter of 2000 was $61.6 million, a $5.4 million, or 10%, improvement over the first quarter of 1999, and a $1.5 million, or 3%, increase compared to 1999's fourth quarter. The Bank of Houston contributed approximately $.5 million to these increases. Loan growth was the major factor behind these improvements coupled with the Company's ability to maintain its mix of interest-bearing and interest-free funding sources over these periods and effectively manage its cost of funds. The net interest margin, which is net interest income (TE) as a percent of average earning assets, was 4.85% this quarter, compared to 4.79% in the first quarter of 1999 and 4.91% in 1999's final quarter. Tables 5 and 6 show the factors contributing to these changes and the components of these changes.

     Compared to the prior year's quarter, average loans grew 15% in 2000's first quarter, while average earning assets rose 8%, resulting in a more favorable mix of earning assets. As a percent of earning assets, average loans increased to 73% in the current quarter, compared to 69% in 1999's first quarter. The effective loan yield (TE) increased 34 basis points from the first quarter of 1999 to the current quarter and is up 15 basis points over the 1999's fourth quarter, while the effective yield (TE) on total earning assets rose 32 basis points and 12 basis points, respectively. Market rates have continued to rise since mid 1999 as is reflected in the 94 basis point increase in the average prime rate for the first quarter of 2000 from 1999's first quarter and the 31 basis point increase over the final quarter in 1999.

     The percent of earning assets funded by non-interest-bearing sources has remained stable at approximately 27% over each of these periods. Average non-interest-bearing demand deposits grew 7% over the first quarter of 1999 and are up 5% from 1999's fourth quarter, including Bank of Houston. Average interest-bearing deposits grew approximately 5% in the first quarter of 2000 compared to each of the prior quarterly periods. Although rising market rates have put upward pressure on the Company's cost of interest-bearing funds and the proportion of higher-cost funds has increased, the stability in interest-free funding sources has helped limit the increase in the total cost of funding earning assets to 25 basis points over 1999's first quarter and 17 basis points from the prior year's fourth quarter.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                          First Quarter 2000           Fourth Quarter 1999             First Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------
                                             Average                       Average                         Average
                                             Balance  Interest   Rate      Balance    Interest   Rate      Balance  Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                          $3,715,427  $75,793   8.20%    $3,560,119    $72,218  8.05%   $3,239,464  $62,869   7.86%
------------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                      126,266    1,901   6.06        116,288      1,759  6.00       196,949    3,098   6.38
U.S. agency securities                        513,896    7,517   5.85        459,882      6,697  5.82       492,524    7,530   6.12
Mortgage-backed securities                    507,690    7,673   6.05        524,133      8,023  6.12       512,607    7,772   6.06
Obligations of states and political
  subdivisions (TE)(a)                        191,396    3,757   7.85        190,122      3,573  7.52       177,256    3,426   7.73
Federal Reserve stock and other corporate
  securities                                    8,587      125   5.82          8,026        118  5.88         8,368      188   8.99
------------------------------------------------------------------------------------------------------------------------------------
    Total investment in securities(c)       1,347,835   20,973   6.23      1,298,451     20,170  6.21     1,387,704   22,014   6.36
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term
  investments                                  26,003      369   5.71         10,527        142  5.35       101,270    1,182   4.73
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                    5,089,265  $97,135   7.67%     4,869,097    $92,530  7.56%    4,728,438  $86,065   7.36%
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
Other assets                                  516,570                        485,673                        505,134
Reserve for possible loan losses              (46,776)                       (44,370)                       (40,741)
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                           $5,559,059                     $5,310,400                     $5,192,831
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                       $  493,695  $ 1,670   1.36%    $  478,417    $ 1,600  1.33%   $  525,027  $ 1,834   1.42%
Money market deposits                         756,769    7,174   3.81        753,747      6,961  3.66       698,175    6,127   3.56
Savings deposits                              453,965    2,269   2.01        456,216      2,322  2.02       489,304    2,408   2.00
Other time deposits                           820,270    9,811   4.81        775,637      9,146  4.68       756,533    9,012   4.83
Time deposits $100,000 and over               651,038    8,612   5.32        564,072      7,081  4.98       558,632    6,598   4.79
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits         3,175,737   29,536   3.74      3,028,089     27,110  3.55     3,027,671   25,979   3.48
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                     527,924    6,046   4.61        494,052      5,372  4.31       401,630    3,966   4.00
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing
          liabilities                       3,703,661  $35,582   3.86%     3,522,141    $32,482  3.66%    3,429,301  $29,945   3.54%
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS
    AND SHAREHOLDERS' EQUITY
Demand deposits                             1,242,213                      1,185,281                      1,155,762
Other liabilities                              49,175                         48,449                         40,117
Shareholders' equity                          564,010                        554,529                        567,651
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders'
      equity                               $5,559,059                     $5,310,400                     $5,192,831
====================================================================================================================================
    Net interest income and margin
      (TE) (a)                                         $61,553   4.85%                  $60,048  4.91%               $56,120   4.79%
------------------------------------------------------------------------------------------------------------------------------------
    Net earning assets and spread          $1,385,604            3.81%    $1,346,956             3.90%   $1,299,137            3.82%
====================================================================================================================================

    (a) Tax-equivalent  (TE) amounts are  calculated  using a marginal  federal income tax rate of 35%.
    (b) Average  balance  includes  non-accruing  loans of $17,963,  $11,225 and $10,688 respectively,  in the first quarter of 2000 and the fourth and first quarters of 1999.
    (c) Average  balance  excludes  unrealized gain or loss on securities available for sale.

TABLE 6. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a)
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               First Quarter 2000 Compared to:
                                                         Fourth Quarter 1999                    First Quarter 1999
                                                ----------------------------------------------------------------------------
                                                       Due To                                  Due To
                                                      Change In            Total              Change In            Total
                                                ----------------------    Increase       --------------------     Increase
                                                  Volume        Rate     (Decrease)      Volume         Rate     (Decrease)
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
    Loans (TE)(a)                                $ 2,510      $ 1,065     $ 3,575        $ 9,993      $ 2,931    $ 12,924
----------------------------------------------------------------------------------------------------------------------------
    U.S. Treasury securities                         128           14         142         (1,049)        (148)     (1,197)
    U.S. agency securities                           790           30         820            322         (335)        (13)
    Mortgage-backed securities                      (249)        (101)       (350)           (74)         (25)        (99)
    Obligations of states and political
        subdivisions (TE) (a)                         24          160         184            277           54         331
    Federal Reserve stock and other
       corporate securities                            8           (1)          7              5          (68)        (63)
----------------------------------------------------------------------------------------------------------------------------
      Total investment in securities                 701          102         803           (519)        (522)     (1,041)
----------------------------------------------------------------------------------------------------------------------------
    Federal funds sold and
        short-term investments                       217           10         227         (1,026)         213        (813)
----------------------------------------------------------------------------------------------------------------------------
      Total interest income (TE) (a)               3,428        1,177       4,605          8,448        2,622      11,070
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    NOW account deposits                              39           31          70            (99)         (65)       (164)
    Money market deposits                             19          194         213            569          478       1,047
    Savings deposits                                 (28)         (25)        (53)          (159)          20        (139)
    Other time deposits                              446          219         665            835          (36)        799
    Time deposits $100,000 and over                1,061          470       1,531          1,207          807       2,014
----------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits              1,537          889       2,426          2,353        1,204       3,557
----------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                            339          335         674          1,408          672       2,080
----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                       1,876        1,224       3,100          3,761        1,876       5,637
----------------------------------------------------------------------------------------------------------------------------

      Change in net interest income (TE)(a)      $ 1,552       $  (47)    $ 1,505        $ 4,687       $  746     $ 5,433
----------------------------------------------------------------------------------------------------------------------------

(a)  Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses was $2.5 million for the first quarter of 2000, $1.8 million in 1999's fourth quarter and $1.0 million in the prior year's first quarter. There was a small net recovery in the first quarter, following net charge-offs of $1.0 million in 1999's final quarter and $.3 million in the year earlier quarter. The higher provision in 2000 reflects management's consideration, among other factors, of the increased risk profile of loans internally classified and continued strong loan growth.

     For a discussion of changes in the reserve for possible loan losses, non-performing assets and general asset quality, see the earlier section on Loans and Reserve for Possible Loan Losses.

NON-INTEREST INCOME

     Non-interest income, excluding securities transactions, was $17.3 million in the first quarter, compared to $15.2 million in the first quarter of 1999. First quarter 2000 income includes approximately $.4 million in gains from sales of surplus banking property and pre-1933 assets carried at a nominal value. Excluding these gains, first quarter non-interest income increased $1.7 million, or 11%.

     Credit card fee income rose $.9 million, or 32%, to $3.7 million. This reflects increased transaction volumes, both from an expanded merchant customer base and, more recently, from the growing use of the Company's debit card product. Trust service fee income rose to $2.2 million, an increase of 10% over the same quarter last year, continuing to show the benefits of marketing and incentive-based sales efforts in an expanded market area. Recent volatility in the equities markets, however, has tended to moderate the year-to-year growth rate for this income category.

     Late in the second quarter of 1999, the Company opened a new parking facility next to its main office. The operating revenue from this new facility represents over one third of the 31% improvement in other non-interest income, excluding one-time gains, in the first quarter of 2000 compared to the same quarter in 1999. Also included in other non-interest income are fees from investment services, which increased 44% in 2000's first quarter, to $.6 million. Whitney Securities, the Company's broker-dealer operation, has been growing rapidly since its inception in the third quarter of 1999, and was the primary factor behind this increase.

     Quarterly income from service charges on deposit accounts was up 4%, to $6.9 million, in 2000, with the Bank of Houston accounting for most of this increase over the first quarter of 1999. As expected, first quarter 2000 income from secondary mortgage market operations trailed 1999's first quarter performance on reduced origination volume of fixed-rate product with the higher market interest rates since the latter part of 1999. As mentioned earlier, during this same period the Company has increased its origination of adjustable-rate mortgage loans that it holds in its loan portfolio.

NON-INTEREST EXPENSE

     Non-interest expense was $50.3 million in the first quarter of 2000, including $.9 million at Bank of Houston. Excluding the impact of this newly acquired institution, first quarter 2000 expense increased $1.5 million, or 3%, over the first quarter of 1999. There were no significant merger-related expenses in either quarterly period.

     Personnel expense increased by $.9 million, or 4%, to $25.3 million for the quarter, with a third of this increase relating to Bank of Houston. During 1999, the Company had reduced its full-time equivalent employee base by approximately 7%, and the total, excluding Bank of Houston, has remained stable throughout the first quarter of 2000. The benefit from these reductions to first quarter 2000 personnel expense was offset in part by regular merit increases and by a $.9 million net increase in executive incentive plan compensation expense compared to 1999's first quarter.

     Equipment and data processing expense increased $.3 million, or 6%, almost entirely as a result of higher provisions for depreciation and amortization. The completion of the final phases of the rollout of a new branch delivery system and standardized office automation network during 1999 contributed to this increase, as did the automation of certain back-office functions and other enhancements to data processing and communications systems. Compared to the fourth quarter of 1999, equipment and data processing expense is down 3% in the first quarter of 2000.

     In early 2000, the Company relocated certain office facilities for its Louisiana bank operations, other than in the New Orleans area, to more suitable leased premises. The net increase in recurring expense from this move, higher provisions for depreciation related in part to the new parking facility mentioned earlier, and Bank of Houston were the main factors behind the $.2 million, or 6%, increase in net occupancy expense in the first quarter of 2000. Excluding Bank of Houston, the year-over-year increase would have been 4%.

     Credit card transaction processing services expense increased $.5 million, or 25%, consistent with the related growth in merchant transaction volumes and revenue discussed earlier. As noted earlier, the intangible assets acquired with Bank of Houston will initially generate $2.7 million in amortization expense on an annual basis. The impact on the first quarter was $.3 million, which led to a 19% increase in amortization expense over 1999's first quarter. Legal and other professional services decreased $.2 million, or 20%, in the first quarter of 2000, largely reflecting the use of consultants in early 1999 to complete Year 2000 remediation testing as discussed earlier.

     Other non-interest expenses increased $.2 million, or 3%, to $6.7 million in the first quarter of 2000. Higher expenses associated with an increase in marketing campaigns and an industry-wide increase in deposit insurance rates were partly offset by the benefits of expense control and reduction efforts, particularly with respect to operating supplies.

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

         Exhibit 10.16 - Form of Amendment to Section 2.1e of the Executive agreements filed as Exhibits 10.2 through 10.8 herein (filed as Exhibit
         10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

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

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank, successor by merger in early January 1998 to Whitney Bank of Alabama, Whitney National Bank of Florida and Whitney National Bank of Mississippi, and 100% of the capital stock of Bank of Houston.

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

                                              May 15, 2000
                                              ----------------------------------
                                                             Date