Form 10-Q
period 2000-06-30
WHITNEY HOLDING CORP
filed 2000-08-14
CIK 106926

                                                                 August 14, 2000


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                              ------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended June 30, 2000.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                                Sincerely,


                                                /s/ Thomas L. Callicutt, Jr.
                                                --------------------------------
                                                Thomas L. Callicutt, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (504) 552-4591

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

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000       Commission file number 0-1026


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
(State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)


                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at July 31, 2000
--------------------------                         ----------------------------
Common Stock, no par value                                   22,685,104


================================================================================

WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I.  Financial Information

             Item 1: Financial Statements:
                        Consolidated Balance Sheets                            1
                        Consolidated Statements of Operations                  2
                        Consolidated Statements of Changes in
                           Shareholders' Equity                                3
                        Consolidated Statements of Cash Flows                  4
                        Notes to Consolidated Financial Statements             5
                        Selected Financial Data                                8

             Item 2: Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                    9

--------------------------------------------------------------------------------

PART II. Other Information

              Item 1: Legal Proceedings                                       24

              Item 2: Changes in Securities and Use of Proceeds               24

              Item 3: Defaults upon Senior Securities                         24

              Item 4: Submission of Matters to a Vote of Security
                         Holders                                              24

              Item 5: Other Information                                       24

              Item 6: Exhibits and Reports on Form 8-K                        25

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30         December 31
   (dollars in thousands)                                                                        2000              1999
----------------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from financial institutions                                                  $   221,048        $   230,690
   Investment in securities
        Securities available for sale                                                            395,994            206,932
        Securities held to maturity, fair values of  $982,753 and $1,060,340, respectively     1,010,918          1,084,931
----------------------------------------------------------------------------------------------------------------------------
           Total investment in securities                                                      1,406,912          1,291,863
   Federal funds sold and short-term investments                                                   8,327             18,691
   Loans, net of unearned income                                                               3,976,513          3,673,047
        Reserve for possible loan losses                                                         (50,359)           (44,466)
----------------------------------------------------------------------------------------------------------------------------
           Net loans                                                                           3,926,154          3,628,581
----------------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                                   171,363            169,715
   Intangible assets                                                                              74,957             33,317
   Accrued interest receivable                                                                    34,948             30,694
   Other assets                                                                                   57,610             50,837
----------------------------------------------------------------------------------------------------------------------------
             Total assets                                                                    $ 5,901,319        $ 5,454,388
============================================================================================================================

LIABILITIES

   Non-interest-bearing demand deposits                                                      $ 1,290,628        $ 1,230,509
   Interest-bearing deposits                                                                   3,255,102          3,078,889
----------------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                     4,545,730          4,309,398
----------------------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                                         724,783            541,357
   Accrued interest payable                                                                       16,982             12,389
   Accrued expenses and other liabilities                                                         38,794             34,141
----------------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                                 5,326,289          4,897,285
============================================================================================================================

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 23,745,512 shares                                                                   2,800              2,800
   Capital surplus                                                                               141,110            141,512
   Retained earnings                                                                             477,932            461,025
   Accumulated other comprehensive income                                                         (4,009)            (3,483)
   Treasury stock at cost -  1,074,289 and 1,171,458 shares, respectively                        (37,328)           (40,678)
   Unearned restricted stock compensation                                                         (5,475)            (4,073)
----------------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                          575,030            557,103
============================================================================================================================

              Total liabilities and shareholders' equity                                     $ 5,901,319        $ 5,454,388
============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                      - 1 -

                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                     Six Months Ended
                                                                   June 30                               June 30
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                 2000             1999                2000            1999
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                              $ 80,388         $ 64,073           $ 155,942        $ 126,776
  Interest and dividends on investments
    U.S. Treasury securities                                 1,930            2,550               3,831            5,648
    U.S. agency securities                                   9,186            7,508              16,703           15,038
    Mortgage-backed securities                               7,444            8,263              15,117           16,035
    Obligations of states and political subdivisions         2,219            2,323               4,661            4,550
    Federal Reserve stock and other corporate securities       143              123                 268              311
  Interest on federal funds sold and short-term investments    401            1,004                 770            2,186
-------------------------------------------------------------------------------------------------------------------------
    Total interest income                                  101,711           85,844             197,292          170,544
-------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                      32,100           26,361              61,636           52,340
  Interest on short-term borrowings                          7,655            3,991              13,701            7,957
-------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                  39,755           30,352              75,337           60,297
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                         61,956           55,492             121,955          110,247
PROVISION FOR POSSIBLE LOAN LOSSES                           2,500            1,250               5,000            2,250
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                      59,456           54,242             116,955          107,997
-------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                        7,147            6,981              14,016           13,593
  Credit card income                                         3,933            3,370               7,602            6,147
  Trust service fees                                         2,198            2,056               4,441            4,104
  Secondary mortgage market operations                         433            1,006                 864            1,990
  Other non-interest income                                  3,670            2,617               7,774            5,422
  Securities transactions                                        -                -                   -                -
-------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                               17,381           16,030              34,697           31,256
-------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Employee compensation                                     21,797           20,272              42,868           40,630
  Employee benefits                                          3,973            3,520               8,214            7,548
-------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                 25,770           23,792              51,082           48,178
  Equipment and data processing expense                      5,511            5,378              11,069           10,643
  Net occupancy expense                                      4,285            3,878               8,545            7,914
  Credit card processing services                            2,721            2,417               5,329            4,508
  Postage and communications                                 1,992            1,945               4,019            3,848
  Ad valorem taxes                                           1,680            1,597               3,355            3,118
  Amortization of intangibles                                1,560              966               2,728            1,939
  Legal and professional fees                                1,374            1,373               2,272            2,500
  Other non-interest expense                                 7,083            6,616              13,832           13,160
-------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                              51,976           47,962             102,231           95,808
-------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  24,861           22,310              49,421           43,445
INCOME TAX EXPENSE                                           8,221            7,210              16,218           14,049
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $ 16,640         $ 15,100            $ 33,203         $ 29,396
=========================================================================================================================
EARNINGS PER SHARE
  Basic                                                      $ .74            $ .65              $ 1.47           $ 1.26
  Diluted                                                    $ .73            $ .65              $ 1.46           $ 1.26
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                 22,626,874       23,194,136          22,618,821       23,319,057
  Diluted                                               22,690,015       23,278,545          22,679,572       23,398,296
-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                      - 2 -

                                        WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated               Unearned
                                                                                    Other                 Restricted
                                                Common     Capital   Retained    Comprehensive  Treasury     Stock
(dollars in thousands, except per share data)    Stock     Surplus   Earnings       Income        Stock   Compensation    Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   $ 2,800   $ 138,848  $ 428,880       $ (272)    $ (4,613)  $ (4,682)    $ 560,961
---------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                       -           -     29,396            -            -          -        29,396
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments and
        taxes                                        -           -          -       (2,228)           -          -        (2,228)
---------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                         -           -     29,396       (2,228)           -          -        27,168
---------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $.66 per share            -           -    (15,369)           -            -          -       (15,369)
  Purchases of treasury stock
    under repurchase program                         -           -          -            -      (20,884)         -       (20,884)
  Sales to dividend reinvestment and
     employee benefit plans                          -       1,330          -            -            -          -         1,330
  Exercise of stock options                          -         589          -            -          240          -           829
  Director stock grants                              -          22          -            -           96          -           118
  Restricted stock grant and other activity, net     -       1,234          -            -        2,523     (1,835)        1,922
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                       $ 2,800   $ 142,023  $ 442,907     $ (2,500)   $ (22,638)  $ (6,517)    $ 556,075
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   $ 2,800   $ 141,512  $ 461,025     $ (3,483)   $ (40,678)  $ (4,073)    $ 557,103
---------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                       -           -     33,203            -            -          -        33,203
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments and
        taxes                                        -           -          -         (526)           -          -          (526)
---------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                         -           -     33,203         (526)           -          -        32,677
---------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $.72 per share            -           -    (16,296)           -            -          -       (16,296)
  Sales to dividend reinvestment and
     employee benefit plans                          -          37          -            -        1,507          -         1,544
  Exercise of stock options                          -         (44)         -            -          188          -           144
  Director stock grants                              -          (1)         -            -           94          -            93
  Restricted stock grant and other activity, net     -        (394)         -            -        1,561     (1,402)         (235)
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                       $ 2,800   $ 141,110  $ 477,932     $ (4,009)   $ (37,328)  $ (5,475)    $ 575,030
---------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                        WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six Months Ended
                                                                                                           June 30
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                               2000              1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                     $ 33,203          $ 29,396
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                11,234            11,939
      Amortization of intangibles                                                                   2,728             1,939
      Provision for possible loan losses                                                            5,000             2,250
      Deferred tax benefit                                                                         (1,629)           (1,367)
      Net gains on sales and other dispositions of surplus property                                  (510)             (118)
      Net gains on sales and other dispositions of foreclosed assets                                 (246)             (180)
      Provision for losses on foreclosed assets                                                        43               101
      Increase in accrued income taxes                                                              3,007               999
      Increase in accrued interest receivable and prepaid expenses                                 (5,352)           (2,254)
      Increase (decrease) in accrued interest payable and other accrued expenses                    6,553            (1,862)
----------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  54,031            40,843
============================================================================================================================
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                               86,641           241,924
  Purchases of investment securities held to maturity                                             (12,948)         (225,991)
  Proceeds from maturities of investment securities available for sale                             13,911            43,045
  Purchases of investment securities available for sale                                           (83,616)         (110,062)
  Net increase in loans                                                                          (260,072)          (96,464)
  Net decrease in federal funds sold and short-term investments                                    10,364           150,879
  Proceeds from sales and other dispositions of foreclosed assets                                     981               884
  Proceeds from sales of surplus property                                                           1,196               815
  Purchases of bank premises and equipment                                                         (6,930)          (16,925)
  Net cash paid in business acquisition                                                           (50,399)                -
  Other, net                                                                                       (5,733)           (2,921)
----------------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                                        (306,605)          (14,816)
============================================================================================================================
FINANCING ACTIVITIES
  Net decrease in demand deposits, NOW, money market and savings deposits                         (91,650)          (78,121)
  Net increase in time deposits                                                                   166,264            16,748
  Net increase in short-term borrowings                                                           183,426            49,641
  Proceeds from issuance of stock                                                                   1,669             1,879
  Purchases of treasury stock                                                                      (1,192)          (20,884)
  Cash dividends                                                                                  (15,585)          (14,757)
----------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           242,932           (45,494)
============================================================================================================================
    DECREASE IN CASH AND CASH EQUIVALENTS                                                          (9,642)          (19,467)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              230,690           214,963
----------------------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 221,048         $ 195,496
============================================================================================================================

Cash received during the period for:
   Interest income                                                                              $ 195,159         $ 169,597

Cash paid during the period for:
   Interest expense                                                                             $  71,006         $  60,667
   Income taxes                                                                                 $  14,330         $  14,100
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                      - 4 -

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

NOTE 2 - EARNINGS PER SHARE

     The components used to calculate basic and diluted earnings per share are as follows:

---------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30       Six Months Ended June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2000            1999           2000            1999
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                         $16,640         $15,100        $33,203         $29,396
     Effect of dilutive securities                            -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $16,640         $15,100        $33,203         $29,396
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted average shares outstanding             22,626,874      23,194,136     22,618,821      23,319,057
     Effect of dilutive stock options                    63,141          84,409         60,751          79,239
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      22,690,015      23,278,545     22,679,572      23,398,296
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.74            $.65          $1.47           $1.26
     Diluted                                               $.73            $.65          $1.46           $1.26
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                              515,823         511,000        497,036         421,870
---------------------------------------------------------------------------------------------------------------

NOTE 3 - MERGERS AND ACQUISITIONS

     On August 8, 2000, the Company announced a definitive agreement to acquire Prattville Financial Services Corporation ("PFSC"), whose principal subsidiary is Bank of Prattville. Bank of Prattville operates four branches in the metropolitan area of Montgomery, Alabama, and has approximately $170 million in total assets, $142 million in deposits and $22 million of shareholders' equity. The Company will issue stock with a value of approximately $40.5 million in connection with this tax-free transaction and anticipates accounting for this transaction as a pooling of interests. The acquisition is subject to certain conditions, including approval by PFSC's shareholders and appropriate regulatory agencies, and is expected to be completed in the fourth quarter of 2000.

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

NOTE 4 - STOCK-BASED INCENTIVE COMPENSATION PLANS

     The Company maintains a long-term incentive plan for key employees and a directors' compensation plan, each of which allows for the awarding of stock grants, stock options and other stock-based compensation. During June 2000, awards were made under each of these plans as follows:

-----------------------------------------------------------------------------------------------------------
                                                              Stock Grant             Stock Option Award
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)            Shares    Market Value      Shares Exercise Price
-----------------------------------------------------------------------------------------------------------
Long-term incentive plan for key employees               77,500          $2,872     201,125         $37.19
Directors' compensation plan                              4,200            $145      14,000         $34.44
------------------------------------------------------------------------------------------------------------

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

NOTE 5 - COMPREHENSIVE INCOME

     Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. The Company's comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended           Six Months Ended
                                                                   June 30                      June 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      2000           1999           2000          1999
-------------------------------------------------------------------------------------------------------------
Net income                                              $ 16,640        $15,100       $ 33,203      $ 29,396
Other comprehensive income:
  Unrealized holding gain (loss) on securities,
    net of tax                                               805         (2,127)          (575)       (2,275)
Reclassification  adjustment, net of tax, for
  amortization of unrealized holding gain (loss)
  on securities transferred from available for sale
  to held to maturity included in net income                  23             23             49            47
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                    $ 17,468       $ 10,510       $ 32,677      $ 27,168
-------------------------------------------------------------------------------------------------------------

NOTE 6 - CONTINGENCIES

     The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

NOTE 7 - ACCOUNTING PRONOUNCEMENTS

     The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101 in December 1999. SAB 101 presented the SEC staff's views on and guidance in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC further delayed the date when the Company must be in compliance with this guidance until December 31, 2000. The Company has determined that its existing revenue recognition practices comply in all material respects with the guidance in SAB 101.

                                        WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                 SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------
                                                                2000                                      1999
                                                  --------------------------------  ------------------------------------------------
(dollars in thousands, except per share data)      Second Quarter  First Quarter     Fourth Quarter   Third Quarter   Second Quarter
------------------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                        $5,901,319      $5,688,179       $5,454,388       $5,234,148       $5,195,037
  Earning assets                                       5,391,752       5,192,034        4,983,601        4,796,142        4,753,520
  Loans                                                3,976,513       3,765,725        3,673,047        3,488,000        3,365,957
  Investment in securities                             1,406,912       1,395,710        1,291,863        1,307,607        1,386,932
  Deposits                                             4,545,730       4,585,808        4,309,398        4,198,244        4,195,289
  Shareholders' equity                                   575,030         564,313          557,103          547,504          556,075
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                        $5,772,055      $5,559,059       $5,310,400       $5,232,588       $5,236,898
  Earning assets                                       5,289,319       5,089,265        4,869,097        4,793,980        4,782,107
  Loans                                                3,863,079       3,715,427        3,560,119        3,419,433        3,287,766
  Investment in securities                             1,401,203       1,347,835        1,298,451        1,359,601        1,409,089
  Deposits                                             4,557,066       4,417,950        4,213,370        4,196,385        4,233,337
  Shareholders' equity                                   571,220         564,010          554,529          554,920          564,147
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                       $101,711         $95,581          $91,031          $88,238          $85,844
  Interest expense                                        39,755          35,582           32,482           31,286           30,352
  Net interest income                                     61,956          59,999           58,549           56,952           55,492
  Net interest income (TE)                                63,361          61,553           60,048           58,418           56,899
  Provision for possible loan losses                       2,500           2,500            1,750            2,000            1,250
  Non-interest income (exclusive of securities
    transactions                                          17,381          17,316           18,136           17,271           16,030
  Securities transactions                                      -               -                -                -                -
  Non-interest expense                                    51,976          50,255           50,277           48,078           47,962
  Net income                                              16,640          16,563           16,689           16,335           15,100
------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                  1.16%           1.20%            1.25%            1.24%            1.16%
  Return on average shareholders' equity                   11.72%          11.81%           11.94%           11.68%           10.74%
  Net interest margin                                       4.81%           4.85%            4.91%            4.85%            4.77%
  Average loans to average deposits                        84.77%          84.10%           84.50%           81.49%           77.66%
  Efficiency ratio                                         64.37%          63.72%           64.31%           63.52%           65.77%
  Reserve for possible loan losses to loans                 1.27%           1.29%            1.21%            1.25%            1.23%
  Non-performing assets to loans plus foreclosed assets
    and surplus property                                     .62%            .72%             .46%             .37%             .38%
  Reserve for possible loan losses to non-performing
    loans                                                 213.43%         187.80%          291.87%          370.13%          365.92%
  Average shareholders' equity to average assets            9.90%          10.15%           10.44%           10.61%           10.77%
  Shareholders' equity to total assets                      9.74%           9.92%           10.21%           10.46%           10.70%
  Leverage ratio                                            8.85%           8.99%            9.99%            9.92%           10.06%
  Tier 1 capital ratio                                     11.47%          11.65%           12.75%           12.95%           13.32%
  Total capital ratio                                      12.62%          12.80%           13.83%           14.05%           14.37%
------------------------------------------------------------------------------------------------------------------------------------
SELECTED COMMON SHARE DATA
  Earnings Per Share
    Basic                                                   $.74            $.73             $.74             $.72             $.65
    Diluted                                                 $.73            $.73             $.74             $.71             $.65
  Dividends
    Cash dividends per share                                $.36            $.36             $.33             $.33             $.33
    Dividend payout ratio                                  49.04%          49.12%           44.60%           45.69%           50.52%
  Book Value Per Share
    Book value                                            $25.36          $25.01           $24.68           $24.27           $24.14
    Tangible book value                                   $22.06          $21.62           $23.20           $22.75           $22.61
  Trading Data
    High stock price                                      $39.13          $36.66           $39.25           $39.75           $41.75
    Low stock price                                       $31.75          $31.50           $33.50           $33.25           $35.63
    Closing stock price                                   $34.19          $32.63           $37.06           $34.38           $39.75
    Trading volume                                     1,609,130       2,237,876        2,068,524        1,866,193        2,625,862
  Average Shares Outstanding
    Basic                                             22,626,874      22,610,768       22,598,930       22,827,599       23,194,136
    Diluted                                           22,690,015      22,669,130       22,674,065       22,903,782       23,278,545
------------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATIONS

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation ("the Company" or "Whitney") and its subsidiaries and on their results of operations during the second quarters of 2000 and 1999 and during the six month periods through June 30 in each year. The operations of the Company's principal subsidiaries, Whitney National Bank and Bank of Houston ("the Banks"), constitute virtually all of the Company's consolidated operations. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

     Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW

     Whitney earned $.74 per share in the second quarter of 2000, a 14% increase over the $.65 per share reported for the second quarter of 1999. Net income of $16.6 million in 2000's second quarter was 10% higher than the year-earlier quarter's total of $15.1 million. Return on average assets was 1.16% for the second quarter of 2000, and return on average shareholders' equity was 11.72%. For the second quarter of 1999, these returns were 1.16% and 10.74%, respectively.

     Excluding the after-tax effect of the amortization of purchased intangibles acquired with the Bank of Houston in February 2000 and in previous transactions, Whitney earned $.79 per share in the second quarter of 2000, compared to $.68 per share in 1999's second quarter. Bank of Houston's earnings, which are included in Whitney's results since the purchase date, were not significant for purposes of presenting pro forma financial information with respect to this acquisition.

     The following key items impacted the current quarter's results:

o Net interest income (TE) increased 11%, or $6.5 million, from the second quarter of 1999, with Bank of Houston contributing 3% to the overall increase. Loan growth was again the major factor. For the second quarter of 2000, loans represented 73% of average earning assets, up from 69% in 1999's second quarter. Active management of the cost of funds during a period of rising rates and a stable mix of interest-bearing and non-interest-bearing funding sources helped maintain the net interest margin at a healthy 4.81% for the second quarter of 2000, compared with 4.77% for the year-earlier quarter.

o Non-interest income was 8%, or $1.4 million, higher than the same quarter in 1999. Excluding Bank of Houston, the year-over-year percentage increase was 5%. Fees from credit and debit card activity increased 17% from the second quarter of 1999 on continued growth in transaction volumes. Brokerage activity at Whitney Securities helped to almost double investment service income from 1999's second quarter. Trust service fees were up 7% over the second quarter of 1999, and income from service charges on deposit accounts was up 2% year over year. There were no significant gains on sales of banking properties and pre-1933 assets during either of these periods.

o Aside from the impact of the Bank of Houston acquisition, non-interest expense increased moderately in the second quarter of 2000, reflecting a continued emphasis on expense-control efforts. Compared to the second quarter of 1999, non-interest expense, excluding Bank of Houston, was up $1.7 million, or 4%. The second quarter total was only $351 thousand, or less than 1%, higher than the first quarter of 2000, again excluding Bank of Houston operations.

o Whitney provided $2.5 million for possible loan losses in the second quarter of 2000, the same as in the first quarter of the year. This compares to a $1.25 million provision in 1999's second quarter. Loan growth and an increase in non-performing assets to a level more consistent with peer institutions have both been important factors behind higher loss provisions in 2000. Non-performing assets were $24.8 million at June 30, 2000, or .62% of loans plus foreclosed assets and surplus bank property, down from $27.3 million, or .72% at March 31, 2000, but still above the total of $12.7 million, or .38%, at the end of 1999's second quarter. Net charge-offs totaled $693 thousand in the second quarter of 2000, almost the same as the year-earlier quarter. The reserve for possible loan losses was 1.27% of total loans at June 30, 2000 and 1.23% and June 30, 1999.

     As discussed in note 3 to the consolidated financial statements, the Company recently announced an agreement to acquire Prattville Financial Services Corporation, whose principal subsidiary is Bank of Prattville with approximately $170 million in total assets. This stock-for-stock acquisition, which is valued at approximately $40.5 million, will expand the Company's presence in the growing market area of metropolitan Montgomery, Alabama. The Company anticipates accounting for this transaction as a pooling of interests.

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

FINANCIAL CONDITION

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

     Average loans for the second quarter of 2000 were $3.86 billion, a $575 million, or 17%, increase compared to $3.29 billion in the second quarter of 1999 and a $148 million, or 4%, increase from 2000's first quarter. Bank of Houston contributed approximately $45 million to the year-over-year increase and $24 million to the increase over the first quarter of 2000.

     Average loan growth continues to be broad-based, with the most significant increases in commercial lending of all types. Commercial real estate lending, which includes loans secured by properties used in commercial or industrial operations, supplied approximately $53 million of the increase over the first quarter of 2000, as this portfolio category grew 4% on average. Growth in this category in recent years has come from a variety of sources, including hotel construction in the New Orleans area, apartment and condominium projects largely in the eastern Gulf Coast region, and retail, small office and commercial facilities throughout the Company's market area. There was no significant shift in the concentration mix of this portfolio from year-end 1999, although the regional distribution continued to show increasing balance.

     Commercial loans other than those secured by real property increased approximately $31 million, or 2%, on average over 2000's first quarter. As with commercial real estate loans, the concentration mix of this portfolio has been relatively stable since year-end 1999.

     Average retail loans, including both retail mortgage loans and other loans to individuals, increased approximately $64 million, or 6%, from first quarter 2000. Retail mortgage lending contributed $54 million of this increase. Growth came primarily from the Company's home equity loan product and from adjustable-rate mortgage loans that the Company holds in its loan portfolio. Adjustable mortgage loan originations have increased in the current year with rising market rates and attractive product design. The initial rate adjustment on most of these new loans occurs after seven years.

     Table 1 shows loan balances at June 30, 2000 and at the end of the four prior quarters. The period-end changes are consistent with the growth in average loans. The decline in the commercial category from year-end 1999 to March 31, 2000 is related to seasonal factors.

TABLE 1.  LOANS
----------------------------------------------------------------------  --------------------------------------------
                                                    2000                                   1999
---------------------------------------------------------------------  --------------------------------------------
(dollars in thousands)                      June 30        March 31       December 31  September 30        June 30
-------------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans                   $ 1,521,826     $ 1,448,637      $ 1,466,018    $1,354,178    $ 1,279,149
Real estate loans - commercial
    and other                              1,343,439       1,276,930        1,213,465     1,167,954      1,136,864
Real estate loans - retail mortgage          800,506         733,342          700,311       674,546        654,327
Loans to individuals                         310,525         306,443          292,680       290,507        294,416
Lease financing                                  217             373              573           815          1,201
-------------------------------------------------------------------------------------------------------------------
    Total loans                          $ 3,976,513     $ 3,765,725      $ 3,673,047   $ 3,488,000    $ 3,365,957
-------------------------------------------------------------------------------------------------------------------

                                     - 11 -

     Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the size of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for possible loan losses charged to operating expense. Table 2 compares second quarter 2000 activity in the reserve for possible loan losses with 2000's first quarter and the second quarter of 1999 and also compares six-month activity for each year.

TABLE 2.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
                                                     Second         First       Second         Six Months Ended
                                                    Quarter       Quarter      Quarter              June 30
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 2000          2000         1999         2000         1999
-------------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                  $48,552       $44,466      $40,981      $44,466      $40,282
Reserves acquired in bank purchase                        -         1,461            -        1,461            -
Provision for possible loan losses                    2,500         2,500        1,250        5,000        2,250
Loans charged to the reserve:
   Commercial, financial and agricultural             1,498           594        2,109        2,092        3,561
   Real estate (primarily commercial)                   656           194          394          850          593
   Loans to individuals                                 579           661          628        1,240        1,199
   Lease financing                                       12            18            3           30           41
-------------------------------------------------------------------------------------------------------------------
      Total charge-offs                               2,745         1,467        3,134        4,212        5,394
-------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural loans         705           743        1,279        1,448        2,477
   Real estate (primarily commercial)                 1,104           387          333        1,491          705
   Loans to individuals                                 243           462          845          705        1,234
   Lease financing                                        -             -            -            -            -
-------------------------------------------------------------------------------------------------------------------
      Total recoveries                                2,052         1,592        2,457        3,644        4,416
-------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                            693          (125)         677          568          978
-------------------------------------------------------------------------------------------------------------------
Balance at the end of period                        $50,359       $48,552      $41,554      $50,359      $41,554
-------------------------------------------------------------------------------------------------------------------
Ratios:
   Net annualized charge-offs (recoveries)
     to average loans                                   .07  %      (.01) %        .08 %        .03 %        .06 %
   Gross annualized charge-offs to average loans        .28  %       .16  %        .38 %        .22 %        .33 %
   Recoveries to gross charge-offs                    74.75  %    108.52  %      78.40 %      86.51 %      81.87 %
   Reserve for possible loan losses to loans
     at period end                                     1.27  %      1.29  %       1.23 %       1.27 %       1.23 %
-------------------------------------------------------------------------------------------------------------------

     Table 3 shows total non-performing loans at June 30, 2000 and at the end of the preceding four quarters. Although the total decreased $2 million, or 9%, from March 31, 2000, non-performing loans are $8 million, or 55%, higher than year-end 1999. The $11 million increase in the first quarter of 2000 resulted from the placement of a substantial portion of a commercial credit relationship on non-accrual status because of negative earnings trends, even though the credit was performing.

TABLE 3.  NON-PERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------------
                                                             2000                               1999
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                June          March        December      September       June
                                                       30            31             31            30            30
-----------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis          $ 23,105      $ 25,348      $ 13,601      $ 10,095      $  9,608
Restructured loans                                       490           507         1,634         1,722         1,748
-----------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                         23,595        25,855        15,235        11,817        11,356
Foreclosed assets                                      1,209         1,401         1,831         1,178         1,299
-----------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                      $ 24,804      $ 27,256      $ 17,066      $ 12,995      $ 12,655
-----------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                $ 2,587       $ 2,922       $ 2,617       $ 2,249       $ 2,481
-----------------------------------------------------------------------------------------------------------------------
Ratios:
   Non-performing assets to loans
     plus foreclosed assets                              .62 %         .72 %         .46 %         .37 %         .38 %
   Reserve for possible loan losses to
     non-performing loans                             213.43 %      187.79 %      291.87 %      370.13 %      365.92 %
   Loans 90 days past due still accruing to loans        .07 %         .08 %         .07 %         .06 %         .07 %
-----------------------------------------------------------------------------------------------------------------------

     At June 30, 2000, the total of loans internally classified as having above normal credit risk represented approximately 6% of total loans, up from approximately 5% at the end of the two previous quarters. The June 30, 2000 total of $225 million is $27 million above the total at March 31, 2000. This increase was mainly from two unrelated loans that were classified as warranting special attention because of risk characteristics that indicate potential weaknesses. This classification category is up $25 million to a total of $103 million at quarter end. Loans for which full repayment is doubtful decreased slightly to $18 million at June 30, 2000, after having increased in 2000's first quarter consistent with the increase in non-accrual loans mentioned above. Loans classified as having well-defined weaknesses that, if not corrected, would likely result in some loss were also relatively stable, increasing $3 million from the end of the previous quarter, to $104 million. The recent growth in the total of loans that have been internally identified as having above normal credit risk was an important factor in the increase in the reserve for possible loan losses from year-end 1999. Management continually reviews the loan portfolio to identify potentially weak or deteriorating credits.

INVESTMENT IN SECURITIES

     At June 30, 2000, total securities were $1.41 billion, compared to $1.29 billion at December 31, 1999 and $1.39 billion at June 30, 1999. The average investment in securities in the second quarter of 2000 was mostly unchanged from the same period in 1999. Excluding the impact of Bank of Houston, there would have been a decrease of $128 million, or 9%. Between these same periods, average federal funds sold and other short-term liquidity management investments decreased $60 million. The $188 million decrease in average securities and liquidity-management investments, excluding Bank of Houston, was used to fund a portion of loan growth.

     Bank of Houston accounted for all of the increase in average securities from 2000's first quarter. Average loan growth during the second quarter of 2000 was primarily funded by deposits and short-term borrowings.

     During 1999, the Company began building its investment in securities classified as available for sale, primarily to increase liquidity management flexibility. At June 30, 2000, such securities constituted 28% of the investment portfolio, compared to 16% at year-end 1999 and 12% at June 30, 1999. The net unrealized loss on available for sale securities was $5.7 million at June 30, 2000 and $4.8 million at December 31, 1999.

DEPOSITS AND SHORT-TERM BORROWINGS

     Average deposits and short-term borrowings increased $513 million, or 11%, over the second quarter of 1999, including $176 million from Bank of Houston. Compared to the first quarter of 2000, average deposits and borrowings are up $202 million, or 4%. Bank of Houston contributed $95 million to this increase. These funds supported the growth in average loans between these periods. Lower-cost deposits and core time deposits of under $100 thousand decreased slightly as a percent of total interest-bearing funds in the second quarter of 2000, falling to 67% from 68% in the first quarter of 2000. The percentage was 71% in 1999's second quarter.

     At June 30, 2000, total deposits were $4.55 billion, compared to $4.31 billion at year-end 1999 and $4.20 billion on June 30, 1999. Average deposits for the second quarter were $4.56 billion, which represents an increase of 8% over 1999's second quarter and 3% over the first quarter of 2000. The Bank of Houston acquisition contributed approximately half of the year-over-year increase and two-thirds of the increase from 2000's first quarter.

     The Company continued to show growth in average non-interest-bearing demand deposits, with an increase of $67 million on average, or 6%, over the second quarter of 1999, excluding Bank of Houston. On the same basis, average demand deposits in the second quarter were $12 million, or 1%, higher than 2000's first quarter. Both commercial and consumer accounts contributed to this growth.

     Average money market deposits in the second quarter of 2000 increased slightly from the second quarter of 1999 and 2000's first quarter. Excluding Bank of Houston, this deposit category would have decreased 4% from the prior year's quarter and 3% from the first quarter of the current year. At the same time, average core time deposits of less than $100 thousand, excluding Bank of Houston, rose $86 million, or 12% compared to the second quarter of 1999 and are up $27 million, or 3%, from 2000's first quarter. These increases reflect the Company's strategy of responding to rising short-term market rates with competitively structured time deposit products.

     Average time deposits over $100 thousand grew just as strongly in the second quarter of 2000, rising $86 million on average, or 15%, over the second quarter of 1999, and $36 million, or 6%, over the current year's first quarter, in each case excluding Bank of Houston. Much of this growth has been concentrated in commercial customers and financial institutions and is volatile.

     Total average short-term borrowings increased $189 million in the second quarter of 2000 compared to last year's second quarter. Partly supporting this increase was a $76 million, or 27%, increase in average funds flowing to the Company's sweep repurchase product, which in turn reflects the continued growth in commercial relationships. To leverage its loan growth, the Company has also made greater use of available wholesale short-term funding sources in 2000. Short-term borrowings totaled $725 million at June 30, 2000 and $541 million at December 31, 1999.

LIQUIDITY

     The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the cash flow needs of the Company and the Banks. Liquidity is provided by a stable base of funding sources, including low-cost core deposits, and an adequate level of maturing assets. The Company models liquidity needs on a periodic basis to determine the best strategy of investments and borrowings to meet those needs.

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

     The  Banks  had  close  to  $1.2  billion  in  unfunded  loan   commitments
outstanding at June 30, 2000, a 6% decrease from 1999's year-end. Because commitments and unused lines of credit may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements.

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

     Using the Company's most recent internal forecast as a base case, the Company ran simulations to estimate the impact on forecasted net interest income
(TE) of parallel up and down instantaneous interest rate shocks of 100 to 300 basis points. The asset and liability volumes in the base case were held constant for this test. The simulated impact ranged from somewhat below a 3% annual increase in net interest income (TE) at 300 basis points up to an annual decrease of a little over 3% at 300 basis points down. These results were within acceptable limits, considering established internal guidelines.

CAPITAL ADEQUACY

     The Company's capital amounts and ratios are presented in Table 4:


TABLE 4.  RISK-BASED CAPITAL AND CAPITAL RATIOS

--------------------------------------------------------------------------------------------
                                                          June 30             December 31
(dollars in thousands)                                      2000                 1999
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                               $  504,021            $  527,206
Tier 2 regulatory capital                                   50,359                44,466
--------------------------------------------------------------------------------------------
Total regulatory capital                                $  554,380            $  571,672
--------------------------------------------------------------------------------------------
Risk-weighted assets                                    $4,394,304            $4,134,623
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)                8.85 %                9.99 %
   Tier 1 capital to risk-weighted assets                    11.47 %               12.75 %
   Total capital to risk-weighted assets                     12.62 %               13.83 %
   Shareholders' equity to total assets                       9.74 %               10.21 %
   Tangible equity to total assets                            8.47 %                9.60 %
--------------------------------------------------------------------------------------------

     The Company remained strongly capitalized at June 30, 2000. The regulatory capital ratios of the Banks far exceed the minimum required ratios, and Whitney National Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency. The Company also fully anticipates that Bank of Houston will be categorized as "well-capitalized."

     The reduction in regulatory capital levels and ratios since year-end 1999 mainly reflects the impact of the acquisition of Bank of Houston. In this transaction, the Company acquired $44 million of intangible assets that are deducted in determining regulatory capital. Bank of Houston also contributed approximately $60 million to the overall increase in risk-weighted assets.

    In each of the first two quarters of 2000, the Company declared a $.36 per share dividend on its common stock. This represents a $.03 per share, or 9%, increase over the quarterly dividend declared throughout 1999.

Year 2000 Remediation

     For over two years the Company and others within and outside the banking industry worked diligently to address the risks posed by the Year 2000 date change to both information processing systems and non-information systems that employ embedded information technology. The success of these efforts was widely publicized. When the Company began processing in the new century it experienced only a few date-related problems and suffered no disruptions to its operations. Critical outside services were all available. This was also true with major customers and suppliers.

     Costs associated with the Company's Year 2000 remediation efforts included both internal costs, primarily personnel-related, and costs from using outside consultants. Non-interest expense for the second quarter of 1999 included internal costs estimated at $.3 million and external costs of approximately $.2 million. For the first six months of 1999, these costs totaled approximately $1.0 million and $.6 million, respectively. There were no significant costs during the first six months of 2000, and none are anticipated for the remainder of the year.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income (TE) for the second quarter of 2000 was $63.4 million, a $6.5 million, or 11%, improvement over the second quarter of 1999, with Bank of Houston contributing approximately $1.2 million to the increase. Bank of Houston accounted for $.8 million of the total $1.8 million, or 3%, increase in net interest income (TE) from 2000's first quarter. Loan growth was the major factor behind the year-over-year improvement coupled with the Company's ability to maintain its mix of interest-bearing and interest-free funding sources over these periods and effectively manage its cost of funds. The net interest margin, which is net interest income (TE) as a percent of average earning assets, was 4.81% this quarter, compared to 4.77% in the second quarter of 1999 and 4.85% in 2000's first quarter. Tables 5 and 6 show the factors contributing to these changes and the components of these changes.

     Compared to the prior year's quarter, average loans grew 17% in 2000's second quarter, while other average earning assets declined 5%, resulting in a more favorable mix of earning assets. As a percent of earning assets, average loans increased to 73% in the current quarter, compared to 69% in 1999's second quarter. The loan yield (TE) increased 56 basis points from the second quarter of 1999 to the current quarter and is up 19 basis points over 2000's first quarter, while the yield (TE) on total earning assets rose 52 basis points and 16 basis points, respectively. The rise in market rates since mid 1999, which continued into the second quarter of 2000, is reflected in the 150 basis point increase in the average prime rate for the second quarter of 2000 from 1999's second quarter. Average prime increased 56 basis points over the first quarter in 2000.

     The percent of earning assets funded by non-interest-bearing sources has remained stable at approximately 27% over each of these periods. Average non-interest-bearing demand deposits grew 9% over the second quarter of 1999 and are up 3% from 2000's first quarter, including Bank of Houston. Average interest-bearing deposits grew approximately 7% in the second quarter of 2000 compared to the prior year's quarter and 3% compared to the current year's first quarter. Although rising market rates have put upward pressure on the Company's cost of interest-bearing funds and the proportion of higher-cost funds, including short-term borrowings, has increased, the stability in interest-free funding sources has helped limit the increase in the total cost of funding earning assets to 48 basis points over 1999's second quarter and 20 basis points from the first quarter of the current year.

     For the first six months of 2000, net interest income (TE) was $125 million, an 11% increase over the same period in 1999. The net interest margin was 4.83% for the 2000 period and 4.78% for the prior year's period. Essentially the same factors impacted the quarterly and year-to-date changes in net interest income and the net interest margin between 1999 and 2000.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
----------------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                              Second Quarter 2000         First Quarter 2000         Second Quarter 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                 Average                     Average                    Average
                                                 Balance   Interest  Rate    Balance   Interest  Rate   Balance   Interest  Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                               $3,863,079 $ 80,597  8.39%  $3,715,427  $75,793  8.20%  $3,287,766  $64,232  7.83%
----------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                           126,678    1,930  6.13      126,266    1,901  6.06      163,737    2,550  6.25
U.S. agency securities                             598,202    9,186  6.14      513,896    7,517  5.85      503,701    7,508  5.96
Mortgage-backed securities                         483,772    7,444  6.15      507,690    7,673  6.05      547,048    8,263  6.04
Obligations of states and political
   subdivisions (TE) (a)                           183,509    3,415  7.44      191,396    3,757  7.85      186,396    3,571  7.66
Federal Reserve stock and other corporate
   securities                                        9,042      143  6.33        8,587      125  5.82        8,207      123  5.99
----------------------------------------------------------------------------------------------------------------------------------
    Total investment in securities(c)            1,401,203   22,118  6.32    1,347,835   20,973  6.23    1,409,089   22,015  6.25
----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term investments       25,037      401  6.44       26,003      369  5.71       85,252    1,004  4.73
----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                         5,289,319 $103,116  7.83%   5,089,265  $97,135  7.67%   4,782,107  $87,251  7.31%
----------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
Other assets                                       533,367                     516,570                     496,134
Reserve for possible loan losses                   (50,631)                    (46,776)                    (41,343)
----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                $5,772,055                  $5,559,059                  $5,236,898
==================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                            $  503,556 $  1,689  1.35%  $  493,695  $ 1,670  1.36%  $  484,735  $ 1,602   1.33%
Money market deposits                              758,101    7,548  4.00      756,769    7,174  3.81      752,672    6,722   3.58
Savings deposits                                   457,083    2,275  2.00      453,965    2,269  2.01      490,015    2,426   1.99
Other time deposits                                858,997   10,763  5.04      817,443    9,811  4.83      744,548    8,690   4.68
Time deposits $100,000 and over                    704,084    9,825  5.61      653,865    8,612  5.30      592,663    6,921   4.68
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits              3,281,821   32,100  3.93    3,175,737   29,536  3.74    3,064,633   26,361   3.45
----------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                          590,554    7,655  5.21      527,924    6,046  4.61      401,263    3,991   3.99
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities       3,872,375 $ 39,755  4.13%   3,703,661  $35,582  3.86%   3,465,896  $30,352   3.51%
----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS
    AND SHAREHOLDERS' EQUITY
Demand deposits                                  1,275,245                   1,242,213                   1,168,704
Other liabilities                                   53,215                      49,175                      38,151
Shareholders' equity                               571,220                     564,010                     564,147
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity  $5,772,055                  $5,559,059                  $5,236,898
----------------------------------------------------------------------------------------------------------------------------------

    Net interest income and margin (TE) (a)               $  63,361  4.81%              $61,553  4.85%              $56,899   4.77%
----------------------------------------------------------------------------------------------------------------------------------
    Net earning assets and spread               $1,416,944           3.70%  $1,385,604           3.81%  $1,316,211            3.80%
----------------------------------------------------------------------------------------------------------------------------------

    (a)  Tax-equivalent  (TE) amounts are  calculated  using a marginal  federal income tax rate of 35%.
    (b)  Average  balance  includes  non-accruing  loans of $25,084,  $17,963 and $10,440,  respectively, in the second and first quarters of 2000 and the second quarter of 1999.
    (c)  Average balance excludes unrealized gain or loss on securities available for sale.

                                     - 18 -

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES (continued)
--------------------------------------------------------------------------------------------------------------------------
                                                              Six Months Ended                    Six Months Ended
(dollars in thousands)                                         June 30, 2000                       June 30, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                        Average                            Average
                                                        Balance     Interest    Rate       Balance      Interest     Rate
--------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (tax-equivalent)(a),(b)                          $3,789,253  $  156,390   8.30%     $3,263,747    $ 127,101    7.85%
--------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                                  126,473       3,831   6.09         180,251        5,648    6.32
U.S. agency securities                                    556,049      16,703   6.01         498,143       15,038    6.04
Mortgage-backed securities                                495,731      15,117   6.10         529,922       16,035    6.05
Obligations of states and political
   subdivisions (tax-equivalent) (a)                      187,452       7,172   7.65         181,851        6,997    7.70
Federal Reserve stock and other corporate securities        8,814         268   6.08           8,288          311    7.50
--------------------------------------------------------------------------------------------------------------------------
    Total investment in securities(c)                   1,374,519      43,091   6.27       1,398,455       44,029    6.30
--------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term investments              25,519         770   6.07          93,216        2,186    4.73
--------------------------------------------------------------------------------------------------------------------------
    Total earning assets                                5,189,291  $  200,251   7.75%      4,755,418    $ 173,316    7.33%
--------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
Other assets                                              524,970                            500,612
Reserve for possible loan losses                          (48,704)                           (41,044)
--------------------------------------------------------------------------------------------------------------------------
    Total assets                                       $5,665,557                         $5,214,986
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES
NOW account deposits                                   $  498,626  $    3,359   1.36%     $  504,769    $   3,436    1.37%
Money market deposits                                     757,433      14,722   3.91         725,574       12,849    3.57
Savings deposits                                          455,524       4,544   2.01         489,661        4,834    1.99
Other time deposits                                       838,220      20,574   4.94         750,354       17,702    4.76
Time deposits $100,000 and over                           678,973      18,437   5.46         575,897       13,519    4.73
--------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                     3,228,776      61,636   3.84       3,046,255       52,340    3.46
--------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                                 559,239      13,701   4.93         401,446        7,957    4.00
--------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities               3,788,015  $   75,337   4.00%      3,447,701    $  60,297    3.53%
--------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS
    AND SHAREHOLDERS' EQUITY
Demand deposits                                         1,258,729                          1,162,269
Other liabilities                                          51,198                             39,127
Shareholders' equity                                      567,615                            565,889
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity         $5,665,557                         $5,214,986
--------------------------------------------------------------------------------------------------------------------------

    Net interest income and margin
     (tax-equivalent) (a)                                          $  124,914   4.83%                   $ 113,019    4.78%
--------------------------------------------------------------------------------------------------------------------------
    Net earning assets and spread                      $1,401,276               3.75%     $1,307,717                 3.80%
--------------------------------------------------------------------------------------------------------------------------

    (a)Tax-equivalent  (TE)  amounts  are  calculated  using a marginal  federal income tax rate of 35%.
    (b)Average  balance  includes  non-accruing  loans of $21,523  and  $10,563, respectively,  in the first six months of 2000 and
         1999.
    (c)Average balance excludes unrealized gain or loss on securities available for sale.

TABLE 6. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a)
------------------------------------------------------------------------------------------------------------------------------------
                                                       Second Quarter 2000 Compared to:                    Six Months Ended June 30,
                                                First Quarter 2000           Second Quarter 1999            2000 Compared to 1999
                                          ------------------------------------------------------------- ----------------------------
                                               Due To         Total         Due To            Total          Due To          Total
                                             Change In       Increase      Change In         Increase       Change In      Increase
(dollars in thousands)                     Volume    Rate   (Decrease)   Volume     Rate    (Decrease)   Volume     Rate  (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
    Loans (TE)(a)                         $3,055    $1,749    $4,804    $11,658    $4,707    $16,365    $21,357    $7,932   $29,289
------------------------------------------------------------------------------------------------------------------------------------

    U.S. Treasury securities                   6        23        29       (572)      (48)      (620)    (1,635)     (182)   (1,817)
    U.S. agency securities                 1,280       389     1,669      1,445       233      1,678      1,740       (75)    1,665
    Mortgage-backed securities              (366)      137      (229)      (973)      154       (819)    (1,042)      124      (918)
    Obligations of states and political
        subdivisions (TE) (a)               (151)     (191)     (342)       (55)     (101)      (156)       214       (39)      175
    Federal Reserve stock and other
        corporate securities                   7        11        18         13         7         20         19       (62)      (43)
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities         776       369     1,145       (142)      245        103       (704)     (234)     (938)
------------------------------------------------------------------------------------------------------------------------------------
    Federal funds sold and
        short-term investments               (14)       46        32       (885)      282       (603)    (1,914)      498    (1,416)
------------------------------------------------------------------------------------------------------------------------------------
      Total interest income (TE) (a)       3,817     2,164     5,981     10,631     5,234     15,865     18,739     8,196    26,935
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    NOW account deposits                      33       (14)       19         60        27         87        (42)      (35)      (77)
    Money market deposits                     13       361       374         48       778        826        581     1,292     1,873
    Savings deposits                          16       (10)        6       (170)       19       (151)      (340)       50      (290)
    Other time deposits                      510       442       952      1,384       689      2,073      2,135       737     2,872
    Time deposits $100,000 and over          684       529     1,213      1,414     1,490      2,904      2,622     2,296     4,918
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits      1,256     1,308     2,564      2,736     3,003      5,739      4,956     4,340     9,296
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                    762       847     1,609      2,220     1,444      3,664      3,589     2,155     5,744
------------------------------------------------------------------------------------------------------------------------------------
      Total interest expense               2,018     2,155     4,173      4,956     4,447      9,403      8,545     6,495    15,040
------------------------------------------------------------------------------------------------------------------------------------

      Change in net interest income
        (TE)(a)                           $1,799    $    9    $1,808     $5,675    $  787    $ 6,462    $10,194    $1,701   $11,895
------------------------------------------------------------------------------------------------------------------------------------

(a)  Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses was $2.5 million for the second quarter of 2000, the same as in 2000's first quarter, but up from a $1.3 million provision in the second quarter of 1999. The $5.0 million year-to-date provision in 2000 compares to a $2.3 million provision in the first half of 1999. Net charge-offs were $.7 million for the first six months of 2000 and $1.0 million for the comparable period in 1999. The higher provisions in 2000 reflect management's consideration, among other factors, of the increase in non-performing loans and total loans internally classified as having above normal credit risk as well as continued strong loan growth.

     For a discussion of changes in the reserve for possible loan losses, non-performing assets and general asset quality, see the earlier section on Loans and Reserve for Possible Loan Losses.

NON-INTEREST INCOME

     Non-interest income, excluding securities transactions, was $17.4 million in the second quarter, up 8%, or $1.4 million, from the second quarter of 1999. Excluding Bank of Houston, the year-over-year increase was 5%, or $.8 million. There were no significant gains from sales of surplus banking property and pre-1933 assets during either of these periods.

     Credit card fee income rose 17%, or $.6 million, to $3.9 million. This reflects increased transaction volumes, both from an expanded merchant customer base and, more recently, from the growing use of the Company's debit card products by individuals and businesses. Trust service fee income rose to $2.2 million, an increase of 7% over the same quarter last year, continuing to show the benefits of marketing and incentive-based sales efforts in an expanded market area. Recent volatility in the equities markets, however, has tended to moderate the year-to-year growth rate for this income category.

     Quarterly income from service charges on deposit accounts was up 2%, to $7.1 million, in 2000, but is down 4%, or approximately $.3 million, if Bank of Houston income is excluded. This decrease is partly attributable to the impact of higher short-term market rates which increase the earnings credit allowed as an offset to service charges on certain business accounts. As expected, higher market interest rates since the latter part of 1999 have also led to fewer conventional fixed-rate mortgage loan originations, and to a 57%, or $.6 million, decrease in income from secondary mortgage market operations. As mentioned earlier, during this same period the Company has increased its origination of adjustable-rate mortgage loans that it holds in its loan portfolio.

     Other non-interest income increased 40%, or $1.0 million, from the second quarter of 1999. Approximately a third of this increase came from investment service fees, which almost doubled to $.6 million in 2000's second quarter.
Whitney Securities, the Company's broker-dealer operation, has been growing rapidly since its inception in the third quarter of 1999, and was the primary factor behind this increase. Also included in this income category is operating revenue from the parking facility which was opened next to the Company's main office late in the second quarter of 1999. This revenue source contributed approximately $.2 million to the overall increase.

     For the six-month period, non-interest income was $34.7 million, 11% higher than the $31.3 million in the first half of 1999. Excluding Bank of Houston and gains on sales of surplus property and pre-1933 assets, year-to-date non-interest income is up 7% in the current year. Percentage changes by category were generally consistent with the quarterly changes: credit card fee income was up 24% year to date; trust services income was up 8%; service charges on deposit accounts are down 1%, if Bank of Houston is excluded; and secondary mortgage market income is down 57%. Other non-interest income, excluding the special gains, increased 36% between these periods.

NON-INTEREST EXPENSE

     Non-interest expense was $52.0 million in the second quarter of 2000, including $2.3 million at Bank of Houston. Excluding the impact of this recent acquisition, second quarter 2000 expense increased 4%, or $1.7 million, over the second quarter of 1999. The second quarter total was less than 1%, or $.4 million, higher than the first quarter of 2000. There were no significant merger-related expenses in any of these quarterly periods.

     Personnel expense increased by 8%, or $2.0 million, to $25.8 million for the quarter compared to 1999's second quarter. Excluding Bank of Houston, the increase was 5%, or $1.1 million. During 1999, the Company had reduced its full-time equivalent employee base by approximately 7%, and, excluding Bank of Houston, there has been little employment growth through the first six months of 2000. The benefit from these reductions to second quarter 2000 personnel expense was offset by regular merit increases and higher employee sales incentive compensation, increased employee benefit costs, including an anticipated rise in health plan fees, and by a $.2 million net increase in executive incentive plan compensation expense.

     Equipment and data processing expense increased 2% in the second quarter of 2000, but is down slightly from the year-earlier period if Bank of Houston is excluded. During the first half of 1999, the Company completed the final phases of the rollout of a new branch delivery system and standardized office automation network, as well as the automation of certain back-office functions and other enhancements to data processing and communications systems. The lack of any significant capital projects since then has helped contain the growth in this expense category. The elimination of company-owned vehicles in early 2000 also had a favorable impact.

     In early 2000, the Company relocated office facilities for certain of its Louisiana bank operations to more suitable leased premises. The net increase in recurring expense from this move, higher provisions for depreciation related in part to the new parking facility mentioned earlier, and Bank of Houston were the main factors behind the 10%, or $.4 million, increase in net occupancy expense in the second quarter of 2000. Excluding Bank of Houston, the year-over-year increase would have been 5%.

     Credit card transaction processing services expense increased 13%, or $.3 million, consistent with the related growth in merchant transaction volumes and revenue discussed earlier. The intangible assets acquired with Bank of Houston will initially generate $2.7 million in amortization expense on an annual basis. The impact on the second quarter was $.7 million, which led to a 61% increase in amortization expense over 1999's second quarter.

     All other non-interest expenses increased 5%, or $.6 million, to $12.1 million in the second quarter of 2000. Excluding Bank of Houston, the increase was 2%, or $.2 million. During the second quarter, higher expenses were incurred associated with an increase in marketing campaigns, the industry-wide increase in deposit insurance rates, and processing services for the brokerage operations. These and other increased expenses were partly offset by the benefits of expense control and reduction efforts, particularly with respect to operating supplies.

     For the six-month period, non-interest expense increased 7%, or $6.4 million. The year-to-date increase would be 3%, or $3.2 million, if Bank of Houston intangible amortization of $1.0 million and other non-interest expenses are excluded. Personnel expense, excluding Bank of Houston, increased 4%, or $1.7 million, through the first half of 2000. The favorable impact of staff reductions in 1999 was again offset by regular merit raises and higher costs of employee incentive and benefit programs, and by a net increase of $1.0 million in executive incentive compensation expense. Legal and professional fees decreased 9%, or $.2 million, largely reflecting the use of consultants in early 1999 to complete Year 2000 remediation testing as discussed earlier. Changes in other major non-interest expense categories between the first six months of 1999 and 2000 were generally consistent with the quarter-to-quarter changes and were mainly the result of the same factors cited in the discussion of quarterly results above.

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

                   None

Item 2.  Changes in Securities and Use of Proceeds

                   None

Item 3.  Defaults Upon Senior Securities

                   None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of the Company's shareholders was held on April 19, 2000.

         (b),(c) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to the nominees for election to the Company's Board for Directors as listed in the proxy statement.

         The nominees for director and the voting results were as follows:

         Nominee Elected                Withheld/                       Broker
         as Director            For      Against          Abstain       Non-vote
         -----------------------------------------------------------------------
         John J. Kelly      18,162,232   197,249          None          None
         William L. Marks   18,137,392   222,089          None          None

         The vote to ratify the selection by the Company's Board of Directors of Arthur Andersen LLP as independent public accountants was as follows:

                                        Withheld/                       Broker
                                For      Against          Abstain       Non-vote
                            ----------------------------------------------------
                            18,302,897    29,657           26,927       None

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

                                                  WHITNEY HOLDING CORPORATION
                                                         (Registrant)



                                              By: /s/Thomas L. Callicutt, Jr.
                                                 -------------------------------
                                                  Thomas L. Callicutt, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                                  August 14, 2000
                                                  ------------------------------
                                                               Date