Form 10-Q
period 2000-09-30
WHITNEY HOLDING CORP
filed 2000-11-13
CIK 106926

                                                               November 13, 2000


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026
                                                              ------------------
Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended September 30, 2000.

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

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000  Commission file number 0-1026


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
  (State of incorporation)                            (I.R.S. Employer
                                                     Identification No.)


                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at October 31, 2000
 --------------------------              -------------------------------
 Common Stock, no par value                        22,703,911


================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------
PART I.  Financial Information

              Item 1: Financial Statements:
                        Consolidated Balance Sheets                            1
                        Consolidated Statements of Operations                  2
                        Consolidated Statements of Changes in
                          Shareholders' Equity                                 3
                        Consolidated Statements of Cash Flows                  4
                        Notes to Consolidated Financial Statements             5
                        Selected Financial Data                                9

              Item 2: Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   10

--------------------------------------------------------------------------------

PART II. Other Information

              Item 1: Legal Proceedings                                       26

              Item 2: Changes in Securities and Use of Proceeds               26

              Item 3: Defaults upon Senior Securities                         26

              Item 4: Submission of Matters to a Vote of Security Holders     26

              Item 5: Other Information                                       26

              Item 6: Exhibits and Reports on Form 8-K                        27

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                                    WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

============================================================================================================================
                                                                                              September 30       December 31
   (dollars in thousands)                                                                         2000              1999
----------------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from financial institutions                                                    $ 183,368          $ 230,690
   Investment in securities

        Securities available for sale                                                            436,991            206,932
        Securities held to maturity, fair values of  $964,655 and $1,060,340, respectively       981,066          1,084,931
----------------------------------------------------------------------------------------------------------------------------
           Total investment in securities                                                      1,418,057          1,291,863
   Federal funds sold and short-term investments                                                  44,512             18,691
   Loans, net of unearned income                                                               4,111,382          3,673,047
        Reserve for possible loan losses                                                         (53,197)           (44,466)
----------------------------------------------------------------------------------------------------------------------------
           Net loans                                                                           4,058,185          3,628,581
============================================================================================================================

   Bank premises and equipment                                                                   167,560            169,715
   Intangible assets                                                                              73,546             33,317
   Accrued interest receivable                                                                    41,074             30,694
   Other assets                                                                                   56,202             50,837
----------------------------------------------------------------------------------------------------------------------------
             Total assets                                                                    $ 6,042,504        $ 5,454,388
============================================================================================================================

LIABILITIES

   Non-interest-bearing demand deposits                                                      $ 1,263,148        $ 1,230,509
   Interest-bearing deposits                                                                   3,329,596          3,078,889
----------------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                     4,592,744          4,309,398
============================================================================================================================

   Short-term borrowings                                                                         798,802            541,357
   Accrued interest payable                                                                       18,799             12,389
   Accrued expenses and other liabilities                                                         44,767             34,141
----------------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                                 5,455,112          4,897,285
============================================================================================================================

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 23,745,512 shares                                                                   2,800              2,800
   Capital surplus                                                                               141,407            141,512
   Retained earnings                                                                             486,814            461,025
   Accumulated other comprehensive income                                                         (1,633)            (3,483)
   Treasury stock at cost - 1,061,554 and 1,171,458 shares, respectively                         (36,896)           (40,678)
   Unearned restricted stock compensation                                                         (5,100)            (4,073)
----------------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                          587,392            557,103
============================================================================================================================
              Total liabilities and shareholders' equity                                     $ 6,042,504        $ 5,454,388
============================================================================================================================
   The accompanying notes are an integral part of these financial statements.

                                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

===========================================================================================================================
                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30                      September 30
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                      2000             1999             2000            1999
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                    $ 86,666         $ 68,151         $242,608        $194,927
  Interest and dividends on investments
    U.S. Treasury securities                                       1,834            2,208            5,665           7,856
    U.S. agency securities                                         9,468            7,002           26,171          22,040
    Mortgage-backed securities                                     7,545            8,227           22,662          24,262
    Obligations of states and political subdivisions               2,114            2,338            6,775           6,888
    Federal Reserve stock and other corporate securities             238              114              506             425
  Interest on federal funds sold and short-term investments          220              198              990           2,384
---------------------------------------------------------------------------------------------------------------------------
    Total interest income                                        108,085           88,238          305,377         258,782
===========================================================================================================================
INTEREST EXPENSE
  Interest on deposits                                            34,955           26,681           96,591          79,021
  Interest on short-term borrowings                               11,193            4,605           24,894          12,562
---------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                        46,148           31,286          121,485          91,583
===========================================================================================================================
NET INTEREST INCOME                                               61,937           56,952          183,892         167,199
PROVISION FOR POSSIBLE LOAN LOSSES                                 2,500            2,000            7,500           4,250
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                            59,437           54,952          176,392         162,949
===========================================================================================================================
NON-INTEREST INCOME
  Service charges on deposit accounts                              7,304            7,133           21,320          20,726
  Credit card income                                               3,746            3,324           11,348           9,471
  Trust service fees                                               2,342            2,133            6,783           6,237
  Secondary mortgage market operations                               520              726            1,384           2,716
  Other non-interest income                                        4,124            3,864           11,859           9,410
  Securities transactions                                              -                -                -               -
---------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                     18,036           17,180           52,694          48,560
===========================================================================================================================
NON-INTEREST EXPENSE
  Employee compensation                                           22,720           20,405           65,588          61,035
  Employee benefits                                                3,307            3,569           11,521          11,117
---------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                       26,027           23,974           77,109          72,152
  Equipment and data processing expense                            5,396            5,670           16,465          16,313
  Net occupancy expense                                            4,380            4,062           12,925          11,976
  Credit card processing services                                  2,458            2,379            7,787           6,887
  Postage and communications                                       2,076            1,986            6,095           5,834
  Ad valorem taxes                                                 1,673            1,604            5,028           4,722
  Amortization of intangibles                                      1,568              961            4,296           2,901
  Legal and professional fees                                      1,674              922            3,946           3,422
  Other non-interest expense                                       7,004            6,429           20,797          19,712
---------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                    52,256           47,987          154,448         143,919
===========================================================================================================================
INCOME BEFORE INCOME TAXES                                        25,217           24,145           74,638          67,590
INCOME TAX EXPENSE                                                 8,166            7,810           24,384          21,859
===========================================================================================================================
NET INCOME                                                      $ 17,051         $ 16,335         $ 50,254        $ 45,731
===========================================================================================================================
EARNINGS PER SHARE
  Basic                                                            $ .75            $ .72           $ 2.22          $ 1.98
  Diluted                                                          $ .75            $ .71           $ 2.21          $ 1.97
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                       22,710,276       22,827,599       22,649,529      23,153,438
  Diluted                                                     22,772,895       22,903,782       22,710,907      23,231,647
===========================================================================================================================
The accompanying notes are an integral part of these financial statements.

                                         WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

=================================================================================================================================
                                                                                Accumulated               Unearned
                                                                                  Other                   Restricted
                                              Common     Capital    Retained   Comprehensive Treasury      Stock
(dollars in thousands, except per share data)  Stock     Surplus    Earnings      Income       Stock     Compensation  Total
=================================================================================================================================
Balance at December 31, 1998                   $ 2,800   $ 138,848  $ 428,880       $ (272)    $ (4,613)  $ (4,682)    $ 560,961
=================================================================================================================================
  Comprehensive income:
    Net income                                       -           -     45,731            -            -          -        45,731
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments
        and taxes                                    -           -          -       (2,242)           -          -        (2,242)
---------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                         -           -     45,731       (2,242)           -          -        43,489
---------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $.99 per share            -           -    (22,832)           -            -          -       (22,832)
  Purchases of treasury stock
    under repurchase program                         -           -          -            -      (38,736)         -       (38,736)
  Sales to dividend reinvestment and
     employee benefit plans                          -       1,444          -            -          593          -         2,037
  Exercise of stock options                          -         589          -            -          245          -           834
  Director stock grants                              -          22          -            -           96          -           118
  Restricted stock grant and other activity, net     -         789          -            -        1,351       (507)        1,633
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                  $ 2,800   $ 141,692  $ 451,779     $ (2,514)   $ (41,064)  $ (5,189)    $ 547,504
=================================================================================================================================


=================================================================================================================================
Balance at December 31, 1999                   $ 2,800   $ 141,512  $ 461,025     $ (3,483)   $ (40,678)  $ (4,073)    $ 557,103
=================================================================================================================================
  Comprehensive income:
    Net income                                       -           -     50,254            -            -          -        50,254
    Other comprehensive income:
      Unrealized net holding gain on securities,
        net of reclassification adjustments
        and taxes                                    -           -          -        1,850            -          -         1,850
---------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                         -           -     50,254        1,850            -          -        52,104
---------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $1.08 per share           -           -    (24,465)           -            -          -       (24,465)
  Sales to dividend reinvestment and
     employee benefit plans                          -          31          -            -        2,288          -         2,319
  Exercise of stock options                          -        (288)         -            -          498          -           210
  Director stock grants                              -          (1)         -            -           94          -            93
  Restricted stock grant and other activity, net     -         153          -            -          902     (1,027)           28
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                  $ 2,800   $ 141,407  $ 486,814     $ (1,633)   $ (36,896)  $ (5,100)    $ 587,392
=================================================================================================================================
The accompanying notes are an integral part of these financial statements.

                                              WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

============================================================================================================================
                                                                                                      Nine Months Ended
                                                                                                         September 30
============================================================================================================================
(dollars in thousands)                                                                              2000              1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                    $  50,254         $  45,731
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                16,822            18,161
      Amortization of intangibles                                                                   4,296             2,901
      Provision for possible loan losses                                                            7,500             4,250
      Deferred tax benefit                                                                         (5,167)           (1,511)
      Net gains on sales and other dispositions of surplus property                                (1,043)           (1,023)
      Net gains on sales and other dispositions of foreclosed assets                                 (324)             (380)
      Provision for losses on foreclosed assets                                                        89               179
      Increase in accrued income taxes                                                              4,119             1,236
      Increase in accrued interest receivable and prepaid expenses                                (10,692)           (2,437)
      Increase in accrued interest payable and other accrued expenses                              11,895               545
----------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  77,749            67,652
============================================================================================================================
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                              117,750           334,057
  Purchases of investment securities held to maturity                                             (14,456)         (226,019)
  Proceeds from maturities of investment securities available for sale                             30,325            49,607
  Purchases of investment securities available for sale                                          (137,243)         (129,792)
  Net increase in loans                                                                          (394,997)         (218,642)
  Net (increase) decrease in federal funds sold and short-term investments                        (25,821)          150,975
  Proceeds from sales of surplus property                                                           4,029             3,327
  Proceeds from sales and other dispositions of foreclosed assets                                   1,438             1,457
  Purchases of bank premises and equipment                                                         (9,552)          (19,218)
  Net cash paid in business acquisition                                                           (50,399)                -
  Other, net                                                                                       (2,360)           (5,943)
----------------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                                        (481,286)          (60,191)
============================================================================================================================
FINANCING ACTIVITIES
  Net decrease in demand deposits, NOW, money market and savings deposits                        (138,308)          (93,141)
  Net increase in time deposits                                                                   259,936            34,723
  Net increase in short-term borrowings                                                           257,445            88,014
  Proceeds from issuance of stock                                                                   2,510             2,589
  Purchases of treasury stock                                                                      (1,622)          (39,909)
  Cash dividends                                                                                  (23,746)          (22,383)
----------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           356,215           (30,107)
============================================================================================================================
    DECREASE IN CASH AND CASH EQUIVALENTS                                                         (47,322)          (22,646)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              230,690           214,963
============================================================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 183,368         $ 192,317
============================================================================================================================

Cash received during the period for:

   Interest income                                                                              $ 297,118         $ 256,419

Cash paid during the period for:

   Interest expense                                                                             $ 115,337         $  91,974
   Income taxes                                                                                 $  25,114         $  21,650
============================================================================================================================
The accompanying notes are an integral part of these financial statements.

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

NOTE 2 - EARNINGS PER SHARE

     The components used to calculate basic and diluted earnings per share are as follows:

===============================================================================================================
                                                          Three Months Ended               Nine Months Ended
                                                               September 30                    September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2000            1999           2000            1999
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                         $17,051         $16,335        $50,254         $45,731
     Effect of dilutive securities                            -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $17,051         $16,335        $50,254         $45,731
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted average shares outstanding             22,710,276      22,827,599     22,649,529      23,153,438
     Effect of dilutive stock options                    62,619          76,183         61,378          78,209
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      22,772,895      22,903,782     22,710,907      23,231,647
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.75            $.72          $2.22           $1.98
     Diluted                                               $.75            $.71          $2.21           $1.97
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                              680,875         507,500        558,763         450,727
===============================================================================================================

NOTE 3 - MERGERS AND ACQUISITIONS

     On November 2, 2000, the Company purchased First Ascension Bancorp, Inc., whose principal subsidiary is First National Bank of Gonzales, Louisiana. First National Bank of Gonzales has approximately $90 million in total assets, including $60 million of loans, and $77 million in total deposits in its four locations in Ascension Parish. The Company issued approximately 647,000 shares of common stock in this transaction which is valued at approximately $22.8 million, and recorded goodwill and deposit intangibles of approximately $13 million, which will be amortized over twenty years and approximately nine years, respectively.

     On September 20, 2000, the Company announced a definitive agreement to acquire American Bank in Houston, Texas ("American"). American has six locations in the Houston area with approximately $280 million in total assets, $250 million in total deposits and shareholders' equity of $18 million. The acquisition is structured as a tax-free exchange of American stock for 1,815,000 million shares of Company common stock. Earlier, in August 2000, the Company announced an agreement to acquire Prattville Financial Services Corporation ("PFSC"), whose principal subsidiary is Bank of Prattville. Bank of Prattville operates threee branches in the metropolitan area of Montgomery, Alabama, and has approximately $170 million in total assets, $142 million in deposits and $22 million of shareholders' equity. The Company will issue stock with a value of approximately $40.5 million in connection with this tax-free transaction. The Company anticipates accounting for each of these transactions as a pooling of interests. The acquisitions are subject to certain conditions, including approval by PFSC's or American's shareholders and appropriate regulatory agencies. The PFSC transaction may close in either the fourth quarter of 2000 or the first quarter of 2001, and the American transaction in the first quarter of 2001.

     In February 2000, the Company completed its acquisition of Bank of Houston for cash of $58 million. At the acquisition date, Bank of Houston had $180 million in total assets, including $44 million in loans, and $162 million in deposits in two locations in the Houston, Texas metropolitan area. Applying purchase accounting to this transaction, the Company recorded $44 million in intangible assets, with $8 million assigned to the value of deposit relationships with a nine-year estimated life and $36 million to goodwill with an estimated life of twenty years.

     Bank of Houston's operating results since the acquisition date are included in the Company's financial statements. The pro forma impact of this acquisition on the Company's results of operations is insignificant. Effective October 6, 2000, Bank of Houston was merged into Whitney National Bank.

NOTE 4 - STOCK-BASED INCENTIVE COMPENSATION PLANS

     The Company maintains a long-term incentive plan for key employees and a directors' compensation plan, each of which allows for the awarding of stock grants, stock options and other stock-based compensation. During June 2000, awards were made under each of these plans as follows:

===========================================================================================================
                                                              Stock Grant             Stock Option Award
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)            Shares    Market Value      Shares Exercise Price
-----------------------------------------------------------------------------------------------------------
Long-term incentive plan for key employees               77,500          $2,872     201,125         $37.19
Directors' compensation plan                              4,200          $  145      14,000         $34.44
===========================================================================================================

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

NOTE 5 - COMPREHENSIVE INCOME

     Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. The Company's comprehensive income was as follows:

=============================================================================================================
                                                              Three Months                  Nine Months
                                                                 Ended                        Ended
                                                              September 30                  September 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      2000           1999           2000          1999
-------------------------------------------------------------------------------------------------------------
Net income                                              $ 17,051       $ 16,535       $ 50,254      $ 45,731
Other comprehensive income:
  Unrealized holding gain (loss) on securities,
    net of tax                                             2,360            (39)         1,785        (2,314)
Reclassification adjustment, net of tax, for
  amortization of unrealized holding gain (loss)
  on securities transferred from available for
  sale to held to maturity included in net income             16             25             65            72
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                    $ 19,427       $ 16,321       $ 52,104      $ 43,489
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

     The provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, are effective as of January 1, 2001 for the Company. These statements provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities, in which the Company does not presently participate. Upon adoption, the Company may transfer any security held to maturity into the available for sale category without calling into question the Company's intent to hold other debt securities to maturity. The Company has not determined what transfers, if any, would be made in accordance with this provision. If the Company chooses to transfer all held-to-maturity securities to the available for sale category, the pro forma effect as of September 30, 2000 would be to reduce shareholders' equity by approximately $11 million and to reduce the ratio of shareholders' equity to total assets to 9.56%. There would be no effect on regulatory capital. Other than for the effects of any such transfers, the adoption of this accounting standard is not expected to have a material effect on the Company's financial position or results of operations.

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                            SELECTED FINANCIAL DATA
====================================================================================================================================
                                                                        2000                                      1999
                                                   ------------------------------------------------ --------------------------------
(dollars in thousands, except per share data)       Third Quarter   Second Quarter   First Quarter   Fourth Quarter   Third Quarter
--------------------------------------------------------------------------------------------------- --------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                         $6,042,504      $5,901,319       $5,688,179       $5,454,388      $5,234,148
  Earning assets                                        5,573,951       5,391,752        5,192,034        4,983,601       4,796,142
  Loans                                                 4,111,382       3,976,513        3,765,725        3,673,047       3,488,000
  Investment in securities                              1,418,057       1,406,912        1,395,710        1,291,863       1,307,607
  Deposits                                              4,592,744       4,545,730        4,585,808        4,309,398       4,198,244
  Shareholders' equity                                    587,392         575,030          564,313          557,103         547,504
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA

  Total assets                                         $5,943,706      $5,772,055       $5,559,059       $5,310,400      $5,232,588
  Earning assets                                        5,462,982       5,289,319        5,089,265        4,869,097       4,793,980
  Loans                                                 4,033,625       3,863,079        3,715,427        3,560,119       3,419,433
  Investment in securities                              1,416,769       1,401,203        1,347,835        1,298,451       1,359,601
  Deposits                                              4,529,676       4,557,066        4,417,950        4,213,370       4,196,385
  Shareholders' equity                                    582,464         571,220          564,010          554,529         554,920
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA

  Interest income                                      $  108,085      $  101,711       $   95,581       $   91,031      $   88,238
  Interest expense                                         46,148          39,755           35,582           32,482          31,286
  Net interest income                                      61,937          61,956           59,999           58,549          56,952
  Net interest income (TE)                                 63,275          63,361           61,553           60,048          58,418
  Provision for possible loan losses                        2,500           2,500            2,500            1,750           2,000
  Non-interest income (exclusive of securities
    transactions)                                          18,036          17,365           17,293           18,023          17,180
  Securities transactions                                       -               -                -                -               -
  Non-interest expense                                     52,256          51,960           50,232           50,164          47,987
  Net income                                               17,051          16,640           16,563           16,689          16,335
------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS

  Return on average assets                                   1.14%           1.16%            1.20%            1.25%           1.24%
  Return on average shareholders' equity                    11.65%          11.72%           11.81%           11.94%          11.68%
  Net interest margin                                        4.62%           4.81%            4.85%            4.91%           4.85%
  Average loans to average deposits                         89.05%          84.77%           84.10%           84.50%          81.49%
  Efficiency ratio                                          64.27%          64.37%           63.71%           64.25%          63.48%
  Reserve for possible loan losses to loans                  1.29%           1.27%            1.29%            1.21%           1.25%
  Non-performing assets to loans plus foreclosed assets
    and surplus property                                      .55%            .62%             .72%             .46%            .37%
  Reserve for possible loan losses to non-performing loans 249.10%         213.43%          187.80%          291.87%         370.13%
  Average shareholders' equity to average assets             9.80%           9.90%           10.15%           10.44%          10.61%
  Shareholders' equity to total assets                       9.72%           9.74%            9.92%           10.21%          10.46%
  Leverage ratio                                             8.78%           8.85%            8.99%            9.99%           9.92%
  Tier 1 capital ratio                                      11.19%          11.47%           11.65%           12.75%          12.95%
  Total capital ratio                                       12.34%          12.62%           12.80%           13.83%          14.05%
------------------------------------------------------------------------------------------------------------------------------------
SELECTED COMMON SHARE DATA

  Earnings Per Share
    Basic                                                    $.75            $.74             $.73             $.74            $.72
    Diluted                                                  $.75            $.73             $.73             $.74            $.71
  Dividends

    Cash dividends per share                                 $.36            $.36             $.36             $.33            $.33
    Dividend payout ratio                                   47.91%          49.04%           49.12%           44.60%          45.69%
  Book Value Per Share
    Book value                                             $25.89          $25.36           $25.01           $24.68          $24.27
    Tangible book value                                    $22.65          $22.06           $21.62           $23.20          $22.75
  Trading Data
    High stock price                                       $37.19          $39.13           $36.66           $39.25          $39.75
    Low stock price                                        $33.38          $31.75           $31.50           $33.50          $33.25
    Closing stock price                                    $36.31          $34.19           $32.63           $37.06          $34.38
    Trading volume                                      1,306,004       1,609,130        2,237,876        2,068,524       1,866,193
  Average Shares Outstanding
    Basic                                              22,710,276      22,626,874       22,610,768       22,598,930      22,827,599
    Diluted                                            22,772,895      22,690,015       22,669,130       22,674,065      22,903,782
====================================================================================================================================
Note:  Certain information for prior periods has been reclassified to conform to the current presentation.

                                     - 9 -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation ("the Company" or "Whitney") and its subsidiaries and on their results of operations during the third quarters of 2000 and 1999 and during the nine month periods through September 30 in each year. The operations of the Company's principal subsidiary, Whitney National Bank, constitute virtually all of the Company's consolidated operations. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

     Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW

     Whitney earned $.75 per share, or $17.1 million, in the third quarter of 2000, a 4% increase over the $.72 per share, or $16.3 million, reported for the third quarter of 1999. Through the first nine months of 2000, earnings were $2.22 per share, or $50.3 million, which represents a 12% increase over the $1.98 per share, or $45.7 million, earned for the comparable period in 1999. Effective October 6, 2000, Bank of Houston, which was acquired in February 2000, merged into Whitney National Bank. The third quarter results for 2000 include non-interest expenses of approximately $.6 million associated with converting Bank of Houston's information and operating systems. Non-interest income for this quarterly period includes approximately $.5 million of net gains on dispositions of banking facilities and pre-1933 assets. Similar net gains totaled $1.0 million in 1999's third quarter. Return on average assets was 1.14% for the third quarter of 2000, and return on average shareholders' equity was 11.65%. For the third quarter of 1999, these returns were 1.24% and 11.68%, respectively.

     Excluding the after-tax effect of the amortization of purchased intangibles acquired with Bank of Houston and in previous transactions, Whitney earned $.80 per share in the third quarter of 2000, compared to $.74 per share in 1999's third quarter. Bank of Houston's earnings, which are included in Whitney's results since the purchase date, were not significant for purposes of presenting pro forma financial information with respect to this acquisition.

     Selected highlights from the third quarter's results follow:

o Net interest income (TE) increased 8%, or $4.9 million, from the third quarter of 1999, or 6% excluding Bank of Houston, largely driven by continued loan growth. The net interest margin was 4.62% for the third quarter of 2000, a 23 basis point decrease from the 4.85% margin for the year-earlier quarter. This decrease reflects both upward pressure on the cost of interest-bearing funds from higher market rates and a gradual increase in the proportion of higher-cost sources of funds supporting the growth in earning assets.

o Excluding the net gains mentioned earlier, non-interest income in the third quarter of 2000 was 8%, or $1.3 million, higher than the same quarter in 1999, and 1% above 2000's second quarter. The year-over-year increase was 5%, or $.8 million, without Bank of Houston. Major contributors included fees from credit and debit card activity, which rose 13% from the third quarter of 1999 on increased transaction volumes, and investment service income, which grew 62% with the help of brokerage activity at Whitney Securities. Trust service fees also improved, by 10%, over the third quarter of 1999.

o The impact of ongoing expense-control efforts was again evident in the performance of non-interest expenses for the third quarter of 2000. Excluding Bank of Houston, non-interest expense was up a moderate 4%, or $2.0 million, compared to 1999's third quarter. Before consideration of the conversion expenses mentioned above, the year-over-year increase would have been only 3%, or $1.4 million. On this same basis, non-interest expense in the third quarter was slightly lower than the second quarter of 2000.

o Whitney provided $2.5 million for possible loan losses in the third quarter of 2000, the same as in each of the first two quarters of 2000. This compares to a $2.0 million provision in 1999's third quarter. The growth in loans and an increase in non-performing assets continue to be important factors behind the higher loss provisions in 2000. Non-performing assets were $22.6 million at September 30, 2000, or .55% of loans plus foreclosed assets and surplus bank property, down from $24.8 million, or .62% at June 30, 2000, but still above the total of $13.0 million, or .37%, at the end of 1999's third quarter. There was a small net recovery in the third quarter of 2000, similar to that reported for the year-earlier quarter. The reserve for possible loan losses was 1.29% of total loans at September 30, 2000 and 1.25% at September 30, 1999.

     As discussed in note 3 to the consolidated financial statements, on November 2, 2000, the Company purchased First Ascension Bancorp, Inc, whose subsidiary, First National Bank of Gonzales, has approximately $90 million in total assets in its four locations in Ascension Parish, Louisiana. With this acquisition, Whitney doubled its market share in this fast growing parish. The Company issued approximately 647,000 shares of common stock to First Ascension shareholders, and, applying purchase accounting, recorded goodwill and deposit intangibles of approximately $13 million. The acquired bank's results of operations of will be included in the Company's results from the purchase date. One-time merger and conversion expenses in the fourth quarter of 2000 are anticipated to be approximately $2 million.

     During the third quarter, the Company announced agreements to acquire American Bank in Houston, Texas, and Prattville Financial Services Corporation and its principal subsidiary, Bank of Prattville, Alabama. These acquisitions will expand the Company's presence in two growing market areas. The combined assets of these entities total approximately $450 million. American shareholders will receive 1,815,000 shares of Company common stock and Prattville shareholders will receive Company common stock with a value of approximately $40.5 million. The Company anticipates accounting for each of these transactions as a pooling of interests.

FORWARD-LOOKING STATEMENTS

     Certain statements in this quarterly report may be regarded as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, made in good faith by the Company, are based on a number of assumptions about the future. Some of the more important assumptions are outlined in the Company's 1999 Annual Report on Form 10-K. Because it is uncertain whether future conditions and events will confirm the Company's assumptions, there is a risk that the Company's future results will differ materially from what is stated in or implied by such forward-looking statements. The Company cautions the reader to consider this risk.

FINANCIAL CONDITION

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

     Average loans for the third quarter of 2000 were $4.03 billion, a $615 million, or 18%, increase compared to $3.42 billion in the third quarter of 1999 and a $171 million, or 4%, increase from 2000's second quarter. Bank of Houston contributed approximately $45 million to the year-over-year increase.

     Average loan growth continues to be broad-based, with the most significant increases in commercial lending of all types. Commercial real estate lending, which includes loans secured by properties used in commercial or industrial operations, supplied approximately $54 million of the increase over the second quarter of 2000, as this portfolio category grew 4% on average. Growth in this category in recent years has come from a variety of sources, including hotel construction in the New Orleans area, apartment and condominium projects largely in the eastern Gulf Coast region, and retail, small office and commercial facilities throughout the Company's market area. There was no significant shift in the concentration mix of this portfolio from year-end 1999, although the regional distribution continued to show increasing balance.

     Commercial loans other than those secured by real property increased approximately $60 million, or 4%, on average over 2000's second quarter. As with commercial real estate loans, the concentration mix of this portfolio has been relatively stable since year-end 1999.

     Average retail loans, including both retail mortgage loans and other loans to individuals, increased approximately $55 million, or 5%, from second quarter 2000. Retail mortgage lending contributed virtually all of this increase. Growth came primarily from the Company's home equity loan product and from adjustable-rate mortgage loans that the Company holds in its loan portfolio. The origination of adjustable-rate mortgage loans increased in the current year with rising market rates and attractive product design, although a shift in favor of fixed-rate loan products for sale in the secondary market began in the third quarter as rates moderated and the Company refocused its sales efforts. The initial rate adjustment on most of the new portfolio loans occurs after seven years.

     Table 1 shows loan balances at September 30, 2000 and at the end of the four prior quarters. The period-end changes are consistent with the growth in average loans. The decline in the commercial category from year-end 1999 to March 31, 2000 is related to seasonal factors.


TABLE 1.  LOANS

-----------------------------------------------------------------------------------------------------------------
                                                         2000                                  1999
---------------------------------------------------------------------------------- ------------------------------
(dollars in thousands)                 September 30         June 30      March 31     December 31   September 30
=================================================================================================================
Commercial, financial and
    agricultural loans                  $ 1,565,881     $ 1,521,826   $ 1,448,637     $ 1,466,018    $ 1,354,178
Real estate loans - commercial
    and other                             1,388,082       1,343,439     1,276,930       1,213,465      1,167,954
Real estate loans - retail mortgage         841,701         800,506       733,342         700,311        674,546
Loans to individuals                        315,635         310,525       306,443         292,680        290,507
Lease financing                                  83             217           373             573            815
-----------------------------------------------------------------------------------------------------------------
    Total loans                         $ 4,111,382     $ 3,976,513   $ 3,765,725     $ 3,673,047    $ 3,488,000
=================================================================================================================

     Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the size of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for possible loan losses charged to operating expense. Table 2 compares third quarter 2000 activity in the reserve with 2000's second quarter and the third quarter of 1999 and also compares nine-month activity for each year.

TABLE 2.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
===================================================================================================================
                                                  Third         Second      Third               Nine Months Ended
                                                Quarter        Quarter    Quarter                 September 30
----------------------------------------------------------------------------------       --------------------------
(dollars in thousands)                            2000           2000        1999               2000         1999
===================================================================================================================
Balance at the beginning of period             $50,359        $48,552     $41,554            $44,466      $40,282
Reserves acquired in bank purchase                   -              -           -              1,461            -
Provision for possible loan losses               2,500          2,500       2,000              7,500        4,250
Loans charged to the reserve:
   Commercial, financial and agricultural          712          1,498         541              2,804        4,102
   Real estate (primarily commercial)              341            656         491              1,191        1,084
   Loans to individuals                            605            579         739              1,845        1,938
   Lease financing                                   1             12          48                 31           89
-------------------------------------------------------------------------------------------------------------------
      Total charge-offs                          1,659          2,745       1,819              5,871        7,213
-------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural
      loans                                        754            705       1,307              2,202        3,784
   Real estate (primarily commercial)              749          1,104         414              2,240        1,119
   Loans to individuals                            494            243         282              1,199        1,516
   Lease financing                                   -              -           -                  -            -
-------------------------------------------------------------------------------------------------------------------
      Total recoveries                           1,997          2,052       2,003              5,641        6,419
-------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                      (338)           693        (184)               230          794
-------------------------------------------------------------------------------------------------------------------
Balance at the end of period                   $53,197        $50,359     $43,738            $53,197      $43,738
===================================================================================================================
Ratios:
   Net annualized charge-offs (recoveries)
     to average loans                             (.03)%          .07 %      (.02)%              .01 %        .03 %
   Gross annualized charge-offs to
     average loans                                 .16 %          .28 %       .21 %              .20 %        .29 %
   Recoveries to gross charge-offs              120.37 %        74.75 %    110.12 %            96.08 %      88.99 %
   Reserve for possible loan losses to loans
     at period end                                1.29 %         1.27 %      1.25 %            1.29  %       1.25 %
===================================================================================================================

     Table 3 shows total non-performing loans at September 30, 2000 and at the end of the preceding four quarters. Non-performing loans decreased $2 million, or 9%, from June 30, 2000, but are $6 million, or 40%, higher than year-end 1999. The $11 million increase in the first quarter of 2000 resulted from the placement of a substantial portion of a commercial credit relationship on non-accrual status because of negative earnings trends, even though the credit was performing.

TABLE 3.  NON-PERFORMING ASSETS
=======================================================================================================================
                                                                     2000                              1999
=======================================================================================================================
(dollars in thousands)                               September       June         March       December       September
                                                        30            30            31           31             30
=======================================================================================================================
Loans accounted for on a non-accrual basis          $ 20,879      $ 23,105      $ 25,348      $ 13,601      $ 10,095
Restructured loans                                       477           490           507         1,634         1,722
-----------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                         21,356        23,595        25,855        15,235        11,817
Foreclosed assets                                      1,242         1,209         1,401         1,831         1,178
-----------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                      $ 22,598      $ 24,804      $ 27,256      $ 17,066      $ 12,995
=======================================================================================================================
Loans 90 days past due still accruing               $ 10,059       $ 2,587       $ 2,922       $ 2,617       $ 2,249
=======================================================================================================================
Ratios:
   Non-performing assets to loans
     plus foreclosed assets                              .55 %         .62 %         .72 %         .46 %         .37 %
   Reserve for possible loan losses to
     non-performing loans                             249.10 %      213.43 %      187.79 %      291.87 %      370.13 %
   Loans 90 days past due still accruing to loans        .24 %         .07 %         .08 %         .07 %         .06 %
========================================================================================================================

     At September 30, 2000, the total of loans internally classified as having above normal credit risk represented approximately 6% of total loans. This is up from approximately 5% at December 31, 1999. The September 30, 2000 total of $262 million is $66 million above year-end 1999's total and $37 million above the total at June 30, 2000. The increase during 2000 has come mainly from several unrelated loans that were classified as warranting special attention because of risk characteristics that indicate potential weaknesses. This classification category is up $42 million from year-end 1999 to a total of $146 million at quarter end. Loans classified as having well-defined weaknesses that, if not corrected, would likely result in some loss decreased in the third quarter, by $4 million, to a total of $100 million. Loans for which full repayment is doubtful also decreased, by $2 million, to a total of $16 million. This total is still $9 million higher than at the end of 1999, reflecting mainly the impact of the first quarter increase in non-accrual loans mentioned above. The growth in the total of loans that have been internally identified as having above normal credit risk was an important factor in the increase in the reserve for possible loan losses from year-end 1999. Management continually reviews the
loan  portfolio  to  identify   potentially  weak  or deteriorating credits.

INVESTMENT IN SECURITIES

     At September 30, 2000, total securities were $1.42 billion, compared to $1.29 billion at December 31, 1999 and $1.31 billion at September 30, 1999. The Company acquired an investment securities portfolio totaling $122 million with Bank of Houston in early 2000. The impact of this acquisition coupled with the use of some investment maturity proceeds to fund loan growth, resulted in an increase in the average investment in securities in the third quarter of 2000 of $57 million, or 4%, from the same period in 1999.

     Third quarter average investment in securities is up slightly from 2000's second quarter, but this was offset by a similar decrease in liquidity management investments. Average loan growth during the third quarter of 2000 was primarily funded by short-term borrowings.

     During 1999, the Company began building its investment in securities classified as available for sale, primarily to increase liquidity management flexibility. At September 30, 2000, such securities constituted 31% of the investment portfolio, compared to 16% at year-end 1999 and 14% at September 30, 1999. The net unrealized loss on available for sale securities was $1.4 million at September 30, 2000 and $4.8 million at December 31, 1999.

DEPOSITS AND SHORT-TERM BORROWINGS

     Average deposits and short-term borrowings increased $666 million, or 14%, over the third quarter of 1999, including $174 million from Bank of Houston. Compared to the second quarter of 2000, average deposits and borrowings are up $154 million, or 3%. These funds supported the growth in average loans between these periods.

     At September 30, 2000, total deposits were $4.59 billion, compared to $4.31 billion at year-end 1999 and $4.20 billion on September 30, 1999. Average deposits for the third quarter were $4.53 billion, which represents an increase of 8% over 1999's third quarter, and a decrease of less than 1% below the second quarter of 2000. The Bank of Houston acquisition contributed approximately half of the year-over-year increase.

     Non-interest-bearing demand deposits grew 5%, or $61 million, on average over the third quarter of 1999, excluding Bank of Houston, with both commercial and consumer accounts contributing to this growth. Average demand deposits in the third quarter were 2%, or $28 million, lower than 2000's second quarter, partly reflecting seasonal factors.

     Average money market deposits decreased 3%, or $20 million, from the third quarter of 1999 and 1% from 2000's second quarter. Excluding Bank of Houston, this deposit category would have decreased 8%, or $58 million, from the prior year's quarter. At the same time, average core time deposits of less than $100 thousand, excluding Bank of Houston, rose $140 million, or 19%, compared to the third quarter of 1999 and are up $45 million, or 5%, from 2000's second quarter. The increases in time deposits reflect the Company's strategy of responding to rising short-term market rates with competitively structured time deposit products.

     Average time deposits over $100 thousand are also up strongly in the third quarter of 2000, by $92 million, or 15%, over the third quarter of 1999, excluding Bank of Houston. Compared to the second quarter of 2000, these time deposits are up $9 million, or 1%. Close to half of the year-over-year growth has come from certain wholesale customers and may be volatile.

     Total average short-term borrowings increased $333 million in the third quarter of 2000 compared to last year's third quarter. To leverage its loan growth, the Company has made greater use of available wholesale short-term funding sources in 2000. Also contributing to this increase was the $36 million, or 11%, growth in average funds flowing to the Company's sweep repurchase product, which in turn reflects the growth in commercial relationships. Short-term borrowings totaled $799 million at September 30, 2000 and $541 million at December 31, 1999.

LIQUIDITY

     The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the cash flow needs of the Company and the subsidiary banks. Liquidity is provided by a stable base of funding sources, including low-cost core deposits, and an adequate level of maturing assets. The Company models liquidity needs on a periodic basis to determine the best strategy of investments and borrowings to meet those needs.

     The Company and the subsidiary banks have access to external funding sources in the financial markets, and Whitney National Bank has developed the ability to gather deposits at a nationwide level. During 1999, and continuing into 2000, the Company also began building investment in securities classified as available for sale, further increasing liquidity management flexibility. During the third quarter of 2000, Whitney National Bank became a member of the Federal Home Loan Bank system. This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds.

     The subsidiary banks had close to $1.2 billion in unfunded loan commitments outstanding at September 30, 2000, a 6% decrease from 1999's year-end. Because commitments and unused lines of credit may, and many times do, expire without being drawn upon, unfunded balances do not represent actual future liquidity requirements.

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

CAPITAL ADEQUACY

     The Company's capital amounts and ratios are presented in Table 4:

TABLE 4.  RISK-BASED CAPITAL AND CAPITAL RATIOS

--------------------------------------------------------------------------------
                                                 September 30        December 31
(dollars in thousands)                              2000                 1999
--------------------------------------------------------------------------------
Tier 1 regulatory capital                      $  515,418            $  527,206
Tier 2 regulatory capital                          53,197                44,466
--------------------------------------------------------------------------------
Total regulatory capital                       $  568,615            $  571,672
--------------------------------------------------------------------------------
Risk-weighted assets                           $4,606,743            $4,134,623
--------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)       8.78 %               9.99 %
   Tier 1 capital to risk-weighted assets           11.19 %              12.75 %
   Total capital to risk-weighted assets            12.34 %              13.83 %
   Shareholders' equity to total assets              9.72 %              10.21 %
   Tangible equity to total assets                   8.50 %               9.60 %
--------------------------------------------------------------------------------

     The Company remained strongly capitalized at September 30, 2000. Whitney National Bank's regulatory capital ratios far exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency. The acquisition of First Ascension Bancorp, Inc. will not have a significant impact on the Company's regulatory capital ratios.

     The reduction in regulatory capital levels and ratios since year-end 1999 mainly reflects the impact of the acquisition of Bank of Houston. In this transaction, the Company acquired $44 million of intangible assets that are deducted in determining regulatory capital. Bank of Houston also contributed approximately $60 million to the overall increase in risk-weighted assets.

    In each of the first three quarters of 2000, the Company declared a $.36 per share dividend on its common stock. This represents a $.03 per share, or 9%, increase over the quarterly dividend declared throughout 1999.

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

     Costs associated with the Company's Year 2000 remediation efforts included both internal costs, primarily personnel-related, and costs from using outside consultants. Such costs were insignificant in the third quarter of 1999. For the first nine months of 1999, non-interest expense included approximately $1.0 million of internal costs and of $.6 million of external costs. There were no significant costs during the first nine months of 2000, and none are anticipated for the remainder of the year.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income (TE) for the third quarter of 2000 was $63.3 million, a $4.9 million, or 8%, improvement over the third quarter of 1999, with Bank of Houston contributing approximately $1.1 million to the increase. Loan growth was the major factor behind the year-over-year improvement. The net interest margin, which is net interest income (TE) as a percent of average earning assets, was 4.62% this quarter, compared to 4.85% in the third quarter of 1999 and 4.81% in 2000's second quarter. The recent compression in the margin reflects both the pressure from higher market rates on the cost of interest-bearing funds and the gradual increase in the proportion of higher-cost sources of funds supporting the growth in earning assets. Tables 5 and 6 show the factors contributing to these changes and the components of these changes.

     Compared to the prior year's quarter, average loans grew 18% in 2000's third quarter, while other average earning assets increased 4%, resulting in a more favorable mix of earning assets. As a percent of earning assets, average loans increased to 74% in the current quarter, compared to 71% in 1999's third quarter. The improved asset mix as well as a 63 basis point increase in loan yields (TE) led to a 54 basis point increase in the yield (TE) on total earning assets. Loans yields increased with the rise in market rates as reflected by the 140 basis point increase in the average prime rate for the third quarter of 2000 compared to 1999's third quarter. The earning asset yield also showed a 15 basis point increase from the second quarter of 2000.

     The percent of earning assets funded by interest-bearing sources increased to approximately 74% in the third quarter of 2000 from 73% in both the year-earlier quarter and 2000's second quarter. In addition, higher-cost sources of funds, in particular short-term wholesale borrowings, grew to 37% of average interest-bearing funds in the third quarter of 2000, up from 30% in 1999's third quarter and 33% in the second quarter of 2000. These changes coupled with the impact of rising short-term market rates led to an increase in the total cost of funding earning assets of 77 basis points over 1999's third quarter and 34 basis points over the second quarter of 2000.

     For the first nine months of 2000, net interest income (TE) was $188 million, a 10% increase over the same period in 1999. The net interest margin was 4.76% for the 2000 period and 4.80% for the prior year's period. Essentially the same factors impacted the quarterly and year-to-date changes in net interest income and the net interest margin between 1999 and 2000.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
====================================================================================================================================

(dollars in thousands)                              Third Quarter 2000         Second Quarter 2000          Third Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                 Average                     Average                    Average
                                                 Balance   Interest  Rate    Balance   Interest  Rate   Balance    Interest  Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                              $4,033,625 $ 86,867   8.57%  $3,863,079 $ 80,597  8.39% $3,419,433  $68,359   7.94%
------------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                          119,741    1,834   6.09      126,678    1,930  6.13     145,773    2,208   6.01
U.S. agency securities                            617,730    9,468   6.13      598,202    9,186  6.14     472,316    7,002   5.93
Mortgage-backed securities                        485,682    7,545   6.21      483,772    7,444  6.15     542,146    8,227   6.07
Obligations of states and political
  subdivisions (TE) (a)                           177,892    3,251   7.31      183,509    3,415  7.44     191,491    3,596   7.51
Federal Reserve stock and other corporate
  securities                                       15,724      238   6.05        9,042      143  6.33       7,875      114   5.74
------------------------------------------------------------------------------------------------------------------------------------
    Total investment in securities(c)           1,416,769   22,336   6.30    1,401,203   22,118  6.32   1,359,601   21,147   6.22
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term investments      12,588      220   6.92       25,037      401  6.44      14,946      198   5.23
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                        5,462,982 $109,423   7.98%   5,289,319 $103,116  7.83%  4,793,980  $89,704   7.44%
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
Other assets                                      533,268                      533,367                    481,054
Reserve for possible loan losses                  (52,544)                     (50,631)                   (42,446)
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                               $5,943,706                   $5,772,055                 $5,232,588
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                           $  475,381 $  1,623   1.36%  $  503,556 $  1,689  1.35% $  466,409  $ 1,559   1.33%
Money market deposits                             752,734    7,977   4.22      758,101    7,548  4.00     772,250    7,027   3.61
Savings deposits                                  437,434    2,205   2.01      457,083    2,275  2.00     478,867    2,428   2.01
Other time deposits                               903,589   12,422   5.47      858,997   10,763  5.04     735,994    8,524   4.59
Time deposits $100,000 and over                   713,224   10,728   5.98      704,084    9,825  5.61     595,825    7,143   4.76
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits             3,282,362   34,955   4.24    3,281,821   32,100  3.93   3,049,345   26,681   3.47
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                         772,276   11,193   5.77      590,554    7,655  5.21     439,569    4,605   4.16
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities      4,054,638 $ 46,148   4.53%   3,872,375 $ 39,755  4.13%  3,488,914  $31,286   3.56%
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS
    AND SHAREHOLDERS' EQUITY
Demand deposits                                 1,247,314                    1,275,245                  1,147,040
Other liabilities                                  59,290                       53,215                     41,714
Shareholders' equity                              582,464                      571,220                    554,920
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders'
      equity                                   $5,943,706                   $5,772,055                 $5,232,588
------------------------------------------------------------------------------------------------------------------------------------

    Net interest income and margin (TE) (a)               $ 63,275   4.62%             $ 63,361  4.81%             $58,418   4.85%
------------------------------------------------------------------------------------------------------------------------------------
    Net earning assets and spread              $1,408,344            3.45%  $1,416,944           3.70% $1,305,066            3.88%
====================================================================================================================================

    (a) Tax-equivalent  (TE) amounts are  calculated  using a marginal  federal income tax rate of 35%.
    (b) Average  balance  includes  non-accruing  loans of $21,375,  $25,084 and $10,167,  respectively,  in the third and  second quarters  of 2000 and the third quarter of 1999.
    (c) Average balance excludes  unrealized gain or loss on securities available for sale.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES (continued)
=======================================================================================================================
                                                      Nine Months Ended                     Nine Months Ended
(dollars in thousands)                                September 30, 2000                    September 30, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                       Average                             Average
                                                       Balance   Interest  Rate            Balance    Interest    Rate
-----------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
    Loans (tax-equivalent)(a),(b)                   $ 3,871,305  $243,257  8.39%         $3,316,213   $195,460    7.88%
-----------------------------------------------------------------------------------------------------------------------

    U.S. Treasury securities                            124,212     5,665  6.09             168,633      7,856    6.23
    U.S. agency securities                              576,760    26,171  6.05             489,439     22,040    6.00
    Mortgage-backed securities                          492,357    22,662  6.14             534,042     24,262    6.06
    Obligations of states and political
       subdivisions (tax-equivalent) (a)                184,243    10,423  7.54             185,100     10,593    7.63
    Federal Reserve stock and other corporate
       securities                                        11,134       506  6.06               8,149        425    6.95
-----------------------------------------------------------------------------------------------------------------------
    Total investment in securities(c)                 1,388,706    65,427  6.28           1,385,363     65,176    6.27
-----------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term investments            21,178       990  6.24              66,840      2,384    4.77
-----------------------------------------------------------------------------------------------------------------------
    Total earning assets                              5,281,189  $309,674  7.83%          4,768,416   $263,020    7.37%
-----------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
    Other assets                                        527,754                             494,018
    Reserve for possible loan losses                    (49,993)                            (41,516)
-----------------------------------------------------------------------------------------------------------------------
    Total assets                                    $ 5,758,950                          $5,220,918
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
    NOW account deposits                            $   490,820  $  4,982  1.36%         $  491,842   $  4,993    1.36%
    Money market deposits                               755,857    22,699  4.01             741,304     19,875    3.58
    Savings deposits                                    449,450     6,749  2.01             486,023      7,263    2.00
    Other time deposits                                 860,168    32,996  5.12             745,513     26,226    4.70
    Time deposits $100,000 and over                     690,474    29,165  5.64             582,612     20,664    4.74
-----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                   3,246,769    96,591  3.97           3,047,294     79,021    3.47
-----------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                               630,770    24,894  5.27             414,294     12,562    4.05
-----------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities             3,877,539  $121,485  4.18%          3,461,588   $ 91,583    3.54%
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS
    AND SHAREHOLDERS' EQUITY
    Demand deposits                                   1,254,896                           1,157,137
    Other liabilities                                    53,914                              40,001
    Shareholders' equity                                572,601                             562,192
-----------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity      $ 5,758,950                          $5,220,918
-----------------------------------------------------------------------------------------------------------------------

    Net interest income and margin (tax-equivalent) (a)          $188,189  4.76%                      $171,437    4.80%
-----------------------------------------------------------------------------------------------------------------------
    Net earning assets and spread                   $ 1,403,650            3.65%         $1,306,828               3.83%
-----------------------------------------------------------------------------------------------------------------------

    (a)Tax-equivalent  (TE)  amounts  are  calculated  using a marginal  federal income tax rate of 35%.
    (b)Average  balance  includes  non-accruing  loans of $21,473  and  $10,430, respectively,  in the first nine months of 2000 and
       1999.
    (c)Average balance excludes unrealized gain or loss on securities available for sale.

TABLE 6. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a)
====================================================================================================================================
                                                       Third Quarter 2000 Compared to:                  Nine Months Ended September
                                               Second Quarter 2000            Third Quarter 1999          30, 2000 Compared to 1999
                                           ------------------------------------------------------------ ----------------------------
                                                Due To         Total         Due To            Total         Due To         Total
                                               Change In      Increase      Change In         Increase      Change In      Increase
(dollars in thousands)                     Volume     Rate   (Decrease)   Volume    Rate     (Decrease)  Volume      Rate (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
    Loans (TE)(a)                          $4,200   $ 2,070    $6,270    $12,804  $ 5,704     $18,508    $34,268   $13,529  $47,797
------------------------------------------------------------------------------------------------------------------------------------

    U.S. Treasury securities                  (87)       (9)      (96)      (404)      30        (374)    (2,029)     (162)  (2,191)
    U.S. agency securities                    299       (17)      282      2,222      244       2,466      3,961       170    4,131
    Mortgage-backed securities                 29        72       101       (876)     194        (682)    (1,915)      315   (1,600)
    Obligations of states and political
        subdivisions (TE) (a)                (103)      (61)     (164)      (250)     (95)       (345)       (49)     (121)    (170)
    Federal Reserve stock and other
       corporate securities                   101        (6)       95        118        6         124        141       (60)      81
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities          239       (21)      218        810      379       1,189        109       142      251
------------------------------------------------------------------------------------------------------------------------------------
    Federal funds sold and
        short-term investments               (210)       29      (181)       (35)      57          22     (1,976)      582   (1,394)
------------------------------------------------------------------------------------------------------------------------------------
      Total interest income (TE) (a)        4,229     2,078     6,307     13,579    6,140      19,719     32,401    14,253   46,654
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    NOW account deposits                      (79)       13       (66)        28       36          64        (10)       (1)     (11)
    Money market deposits                     (44)      473       429       (184)   1,134         950        397     2,427    2,824
    Savings deposits                          (75)        5       (70)      (215)      (8)       (223)      (549)       35     (514)
    Other time deposits                       628     1,031     1,659      2,124    1,774       3,898      4,263     2,507    6,770
    Time deposits $100,000 and over           148       755       903      1,552    2,033       3,585      4,185     4,316    8,501
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits         578     2,277     2,855      3,305    4,969       8,274      8,286     9,284   17,570
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                   2,632       906     3,538      4,358    2,230       6,588      7,819     4,513   12,332
------------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                3,210     3,183     6,393      7,663    7,199      14,862     16,105    13,797   29,902
------------------------------------------------------------------------------------------------------------------------------------

      Change in net interest income (TE)(a)$1,019   $(1,105)   $  (86)   $ 5,916  $(1,059)    $ 4,857    $16,296   $   456  $16,752
====================================================================================================================================

(a)  Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses was $2.5 million for the third quarter of 2000, the same as in each of 2000's first two quarters, and up from a $2.0 million provision in the third quarter of 1999. The $7.5 million year-to-date provision in 2000 compares to a $4.3 million provision in 1999. Net charge-offs were $.2 million for the first nine months of 2000 and $.8 million for the comparable period in 1999. The higher provisions in 2000 reflect management's consideration, among other factors, of the increase in non-performing loans and total loans internally classified as having above normal credit risk as well as continued strong loan growth.

     For a discussion of changes in the reserve for possible loan losses, non-performing assets and general asset quality, see the earlier section on Loans and Reserve for Possible Loan Losses.

NON-INTEREST INCOME

     Excluding net gains on dispositions of surplus banking property and pre-1933 assets, non-interest income was $17.5 million in the third quarter, up 8%, or $1.3 million, from the third quarter of 1999. Excluding Bank of Houston, the year over year increase was 5%, or $.8 million. The Company recognized net gains of $.5 million in 2000's third quarter and $1.0 million in the third quarter of 1999.

     Credit card fee income rose 13%, or $.4 million, to $3.7 million. This reflects increased transaction volumes, both from an expanded merchant customer base and from the growing use of the Company's debit card products by individuals and businesses. Trust service fee income rose to $2.3 million, an increase of 10% over the same quarter last year, continuing to show the benefits of marketing and incentive-based sales efforts in an expanded market area. The volatility in the equities markets during 2000, however, has tended to moderate the year-to-year growth rate for this income category.

     Quarterly income from service charges on deposit accounts was up 2%, to $7.3 million, in 2000, but would be down 3%, or approximately $.2 million, if Bank of Houston income is excluded. This decrease is partly attributable to the impact of higher short-term market rates which increase the earnings credit allowed as an offset to service charges on certain business accounts. As expected, higher market interest rates beginning in the latter part of 1999 also led to fewer conventional fixed-rate mortgage loan originations, and to a 28%, or $.2 million, decrease in income from secondary mortgage market operations. As mentioned earlier, during this same period the Company increased its origination of adjustable-rate mortgage loans that it holds in its loan portfolio. Mortgage origination activity began to shift back in favor of fixed-rate products during the third quarter, helped by recent rate movements and a refocusing of sales efforts.

     Other non-interest income, excluding the net gains and Bank of Houston, increased 22%, or $.6 million, from the third quarter of 1999. Approximately half of this increase came from investment service fees. Whitney Securities, the Company's broker-dealer operation, grew rapidly from its inception in the third quarter of 1999, and was the primary factor behind this improvement. Also included in this income category is operating revenue from the parking facility that was opened next to the Company's main office late in the second quarter of 1999. This revenue source contributed approximately $.1 million to the overall increase.

     For the nine-month period, non-interest income was $52.7 million, 9% higher than the $48.6 million in the same period of 1999. Excluding Bank of Houston and net gains on sales of surplus property and pre-1933 assets, year-to-date non-interest income is up 6% in the current year. Percentage changes by category were generally consistent with the quarterly changes: credit card fee income was up 20% year to date; trust services income was up 9%; service charges on deposit accounts was down 2%, if Bank of Houston is excluded; and secondary mortgage market income was down 49%. Other non-interest income, excluding the net gains and Bank of Houston, increased 29% between these periods.

NON-INTEREST EXPENSE

     Non-interest expense was $52.3 million in the third quarter of 2000, including $2.3 million of operating expenses for Bank of Houston and $.6 million of one-time expenses associated with converting Bank of Houston's information and operating systems. Excluding these expenses related to Bank of Houston, third quarter 2000 expense increased 3%, or $1.4 million, over the third quarter of 1999. On this same basis, non-interest expense in the third quarter was around $.3 million lower than the second quarter of 2000.

     Personnel expense increased by 9%, or $2.1 million, to $26.0 million for the quarter compared to 1999's third quarter. Excluding Bank of Houston, the increase was 5%, or $1.2 million, with employee compensation rising 8%, or $1.6 million, and employee benefits decreasing 10%, or $.4 million. Following a 7% reduction in the Company's full-time equivalent employee base during 1999, there has been limited employment growth through the first nine months of 2000. The favorable impact of this net staff reduction on third quarter 2000 employee compensation was offset by regular merit increases and higher employee sales incentive compensation, and by a $.6 million net increase in executive incentive plan compensation. Reductions in retirement plan expense, in particular for the defined benefit plan, offset an anticipated rise in health plan fees, leading to the net decrease in employee benefits expense.

     Equipment and data processing expense decreased 5% in the third quarter of 2000, and is down 8%, or $.5 million, from the year-earlier period, if Bank of Houston is excluded. During the first half of 1999, the Company completed the final phases of the rollout of a new branch delivery system and standardized office automation network, as well as the automation of certain back-office functions and other enhancements to data processing and communications systems. The lack of any significant capital projects since then has helped contain the growth in this expense category. The elimination of company-owned vehicles in early 2000 also had a favorable impact.

     In early 2000, the Company relocated office facilities for certain of its Louisiana bank operations to more suitable leased premises. The net increase in recurring expense from this move and Bank of Houston were the main factors behind the 8%, or $.3 million, increase in net occupancy expense in the third quarter of 2000. Excluding Bank of Houston, the year-over-year increase would have been 4%.

     Credit card transaction processing services expense increased in 2000's third quarter, which is somewhat less than would be expected given the growth in merchant transaction volumes and revenue discussed earlier. The relationship between the year-to-date increases in these non-interest expense and income categories, as noted below, is more indicative of current operations.

     The intangible assets acquired with Bank of Houston will initially generate $2.7 million in amortization expense on an annual basis. The $.7 million impact on the third quarter accounted for the increase in amortization expense over 1999's third quarter. The Bank of Houston system conversion costs of $.6 million make up most of the 82% increase in legal and professional fees expense in the third quarter of 2000.

     Other non-interest expenses increased 9%, or $.6 million, to $7.0 million in the third quarter of 2000. Excluding Bank of Houston, the increase was 4%, or $.3 million. During the third quarter, higher expenses were incurred associated with an increase in marketing campaigns, the industry-wide increase in deposit insurance rates, and processing services for the brokerage operations. These and other increased expenses were partly offset by the benefits of expense control and reduction efforts.

     For the nine-month period, non-interest expense increased 7%, or $10.5 million. The year-to-date increase would be 3%, or $4.4 million, if Bank of Houston intangible amortization of $1.7 million and other non-interest expenses are excluded as well as the one-time Bank of Houston system conversion expenses. Personnel expense, excluding Bank of Houston, increased 4%, or $3.0 million, through the first nine months of 2000. The favorable impact of staff reductions in 1999 was again offset by regular merit raises and higher costs of employee incentive programs, and by a net increase of $1.6 million in executive incentive compensation expense. Credit card transaction processing services expense increased 13%, consistent with the 20% year-to-date growth in revenues cited earlier. Legal and professional fees, excluding those related to system conversions, decreased 8%, or $.3 million, largely reflecting the use of consultants in early 1999 to complete Year 2000 remediation testing as discussed earlier. Changes in other major non-interest expense categories between the first nine months of 1999 and 2000 were generally consistent with the quarter-to-quarter changes and were mainly the result of the same factors cited in the discussion of quarterly results above.

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

                   None

Item 5.  Other Information

                   None

Item 6. Exhibits and Reports on Form 8-K

         (a)(3) Exhibits:

         Exhibit 3.1 - Copy of Company's Composite Charter, as amended April 22, 1998.

         Exhibit 3.2 - Copy of Company's Bylaws, as amended May 24, 2000.

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

         Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama and John C. Hope, III (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.7 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.8 - Long-term incentive program (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.8a - Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.9 - Executive compensation plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

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

         Exhibit 10.12 - Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.12a - Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.13 - Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.14 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
         Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.15 - Form of Amendment to Section 2.1e of the Executive agreements filed as Exhibits 10.2 through 10.8 herein (filed as Exhibit
         10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.16 - Executive agreement between Whitney National Bank of Mississippi and Guy C. Billups, Jr. (filed as Exhibit 10.19 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.17 - Form of Amendment adding subsection 2.1g to the Executive Agreements set forth as Exhibits 10.2 through 10.8 and
         Exhibit 10.15 herein (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-0126) and incorporated by reference).

         Exhibit 10.18 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit 10.20 to the Company's Quarterly Report on form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 21 - Subsidiaries

         Whitney Holding Corporation owns 100% of the capital stock of Whitney National Bank, successor by merger in early January 1998 to Whitney Bank of Alabama, Whitney National Bank of Florida and Whitney National Bank of Mississippi, and successor by merger on October 6, 2000 to Bank of Houston. Effective November 2, 2000, Whitney Holding Corporation also owns over 99% of the capital stock of First National Bank of Gonzales.

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

                                               WHITNEY HOLDING CORPORATION
                                                      (Registrant)



                                            By:/s/Thomas L. Callicutt, Jr.
                                               ---------------------------------
                                               Thomas L. Callicutt, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting Officer)



                                               November 13, 2000
                                               ---------------------------------
                                                            Date

   Exhibit 3.1
                                COMPOSITE CHARTER
                                       OF
                           WHITNEY HOLDING CORPORATION

                                    ARTICLE I

         The name of this corporation is:  WHITNEY HOLDING CORPORATION.

                                   ARTICLE II

         The objects and purposes for which this corporation is organized and the nature of the business to be carried on by it are hereby declared to be:

         (a) To acquire, purchase, construct, buy, lease, improve, develop, manage and operate property of all kinds, real, personal and mixed wherever situated, particularly but not exclusively in the State of Louisiana.

         (b) To execute, issue, negotiate bills of exchange, promissory notes, bonds, debentures, and other securities of this corporation from time to time, and to secure the same by mortgage, pledge, deed of trust or otherwise, and to exchange, discount, mortgage, pledge or hypothecate the same for any of the objects or purposes of this corporation.

         (c) To acquire all or any part of the good will, rights, assets, property and business of any person, entity, partnership, association or corporation, whether heretofore or hereafter engaged in any business similar to any business which the corporation has power to conduct, or not; to pay for the same in cash or in stocks, bonds or other obligations of the corporation, or otherwise; to hold, utilize and in any manner dispose of the whole or any part of the rights and property so acquired, and to undertake and assume in connection therewith any liabilities of any such person, entity, partnership, association or corporation and conduct in any lawful manner the whole or any part of the business thus acquired.

         (d) To purchase, subscribe for, take, acquire, hold for investment or otherwise, and to enjoy and sell, exchange, deal in, guarantee, mortgage, hypothecate, or otherwise dispose of, shares of stock, bonds, debentures, promissory notes, certificates of beneficial interest, obligations and securities of any person, firm or corporation, including investment companies, financial institutions, and banks, and, while the owner thereof, to exercise and enjoy all rights and privileges incident to ownership.

         (e) To enter into, make and perform contracts of every kind and description with any person, firm, association, corporation, municipality, county, state, body politic or government or colony or dependency thereof.

         (f) To have one or more offices in which to carry on all or any part of its operations and business, and without restriction or limit as to amount to purchase or otherwise acquire, hold, own, mortgage, sell, convey, or otherwise dispose of, real and personal property of every class and description.

         (g) To loan its uninvested funds and/or surplus from time to time to such extent as the corporation may deem advisable in call and/or time loans, upon such security, if any, as the Board of Directors may determine.

         (h) To purchase, hold, sell, transfer, reissue or cancel the shares of its own capital stock or any securities or other obligations of the corporation in the manner and to the extent now or hereafter permitted by the laws of Louisiana.

         (i) To do everything necessary, proper, advisable or convenient for the accomplishment of any of the powers herein set forth and to do every other act and thing incidental thereto or connected therewith, provided the same be not forbidden by the laws of Louisiana.

         (j) In general, to carry on and undertake any lawful business which a corporation may do under the provisions of Chapter 1 of Title 12 of the Louisiana Revised Statutes of 1950 and all amendments thereof.

         (k) The objects, purposes and terms specified in any clause herein shall be in no manner limited or restricted by reference to or inference from any other clause, but the objects, purposes and powers specified in each of the clauses of this paragraph shall be regarded as independent objects, purposes and powers and in furtherance and not in limitation of the general powers conferred by the laws of the State of Louisiana.

                                   ARTICLE III

         The duration of this corporation shall be ninety-nine (99) years from the date hereof.

                                   ARTICLE IV

         The location and post-office address of its registered office is - 228 St. Charles Street, New Orleans, Louisiana

                                    ARTICLE V

         The full names and post-office addresses of its registered agents are:

         Malcolm L. Monroe          1424 Whitney Building
                                    New Orleans, Louisiana

         J. Rabun Monroe            1424 Whitney Building
                                    New Orleans, Louisiana

                                   ARTICLE VI

         1. The authorized capital stock of this corporation is fixed at one hundred million (100,000,000) shares of Common Stock, all of one series, without nominal or par value.

         2. On and as of the close of business on February 21, 1984, each and every share then issued of the no par value Common Stock of this corporation shall without any other or further action or proceeding by the corporation, or by the Board of Directors or any shareholder thereof, be reclassified into two shares of no par value Common Stock, and the allocated value of each share of Common Stock theretofore issued by this corporation will be divided into two equal amounts that will be attributed to the two shares of Common Stock into which each such share shall have been reclassified as aforesaid, so that the aggregate allocated value of all issued shares of Common Stock immediately after such reclassification shall be equal to the aggregate allocated value of all issued shares of Common Stock immediately prior to such reclassification.

         3. Every share shall be equal in all respects to every other share. No transfer of shares shall be binding upon the corporation unless recorded on its books. All shares shall be fully paid for and non-assessable.

         4. Without necessity of action by the shareholders, the authorized shares of no par value Common Stock of this corporation may be issued by the corporation, in whole or in part, on one or more occasions, for such consideration and on such other terms and conditions as may be fixed by the Board of Directors. Upon payment or delivery of the consideration fixed by the Board of Directors for newly issued shares, such shares shall be deemed fully paid for and shall not be liable to any further call of assessment.

                                   ARTICLE VII

         The amount of paid-in capital with which the corporation shall begin business is hereby fixed at One Thousand ($1,000.00) Dollars, which, at the execution of these Articles, has been paid in cash.

                                  ARTICLE VIII

         1. All powers of the corporation shall be vested in a classified Board of Directors composed of not less than five (5) nor more than twenty-five (25) members. The precise number of said Directors shall be fixed solely by the Board of Directors. In the election of Directors at the 1984 annual meeting of stockholders, the Directors shall be divided into five classes, as nearly equal in number as possible, with the term of office of the first class to expire at the 1985 annual meeting of stockholders, the term of office of the second class to expire at the 1986 annual meeting of stockholders, the term of office of the third class to expire at the 1987 annual meeting of stockholders, the term of office of the fourth class to expire at the 1988 annual meeting of stockholders, and the term of office of the fifth class to expire at the 1989 annual meeting of stockholders. At each annual meeting of stockholders following the 1984 annual meeting, Directors equal to the number of the class whose term then expires shall be elected to hold office until the fifth succeeding annual meeting of stockholders or until their successors are elected and qualified. Directors of the corporation shall be stockholders. The annual meeting of stockholders shall be on such dates as may be fixed by the Board of Directors.

         2. A director may be removed from office, with or without cause, only by the affirmative vote of ninety per cent (90%) of the voting power present at the special meeting of stockholders called for that purpose for which there is a quorum (as hereinafter defined). For purposes of the vote required by paragraphs 2 and 5 of this Article VIII, the term "quorum" shall mean the presence, in person or by proxy, of the holders of ninety per cent (90%) of the total voting power of the corporation.

         3. A person chosen by the Board of Directors to fill a vacancy on the Board of Directors shall hold office until the next annual meeting of stockholders.

         4. The Board of Directors may adopt, and from time to time repeal, amend and supplement by-laws containing any provision with respect to the government of the corporation and the powers of the Directors and shareholders not prohibited by law and not inconsistent with this Charter. The Board of Directors at the first meeting following the annual meeting of stockholders shall elect officers of the corporation, and shall have power in its discretion to unite one or more offices and to confer the same on any one person.

         5. No amendment to the Charter of the corporation shall amend, alter, change or repeal any of the provisions of this Article VIII, unless the amendment effecting such amendment, alteration, change or repeal shall receive the affirmative vote of ninety per cent (90%) of the voting power present at a shareholders meeting for which there is a quorum (as defined above); provided that this paragraph 5 shall not apply to, and such ninety per cent (90%) vote shall not be required for, any amendment, alteration, change or repeal unanimously recommended to the stockholders by the Board of Directors of the corporation at a time when no person, corporation or other entity is the beneficial owner, directly or indirectly, of more than ten per cent (10%) of the outstanding shares of stock of the corporation entitled to vote in election of directors, considered for purposes of this Article VIII as one class.

                                   ARTICLE IX

         The name and post-office addresses of the first Directors are:

           Andrew P. Carter, 1424 Whitney Building, New Orleans, Louisiana.
           John L. Glover, 1424 Whitney Building, New Orleans, Louisiana.
           Walter J. Suthon, III, 1424 Whitney Building, New Orleans, Louisiana.

                                    ARTICLE X

         Until their successors are duly elected and qualified, the following shall be the officers of the corporation:

           Walter J. Suthon, III     -        President
           Andrew P. Carter          -        Vice President
           John L. Glover            -        Secretary-Treasurer

                                   ARTICLE XI

         The names and post-office addresses of the incorporators and a statement of the number of shares subscribed by each are as follows:

         Andrew P. Carter           1424 Whitney Building     7 shares
                                    New Orleans, Louisiana
         John L. Glover             1424 Whitney Building     6 shares
                                    New Orleans, Louisiana
         Walter J.Suthon,III        1424 Whitney Building     7 shares
                                    New Orleans, Louisiana

                                   ARTICLE XII

         The corporation may purchase and/or redeem its own shares in the manner and under the conditions provided in Sections 23 and 45 of the Business Corporation Law. Such shares so purchased (unless it is desired that such shares shall be cancelled) shall be considered treasury shares, and may be reissued and disposed of as authorized by law, or may be cancelled and the capital stock reduced, as the Board of Directors may, from time to time, determine.

                                  ARTICLE XIII

         This corporation claims, and shall have the benefit of the provisions of Section 63 of the Business Corporation Law, being Title 12, Section 63, Louisiana Revised Statutes of 1950.

                                   ARTICLE XIV

         This Charter may be amended and the capital of this corporation may be increased or decreased in the method and manner provided by law and by vote of the holders of a majority of the stock.

                                   ARTICLE XV

         1. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative, including any action by or in the right of this corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another business, foreign or non-profit corporation, partnership, joint venture or other enterprise against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful; however, in case of actions by or in the right of the corporation:

                  (a) As to persons other than directors and officers, the aforesaid indemnity shall be limited to expenses, including attorneys' fees and amounts paid in settlement not exceeding, in the judgment of the board of directors, the estimated expense of litigating the action to conclusion, actually and reasonably incurred in connection with the defense or settlement of such action, but the board of directors is authorized in its discretion to pay or provide additional indemnity in particular cases; and

                  (b) As to directors and officers (including those serving as such for other entities at the request of the corporation) the aforesaid indemnity shall be limited as provided in Subparagraph (a) only if it would permit indemnification of an individual for the results of such individual's (i) willful or intentional misconduct, (ii) breach of duty of loyalty to the corporation or to the entity otherwise served by the individual, or (iii) engaging in a transaction from which the individual derived an improper personal benefit; and

                  (c) No indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable for willful or intentional misconduct in the performance of his duty to the corporation unless and only to the extent that the court shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, he is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.

The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

         2. To the extent that a director, officer, employee or agent has been successful on the merits or otherwise in defense of any such action, suit or proceeding, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses, including attorneys' fees, actually and reasonably incurred by him in connection therewith.

         3. Any indemnification under Paragraph 1 of this Article (excluding an advance of expenses as provided in Paragraph 4), unless ordered by the court shall be made by the corporation only as authorized in a specific case upon a determination that the applicable standard of conduct has been met. Such determination shall be made:

                  (a) By the board of directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding; or

                  (b) If such a quorum is not obtainable and the board of directors so directs, by independent legal counsel; or

                  (c)      By the shareholders.

         4. Subsequent to the institution of such an action, suit or proceeding;

                  (a) As to directors (including officers who are also directors), expenses actually and reasonably incurred in defending such an action, suit or proceeding shall be paid by the corporation in advance of the final disposition thereof, upon receipt of an undertaking by or on behalf of the director or former director incurring such expenses, to repay such amount if it shall be finally determined by a court of competent jurisdiction that he is not entitled to be indemnified by the corporation, as authorized in this Article; and

                  (b) As to persons other than directors, expenses actually and reasonably incurred in defending such an action, suit or proceeding may be paid by the corporation in advance of the final disposition thereof, if authorized by the board of directors, upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation, as authorized in this Article.

         5. The indemnification and advancement of expenses provided by or granted pursuant to this Article are subject to any validly applicable limitations of state or federal law, but they shall not be deemed exclusive of any other rights to which the person indemnified or obtaining advancement of expenses is entitled under any applicable law, by-law, agreement, authorization of shareholders or directors, regardless of whether directors authorizing such indemnification are beneficiaries thereof, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his heirs and legal representative; however, no such other indemnification measure shall permit indemnification of any person for the results of such person's willful or intentional misconduct.

         6. The corporation shall have full power to procure or maintain insurance or other similar arrangement, all as provided in Louisiana Revised Statutes 12:83 (F) & (G), as amended.

         7. An officer or director of the Company shall not be personally liable for monetary damages to the Company or its shareholders for the breach of his fiduciary duty as an officer or director, except as regards:

         (i) any breach of such director's or officer's duty of loyalty to the Company or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) liability under R.S. 12:92(D); or (iv) any transaction from which the officer or director derived an improper personal benefit.

         No amendment or repeal of this Section 7 shall adversely affect any elimination or limitation of liability of an officer or director under this Section with respect to conduct occurring prior to the time of such amendment or repeal.

                                   ARTICLE XVI

         1. The affirmative vote of ninety per cent (90%) of the voting power present at a shareholders meeting for which there is a quorum (as hereinafter defined) shall be required for the adoption, approval or authorization of a business combination (as hereinafter defined) with any other entity (as hereinafter defined) if, as of the record date for the determination of stockholders entitle to notice thereof and to vote thereon, such other entity is the beneficial owner, directly or indirectly, of more than ten per cent (10%) of the outstanding shares of stock of the corporation entitled to vote in elections of directors, considered for the purposes of this Article XVI as one class;
provided that such ninety per cent (90%) voting requirement shall not be applicable if:

         (a) The cash, or fair market value of other consideration, to be received per share by capital stockholders of the corporation in such business combination bears the same or a greater percentage relationship to the market price of the corporation's Common Stock immediately prior to the announcement of such business combination as the highest per share price (including brokerage commissions and/or soliciting dealers' fees) which such other entity has theretofore paid for any of the shares of the corporation's Common Stock already owned by it bears to the market price of the Common Stock of the corporation immediately prior to the commencement of acquisition of the corporation's Common Stock by such other entity;

         (b) The cash, or fair market value of other consideration, to be received per share by capital stockholders of the corporation in such business combination (i) is not less than the highest per share price (including brokerage commissions and/or soliciting dealers' fees) paid by such other entity in acquiring any of its holdings of the Corporation's Common Stock, and (ii) is not less than the earnings per share of Common Stock of the corporation for the four full consecutive fiscal quarters immediately preceding the record date for solicitation of votes on such business combination, multiplied by the then price/earnings multiple (if any) of such other entity as customarily computed and reported in the financial community;

         (c) After such other entity has acquired a ten per cent (10%) interest and prior to the consummation of such business combination: (i) such other entity shall have taken steps to ensure that the corporation's Board of Directors included at all times representation by continuing director(s) (as hereinafter defined) proportionate to the stockholdings of the corporation's public capital stockholders not affiliated with such other entity (with a continuing director to occupy any resulting fractional board position); (ii) there shall have been no reduction in the rate of dividends payable on the corporation's Common Stock except as may have been approved by a unanimous vote of the directors; (iii) such other entity shall not have acquired any newly issued shares of stock, directly or indirectly, from the corporation (except upon conversion of convertible securities acquired by it prior to obtaining a ten per cent (10%) interest or as a result of a pro rata stock dividend or stock split); and (iv) such other entity shall not have acquired any additional shares of the corporation's outstanding Common Stock or securities convertible into Common Stock except as a part of the transaction which results in such other entity acquiring its ten per cent (10%) interest;

         (d) Such other entity shall not have (i) received the benefit, directly or indirectly (except proportionately as a stockholder), of any loans, advances, guarantees, pledges or other financial assistance or tax credits provided by the corporation, or (ii) made any major change in the corporation's business or equity capital structure without the unanimous approval of the directors, in either case prior to the consummation of such business combination; and

         (e) A proxy statement responsive to the requirements of the Securities Exchange Act of 1934 shall be mailed to public stockholders of the corporation for the purpose of soliciting stockholder approval of such business combination and shall contain at the front thereof, in a prominent place, any recommendations as to the advisability (or inadvisability) of the business combination which the continuing directors, or any of them, may choose to state and, if deemed advisable by a majority of the continuing directors, an opinion of a reputable investment banking firm as to the fairness (or not) of the terms of such business combination, from the point of view of the remaining public stockholders of the corporation (such investment banking firm to be selected by a majority of the continuing directors and to be paid a reasonable fee for their services by the corporation upon receipt of such opinion).

         The provisions of this Article XVI shall also apply to a business combination with any other entity which at any time has been the beneficial owner, directly or indirectly, of more than ten per cent (10%) of the outstanding shares of stock of the corporation entitled to vote in elections of directors, considered for the purposes of this Article XVI as one class, notwithstanding the fact that such other entity has reduced its shareholdings below ten per cent (10%) if, as of the record date for the determination of stockholders entitled to notice of and to vote on the business combination, such other entity is an "affiliate" of the corporation (as hereinafter defined).

         2. As used in this Article XVI, (a) the term "other entity" shall include any corporation, person or other entity and any other entity with which it or its "affiliate" or "associate" (as defined below) has any agreement, arrangement or understanding, directly or indirectly, for the purpose of acquiring, holding, voting or disposing of stock of the corporation, or which is its "affiliate" or "associate" as those terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934 as in effect on January 1, 1984, together with the successors and assigns of such persons in any transaction or series of transactions not involving a public offering of the corporation's stock within the meaning of the Securities Act of 1933; (b) another entity shall be deemed to be the beneficial owner of any shares of stock of the corporation which the other entity (as defined above) has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise; (c) the outstanding shares of any class of stock of the corporation shall include shares deemed owned through application of clause (b) above but shall not include any other shares which may be issuable pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise; (d) the term "business combination" shall include any merger or consolidation of the corporation or its principal subsidiary with or into any other corporation, or the sale or lease of all or any substantial part of the assets of the corporation or its principal subsidiary to, or any sale or lease to the corporation or any subsidiary thereof in exchange for securities of the corporation or its principal subsidiary of any assets of any other entity; (e) the term "continuing director" shall mean a person who was a member of the Board of Directors of the corporation elected by the public stockholders prior to the time that such other entity acquired in excess of ten per cent (10%) of the stock of the corporation entitled to vote in elections of directors, or a person recommended to succeed a continuing director by a majority of continuing directors; (f) for purposes of the vote required by this Article XVI, the term "quorum" shall mean the presence, in person or by proxy, of the holders of ninety per cent (90%) of the total voting power of the corporation; and (g) for the purposes of subparagraphs l(a) and (b) of this
Article XVI the term "other consideration to be received" shall mean Common Stock of the corporation retained by its existing public stockholders in the event of a business combination with such other entity in which the corporation is the surviving corporation.

         3. A majority of the continuing directors shall have the power and duty to determine for the purposes of this Article XVI on the basis of information known to them whether (a) such other entity beneficially owns more than ten per cent (10%) of the outstanding shares of stock of the corporation entitled to vote in elections of directors, (b) an other entity is an "affiliate" or "associate" (as defined above) of another or (c) an other entity has an agreement, arrangement or understanding with another.

         4. No amendment to the Charter of the corporation shall amend, alter, change or repeal any of the provisions of this Article XVI, unless the amendment effecting such amendment, alteration, change or repeal shall receive the affirmative vote of ninety per cent (90%) of the total voting power present at a shareholders meeting for which there is a quorum (as defined above); provided that this paragraph 4 shall not apply to, and such ninety per cent (90%) vote shall not be required for, any amendment, alteration, change, or repeal unanimously recommended to the stockholders by the Board of Directors of the corporation if all of such directors are persons who would be eligible to serve as "continuing directors" within the meaning of paragraph 2 of this Article XVI.

         5. Nothing contained in this Article XVI shall be construed to relieve any other entity from any fiduciary obligation imposed by law.

                                  ARTICLE XVII

         Shareholders shall not have preemptive rights.

Exhibit 3.2
                                     BY-LAWS

                                       OF

                           WHITNEY HOLDING CORPORATION

Section 1.
----------
     Meetings of the Board of Directors of this corporation may be held by means of conference telephone or similar communications equipment.

Section 2.
----------
     A. Without limiting in any way the indemnification by the corporation of persons as provided in its charter and the existing applicable law, the corporation shall have authority to indemnify persons in accordance with Louisiana Revised Statutes 12:83 as it may from time to time become amended, supplemented or replaced.

     B. The corporation shall have authority to procure or maintain insurance or other similar arrangement in accordance with Louisiana Revised Statutes 12:83(F) and (G) as they may from time to time become amended, supplemented or replaced.

Section 3.
----------
     The Company may issue stock certificates signed by the Chief Executive Officer and Secretary of the Company. In addition to the Chief Executive Officer and Secretary of the Company, the President, any Vice President and any Assistant Secretary, respectively, of the Company may sign the Company's stock certificates. All stock certificates representing shares of the Company's stock, whether currently outstanding or that may be issued in the future, may bear facsimile signatures of the Company's Chief Executive Officer and Secretary, or other authorized officers, provided such certificates are or have been countersigned by a transfer agent or registrar other than the Company itself or an employee of the Company.

Section 4.
----------
     There shall be a standing committee of this Corporation, appointed by the Board, to be known as the Executive Committee, consisting of the Chairman of the Board, the President, and such other Directors as may be appointed from time to time, each to serve a 12 months' term, four (4) members of which shall constitute a quorum for the transaction of business. This committee shall have power to direct and transact all business of the Corporation, which properly might come before the Board of Directors, except such as the Board only, by law, is authorized to perform. The Executive Committee shall report its actions in writing at each regular meeting of the Board of Directors, which shall approve or disapprove the report and record such action in the minutes of the meeting.

     There shall be an Audit Committee of the Whitney Holding Corporation comprised of at least three members of the Board of Directors. No Audit Committee members shall be officers of the Whitney Holding Corporation or the Whitney National Bank. Committee members shall be appointed by the Chairman of the Board and shall be designated each year. In lieu of making the appointment of all the members of the Committee, the Chairman of the Board may designate one member of the Board as Chairman of the Audit Committee and authorize him to select not less than two other members of the Board to constitute the Committee.

     As a part of fulfilling their responsibilities, the Audit Committee shall have the authority to examine the affairs of the Whitney Holding Corporation and subsidiaries or shall cause such examination to be made of the Holding Corporation and subsidiaries by Audit Services. The audit schedule, which is the product of a formal risk analysis process, is approved by the Committee prior to the beginning of each calendar year. Audits are to be performed utilizing programs that are comprehensive and current, and it is expected that deficiencies are to be addressed timely by management.

     The Audit Committee shall report as is appropriate to the Board of Directors at least once in a six month period.

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