Form 10-K405
period 2000-12-31
WHITNEY HOLDING CORP
filed 2001-03-30
CIK 106926

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000        Commission file number 0-1026

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

             Yes    X      No
                  -----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates was approximately $939,847,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at March 1, 2001
            -----                                   ----------------------------
  Common Stock, no par value                                 26,248,248

  Documents Incorporated by Reference         Part of 10-K in which incorporated
  -----------------------------------         ----------------------------------
Proxy Statement for 2001 annual meeting                    Part III

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS
                                                                                                             Page
-----------------------------------------------------------------------------------------------------------------

PART I
     Item 1:      Business                                                                                      3
     Item 2:      Properties                                                                                    5
     Item 3:      Legal Proceedings                                                                             5
     Item 4:      Submission of Matters to a Vote of Security Holders                                           5
     Item 4a:     Executive Officers of the Registrant                                                          5


-----------------------------------------------------------------------------------------------------------------

PART II
     Item 5:      Market for the Registrant's Common Stock and Related Stockholder Matters                      6
     Item 6:      Selected Financial Data                                                                       7
     Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations         8
     Item 7a:     Quantitative and Qualitative Disclosure about Market Risk                                    28
     Item 8:      Financial Statements and Supplementary Data                                                  29
     Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         59


-----------------------------------------------------------------------------------------------------------------

PART III
     Item 10:     Directors and Executive Officers of the Registrant                                           59
     Item 11:     Executive Compensation                                                                       62
     Item 12:     Security Ownership of Certain Beneficial Owners and Management                               62
     Item 13:     Certain Relationships and Related Transactions                                               62


-----------------------------------------------------------------------------------------------------------------

PART IV
     Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K                              62

     Signatures                                                                                                65

                               Page 2 of 72 Pages

                                     PART I

Item 1:  BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

          Whitney Holding Corporation (the Company) is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956 (BHCA). The Company began operations in 1962 as the parent of Whitney National Bank, which has been in continuous operation in the greater New Orleans area since 1883. Beginning in 1995 and continuing through 1997, the Company operated as a multi-bank holding company, having established Whitney Bank of Alabama in 1995, Whitney National Bank of Florida in 1996 and Whitney National Bank of Mississippi in 1997 in connection with business acquisitions. In early January 1998, the Company took advantage of changes in interstate banking laws to merge all of its then existing banking operations into Whitney National Bank.

          In 1998 and again in 2000, the Company made additional acquisitions of banking operations, including its entry into the Houston, Texas market with the purchase of Bank of Houston in February 2000. As of December 31, 2000, all of these operations had been merged into Whitney National Bank, with the exception of First National Bank of Gonzales, which was acquired late in 2000 in connection with the purchase of First Ascension Bancorp, Inc. First National Bank of Gonzales, located in Ascension Parish, Louisiana, was merged into Whitney National Bank upon completion of a systems conversion on February 9, 2001. Throughout this annual report, references to the "Bank" will cover all former subsidiary banks as well as the two active subsidiaries as of December 31, 2000.

          In January 2001, the Company completed a share exchange with American Bank and a merger with Prattville Financial Services Corporation, whose principal subsidiary is Bank of Prattville. American Bank operated in the Houston, Texas area, and Bank of Prattville operates in the metropolitan area of Montgomery, Alabama. The Company merged American Bank into Whitney National Bank on March 9, 2001 and expects to merge Bank of Prattville into Whitney National Bank during the first half of 2001 upon completion of a systems conversion.

          The Company also owns Whitney Community Development Corporation, which is authorized to make equity and debt investments in corporations or projects whose activities promote community welfare. Such activities could include providing housing, services or jobs for residents of low-income areas and supporting small businesses that service low-income areas. In the third quarter of 1999, the Bank formed Whitney Securities, L.L.C., a wholly owned subsidiary that began operations as a broker-dealer in securities on March 1, 2000.

NATURE OF BUSINESS AND MARKETS

          The Company, through the Bank, engages in community banking in its market area which covers the five-state Gulf Coast region stretching from Houston, Texas, across southern Louisiana and the coastal region of Mississippi, to central and south Alabama, and into the western panhandle of Florida. The Bank serves both commercial and retail customers, offering a variety of transaction and savings deposit products and cash management services, secured and unsecured loan products, including revolving credit facilities, and commercial transaction financing. The Bank also provides trust and investment management services to retirement benefit plans, corporations and individuals, and, through Whitney Securities, L.L.C., offers investment brokerage services. In addition, the Bank maintains a foreign branch on Grand Cayman in the British West Indies.

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

COMPETITION

          There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Bank. Within its market, the Bank competes directly with major banking

                               Page 3 of 72 Pages
institutions of comparable or larger size and resources, as well as with various other smaller banking organizations. The Bank also has numerous local and national "non-bank" competitors, including savings and loans, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and registered investment companies.

          Recent legislative efforts to modernize the financial services industry, as discussed in the following section on industry regulation, may lead to changes in the organizational structure of and scope of services provided by certain of the Company's competitors. As these changes occur, management will evaluate whether they create competitive advantages and develop appropriate responses.

          The growth of electronic communication and commerce over the Internet influences the Company's competitive environment in several ways. New entities have been formed which deliver financial services and access to financial products and transactions exclusively through the Internet. New Internet-based services are being and have been developed which are designed to enhance the value of traditional financial products. The Internet will also make it easier for consumers to obtain comparative information on financial products and, over time, could lead to changes in consumer preferences for financial products.

          During 2000, the Company opened a website to provide information about the Company and market the Bank's products and services. The Company also introduced certain online banking services and plans to add new features in 2001. As management continues to monitor and evaluate the competitive challenges posed by the growing use of the Internet, it will develop responses appropriate in light of its overall market strategy.

          Over the last decade, there has been significant consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. Most recently, consolidation has been driven by general competitive pressures. All of the Bank's major direct banking competitors have been relatively active in expansion through acquisition. Since January 1994 the Company has acquired 15 separate banking operations involving approximately $2.3 billion of assets, including the American Bank and Bank of Prattville transactions in early 2001. Although the Company will continue to evaluate acquisition opportunities across its market area, it is focusing on opportunities in the Houston, Texas market. This is consistent with the Company's stated goal of growing its Houston area operations to at least $1 billion in assets over the next several years from the current level of under $500 million. The overall trend toward industry consolidation, while slowing, is expected to continue in the near term.

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

          The banking industry is extensively regulated under both federal and state law. The regulation and ongoing supervision of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, and not for the protection of the holding company's shareholders and creditors.

          The Company is subject to regulation under the BHCA and to supervision by the Board of Governors of the Federal Reserve System (FRB). Bank holding companies must seek the FRB's approval for all bank acquisitions and must limit their activities to those permitted under the BHCA, including the modifications to the BHCA brought about by the enactment of the Gramm-Leach-Bliley Act (GLB) of 1999. GLB attempts in many ways to modernize the framework of the U.S. financial services industry. Among other provisions, it allows for the creation of a financial holding company that is authorized to engage in underwriting and selling insurance and securities, to conduct both commercial and merchant banking, to invest in and develop real estate and other complementary activities. The Company currently has no plans to apply for a financial holding company charter.

          The Office of the Comptroller of the Currency (OCC) is the Bank's primary regulator and provides ongoing supervision through regular examinations and other means. Prior to their mergers with Whitney National Bank, American Bank and Bank of Prattville will continue to be regulated and supervised by their respective state banking departments and by the FDIC.

          Bank supervision focuses on evaluating management's ability to identify, assess and control risk in all areas of bank operations in a safe and sound manner. Regulators have a wide range of enforcement actions available to deal with

                               Page 4 of 72 Pages
institutions with unacceptable levels of risk. These actions could have a material impact on a bank's financial results and could impose additional limits on a bank's ability to pay dividends to its holding company. Regulators are also charged with monitoring compliance with other laws and regulations, such as those designed to encourage banks to meet the needs of all segments of their service areas. Regulatory agencies consider compliance ratings when deciding, for example, whether to approve an acquisition by the bank or its holding company.

          The monetary and fiscal policies of the FRB also have a significant impact on the banking industry. In its effort to restrain inflationary growth or moderate recessions, the FRB uses various tools to influence the money supply and interest rates. These actions attempt to regulate the availability of bank credit and affect asset yields and cost of funds.

EMPLOYEES

          At the end of 2000, the Company and the Bank employed a total of 2,280 employees. The Company and its subsidiaries provide a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

Item 2:  PROPERTIES

          The Company owns no real estate in its own name. The Company's executive offices are located in downtown New Orleans in Whitney National Bank's main office, which the bank owns. A portion of these facilities, as well as portions of certain other facilities in Louisiana and Mississippi, are available for lease to third parties, although such incidental leasing activity is not material to the Company's overall operations. The Bank owns outright approximately 75% of its 120 active banking facilities. The remaining branch facilities are subject to leases, each of which management considers to be reasonable and appropriate to its location. American Bank and Bank of Prattville operate 8 additional facilities, half of which are owned. Management ensures that all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. As a result of this process, the Bank closed five transactions involving its facilities during 2000. The net gain recognized on disposals of surplus banking property is shown in Table 14 in Item 7.

          The Bank holds a variety of property interests acquired through the years in settlement of loans. Reference is made to Note 7 to the financial statements included in Item 8 for further information regarding such property interests as of December 31, 2000.

Item 3:  LEGAL PROCEEDINGS

          There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 4a: EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to Item 10 of this Form 10-K, page 59.

                               Page 5 of 72 Pages

                                     PART II

Item 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         a) The Company's stock is traded over-the-counter on The Nasdaq Stock Market and is reported under the symbol WTNY. The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K and located on page 58 shows the range of closing prices of the Company's stock for each calendar quarter of 2000 and 1999 as reported on The Nasdaq Stock Market, and is incorporated by reference herein.

         b) The approximate number of shareholders of record of the Company, as of March 1, 2001, was as follows:

                  Title of Class                     Shareholders of Record
            --------------------------               ----------------------
            Common Stock, no par value                       6,035

         c) Dividends declared by the Company are discussed in the Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K and located on page 58, which is incorporated by reference herein.

                               Page 6 of 72 Pages

Item 6:  SELECTED FINANCIAL DATA
                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                                              Years Ended December 31
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                    2000         1999         1998         1997        1996
-------------------------------------------------------------------------------------------------------------------------
YEAR-END BALANCE SHEET DATA
  Total assets                                             $6,242,076   $5,454,388   $5,211,919   $4,787,447  $4,675,250
  Earning assets                                            5,693,731    4,983,601    4,762,169    4,359,432   4,233,584
  Loans                                                     4,301,282    3,673,047    3,270,581    2,864,664   2,484,495
  Investment in securities                                  1,381,685    1,291,863    1,340,078    1,470,967   1,668,000
  Deposits                                                  4,960,177    4,309,398    4,256,662    3,935,871   3,672,438
  Shareholders' equity                                        622,960      557,103      560,961      525,136     482,992
-------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                             $5,849,378   $5,243,473   $4,857,088   $4,630,995  $4,438,672
  Earning assets                                            5,367,416    4,793,793    4,429,631    4,229,210   4,043,543
  Loans                                                     3,957,640    3,377,691    2,972,664    2,609,275   2,174,400
  Investment in securities                                  1,390,699    1,363,456    1,301,163    1,569,143   1,798,811
  Deposits                                                  4,555,854    4,206,688    3,930,221    3,679,832   3,569,118
  Shareholders' equity                                        581,615      560,261      548,806      503,325     465,347
-------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                            $417,687     $349,813     $336,113     $323,571    $301,586
  Interest expense                                            170,574      124,065      122,981      122,245     117,368
  Net interest income                                         247,113      225,748      213,132      201,326     184,218
  Net interest income (TE)                                    252,755      231,485      217,858      206,220     189,075
  Provision for possible loan losses                           10,000        6,000           73       (2,120)     (3,626)
  Non-interest income (excluding securities transactions)      71,625       66,579       58,438       52,827      43,570
  Securities transactions                                           -            -          839           12           2
  Non-interest expense (excluding merger-related)             207,801      194,079      188,350      166,848     156,469
  Merger-related expenses                                       1,102            -        6,149        3,397       4,226
  Net income                                                   67,028       62,420       52,679       57,178      47,811
  Net income, before tax-effected merger-related expenses      67,744       62,420       57,237       59,705      51,230
-------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                       1.15%        1.19%        1.08%        1.23%       1.08%
  Return on average assets before
       tax-effected merger-related expenses                      1.16         1.19         1.18         1.29        1.15
  Return on average shareholders' equity                        11.52        11.14         9.60        11.36       10.27
  Return on average shareholders' equity before
       tax-effected merger-related expenses                     11.65        11.14        10.43        11.86       11.01
  Net interest margin                                            4.71         4.83         4.92         4.88        4.68
  Average loans to average deposits                             86.87        80.29        75.64        70.91       60.92
  Efficiency ratio, before merger-related expenses              64.06        65.11        68.17        64.41       67.26
  Reserve for possible loan losses to loans                      1.30         1.21         1.23         1.55        1.77
  Non-performing assets to loans plus foreclosed and
       surplus property                                           .58          .46          .49          .51         .69
  Average shareholders' equity to average assets                 9.94        10.68        11.30        10.87       10.48
  Shareholders' equity to total assets                           9.98        10.21        10.76        10.97       10.33
  Leverage ratio                                                 8.85         9.99        10.39        10.83       10.60
  Tier 1 capital ratio                                          11.29        12.75        13.81        15.27       15.39
  Total capital ratio                                           12.47        13.83        14.87        16.49       16.64
-------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
      Basic                                                     $2.94        $2.71        $2.26        $2.48       $2.10
      Basic, before tax-effected merger-related expenses         2.97         2.71         2.46         2.59        2.25
      Diluted                                                    2.94         2.70         2.24         2.46        2.09
      Diluted, before tax-effected merger-related expenses       2.97         2.70         2.44         2.57        2.24
  Dividends
      Cash dividends per share                                  $1.44        $1.32        $1.20        $1.12        $.97
      Dividend payout ratio                                     49.04%       48.50%       52.57%       42.63%      40.54%
  Book Value Per Share
      Book value                                               $26.68       $24.68       $23.98       $22.72      $21.14
      Tangible book value                                       22.95        23.20        22.39        21.89       20.20
  Trading Data
      High stock price                                         $41.69       $41.75       $63.38       $59.75      $35.88
      Low stock price                                           31.50        32.19        35.75        34.75       29.50
      Closing stock price                                       36.31        37.06        37.50        57.00       35.38
      Trading volume                                        7,044,391    9,370,446    6,574,200    5,582,668   4,514,528
  Average Shares Outstanding
      Basic                                                22,775,529   23,013,671   23,283,458   23,025,173  22,729,851
      Diluted                                              22,837,339   23,091,105   23,499,643   23,236,174  22,897,208
-------------------------------------------------------------------------------------------------------------------------

                               Page 7 of 72 Pages

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the Company) and its subsidiaries and on their results of operations during 2000, 1999 and 1998. Virtually all of the Company's operations are contained in its banking subsidiaries, Whitney National Bank and First National Bank of Gonzales. Throughout this discussion, references to the "Bank" will encompass both of these subsidiaries. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report, particularly the consolidated financial statements and related notes in Item 8. Certain financial information in prior years has been reclassified to conform to the current year's presentation.

OVERVIEW
          The Company made two business acquisitions in 2000 and four in 1998 as detailed in Note 3, and the Company incurred conversion and other merger expenses related to the acquisitions in each of these years. Table 1 compares net income, earnings per share, return on average assets and return on average shareholders' equity for 2000, 1999 and 1998, showing the effect of these merger-related expenses.

TABLE 1.  EFFECTS OF MERGER-RELATED EXPENSES                                                 Years Ended December 31
-------------------------------------------------------------------------------------------------------------------------
(dollars in millions, except per share data)                                              2000         1999         1998
-------------------------------------------------------------------------------------------------------------------------
Earnings, before tax-effected merger-related expenses                                    $67.7        $62.4        $57.2
Tax-effected merger-related expenses                                                       (.7)           -         (4.5)
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $67.0        $62.4        $52.7
-------------------------------------------------------------------------------------------------------------------------
Basic earnings per share, before tax-effected merger-related expenses                    $2.97        $2.71        $2.46
Effect of tax-effected merger-related expenses                                            (.03)           -         (.20)
-------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                 $2.94        $2.71        $2.26
-------------------------------------------------------------------------------------------------------------------------
Return on average assets, before tax-effected merger-related expenses                     1.16%        1.19%        1.18%
Effect of tax-effected merger-related expenses                                            (.01)           -         (.10)
-------------------------------------------------------------------------------------------------------------------------
Return on average assets                                                                  1.15%        1.19%        1.08%
-------------------------------------------------------------------------------------------------------------------------
Return on average shareholders' equity, before tax-effected merger-related
expenses                                                                                 11.65%       11.14%       10.43%
Effect of tax-effected merger-related expenses                                            (.13)           -         (.83)
-------------------------------------------------------------------------------------------------------------------------
Return on average shareholders' equity                                                   11.52%       11.14%        9.60%
-------------------------------------------------------------------------------------------------------------------------

         The Company earned $2.97 per share, or $67.7 million, for 2000, excluding tax-effected merger-related expenses. This is a 10% increase over the $2.71 per share, or $62.4 million, earned for 1999. The key components of 2000's earnings performance follow:

o Net interest income, on a taxable-equivalent (TE) basis, increased 9%, or $21.3 million, from 1999 to 2000, as strong loan growth of 17% continued to favorably impact the mix of earning assets. The net interest margin remained at a healthy 4.71% compared to 4.83% in 1999, with the limited margin compression mainly reflecting a greater use of higher-cost sources of funds to support earning asset growth.
o Non-interest income grew 8%, or $5.0 million. Investment service income showed the positive effects of the first full year of operations for Whitney Securities, the Company's broker-dealer unit. Fees from merchant processing and credit and debit card activity benefited from increased transaction volumes and strategic adjustments to service fee schedules. Trust income rose 8% on a growing customer base despite the poor performance of the financial markets in 2000 compared to recent years. The higher rate environment in 2000 restrained non-interest income growth from secondary mortgage market operations and from service charges on commercial deposit accounts.


                               Page 8 of 72 Pages

o Non-interest expense, excluding merger-related expenses, increased 7%,or $13.7 million, between 1999 and 2000, with much of this increase attributable to operations of banks acquired in 2000, including purchased intangibles amortization of $2.5 million. Excluding these operations, non-interest expense increased less than 3% in 2000. Expense control efforts again had a favorable impact on the growth rate of several major expense categories.
o The Company provided $10 million for possible loan losses in 2000 compared to $6 million in 1999. A moderate increase in the risk profile of the loan portfolio, coupled with sustained loan growth, were the major factors behind the increased provision in 2000.

          Per share earnings of $2.71 in 1999 were 10% higher than the $2.46 per share earned in 1998 before tax-effected merger-related expenses. Net income of $62.4 million in 1999 was $5.2 million above the $57.2 million earned before merger expenses in 1998. Growth in net interest income (TE) of 6%, or $13.6 million, reflected a 14% increase in loans, a stable mix of funding sources and effective management of the cost of funds. Non-interest income grew 12%, or $7.3 million, as a growing customer base and a healthy market area economy led to improvements in several major income categories. Excluding merger-related expenses, non-interest expense increased at a slower rate, rising 3%, or $5.7 million, between 1998 and 1999. Expense control programs begun in late 1998 favorably impacted several major expense categories in 1999 and the Company took steps to address the causes of some unexpectedly high expenses in the earlier year. Higher overall risk profiles and loan growth prompted the return to provisions for possible loan losses in 1999.

FORWARD-LOOKING STATEMENTS

          Certain statements in this annual report may be regarded as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, made in good faith by the Company, are based on a number of assumptions about the future. Some of the more important assumptions include (i) expectations about overall economic strength and the performance of the economies in the Company's market area, (ii) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,
(iii) reliance on existing or anticipated changes in laws and regulations affecting the activities of the banking industry and other financial service providers, and (iv) expectations regarding the nature and level of competition, changes in consumer behavior and preferences, and the Company's ability to execute its plans to respond effectively.

          Because it is uncertain whether future conditions and events will confirm the Company's assumptions, there is a risk that the Company's future results will differ materially from what is stated in or implied by such forward-looking statements. The Company cautions the reader to consider this risk.

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

          Average loans grew 17%, or $580 million, in 2000 compared to an increase in 1999 of 14%, or $405 million. Table 2, which is based on regulatory collateral codes, shows the Company has experienced significant loan growth in all major categories.

TABLE 2.  LOANS OUTSTANDING BY TYPE
---------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      2000           1999          1998           1997          1996
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans          $1,710,071     $1,466,018    $1,299,243     $1,202,904    $1,039,873
Real estate loans - commercial and other               1,403,808      1,213,465     1,036,547        818,213       698,054
Real estate loans - retail mortgage                      860,826        700,311       640,214        548,771       468,439
Loans to individuals                                     326,526        292,680       292,336        288,810       265,851
Lease financing                                               51            573         2,241          5,966        12,278
---------------------------------------------------------------------------------------------------------------------------
     Total loans                                      $4,301,282     $3,673,047    $3,270,581     $2,864,664    $2,484,495
---------------------------------------------------------------------------------------------------------------------------

          Commercial loans, including those secured by real property, increased $434 million, or 16%, between year-end 1999 and 2000. As can be seen in Table 2, commercial real estate lending, which encompasses loans secured by

                               Page 9 of 72 Pages
properties used in commercial or industrial operations, supplied $190 million of this overall increase, growing 16% in 2000 after posting 17% growth in 1999. The growth in 2000 and recent years has come from a variety of sources, including apartment and condominium projects largely in the eastern Gulf Coast region, and retail, small office and industrial and commercial facilities throughout the Company's market area. For 2000, the acquired bank operations in Texas and Louisiana contributed $44 million in commercial real estate loans. As anticipated, hotel loans were stable during 2000 after growing rapidly in previous years with new construction spurred by a strong convention and tourism industry in the New Orleans metropolitan area. Hotel loans were approximately 11% of total commercial real estate loans at year-end 2000 compared to 13% at the end of 1999. Although the Company's market area economies remain healthy, the overall rate of growth for commercial property loans is likely to moderate in 2001. This reflects both some slowdown in the pace of new project development and a move to permanent financing not always provided by the Bank as completed projects demonstrate performance and developers take advantage of the improving rate environment.

          Commercial loans other than those secured by real property increased $244 million, or 17%, in 2000. This followed a 13% increase in 1999. This growth has been well-diversified and is reflective of both the economic fundamentals of the Company's market area and the Company's ability to develop its customer base in the newer parts of its market area and take advantage of competitive circumstances to attract new business in its established markets. Areas of growth during 2000 included loans to the maritime industry, professional service organizations, and educational and other non-profit organizations, among others. During the last two years, the Company has also significantly increased its lending to individuals for investment in new or expanded business opportunities, although such loans, which are generally secured by collateral other than real estate, represent less than 3% of the portfolio. Loans to retailers expanded in 2000, while loans to manufacturers and wholesalers were stable after declining in 1999 partly as a result of out-of-market acquisitions of local companies. Commercial loans with customers of acquired bank operations totaled approximately $44 million at year-end 2000.

          Loans to customers related to the oil and gas industry increased $30 million in 2000 after a $68 million increase in 1999, primarily to companies involved in production support and services. Improved underlying commodity prices have helped sustain active production levels. The strength in commodity prices has not yet translated into significant new production activity because of longer development cycles. The level of activity in this industry continues to have an important impact on the economies of certain portions of the Company's market areas, particularly southern Louisiana and, more recently, Houston. At December 31, 2000, outstanding loans to oil and gas industry customers totaled $280 million, or approximately 7% of total loans.

          Retail loans, including both retail mortgage loans and other loans to individuals, increased $194 million, or 20%, between 1999 and 2000. The major portion of this growth was in the retail mortgage loan category that increased $160 million, or 23%, in 2000. Growth in the origination of adjustable-rate mortgage loan products held in the portfolio, particularly as market rates rose in the second half of 1999 and into 2000, was a major factor behind this increase. Late in 2000, the Company shifted to selling substantially all retail mortgage loan originations in the secondary market and is evaluating the possibility of selling a portion of the adjustable-rate portfolio during 2001. In 2000, the Company also continued to aggressively promote its fixed-term home equity loan product. This product offers customers the opportunity to leverage rising home values and equity to obtain tax-advantaged consumer financing. Loans to individuals include various consumer installment and credit line loan products other than retail mortgage loan products. The growth in 2000 resulted mainly from loans with customers of acquired bank operations. The Company's exit from one segment of this market in 1999 and consumer preference for tax-advantaged home equity financing continued to impede growth in this category during 2000. The customer-focused retail sales training program conducted company-wide in 1998 produced enhanced sales efforts that supported the overall growth in retail loans in 1999 and 2000.

                              Page 10 of 72 Pages

          Table 3 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Approximately 83% of the value of loans with a maturity greater than one year bears a fixed rate of interest.

TABLE 3.  LOAN MATURITIES BY TYPE
---------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                One year      One through       More than
(dollars in thousands)                                           or less       five years      five years            Total
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans                  $1,119,610         $516,049        $ 74,412       $1,710,071
Real estate loans- commercial and other                          355,922          789,095         258,791        1,403,808
Real estate loans - retail mortgage                               47,279          282,299         531,248          860,826
Loans to individuals                                             184,101          117,343          25,082          326,526
Lease financing receivables                                           51                -               -               51
---------------------------------------------------------------------------------------------------------------------------
   Total                                                      $1,706,963       $1,704,786        $889,533       $4,301,282
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

          In making its evaluation and establishing a reserve level that it believes is adequate to absorb potential losses in the portfolio, management considers various sources of information. Some of the more important sources include analyses prepared on specific loans reviewed for impairment, statistics on balances of loans assigned to internal risk rating categories by loan officers and the Company's independent credit review function, reports on the composition and repayment performance of consumer and other loan portfolios not subject to individual risk ratings, and factors developed through ongoing migration analysis of historical loss experience. In addition to this more objective and quantitative information, management's evaluation must take into consideration its assessment of general economic conditions and how current conditions affect specific segments of borrowers. In addition, management must come to a judgment regarding the level of inaccuracy inherent in the loss reserve estimation process. A formal reserve analysis is prepared at least quarterly that summarizes the results of the evaluation process and helps ensure a consistent process over time.

                              Page 11 of 72 Pages

          At December 31, 2000, the reserve for possible loan losses was $55.8 million or 1.30% of total loans, compared to $44.5 million, or 1.21% of total loans in 1999. Table 4 shows the activity in the reserve for possible loan losses over the past five years. The allocation of the reserve is included in Table 5.

TABLE 4.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                          2000         1999         1998         1997         1996
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                 $44,466      $40,282      $44,543      $44,030      $45,309
Reserves acquired in bank purchase                             2,388            -            -            -            -
Provision for possible loan losses
   charged (credited) to operations                           10,000        6,000           73       (2,120)      (3,626)
Loans charged to the reserve
   Commercial, financial and agricultural                      3,717        5,533        6,100        5,174        4,981
   Real estate (primarily commercial)                          1,487        1,273          519          462          185
   Loans to individuals                                        2,331        2,412        5,423        2,474        1,662
   Lease financing                                                32           93          588        1,085        1,849
-------------------------------------------------------------------------------------------------------------------------
      Total                                                    7,567        9,311       12,630        9,195        8,677
-------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off
   Commercial, financial and agricultural                      2,617        4,236        3,999        6,290        3,868
   Real estate (primarily commercial)                          2,400        1,256        2,699        3,442        5,481
   Loans to individuals                                        1,477        2,003        1,597        2,096        1,652
   Lease financing                                                 -            -            1            -           23
-------------------------------------------------------------------------------------------------------------------------
      Total                                                    6,494        7,495        8,296       11,828       11,024
-------------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                  (1,073)      (1,816)      (4,334)       2,633        2,347
-------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                       $55,781      $44,466      $40,282      $44,543      $44,030
-------------------------------------------------------------------------------------------------------------------------
Ratios
     Net charge-offs (recoveries) to average loans               .03%         .05%         .15%        (.10)%       (.11)%
     Gross charge-offs to average loans                          .19          .28          .42          .35          .40
     Recoveries to gross charge-offs                           85.82        80.50        65.68       128.64       127.05
     Reserve for possible loan losses to loans at end
      of year                                                   1.30         1.21         1.23         1.55         1.77
-------------------------------------------------------------------------------------------------------------------------

          During 1999 and again in 2000, the Company's credit risk profile increased moderately, particularly with respect to non-real estate secured commercial loans, but remained well within acceptable limits and compared favorably to industry statistics and historical experience. The rising risk profile is evident in the increases in non-performing loans and loans internally classified has having above normal credit risk as discussed below. This coupled with sustained loan growth were the major factors behind the increase in the reserve level in both 2000 and 1999. As would be expected, the percentage of the reserve allocated to commercial loans also increased over this period. The increasing credit risk profile has not yet been reflected in higher charge-offs and the uncertainty of management's evaluation of its ultimate impact on future charge-offs is considered in the unallocated reserve at year-end 2000. Actual net charge-offs have been relatively stable over the last three years, ignoring the $2.7 million charge-off of student loans in 1998 related to the settlement of a claim by the U. S. Department of Education.

                              Page 12 of 72 Pages

TABLE 5.  ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------------
                                                                     December 31
-------------------------------------------------------------------------------------------------------------------------
                                      2000               1999              1998               1997              1996
-------------------------------------------------------------------------------------------------------------------------
                               Reserve    Loans   Reserve    Loans  Reserve    Loans   Reserve    Loans   Reserve   Loans
-------------------------------------------------------------------------------------------------------------------------
Commercial, financial and
   agricultural                  49.7%    39.8%     48.4%    39.9%    39.7%    39.7%     41.5%    41.9%    42.0%    41.8%
Real estate - commercial
   and other                     26.9     32.6      28.4     33.0     31.6     31.7      28.3     28.6     26.7     28.1
Real estate - retail
   mortgage                      11.3     20.0      14.9     19.1     20.4     19.6      16.4     19.2     14.8     18.9
Loans to individuals              7.6      7.6       8.0      7.9      7.9      8.9       9.0     10.1      6.9     10.7
Lease financing                     -        -        .1       .1       .1       .1        .7       .2      2.4       .5
Unallocated                       4.5        -        .2        -       .3        -       4.1        -      7.2        -
-------------------------------------------------------------------------------------------------------------------------
Total                           100.0%   100.0%    100.0%   100.0%   100.0%   100.0%    100.0%   100.0%   100.0%   100.0%
-------------------------------------------------------------------------------------------------------------------------

          Non-performing assets consist of non-performing loans, foreclosed assets and surplus banking property. Table 6 provides information on non-performing assets for each year in the five-year period ended December 31, 2000. The $8 million increase in non-performing assets in 2000 to $25 million at year-end 2000 followed smaller increases in 1999 and 1998 from the low point in recent years of approximately $15 million at the end of 1997. The increase in 2000 came from a few large commercial customer relationships in unrelated industries that were placed on non-accrual status. Non-performing assets as a percent of loans plus foreclosed assets and surplus property increased to .58% at the end of 2000 from .46% at the end of 1999 and .49% in 1998. With continued loan growth and considering the rise in internally classified assets discussed below, total non-performing assets may continue to increase in the future.

TABLE 6.  NON-PERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------------
                                                                            December 31
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                  2000           1999          1998          1997          1996
----------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis           $23,579        $13,601       $11,497       $ 9,335       $ 9,383
Restructured loans                                       465          1,634         2,660         2,342         3,029
----------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                         24,044         15,235        14,157        11,677        12,412
Foreclosed assets and surplus property                   952          1,831         2,004         3,048         4,835
----------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                       $24,996        $17,066       $16,161       $14,725       $17,247
----------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                 $3,622         $2,617        $3,765        $2,142        $3,149
----------------------------------------------------------------------------------------------------------------------
Ratios
     Non-performing assets to loans plus
        foreclosed assets and surplus property           .58%           .46%          .49%          .51%          .69%
     Reserve for possible loan losses to
        non-performing loans                          232.00         291.87        284.54        381.46        354.74
     Loans 90 days past due still accruing to loans      .08            .07           .12           .07           .13
----------------------------------------------------------------------------------------------------------------------

          At December 31, 2000, loans internally classified as having above normal credit risk represented approximately 6% of total loans. This was up from approximately 5% at December 31, 1999. The December 31, 2000 total of $261 million was $65 million above year-end 1999's total. The increase during 2000 came mainly from several unrelated loans that were classified as warranting special attention because of risk characteristics that indicate potential weaknesses. This classification category was up $42 million from year-end 1999 to a total of $146 million at the end of 2000. Loans classified as having well-defined weaknesses that, if not corrected, would likely result in some loss increased $14 million

                              Page 13 of 72 Pages
to a total of $99 million. Loans for which full repayment is doubtful also increased, by $9 million, to a total of $17 million at year-end 2000. This increase largely mirrors the increase in non-performing loans mentioned above.

INVESTMENT IN SECURITIES

         Total investment in securities was $1.38 billion at December 31, 2000, compared to $1.29 billion at year-end 1999. The average total investment portfolio was $1.39 billion in 2000, compared to $1.36 billion in 1999, an increase of $27 million. Between these same periods, average federal funds sold and other short-term investments decreased $34 million.

         The weighted-average taxable-equivalent portfolio yield was 6.30% at December 31, 2000, an increase of 11 basis points from 6.19% at December 31, 1999, reflecting mainly higher repricing opportunities in 2000 and a shift in the portfolio mix. Substantially all of the securities in the investment portfolio bear fixed interest rates.

         Information about the contractual maturity structure of investment securities at December 31, 2000 is shown in Table 7. The weighted-average contractual maturity of the overall securities portfolio was 42 months at December 31, 2000, compared to 50 months at year-end 1999. The carrying value of securities with explicit call options totaled $379 million at year-end 2000. These call options and the projected principal reductions and prepayments on mortgage-backed securities are not reflected in Table 7.

TABLE 7.  DISTRIBUTION OF INVESTMENT MATURITIES
-------------------------------------------------------------------------------------------------------------------------
                                                   December 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                   Over one through Over five through
(dollars in thousands)        One year and less       five years        ten years       Over ten years         Total
-------------------------------------------------------------------------------------------------------------------------
                               Amount     Yield   Amount      Yield    Amount   Yield   Amount     Yield   Amount    Yield
-------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities      $ 4,999     5.31% $ 32,606      6.71%  $     -      -%  $     -         -% $ 37,605    6.51%
U.S. agency securities         46,993     6.50   228,229      6.49     1,755   8.01     3,714      7.08   280,691    6.51
Mortgage-backed
  securities(a)                 2,527     5.59    39,499      7.14    52,444   6.21    28,934      6.69   123,404    6.61
Obligations of states and
  political subdivisions(b)         -        -         -         -       140   8.00         -         -       140    8.00
Other corporate securities (c)      -        -         -         -         -      -    14,918         -    14,918       -
-------------------------------------------------------------------------------------------------------------------------
    Total                     $54,519     6.35% $300,334      6.60% $ 54,339   6.27% $ 47,566      6.73% $456,758    6.54%
-------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities      $44,978     6.21% $ 31,504      5.65% $      -      -% $      -        - % $ 76,482    5.98%
U.S. agency securities         10,000     5.61   277,024      5.65    37,468   5.78         -        -    324,492    5.67
Mortgage-backed
  securities(a)                13,286     6.41   109,998      6.43   133,930   5.90    84,670      6.49   341,884    6.24
Obligations of states and
  political subdivisions (b)   15,801     7.96    51,196      7.14    66,445   6.95    39,227      7.02   172,669    7.12
Federal Reserve stock and
  other corporate securities (c)    -        -         -         -         -      -     9,400         -     9,400       -
-------------------------------------------------------------------------------------------------------------------------
    Total                     $84,065     6.50% $469,722      6.00% $237,843   6.17% $133,297      6.66% $924,927    6.18%
-------------------------------------------------------------------------------------------------------------------------
(a) Distributed by contractual maturity without regard to repayment schedules or projected prepayments.
(b) Tax exempt yields are expressed on a fully taxable equivalent basis.
(c) These securities have no stated maturities or guaranteed dividends.

         During 1999 and continuing into 2000, the Company began building its investment in securities classified as available for sale, primarily as a means to increase liquidity management flexibility. Such securities constituted 33% of the total investment portfolio at the end of 2000, compared to 16% at the end of 1999. These securities are reported at estimated fair market value in the consolidated balance sheets. The net unrealized gain on available for sale securities was $3.4 million at year-end 2000. At the end of 1999, there had been a net unrealized loss of $4.8 million. These unrealized gains and losses are recognized net of tax in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity. As discussed in Note 4, effective January 1, 2001, the Company reclassified securities with a carrying value of $528 million, and an unrealized loss of $6.4 million,

                              Page 14 of 72 Pages
as available for sale in connection with the adoption of SFAS No. 133. These securities had previously been classified as held to maturity. The unrealized loss will be reported net of tax with comprehensive income in the first quarter of 2001. The Company continued to classify most of its securities from states and political subdivisions as held to maturity. Shorter duration U. S. Treasury and agency securities were also retained in the held-to-maturity portfolio.

         The Bank does not normally maintain a trading portfolio. Occasionally, immaterial amounts of trading account securities are held for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

         At December 31, 2000, the Bank held no investment in securities of a single issuer, other than securities issued or guaranteed by the U. S. government or its agencies, that exceeded 10% of its shareholders' equity. The Bank has made no investments in financial instruments or participated in agreements with values that are linked to or derived from changes in the value of some underlying asset or index. These financial instruments or agreements are commonly referred to as derivatives and include such instruments as futures, forward contracts, option contracts, interest rate swap agreements and other financial arrangements with similar characteristics. Management continues to evaluate whether to use derivatives as part of its asset/liability and liquidity management processes.

DEPOSITS AND SHORT-TERM BORROWINGS

          Average  deposits  and  short-term  borrowings  increased 12%, or $569
million,  in 2000,  and were up 9%,  or $373  million,  in  1999.   These  funds
supported the growth in average loans in each year.

          At December 31, 2000, total deposits were $4.96 billion, compared to $4.31 billion at year-end 1999. Average deposits for 2000 were $4.56 billion, which represents an 8%, or $349 million, increase over 1999. Deposits associated with bank operations acquired in 2000 averaged $166 million. For 1999, average total deposits increased 7%, or $276 million. Deposits associated with the Lake Charles operations acquired in September 1998 contributed $95 million to the overall increase in 1999 and represented a significant portion of the growth in average NOW account deposits and time deposits, as shown in Table 8.

TABLE 8.  AVERAGE DEPOSITS
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                             2000                     1999                    1998
-------------------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits        $1,261,218    27.7%     $1,164,231    27.7%      $1,083,530    27.6%
NOW account deposits                           486,365    10.7         488,459    11.6          465,211    11.8
Money market deposits                          759,854    16.7         744,440    17.7          580,828    14.8
Savings deposits                               445,873     9.8         478,511    11.4          508,180    12.9
Other time deposits                            889,687    19.5         752,845    17.9          743,783    18.9
Time deposits $100,000 and over                712,857    15.6         578,202    13.7          548,689    14.0
-------------------------------------------------------------------------------------------------------------------
     Total average deposits                 $4,555,854   100.0%     $4,206,688   100.0%      $3,930,221   100.0%
-------------------------------------------------------------------------------------------------------------------

          Average core deposits, which excludes time deposits over $100 thousand, increased 6%, or $215 million, in 2000 and 7%, or $247 million, in 1999. Average non-interest-bearing demand deposits grew 8%, or $97 million, in 2000 with both commercial and individual accounts contributing to this growth. Table 8 shows that non-interest-bearing deposits have been a steady 28% of average total deposits over the last three years.

          Core interest-bearing deposits increased 5%, or $118 million, on average in 2000, driven by the 18%, or $137 million, increase in average time deposits. This increase reflected the Company's strategy of responding to rising short-term market rates during 2000 with competitively structured time deposit products. In this competitive environment, average money market deposits showed little growth in 2000, after growing 28% in 1999. Excluding purchased deposits, money market deposits would have decreased 3%, or $20 million, in 2000. Growth in money market deposits in recent years came mainly through the promotion of bundled banking services, and the Company continued to promote these services in 2000. Deposits in traditional savings accounts decreased 7% in 2000 and 6% in 1999, continuing a trend that reflects consumer preference for the convenience and flexibility offered by newer deposit products.

          Non-core time deposits over $100 thousand grew 23%, or $135 million, in 2000, with $23 million of this growth associated with acquired operations. Of the net increase, approximately half came from an increase in Eurodollar deposits, including funds from certain foreign relationships and funds from new and existing corporate customers for


                              Page 15 of 72 Pages
cash management purposes. Table 9 shows the maturity structure of both non-core and core time deposits at December 31, 2000.

TABLE 9.  MATURITIES OF TIME DEPOSITS
--------------------------------------------------------------------------------
(dollars in thousands)
--------------------------------------------------------------------------------
Remaining maturity of time deposits of $100,000 or more
     as of December 31, 2000
          Three months or less                                          $406,886
          Over three months through twelve months                        381,849
          Over twelve months                                              29,799
--------------------------------------------------------------------------------
               Total time deposits of $100,000 or more                   818,534
--------------------------------------------------------------------------------
Remaining maturity of time deposits of less than $100,000
     as of December 31,2000
          Three months or less                                           210,220
          Over three months through twelve months                        666,117
          Over twelve months                                             134,318
--------------------------------------------------------------------------------
               Total time deposits of less than $100,000               1,010,655
--------------------------------------------------------------------------------
               Total time deposits                                    $1,829,189
--------------------------------------------------------------------------------

          Short-term borrowings consist primarily of purchases of federal funds and sales of securities under repurchase agreements. Total average short-term borrowings increased 51%, or $220 million, in 2000 following a 29%, or $97 million, increase in 1999. To leverage its loan growth, the Company made greater use of available wholesale short-term funding sources in 2000. These included overnight and term federal funds purchased, brokered repurchase agreements and, starting in 2000, borrowings of temporary excess U. S. Treasury receipts under the Treasury Investment Program. Combined average borrowings from these sources increased to $255 million in 2000 from $85 million in 1999. Average short-term borrowings from customers under repurchase agreements increased 14% in 2000 to $400 million from $350 million in 1999, reflecting both the growth in commercial relationships and the attractiveness of the Company's treasury management sweep product. Because of the underlying customer relationship, these borrowings can be a relatively stable source of funds.

LIQUIDITY

          The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank, all in the most cost-effective manner. The Company develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process, making full use of the quantitative modeling tools available to project cash flows under a variety of possible scenarios. Projections are also made assuming credit stressed conditions, although such conditions are not likely to arise.

          On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability funding sources in 2000 and 1999. During the third quarter of 2000, Whitney National Bank became a member of the Federal Home Loan Bank system. This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds. In addition, both the Company and Whitney National Bank have access to external funding sources in the financial markets, and Whitney National Bank has developed the ability to gather deposits at a nationwide level.

          Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows from scheduled payments, contractual maturities, prepayments, their use as collateral for borrowings under repurchase agreements, and possible outright sales or securitizations. Table 3 above presents the contractual maturity structure of the loan portfolio

                              Page 16 of 72 Pages
and Table 7 presents contractual investment maturities. As mentioned earlier, the Company began building its investment in securities classified as available for sale in 1999 and, effective 2001, reclassified in excess of $500 million of its portfolio of securities held to maturity to this category. These actions further increased liquidity management flexibility. Also as mentioned earlier, the Company recently began evaluating the possibility of selling a portion of its adjustable-rate retail mortgage loan portfolio in 2001 and is considering the sale of a smaller segment of its consumer loan portfolio.

          Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows presents operating cash flows and summarizes all significant sources and uses of funds for each year in the three-year period ended December 31, 2000.

          The Bank had approximately $1.2 billion in unfunded loan commitments outstanding at December 31, 2000, a decrease of $79 million from 1999's year-end. Note 14 shows the details of these and other unfunded commitments at December 31, 2000 and 1999. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

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

          The simplest method of measuring interest rate sensitivity is gap analysis, which identifies the difference between the dollar volume of assets and liabilities that reprice within specified time periods. Gap analysis has several limitations, including the fact that it is a point in time measurement. Table 10, shows the Company's static gap position as of December 31, 2000.

TABLE 10.  INTEREST RATE SENSITIVITY
----------------------------------------------------------------------------------------------------------------------
                                                     By Maturity or Repricing Dates at December 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                               0-30      31-90      91-180   181-365      After    Non-Interest
(dollars in millions)                          Days       Days        Days      Days     1 Year      Bearing     Total
----------------------------------------------------------------------------------------------------------------------
ASSETS
Securities available for sale                $   38     $   38     $   55     $   82     $  244     $     -    $  457
Securities held to maturity                      65         58         71        149        582           -       925
Loans                                         1,390        317        348        455      1,791           -     4,301
Federal funds sold and
   short-term investments                        11          -          -          -          -           -        11
Other assets                                      -          -          -          -          -         548       548
----------------------------------------------------------------------------------------------------------------------
     Total assets                             1,504        413        474        686      2,617         548     6,242
----------------------------------------------------------------------------------------------------------------------
SOURCES OF FUNDS
NOW account deposits                            513          -          -          -          -           -       513
Money market deposits                           793          -          -          -          -           -       793
Savings deposits                                 14          -          -          -        422           -       436
Other time deposits                              57        153        211        455        134           -     1,010
Time deposits $100,000 and over                 213        194        149        233         30           -       819
Short-term borrowings                           596          -          -          -          -           -       596
Non-interest bearing demand deposits              -          -          -          -          -       1,389     1,389
Other liabilities                                 -          -          -          -          -          63        63
Shareholders' equity                              -          -          -          -          -         623       623
-----------------------------------------------------------------------------------------------------------------------
     Total sources of funds                   2,186        347        360        688        586       2,075     6,242
----------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                $ (682)    $   66     $  114     $   (2)    $2,031     $(1,527)
Cumulative interest rate sensitivity gap     $ (682)    $ (616)    $ (502)    $ (504)    $1,527     $     -
Cumulative interest rate sensitivity gap
    as a percentage of total earning assets  (11.98)%   (10.82)%    (8.82)%    (8.85)%    26.82%
----------------------------------------------------------------------------------------------------------------------

                              Page 17 of 72 Pages

          Table 10 indicates that the Company is somewhat liability sensitive. However, static gap does not take into consideration the actions that management intends to take to maximize net interest income over time. A more sophisticated tool used by the Company to evaluate and manage its interest rate sensitivity is a net interest income simulation model, which tests the Bank's reaction to various economic environments. The model is able to incorporate management's assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Assumptions can also be entered into the model to evaluate the impact of possible
strategic   responses  to  changes  in  the competitive environment.

          As part of its regular formal asset/liability management process, a base case simulation is run that uses current growth forecasts and assumes a stable rate environment and structure. The base case simulation as of the end of 2000 showed an increase in net interest income (TE) for the next twelve month period of approximately $15 million, or 6%, from 2000 levels. When the base case simulation was subjected to parallel up and down instantaneous rate shocks of 100 basis points, the model showed an annual impact on the Company's 2001 net interest income (TE) that ranged from a positive $6 million at 100 basis points up to a negative $6 million at 100 basis points down. Additional simulations were run applying instantaneous parallel rate shocks up to 300 basis points as well as gradual rate changes of up to 200 basis points. The results of all these simulations showed that the Company's sensitivity was within acceptable limits, considering established internal guidelines.

          Unlike the gap analysis, the net interest income simulations at the end of 2000 indicate that the Company is moderately asset sensitive. The actual impact of changing interest rates on net interest income, however, is dependent on many factors. These include the Company's ability to achieve growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

          The method used for measuring longer-term interest rate risk is the economic value of equity analysis. At year-end 2000, the Company's sensitivity was acceptable under internal guidelines at all levels of rate shock simulation.

          Changes in interest rates affect the fair values of financial instruments. Note 15 contains information regarding these fair values. The differences between fair values and book values were primarily the result of differences between contractual and market interest rates at each year-end. Fluctuations in fair values will occur as interest rates change.

IMPACT OF INFLATION AND CHANGING PRICES

          The great majority of assets and liabilities of a financial institution are monetary in nature. Management believes the most significant potential impact of inflationary or deflationary economic cycles on the Company's financial results is its ability to react to changes in interest rates. Interest rates do not, however, necessarily move in the same direction, or at the same magnitude, as the prices of goods and services. As discussed above, the Company employs asset/liability management strategies in its attempt to minimize the effects of economic cycles on the Company's net interest income.

          Inflation and changing prices also have an impact on the growth of total assets in the banking industry and the resulting need to increase capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Changing prices will also affect the trend in non-interest operating expenses and non-interest income.

                              Page 18 of 72 Pages

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

          At December 31, 2000, shareholders' equity totaled $623 million compared to $557 million at the end of 1999 and $561 million at the end of 1998. The major factors in the $66 million increase in 2000 were earnings, net of dividends declared, of $34 million, and the $22 million value of common stock issued to purchase First Ascension Bancorp, Inc. In 1999, the $32 million of net retained earnings was offset by the impact of the stock repurchase program executed during that year. Under this program, the Company repurchased one million shares of its common stock for $39 million. The Company has no program currently, but will consider similar programs in the future as appropriate opportunities arise. Over the last three years, the dividend payout ratio has been relatively steady, equaling approximately 49% in 2000 and 1999 and 53% in 1998.

          The ratios in Table 11 indicate that the Company remained strongly capitalized at December 31, 2000. The reduction in the capital ratios in recent years has been influenced mainly by the rate of asset growth coupled with the decisions made and actions taken by the Company in managing its capital position, including the 1999 stock repurchase program. The reduction in regulatory capital ratios during 2000 also reflects the impact of the acquisition of Bank of Houston. In this cash purchase transaction, the Company acquired $44 million in intangible assets that are deducted in determining regulatory capital and excluded from risk-weighted assets.

TABLE 11.  RISK-BASED CAPITAL AND CAPITAL RATIOS
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       2000           1999          1998          1997           1996
----------------------------------------------------------------------------------------------------------------------------
Tier 1 regulatory capital                                $533,975       $527,206      $524,028      $505,470       $461,379
Tier 2 regulatory capital                                  55,781         44,466        40,282        41,380         37,474
----------------------------------------------------------------------------------------------------------------------------
     Total regulatory capital                            $589,756       $571,672      $564,310      $546,850       $498,853
----------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                   $4,730,336     $4,134,623    $3,794,290    $3,310,400     $2,997,914
----------------------------------------------------------------------------------------------------------------------------
Ratios
     Leverage ratio (Tier 1 capital to average assets)       8.85%          9.99%        10.39%        10.83%         10.60%
     Tier 1 capital to risk-weighted assets                 11.29          12.75         13.81         15.27          15.39
     Total capital to risk-weighted assets                  12.47          13.83         14.87         16.49          16.64
     Shareholders' equity to total assets                    9.98          10.21         10.76         10.97          10.33
     Tangible equity to total assets                         8.59           9.60         10.05         10.57           9.87
----------------------------------------------------------------------------------------------------------------------------

          The regulatory capital ratios for the Company's significant banking subsidiary, Whitney National Bank, exceed the minimum required ratios, and the bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency. The planned merger of recently acquired banks into Whitney National Bank during 2001 should not adversely impact its regulatory capital ratios.

YEAR 2000 REMEDIATION

          For over two years the Company and others within and outside the banking industry worked diligently to address the risks posed by the Year 2000 date change to both information processing systems and non-information systems that employ embedded information technology. The success of these efforts was widely publicized. When the Company began processing in the year 2000 it experienced only a few date-related problems and suffered no disruptions to its operations. Critical outside services were all available. This was also true with major customers and suppliers.

          Although the majority of the costs to remediate the Company's systems were borne by third party vendors who supply software under annual maintenance fees, the Company did incur both internal costs, primarily personnel-related, and costs from using outside consultants. Non-interest expense for 1999 included approximately $1.0 million of internal costs and $.6 million of external costs, while in 1998 these costs were $1.6 million and $1.0 million, respectively. As expected, there were no significant costs incurred in 2000, and none are currently anticipated.

                              Page 19 of 72 Pages

RESULTS OF OPERATIONS

NET INTEREST INCOME

          Net interest income (TE) for 2000 increased 9%, or $21.3 million, in 2000 from the prior year, following a 6%, or $13.6 million, increase in 1999 over 1998. The strong growth in loans and total earning assets was the major factor behind the increase in each of these periods. The net interest margin, which is net interest income (TE) as a percent of average earning assets, decreased to 4.71% in 2000 from 4.83% in 1999 and 4.92% in 1998. The moderate margin compression in 2000 came as a 47 basis point increase in the yield (TE) on earning assets was offset by a 59 basis point increase in the cost of funding these assets. Between 1998 and 1999, the earning asset yield decreased 27 basis points while the cost of funds decreased 18 basis points, leading to a 9 basis point decline in the net interest margin between these periods. Tables 12 and 13 show the factors contributing to these changes and the components of these changes.

          The mix of earning assets has continued a favorable trend in recent years. Average loans grew 17% in 2000 and 14% in 1999, well above the growth in total average earning assets of 12% in 2000 and 8% in 1999. As a result, loans comprised 74% of average earning assets in 2000, up from 71% in 1999 and 67% in 1998. In 2000, the improved asset mix as well as a 53 basis point increase in the loan yield (TE) led to the 47 basis point increase in the yield (TE) on total earning assets. Loan yields increased with the rise in market rates as evidenced by the 124 basis point increase in the average prime rate for 2000 compared to 1999. Market rates began to moderate at the end of 2000 and into early 2001. Approximately 58% of the value of the loan portfolio at year-end 2000 is subject to repricing within one year, which is essentially unchanged from the percentage at year-end 1999. The loan portfolio yield (TE) decreased 40 basis points between 1998 and 1999, again reflecting the trend in market rates. With the improving asset mix, the yield on average earning assets decreased only 27 basis points between these years.

          The percentage of average earning assets funded by non-interest-bearing sources remained a healthy 26% during 2000, but this percentage has declined gradually from 28% in 1998. Over this period, higher-cost sources of funds, including both short-term borrowings and core and non-core time deposits, grew to 42% of average earning assets in 2000, up from 37% in both 1999 and 1998. These changes coupled with the impact of rising short-term market rates led to the increase of 59 basis points, to 3.18%, in the total interest cost of funding earning assets during 2000. With a more stable mix of funding sources and moderating interest rates, this cost had decreased 18 basis points to 2.59% in 1999 compared to 2.77% in 1998.

                              Page 20 of 72 Pages

TABLE 12.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (TE) (a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                       2000                           1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
                                              Average                      Average                        Average
(dollars in thousands)                        Balance   Interest Rate      Balance    Interest Rate       Balance    Interest Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
      Loans (TE)(a),(b)                     $3,957,640  $334,609 8.45 %   $3,377,691  $267,676 7.92 %   $2,972,664   $247,287 8.32 %
------------------------------------------------------------------------------------------------------------------------------------
      U.S. Treasury securities                 121,517     7,405 6.09        155,439     9,616 6.19        263,710     17,010 6.45
      U.S. agency securities                   583,660    35,433 6.07        481,990    28,736 5.96        435,925     28,024 6.42
      Mortgage-backed securities               489,073    30,144 6.16        531,544    32,286 6.07        450,436     28,138 6.25
      Obligations of states and political
        subdivisions (TE)(a)                   182,039    13,651 7.50        186,365    14,166 7.60        140,873     11,396 8.08
      Federal Reserve stock and other
         corporate securities                   14,410       883 6.13          8,118       544 6.70         10,219        573 5.61
------------------------------------------------------------------------------------------------------------------------------------
       Total investment in securities(c)     1,390,699    87,516 6.29      1,363,456    85,348 6.26      1,301,163     85,141 6.54
------------------------------------------------------------------------------------------------------------------------------------
      Federal funds sold and
        short-term investments                  19,077     1,204 6.31         52,646     2,526 4.80        155,804      8,411 5.39
------------------------------------------------------------------------------------------------------------------------------------
       Total earning assets                  5,367,416  $423,329 7.89 %    4,793,793  $355,550 7.42 %    4,429,631   $340,839 7.69 %
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
      Other assets                             533,329                       491,915                       470,525
      Reserve for possible loan losses         (51,367)                      (42,235)                      (43,068)
------------------------------------------------------------------------------------------------------------------------------------
       Total assets                         $5,849,378                    $5,243,473                    $4,857,088
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
      NOW account deposits                  $  486,365  $  6,618 1.36 %   $  488,459  $  6,594 1.35 %   $  465,211   $  7,701 1.66 %
      Money market deposits                    759,854    31,131 4.10        744,440    26,838 3.61        580,828     21,901 3.77
      Savings deposits                         445,873     8,943 2.01        478,511     9,585 2.00        508,180     12,070 2.38
      Other time deposits                      889,687    47,290 5.32        752,845    35,371 4.70        743,783     37,403 5.03
      Time deposits $100,000 and over          712,857    41,306 5.79        578,202    27,743 4.80        548,689     28,383 5.17
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits       3,294,636   135,288 4.11      3,042,457   106,131 3.49      2,846,691    107,458 3.77
------------------------------------------------------------------------------------------------------------------------------------
      Short-term borrowings                    654,687    35,286 5.39        434,397    17,934 4.13        337,544     15,523 4.59
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities    3,949,323  $170,574 4.32 %    3,476,854  $124,065 3.57 %    3,184,235   $122,981 3.86 %
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
      Demand deposits                        1,261,218                     1,164,231                     1,083,530
      Other liabilities                         57,222                        42,127                        40,517
      Shareholders' equity                     581,615                       560,261                       548,806
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and
          shareholders' equity              $5,849,378                    $5,243,473                    $4,857,088
------------------------------------------------------------------------------------------------------------------------------------
       Net interest income and margin  (TE)(a)          $252,755 4.71 %               $231,485 4.83 %                $217,858 4.92 %
------------------------------------------------------------------------------------------------------------------------------------
       Net earning assets and spread        $1,418,093           3.57 %   $1,316,939           3.85 %   $1,245,396            3.83 %
------------------------------------------------------------------------------------------------------------------------------------
(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Average balance includes non-accruing loans of $21,342, $10,630 and $10,679, respectively, in 2000, 1999 and 1998.
(c) Average balance excludes unrealized gain or loss on securities available for sale.

                              Page 21 of 72 Pages

TABLE 13.  SUMMARY OF CHANGES IN NET INTEREST INCOME (TE) (a)
------------------------------------------------------------------------------------------------------------------------------------
                                                      2000 Compared to 1999                         1999 Compared to 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                      Due To                                        Due To
                                                     Change In                 Total               Change In                Total
                                             -----------------------         Increase       -----------------------        Increase
(dollars in thousands)                        Volume            Rate        (Decrease)      Volume            Rate        (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE) (a)
     Loans (TE)(a),(b)                       $48,172          $18,761         $66,933      $32,509        $(12,120)         $20,389
------------------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities                 (2,069)            (142)         (2,211)      (6,724)           (670)          (7,394)
     U.S. agency securities                    6,163              534           6,697        2,834          (2,122)             712
     Mortgage-backed securities               (2,612)             470          (2,142)       4,945            (797)           4,148
     Obligations of states and political
        subdivisions (TE)(a)                    (326)            (189)           (515)       3,493            (723)           2,770
     Federal Reserve stock and other
        corporate securities                     389              (50)            339         (130)            101              (29)
------------------------------------------------------------------------------------------------------------------------------------
          Total investment in securities       1,545              623           2,168        4,418          (4,211)             207
------------------------------------------------------------------------------------------------------------------------------------

     Federal funds sold and short term
        investments                           (1,951)             629          (1,322)      (5,039)           (846)          (5,885)
------------------------------------------------------------------------------------------------------------------------------------
          Total interest income (TE) (a)      47,766           20,013          67,779       31,888         (17,177)          14,711
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
     NOW account deposits                        (28)              52              24          370          (1,477)          (1,107)
     Money market deposits                       566            3,727           4,293        5,935            (998)           4,937
     Savings deposits                           (655)              13            (642)        (675)         (1,810)          (2,485)
     Other time deposits                       6,919            5,000          11,919          486          (2,518)          (2,032)
     Time deposits $100,000 and over           7,170            6,393          13,563        1,445          (2,085)            (640)
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing deposits     13,972           15,185          29,157        7,561          (8,888)          (1,327)
------------------------------------------------------------------------------------------------------------------------------------

     Short-term borrowings                    10,829            6,523          17,352        4,118          (1,707)           2,411
------------------------------------------------------------------------------------------------------------------------------------
          Total interest expense              24,801           21,708          46,509       11,679         (10,595)           1,084
------------------------------------------------------------------------------------------------------------------------------------
          Change in net interest
            income (TE)(a)                   $22,965         $ (1,695)        $21,270      $20,209        $ (6,582)         $13,627
------------------------------------------------------------------------------------------------------------------------------------
(a)  Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b)  Interest recognized on a cash basis on non-accruing loans and prior cost recovery interest currently recognized on non-accruing and certain accruing loans was $2,586, $422 and $1,216 in 2000, 1999 and 1998, respectively.

                              Page 22 of 72 Pages

PROVISION FOR POSSIBLE LOAN LOSSES

          The provision for possible loan losses was $10 million in 2000, compared to $6 million in 1999 and a nominal provision from a pooled entity in 1998. A moderate increase in the risk profile of the loan portfolio in recent years, coupled with sustained loans growth, were the major factors behind the return to providing for possible loans losses in 1999 and the increased provision in 2000. The size of future provisions will reflect asset quality trends and management's ongoing evaluation, based on established internal policies and practices, of the risk of loss inherent in the portfolio.

          For a discussion of the evaluation process and of changes in the reserve for possible loan losses, non-performing assets and general asset quality, see the earlier section on Loans and Reserve for Possible Loan Losses.

NON-INTEREST INCOME

          Table 14 shows the components of non-interest income for each year in the three-year period ended December 31, 2000, along with the percent changes between years for each component. Non-interest income before securities transactions increased 8%, or $5.0 million, in 2000 and 14%, or $8.1 million, in 1999. Excluding income from sales and other dispositions of foreclosed assets and surplus banking property, non-interest income increased 9% in 2000 and 22% in 1999.

TABLE 14.  NON-INTEREST INCOME
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                        2000      % change        1999      %change         1998
----------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                        $28,709          3.6%     $27,721        17.1%      $23,668
Credit card income                                          15,208         15.7       13,144        30.5        10,075
Trust service fees                                           9,206          8.2        8,511        26.3         6,739
ATM fees                                                     3,966          6.2        3,735         8.4         3,446
Investment services income                                   2,680         73.1        1,548         5.6         1,466
Secondary mortgage market operations                         2,115        (32.8)       3,149        41.2         2,230
International services income                                2,089          4.0        2,009         6.0         1,895
Other fees and charges                                       2,408         23.4        1,952        11.2         1,755
Other operating income                                       2,633         92.8        1,366       107.9           657
Net gain on sales and other
   dispositions of foreclosed assets                         1,581         33.8        1,182       (80.0)        5,897
Net gains on disposals of surplus property                   1,030        (54.5)       2,262       270.8           610
----------------------------------------------------------------------------------------------------------------------
Total non-interest income before securities
  transactions                                              71,625          7.6       66,579        13.9        58,438
Securities transactions                                          -          (a)            -         (a)           839
----------------------------------------------------------------------------------------------------------------------
Total non-interest income                                  $71,625          7.6%     $66,579        12.3%      $59,277
----------------------------------------------------------------------------------------------------------------------
(a) Not meaningful.

          Income from service charges on deposit accounts increased 4% in 2000 after an increase of 17% in 1999. Revised fee structures for certain deposit services in 1999 made a significant contribution to the improvement in that year, as did the overall growth in fee-based deposit accounts and transaction volume. Fee-based deposit accounts also grew in 2000, including the impact of acquisitions, but corresponding growth in service charge income was restrained in part by the impact of higher short-term market rates on average during 2000. Higher rates increase the earnings credit that is allowed as an offset to service charges on certain business accounts. At the same time, the increased value of these non-interest-bearing deposits in a higher rate environment is reflected in net interest income. Deposit fee growth in recent years has also been affected by the promotion of accounts with bundled products and services, including lower fee deposit products, to attract and retain multiple-relationship customers.

          Credit card income grew 16% in 2000 and 30% in 1999. This income category includes fees from merchant processing services and fees from activity on Bank-issued credit and debit cards. Income from the major component, merchant processing service fees, increased 9% in 2000 after a 23% increase in 1999. Reflecting a strategic adjustment to service-fee schedules and contract terms, the merchant customer base contracted slightly during 2000 after a period of

                              Page 23 of 72 Pages
fairly rapid growth through successful sales efforts across the Company's expanded market area. With the new schedules and terms, the Company was able to generate the 9% income increase in 2000 with a merchant volume increase of only 4%. Fee income from debit card activity has made an increasingly important contribution, rising from 10% of this category in 1998 to 19% in 2000. In recent years, the Company expanded the distribution of its debit card product and saw increasing acceptance and use of these cards for retail transactions.
Transaction volume in 2000 alone was 45% higher than in 1999 while the cardholder base increased approximately 30%. Fee income from credit card activity grew 20% in 2000, consistent with the growth in transaction volume, and was up 28% in 1999.

          Trust service fees increased 8% in 2000 and 26% in 1999. Marketing and incentive-based sales efforts across the Company's market area were again successful in 2000 in building the customer base for trust services. Unlike in 2000, however, the growth in trust service fees in 1999 and other recent years had also benefited from a strong performance in the financial markets.

          Whitney Securities, the Company's broker-dealer unit, had its first full year of operations in 2000 after its inception in the third quarter of 1999. The performance of this unit was the primary factor behind the 73% increase in investment services income in 2000. Investment service income grew 6% in 1999.

          With a rise in market rates in the latter part of 1999 that continued through most of 2000, retail mortgage loan production slowed and the Company's origination efforts shifted to adjustable rate loans that it decided to hold in portfolio. This resulted in a 33% decline in income from secondary mortgage market operations in 2000. The 41% increase in this income category in 1999 came as a favorable rate environment and increased mortgage product emphasis produced high volumes of new fixed-rate loans that the Company has traditionally sold in the secondary market. Late in the third quarter of 2000, the Company shifted away from retaining new retail mortgage loans for the portfolio. This shift and declining market rates led to secondary market income in the fourth quarter of 2000 that was 41% higher than the third quarter and 69% above 1999's fourth quarter.

          Late in the second quarter of 1999, the Company opened a new parking facility next to its main office. The operating revenue from this facility totaled $1.2 million in 2000 and $.6 million in 1999 and accounts for half of the increase in the other operating income category in 2000 and almost all of the increase in 1999. The remaining increase in this category between 1999 and 2000 resulted mainly from certain non-recurring items.

          Net gains on sales and other dispositions of foreclosed assets include income from sales of pre-1933 assets that vary from year to year as opportunities for sales arise. They also include revenue from conditional payouts related to foreclosed assets that had previously been sold. Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. The Bank closed five transactions involving its facilities in 2000, six transactions in 1999 and several additional transactions in 1998. The net gains recognized in each period from these and other dispositions of surplus banking property are shown in Table 14.

                              Page 24 of 72 Pages

NON-INTEREST EXPENSE

          Table 15 shows the components of non-interest expense without merger-related expenses for each year in the three-year period ended December 31, 2000, along with the percent changes between years for each component. Non-interest expense before merger-related expenses increased 7% in 2000 after a 3% increase in 1999. The higher overall rate of increase in 2000 was largely attributable to operations of the banks purchased in 2000, including purchased intangibles amortization of $2.5 million. Excluding these operations, the increase in 2000 would have been approximately 3%, the same as in 1999.

TABLE 15.  NON-INTEREST  EXPENSE
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       2000      % change        1999     % change        1998
---------------------------------------------------------------------------------------------------------------------
Employee compensation                                    $ 88,709          6.5%    $ 83,293          .2%    $ 83,105
Employee benefits                                          14,990          1.5       14,772         3.5       14,272
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense                                 103,699          5.7       98,065          .7       97,377
Equipment and data processing expense                      22,267          1.0       22,041        14.4       19,261
Net occupancy expense                                      17,401         11.4       15,614         4.5       14,938
Credit card processing services                            10,306          9.1        9,448        27.6        7,405
Telecommunication and postage                               8,315          5.4        7,887         9.7        7,188
Ad valorem taxes                                            6,494          4.2        6,232        18.3        5,270
Amortization of intangible assets                           6,027         59.4        3,781        36.2        2,777
Legal and professional services                             5,334         10.6        4,823       (12.2)       5,493
Security and other outsourced services                      6,404          9.5        5,848         6.8        5,475
Stationery and supplies                                     3,935         (8.4)       4,298        (3.8)       4,468
Advertising                                                 3,273         49.2        2,194       (28.6)       3,074
Deposit insurance and regulatory fees                       1,669         26.8        1,316        11.3        1,182
Miscellaneous operating losses                              1,679         41.3        1,188       (50.7)       2,409
Training expense                                            1,004         31.4          764       (64.4)       2,148
Other operating expenses                                    9,994         (5.5)      10,580         7.0        9,885
---------------------------------------------------------------------------------------------------------------------
Non-interest expense, before
  merger-related expenses                                 207,801          7.1      194,079         3.0      188,350
Merger-related expenses                                     1,102          (a)            -         (a)        6,149
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                               $208,903          7.6%    $194,079         (.2)%   $194,499
---------------------------------------------------------------------------------------------------------------------
(a) Not meaningful.

          Personnel expense increased 6%, or $5.6 million, in 2000 and 1%, or $.7 million, in 1999. Excluding acquired operations, the 2000 increase was 3%, or $2.5 million, with employee salaries and incentive compensation rising 3%, or $2.7 million, and employee benefits decreasing 1%, or $.2 million. Following a 7% reduction in the Company's full-time equivalent employee base during 1999, there was limited employment growth in 2000 apart from acquisitions, and the average employee base for the year was approximately 2% below 1999's level. The favorable impact of this net reduction in average staff levels for 2000 on compensation expense was offset by regular merit increases and higher employee sales incentive compensation, increased hiring incentives, and a $.3 million net increase in executive incentive plan compensation. An $.8 million reduction in the actuarially determined expense for the defined benefit pension plan more than offset the anticipated rise in health benefit plan fees in 2000, leading to the net decrease in employee benefits expense excluding acquired operations.

          Employee salaries and incentive compensation was essentially flat between 1998 and 1999. In addition to the 7% staff reduction in 1999, the Company carefully managed the rate of regular merit increases and established additional incentive-based compensation programs. Employee benefits increased approximately $.5 million, or 4%, in 1999. A reduction in health benefit expense from the unusually high level in 1998 under a self-insured medical plan was more than offset by a $1.1 million increase in the net periodic expense recognized in 1999 for the defined benefit pension plan.

                              Page 25 of 72 Pages

Beginning in 1999, the Company provided all health benefits under set fee or premium arrangements with service providers.

          Equipment and data processing expense increased 1%, or $.2 million, in 2000 after an increase of 14%, or $2.8 million, in 1999. During 1998 and the first half of 1999, the Company completed the final phases of the rollout of a new branch delivery system and standardized office automation network, as well as the automation of certain back-office functions. Depreciation and amortization provisions related to these projects were a major factor behind the increase in this expense category for 1999. Branch expansion, including the Lake Charles branch acquisition in September 1998, also contributed to the 1999 increase. The lack of significant capital projects since then helped contain the growth in this expense category during 2000, despite the added cost of acquired operations and recurring costs associated with newly offered Internet-based banking services. The elimination of company-owned vehicles in early 2000 also had a favorable impact.

          Net occupancy expense increased 11%, or $1.8 million, in 2000, following a 5%, or $.7 million, increase in 1999. Over one third of the increase in 2000 was attributable to the operations of acquired banks. Other major factors included the net increase in recurring expenses associated with the relocation of certain Louisiana bank operations to more suitable leased premises, depreciation on renovations designed to improve the appearance and functionality of certain facilities, and the impact of the first full year of operating expenses for the parking garage that was opened in mid 1999. The parking garage and facility renovations also contributed to the increase in occupancy expense in 1999, as did the purchase and construction of new branches. 1999's expense includes the first full year of operations of eight locations purchased in Lake Charles in the latter part of 1998 and nine newly constructed branches opened in 1998, including four replacement facilities. Two additional branches were opened in early 1999. For both 2000 and 1999, the elimination of under-utilized facilities helped offset the growth in occupancy expense from the factors cited above. In addition, beginning in 1999, the Company reevaluated many of its facilities maintenance contracts and negotiated changes that helped produce a net reduction in maintenance and repairs expense in both 1999 and 2000. For 1999, the overall reduction in maintenance and repair expense also reflected an unusually high level of unscheduled repair work in 1998.

          Credit card processing services expense increased 9% in 2000 and 28% in 1999. These increases compare with related revenue growth of 16% in 2000 and 30% in 1999. The more favorable spread between the revenue and expense growth rates in 2000 mainly reflected the impact of adjustments to certain service fee schedules in 2000 as discussed earlier.

          Telecommunication and postage expense increased 5% in 2000 and 10% in 1999. An expanding branch network and overall growth in the customer base, including the impact of acquisitions, were contributing factors in both years. The increase in 1999 also reflects a postal rate increase, and another rate increase is scheduled to take effect in early 2001. The increase in ad valorem taxes over this period is discussed below in the section on Income Taxes.

          As noted earlier, the amortization of intangible assets acquired in bank purchases during 2000 totaled $2.5 million for the year, which led to the 59% increase in this expense category over 1999. This total will increase to $3.8 million with a full year's amortization in 2001. The 36%, or $1.0 million, increase in this expense category in 1999 was caused by the amortization of intangible assets acquired with the Lake Charles branch purchase in late 1998.

          The expense for legal and other professional services increased 11% in 2000 after decreasing 12% in 1999. These fluctuations mainly relate to non-legal consulting and other professional services. Consulting services related to the Company's entry into the Houston, Texas market and market research services were the major factors behind the increase in 2000, offsetting the elimination of services for Year 2000 remediation testing in the prior year. The decrease in 1999 reflected the use of consultants in 1998 for design work on the customer call center as well as the lower level of consulting services required in 1999 for Year 2000 efforts.

          The favorable impact of expense control efforts in recent years is most evident in the stationery and supplies expense category which decreased 8% in 2000 and 4% in 1999. The success of these efforts also factored into the decrease in other operating expense in 2000.

          At the end of 1999, the Company outsourced certain back office operations. This together with the processing services for Whitney Securities were the main factors behind the 10% increase in the expense for security and other outsourced services in 2000. The staff reductions from the outsourcing decision benefited personnel expense. Branch expansion caused most of the 7% increase in this category in 1999.

          Advertising expense increased 49%, or $1.1 million, in 2000 after decreasing 29%, or $.9 million, in 1999. Introductory campaigns in the Houston market, promotion of the Company's new Internet-banking services and some

                              Page 26 of 72 Pages
increase in product-specific sales campaigns contributed to the rise in 2000. The decrease in 1999 partly reflected higher costs in 1998 associated with mergers and acquisitions.

          The marked $1.4 million decrease in training expense in 1999 reflected the system wide customer-focused sales training program substantially completed in 1998. This program complemented the rollout of the branch delivery system, and both were designed to benefit revenue growth in future periods.

          The Company and its acquired entities recognize various non-recurring expenses to complete merger transactions and to integrate the acquired operations into the Whitney system. These merger-related expenses include change in control payments and severance or retention bonuses for management and employees of a merged entity, investment banker fees, fees for various professional services and losses on cancellation of contracts and the disposition of obsolete and redundant facilities and equipment. Total merger-related expenses vary with each transaction. In connection with the two merger transactions completed in January 2001, the Company anticipates recognizing approximately $4.4 million of merger and integration expenses in the first quarter of 2001.

INCOME TAXES

          Income tax expense was $32.8 million in 2000, $29.8 million in 1999 and $25.2 million in 1998. The increases in income tax expense over these years resulted primarily from the growth in pretax income. The Company's effective tax rate was 32.9% in 2000 and 32.3% in both 1999 and 1998. These effective rates were lower than the 35% federal statutory tax rate primarily because of tax-exempt interest income received from the financing of state and local governments. Louisiana-sourced income of commercial banks is not subject to state income taxes. Rather, banks in Louisiana pay a tax based on the value of their capital stock in lieu of income and franchise taxes, and these ad valorem taxes are included in non-interest expense. This expense will fluctuate based in part on the growth in the Company's equity and earnings and in part based on market valuation trends for the banking industry.

          See Note 20 for additional information on the Company's effective tax rates and the composition of changes in income tax expense for all periods.

FOURTH QUARTER RESULTS

          The Company earned $.76 per share, or $17.5 million, in the fourth quarter of 2000, a 3% increase over the $.74 per share, or $16.7 million, reported for the fourth quarter of 1999. The quarterly results for 2000 exclude $.7 million of tax-effected merger-related expenses. Non-interest income for the 2000 quarter includes approximately $.9 million of net gains on dispositions of banking facilities and pre-1933 assets. Similar net gains totaled $1.8 million in 1999's fourth quarter.

         Selected highlights from the fourth quarter's results follow:

o Net interest income (TE) increased 8%, or $4.5 million, from the fourth quarter of 1999, with approximately half attributable to the operations of banks acquired in 2000 and half reflecting continued loan growth in established markets. The net interest margin was 4.58% for the fourth quarter of 2000, a 33 basis point decrease from the 4.91% margin for the year-earlier quarter. This margin compression stems both from upward pressure on the cost of interest-bearing funds from higher market rates as well as from an increase in the proportion of higher-cost sources of funds supporting the growing base of earning assets.

o Excluding the net gains mentioned earlier, non-interest income in the fourth quarter of 2000 was 11%, or $1.7 million, higher than in 1999's final quarter. The increase was 8%, or $1.2 million, if acquired bank operations are excluded. Investment service income doubled, helped in part by brokerage activity at Whitney Securities. Income from secondary mortgage market operations rose 69% from the fourth quarter of 1999 following a shift late in the third quarter of 2000 away from the origination of retail mortgage loans for the portfolio. Trust service fees also improved, by 7%, over the fourth quarter of 1999, and fees from credit and debit card activity grew 5%.

o Expense control efforts have helped moderate the growth in non-interest expense throughout 2000. Although fourth quarter 2000 non-interest expense before merger-related costs was up 6%, or $3.2 million, compared to 1999's fourth quarter, the increase was largely attributable to operations of banks acquired in 2000, including purchased intangibles amortization of $.8 million. Excluding these operations, the year-to-year increase would have been only .4%, or $.2 million.

                              Page 27 of 72 Pages

o The Company provided $2.5 million for possible loan losses in the fourth quarter of 2000, as compared to a $1.8 million provision in 1999's fourth quarter. The growth in loans and an increase in non-performing assets were important factors behind higher quarterly loss provisions in 2000. Net charge-offs were $.8 million in the fourth quarter of 2000, slightly less that the $1.0 million reported for the year-earlier quarter. The reserve for possible loan losses was 1.30% of total loans at December 31, 2000 compared to 1.21% at the end of 1999.

          The Summary of Quarterly Financial Information in Item 8 of this Form 10-K on page 58 provides selected comparative financial information for each of the four quarters in 2000 and 1999 and is incorporated by reference herein.

Item 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Incorporated by reference to Item 7 of this Form 10-K, pages 17 and 18.

                              Page 28 of 72 Pages

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   WHITNEY HOLDING COPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                                       December 31
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                          2000                  1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from financial institutions                                                 $ 256,825             $ 230,690
  Investment in securities
     Securities available for sale                                                           456,758               206,932
     Securities held to maturity, fair values of $919,039 and $1,055,013, respectively       924,927             1,084,931
---------------------------------------------------------------------------------------------------------------------------
        Total investment in securities                                                     1,381,685             1,291,863
  Federal funds sold and short-term investments                                               10,764                18,691
  Loans, net of unearned income                                                            4,301,282             3,673,047
     Reserve for possible loan losses                                                        (55,781)              (44,466)
---------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                          4,245,501             3,628,581
---------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment                                                                168,474               169,715
  Intangible assets                                                                           87,017                33,317
  Accrued interest receivable                                                                 40,458                30,694
  Other assets                                                                                51,352                50,837
---------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                     $ 6,242,076           $ 5,454,388
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES
  Non-interest-bearing demand deposits                                                   $ 1,389,386           $ 1,230,509
  Interest-bearing deposits                                                                3,570,791             3,078,889
---------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                     4,960,177             4,309,398
---------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                                      595,838               541,357
  Accrued interest payable                                                                    21,702                12,389
  Accounts payable and other accrued liabilities                                              41,399                34,141
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                  5,619,116             4,897,285
---------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized --100,000,000 shares
    Issued -- 23,745,512 shares                                                                2,800                 2,800
  Capital surplus                                                                            141,059               141,512
  Retained earnings                                                                          495,181               461,025
  Accumulated other comprehensive income                                                       1,916                (3,483)
  Treasury stock at cost -- 393,582 and 1,171,458 shares, respectively                       (13,680)              (40,678)
  Unearned restricted stock compensation                                                      (4,316)               (4,073)
---------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                           622,960               557,103
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                       $ 6,242,076           $ 5,454,388
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              Page 29 of 72 Pages

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Years Ended December 31
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                            2000          1999          1998
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                        $ 333,744     $ 266,895     $ 246,534
  Interest and dividends on investments
    U.S. Treasury securities                                                            7,405         9,616        17,010
    U.S. agency securities                                                             35,433        28,736        28,024
    Mortgage-backed securities                                                         30,144        32,286        28,138
    Obligations of states and political subdivisions                                    8,874         9,210         7,423
    Federal Reserve stock and other corporate securities                                  883           544           573
  Interest on federal funds sold and short-term investments                             1,204         2,526         8,411
--------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                             417,687       349,813       336,113
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                                135,288       106,131       107,458
  Interest on short-term borrowings                                                    35,286        17,934        15,523
--------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                            170,574       124,065       122,981
--------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                   247,113       225,748       213,132
PROVISION FOR POSSIBLE LOAN LOSSES                                                     10,000         6,000            73
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                          237,113       219,748       213,059
--------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                                  28,709        27,721        23,668
  Credit card income                                                                   15,208        13,144        10,075
  Trust service fees                                                                    9,206         8,511         6,739
  Other non-interest income                                                            18,502        17,203        17,956
  Securities transactions                                                                   -             -           839
--------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                          71,625        66,579        59,277
--------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Employee compensation                                                                88,709        83,293        84,537
  Employee benefits                                                                    14,990        14,772        14,283
--------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                           103,699        98,065        98,820
  Equipment and data processing expense                                                22,267        22,041        19,555
  Net occupancy expense                                                                17,401        15,614        14,943
  Credit card processing services                                                      10,306         9,448         7,405
  Telecommunication and postage                                                         8,315         7,887         7,188
  Ad valorem taxes                                                                      6,494         6,232         5,270
  Amortization of intangibles                                                           6,027         3,781         2,777
  Legal and professional fees                                                           6,062         4,823         7,734
  Other non-interest expense                                                           28,332        26,188        30,807
--------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                        208,903       194,079       194,499
--------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             99,835        92,248        77,837
INCOME TAX EXPENSE                                                                     32,807        29,828        25,158
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $ 67,028      $ 62,420      $ 52,679
--------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
  Basic                                                                                $ 2.94        $ 2.71        $ 2.26
  Diluted                                                                                2.94          2.70          2.24
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                            22,775,529    23,013,671    23,283,458
  Diluted                                                                          22,837,339    23,091,105    23,499,643
--------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              Page 30 of 72 Pages

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             Accumulated                Unearned
                                                                                Other                  Restricted
                                              Common    Capital    Retained  Comprehensive Treasury      Stock
(dollars in thousands, except per share data)  Stock    Surplus    Earnings     Income        Stock   Compensation    Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  $2,800   $127,316    $403,892        $373    $ (3,685)    $(5,560)    $525,136
-----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                     -          -      52,679           -           -           -       52,679
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments and
         taxes                                     -          -           -        (645)          -           -         (645)
-----------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                       -          -      52,679        (645)          -           -       52,034
-----------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.20 per share                  -          -     (27,041)          -           -           -      (27,041)
  Cash dividends, pooled entities                  -          -        (650)          -           -           -         (650)
  Stock sold to dividend reinvestment and
     employee retirement plans                     -      6,005           -           -         150           -        6,155
  Long-term incentive plan stock activity:
     Restricted grants and related activity, net   -      3,363           -           -      (1,115)        878        3,126
     Options exercised                             -      1,479           -           -          (7)          -        1,472
  Directors' compensation plan stock activity      -        292           -           -          44           -          336
  Stock options from pooled entities exercised     -        393           -           -           -           -          393
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   2,800    138,848     428,880        (272)     (4,613)     (4,682)     560,961
-----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                     -          -      62,420           -           -           -       62,420
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments and
         taxes                                     -          -           -      (3,211)          -           -       (3,211)
-----------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                       -          -      62,420      (3,211)          -           -       59,209
-----------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.32 per share                  -          -     (30,275)          -           -           -      (30,275)
  Stock acquired under repurchase program          -          -           -           -     (38,736)          -      (38,736)
  Stock sold to dividend reinvestment and
     employee retirement plans                     -      1,430           -           -       1,329           -        2,759
  Long-term incentive plan stock activity:
     Restricted grants and related activity, net   -        623           -           -         958         609        2,190
     Options exercised                             -        111           -           -         288           -          399
  Directors' compensation plan stock activity      -         22           -           -          96           -          118
  Stock options from pooled entities exercised     -        478           -           -           -           -          478
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   2,800    141,512     461,025      (3,483)    (40,678)     (4,073)     557,103
-----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                     -          -      67,028           -           -           -       67,028
    Other comprehensive income:
      Unrealized net holding gain on securities,
        net of reclassification adjustments and
         taxes                                     -          -           -       5,399           -           -        5,399
-----------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                       -          -      67,028       5,399           -           -       72,427
-----------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.44 per share                  -          -     (32,872)          -           -           -      (32,872)
  Stock issued in business acquisition             -       (344)          -           -      22,497           -       22,153
  Stock sold to dividend reinvestment and
     employee retirement plans                     -         46           -           -       3,034           -        3,080
  Long-term incentive plan stock activity:
     Restricted grants and related activity, net   -        140           -           -         797        (243)         694
     Options exercised                             -        (51)          -           -         240           -          189
  Directors' compensation plan stock activity      -          -           -           -         120           -          120
  Stock options from pooled entities exercised     -       (244)          -           -         310           -           66
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  $2,800   $141,059    $495,181      $1,916    $(13,680)    $(4,316)    $622,960
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              Page 31 of 72 Pages

                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended December 31
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                     2000         1999          1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                           $ 67,028      $ 62,420      $ 52,679
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                       19,510        19,325        16,042
      Amortization of purchased intangibles                                               6,027         3,781         2,777
      Restricted stock compensation earned                                                2,307         3,298         3,292
      Securities premium amortization, net of discount accretion                            530         1,471         1,086
      Provision for possible loan losses                                                 10,000         6,000            73
      Provision for losses on foreclosed assets                                              89           201           128
      Net gains on sales and other dispositions of foreclosed assets                     (1,224)       (1,182)       (5,897)
      Net (gains) losses on sales and other dispositions of surplus property             (1,030)       (2,262)           51
      Net gains on sales of investment securities                                             -             -          (839)
      Deferred tax benefit                                                               (4,557)       (2,021)         (486)
      Increase (decrease) in accrued income taxes                                           985           811           (51)
      (Increase) decrease in accrued interest receivable and prepaid expenses            (8,496)        2,129           420
      Increase in accrued interest payable and other accrued expenses                    12,790         1,705         1,462
----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                       103,959        95,676        70,737
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                    173,789       374,605       551,791
  Purchases of investment securities held to maturity                                   (14,476)     (226,085)     (522,828)
  Proceeds from maturities of investment securities available for sale                   55,830        67,945       105,698
  Proceeds from sales of investment securities available for sale                             -             -         1,051
  Purchases of investment securities available for sale                                (157,635)     (174,652)       (4,927)
  Net increase in loans                                                                (526,275)     (405,341)     (371,130)
  Net (increase) decrease in federal funds sold and short-term investments                9,677       132,819      (127,709)
  Proceeds from sales and other dispositions of foreclosed assets                         2,725         2,780         8,089
  Proceeds from sales of surplus property                                                 4,107         5,812         1,734
  Purchases of bank premises and equipment                                              (13,177)      (23,337)      (36,936)
  Net cash (paid) received in business acquisitions                                     (45,141)            -        83,459
  Other, net                                                                             (2,618)       (6,831)          (92)
----------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                           (513,194)     (252,285)     (311,800)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction account and savings account deposits            36,176        (3,761)      238,370
  Net increase (decrease) in time deposits                                              374,934        56,497       (66,496)
  Net increase in short-term borrowings                                                  54,481       186,035        65,636
  Proceeds from issuance of common stock                                                  3,316         3,354         8,201
  Purchases of common stock                                                              (1,622)      (39,948)       (1,300)
  Cash dividends                                                                        (31,915)      (29,841)      (26,443)
----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financial activities                                        435,370       172,336       217,968
----------------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                                  26,135        15,727       (23,095)
       Cash and cash equivalents at beginning of year                                   230,690       214,963       238,058
----------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of year                                       $ 256,825     $ 230,690     $ 214,963
----------------------------------------------------------------------------------------------------------------------------

Cash received during the year for:
   Interest income                                                                    $ 410,690     $ 350,189     $ 340,793
Cash paid during the year for:
   Interest expense                                                                   $ 161,632     $ 123,905     $ 122,066
   Income taxes                                                                          35,939        29,800        23,482
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              Page 32 of 72 Pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

NATURE OF BUSINESS
          Whitney Holding Corporation (the Company) is a Louisiana bank holding company headquartered in New Orleans, Louisiana. The Company's principal subsidiary is Whitney National Bank, which has been in continuous operation since 1883 and represents virtually all of the operations and net income of the Company. Another banking subsidiary, First National Bank of Gonzales, was acquired in late 2000 and will be merged into Whitney National Bank upon the completion of a systems conversion scheduled for the first quarter of 2001. Throughout this annual report, references to the "Bank" will encompass both of these banking subsidiaries.

          The Bank engages in community banking in its market areas in the five-state Gulf Coast region, including southern Louisiana; the Houston, Texas metropolitan area; the coastal region of Mississippi; central and south Alabama; and the panhandle of Florida. The Bank, together with its wholly-owned subsidiary, Whitney Securities L.L.C., offers commercial and retail banking products and services, including trust products and investment services, to the customers in the communities it serves.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS
          The accounting and reporting policies of the Company and its subsidiaries follow generally accepted accounting principles and practices within the banking industry. The following is a summary of the more significant accounting policies:

Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company reports the balances and results of operations from business combinations accounted for as purchases from the respective dates of acquisition (see Note 3). Prior year financial statements are restated to reflect subsequent business combinations, if any, accounted for as poolings of interests. Certain financial information for prior years has been reclassified to conform to the current year's presentation.

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

          Securities not meeting the criteria to be classified as either trading securities or securities held to maturity are classified as available for sale and are carried at fair value. Net unrealized holding gains or losses are excluded from net income and are recognized in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity.
                              Page 33 of 72 Pages

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

          Interest is no longer accrued on a loan when the borrower's ability to meet contractual payments is in doubt. For commercial and real estate loans, generally a loan is placed on non-accrual status when it is ninety days past due as to principal or interest, and the loan is not otherwise both well secured and in the process of collection. When a loan is placed on non-accrual status, any accrued but uncollected interest is reversed against interest income. Interest payments on non-accrual loans are used to reduce the reported loan principal under the cost recovery method when the collectibility of the remaining principal is not reasonably assured; otherwise, such payments are recognized as interest income in the period in which they are received. A loan on non-accrual status may be reinstated to accrual status when full payment of contractual principal and interest is expected and this expectation is supported by current sustained performance.

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

Foreclosed Assets and Surplus Property

          Collateral acquired through foreclosure or in settlement of loans and surplus property are reported with other assets in the consolidated balance sheets. With the exception of pre-1933 property interests, which are assigned a nominal book value, these assets are recorded at estimated fair value, less estimated selling costs, if this value is lower than the carrying value of the related loan or property asset. The initial reduction in the carrying amount of a loan to the fair value of the collateral received is charged to the reserve for possible loan losses. Losses arising from the transfer of bank premises and equipment to surplus property are charged to current earnings. Subsequent valuation adjustments for either foreclosed assets or surplus property are also included in

                              Page 34 of 72 Pages
current earnings, as are the revenues and expenses associated with managing these assets prior to sale.

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

Income Taxes

          The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method. Under this method the expected tax consequences of temporary differences that arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either deferred tax liabilities to be settled in the future or deferred tax assets that will be realized as a reduction of future taxes payable. Currently enacted tax rates and laws are used to calculate the expected tax consequences. Valuation allowances are established against net deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the assets will not be realized.

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

Operating Segment Disclosures

          Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about a company's operating segments using a "management approach." Reportable segments are identified as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. Consistent with its stated strategy that is focused on providing a consistent package of community banking products and services throughout a coherent market area, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

Other

          Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the consolidated balance sheets. Generally, certain minor sources of income are recorded on a cash basis, which does not differ materially from the accrual basis.

Recent Pronouncements

          The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 in December 1999. SAB 101 presented the SEC staff's views on and guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Compliance with this guidance became mandatory as of December 31, 2000. The Company has determined that its existing revenue recognition practices comply in all material respects with the guidance in SAB 101.

                              Page 35 of 72 Pages

          The provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, are effective as of January 1, 2001 for the Company. These statements provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities, in which the Company does not presently participate. Upon adoption, the Company may transfer any security held to maturity into the available for sale category without calling into question the Company's intent to hold other debt securities to maturity. The Company elected to make such transfers as is discussed in Note 4. Other than for the effects of these transfers, the adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations.

NOTE 3

MERGERS AND ACQUISITIONS

Poolings of Interest

          In early 2001, the Company completed two acquisitions that will be accounted for as poolings of interests. American Bank in Houston, Texas (American) was acquired on January 23, 2001. American has five locations in the Houston area with $275 million in total assets and $247 million in deposits. American shareholders received 1,815,000 Company shares in this transaction. On January 30, 2001, the Company acquired Prattville Financial Services Corporation
(PFSC), whose principal subsidiary is Bank of Prattville. Bank of Prattville has approximately $160 million in total assets and $136 million of deposits in its three locations in the metropolitan area of Montgomery, Alabama. The Company exchanged 1,060,304 shares of its common stock in this transaction.

          Selected pro forma financial information for the Company, assuming the 2001 acquisitions had been completed at the beginning of the earliest year presented, is as follows:

-------------------------------------- -------------------- ------------------- --------------------
(unaudited, dollars in thousands,
except per share data)                                2000                1999                 1998
-------------------------------------- -------------------- ------------------- --------------------
Net interest income                               $267,320            $243,268             $229,650
Non-interest income                                 74,864              68,751               61,424
Net income                                          72,842              67,326               56,801
Earnings per share
    Basic                                            $2.84               $2.60                $2.17
    Diluted                                           2.83                2.59                 2.15
-------------------------------------- -------------------- ------------------- --------------------

          In 1998, the Company completed three other business acquisitions accounted for as poolings of interests. The financial institutions acquired were Meritrust Federal Savings Bank (Meritrust), Thibodaux, Louisiana; Louisiana National Security Bank (LNSB), Donaldsonville, Louisiana; and The First National Bancorp of Greenville, Inc. (Greenville), Greenville, Alabama. The following table shows the merger date, assets acquired and the number of Company common shares issued for each of the pooling-of-interests acquisitions completed in 1998.

----------------------------- ------------------------- ----------------------- --------------------
(dollars in millions)                      Merger Date     Assets Acquired            Shares Issued
----------------------------- ------------------------- ----------------------- --------------------
Greenville                             August 21, 1998           $115                       720,938
LNSB                                      May 16, 1998           $104                       542,476
Meritrust                               April 24, 1998           $233                     1,046,686
----------------------------- ------------------------- ----------------------- --------------------

                              Page 36 of 72 Pages

Purchase Transactions

          During 2000, the Company completed two business acquisitions, both of which were accounted for as purchases. On November 2, 2000, the Company purchased First Ascension Bancorp, Inc. and its subsidiary, First National Bank of Gonzales, which had $90 million in total assets, including $60 million in loans, and $77 million in total deposits in four locations in Ascension Parish, Louisiana. The Company issued 647,262 shares of common stock in this transaction that is valued at approximately $22.1 million. On February 18, 2000, Bank of Houston was acquired for cash of $58 million. At acquisition, Bank of Houston had $180 million in assets, including $44 million in loans, and $142 million in deposits at its two locations in the metropolitan Houston area. Applying purchase accounting to these transactions, the Company recorded $59 million in intangible assets, with $12 million assigned to the value of deposit relationships with an estimated life of approximately nine years and $47 million to goodwill with a twenty-year estimated life. Effective October 2000, Bank of Houston was merged into Whitney National Bank.

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

          The Company's financial statements include the results from these acquired operations since the respective acquisition dates. The pro forma impact of these acquisitions on the Company's results of operations is insignificant.

NOTE 4

INVESTMENT IN SECURITIES

          Summary information about securities available for sale and securities held to maturity follows:

----------------------------------------------------------------------------------------------------------------
                                             Securities Available for Sale
----------------------------------------------------------------------------------------------------------------
                                                         Amortized     Unrealized     Unrealized         Fair
(dollars in thousands)                                     Cost          Gains        (Losses)           Value
----------------------------------------------------------------------------------------------------------------
December 31, 2000
----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                 $ 35,852         $1,760       $    (7)        $ 37,605
U.S. Agency securities                                    277,543          3,518          (370)         280,691
Mortgage-backed securities                                124,888            348        (1,832)         123,404
Obligations of states and political subdivisions              134              6             -              140
Other corporate securities                                 14,997              5           (84)          14,918
----------------------------------------------------------------------------------------------------------------
    Total                                                $453,414         $5,637       $(2,293)        $456,758
----------------------------------------------------------------------------------------------------------------
December 31, 1999
----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                  $ 8,019         $    5       $   (53)        $  7,971
U.S. agency securities                                    116,690             13        (2,576)         114,127
Mortgage-backed securities                                 85,672             10        (2,151)          83,531
Obligations of states and political subdivisions              634              8             -              642
Other corporate securities                                    758              -           (97)             661
----------------------------------------------------------------------------------------------------------------
    Total                                                $211,773         $   36       $(4,877)        $206,932
----------------------------------------------------------------------------------------------------------------


                              Page 37 of 72 Pages

----------------------------------------------------------------------------------------------------------------
                                          Securities Held to Maturity
----------------------------------------------------------------------------------------------------------------
                                                         Amortized      Unrealized     Unrealized        Fair
(dollars in thousands)                                     Cost           Gains         (Losses)         Value
----------------------------------------------------------------------------------------------------------------
December 31, 2000
----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                $  76,482         $  372      $    (90)       $  76,764
U.S. agency securities                                    324,492            332        (3,275)         321,549
Mortgage-backed securities                                321,884            921        (5,950)         336,855
Obligations of states and political subdivisions          172,669          2,469          (667)         174,471
Federal Reserve stock and other corporate
  securities                                                9,400              -              -           9,400
----------------------------------------------------------------------------------------------------------------
    Total                                               $ 924,927         $4,094      $ (9,982)       $ 919,039
----------------------------------------------------------------------------------------------------------------
December 31, 1999
----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                $ 107,574         $  233      $   (711)       $ 107,096
U.S. agency securities                                    358,606              4       (15,413)         343,197
Mortgage-backed securities                                427,074            300       (10,421)         416,953
Obligations of states and political subdivisions          184,151          1,073        (4,983)         180,241
Federal Reserve stock and other corporate
  securities                                                7,526              -              -           7,526
----------------------------------------------------------------------------------------------------------------
    Total                                              $1,084,931         $1,610      $(31,528)      $1,055,013
----------------------------------------------------------------------------------------------------------------

         The amortized cost and estimated fair value of securities available for sale and held to maturity by contractual maturity follows:

-----------------------------------------------------------------------
                    Securities Available for Sale
-----------------------------------------------------------------------
                                           Amortized              Fair
(dollars in thousands)                          Cost             Value
-----------------------------------------------------------------------
December 31, 2000
-----------------------------------------------------------------------
Within one year                             $ 54,400          $ 54,519
One to five years                            295,665           300,334
Five to ten years                             55,413            54,339
After ten years                               47,936            47,566
-----------------------------------------------------------------------
    Total                                   $453,414          $456,758
-----------------------------------------------------------------------

-----------------------------------------------------------------------
                     Securities Held to Maturity
-----------------------------------------------------------------------
                                           Amortized              Fair
(dollars in thousands)                          Cost             Value
-----------------------------------------------------------------------
December 31, 2000
-----------------------------------------------------------------------
Within one year                             $ 84,065          $ 84,124
One to five years                            469,722           467,612
Five to ten years                            237,843           234,067
After ten years                              133,297           133,236
-----------------------------------------------------------------------
    Total                                   $924,927          $919,039
-----------------------------------------------------------------------

          Expected maturities may differ from contractual maturities, particularly for mortgage-backed securities and certain U.S. agency securities and obligations of states and political subdivisions, because of principal prepayments and the exercise of call options.

                              Page 38 of 72 Pages

          Securities with carrying values of $994 million and $1.03 billion at December 31, 2000 and 1999, respectively, were sold under repurchase agreements, pledged to secure public deposits and trust deposits or pledged for other purposes. In these totals are $90 million in 2000 and $164 million in 1999 for securities pledged at the Federal Reserve discount window in connection with the Company's overall contingency funding plans, which, at the end of 1999, included the Company's Year 2000 contingency plans.

          With the adoption of SFAS No. 133 effective January 1, 2001, as discussed in Note 2, the Company elected to transfer all mortgage-backed securities and certain other securities that had been classified as being held to maturity into the available-for-sale classification. The carrying value of these securities prior to transfer was $528 million. The net unrealized loss on the transferred securities totaling $6.4 million will be reported, net of tax, as a component of other comprehensive income in the first quarter of 2001.


NOTE 5

LOANS
         The composition of the Company's loan portfolio follows:

                                                                      December 31
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                         2000                     1999
-----------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                  $1,710,071    39.8%      $1,466,018     39.9%
Real estate loans - commercial and other                 1,403,808    32.6        1,213,465     33.0
Real estate loans - retail mortgage                        860,826    20.0          700,311     19.1
Loans to individuals                                       326,526     7.6          292,680      7.9
Lease financing                                                 51       -              573       .1
-----------------------------------------------------------------------------------------------------
    Total                                               $4,301,282   100.0%      $3,673,047    100.0%
-----------------------------------------------------------------------------------------------------

          The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates (related parties). Loans to related parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility at the time of the transactions. An analysis of the changes in such loans during 2000 follows:

------------------------------------------------------------
(dollars in thousands)                                 2000
------------------------------------------------------------
Beginning balance                                   $79,379
Additions                                           120,912
Repayments                                         (122,310)
Net decrease from changes in related parties        (10,512)
------------------------------------------------------------
Ending balance                                      $67,469
------------------------------------------------------------

          Outstanding commitments and letters of credit to related parties totaled $57 million and $64 million at December 31, 2000 and 1999, respectively.


                              Page 39 of 72 Pages

NOTE 6

RESERVE FOR POSSIBLE LOAN LOSSES
          A summary analysis of changes in the reserve for possible loan losses follows:

                                                                 Years Ended December 31
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                      2000              1999              1998
-----------------------------------------------------------------------------------------------------
Balance at beginning of year                            $ 44,466          $ 40,282          $ 44,543
Reserves acquired in bank purchases                        2,388                 -                 -
Provision for possible loan losses                        10,000             6,000                73
Loans charged off                                         (7,567)           (9,311)          (12,630)
Recoveries                                                 6,494             7,495             8,296
-----------------------------------------------------------------------------------------------------
  Net charge-offs                                         (1,073)           (1,816)           (4,334)
-----------------------------------------------------------------------------------------------------
Balance at end of year                                  $ 55,781          $ 44,466          $ 40,282
-----------------------------------------------------------------------------------------------------

NOTE 7

IMPAIRED LOANS, NON-PERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY

         Information on loans evaluated for possible impairment losses follows:

                                                                                   December 31
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        2000              1999
-----------------------------------------------------------------------------------------------------
Impaired loans at year-end
  Requiring a loss reserve                                                 $19,088           $ 9,278
  Not requiring a loss reserve                                               2,291             1,142
-----------------------------------------------------------------------------------------------------
Total recorded investment in impaired loans                                $21,379           $10,420
-----------------------------------------------------------------------------------------------------
Total impairment loss allowance required at year-end                       $ 6,992           $ 3,702
-----------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans during the year              $19,151            $9,736
-----------------------------------------------------------------------------------------------------

          The following is a summary of non-performing loans and foreclosed assets and surplus property:

                                                                                 December 31
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        2000              1999
-----------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                                 $23,579           $13,601
Restructured loans                                                             465             1,634
-----------------------------------------------------------------------------------------------------
Total non-performing loans                                                 $24,044           $15,235
-----------------------------------------------------------------------------------------------------
Foreclosed assets and surplus property                                       $ 952            $1,831
-----------------------------------------------------------------------------------------------------


                              Page 40 of 72 Pages

          Interest income on certain non-accrual loans is recognized as cash interest payments are received. Interest payments on non-accrual loans that were accounted for under the cost recovery method may also subsequently be recognized as interest income when loan collections exceed expectations or when workout efforts result in fully rehabilitated credits. The following compares contractual interest income on non-accrual loans and restructured loans with both the interest reported on a cash basis for these loans and the cost recovery interest recognized on non-accrual loans and certain accruing loans:

                                                                      Years Ended December 31
--------------------------------------------------------------------------------------------------
(dollars in thousands)                                            2000         1999         1998
--------------------------------------------------------------------------------------------------
Contractual interest                                             $1,927       $1,131       $1,218
Interest recognized                                               2,586          422        1,216
--------------------------------------------------------------------------------------------------
Increase (decrease) in reported interest income                  $  659       $ (709)      $   (2)
--------------------------------------------------------------------------------------------------

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

          Revenues and direct expenses related to these property interests that are included in the statements of operations follow:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                            2000         1999         1998
--------------------------------------------------------------------------------
Revenues                                        $1,314         $881       $2,488
Direct expenses                                     41           34           36
--------------------------------------------------------------------------------

NOTE 8

BANK PREMISES AND EQUIPMENT

          An analysis of bank premises and equipment by asset classification follows:

                                                             December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                  2000               1999
--------------------------------------------------------------------------------
Land                                                $ 38,606           $ 35,837
Buildings and improvements                           165,258            155,174
Furnishings and equipment                            101,364             99,518
--------------------------------------------------------------------------------
                                                     305,228            290,529
Accumulated depreciation and amortization           (136,754)          (120,814)
--------------------------------------------------------------------------------
Total                                               $168,474          $ 169,715
--------------------------------------------------------------------------------

          Provisions for depreciation and amortization included in non-interest expense were as follows:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                           2000         1999         1998
--------------------------------------------------------------------------------
Buildings and improvement                     $ 6,411      $ 5,854     $  5,044
Furnishings and equipment                      13,099       13,471       10,998
--------------------------------------------------------------------------------
  Total                                       $19,510      $19,325     $ 16,042
--------------------------------------------------------------------------------

                              Page 41 of 72 Pages

          At December 31, 2000, the Bank was obligated under a number of non-cancelable operating leases. Certain of these leases have escalation clauses and renewal options. Total rental expense, net of immaterial sublease rentals, was $3.2 million in 2000, $2.7 million in 1999, and $2.8 million in 1998.

          As  of  December  31,  2000,   the  future   minimum   rentals   under
non-cancelable operating leases having an initial lease term in excess of one year were as follows:

(dollars in thousands)
------------------------------------------------
2001                                    $ 2,580
2002                                      2,331
2003                                      2,208
2004                                      2,104
2005                                      2,132
Later years                              14,794
------------------------------------------------
Total                                   $26,149
------------------------------------------------

NOTE 9

INTANGIBLE ASSETS

          Intangible assets consist of identified intangibles, such as the value of deposit relationships, and goodwill acquired in business combinations accounted for as purchases. The remaining unamortized cost of intangible assets consisted of the following:

                                                                 December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                        2000          1999
--------------------------------------------------------------------------------
Deposit relationships and other identifiable
   intangibles                                             $20,655       $10,880
Goodwill                                                    66,362        22,437
--------------------------------------------------------------------------------
  Total                                                    $87,017       $33,317
--------------------------------------------------------------------------------

          These assets are being amortized to expense over remaining lives as of December 31, 2000 that ranged from two to nine years for identified intangibles and from eight to twenty-two years for goodwill. Weighted-average remaining lives were approximately seven years for identified intangibles and eighteen years for goodwill. Amortization included in non-interest expense was as follows:


                                                   Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                          2000          1999          1998
--------------------------------------------------------------------------------
Deposit relationships and other identifiable
   intangibles                                $2,681        $2,072        $1,394
Goodwill                                       3,346         1,709         1,383
--------------------------------------------------------------------------------
  Total                                       $6,027        $3,781        $2,777
--------------------------------------------------------------------------------


                              Page 42 of 72 Pages

NOTE 10

SHORT-TERM BORROWINGS

         Short-term borrowings consisted of the following components:

                                                             December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                   2000               1999
--------------------------------------------------------------------------------
Federal funds purchased                              $130,669            $72,270
Securities sold under agreements to repurchase        435,445            469,087
Treasury Investment Program                            29,724                  -
--------------------------------------------------------------------------------
Total                                                $595,838           $541,357
--------------------------------------------------------------------------------

          The Bank has the ability to exercise legal authority over the securities that serve as collateral for the securities sold under repurchase agreements. The carrying and estimated fair values of securities sold under repurchase agreements at December 31, 2000, by term of the underlying borrowing agreement, were as follows:

                                                                          Up to
(dollars in thousands)                               Overnight           30 days
--------------------------------------------------------------------------------
December 31, 2000
--------------------------------------------------------------------------------
Carrying value:
U.S. Treasury securities                             $ 26,706            $ 2,540
U.S. agency securities                                385,669             33,611
--------------------------------------------------------------------------------
  Total book value                                   $412,375            $35,471
--------------------------------------------------------------------------------
Fair value:
U.S. Treasury securities                             $ 27,943            $ 2,563
U.S. agency securities                                375,736             32,014
--------------------------------------------------------------------------------
  Total fair value                                   $403,679            $33,896
--------------------------------------------------------------------------------
Outstanding borrowings                               $406,659            $28,786
--------------------------------------------------------------------------------

          Under the Treasury Investment Program, temporary excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate. Repayment of these borrowed funds can be demanded at any time. The Company limited its participation to $40 million and has pledged $46 million in securities as collateral for borrowings under this program.

         Additional information about federal funds purchased follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                  2000               1999
--------------------------------------------------------------------------------
Average effective yield on December 31                  6.28%              3.82%
--------------------------------------------------------------------------------
Average for the year
  Effective yield                                       6.51%              4.90%
  Balance                                           $191,997            $74,011
--------------------------------------------------------------------------------
Maximum month-end outstanding                       $363,616           $159,675
--------------------------------------------------------------------------------

                              Page 43 of 72 Pages

          Additional   information   about   securities  sold  under  repurchase
agreements follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                  2000               1999
--------------------------------------------------------------------------------
Average effective yield on December 31                  5.02%              4.48%
--------------------------------------------------------------------------------
Average for the year
  Effective yield                                       4.86%              3.97%
  Balance                                           $441,516           $360,386
--------------------------------------------------------------------------------
Maximum month-end outstanding                       $507,402           $469,087
--------------------------------------------------------------------------------

NOTE 11

EMPLOYEE BENEFIT PLANS

Retirement Plans

          The Company has a non-contributory qualified defined benefit pension plan covering substantially all of its employees. The benefits are based on an employee's total years of service and his or her highest five-year level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate.

          The following table details the changes both in the actuarial present value of the pension benefit obligation and in the plan's assets for the years ended December 31, 2000 and 1999. The table also shows the funded status of the plan at each year end and identifies amounts recognized and unrecognized in the Company's consolidated balance sheets.

--------------------------------------------------------------------------------
(dollars in thousands)                                 2000                1999
--------------------------------------------------------------------------------
Benefit obligation, beginning of year               $66,714            $ 73,769
Service cost for benefits                             3,458               3,756
Interest cost on benefit obligation                   4,905               4,535
Net actuarial (gain) loss                             3,131             (12,019)
Benefits paid                                        (3,502)             (3,327)
--------------------------------------------------------------------------------
Benefit obligation, end of year                      74,706              66,714
--------------------------------------------------------------------------------
Plan assets at fair value, beginning of year        101,844              97,766
Actual return on plan assets                          2,005               7,723
Benefits paid                                        (3,502)             (3,327)
Plan expenses                                          (308)               (318)
--------------------------------------------------------------------------------
Plan assets at fair value, end of year              100,039             101,844
--------------------------------------------------------------------------------
Plan assets in excess of benefit obligation,
     end of year                                     25,333              35,130
Unrecognized net actuarial gains                    (19,453)            (29,888)
Unrecognized net implementation asset                (1,094)             (1,499)
Unrecognized prior service cost resulting
     from plan amendments                            (1,080)             (1,204)
--------------------------------------------------------------------------------
Prepaid pension asset                               $ 3,706             $ 2,539
--------------------------------------------------------------------------------


                              Page 44 of 72 Pages

          The Company recognized a net pension benefit in each of the three years in the period ended December 31, 2000. The components of the net pension benefit were as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                          2000          1999         1998
--------------------------------------------------------------------------------
Service cost for benefits during the period  $ 3,458       $ 3,756      $ 2,854
Interest cost on benefit obligation            4,905         4,535        4,222
Expected return on plan assets                (8,002)       (7,677)      (7,162)
Amortization of:
     Unrecognized net actuarial gains           (999)         (421)        (785)
     Unrecognized net implementation asset      (405)         (405)        (405)
     Unrecognized prior service cost            (124)         (124)        (124)
--------------------------------------------------------------------------------
 Net pension benefit                         $(1,167)        $(336)     $(1,400)
--------------------------------------------------------------------------------

          The weighted-average discount rate used in determining the actuarial present value of the pension benefit obligation was 7.25% in 2000, 7.50% for 1999 and 6.25% for 1998. For all periods presented, the Company assumed an 8% expected long-term rate of return on plan assets and an annual rate of increase in future compensation levels of 4%.

          The pension plan held 219,800 shares of Company common stock at December 31, 2000, 1999 and 1998.

          The Company also has a nonqualified defined benefit plan which provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan's formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. At December 31, 2000, the actuarial present value of the excess benefit obligation was $2.7 million and the recorded accrued pension liability was $2.4 million. The net pension expense for the excess benefit plan was approximately $.5 million in 2000 and 1999 and $.4 million in 1998.

          The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees. Through 2000, the Company annually matched the savings of each participant up to 3% of his or her compensation. Beginning in 2001, the matching percentage will increase to 4%. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions, including those made by pooled entities with comparable plans, was approximately $1.7 million in 2000 and $1.6 million in 1999 and 1998.

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

          The net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was $7.2 million at December 31, 2000 and $6.8 million at December 31, 1999. The net periodic postretirement benefit expense was approximately $.7 million for 2000, $.6 million for 1999 and $.5 million for 1998. This expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. No component was individually significant for any period reported.

          For the actuarial calculation of its postretirement benefit obligations at December 31, 2000, 1999 and 1998, the Company assumed annual health care cost increases beginning at 7.20%, 7.80% and 8.40%, respectively, with each decreasing to a 5.00% rate over a five to seven year period. Discount rates of 7.25% in 2000, 7.50% in 1999 and 6.25% in 1998 were used in determining the present value of benefit obligations at the

                              Page 45 of 72 Pages
end of each period. A 1% rise in the assumed health care cost trend rates would increase the accumulated benefit obligation by approximately $1.2 million and the periodic net benefit expense by approximately $200,000. A 1% fall in these trend rates would decrease the accumulated benefit obligation by $1.0 million and the periodic net benefit expense by $140,000.

NOTE 12

STOCK-BASED INCENTIVE COMPENSATION

          The Company maintains two incentive compensation plans that incorporate stock-based compensation. The long-term incentive plan for key employees is administered by the Compensation Committee of the Board of Directors. The Committee designates who will participate and authorizes the awarding of grants. Under this plan, participants may receive stock options, restricted stock, performance shares, phantom shares and stock appreciation rights. To date, the Company has awarded only stock options and restricted stock. The Company may issue up to 7% of its outstanding common shares in connection with the long-term incentive plan awards. The directors' compensation plan provides for the annual award of common stock and stock options to each non-employee director. The Company is authorized to issue 150,000 shares under this plan. At December 31, 2000, future awards covering the issuance of 814,000 shares could be made under the employee plan and 12,200 shares under the directors' plan.

         The following schedule summarizes the common stock grants awarded under these plans during 2000, 1999 and 1998:

------------------------------------------------------------------------------
(dollars in thousands)                        Initial         Market Value
                                              Shares          of Award on
    Year      Plan                            Awarded          Grant Date
------------------------------------------------------------------------------
    2000      Employee                        78,500             $2,909
              Director                         4,200                145
    1999      Employee                        88,750              3,609
              Director                         5,100                200
    1998      Employee                        61,500              3,383
              Director                         5,100                259
------------------------------------------------------------------------------

          Employees can forfeit their shares if they terminate employment within three years of the grant date and they are prohibited from transferring or otherwise disposing of the shares during this period. In addition, the employee grants are subject to adjustment based on the Company's performance, as measured by its return on assets and return on equity over the restriction period, in relation to that of a designated peer group. The ultimate performance-based awards can range from 0% to 200% of the initial grants. All restrictions on employee shares would lapse upon a change in control of the Company. The directors' shares are awarded without any significant restrictions and are not subject to future adjustment.

          The Company initially measures the compensation expense related to a stock grant as the market value of the shares awarded on the grant date. This expense is recognized ratably over the restriction period, if any. Adjustments are made for forfeitures as they occur. The Company periodically re-measures compensation expense for performance-based grants for changes both in the estimate of the unrestricted shares to which employees will ultimately become entitled and in the market value of the Company's stock. Differences from previous compensation expense measurements are recognized prospectively over the remaining restriction periods. Compensation expense related to common stock awards was $2.5 million in 2000, and $3.5 million in 1999 and 1998.

                              Page 46 of 72 Pages

          The following table summarizes stock option activity under the employee long-term incentive plan and under the directors' compensation plan for each of the three years in the period ended December 31, 2000. The exercise price for all options is set at the market price on the grant date. All options are fully exercisable six months after the grant date and expire after ten years.

--------------------------------------------------------------------------------
                                       Employees                 Directors
--------------------------------------------------------------------------------
                                               Weighted-               Weighted-
                                                Average                 Average
                                               Exercise                Exercise
                                   Number        Price       Number      Price
--------------------------------------------------------------------------------
Outstanding at
     December 31, 1997            460,303       $31.65       58,000       $32.56
     Options granted              152,250        55.00       17,000        50.88
     Options exercised            (94,540)       24.74       (4,000)       34.47
--------------------------------------------------------------------------------
Outstanding at
     December 31, 1998            518,013        39.61       71,000        36.84
     Options granted              164,750        40.66       17,000        39.31
     Options exercised            (18,101)       20.99            -            -
     Options forfeited            (36,250)       46.37            -            -
--------------------------------------------------------------------------------
Outstanding at
     December 31, 1999            628,412        40.16       88,000        37.31
     Options granted              206,125        37.19       14,000        34.44
     Options exercised             (7,101)       23.89            -            -
     Options forfeited            (39,250)       43.95            -            -
--------------------------------------------------------------------------------
Outstanding and exercisable at
     December 31, 2000            788,186       $39.35      102,000       $36.92
--------------------------------------------------------------------------------

          The following table summarizes certain information about the stock options outstanding under these plans at December 31, 2000:

--------------------------------------------------------------------------------
                                                Weighted-              Weighted-
                           Number of             Average                 Average
Range of                    Shares               Years to               Exercise
Exercise Prices          Under Option           Expiration                 Price
--------------------------------------------------------------------------------
$13.22-$19.42               18,815                  2.0                   $16.80
$26.25-$28.88              118,682                  4.1                    28.15
$30.00-$39.31              316,939                  8.3                    35.15
$40.66-$42.44              290,500                  7.5                    41.51
$50.88-$55.00              145,250                  7.5                    54.52
--------------------------------------------------------------------------------
$13.22-$55.00              890,186                  7.2                   $39.07
--------------------------------------------------------------------------------

          In connection with the merger with Meritrust in 1998, the Company converted options held by Meritrust employees and directors into options to acquire 93,283 shares of Company stock at a weighted-average exercise price of $11.26. Holders exercised options for 8,928 shares in 2000, 22,992 shares in 1999 and 37,231 shares in 1998. The unexercised options at December 31, 2000 for 23,520 shares had a weighted-average exercise price of $16.54 and a weighted-average remaining life of five years.

          Upon its merger with First Citizens BancStock, Inc. in 1996, the Company converted options held by First Citizens employees and directors into options on 192,551 Company shares with a weighted-average exercise

                              Page 47 of 72 Pages
price of $11.64. Holders exercised options for 22,191 shares in 1999 and 1,000 in 1998. At December 31, 2000, 11,311 of these options with a weighted-average exercise price of $10.13 and a remaining life of three years remained unexercised.

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

          SFAS No. 123 requires the following disclosure of pro forma net income and earnings per share determined as if the fair value method had been applied in measuring and recognizing stock-based compensation expense related to option grants:

-------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                            2000        1999         1998
-------------------------------------------------------------------------------------------------------
Net income                                                            $67,028     $62,420      $52,679
Pro forma stock-based compensation expense, net of tax                  1,602       1,514        1,961
-------------------------------------------------------------------------------------------------------
Pro forma net income                                                  $65,426     $60,906      $50,718
-------------------------------------------------------------------------------------------------------
Pro forma earnings per share
     Basic                                                              $2.87       $2.65        $2.18
     Diluted                                                             2.86        2.64         2.16
Weighted-average fair value of options granted during the year           8.14        9.52        14.22
-------------------------------------------------------------------------------------------------------

          The fair values of the stock options were estimated as of the grant dates using the Black-Sholes option-pricing model. The Company made the following significant assumptions in applying the option-pricing model: (a) an expected annualized volatility for the Company's common stock of 23.43% in 2000, 22.47% in 1999, and 22.74% in 1998; (b) an average option life of seven years before exercise; (c) an expected annual dividend yield of 4.20% in 2000, 3.60% in 1999, and 2.70% in 1998; and (d) a weighted-average risk-free interest rate of 6.30% in 2000, 6.10% in 1999, and 5.60% in 1998.


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

                              Page 48 of 72 Pages

          Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its Tier 1 capital, total capital and leverage ratios must be at least 6%, 10% and 5%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 2000 and 1999 the Company's only significant banking subsidiary, Whitney National Bank, was categorized as well-capitalized, and there have been no events since December 31, 2000 that management believes would cause this status to change.

          The actual capital amounts and ratios and the required minimum and well-capitalized capital amounts for the Company and Whitney National Bank are presented in the following tables:

-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            Actual                          Well-
December 31, 2000                                             Amount    Ratio       Minimum(a) Capitalized(b)
-------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
      Company                                               $589,756      12.47%      $378,427         (c)
      Whitney Bank                                           526,011      11.26%       373,563      $466,953
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk Weighted Assets):
      Company                                               $533,975      11.29%      $189,213        (c)
      Whitney Bank                                           471,085      10.09%       186,781      $280,172
-------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                               $533,975       8.85%      $241,267        (c)
      Whitney Bank                                           471,085       7.88%       239,015      $298,768
-------------------------------------------------------------------------------------------------------------
December 31, 1999
-------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
      Company                                               $571,672      13.83%      $330,770         (c)
      Whitney Bank                                           490,773      11.88%       330,408      $413,011
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk Weighted Assets):
      Company                                               $527,206      12.75%      $165,385        (c)
      Whitney Bank                                           446,307      10.81%       165,204      $247,806
-------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                               $527,206       9.99%      $211,083        (c)
      Whitney Bank                                           446,307       8.46%       210,914      $263,643
-------------------------------------------------------------------------------------------------------------
(a) Minimum capital required for capital adequacy purposes.
(b) Capital required for well-capitalized status.
(c) Not applicable.

Other Regulatory Matters

          Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to the Company's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank may distribute to the Company. During 2001, the Bank will have available an amount equal to approximately $3 million plus its current net income to declare as dividends to the Company without prior regulatory approval.

          Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of the Bank's capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral.

                              Page 49 of 72 Pages

          Banks are required to maintain currency and coin or a non-interest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. During 2000 as in 1999, the reserve maintenance requirement was covered by the Bank's balances of coin and currency.

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

         A summary of off-balance-sheet financial instruments follows:

                                                                 December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                       2000           1999
--------------------------------------------------------------------------------
Commitments to extend credit                           $1,168,686     $1,247,833
Letters of credit and similar financial guarantees        136,740         88,080
Credit card and related lines                             266,400        203,764
--------------------------------------------------------------------------------


NOTE 15

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of estimated fair value information about certain on- and off-balance-sheet financial instruments where it is practicable to estimate those values. If quoted market prices are not available, which is true for many of the Company's financial instruments, the Company estimates fair value using present value or other valuation techniques. The assumptions used in applying these techniques, such as those concerning appropriate discount rates and estimates of future cash flows, require considerable judgment and significantly affect the resulting fair value estimates. In addition, no value estimate is assigned to future business opportunities from long-term customer relationships underlying certain financial instruments. Accordingly, the derived fair value estimates may not indicate the amount the Company could realize in a current settlement of the financial instruments.

                              Page 50 of 72 Pages

Reasonable comparability of fair value estimates between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous assumptions involved. The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.

          The following significant methods and assumptions were used by the Company to estimate the fair value of financial instruments:

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

          Deposits - SFAS No. 107 requires that deposits without stated maturities, such as non-interest-bearing demand deposits, NOW account deposits, money market deposits and savings deposits, be assigned fair values equal to the amounts payable upon demand (carrying amounts). Deposits with stated maturities were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturities.

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

          The estimated fair values of the Company's financial instruments follow:

                                                        December 31, 2000             December 31, 1999
------------------------------------------------------------------------------------------------------------
                                                      Carrying         Fair         Carrying         Fair
(dollars in thousands)                                  Amount         Value          Amount         Value
------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and short-term investments                     $  267,589     $  267,589     $  249,381     $  249,381
Investment in securities                             1,381,685      1,375,797      1,291,863      1,261,945
Loans, net                                           4,245,501      4,243,659      3,628,581      3,608,730
LIABILITIES:
Deposits                                             4,960,177      4,966,316      4,309,398      4,305,594
Short-term borrowings                                  595,838        595,838        541,357        541,357
------------------------------------------------------------------------------------------------------------


NOTE 16

CONTINGENCIES

          The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

                              Page 51 of 72 Pages

NOTE 17

STOCK REPURCHASE PROGRAM

          In 1999 the Board of Directors authorized the Company to repurchase up to one million shares, or approximately 4.3%, of its common stock. The Company completed the repurchase program in 1999, purchasing one million shares at a weighted-average price of $38.74 per share, or a total of approximately $39 million. No such programs were in effect during 2000 or 1998.


NOTE 18

OTHER NON-INTEREST INCOME

     The components of other non-interest income were as follows:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                           2000          1999         1998
--------------------------------------------------------------------------------
ATM fees                                      $ 3,966       $ 3,735      $ 3,446
Investment services income                      2,680         1,548        1,466
Secondary mortgage market operations            2,115         3,149        2,230
International services income                   2,089         2,009        1,895
Other fees and charges                          2,408         1,952        1,755
Other operating income                          2,633         1,366          657
Net gains on sales and other dispositions
 of foreclosed assets                           1,581         1,182        5,897
Gains on sales of surplus property              1,030         2,262          610
--------------------------------------------------------------------------------
     Total                                    $18,502       $17,203      $17,956
--------------------------------------------------------------------------------


NOTE 19

OTHER NON-INTEREST EXPENSE

     The components of other non-interest expense were as follows:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                           2000          1999         1998
--------------------------------------------------------------------------------
Security and other outsourced services        $ 6,404       $ 5,848      $ 5,475
Stationery and supplies                         3,935         4,298        4,468
Advertising                                     3,273         2,194        3,074
Deposit insurance and regulatory fees           1,669         1,316        1,182
Training expense                                1,004           764        2,148
Miscellaneous operating losses                  2,053         1,188        2,855
Other operating expense                         9,994        10,580       11,605
--------------------------------------------------------------------------------
    Total                                     $28,332       $26,188      $30,807
--------------------------------------------------------------------------------


                              Page 52 of 72 Pages

NOTE 20

INCOME TAXES

         The components of income tax expense (benefit) follow:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                           2000         1999         1998
--------------------------------------------------------------------------------
Included in net income
  Current
    Federal                                   $36,943      $31,142      $25,422
    State                                         421          707          222
--------------------------------------------------------------------------------
      Total current                            37,364       31,849       25,644
--------------------------------------------------------------------------------
  Deferred
    Federal                                    (4,699)      (1,975)        (221)
    State                                         142          (46)        (265)
--------------------------------------------------------------------------------
      Total deferred                           (4,557)      (2,021)        (486)
--------------------------------------------------------------------------------
      Total                                   $32,807      $29,828      $25,158
--------------------------------------------------------------------------------
Included in shareholders' equity
  Deferred tax expense (benefit)
   related to the change in the
   net unrealized gain (loss) on securities $ 2,905 $(1,731) $ (378) Current tax benefit related to nonqualified stock options
   and restricted stock                           (28)        (383)      (1,342)
--------------------------------------------------------------------------------
      Total                                   $ 2,877      $(2,114)     $(1,720)
--------------------------------------------------------------------------------

          Income tax expense was different from the amounts computed by applying the statutory federal income tax rates to pretax income as follows:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(in percentages)                                 2000         1999         1998
--------------------------------------------------------------------------------
Federal income tax expense                      35.00%       35.00%       35.00%
Increase (decrease) resulting from
    Tax exempt income                           (3.11)       (3.55)       (3.40)
    Non-deductible merger-related expenses          -            -          .72
    State income tax and miscellaneous items      .97          .88            -
--------------------------------------------------------------------------------
Effective tax rate                              32.86%       32.33%       32.32%
--------------------------------------------------------------------------------


                              Page 53 of 72 Pages

          Temporary differences arise between the tax bases of assets or liabilities and their reported amounts in the financial statements. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow:

                                                                                 December 31
-------------------------------------------------------------------------------------------------
(dollars in thousands)                                                       2000           1999
-------------------------------------------------------------------------------------------------
Deferred tax assets:
  Reserves for losses on loans and foreclosed assets                      $18,984        $14,961
  Employee benefit plan liabilities                                         5,120          5,249
  Net unrealized loss on securities                                             -          1,867
  Unrecognized interest income                                              1,343          1,357
  Other                                                                     3,961          1,601
-------------------------------------------------------------------------------------------------
  Total deferred tax assets                                                29,408         25,035
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Accumulated depreciation and amortization                                 8,347          4,278
  Net unrealized gain on securities                                         1,038              -
  Other                                                                     1,296          1,534
-------------------------------------------------------------------------------------------------
  Total deferred tax liabilities                                           10,681          5,812
-------------------------------------------------------------------------------------------------
  Net deferred tax asset                                                  $18,727        $19,223
-------------------------------------------------------------------------------------------------

          The change in the net deferred tax asset during 2000 includes the impact of the addition of deferred tax assets and liabilities of acquired companies. This component of the overall change is not reflected in the deferred tax provisions for 2000.

NOTE 21

EARNINGS PER SHARE
          The components used to calculate basic and diluted earnings per share are as follows:

                                                                 Years Ended December 31
-------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                 2000           1999           1998
-------------------------------------------------------------------------------------------------
Numerator:
    Net income                                             $67,028        $62,420        $52,679
    Effect of dilutive securities                                -              -              -
-------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share               $67,028        $62,420        $52,679
-------------------------------------------------------------------------------------------------
Denominator:
    Weighted-average shares outstanding                 22,775,529     23,013,671     23,283,458
    Effect of dilutive stock options                        61,810         77,434        216,185
-------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share          22,837,339     23,091,105     23,499,643
-------------------------------------------------------------------------------------------------
Earnings per share:
    Basic                                                    $2.94          $2.71          $2.26
    Diluted                                                   2.94           2.70           2.24
-------------------------------------------------------------------------------------------------
Antidilutive stock options                                 581,226        458,421        123,125
-------------------------------------------------------------------------------------------------


                              Page 54 of 72 Pages

NOTE 22

PARENT COMPANY FINANCIAL STATEMENTS

          The following  financial  statements  are for the parent company only.
For  the   statement  of  cash  flows,   cash  and  cash   equivalents   include
non-interest-bearing and interest-bearing deposits in banking subsidiaries.

BALANCE SHEETS                                                                  December 31
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        2000             1999
----------------------------------------------------------------------------------------------------
ASSETS
  Investment in banking subsidiaries                                      $567,468         $476,204
  Other investments in subsidiaries                                          1,798            1,782
  Interest-bearing deposits in banking subsidiaries                         53,799           78,900
  Dividends receivable                                                       8,407            7,450
  Other assets                                                               3,815            2,993
----------------------------------------------------------------------------------------------------
    Total assets                                                          $635,287         $567,329
----------------------------------------------------------------------------------------------------
LIABILITIES
  Dividends payable                                                        $ 8,407          $ 7,450
  Other liabilities                                                          3,920            2,776
----------------------------------------------------------------------------------------------------
    Total liabilities                                                       12,327           10,226
SHAREHOLDERS' EQUITY                                                       622,960          557,103
----------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                            $635,287         $567,329
----------------------------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS                                             Years Ended December 31
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                           2000           1999           1998
----------------------------------------------------------------------------------------------------
Dividend income from banking subsidiaries                     $62,872        $88,276        $71,474
Equity in undistributed earnings of subsidiaries
  Banks                                                         3,201        (26,909)       (18,557)
  Nonbanks                                                         20             12              4
Other income (expense), net                                       935          1,041           (242)
----------------------------------------------------------------------------------------------------
NET INCOME                                                    $67,028        $62,420        $52,679
----------------------------------------------------------------------------------------------------


                              Page 55 of 72 Pages

STATEMENTS OF  CASH FLOWS                                            Years Ended December 31
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                          2000           1999           1998
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                   $67,028        $62,420        $52,679
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in undistributed earnings of subsidiaries          (3,221)        26,897         18,553
    Increase in dividends receivable                            (957)           (66)        (1,195)
    Other, net                                                   279             80            468
----------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                   63,129         89,331         70,505
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Investment in and advances to subsidiaries                 (58,173)          (735)             -
  Other, net                                                     127              -              -
----------------------------------------------------------------------------------------------------
  Net cash used in investing activities                      (58,046)          (735)             -
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends                                             (31,915)       (29,841)       (26,443)
  Proceeds from issuance of stock                              3,316          3,354          8,201
  Purchases of treasury stock                                 (1,622)       (39,948)        (1,300)
----------------------------------------------------------------------------------------------------
  Net cash used in financing activities                      (30,221)       (66,435)       (19,542)
----------------------------------------------------------------------------------------------------
  Increase in cash and cash equivalents                      (25,138)        22,161         50,963
  Cash and cash equivalents at beginning of year              78,988         56,827          5,864
----------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                   $53,850        $78,988        $56,827
----------------------------------------------------------------------------------------------------

          As is discussed in Note 3, Whitney Holding Corporation issued common stock with a value of $22.1 million in connection with its purchase of First Ascension Bancorp, Inc. in November 2000.

                              Page 56 of 72 Pages

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

          Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility, is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process, and is updated as necessary. Management continually monitors the system of internal control for compliance. The Company maintains a professional staff of internal auditors who independently assess the effectiveness of internal controls and recommend possible system improvements. As part of their audit of the Company's 2000 financial statements, Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has considered the recommendations of the internal auditors and Arthur Andersen LLP concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 2000, the Company's system of internal control is adequate to accomplish the objectives discussed above.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS
AND BOARD OF DIRECTORS OF
WHITNEY HOLDING CORPORATION:

          We have audited the consolidated balance sheets of Whitney Holding Corporation (a Louisiana corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitney Holding Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP
New Orleans, Louisiana
January 17, 2001
(except with respect to the matters discussed in Note 3, as to which the date is
 January 30, 2001)
                              Page 57 of 72 Pages

SUMMARY OF QUARTERLY FINANCIAL INFORMATION
---------------------------------------------------------------------------------------------------------------------------
                                                                                         2000 Quarters (a)
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                         4th              3rd             2nd             1st
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $63,221          $61,937         $61,956         $59,999
Net interest income (TE)                                           64,566           63,275          63,361          61,553
Provision for possible loan losses                                  2,500            2,500           2,500           2,500
Non-interest income (excluding securities transactions)            18,931           18,036          17,365          17,293
Securities transactions                                                 -                -               -               -
Non-interest expense (b)                                           53,353           52,256          51,960          50,232
Income tax expense                                                  8,423            8,166           8,221           7,997
---------------------------------------------------------------------------------------------------------------------------
Net income (b)                                                    $16,774          $17,051         $16,640         $16,563
---------------------------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                               $6,118,696       $5,943,706      $5,772,055      $5,559,059
    Earning assets                                              5,624,216        5,462,982       5,289,319       5,089,265
    Loans                                                       4,214,762        4,033,625       3,863,079       3,715,427
    Deposits                                                    4,717,238        4,529,676       4,557,066       4,417,950
    Shareholders' equity                                          608,461          582,464         571,220         564,010
---------------------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                                         1.09%            1.14%           1.16%           1.20%
    Return on average shareholders' equity                          10.97            11.65           11.72           11.81
    Net interest margin                                              4.58             4.62            4.81            4.85
---------------------------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                                            $.72             $.75            $.74            $.73
    Diluted                                                           .72              .75             .73             .73
Dividends per share                                                   .36              .36             .36             .36
Trading data (c)
    High stock price                                               $41.69           $37.19          $39.13          $36.66
    Low stock price                                                 33.13            33.38           31.75           31.50
    Closing stock price                                             36.31            36.31           34.19           32.63
    Trading volume                                              1,891,381        1,306,004       1,609,130       2,237,876
---------------------------------------------------------------------------------------------------------------------------
                                                                                       1999 Quarters (a)
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                         4th              3rd             2nd             1st
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $58,549          $56,952         $55,492         $54,755
Net interest income (TE)                                           60,048           58,418          56,899          56,120
Provision for possible loan losses                                  1,750            2,000           1,250           1,000
Non-interest income (excluding securities transactions)            18,023           17,180          16,090          15,286
Securities transactions                                                 -                -               -               -
Non-interest expense                                               50,164           47,987          48,022          47,906
Income tax expense                                                  7,969            7,810           7,210           6,839
---------------------------------------------------------------------------------------------------------------------------
Net income                                                        $16,689          $16,335         $15,100         $14,296
---------------------------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                               $5,310,400       $5,232,588      $5,236,898      $5,192,831
    Earning assets                                              4,869,097        4,793,980       4,782,107       4,728,438
    Loans                                                       3,560,119        3,419,433       3,287,766       3,239,464
    Deposits                                                    4,213,370        4,196,385       4,233,337       4,183,433
    Shareholders' equity                                          554,529          554,920         564,147         567,651
---------------------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                                         1.25%            1.24%           1.16%           1.12%
    Return on average shareholders' equity                          11.94            11.68           10.74           10.21
    Net interest margin                                              4.91             4.85            4.77            4.79
---------------------------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                                            $.74             $.72            $.65            $.61
    Diluted                                                           .74              .71             .65             .61
Dividends per share                                                   .33              .33             .33             .33
Trading data (c)
    High stock price                                               $39.25           $39.75          $41.75          $38.25
    Low stock price                                                 33.50            33.25           35.63           32.19
    Closing stock price                                             37.06            34.38           39.75           36.91
    Trading volume                                              2,068,524        1,866,193       2,625,862       2,809,867
---------------------------------------------------------------------------------------------------------------------------
(a)  Unaudited.
(b)  Non-interest expense for the fourth quarter of 2000 includes $1,102 of merger-related expenses, which reduced net income for the quarter by $716 on an after-tax basis.
(c)  All closing prices represent closing sales prices as reported on The Nasdaq
     Stock Market.

                              Page 58 of 72 Pages

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The names, ages and positions of the Company's directors and executive officers are listed below with their business experience during the past five years.

                                                                                Director         Term
Name and Age                        Principal Occupation                        Since            Expires
Robert C. Baird, Jr., 50            Executive Vice President of                  N/A              N/A
                                    the Company and Whitney
                                    National Bank since 1995

Guy C. Billups, Jr., 73             Former Chairman of the Board                1997             2002
                                    of Merchants Bancshares, Inc. and
                                    Merchants Bank & Trust Company,
                                    retired 1997; Director, Billups
                                    Plantation, Inc. (farming)

Harry J. Blumenthal, Jr., 55        President, Blumenthal                       1993             2004
                                    Print Works, Inc.
                                    (textiles manufacturing)

Joel B. Bullard, Jr., 50            President, Joe Bullard                      1994             2004
                                    Automotive Companies

James M. Cain, 67                   Former Vice Chairman, Entergy               1987             2002
                                    Corp. (utility holding company);
                                    former Chairman of the Board,
                                    Chief Executive Officer and
                                    President, Louisiana Power and
                                    Light Company (electric utility);
                                    former Director, Chief Executive
                                    Officer and President, New
                                    Orleans Public Service, Inc.,
                                    retired 1993

Thomas L. Callicutt, Jr., 53        Executive Vice President and Chief           N/A              N/A
                                    Financial Officer of the Company and
                                    Whitney National Bank since 1999; Senior
                                    Vice President and Comptroller of Whitney
                                    National Bank from 1998 to 1999; former
                                    Executive Vice President, Controller and
                                    Principal Accounting Officer, First
                                    Commerce Corporation, a $9 billion asset
                                    bank holding company, from 1996 to 1998,
                                    and Senior Vice President, Controller
                                    and Principal Accounting Officer from
                                    1987 to 1996

                              Page 59 of 72 Pages

                                                                                Director         Term
Name and Age                        Principal Occupation                        Since            Expires

Rodney D. Chard, 58                 Executive Vice President                     N/A              N/A
                                    of the Company and Whitney
                                    National Bank since 1996; Former
                                    Consultant with EDS Management
                                    Consulting Services from 1992 to 1995

Angus R. Cooper II, 58              Chairman and Chief Executive                1994             2004
                                    Officer, Cooper/T. Smith Corp.
                                    (shipping service company);
                                    Director, Friede Goldman Halter, Inc.

Robert H. Crosby, Jr., 80           Chairman of the Board and                   1972             2002
                                    Chief Executive Officer,
                                    Crosby Land & Resources
                                    (timberland holdings, oil
                                    and gas production)

Richard B. Crowell, 62              Attorney, Crowell & Owens;                  1983             2002
                                    Director, CLECO

G. Blair Ferguson, 57               Executive Vice President                     N/A              N/A
                                    of the Company and Whitney
                                    National Bank since 1993

William A. Hines, 64                Chairman of the Board,                      1986             2001
                                    Nassau Holding Corporation
                                    (holding company of entities
                                    in oil field service industry);
                                    Director, Unifab International, Inc.

John C. Hope, III, 51               Executive Vice President                     N/A              N/A
                                    of the Company since 1994 and
                                    Whitney National Bank since 1998

John J. Kelly, 66                   Chairman, Louisiana Technology              1986             2005
                                    Council; former President, Textron
                                    Marine and Land Systems (designs
                                    and builds advance technology
                                    vehicles and craft), retired 1999

E. James Kock, Jr., 72              Former President, Bowie                     1965             2003
                                    Lumber Associates, Downmans
                                    Associates, Jeanerette Lumber &
                                    Shingle Co., Ltd. and White
                                    Castle Lumber & Shingle Co., Ltd.
                                    (land and timber holdings, and
                                    investments), retired 1993

Kenneth A. Lawder, Jr., 59          Executive Vice President                     N/A              N/A
                                    of the Company and Whitney
                                    National Bank since 1991

                              Page 60 of 72 Pages

                                                                                Director         Term
Name and Age                        Principal Occupation                        Since            Expires

Alfred S. Lippman, 62               Managing Member, Lippman,                   1996             2001
                                    Mahfouz & Martin, L.L.C.
                                    Attorneys at Law

William L. Marks, 57                Chairman of the Board and                   1990             2005
                                    Chief Executive Officer of
                                    the Company and Whitney
                                    National Bank since 1990

R. King Milling, 60                 President of the Company                    1979             2003
                                    and Whitney National Bank
                                    since 1984

Eric J. Nickelsen, 56               Real estate developer and                   2000             2001
                                    part owner, John S. Carr &
                                    Company, Inc. (January 1998
                                    to present);  former Chairman
                                    of the Board, Chief Executive
                                    Officer and President, Barnett
                                    Bank of West Florida (December
                                    1993 to January 1998)

John G. Phillips, 78                Former Chairman of the Board                1972             2003
                                    and Chief Executive Officer, The
                                    Louisiana Land and Exploration
                                    Company (oil and gas exploration
                                    and production), retired 1985

John K. Roberts, Jr., 64            Former Chairman of the Board,               1985             2002
                                    Pan-American Life Insurance
                                    Company (markets and services
                                    life, health and retirement insurance),
                                    retired 2000

Carroll W. Suggs, 62                Chairman, Chief Executive                   1996             2001
                                    Officer and President,
                                    Petroleum Helicopters, Inc.;
                                    Director, Global Marine, Inc.

          In further response to this Item 10, registrant incorporates by reference the section entitled "Compliance with Section 16(a) Beneficial Ownership Reporting Compliance" of its Proxy Statement dated March 15, 2001.

                              Page 61 of 72 Pages

Item 11: EXECUTIVE COMPENSATION

          In response to this item, registrant incorporates by reference the sections entitled "Summary Compensation Table," "Option Grants Table," "Option Exercises and Year-End Value Table," and "Retirement Plans, Change in Control Agreements" of its Proxy Statement dated March 15, 2001.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          In response to this item, registrant incorporates by reference the sections entitled "Voting Securities and Principal Holders" and "Beneficial Ownership of Directors and Management and Other Information" of its Proxy Statement dated March 15, 2001.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement dated March 15, 2001.

                                                       PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The   following  consolidated  financial    statements       and
                supplementary data of the Company and its subsidiaries are included in Part II Item 8:
                                                                     Page Number
                Consolidated Balance Sheets --
                 December 31, 2000 and 1999                                   29

                Consolidated Statements of Operations --
                 Years Ended December 31, 2000, 1999 and 1998                 30

                Consolidated Statements of Changes in Shareholders'
                Equity --
                 Years Ended December 31, 2000, 1999 and 1998                 31

                Consolidated Statements of Cash Flows --
                 Years Ended December 31, 2000, 1999 and 1998                 32

                Notes to Consolidated Financial Statements                    33

                Report of Independent Public Accountants                      57

                Summary of Quarterly Financial Information                    58

         (a)(2) All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes to the consolidated financial statements.

         (a)(3) Exhibits:

               Exhibit 3.1 - Copy of the Company's  Composite  Charter (filed as
               Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 3.2 - Copy of the Company's Bylaws (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

                              Page 62 of 72 Pages

               Exhibit 10.1 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks (filed as
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.2 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling (filed as
               Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Kenneth A. Lawder, Jr. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama and John C. Hope, III (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.6 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.7 - Long-term incentive program (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.7a - Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.8 - Executive compensation plan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.9 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit
               19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.9a - Form of amendment to restricted stock agreement between Whitney Holding Corporation and certain of its officers.

               Exhibit 10.10 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit
               19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.10a - Form of amendment to stock option agreement between Whitney Holding Corporation and certain of its officers.

                              Page 63 of 72 Pages

               Exhibit 10.11 - Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.11a - Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.12 - Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.13 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
               Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.14 - Form of Amendment to Section 2.1e of the Executive agreements filed as Exhibits 10.1 through 10.6 herein (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.15 - Executive agreement between Whitney National Bank of Mississippi and Guy C. Billups, Jr. (filed as Exhibit 10.19 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.16 - Form of Amendment adding subsection 2.1g to the Executive Agreements filed as Exhibits 10.1 through 10.6 and
               Exhibit 10.13 herein (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-0126) and incorporated by reference).

               Exhibit 10.17 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 21 - Subsidiaries

               Whitney Holding Corporation owns 100% of Whitney National Bank and Bank of Prattville, an Alabama state bank that it acquired in January 2001. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

               Exhibit 23 -  Consent of Arthur Andersen LLP dated March 30, 2001


         (b)   Reports of Form 8-K

               None

                              Page 64 of 72 Pages

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     WHITNEY HOLDING CORPORATION
                                                            (Registrant)


                                                 By:/s/William L. Marks
                                                    ----------------------------
                                                    William L. Marks
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                                    March 28, 2001
                                                    ----------------------------
                                                                Date

                              Page 65 of 72 Pages

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           Signature                     Title                    Date
---------------------------------       --------              --------------



/s/William L. Marks                     Chairman of the Board,
---------------------------------,      Chief Executive Officer
         William L. Marks               and Director          March 28, 2001
                                                              ------------------


/s/R. King Milling                      President
---------------------------------,      and Director          March 28, 2001
         R. King Milling                                      ------------------


/s/Thomas L. Callicutt, Jr.             Executive
--------------------------------,       Vice President and
         Thomas L. Callicutt, Jr.       Chief Financial Officer
                                        (Principal            March 28, 2001
                                        Accounting Officer)   ------------------


/s/Guy C. Billips, Jr.                  Director
---------------------------------,
         Guy C. Billups, Jr.                                  March 28, 2001
                                                              ------------------


/s/Harry J. Blumenthal, Jr.            Director
---------------------------------,
         Harry J. Blumenthal, Jr.                             March 28, 2001
                                                              ------------------


/s/Joel B. Bullard, Jr.                Director
---------------------------------,
         Joel B. Bullard, Jr.                                 March 28, 2001
                                                              ------------------



/s/James M. Cain                        Director
---------------------------------,
         James M. Cain                                        March 28, 2001
                                                              ------------------



/s/Angus R. Cooper II                   Director
---------------------------------,
         Angus R. Cooper II                                   March 28, 2001
                                                              ------------------



                                        Director
---------------------------------,
         Robert H. Crosby, Jr.
                                                              ------------------


/s/Richard B. Crowell                   Director
---------------------------------,
         Richard B. Crowell                                   March 28, 2001
                                                              ------------------


                                        Director
---------------------------------,
         William A. Hines
                                                              ------------------


                              Page 66 of 72 Pages

           Signature                     Title                    Date
---------------------------------       --------              --------------



                                        Director
---------------------------------,
         John J. Kelly
                                                              ------------------


/s/E. James Kock, Jr.                   Director
---------------------------------,
         E. James Kock, Jr.                                   March 28, 2001
                                                              ------------------


/s/Alfred S. Lippman                    Director
---------------------------------,
         Alfred S. Lippman                                    March 28, 2001
                                                              ------------------


/s/Eric J. Nickelsen                    Director
---------------------------------,
         Eric J. Nickelsen                                    March 28, 2001
                                                              ------------------


/s/John G. Phillips                     Director
---------------------------------,
         John G. Phillips                                     March 28, 2001
                                                              ------------------


/s/John K. Roberts, Jr.                 Director
---------------------------------,
         John K. Roberts, Jr.                                 March 28, 2001
                                                              ------------------


/s/Carroll W. Suggs                     Director
---------------------------------,
         Carroll W. Suggs                                     March 28, 2001
                                                              ------------------

                              Page 67 of 72 Pages

Exhibit 10.9a
                           WHITNEY HOLDING CORPORATION



Re:      NOTICE AND ACCEPTANCE OF GRANT OF TARGETED RESTRICTED STOCK

Dear _________:

          The Compensation Committee (the "Committee") appointed under the Whitney Holding Corporation (the "Corporation") Long Term Incentive Plan (the "Plan") has granted you shares of no par value voting common stock issued by the Corporation (the "Common Stock"), subject to certain limitations and restrictions. This letter is intended to constitute notice of the terms and conditions applicable to the grant, your acknowledgement of and agreement to be bound by the terms and conditions set forth below.

          1. Grant. The Corporation hereby grants you ______ shares of Common Stock (the "Target Grant"), subject to the restrictions set forth in this agreement.

          2. Restrictions and Adjustments Related to Target Award. Common Stock issued in the form of the Target Grant, including the right to receive dividends or vote shares, shall not be subject in any manner to sale, transfer, pledge, assignment or other encumbrance or disposition, whether by operation of law or otherwise and whether voluntarily or involuntarily. Except as set forth herein, such restrictions shall lapse three years from the date hereof, _______.

          Notwithstanding the preceding paragraph, all or a portion of the Target Grant may be forfeited or the number of shares subject to the Target Grant may be increased if the Committee, in its sole discretion, determines that the performance objectives related to the return on assets ("ROA") and return on equity ("ROE") of Whitney National Bank (the "Bank") for calendar years _____, _____, and _____, all as set forth more fully in that certain memorandum dated
_____, concerning performance driven restricted stock awards ("the Memorandum"), were not satisfied or were exceeded, as the case may be. Such adjustment shall be made by the Committee as of the Lapse Date; the Committee (or its designee) shall provide you with written notice of any reduction or increase in the number of shares subject to the Target Grant, including information concerning the attainment of the performance objectives set forth herein.

          For purposes of this paragraph 2, the Committee possesses the sole discretion to determine whether the performance objectives set forth herein have been attained, including with limitation, the authority to determine the Bank's ROE and ROA and the method used to determine peer group performance. In addition, the Committee possesses the authority to modify either the method used to determine attainment of the performance objectives or the number of shares subject to adjustment (provided, however, that the transfer of Common Stock hereunder shall not exceed 200% of the amount of the Target Grant), if the Committee determines such modification is necessary or appropriate to take into account unusual facts and circumstances.

          3. Termination. If your employment with the Corporation or the Bank (the "Bank") or an affiliate thereof is terminated for any reason, including death, disability or retirement, shares of Common Stock then subject to restriction shall be forfeited; provided, however, that the Committee, in its sole discretion, may elect to modify the forfeiture required under this paragraph 3.

          4. Escrow Requirement. Certificates representing shares of Common Stock shall be issued and registered in your name, but held, together with a stock power endorsed by you in blank, by the Corporation.

                              Page 68 of 72 Pages

          As of the Lapse Date, the Corporation shall promptly deliver to you shares of Common Stock free of restriction, subject to the adjustment described in paragraph 2 hereof; provided, however, that the Corporation's obligation to deliver certificates may be postponed, in the sole discretion of the Corporation, for any period necessary to list, register or otherwise qualify the shares under Federal securities laws or other applicable state securities law, and the Corporation shall have the right to collect, as a condition of delivery of shares of Common stock hereunder, any taxes required by law to be withheld.

          5. Employment Rights. Neither this letter nor the transfer of shares hereunder shall be deemed to confer upon you any right to continue in the employ of the Corporation or the Bank or an affiliate or interfere, in any manner, with the right of the Corporation or the Bank or an affiliate thereof to terminate your employment, whether with or without cause.

          6. Additional Requirements. Shares of Common Stock issued hereunder shall be subject to such legends as the Committee, in its sole discretion, deems necessary or appropriate to implement the restrictions imposed hereunder or comply with applicable Federal or state securities laws. In connection therewith and prior to the issuance of such shares, you may be required to deliver to the Committee or the Corporation such documents as the Committee or the Corporation deems necessary or appropriate to ensure compliance with applicable law.

          7. Rights as a Shareholder. During the period commencing as of the date hereof and ending as of the Lapse Date, you shall be entitled to vote shares and receive dividends with respect to shares subject to the Target Grant.

          8. Program Provisions. The issuance of Common Stock hereunder shall be subject to such additional terms and conditions as may be imposed under the terms of the Program, including the Memorandum, in addition to the terms and conditions of this agreement. By execution of this agreement, you acknowledge that you have reviewed and read a copy of the Plan, the Memorandum, and that any determination by the Committee taken in good faith with respect to the Plan or any grant or award hereunder or this agreement.

                                      Very truly yours,
                                      WHITNEY HOLDING CORPORATION
                                      BY:________________________________
                                         William L. Marks, Chairman of the Board
                                         and Chief Executive Officer

                          ACKNOWLEDGMENT AND AGREEMENT
                          ----------------------------

          By execution of this letter, I agree that transfer of Common Stock discussed herein shall be governed by and is subject to the foregoing terms and conditions and the provisions of the Plan, including the Memorandum, all of which have been furnished to me.

                                                   -----------------------------

                                                   -----------------------------
                                                   Date
                              Page 69 of 72 Pages

Exhibit 10.10a
                           WHITNEY HOLDING CORPORATION



Re:      Long Term Incentive Plan
         NOTICE AND ACCEPTANCE OF GRANTS OF STOCK OPTIONS
         ------------------------------------------------

Dear _________:

          The Compensation Committee (the "Committee") of the Whitney Holding Corporation (the "Corporation") Long Term Incentive Plan (the "Plan") has granted to you an incentive stock option which is the right to purchase shares of no par value voting common stock issued by the Corporation (the "Common Stock"), subject to certain conditions. This letter is intended to constitute notice of the terms and conditions applicable to such grant and your acknowledgment of and agreement to be bound by the terms and conditions set forth below.

          1. Grant. The Corporation hereby grants to you the incentive stock options to purchase _______ shares and a non-statutory option to purchase _______ shares each at a price of _____ per share, which is the fair market value of the shares as of the date thereof.

          2. Time of Exercise. This option shall be exercisable only while you are an employee of the Corporation or Whitney National Bank (the "Bank"); provided, however, that the Committee, in its discretion, may act to extend the period of exercise subject to the provisions of the Plan. The option shall be exercisable no sooner than six months and one day from the date of the grant, _____, or later than ten years after the date of the grant.

          Notwithstanding any other provision of this paragraph 2, when an incentive stock option granted hereunder becomes exercisable for the first time, the incentive stock option is exercisable only to the extent that the aggregate fair market value (determined at the time the option is granted) of the shares of Common Stock subject to such option does not exceed $100,000.00 as is the case in this grant. The term "fair market value" shall have the meaning set forth in Section 2.10 of the Plan.

          3. Method of Exercise. The option, to the extent exercisable, shall be exercised, in whole or part, by providing written notice to the Corporation care of the Chief Executive Officer or their designee, which notice shall designate the number of shares of Common Stock to be purchased and shall be accompanied by the full purchase price for the shares. The purchase price for the shares may be paid in cash, certified or uncertified check, bank draft, or in such other manner as may be authorized, from time to time, by the Committee.

          Delivery of certificates representing the purchased shares of Common Stock shall be made by the Corporation promptly after receipt of notice of exercise and payment; provided, however, that the Corporation's obligation to deliver certificates may be postponed, in the sole discretion of the Committee or the Corporation, for any period necessary to list, register or otherwise qualify the purchased shares under Federal securities laws or any applicable state securities law, and the Corporation shall have the right to collect, as a condition of delivery shares of Common Stock hereunder, any taxes required by law to be withheld.

          4. No Assignment. This option shall not be subject in any manner to sale, transfer, pledge, assignment or other encumbrance or disposition, whether by operation of law or otherwise and whether voluntarily or involuntarily, except by will or the laws of descent and distribution.

          5. Employment Rights. Neither this letter, nor the grant of the option hereunder, nor the exercise of such option shall be deemed to confer upon you any right to continue in the employment of the Corporation or the Bank or interfere, in any manner, with the right of the Corporation or the Bank to terminate your employment, whether with or without cause, in its sole discretion.

                              Page 70 of 72 Pages

          6. Additional Requirements. Common Stock acquired by you on the exercise of an option hereunder shall be subject to such legends as the Committee or the Corporation, in its sole discretion, deems appropriate to comply with applicable Federal or state Securities laws. In connection therewith and prior to the issuance of such shares, you shall be required to deliver to the Corporation such other documents as may be reasonably required to ensure compliance with applicable Federal or state securities laws.

          7. Plan Provisions. The option to acquire shares of Common Stock granted hereunder shall be subject to such additional terms and conditions as may be imposed under the terms of the Plan, in addition to the terms and conditions of this agreement. By execution of this agreement, you acknowledge that you have reviewed and read a copy of the Plan Prospectus and that no member of the Committee shall be liable for any action or determination taken on good faith with respect to the Plan or any grant or award hereunder or this agreement.

                                         Very truly yours,

                                         WHITNEY HOLDING CORPORATION

                                         BY:____________________________________
                                         William L. Marks, Chairman of the Board
                                         and Chief Executive Officer



                          ACKNOWLEDGMENT AND AGREEMENT
                          ----------------------------

          By execution of this paragraph, I agree that the option and the shares of Common Stock transferred upon the exercise of the option shall be governed by and are subject to the foregoing terms and conditions and the provisions of the Plan.

                                       -----------------------------------------


                                       -----------------------------------------
                                       Date

                              Page 71 of 72 Pages

Exhibit 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation by reference of our report in this Form 10-K, into Whitney Holding Corporation's previously filed Registration Statements on Forms S-3 (File Nos. 33-52999, 33-55307, and 333-49782), Form S-8 (File Nos. 333-56024, as amended, 333-68506,
333-01591,  333-30257  and  333-51065)  and Form 424B3 (File Nos.  333-50482 and
333-51576).


/s/Arthur Andersen LLP

New Orleans, Louisiana
March 30, 2001


                              Page 72 of 72 Pages