Form 10-Q
period 2001-03-31
WHITNEY HOLDING CORP
filed 2001-05-15
CIK 106926

May 15, 2001


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                             -------------------

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended March 31, 2001.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                   Sincerely,

                                   /s/Thomas L. Callicutt, Jr.
                                   ---------------------------------------------
                                   Thomas L. Callicutt, Jr.
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (504) 552-4591

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

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001      Commission file number 0-1026


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
   (State of incorporation)                            (I.R.S. Employer
                                                      Identification No.)


                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes  X      No
                                      -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at April 30, 2001
----------------------------                   -----------------------------
 Common Stock, no par value                             26,287,720


================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I.  Financial Information

              Item 1:  Financial Statements:
                        Consolidated Balance Sheets                            1
                        Consolidated Statements of Operations                  2
                        Consolidated Statements of Changes in
                          Shareholders' Equity                                 3
                        Consolidated Statements of Cash Flows                  4
                        Notes to Consolidated Financial Statements             5
                        Selected Financial Data                                8

              Item 2:  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations          9

              Item 3:  Quantitative and Qualitative Disclosures About
                        Market Risk                                           22



--------------------------------------------------------------------------------

PART II. Other Information

              Item 1:  Legal Proceedings                                      23

              Item 2:  Changes in Securities and Use of Proceeds              23

              Item 3:  Defaults Upon Senior Securities                        23

              Item 4:  Submission of Matters to a Vote of Security
                         Holders                                              23

              Item 5:  Other Information                                      23

              Item 6:  Exhibits and Reports on Form 8-K                       23

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                              WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                       March 31       December 31
   (dollars in thousands)                                                                2001             2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from financial institutions                                         $   220,319        $   273,121
   Investment in securities
        Securities available for sale                                                 1,077,027            537,262
        Securities held to maturity, fair values of $353,408 and
          $919,039, respectively                                                        348,563            924,927
-------------------------------------------------------------------------------------------------------------------
           Total investment in securities                                             1,425,590          1,462,189
   Federal funds sold and short-term investments                                        315,257             15,270
   Loans, net of unearned income                                                      4,513,617          4,601,492
        Reserve for possible loan losses                                                (61,846)           (61,017)
-------------------------------------------------------------------------------------------------------------------
           Net loans                                                                  4,451,771          4,540,475
-------------------------------------------------------------------------------------------------------------------
   Bank premises and equipment                                                          170,637            174,450
   Intangible assets                                                                     85,196             87,017
   Accrued interest receivable                                                           41,115             44,203
   Other assets                                                                          60,074             53,540
-------------------------------------------------------------------------------------------------------------------
             Total assets                                                           $ 6,769,959        $ 6,650,265
-------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Non-interest-bearing demand deposits                                             $ 1,409,675        $ 1,473,432
   Interest-bearing deposits                                                          4,053,848          3,859,042
-------------------------------------------------------------------------------------------------------------------
            Total deposits                                                            5,463,523          5,332,474
-------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                                544,195            586,477
   Accrued interest payable                                                              27,141             23,492
   Accrued expenses and other liabilities                                                52,434             42,058
-------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                        6,087,293          5,984,501
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 26,261,878 and 26,247,248 shares, respectively                             2,800              2,800
   Capital surplus                                                                      146,469            145,105
   Retained earnings                                                                    529,605            521,220
   Accumulated other comprehensive income                                                 8,440              1,657
   Treasury stock at cost -  none and 20,191 shares, respectively                             -               (702)
   Unearned restricted stock compensation                                                (4,648)            (4,316)
-------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                 682,666            665,764
-------------------------------------------------------------------------------------------------------------------
              Total liabilities and shareholders' equity                            $ 6,769,959        $ 6,650,265
-------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                              WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended
                                                                                              March 31
----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                         2001                  2000
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                       $ 93,495            $ 81,401
  Interest and dividends on investments
    U.S. agency securities                                                            9,587               8,414
    Mortgage-backed securities                                                        7,751               7,673
    Obligations of states and political subdivisions                                  2,152               2,746
    U.S. Treasury securities                                                          1,717               1,909
    Federal Reserve stock and other corporate securities                                604                 368
  Interest on federal funds sold and short-term investments                           1,515                 794
----------------------------------------------------------------------------------------------------------------
    Total interest income                                                           116,821             103,305
----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                               42,813              32,406
  Interest on short-term borrowings                                                   6,069               6,268
----------------------------------------------------------------------------------------------------------------
    Total interest expense                                                           48,882              38,674
----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                  67,939              64,631
PROVISION FOR POSSIBLE LOAN LOSSES                                                    2,500               2,597
----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                                               65,439              62,034
----------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                                 7,821               7,267
  Credit card income                                                                  3,926               3,705
  Trust service fees                                                                  2,461               2,243
  Other non-interest income                                                           9,736               4,658
  Securities transactions                                                                37                  13
----------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                        23,981              17,886
----------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Employee compensation                                                              26,366              22,823
  Employee benefits                                                                   4,927               4,471
----------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                          31,293              27,294
  Equipment and data processing expense                                               6,914               5,837
  Net occupancy expense                                                               5,170               4,651
  Legal and professional fees                                                         3,091                 988
  Credit card processing services                                                     2,544               2,627
  Telecommunication and postage                                                       2,152               2,127
  Amortization of intangibles                                                         1,820               1,168
  Ad valorem taxes                                                                    1,764               1,688
  Other non-interest expense                                                          8,126               7,273
----------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                       62,874              53,653
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                           26,546              26,267
INCOME TAX EXPENSE                                                                    7,980               8,207
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $ 18,566            $ 18,060
----------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                                               $ .71               $ .71
  Diluted                                                                             $ .70               $ .71
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                          26,275,067          25,485,895
  Diluted                                                                        26,353,693          25,544,257
----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                     - 2 -

                                     WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             Accumulated              Unearned
                                                                               Other                 Restricted
                                              Common    Capital   Retained  Comprehensive Treasury      Stock
(dollars in thousands, except per share data)  Stock    Surplus   Earnings     Income       Stock    Compensation  Total
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 $ 2,800  $ 145,640  $ 484,831    $ (5,293)  $ (27,700)  $ (4,073)  $ 596,205
--------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                     -          -     18,060           -           -          -      18,060
    Other comprehensive income:
      Unrealized net holding loss on
        securities, net of
        reclassification adjustments
        and taxes                                  -          -          -      (1,323)          -          -      (1,323)
--------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                       -          -     18,060      (1,323)          -          -      16,737
--------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.36 per share                   -          -     (8,136)          -           -          -      (8,136)
  Cash dividends, pooled entity                    -          -       (726)          -           -          -        (726)
  Stock sold to dividend reinvestment and
     employee retirement plans                     -         37          -           -         740          -         777
  Long-term incentive plan stock activity:
    Restricted grants and related activity, net    -       (603)         -           -      (1,133)       952        (784)
    Options exercised                              -        (44)         -           -         188          -         144
  Stock repurchased, pooled entity                 -        (80)         -           -           -          -         (80)
--------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                    $ 2,800  $ 144,950  $ 494,029    $ (6,616)  $ (27,905)  $ (3,121)  $ 604,137
--------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 $ 2,800  $ 145,105  $ 521,220     $ 1,657      $ (702)  $ (4,316)  $ 665,764
--------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                     -          -     18,566           -           -          -      18,566
    Other comprehensive income:
      Unrealized net holding gain on
        securities, net of
        reclassification adjustments
        and taxes                                  -          -          -      10,958           -          -      10,958
      Effect of accounting change                                               (4,175)                            (4,175)
--------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                       -          -     18,566       6,783           -          -      25,349
--------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.38 per share                   -          -     (9,979)          -           -          -      (9,979)
  Cash dividends, pooled entity                    -          -       (202)          -           -          -        (202)
  Stock sold to dividend reinvestment and
     employee retirement plans                     -         50          -           -         702          -         752
  Long-term incentive plan stock activity:
    Restricted grants and related activity, net    -      1,126          -           -           -       (332)        794
    Options exercised                              -        195          -           -           -          -         195
  Stock repurchased, pooled entity                 -         (7)         -           -           -          -          (7)
--------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                    $ 2,800  $ 146,469  $ 529,605     $ 8,440         $ -   $ (4,648)  $ 682,666
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended
                                                                                                     March 31
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                          2001           2000
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                 $ 18,566        $ 18,060
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                              4,924           5,125
      Amortization of purchased intangibles                                                     1,820           1,168
      Restricted stock compensation earned                                                        794             475
      Securities discount accretion, net of premium amortization                                 (112)            312
      Provision for possible loan losses                                                        2,500           2,597
      Provision for losses on foreclosed assets                                                    20              13
      Net gains on sales and other dispositions of foreclosed assets                              (41)            (45)
      Net gains on sales and other dispositions of surplus property                            (2,622)           (432)
      Net gains on sales of investment securities                                                 (37)            (13)
      Deferred tax benefit                                                                     (2,778)            (79)
      Increase in accrued income taxes                                                         10,083           7,109
      Increase in accrued interest receivable and prepaid expenses                             (1,554)         (7,756)
      Increase in accrued interest payable and other accrued expenses                           1,888           2,194
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                              33,451          28,728
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                           49,552          39,026
  Purchases of investment securities held to maturity                                               -         (12,948)
  Proceeds from maturities of investment securities available for sale                        259,903           9,247
  Proceeds from sales of investment securities available for sale                              16,127             444
  Purchases of investment securities available for sale                                      (281,432)        (18,368)
  Net (increase) decrease in loans                                                             88,846         (51,113)
  Net increase in federal funds sold and short-term investments                              (299,987)        (15,084)
  Proceeds from sales and other dispositions of foreclosed assets                                  99             437
  Proceeds from sales of surplus property                                                       2,743           1,029
  Purchases of bank premises and equipment                                                     (3,058)         (3,260)
  Net cash paid in business acquisition                                                             -         (50,399)
  Other, net                                                                                       15            (884)
----------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                    (167,192)       (101,873)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction accounts and savings accounts deposits                60,659         (22,985)
  Net increase in time deposits                                                                70,390         134,286
  Net decrease in short-term borrowings                                                       (42,282)        (59,548)
  Proceeds from issuance of common stock                                                          947             902
  Purchases of common stock                                                                         -          (1,193)
  Cash dividends                                                                               (8,775)         (8,069)
----------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                  80,939          43,393
----------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                     (52,802)        (29,752)
    Cash and cash equivalents at beginning of period                                          273,121         254,112
----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                              $ 220,319       $ 224,360
----------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                          $ 119,909       $ 100,634

Cash paid during the period for:
   Interest expense                                                                          $ 45,233        $ 36,222
   Income taxes                                                                                   800           1,151
----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Whitney Holding Corporation (the "Company" or "Whitney") and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior year financial statements have been restated to include the accounts of business combinations accounted for as poolings of interests. Certain financial information for prior periods has been reclassified to conform to the current presentation.

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

         Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2000 annual report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

         The components used to calculate basic and diluted earnings per share were as follows:

--------------------------------------------------------------------------------
                                                    Three Months Ended March 31
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)          2001               2000
--------------------------------------------------------------------------------
Numerator:
     Net income                                       $18,566            $18,060
     Effect of dilutive securities                          -                  -
--------------------------------------------------------------------------------
     Numerator for diluted earnings per share         $18,566            $18,060
--------------------------------------------------------------------------------
Denominator:
     Weighted average shares outstanding           26,275,067         25,485,895
     Effect of dilutive stock options                  78,626             58,362
--------------------------------------------------------------------------------
     Denominator for diluted earnings per share    26,353,693         25,544,257
--------------------------------------------------------------------------------
Earnings per share:
     Basic                                               $.71               $.71
     Diluted                                             $.70               $.71
--------------------------------------------------------------------------------
Antidilutive stock options                            452,750            478,250
--------------------------------------------------------------------------------


NOTE 3 - MERGERS AND ACQUISITIONS

         In early 2001, the Company completed two acquisitions that have been accounted for as poolings of interests. American Bank in Houston, Texas (American) was acquired on January 23, 2001. American had five locations in the Houston area with $275 million in total assets and $247 million in deposits. American shareholders received 1,814,990 shares in this transaction.

Upon its acquisition by the Company, American's election to be taxed under Subchapter S of the Internal Revenue Code terminated. The impact of this termination is discussed in Note 5. On January 30, 2001, the Company acquired Prattville Financial Services Corporation (PFSC), whose principal subsidiary is Bank of Prattville. Bank of Prattville has approximately $160 million in total assets and $136 million of deposits in its three locations in the metropolitan area of Montgomery, Alabama. The Company exchanged 1,060,137 shares of its common stock in this transaction. Prior period financial statements have been restated to reflect the balances and operating results of these pooled entities.

         During 2000, the Company completed two business acquisitions, both of which were accounted for as purchases. In mid-February 2000, Bank of Houston was acquired for cash of $58 million. At acquisition, Bank of Houston had $180 million in assets, including $44 million in loans, and $142 million in deposits at its two locations in the metropolitan Houston area. In early November 2000, the Company purchased First Ascension Bancorp, Inc. and its subsidiary, First National Bank of Gonzales, which had $90 million in total assets, including $60 million in loans, and $77 million in deposits in four locations in Ascension Parish, Louisiana. The Company issued 647,262 shares of common stock in this transaction that is valued at approximately $22 million. The Company's financial statements include the results from these purchased operations, including amortization of purchased intangible assets, which totaled $59 million, since the respective acquisition dates. The pro forma impact of these acquisitions on the Company's results of operations is insignificant.

         With the exception of Bank of Prattville, the Company has merged all banking operations acquired in 2000 and 2001 into Whitney National Bank. Bank of Prattville will be merged upon completion of a systems conversion scheduled for the second quarter of 2001.

NOTE 4 - CONTINGENCIES

         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

NOTE 5 - INCOME TAXES

         Before its acquisition by the Company in January 2001, American Bank had elected to be taxed under Subchapter S of the Internal Revenue Code. Under this election, American was not subject to income tax at the corporate level and reported no income tax expense; rather, its shareholders were taxed on their proportionate shares of corporate taxable income.

         The acquisition by the Company terminated the Subchapter S election, and income tax expense has been provided for American earnings subsequent to that date. In addition, the Company recorded a net deferred tax asset, and a corresponding deferred tax benefit, of approximately $1 million in the first quarter of 2001 to reflect the expected tax effects of the resolution of temporary differences between the tax bases of American's assets and liabilities and their reported amounts that had accumulated through the termination date.

NOTE 6 - NEW ACCOUNTING PRINCIPLE

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements provide comprehensive and consistent standards for the recognition and measurement of derivative instruments and hedging activities. Because the Company does not currently employ such instruments or engage in the hedging strategies covered by the statements, adopting the new recognition and measurement standards had no impact.
         An additional provision of these statements allowed the Company to transfer, upon adoption, any security held to maturity into the available for sale category without calling into question the Company's intent to hold other debt securities to maturity. Under this provision, the Company elected to transfer all mortgage-backed securities and certain other securities with a total carrying value of $528 million into the available-for-sale classification on the effective date. The net unrealized loss on the transferred securities totaled $6.4 million, or $4.2 million net of tax. This tax-effected loss was recognized in other comprehensive income in the first quarter of 2001.

                                          WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                   SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------
                                                       2001                                2000
                                                  ------------- ----------------------------------------------------------
(dollars in thousands, except per share data)     First Quarter Fourth Quarter Third Quarter  Second Quarter First Quarter
--------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                     $6,769,959    $6,650,265     $6,489,469     $6,349,958      $6,100,306
  Earning assets                                    6,254,464     6,078,951      5,995,444      5,807,294       5,574,412
  Loans                                             4,513,617     4,601,492      4,402,860      4,259,104       4,023,667
  Investment in securities                          1,425,590     1,462,189      1,502,864      1,492,921       1,487,527
  Deposits                                          5,463,523     5,332,474      4,969,876      4,927,200       4,938,718
  Shareholders' equity                                682,666       665,764        629,799        615,514         604,137
--------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                     $6,649,303    $6,548,409     $6,397,590     $6,209,152      $5,968,830
  Earning assets                                    6,108,016     6,028,512      5,888,185      5,694,479       5,469,730
  Loans                                             4,531,536     4,511,194      4,320,926      4,134,891       3,971,271
  Investment in securities                          1,462,082     1,480,551      1,501,931      1,490,137       1,441,534
  Deposits                                          5,366,320     5,093,451      4,914,591      4,930,712       4,768,396
  Shareholders' equity                                674,556       651,614        623,932        611,714         603,669
--------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                    $116,821      $121,299       $117,411       $110,246        $103,305
  Interest expense                                     48,882        52,912         50,297         43,298          38,674
  Net interest income                                  67,939        68,387         67,114         66,948          64,631
  Net interest income (TE)                             69,331        69,827         68,562         68,470          66,316
  Provision for possible loan losses                    2,500         4,898          2,598          2,597           2,597
  Non-interest income (excluding securities
    transactions and merger-related items)             22,857        19,663         18,703         18,031          17,873
  Securities transactions                                  37           850            (13)             -              13
  Non-interest expense (excluding merger-related)      57,962        57,005         55,929         55,490          53,653
  Merger-related items (net expense)                    3,825         1,102              -              -               -
  Net income                                           18,566        17,425         18,898         18,459          18,060
  Net income before tax-effected merger-related
    items                                              20,266        18,141         18,898         18,459          18,060
--------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                               1.13%         1.06%          1.18%          1.20%           1.22%
  Return on average assets before
    tax-effected merger-related items                    1.24          1.10           1.18           1.20            1.22
  Return on average shareholders' equity                11.16         10.64          12.05          12.14           12.03
  Return on average shareholders' equity before
    tax-effected merger-related items                   12.18         11.08          12.05          12.14           12.03
  Net interest margin                                    4.58          4.62           4.64           4.83            4.87
  Average loans to average deposits                     84.44         88.57          87.92          83.86           83.28
  Efficiency ratio, before merger-related items         62.87         63.70          64.09          64.15           63.73
  Reserve for possible loan losses to loans              1.37          1.33           1.27           1.25            1.29
  Non-performing assets to loans plus foreclosed assets
    and surplus property                                  .65           .54            .51            .58             .68
  Average shareholders' equity to average assets        10.14          9.95           9.75           9.85           10.11
  Shareholders' equity to total assets                  10.08         10.01           9.70           9.69            9.90
  Leverage ratio                                         8.97          8.93           8.82           8.93            9.07
--------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
    Basic                                                $.71          $.67           $.74           $.72            $.71
    Basic, before tax-effected merger-related items       .77           .70            .74            .72             .71
    Diluted                                               .70           .67            .74            .72             .71
    Diluted, before tax-effected merger-related
      expenenses                                          .77           .70            .74            .72             .71
  Dividends
    Cash dividends per share                             $.38          $.36           $.36           $.36            $.36
    Dividend payout ratio                               54.84%        53.93%         48.15%         49.26%          49.06%
  Book Value Per Share
    Book value                                         $25.99        $25.38         $24.64         $24.09          $23.74
    Tangible book value                                 22.75         22.07          21.76          21.16           20.74
  Trading Data
    High stock price                                   $41.38        $41.69         $37.19         $39.13          $36.66
    Low stock price                                     36.00         33.13          33.38          31.75           31.50
    Closing stock price                                 39.56         36.31          36.31          34.19           32.63
    Trading volume                                  2,299,875     1,891,381      1,306,004      1,609,130       2,237,876
  Average Shares Outstanding
    Basic                                          26,275,067    26,025,920     25,585,403     25,502,001      25,485,895
    Diluted                                        26,353,693    26,089,015     25,648,022     25,565,142      25,544,257
--------------------------------------------------------------------------------------------------------------------------
Note:  Prior period information has been restated to give effect to mergers accounted for as poolings of interests.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the "Company" or "Whitney") and its subsidiaries and on their results of operations during the first quarters of 2001 and 2000. Virtually all of the Company's operations are contained in its banking subsidiaries, Whitney National Bank and Bank of Prattville. Throughout this discussion, references to the "Bank" will encompass both of these subsidiaries. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company's 2000 annual report on Form 10-K.

         Prior year financial information has been restated to include the accounts of acquired companies accounted for as poolings of interests. Acquisitions accounted for as purchases are included from their respective dates of acquisition. Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW

         Whitney earned $.77 per share, or $20.3 million, in the first quarter of 2001, an 8% increase over the $.71 per share, or $18.1 million, reported for the first quarter of 2000. Including the impact of tax-effected merger-related items, first quarter 2001 net income was $.71 per share, or $18.6 million. Non-interest income for the first quarter of 2001 includes approximately $2.4 million of net gains on dispositions of banking facilities and pre-1933 assets. Similar net gains totaled $.4 million in 2000's first quarter. Return on average assets was 1.24% for the first quarter of 2001, or 1.13% including merger-related items, and return on average shareholders' equity was 12.18%, or 11.16% with merger items. For the first quarter of 2000, these returns were 1.22% and 12.03%, respectively.

         In January 2001, Whitney completed its acquisition of American Bank in Houston, Texas, and Prattville Financial Services Corporation, the parent of Bank of Prattville in the Montgomery, Alabama area. These acquisitions expanded the Company's presence in two growing markets. The combined assets of these entities totaled approximately $435 million. Whitney issued a combined 2,875,127 shares of common stock in these transactions, each of which has been accounted for as a pooling of interests. Prior period financial information has been restated accordingly.

         The Company's two business acquisitions in 2000 were accounted for as purchases. Excluding the after-tax effect of the amortization of purchased intangibles acquired in these and other earlier transactions, Whitney earned $.82 per share in the first quarter of 2001, again before merger-related items, compared to $.74 per share in 2000's first quarter, an increase of 11%.

         Selected highlights from the first quarter's results follow:

o Net interest income (TE) increased 5%, or $3.0 million, from the first quarter of 2000, fueled primarily by loan growth of 14% between these periods. The net interest margin was 4.58% for the first quarter of 2001, a 29 basis point decrease from the 4.87% margin for the year-earlier quarter, but down only 4 basis points from the fourth quarter of 2000. Several factors were behind this moderate margin compression, the most important of which was the increase in the proportion of higher-cost sources of funds supporting the growing base of earning assets coupled with the lingering impact of the higher rate environment in 2000 on the cost of term deposits. The first quarter of 2001 has also seen an increase in overall liquidity that, in the absence of strong loan demand, has flowed to investment vehicles with a smaller spread to the cost of funds.
o Excluding merger-related items totaling approximately $1.1 million and the net gains mentioned earlier, non-interest income in the first quarter of 2001 was 17%, or $3.1 million, higher than in 2000's first quarter. Income from secondary mortgage market operations was up $.6 million, or more than double the level in the first quarter of 2000. Investment service income grew 41% mainly on increased demand for fixed income securities. Trust service fees also improved, by 10%, over the first quarter of 2000, and fees from credit and debit card activity grew 6%. The sale of a significant portion of the student loan portfolio in the first quarter of 2001 generated a $.9 million gain. The base operations of banks purchased during 2000 contributed approximately $.4 million to the overall increase in non-interest income in 2001's first quarter.

o Non-interest expense, before merger-related costs of $4.9 million in in 2001's first quarter, was up 8%, or $4.3 million, compared to the first quarter of 2000. Personnel expense increased 7%, or $2.0 million, with the 2000 acquisitions contributing approximately $.7 million of the total increase. The remaining 5% increase reflects regular merit raises and incentive pay plan increases, a small rise in the full-time equivalent employee base related to increased overall business, and increases in the cost of medical and retirement benefit programs. The 2000 acquisitions also added $.7 million to the amortization of purchased intangibles in the first quarter of 2001 and impacted virtually all non-interest expense comparisons.

o Whitney provided $2.5 million for possible loan losses in the first quarter of 2001, compared to a $2.6 million provision in 2000's first quarter. Non-performing assets were $29.2 million at March 31, 2001, or .65% of loans plus foreclosed assets and surplus bank property, compared to $27.4 million, or .68%, at March 31, 2000. Net charge-offs were $1.0 million in the first quarter of 2001 compared to a small net recovery in the year-earlier quarter. The reserve for possible loan losses was 1.37% of total loans at March 31, 2001, compared to 1.29% a year earlier.

FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report may be regarded as forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, made in good faith by the Company, are based on a number of assumptions about the future. Some of the more important assumptions are outlined in the Company's 2000 annual report on Form 10-K. Because it is uncertain whether future conditions and events will confirm the Company's assumptions, there is a risk that the Company's future results will differ materially from what is stated in or implied by such forward-looking statements. The Company cautions the reader to consider this risk.

FINANCIAL CONDITION

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

         Average loans for the first quarter of 2001 were $4.53 billion, a $560 million, or 14%, increase compared to $3.97 billion in the first quarter of 2000. Lending activity was strong throughout 2000, particularly in the commercial arena, and Whitney's entry into the Houston market in early 2000 produced good results. The rate of loan growth slowed in the first quarter of 2001, with average loans up 1% over the fourth quarter of 2000, excluding the impact of the sale of a $40 million student loan portfolio in January.

         Commercial real estate lending, which includes loans secured by properties used in commercial or industrial operations, supplied approximately $181 million of the increase over the first quarter of 2000, as this portfolio category grew 13% on average. Growth during 2000 came from a variety of sources, including apartment and condominium projects largely in the eastern Gulf Coast region, and retail, small office and commercial facilities throughout the Company's market area. Loans for hotel projects, mainly in the New Orleans metropolitan area, were stable during 2000 after a period of rapid growth. Compared to the fourth quarter of 2000, the commercial real estate portfolio grew less than 1%. This slowing was anticipated as developers took advantage of favorable permanent financing opportunities in an improving rate environment and the pace of new project development moderated.

         Commercial loans other than those secured by real property increased approximately $230 million, or 15%, on average over 2000's first quarter, and are up $36 million, or 2%, compared to last year's fourth quarter. Seasonal factors led to reduced loan demand in the first quarter of 2001 from certain portfolio sectors and restrained the overall rate of growth in the commercial loan portfolio. Since year-end 2000, there were no major changes in the concentration mix of this portfolio.

         Retail mortgage loans increased approximately $154 million on average, or 21%, from 2000's first quarter. With the shift late in 2000 to a policy of selling substantially all retail mortgage loan production in the secondary market, there was only limited growth in this portfolio category from the fourth quarter of 2000.

         In the first quarter of 2001, management decided to also begin selling student loan production at the earliest possible date rather than holding such loans through the student deferment period. The Company sold all qualifying student loans in the existing portfolio. This $40 million sale offset the growth in other loans to individuals during 2000. Average loans to individuals decreased approximately 2% from the first quarter of 2000 and 9% from that year's final quarter.

         Table 1 shows loan balances at March 31, 2001 and at the end of the four prior quarters. The decline in the commercial category from year-end 2000 to March 31, 2001 is related to seasonal factors, while the decrease in loans to individuals primarily reflects the student loan portfolio sale.

TABLE 1.  LOANS
------------------------------------------------------------------------------------------------------------------
                                              2001                                2000
-----------------------------------------------------   ----------------------------------------------------------
(dollars in thousands)                      March 31      December 31   September 30      June 30        March 31
------------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans                    $1,749,963       $1,815,187     $1,667,591   $1,624,948      $1,539,964

Real estate loans - commercial
    and other                              1,558,381        1,544,390      1,522,981     1,470,334      1,391,501
Real estate loans - retail mortgage          899,378          888,699        869,816       827,608        759,918
Loans to individuals                         305,867          353,165        342,389       335,997        331,911
Lease financing                                   28               51             83           217            373
------------------------------------------------------------------------------------------------------------------
    Total loans                           $4,513,617       $4,601,492     $4,402,860    $4,259,104     $4,023,667
------------------------------------------------------------------------------------------------------------------

TABLE 2.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------------------------------------------
                                                        First             Fourth           First
                                                       Quarter           Quarter          Quarter
--------------------------------------------------------------------------------------------------
(dollars in thousands)                                   2001              2000             2000
--------------------------------------------------------------------------------------------------
Balance at the beginning of period                     $61,017           $56,082          $47,543
Reserves acquired in bank purchase                           -               927            1,461
Reserves on loans transferred to held for sale            (630)                -                -
Provision for possible loan losses                       2,500             4,898            2,597
Loans charged to the reserve:
   Commercial, financial and agricultural               (1,070)             (913)            (684)
   Real estate                                             (41)             (328)            (196)
   Loans to individuals                                 (1,395)             (569)            (714)
   Lease financing                                           -                (1)             (18)
--------------------------------------------------------------------------------------------------
      Total charge-offs                                 (2,506)           (1,811)          (1,612)
--------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural                  867               424              762
   Real estate                                             247               164              415
   Loans to individuals                                    351               333              543
   Lease financing                                           -                 -                -
--------------------------------------------------------------------------------------------------
      Total recoveries                                   1,465               921            1,720
--------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                            (1,041)             (890)             108
--------------------------------------------------------------------------------------------------
Balance at the end of period                           $61,846           $61,017          $51,709
--------------------------------------------------------------------------------------------------
Ratios:
   Net annualized charge-offs (recoveries)
     to average loans                                      .09 %             .08 %           (.01)%
   Gross annualized charge-offs to average loans           .22 %             .16 %            .16 %
   Recoveries to gross charge-offs                       58.46 %           50.86 %         106.70 %
   Reserve for possible loan losses to loans
     at end of period                                     1.37 %            1.33 %           1.29 %
--------------------------------------------------------------------------------------------------

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the size of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for possible loan losses charged to operating expense. Table 2 above compares first quarter 2001 activity in the reserve for possible loan losses with the first and fourth quarters of 2000. Table 3 shows total non-performing assets at March 31, 2001 and at the end of the preceding four quarters.

TABLE 3.  NON-PERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------------
                                                       2001                            2000
-----------------------------------------------------------------------------------------------------------------------
                                                      March        December    September        June          March
(dollars in thousands)                                 31             31           30            30            31
-----------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis          $ 26,084      $ 23,579      $ 20,879       $23,105      $ 25,348
Restructured loans                                       453           465           477           490           507
-----------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                         26,537        24,044        21,356        23,595        25,855
Foreclosed assets and surplus property                 2,644           995         1,288         1,349         1,554
-----------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                      $ 29,181      $ 25,039      $ 22,644      $ 24,944      $ 27,409
-----------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                $ 3,500       $ 4,343      $ 10,173       $ 3,166       $ 3,340
-----------------------------------------------------------------------------------------------------------------------
Ratios:
   Non-performing assets to loans
     plus foreclosed assets and surplus property         .65 %         .54 %         .51 %         .59 %         .68 %
   Reserve for possible loan losses to
     non-performing loans                             233.06 %      253.77 %      262.61 %      225.34 %      200.00 %
   Loans 90 days past due still accruing to loans        .08 %         .09 %         .23 %         .07 %         .08 %
-----------------------------------------------------------------------------------------------------------------------

         During 2000, the Company's credit risk profile increased moderately, but remained well within acceptable limits and compared favorably to industry statistics and historical experience. The rising risk profile is mainly evident in the increase in loans internally classified as having above normal credit risk as discussed below. The total of non-performing loans is also up somewhat from the end of 2000's first quarter, but there have been no significant underlying changes or trends. The increasing risk profile has not yet been reflected in significantly higher charge-offs, however management's evaluation of its ultimate impact is considered in the reserve level, which has increased to 1.37% of total loans at March 31, 2001, compared to 1.29% of total loans at March 31, 2000. The $1.6 million increase in foreclosed assets and surplus property from year-end 2000 relates primarily to closed branches under contracts to sell that are expected to close in the second quarter.

         At both  March  31,  2001 and  December  31,  2000,  the total of loans internally classified as having above normal credit risk represented approximately 6% of total loans, up from approximately 5% at March 31, 2000. The March 31, 2001 total of $285 million is only slightly above year-end 2000's total and approximately $65 million above the total at March 31, 2000. The increase during 2000 was concentrated almost entirely in the category of loans classified as warranting special attention because of risk characteristics that indicate potential weaknesses. This classification category totaled $159 million at March 31, 2001. Loans classified as having well-defined weaknesses that, if not corrected, would likely result in some loss totaled $108 million at that date, and loans for which full repayment is doubtful totaled $18 million.

INVESTMENT IN SECURITIES

         At March 31, 2001, total securities were $1.43 billion, compared to $1.46 billion at December 31, 2000 and $1.49 billion at March 31, 2000. The average investment in securities in 2001's first quarter was little changed from the first quarter of 2000, increasing $21 million, or 1%. Between these same periods, average federal funds sold and other short-term investments increased $57 million, reflecting increased liquidity from growth in deposit funding sources during 2001's first quarter as discussed in the following section.

         As discussed in Note 6, effective January 1, 2001, the Company reclassified securities with a carrying value of $528 million, and an unrealized net loss of $6.4 million, as available for sale in connection with the adoption of SFAS No.133. These securities had previously been classified as held to maturity. The unrealized loss at the effective date was reported net of tax in other comprehensive income in the first quarter of 2001. Whitney continued to classify most of its securities from states and political subdivisions, as well as shorter duration U.S. Treasury and agency securities, as held to maturity.

         At March 31, 2001, there was an unrealized net gain on available for sale securities totaling $13.4 million. The improvement from an unrealized net gain of $3.4 million at year-end 2000, before the reclassification discussed above, reflects the favorable impact of declining market interest rates on fixed income security prices.

DEPOSITS AND SHORT-TERM BORROWINGS

         Average deposits and short-term borrowings increased 11%, or $590 million, over the first quarter of 2000, and 1%, or $77 million, from 2000's final quarter. These funds were more than adequate to support the growth in average loans between these periods and provided additional liquidity in the first quarter of 2001 that was channeled into short-term investments.

         Average deposits were up 13%, or $598 million, in the first quarter of 2001 compared to the first quarter of 2000. Excluding the impact of deposits associated with bank operations acquired in 2000, the increase was approximately 9%. First quarter 2001 deposits were up 5%, or $273 million, from the fourth quarter of 2000.

         In addition to certain seasonal factors, the recent surge in the rate of deposit growth mainly reflects the competitive positioning of new money market deposit products for businesses and individuals and increased demand for the safety and liquidity of deposit products in response to turmoil in the capital markets. The impact of these factors is most evident in money market deposits, which are up 7%, or $59 million, compared to 2000's fourth quarter and 10% compared to the year-earlier quarter, and in NOW account deposits, which grew 16%, or $86 million, over 2000's final quarter and 10% over the first quarter of 2000. These factors also helped maintain and further increase funding from core time deposits of under $100 thousand in the first quarter of 2001. These deposits had increased strongly during 2000 reflecting the Company's strategy of responding to rising short-term market rates during that period with competitively structured time deposit products. Non-interest-bearing demand deposits were also higher in 2001's first quarter, having grown 2% compared to the fourth quarter of 2000 and 5% from that year's first quarter.

         With the growth in deposits, average short-term borrowings in the first quarter of 2001 were 27%, or $195 million, below the level in the fourth quarter of 2000, and slightly under the level in 2000's first quarter.

LIQUIDITY

         The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. The Company develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.

         On the liability side, liquidity management focuses on growing the base of stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability funding sources in the first quarter of 2001.

         Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows. The previously discussed reclassification of over $500 million of securities as available for sale in the first quarter of 2001 enhanced overall liquidity management flexibility.

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flow and summarize all significant sources and uses of funds for the first quarters of 2001 and 2000.

         The Bank had over $1.3 billion in unfunded loan commitments outstanding at March 31, 2001, an 11% increase from 2000's year-end. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

ASSET/LIABILITY MANAGEMENT

         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity by running net interest income simulations, monitoring the economic value of equity, and preparing gap analyses. The net interest income simulations at the end of 2001's first quarter indicated that the Company continued to be moderately asset sensitive, similar to its position at year-end 2000. Based on these simulations, net interest income would be expected to increase $6 million, or 2%, and decrease $6 million, or 2%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. The actual impact of changing interest rates on net interest income is dependent on many factors including the growth in earning assets, the mix of earning assets and interest-bearing liabilities, the timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

         At March 31, 2001, shareholders' equity totaled $683 million compared to $666 million at year-end 2000. The major factors in this $17 million increase were earnings, net of dividends declared, of approximately $8 million, and $7 million of other comprehensive income reflecting an increase in the tax-effected net unrealized holding gain on securities available for sale over and above the $4.2 million tax-effected unrealized loss recorded in connection with the adoption of SAFS No. 133 as discussed in Note 6 to the consolidated financial statements.
         The ratios in Table 4 indicate that the Company remained strongly capitalized at March 31, 2001. The small increases in regulatory capital ratios since year-end 2000 reflect the slowing of growth in risk-weighted assets relative to the growth in regulatory capital levels.


TABLE 4.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                           March 31           December 31
(dollars in thousands)                                       2001                2000
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                               $  589,025            $  577,036
Tier 2 regulatory capital                                   61,846                61,017
--------------------------------------------------------------------------------------------
Total regulatory capital                                $  650,871            $  638,053
--------------------------------------------------------------------------------------------
Risk-weighted assets                                    $5,095,985            $5,063,114
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)                8.97  %               8.93  %
   Tier 1 capital to risk-weighted assets                    11.56  %              11.40  %
   Total capital to risk-weighted assets                     12.77  %              12.60  %
   Shareholders' equity to total assets                      10.08  %              10.01  %
   Tangible equity to total assets                            8.83  %               8.70  %
--------------------------------------------------------------------------------------------

         The regulatory capital ratios for the Company's significant banking subsidiary, Whitney National Bank, exceed the minimum required ratios, and the bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency. The future merger of a recently acquired bank into Whitney National Bank should not adversely impact its capital ratios.

         During the first quarter, the Company declared a $.38 per share dividend on its common stock. This represents a $.02 per share, or 6%, increase over the quarterly dividend declared throughout 2000.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income (TE) for the first quarter of 2001 increased 5%, or $3.0 million, from the first quarter of 2000, with loan growth the major factor. The net interest margin, which is net interest income (TE) as a percent of average earning assets, was 4.58% this quarter, compared to 4.87% in the first quarter of 2000. This margin compression came as an 11 basis point increase in the yield (TE) on earning assets was offset by a 40 basis point increase in the cost of funding these assets. Tables 5 and 6 show the factors contributing to these changes and the components of these changes.

         Compared to the same quarter in the prior year, average loans are up 14% in 2001's first quarter, while other average earning assets rose 5%, resulting in a more favorable mix of earning assets. The yield (TE) on total earning assets increased 11 basis points between these periods, mirroring the increase in the yield (TE) on loans. Market rates, after rising during much of 2000, decreased quickly in early 2001. As a result, the average prime rate was little changed in the first quarter of 2001 compared to the year-earlier quarter, but showed a decrease of almost 90 basis points from the 2000's fourth quarter.

         The percent of earning assets funded by non-interest-bearing sources was a healthy 26% in 2001's first quarter, down slightly from the 27% level in the first quarter of 2000. Over this period, higher-cost sources of funds, including both short-term borrowings and core and non-core time deposits, increased to 42% of average earning assets from under 40% in 2000's first quarter. These changes coupled with the lingering impact of the higher rate environment in 2000 on the cost of time deposits led to the 40 basis point increase, to 3.24%, in the total interest cost of funding earning assets in 2001's first quarter.

         Net interest income (TE) in the first quarter of 2001 decreased less than 1% compared to 2000's fourth quarter, and the net interest margin was down only 4 basis points. As market rates fell in 2001's first quarter, the earning asset yield decreased 29 basis points from 2000's fourth quarter, led by a 32 basis point decline in the yield on loans. This reduction was mostly matched by a 24 basis point decrease in the cost of funds. The first quarter of 2001 saw an increase in overall liquidity from strong deposit growth that, in the absence of strong loan demand, flowed to investments with a smaller spread to the cost of funds. At the same time, these factors allowed the percentage of average earning assets funded by higher-cost funding sources to decrease from 44% in 2000's fourth quarter to 42% in the current quarter.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                First Quarter 2001                Fourth Quarter 2000                First Quarter 2000
------------------------------------------------------------------------------------------------------------------------------------
                                Average                            Average                            Average
                                Balance      Interest    Rate      Balance     Interest    Rate       Balance      Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)              $4,531,536    $ 93,749    8.38%   $4,511,194     $ 98,657    8.70%   $3,971,271     $ 81,639    8.27%
------------------------------------------------------------------------------------------------------------------------------------

U.S. agency securities            638,256       9,587    6.01       655,212       10,095    6.16       568,798        8,414    5.92
Mortgage-backed securities        494,936       7,751    6.26       479,289        7,483    6.25       507,690        7,673    6.05
Obligations of states and
 political subdivisions
   (TE) (a)                       177,048       3,290    7.43       193,257        3,547    7.34       215,065        4,193    7.80
U.S. Treasury securities          114,675       1,717    6.07       113,992        1,748    6.10       126,767        1,909    6.06
Federal Reserve stock and
 other corporate securities        37,167         604    6.50        38,801          614    6.33        23,214          368    6.34
------------------------------------------------------------------------------------------------------------------------------------
    Total investment in
      securities                1,462,082      22,949    6.28     1,480,551       23,487    6.34     1,441,534        22,557   6.26
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
 short-term investments           114,398       1,515    5.37        36,767          595    6.44        56,925           794   5.61
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets        6,108,016   $ 118,213    7.82%    6,028,512     $122,739    8.11%    5,469,730      $104,990   7.71%
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
Other assets                      603,275                           578,664                            548,963
Reserve for possible loan
 losses                           (61,988)                          (58,767)                           (49,863)
------------------------------------------------------------------------------------------------------------------------------------
    Total assets               $6,649,303                        $6,548,409                         $5,968,830
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits           $  609,523   $   2,317    1.54%   $  523,899     $  1,977    1.50%   $  554,069      $  2,058   1.49%
Money market deposits             893,258       8,640    3.92       834,178        9,120    4.35       808,943         7,660   3.81
Savings deposits                  449,913       2,204    1.99       447,555        2,274    2.02       467,036         2,355   2.03
Other time deposits             1,142,756      16,574    5.88     1,086,494       15,954    5.84       913,783        11,092   4.88
Time deposits $100,000
 and over                         886,649      13,078    5.98       841,477       13,113    6.20       701,115         9,241   5.30
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
     deposits                   3,982,099      42,813    4.36     3,733,603       42,438    4.52     3,444,946        32,406   3.78
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings         537,878       6,069    4.58       733,140       10,474    5.68       545,391         6,268   4.62
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-
         bearing liabilities    4,519,977   $  48,882    4.39%    4,466,743     $ 52,912    4.71%    3,990,337      $ 38,674   3.90%
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST-BEARING DEPOSITS
    AND SHAREHOLDERS' EQUITY
Demand deposits                 1,384,221                         1,359,848                          1,323,450
Other liabilities                  70,549                            70,204                             51,374
Shareholders' equity              674,556                           651,614                            603,669
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
     shareholders' equity      $6,649,303                        $6,548,409                         $5,968,830
------------------------------------------------------------------------------------------------------------------------------------

    Net interest income and
     margin (TE) (a)                        $  69,331    4.58%                  $ 69,827    4.62%                   $ 66,316   4.87%
------------------------------------------------------------------------------------------------------------------------------------
    Net earning assets and
     spread                   $1,588,039                 3.43%   $1,561,769                 3.40%   $1,479,393                 3.81%
------------------------------------------------------------------------------------------------------------------------------------
    (a) Tax-equivalent  (TE) amounts are  calculated  using a marginal  federal income tax rate of 35%.
    (b) Average  balance  includes  non-accruing  loans of $24,077,  $21,016 and $17,963  respectively,  in the first  quarter    of
        2001 and the  fourth and first quarters of 2000.

TABLE 6. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a)
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   First Quarter 2001 Compared to:
                                                          Fourth Quarter 2000                       First Quarter 2000
                                                ----------------------------------------------------------------------------------
                                                        Due To               Total                  Due To               Total
                                                       Change In           Increase                Change In            Increase
                                                -----------------------                    ------------------------
                                                    Volume       Rate      (Decrease)          Volume        Rate      (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
    Loans (TE)(a)                                   $ 253      $(5,161)      $ (4,908)       $ 11,006       $1,104       $ 12,110
------------------------------------------------------------------------------------------------------------------------------------

    U.S. agency securities                           (258)        (250)          (508)          1,042          131          1,173
    Mortgage-backed securities                        245           23            268            (197)         275             78
    Obligations of states and political
        subdivisions (TE) (a)                        (301)          44           (257)           (714)        (189)          (903)
    U.S. Treasury securities                           (8)         (23)           (31)           (197)           5           (192)
    Federal Reserve stock and other
       corporate securities                           (26)          16            (10)            227            9            236
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities                 (348)        (190)          (538)            161          231            392
------------------------------------------------------------------------------------------------------------------------------------
    Federal funds sold and
        short-term investments                      1,034         (114)           920             758          (37)           721
------------------------------------------------------------------------------------------------------------------------------------
      Total interest income (TE) (a)                  939       (5,465)        (4,526)         11,925        1,298         13,223
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    NOW account deposits                              292           48            340             196           63            259
    Money market deposits                             543       (1,023)          (480)            764          216            980
    Savings deposits                                    2          (72)           (70)            (97)         (54)          (151)
    Other time deposits                               547           73            620           3,016        2,466          5,482
    Time deposits $100,000 and over                   531         (566)           (35)          2,583        1,254          3,837
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits               1,915       (1,540)           375           6,462        3,945         10,407
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                          (2,544)      (1,861)        (4,405)           (115)         (84)          (199)
------------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                         (629)      (3,401)        (4,030)          6,347        3,861         10,208
------------------------------------------------------------------------------------------------------------------------------------

      Change in net interest income (TE)(a)       $ 1,568      $(2,064)       $  (496)        $ 5,578      $(2,563)      $  3,015
------------------------------------------------------------------------------------------------------------------------------------

(a)  Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.

                                     - 19 -

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses was $2.5 million for the first quarter of 2001, compared to $2.6 million in the prior year's first quarter. Net charge-offs were $1.0 million for the current quarter versus a small net recovery in the same period last year. Reflecting a moderate increase in the Company's credit risk profile since the end of the first quarter of 2000, the reserve for possible loan losses increased to 1.37% of total loans at the end of the most recent quarter compared to 1.29% a year earlier. Future reserve levels and provisions will reflect management's ongoing evaluation, based on established internal policies and practices, of the risk of loss inherent in the portfolio.

         For a discussion of changes in the reserve for possible loan losses, non-performing assets and general asset quality, see the earlier section on Loans and Reserve for Possible Loan Losses.

NON-INTEREST INCOME

         Non-interest income, excluding securities transactions, was $23.9 million in this year's first quarter, compared to $17.9 million in the first quarter of 2000. First quarter 2001 income includes approximately $3.4 million in gains from sales of surplus banking property and pre-1933 assets carried at a nominal value, including merger-related gains of approximately $1.1 million. Similar gains totaled $.4 million in 2000's first quarter. Excluding these gains, first quarter non-interest income increased 17%, or $3.0 million.

         Quarterly income from service charges on deposit accounts was up 8%, or $.6 million, in 2001, with the base operations of banks purchased during 2000 contributing approximately half of the overall increase. Fee income from credit and debit card activity also registered an increase in the first quarter of 2001, growing 6%, or $.2 million. The contribution from both credit and debit card activity continued to increase with wider distribution and increased use of the Company's products.

         Despite the recent turmoil in the equity markets, trust service fees showed a 10% increase over the first quarter of 2000. This reflected success in building the customer base for trust services through marketing and incentive-based sales efforts across the Company's market area.

         Other non-interest income, excluding the gains mentioned earlier, increased $2.1 million. Income from secondary mortgage market operations increased $.6 million, or more than double the level in the first quarter of 2000, reflecting the shift in late 2000 away from retaining new retail mortgage loans for the portfolio. In addition, origination volumes in the early part of 2001 have benefited from favorable market rates. Investment service income grew 41%, or $.3 million, due to increased demand for fixed income securities, offsetting softness in retail brokerage activity resulting from weak equity markets. As noted earlier, management decided to shorten the holding period for student loans during the first quarter of 2001, and the resulting sale of an existing $40 million portfolio generated gains of approximately $.9 million.

NON-INTEREST EXPENSE

         Total non-interest expense was $58.0 million in the first quarter of 2001, excluding $4.9 million in costs to complete two mergers during this period and to integrate the acquired operations into the Whitney system. This total represents an increase of 8%, or $4.3 million, compared to the $53.7 million total for the first quarter of 2000. Ignoring the impact of the base operations of banks purchased in 2000, the overall increase would have been 5%.

         Excluding merger-related costs of $2.0 million in 2001's first quarter, personnel expense increased 7% to a total of $29.3 million compared to $27.3 million in the first quarter of 2000. The bank operations purchased in 2000 contributed $.7 million to the total $2.0 million increase between these periods. The remaining increase was 5%, or $1.3 million, with employee compensation rising less than 5%, or approximately $1.0 million, and employee benefits up 6%, or $.3 million. The increase in employee compensation reflects regular merit raises, growth in the cost of various targeted employee incentive pay plans, and a small rise in the full-time equivalent employee base related to increased overall business. Effective 2001, Whitney increased the percentage of employee 401(k) plan savings that it matches. The impact of this change and an anticipated increase in the cost of health benefits were the major factors behind the rise in employee benefits expense.

         Equipment and data processing expense in the first quarter of 2001, excluding $1.2 million of merger-related costs, decreased 3% compared to the year-earlier quarter, despite the added cost of acquired operations and enhanced applications, including recurring costs associated with expanding Internet-based banking services introduced in the second half of 2000.

         Occupancy expense increased 11%, or $.5 million, in 2001's first quarter. Excluding a small amount of merger-related costs and additional costs from operations purchased in 2000, this expense category grew approximately 7%. The recent increase in energy costs was the major factor, followed by a net increase in depreciation expense mainly related to functional improvement projects at certain facilities, including the main office in New Orleans.

         During the first quarter of 2001, the Company expensed $1.9 million for legal and other professional service fees related to merger transactions and associated system integration activities. These costs represent most of the overall $2.1 million increase in this expense category compared to the first quarter of 2000.

         Credit card transaction processing services expense decreased 3% in 2001's first quarter, while related revenue grew 6% during the period as compared to the first quarter of 2000. The indicated improvement in the gross profit margin for these services mainly reflected the impact of adjustments to merchant processing service fee schedules during 2000.

         The 2000 business acquisitions added $.7 million to the amortization of purchased intangibles in the first quarter of 2001 compared to the year-earlier quarter, accounting for all of the increase in this expense category. Full-year amortization expense related to these acquisitions is expected to total $3.8 million in 2001, up $1.3 million from 2000's total.

         Other non-interest expense increased 12%, or $.9 million, to $8.1 million in the first quarter of 2001. Over a third of this increase was in advertising expense, primarily related to a multi-faceted advertising campaign featuring a Louisiana-based celebrity spokesperson. The remaining increase in other non-interest expense was largely the result of litigation-related charges in the current quarter and of costs associated with bank operations purchased in 2000.

INCOME TAXES

         The Company provided for income tax expense at an effective rate of 30.06% in the first quarter of 2001 compared to a rate of 31.24% in the year-earlier period. Whitney's effective rates have been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments. In the most recent quarter, the Company recorded a deferred tax benefit of approximately $1 million related to the termination of American Bank's Subchapter S election upon its merger with the Company, as discussed in Note 5 to the consolidated financial statements. This deferred benefit more than offset an increase in the quarterly tax provision for American Bank's post-merger earnings and the non-deductibility of certain merger-related expenses.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is included on page 15 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Exhibit 10.9a - Form of amendment to restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as
         Exhibit 10.9a to the Company's annual report on Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.10 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.10a - Form of amendment to stock option agreement between Whitney Holding Corporation and certain of its officers (filed as
         Exhibit 10.10a to the Company's annual report on Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference).

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


                                                  May 15, 2001
                                                  ------------------------------
                                                               Date