Form 10-Q
period 2001-06-30
WHITNEY HOLDING CORP
filed 2001-08-14
CIK 106926

August 14, 2001


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                      In Re:  File Number 0-1026
                                                             -------------------
Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended June 30, 2001.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR System.

                                    Sincerely,

                                    /s/ Thomas L. Callicutt, Jr.
                                    --------------------------------------------
                                    Thomas L. Callicutt, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (504) 552-4591


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

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001       Commission file number 0-1026


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
    (State of incorporation)                              (I.R.S. Employer
                                                         Identification No.)

                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes   X     No
                                       ------    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at July 31, 2001
----------------------------                 -----------------------------
Common Stock, no par value                              26,388,598

================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS
                                                                           Page
--------------------------------------------------------------------------------
PART I.  Financial Information

            Item 1: Financial Statements:
                    Consolidated Balance Sheets                                1
                    Consolidated Statements of Operations                      2
                    Consolidated Statements of Changes in
                        Shareholders' Equity                                   3
                    Consolidated Statements of Cash Flows                      4
                    Notes to Consolidated Financial Statements                 5
                    Selected Financial Data                                    9

            Item 2: Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             10

            Item 3: Quantitative and Qualitative Disclosures about
                    Market Risk                                               25


--------------------------------------------------------------------------------

PART II. Other Information

            Item 1: Legal Proceedings                                         26

            Item 2: Changes in Securities and Use of Proceeds                 26

            Item 3: Defaults upon Senior Securities                           26

            Item 4: Submission of Matters to a Vote of Security
                    Holders                                                   26

            Item 5: Other Information                                         27

            Item 6: Exhibits and Reports on Form 8-K                          27


PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      June 30          December 31
   (dollars in thousands)                                                                               2001              2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from financial institutions                                                       $   235,614          $   273,121
   Investment in securities
        Securities available for sale                                                               1,199,126              537,262
        Securities held to maturity, fair values of  $288,375 and $919,039, respectively              284,121              924,927
------------------------------------------------------------------------------------------------------------------------------------
           Total investment in securities                                                           1,483,247            1,462,189
   Federal funds sold and short-term investments                                                      266,562               15,270
   Loans, net of unearned income                                                                    4,533,439            4,601,492
        Reserve for possible loan losses                                                              (62,265)             (61,017)
------------------------------------------------------------------------------------------------------------------------------------
           Net loans                                                                                4,471,174            4,540,475
------------------------------------------------------------------------------------------------------------------------------------
   Bank premises and equipment                                                                        168,400              174,450
   Intangible assets                                                                                   83,378               87,017
   Accrued interest receivable                                                                         38,381               44,203
   Other assets                                                                                        60,500               53,540
------------------------------------------------------------------------------------------------------------------------------------
             Total assets                                                                         $ 6,807,256          $ 6,650,265
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                                            $ 1,426,548          $ 1,473,432
   Interest-bearing deposits                                                                        4,094,817            3,859,042
------------------------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                          5,521,365            5,332,474
------------------------------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                                              523,817              586,477
   Accrued interest payable                                                                            26,771               23,492
   Accrued expenses and other liabilities                                                              44,952               42,058
------------------------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                                      6,116,905            5,984,501
------------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 26,379,670 and 26,620,639 shares, respectively                                           2,800                2,800
   Capital surplus                                                                                    152,816              158,083
   Retained earnings                                                                                  537,693              521,220
   Accumulated other comprehensive income                                                               6,387                1,657
   Treasury stock at cost - 16,820 and 393,582 shares, respectively                                      (701)             (13,680)
   Unearned restricted stock compensation                                                              (8,644)              (4,316)
------------------------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                               690,351              665,764
------------------------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                                           $ 6,807,256          $ 6,650,265
------------------------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.



                                               WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended                   Six Months Ended
                                                                                 June 30                            June 30
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                           2001              2000               2001             2000
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                         $ 87,679           $ 86,906         $ 181,174         $168,307
  Interest and dividends on investments
    U.S. agency securities                                              8,188             10,063            17,775           18,477
    Mortgage-backed securities                                          9,031              7,444            16,782           15,117
    Obligations of states and political subdivisions                    1,907              2,487             4,059            5,233
    U.S. Treasury securities                                            1,660              1,938             3,377            3,847
    Federal Reserve stock and other corporate securities                  315                394               919              762
  Interest on federal funds sold and short-term investments             3,848              1,014             5,363            1,808
------------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                             112,628            110,246           229,449          213,551
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                 40,287             35,335            83,100           67,741
  Interest on short-term borrowings                                     4,075              7,963            10,144           14,231
------------------------------------------------------------------------------------------------------------------------------------

    Total interest expense                                             44,362             43,298            93,244           81,972
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                    68,266             66,948           136,205          131,579
PROVISION FOR POSSIBLE LOAN LOSSES                                      2,500              2,597             5,000            5,194
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                                 65,766             64,351           131,205          126,385
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                                   8,972              7,553            16,793           14,820
  Credit card income                                                    4,114              3,969             8,040            7,674
  Trust service fees                                                    2,308              2,198             4,769            4,441
  Other noninterest income                                              6,422              4,311            16,158            8,969
  Securities transactions                                                  32                 -                 69               13
------------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                           21,848             18,031            45,829           35,917
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                                26,399             23,576            52,765           46,399
  Employee benefits                                                     4,606              4,174             9,533            8,645
------------------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                            31,005             27,750            62,298           55,044
  Equipment and data processing expense                                 5,492              5,803            12,406           11,640
  Net occupancy expense                                                 5,067              4,710            10,237            9,361
  Credit card processing services                                       2,588              2,730             5,132            5,357
  Telecommunication and postage                                         2,143              2,094             4,295            4,221
  Legal and professional fees                                           1,676              1,469             4,767            2,457
  Amortization of intangibles                                           1,818              1,560             3,638            2,728
  Ad valorem taxes                                                      1,809              1,693             3,573            3,381
  Other noninterest expense                                             9,122              7,681            17,248           14,954
------------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                          60,720             55,490           123,594          109,143
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                             26,894             26,892            53,440           53,159
INCOME TAX EXPENSE                                                      8,792              8,433            16,772           16,640
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $18,102            $18,459           $36,668          $36,519
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                                 $ .69              $ .72            $ 1.39           $ 1.43
  Diluted                                                                 .69                .72              1.39             1.43
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                            26,322,789         25,502,001        26,299,060       25,493,948
  Diluted                                                          26,412,355         25,565,142        26,383,186       25,554,700
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                                        WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated               Unearned
                                                                                      Other                   Restricted
                                                 Common     Capital    Retained    Comprehensive  Treasury     Stock
(dollars in thousands, except per share data)     Stock     Surplus    Earnings      Income        Stock     Compensation   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    $ 2,800    $ 158,618  $ 484,831     $ (5,293)   $ (40,678)    $ (4,073)   $ 596,205
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                        -            -     36,519            -            -            -       36,519
    Other comprehensive income:
      Unrealized net holding loss on
        securities, net of
        reclassification adjustments
        and taxes                                     -            -         -          (719)           -            -         (719)
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                          -            -     36,519         (719)           -            -       35,800
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.72 per share                      -            -    (16,296)           -            -            -      (16,296)
  Cash dividends, pooled entity                       -            -     (1,659)           -            -            -       (1,659)
  Stock sold to dividend reinvestment and
    employee retirement plans                         -           37          -            -        1,507            -        1,544
  Long-term incentive plan stock activity:
    Restricted grants and related activity, net       -         (394)         -            -        1,561       (1,402)        (235)
    Options exercised                                 -          (44)         -            -          188            -          144
  Directors' compensation plan stock activity         -           (1)         -            -           94            -           93
  Stock repurchased, pooled entity                    -          (82)         -            -            -            -          (82)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                        $ 2,800    $ 158,134  $ 503,395     $ (6,012)   $ (37,328)    $ (5,475)   $ 615,514
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    $ 2,800    $ 158,083  $ 521,220     $  1,657    $ (13,680)    $ (4,316)   $ 665,764
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                        -            -     36,668            -            -            -       36,668
    Other comprehensive income:
      Unrealized net holding gain on
       securities, net of
       reclassification adjustments
       and taxes                                      -            -          -        8,905            -            -        8,905
     Effect of accounting change                      -            -          -       (4,175)           -            -       (4,175)
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                          -            -     36,668        4,730            -            -       41,398
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $.76 per share             -            -    (19,993)           -            -            -      (19,993)
  Cash dividends, pooled entity                       -            -       (202)           -            -            -         (202)
  Stock sold to dividend reinvestment and
    employee retirement plans                         -          849          -            -          702            -        1,551
  Long-term incentive plan stock activity:
    Restricted grants and related activity, net       -        6,077          -            -         (802)      (4,328)         947
    Options exercised                                 -          781          -            -            -            -          781
  Directors' compensation plan stock activity         -           11          -            -          101            -          112
  Treasury stock issued in
    pooling business combination                      -      (12,978)         -            -       12,978            -            -
  Stock repurchased, pooled entity                    -           (7)         -            -            -            -           (7)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                        $ 2,800    $ 152,816  $ 537,693     $  6,387    $    (701)    $ (8,644)   $ 690,351
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                                           WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              Six Months Ended
                                                                                                                   June 30
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                                     2001               2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                            $ 36,668           $ 36,519
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                                         9,789             10,211
      Amortization of purchased intangibles                                                                3,638              2,728
      Restricted stock compensation earned                                                                 1,705              1,023
      Securities discount accretion, net of premium amortization                                            (177)               457
      Provision for possible loan losses                                                                   5,000              5,194
      Provision for losses on foreclosed assets                                                               12                 43
      Net gains on sales and other dispositions of foreclosed assets                                        (343)              (291)
      Net gains on sales and other dispositions of surplus property                                       (4,015)              (521)
      Net gains on sales of investment securities                                                            (69)               (13)
      Deferred tax benefit                                                                                (2,328)            (1,678)
      Increase in accrued income taxes                                                                     1,681              2,985
      (Increase) decrease in accrued interest receivable and prepaid expenses                              3,104             (5,520)
      Increase in accrued interest payable and other accrued expenses                                      3,272              6,693
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                         57,937             57,830
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                                     113,830             86,641
  Purchases of investment securities held to maturity                                                          -            (12,948)
  Proceeds from maturities of investment securities available for sale                                   350,769             22,463
  Proceeds from sales of investment securities available for sale                                         50,533                444
  Purchases of investment securities available for sale                                                 (532,095)           (83,616)
  Net (increase) decrease in loans                                                                        65,383           (287,851)
  Net increase in federal funds sold and short-term investments                                         (251,292)            (7,135)
  Proceeds from sales and other dispositions of foreclosed assets                                            840              1,026
  Proceeds from sales of surplus property                                                                  5,883              1,207
  Purchases of bank premises and equipment                                                                (6,335)            (7,052)
  Net cash paid in business acquisition                                                                        -            (50,399)
  Other, net                                                                                              (1,887)            (5,823)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                               (204,371)          (343,043)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction account and savings account deposits                            184,560            (95,467)
  Net increase in time deposits                                                                            4,331            195,259
  Net increase (decrease) in short-term borrowings                                                       (62,660)           191,583
  Proceeds from issuance of common stock                                                                   2,297              1,669
  Purchases of common stock                                                                                 (847)            (1,109)
  Cash dividends                                                                                         (18,754)           (17,134)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                            108,927            274,801
------------------------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                                (37,507)           (10,412)
    Cash and cash equivalents at beginning of period                                                     273,121            254,112
------------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                                         $ 235,614          $ 243,700
------------------------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                                     $ 235,271          $ 211,424

Cash paid during the period for:
   Interest expense                                                                                    $  89,965          $  77,322
   Income taxes                                                                                           17,452             14,912
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Whitney Holding Corporation (the "Company" or "Whitney") and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company reports the balances and results of operations from businesses acquired in purchase transactions from the respective acquisition dates. Prior period financial information is restated when there has been a subsequent business combination accounted for as a pooling of interests. Certain financial information for prior periods has been reclassified to conform to the current presentation.

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

NOTE 2 - EARNINGS PER SHARE

         The components used to calculate basic and diluted earnings per share are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended June 30         Six Months Ended June 30
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                  2001              2000              2001             2000
----------------------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                               $18,511           $18,459           $38,777          $36,519
     Effect of dilutive securities                                  -                 -                 -                -
----------------------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share                 $18,511           $18,459           $38,777          $36,519
----------------------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted average shares outstanding                   26,322,789        25,502,001        26,299,060       25,493,948
     Effect of dilutive stock options                          89,566            63,141            84,126           60,752
----------------------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share            26,412,355        25,565,142        26,383,186       25,554,700
----------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                       $.69              $.72             $1.39            $1.43
     Diluted                                                      .69               .72              1.39             1.43
----------------------------------------------------------------------------------------------------------------------------
Antidilutive stock options                                    280,250           515,823           366,023          497,037
----------------------------------------------------------------------------------------------------------------------------

NOTE 3 - MERGERS AND ACQUISITIONS

         In January 2001, the Company completed two acquisitions that have been accounted for as poolings of interests: American Bank in Houston, Texas (American) and Prattville Financial Services Corporation (PFSC), whose principal subsidiary was Bank of Prattville. American had five locations in the Houston area with $275 million in total assets and $247 million in deposits. American shareholders received 1,814,990 shares in this transaction. Upon its acquisition by the

Company, American's election to be taxed under Subchapter S of the Internal Revenue Code terminated. The impact of this termination is discussed in Note 7. Bank of Prattville had approximately $160 million in total assets and $136 million of deposits in its three locations in the metropolitan area of Montgomery, Alabama. The Company exchanged 1,060,137 shares of its common stock in this transaction. Prior period financial statements have been restated to reflect the balances and operating results of these pooled entities.

         During 2000, the Company completed two business acquisitions, both of which were accounted for as purchases. In mid-February 2000, Bank of Houston was acquired for cash of $58 million. At acquisition, Bank of Houston had $180 million in assets, including $44 million in loans, and $142 million in deposits at its two locations in the metropolitan Houston area. In early November 2000, the Company purchased First Ascension Bancorp, Inc. and its subsidiary, First National Bank of Gonzales, which had $90 million in total assets, including $60 million in loans, and $77 million in deposits in four locations in Ascension Parish, Louisiana. The Company issued 647,262 shares of common stock in this transaction that was valued at approximately $22 million. Intangible assets acquired in these transactions totaled $59 million. The Company's financial statements include the results from these purchased operations, including amortization of purchased intangible assets, since the respective acquisition dates. The pro forma impact of these acquisitions on the Company's results of operations is insignificant.

         The Company has merged all banking operations acquired in 2000 and 2001 into Whitney National Bank.

         Toward the end of the second quarter, Whitney announced plans to continue expanding in the Houston, Texas market through the acquisition of Redstone Financial, Inc. and one of its subsidiary banks, Northwest Bank, N. A. Northwest Bank operates two banking locations with approximately $165 million in total assets and $137 million in deposits. Subject to certain conditions and the receipt of necessary approvals, this all-cash transaction, which has a maximum value of $37.5 million, is expected to close in the fourth quarter of 2001.

NOTE 4 - STOCK-BASED INCENTIVE COMPENSATION

         Whitney maintains a long-term incentive plan for key employees and a directors' compensation plan, each of which allows for the awarding of stock grants, stock options and other stock-based compensation. During June 2001, awards were made under each of these plans as follows:


----------------------------------------------------------------------------------------------------------------------
                                                                   Stock Grant              Stock Option Award
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                Shares      Market Value     Shares    Exercise Price
----------------------------------------------------------------------------------------------------------------------
Long-term incentive plan for key employees                   82,200        $3,436         223,875       $41.80
Directors' compensation plan                                  4,200          $197          14,000       $46.68
----------------------------------------------------------------------------------------------------------------------

         The stock grant awarded to employees is subject to forfeiture if the recipient's employment is terminated within three years of the grant date and any disposition of the shares received is restricted during this period. The employee grants can be adjusted based on Whitney's financial performance in relation to that of a designated peer group over the restriction period. The ultimate number of shares awarded can range from 0% to 200% of the initial grant. Compensation expense, initially measured as the market value of the restricted shares on the grant date, is recognized ratably over the restriction period. Periodic adjustments are made to reflect changes in the expected performance adjustment and in the market value of the Company's stock.

NOTE 5 - COMPREHENSIVE INCOME

         Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. Whitney's comprehensive income was as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended              Six Months Ended
                                                                      June 30                        June 30
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                2001            2000           2001          2000
----------------------------------------------------------------------------------------------------------------------
Net income                                                  $  18,102       $  18,459       $  36,668     $  36,519
Other comprehensive income:
  Unrealized holding gain (loss) on securities,
    net of reclassification adjustments and taxes              (2,053)            604           8,905          (719)
  Effect of accounting change                                       -               -          (4,175)            -
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                        $  16,049       $  19,063       $  41,398     $  35,800
-----------------------------------------------------------------------------------------------------------------------

NOTE 6 - CONTINGENCIES

         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

NOTE 7 - INCOME TAXES

         Before its acquisition by Whitney in January 2001, American Bank had elected to be taxed under Subchapter S of the Internal Revenue Code. Under this election, American was not subject to income tax at the corporate level and reported no income tax expense; rather, its shareholders were taxed on their proportionate shares of corporate taxable income.

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

NOTE 8 - ACCOUNTING PRONOUNCEMENTS

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

         An additional provision of these statements allowed the Company to transfer, upon adoption, any security held to maturity into the available-for-sale category without calling into question the Company's intent to hold other debt securities to maturity. Under this provision, Whitney elected to transfer all mortgage-backed securities and certain other securities with a total carrying value of $528 million into the available-for-sale classification on the effective date. The net unrealized loss on the transferred securities totaled $6.4 million, or $4.2 million net of tax. This tax-effected loss was recognized in other comprehensive income in the first quarter of 2001.

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The pooling method of accounting for business combinations is no longer available. Application of the purchase method under SFAS No. 141 in many ways follows existing authoritative guidance, including the requirement to record the net assets of an acquired business at fair value. SFAS No. 141 does, however, provide new guidance on identifying intangible assets that should be recognized as assets apart from goodwill and, in certain circumstances, calls for a reclassification between these categories of existing balances from purchase business combinations completed by June 30, 2001. The Company anticipates making no significant reclassifications in connection with the implementation of SFAS No. 141.

         The accounting for goodwill and other intangible assets after acquisition will now be governed by SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued concurrent with SFAS No. 141. Under SFAS No. 142, goodwill is no longer subject to amortization, although amortization will continue for existing goodwill through the end of 2001. Rather, beginning in 2002, goodwill will be subject to at least an annual assessment for impairment. Impairment is the amount by which the implied fair value of the goodwill contained in any reporting unit within a company is less than the unit's carrying value. Impairment losses identified after a transition period are charged to operating expense. Under SFAS No. 142, intangible assets other than goodwill continue to be amortized over their estimated useful lives. If the useful life of an intangible asset is indefinite, however, the recorded asset will not be amortized but will be tested for impairment by comparison to its estimated fair value.

         At June 30, 2001, Whitney's intangible assets consisted of $64 million of goodwill and $19 million of other intangible assets, representing mainly the value of deposit relationships, all of which have finite lives. Approximately $1 million of goodwill amortization was expensed in each of the first two quarters of 2001, and similar quarterly amounts are projected for the second half of the year. Approximately $.6 million of the quarterly goodwill amortization is not deductible for income tax purposes. Under SFAS No. 142, there will be no goodwill amortization in 2002 and later years. The Company has not yet tested its existing goodwill for impairment under SFAS No. 142 and cannot predict whether an impairment loss will be required upon transition to this new statement. The Company does not expect adoption of this statement to significantly change the current schedule of amortization for other intangible assets.

         The FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on Whitney's financial position or results of operations.


                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                 SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------

                                                                2001                                    2000
                                                    ------------------------------ -------------------------------------------------
(dollars in thousands, except per share data)       Second Quarter   First Quarter   Fourth Quarter   Third Quarter   Second Quarter
------------------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                       $6,807,256       $6,769,959      $6,650,265       $6,489,469        $6,349,958
  Earning assets                                      6,283,248        6,254,464       6,078,951        5,995,444         5,807,294
  Loans                                               4,533,439        4,513,617       4,601,492        4,402,860         4,259,104
  Investment in securities                            1,483,247        1,425,590       1,462,189        1,502,864         1,492,921
  Deposits                                            5,521,365        5,463,523       5,332,474        4,969,876         4,927,200
  Shareholders' equity                                  690,351          682,666         665,764          629,799           615,514
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                       $6,813,065       $6,649,303      $6,548,409       $6,397,590        $6,209,152
  Earning assets                                      6,290,430        6,108,016       6,028,512        5,888,185         5,694,479
  Loans                                               4,503,302        4,531,536       4,511,194        4,320,926         4,134,891
  Investment in securities                            1,435,530        1,462,082       1,480,551        1,501,931         1,490,137
  Deposits                                            5,548,425        5,366,320       5,093,451        4,914,591         4,930,712
  Shareholders' equity                                  689,272          674,556         651,614          623,932           611,714
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                      $112,628         $116,821        $121,299         $117,411          $110,246
  Interest expense                                       44,362           48,882          52,912           50,297            43,298
  Net interest income                                    68,266           67,939          68,387           67,114            66,948
  Net interest income (TE)                               69,628           69,331          69,827           68,562            68,470
  Provision for possible loan losses                      2,500            2,500           4,898            2,598             2,597
  Noninterest income (excluding securities
    transactions and merger-related items)               21,816           22,857          19,663           18,703            18,031
  Securities transactions                                    32               37             850              (13)                -
  Noninterest expense(excluding merger-related
    items)                                               60,094           57,962          57,005           55,929            55,490
  Merger-related items                                      626            3,825           1,102                -                 -
  Net income                                             18,102           18,566          17,425           18,898            18,459
  Earnings before tax-effected merger-related
    items                                                18,511           20,266          18,141           18,898            18,459
------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                 1.07%            1.13%           1.06%            1.18%             1.20%
  Return on average assets before
    tax-effected merger-related items                      1.09             1.24            1.10             1.18              1.20
  Return on average shareholders' equity                  10.53            11.16           10.64            12.05             12.14
  Return on average shareholders' equity before
    tax-effected merger-related items                     10.77            12.18           11.08            12.05             12.14
  Net interest margin                                      4.43             4.58            4.62             4.64              4.83
  Average loans to average deposits                       81.16            84.44           88.57            87.92             83.86
  Efficiency ratio                                        65.72            62.87           63.70            64.09             64.15
  Reserve for possible loan losses to loans                1.37             1.37            1.33             1.27              1.25
  Nonperforming assets to loans plus foreclosed assets
    and surplus property                                    .73              .65             .54              .51               .58
  Average shareholders' equity to average assets          10.12            10.14            9.95             9.75              9.85
  Shareholders' equity to total assets                    10.14            10.08           10.01             9.70              9.69
  Leverage ratio                                           8.92             8.97            8.93             8.82              8.93
------------------------------------------------------------------------------------------------------------------------------------
SELECTED COMMON SHARE DATA
  Earnings Per Share
    Basic                                                  $.69             $.71            $.67             $.74              $.72
    Basic, before tax-effected merger-related items         .70              .77             .70              .74               .72
    Diluted                                                 .69              .70             .67              .74               .72
    Diluted, before tax-effected merger-related items       .70              .77             .70              .74               .72
  Dividends
    Cash dividends per share                               $.38             $.38            $.36             $.36              $.36
    Dividend payout ratio                                 55.32%           54.84%          53.93%           48.15%            49.26%
  Book Value Per Share
    Book value                                           $26.19           $25.99          $25.38           $24.64            $24.09
    Tangible book value                                   23.02            22.75           22.07            21.76             21.16
  Trading Data
    High closing price                                   $46.90           $41.38          $41.69           $37.19            $39.13
    Low closing price                                     38.51            36.00           33.13            33.38             31.75
    End-of-period closing price                           46.90            39.56           36.31            36.31             34.19
    Trading volume                                    2,731,612        2,299,875       1,891,381        1,306,004         1,609,130
  Average Shares Outstanding
    Basic                                            26,322,789       26,275,067      26,025,920       25,585,403        25,502,001
    Diluted                                          26,412,355       26,353,693      26,089,015       25,648,022        25,565,142
------------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation ("the Company" or "Whitney") and its subsidiaries and on their results of operations during the second quarters of 2001 and 2000 and during the six month periods through June 30 in each year. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank ("the Bank"). This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with Whitney's 2000 annual report on Form 10-K.

         Prior year financial information has been restated to reflect the balances and operating results of businesses subsequently acquired in transactions accounted for as poolings of interests. The Company reports the balances and results of operations from businesses acquired in purchase transactions from the respective acquisition dates. Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW

         Whitney earned $.70 per share in the second quarter of 2001 compared to $.72 per share in the second quarter of 2000, or approximately $18.5 million in each period. Including the impact of tax-effected merger-related items of $.01 per share, the Company had net income of $.69 per share, or $18.1 million, in 2001's second quarter. There were no merger-related items in the year-earlier quarter. Whitney's earnings in 2001 were affected by its moderate asset sensitivity and the rapid reductions in short-term interest rates by the Federal Reserve during the first half of this year. Return on average assets was 1.09% for the second quarter of 2001 and return on average shareholders' equity was 10.77%, both before merger-related items. For the second quarter of 2000, these returns were 1.20% and 12.14%, respectively.

         The results for all periods include the operations of American Bank in Houston, Texas, and Prattville Financial Services Corporation, the parent of Bank of Prattville in the Montgomery, Alabama area, both of which were acquired in January 2001 transactions accounted for as poolings of interests. The combined assets of these entities totaled approximately $435 million, and Whitney issued a combined 2,875,127 shares of common stock in these transactions.

         The Company's two business acquisitions in 2000 were accounted for as purchases. Excluding the after-tax effect of the amortization of purchased intangibles acquired in these and other earlier purchase transactions, Whitney earned $.76 per share in the second quarter of 2001, again before merger-related items, compared to $.77 per share in 2000's second quarter.

         Selected highlights from the second quarter's results follow:

o Net interest income (TE) increased 2%, or $1.2 million, from the second quarter of 2000. The favorable impact on net interest income from loan growth between these periods was largely offset by the impact of compression in the net interest margin. Whitney's net interest margin of 4.43% in the second quarter of 2001 was 40 basis points below the year-earlier quarter and 15 basis points below 2001's first quarter.

o Noninterest income in the second quarter of 2001 was 21%, or $3.8 million, higher than in 2000's second quarter. Service charges on deposit accounts increased 19%, or $1.4 million, and secondary mortgage market operations generated a $1.1 million increase in fee income. Noninterest income for the second quarter of 2001 includes approximately $.4 million of net gains on dispositions of banking facilities and pre-1933 assets. Similar gains were negligible in 2000's second quarter. The base operations of banks purchased during 2000 contributed approximately $.2 million to the overall increase in noninterest income between these periods.

o Noninterest expense before merger-related costs was up 8%, or $4.6 million, compared to the second quarter of 2000. Personnel expense increased 9%, or $2.4 million, with approximately $1.1 million reflecting regular merit raises and incentive pay increases as well as a rise in the full-time equivalent employee base primarily related to the bank operations purchased in 2000. The cost of medical and retirement benefit programs were also up in 2001's second quarter, as was stock-based incentive compensation expense.

o Whitney provided $2.5 million for possible loan losses in the second quarter of 2001, compared to a $2.6 million provision in 2000's second quarter. Nonperforming assets were $33.1 million at June 30, 2001, or .73% of loans plus foreclosed assets and surplus bank property, compared to $24.9 million, or .59%, at June 30, 2000. Net charge-offs were $2.1 million in the second quarter of 2001 compared to $1.1 million in the year-earlier quarter. The reserve for possible loan losses was 1.37% of total loans at June 30, 2001, compared to 1.25% a year earlier.

         As discussed in Note 3 to the consolidated financial statements, Whitney recently announced plans to expand in the Houston, Texas market by acquiring Redstone Financial, Inc. and one of its subsidiary banks, Northwest Bank, N. A. Northwest Bank operates two banking locations in Houston with approximately $165 million in total assets and $137 million in deposits. This all-cash transaction, which has a maximum value of $37.5 million, is expected to close in the fourth quarter of 2001 and will be accounted for as a purchase.

FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to, projections about the possible future stabilization of Whitney's new interest margin, comments on assumptions underlying these projections, such as the assumption about the future movement of market interest rates, and statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity. Numerous factors will determine actual future results and conditions, and these factors cannot be predicted with certainty or fully controlled by the Company. These factors include the actual timing and extent of future interest rate movements, trends in Whitney's earning assets and sources of funds, and the level of success of asset/liability management strategies implemented. Other important factors that could affect actual future results and conditions are described in other reports that the Company files with the Securities and Exchange Commission. It is important to note that Whitney's actual future results could differ materially from what is stated in or implied by its forward-looking statements. Whitney undertakes no obligation to update any forward-looking statement included in this discussion, whether as a result of new information, future events or developments, or for any other reason.

FINANCIAL CONDITION

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

         Average loans in the second quarter of 2001 were 9%, or $368 million, higher than the same period in 2000. After a period of strong loan growth throughout 2000, particularly in the commercial arena, the pace of lending activity has slowed in the first half of 2001. Average loans in 2001's second quarter were down slightly from the first quarter of 2001, partly as a result of the sale of a $40 million student loan portfolio in January, and were little changed from the fourth quarter of 2000.

         Commercial real estate lending, which includes loans secured by properties used in commercial or industrial operations, supplied approximately $122 million of the increase over the second quarter of 2000, as this portfolio category grew 9% on average. Growth during 2000 came from a variety of sources, including apartment and condominium projects largely in the eastern Gulf Coast region, and retail, small office and commercial facilities throughout Whitney's market area. Loans for hotel projects, mainly in the New Orleans metropolitan area, were stable during 2000 after a period of rapid growth. There has been only limited growth in the commercial real estate category during 2001. This slowdown was anticipated as developers took advantage of favorable permanent financing opportunities in an improving rate environment and the pace of new project development moderated.

         Commercial loans other than those secured by real property increased approximately $167 million, or 11%, on average over 2000's second quarter, with virtually all of the growth occurring in the latter half of 2000. Since year-end 2000, there were no major changes in the concentration mix of this portfolio.

         Retail mortgage loans increased approximately $110 million on average, or 14%, from 2000's second quarter. With the shift late in 2000 to a policy of selling substantially all retail mortgage loan production in the secondary market, there was only limited growth in this portfolio category since the fourth quarter of 2000, all of which related to an increase in loans held pending sale.

         In early 2001, management decided to also begin selling student loan production at the earliest possible date rather than holding such loans through the student deferment period. The Company sold $40 million of qualifying student loans from the existing portfolio in January 2001. Primarily because of this sale, average loans to individuals decreased approximately 9% from the second quarter of 2000 and 14% from that year's final quarter.

         Table 1 shows loan balances at June 30, 2001 and at the end of the four prior quarters. The decrease in the commercial category from the end of 2000 was partly related to year-end seasonal factors, while the decrease in loans to individuals primarily reflected the student loan portfolio sale.

TABLE 1.  LOANS

------------------------------------------------------------------------------------------------------------------------------------
                                                           2001                                       2000
--------------------------------------------------------------------------   -------------------------------------------------------
(dollars in thousands)                           June 30         March 31         December 31         September 30        June  30
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans                         $ 1,775,696      $ 1,749,963       $ 1,815,187         $ 1,667,591       $ 1,624,948
Real estate loans - commercial
    and other                                    1,548,386        1,558,381         1,544,390           1,522,981         1,470,334
Real estate loans - retail mortgage                907,441          899,378           888,699             869,816           827,608
Loans to individuals                               301,904          305,867           353,165             342,389           335,997
Lease financing                                         12               28                51                  83               217
------------------------------------------------------------------------------------------------------------------------------------
    Total loans                                $ 4,533,439      $ 4,513,617       $ 4,601,492         $ 4,402,860       $ 4,259,104
------------------------------------------------------------------------------------------------------------------------------------


TABLE 2.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------------------------------------------------------
                                                            Second         Second          Six Months Ended
                                                            Quarter       Quarter              June 30
--------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       2001           2000          2001         2000
--------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                         $61,846        $51,709        $61,017      $47,543
Reserves acquired in bank purchase                               -              -              -        1,461
Reserves on loans transferred to held for sale                 (21)             -           (651)           -
Provision for possible loan losses                           2,500          2,597          5,000        5,194
Loans charged to the reserve:
   Commercial, financial and agricultural                   (2,986)        (1,911)        (4,765)      (2,595)
   Real estate                                                 (95)          (681)          (136)        (877)
   Loans to individuals                                       (698)          (682)        (1,384)      (1,396)
   Lease financing                                               -            (12)             -          (30)
---------------------------------------------------------------------------------------------------------------
      Total charge-offs                                     (3,779)        (3,286)        (6,285)      (4,898)
---------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural loans                553            717          1,420        1,479
   Real estate                                                 666          1,114            913        1,529
   Loans to individuals                                        500            319            851          862
   Lease financing                                               -              -              -            -
----------------------------------------------------------------------------------------------------------------
      Total recoveries                                       1,719          2,150          3,184        3,870
----------------------------------------------------------------------------------------------------------------
Net charge-offs                                             (2,060)        (1,136)        (3,101)      (1,028)
----------------------------------------------------------------------------------------------------------------
Balance at the end of period                               $62,265        $53,170        $62,265      $53,170
----------------------------------------------------------------------------------------------------------------
Ratios:
   Net annualized charge-offs
     to average loans                                          .18%           .11%           .14%         .05%
   Gross annualized charge-offs to average loans               .34            .32            .28          .24
   Recoveries to gross charge-offs                           45.49          65.43          50.66        79.01
   Reserve for possible loan losses to loans
     at period end                                            1.37           1.25           1.37         1.25
-----------------------------------------------------------------------------------------------------------------

                                                                -13-

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the size of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for possible loan losses charged to operating expense. Table 2 above compares second quarter 2001 activity in the reserve for possible loan losses with 2000's second quarter and also compares six-month activity for each year. Table 3 shows total nonperforming assets at June 30, 2001 and at the end of the preceding four quarters.

TABLE 3.  NONPERFORMING ASSETS


------------------------------------------------------------------------------------------------------------------------------------
                                                                   2001                                    2000
------------------------------------------------------------------------------------------------------------------------------------
                                                            June           March         December        September         June
(dollars in thousands)                                       30             31              31               30             30
------------------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis                $ 31,655      $ 26,084         $ 23,579         $ 20,879        $ 23,105
Restructured loans                                            408           453              465              477             490
------------------------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                               32,063        26,537           24,044           21,356          23,595
Foreclosed assets and surplus property                      1,022         2,644              995            1,288           1,349
------------------------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                            $ 33,085      $ 29,181         $ 25,039         $ 22,644        $ 24,944
------------------------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                    $  6,581      $  3,500         $  4,343         $ 10,173        $  3,166
------------------------------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property              .73 %         .65 %            .54 %            .51 %           .59 %
   Reserve for possible loan losses to
     nonperforming loans                                   194.20        233.06           253.77           262.61          225.34
   Loans 90 days past due still accruing to loans             .15           .08              .09              .23             .07
------------------------------------------------------------------------------------------------------------------------------------

         The Company's credit-risk profile increased moderately during 2000 and 2001 but remained well within acceptable limits and compared favorably to industry statistics and historical experience.

         The total of nonperforming loans has increased $8 million from the end of 2000's second quarter, but there have been no significant underlying changes or trends. The $6 million increase in nonperforming loans since March 31, 2001 involved certain relationships that had been internally classified as having above-normal credit risk in an earlier period. At June 30, 2001, the total of such internally classified loans was $273 million, representing approximately 6.0% of total loans, up from approximately 5.8% at June 30, 2000, but a small improvement from 6.2% at year-end 2000. The increase from the year-earlier quarter was concentrated in the category of loans classified as warranting special attention because of risk characteristics that indicate potential weaknesses. This classification category totaled $156 million at June 30, 2001. Loans classified as having well-defined weaknesses that, if not corrected, would likely result in some loss totaled $100 million at that date, and loans for which full repayment is doubtful totaled $16 million.

         Although there has been some increase in charge-offs through the first half of 2001 compared to 2000, the increased risk profile has not been reflected in significantly higher levels of charge-offs. Management's evaluation of the ultimate impact of the increased credit risk was, however, considered in the reserve level, which increased to 1.37% of total loans at both June 30, 2001 and March 31, 2001, compared to 1.25% of total loans at June 30, 2000 and 1.33% at December 31, 2000.

INVESTMENT IN SECURITIES

         At June 30, 2001, total securities were $1.48 billion, compared to $1.46 billion at December 31, 2000 and $1.49 billion at June 30, 2000. The average investment in securities in 2001's second quarter is down 4%, or $55 million, from the second quarter of 2000. Between these same periods, average federal funds sold and other short-term investments increased $282 million, reflecting increased liquidity from growth in deposit funding sources during the first half of 2001 as discussed in the following section.

         As discussed in Note 8, effective January 1, 2001, the Company reclassified securities with a carrying value of $528 million, and an unrealized net loss of $6.4 million, as available for sale in connection with the adoption of SFAS No. 133. These securities had previously been classified as held to maturity. The unrealized loss at the effective date was reported net of tax in other comprehensive income in the first quarter of 2001. Whitney continued to classify most of its securities from states and political subdivisions, as well as shorter duration U.S. Treasury and agency securities, as held to maturity.

         At June 30, 2001, there was an unrealized net gain on securities available for sale totaling $10.2 million. The improvement from an unrealized net gain of $3.4 million at year-end 2000, before the reclassification discussed above, reflects the favorable impact of generally lower market interest rates on fixed income security prices.

DEPOSITS AND SHORT-TERM BORROWINGS

         Average deposits were up 13%, or $618 million, in the second quarter of 2001 compared to the year-earlier quarter, including the impact of approximately $77 million of deposits associated with bank operations acquired in 2000. Close to three-quarters of this growth occurred in 2001. Second quarter 2001 deposits were up 3%, or $182 million, from the first quarter of 2001.

         The increased rate of deposit growth in 2001 mainly reflected the competitive positioning of new money market deposit products for businesses and individuals and greater demand for the safety and liquidity of deposit products in response to turmoil in the capital markets. Money market deposits were up 28%, or $227 million, compared to 2000's second quarter, with over 90% attributable to growth in 2001. Demand for safety and liquidity also helped maintain and further increase funding from core time deposits of under $100 thousand in the second quarter and first half of 2001. These deposits had increased strongly during 2000 reflecting Whitney's strategy of responding to rising short-term market rates during that period with competitively structured time deposit products. Noninterest-bearing demand deposits were also higher in 2001's second quarter, having grown 6% from the second quarter of 2000.

         With the growth in deposits, average short-term borrowings in the second quarter of 2001 were 18%, or $108 million, below the level in 2000's second quarter.

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

         On the liability side, liquidity management focuses on growing the base of stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability funding sources in the second quarter and first six months of 2001.

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

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flow and summarize all significant sources and uses of funds for the first six months of 2001 and 2000.

         The Bank had over $1.2 billion in unfunded loan commitments outstanding at June 30, 2001, a 3% increase from 2000's year-end. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

ASSET/LIABILITY MANAGEMENT

         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity by running net interest income simulations, monitoring the economic value of equity, and preparing gap analyses. The net interest income simulations at the end of 2001's second quarter indicated that the Company continued to be moderately asset sensitive, similar to its position at year-end 2000. Based on these simulations, net interest income would be expected to increase $7 million, or somewhat more than 2%, and decrease $4 million, or less than 2%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. The actual impact of changing interest rates on net interest income is dependent on many factors including the growth in earning assets, the mix of earning assets and interest-bearing liabilities, the timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

         At June 30, 2001, shareholders' equity totaled $690 million compared to $666 million at year-end 2000. The major factors in this $24 million increase were earnings, net of dividends declared, of approximately $16 million, and $5 million of other comprehensive income reflecting an increase in the tax-effected net unrealized holding gain on securities available for sale over and above the $4.2 million tax-effected unrealized loss recorded in connection with the adoption of SFAS No. 133 as discussed in Note 8 to the consolidated financial statements.

         The ratios in Table 4 indicate that the Company remained strongly capitalized at June 30, 2001. The increases in regulatory capital ratios since year-end 2000 reflect the continued growth in regulatory capital levels supporting a total of risk-weighted assets that has declined with reduced loan demand.

TABLE 4.  RISK-BASED CAPITAL AND CAPITAL RATIOS

------------------------------------------------------------------------------------------------
                                                              June 30             December 31
(dollars in thousands)                                          2001                 2000
------------------------------------------------------------------------------------------------
Tier 1 regulatory capital                                    $600,586              $577,036
Tier 2 regulatory capital                                      62,265                61,017
------------------------------------------------------------------------------------------------
Total regulatory capital                                     $662,851              $638,053
------------------------------------------------------------------------------------------------
Risk-weighted assets                                       $5,038,719            $5,063,114
------------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)                   8.92  %               8.93  %
   Tier 1 capital to risk-weighted assets                       11.92                 11.40
   Total capital to risk-weighted assets                        13.16                 12.60
   Shareholders' equity to total assets                         10.14                 10.01
   Tangible equity to total assets                               8.92                  8.70
------------------------------------------------------------------------------------------------

         The regulatory capital ratios for Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency.

         In each of the first two quarters of 2001, Whitney declared a $.38 per share dividend on its common stock. This represents a $.02 per share, or 6%, increase over the quarterly dividend declared throughout 2000.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income (TE) for the second quarter of 2001 increased 2%, or $1.2 million, from the second quarter of 2000. The favorable impact on net interest income from loan growth between these periods was largely offset by the impact of compression in the net interest margin. Whitney is moderately asset sensitive, which means that its assets reprice more rapidly than its liabilities when interest rates change. Since the beginning of 2001, the Federal Reserve lowered short-term interest rates by 275 basis points. The first half of 2001 has also seen an increase in overall liquidity that, in the absence of strong loan demand, has flowed to investment vehicles with a smaller spread to the cost of funds. In this environment, Whitney's net interest margin, which is net interest income (TE) as a percent of average earning assets, was 4.43% in the second quarter of 2001, or 40 basis points below the year-earlier quarter and 15 basis points below 2001's first quarter. Tables 5 and 6 show the components of changes in the Company's net interest income and net interest margin.

         Compared to the same quarter in the prior year, average loans were up 9% in 2001's second quarter. As a percent of earning assets, average loans decreased slightly to 72% in the current quarter, compared to 73% in 2000's second quarter, reflecting the surge in short-term investments in 2001 prompted by increased liquidity during a period of reduced loan demand. The yield (TE) on loans decreased 63 basis points between these periods, as market rates, after having risen during the first half of 2000, decreased quickly in the first half of 2001. The average prime rate was 191 basis points lower in the second quarter of 2001 compared to the year-earlier quarter. With the decrease in loan yields, the overall yield on earning assets in 2001's second quarter was 62 basis points lower than the year-earlier quarter.

         The percent of earning assets funded by noninterest-bearing sources was a healthy 27% in the second quarters of both 2001 and 2000. In each of these periods, higher-cost sources of funds, including both short-term borrowings and time deposits, totaled approximately 40% of average earning assets, although time deposits increased to 32% in 2001's second quarter, compared to 30% in the year-earlier quarter. This increased reliance on term deposits together with the lingering impact of the higher rate environment in 2000 on the cost of these deposits, restrained the Company's ability to reduce its cost of interest-bearing liabilities in response to rapidly decreasing short-term market rates in the first half of 2001. The total interest cost of funding earning assets in 2001's second quarter decreased 22 basis points from the second quarter of 2000. As of June 30, 2001, over one third of Whitney's time deposit balances will mature and be subject to repricing within three months.

         Assuming no further declines in market rates, the net interest margin should stabilize as interest-bearing term liabilities mature during the second half of 2001. The ultimate impact on net interest income will depend on, among other factors, the actual timing and extent of future rate movements and trends in Whitney's earning assets and sources of funds.

         For the first six months of 2001, net interest income (TE) increased 3% over the same period in 2000. The net interest margin was 4.51% for the 2001 period and 4.85% for the prior year's period. Essentially the same factors impacted the quarterly and year-to-date changes in net interest income and the net interest margin between 2000 and 2001.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                 Second Quarter 2001                   First Quarter 2001            Second Quarter 2000
------------------------------------------------------------------------------------------------------------------------------------
                                  Average                             Average                          Average
                                  Balance    Interest   Rate          Balance    Interest    Rate      Balance     Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)              $ 4,503,302   $ 88,015    7.84%      $ 4,531,536  $ 93,749    8.38%   $ 4,134,891    $ 87,116   8.47%
------------------------------------------------------------------------------------------------------------------------------------

U.S. agency securities             542,803      8,188    6.03           638,256     9,587    6.01        651,293      10,063   6.18
Mortgage-backed securities         593,842      9,031    6.08           494,936     7,751    6.26        483,772       7,444   6.15
Obligations of states and
  political subdivisions
    (TE) (a)                       164,173      2,933    7.15           177,048     3,290    7.43        204,530       3,799   7.43
U.S. Treasury securities           109,259      1,660    6.09           114,675     1,717    6.07        127,178       1,938   6.13
Federal Reserve stock and
  other corporate securities        25,453        315    4.95            37,167       604    6.50         23,364         394   6.75
------------------------------------------------------------------------------------------------------------------------------------
    Total investment in
       securities                1,435,530     22,127    6.17         1,462,082    22,949    6.28      1,490,137      23,638   6.35
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments           351,598      3,848    4.39           114,398     1,515    5.37         69,451       1,014   5.88
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets         6,290,430  $ 113,990    7.26%        6,108,016  $118,213    7.82%     5,694,479    $111,768   7.88%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                       584,887                              603,275                          568,291
Reserve for possible loan
  losses                           (62,252)                             (61,988)                         (53,618)
------------------------------------------------------------------------------------------------------------------------------------
    Total assets               $ 6,813,065                          $ 6,649,303                      $ 6,209,152
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits           $   570,112   $  1,873    1.32%        $ 609,523  $  2,317    1.54%   $   566,279    $  2,058   1.46%
Money market deposits            1,043,498      8,408    3.23           893,258     8,640    3.92        816,676       8,095   3.99
Savings deposits                   457,512      2,005    1.76           449,913     2,204    1.99        470,229       2,360   2.02
Other time deposits              1,144,672     16,201    5.68         1,142,756    16,574    5.88        962,725      12,223   5.11
Time deposits $100,000
  and over                         891,894     11,800    5.31           886,649    13,078    5.98        758,097      10,599   5.62
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
     deposits                    4,107,688     40,287    3.93         3,982,099    42,813    4.36      3,574,006      35,335   3.98
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings              502,884      4,075    3.25           537,878     6,069    4.58        611,099       7,963   5.24
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-
        bearing liabilities      4,610,572   $ 44,362    3.86%        4,519,977  $ 48,882    4.39%     4,185,105    $ 43,298   4.16%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING DEPOSITS
    AND SHAREHOLDERS' EQUITY
Demand deposits                  1,440,737                            1,384,221                        1,356,706
Other liabilities                   72,484                               70,549                           55,627
Shareholders' equity               689,272                              674,556                          611,714
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity     $ 6,813,065                          $ 6,649,303                      $ 6,209,152
------------------------------------------------------------------------------------------------------------------------------------

    Net interest income and
      margin (TE) (a)                        $ 69,628    4.43%                   $ 69,331    4.58%                  $ 68,470   4.83%
------------------------------------------------------------------------------------------------------------------------------------
    Net earning assets and
      spread                   $ 1,679,858               3.40%      $ 1,588,039              3.43%   $ 1,509,374               3.72%
------------------------------------------------------------------------------------------------------------------------------------
    (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
    (b) Average balance includes nonaccruing loans of $25,837, $24,077 and $25,084 respectively, in the second and first quarters of
        2001 and the second quarter of 2000.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                        Six Months Ended                                  Six Months Ended
(dollars in thousands)                                    June 30, 2001                                      June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                  Average                                           Average
                                                  Balance     Interest     Rate                     Balance     Interest      Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                              $ 4,517,339    $181,764     8.11%                  $4,053,080   $168,755       8.37%
------------------------------------------------------------------------------------------------------------------------------------

U.S. agency securities                             590,265      17,775     6.02                      610,045     18,477       6.06
Mortgage-backed securities                         544,662      16,782     6.16                      495,731     15,117       6.10
Obligations of states and political
  subdivisions (TE) (a)                            170,575       6,223     7.30                      209,797      7,992       7.62
U.S. Treasury securities                           111,952       3,377     6.08                      126,973      3,847       6.09
Federal Reserve stock and other
  corporate securities                              31,278         919     5.88                       23,289        762       6.54
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities             1,448,732      45,076     6.23                    1,465,835     46,195       6.31
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments                           233,653       5,363     4.63                       63,188      1,808       5.75
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                       6,199,724    $232,203     7.54%                   5,582,103   $216,758       7.80%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                       594,033                                           558,628
Reserve for possible loan losses                   (62,121)                                          (51,740)
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                             $ 6,731,636                                        $6,088,991
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                           $   589,710    $  4,190     1.43%                  $  560,176   $  4,116       1.48%
Money market deposits                              968,793      17,048     3.55                      812,810     15,755       3.90
Savings deposits                                   453,733       4,209     1.87                      468,633      4,715       2.02
Other time deposits                              1,143,718      32,775     5.78                      938,254     23,315       5.00
Time deposits $100,000 and over                    889,286      24,878     5.64                      729,605     19,840       5.47
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits              4,045,240      83,100     4.14                    3,509,478     67,741       3.88
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                              520,284      10,144     3.93                      578,245     14,231       4.95
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities         4,565,524    $ 93,244     4.12%                   4,087,723   $ 81,972       4.03%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING DEPOSITS
    AND SHAREHOLDERS' EQUITY
Demand deposits                                  1,412,634                                         1,340,077
Other liabilities                                   71,524                                            53,499
Shareholders' equity                               681,954                                           607,692
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
       shareholders' equity                    $ 6,731,636                                        $6,088,991
------------------------------------------------------------------------------------------------------------------------------------
    Net interest income and margin (TE) (a)                   $138,959     4.51%                               $134,786       4.85%
------------------------------------------------------------------------------------------------------------------------------------
    Net earning assets and spread              $ 1,634,200                 3.42%                  $1,494,380                  3.77%
------------------------------------------------------------------------------------------------------------------------------------
    (a)Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
    (b)Average balance includes nonaccruing loans of $24,962 and $21,523, respectively, in the first six months of 2001 and 2000.

TABLE 6. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a)
------------------------------------------------------------------------------------------------------------------------------------
                                                    Second Quarter 2001 Compared to:                     Six Months Ended June 30,
                                            First Quarter 2001             Second Quarter 2000             2001 Compared to 2000
                                    ------------------------------------------------------------------------------------------------
                                         Due To          Total           Due To            Total           Due To           Total
                                       Change In       Increase         Change In        Increase         Change In        Increase
                                    ----------------                -------------------               -----------------
(dollars in thousands)             Volume     Rate    (Decrease)    Volume      Rate     (Decrease)   Volume      Rate    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
    Loans (TE)(a)                 $ (502)   $(5,232)  $(5,734)     $ 7,664    $(6,765)     $ 899      $ 18,828   $(5,819)  $ 13,009
------------------------------------------------------------------------------------------------------------------------------------

    U.S. agency securities        (1,439)        40    (1,399)      (1,641)      (234)    (1,875)         (596)     (106)      (702)
    Mortgage-backed securities     1,509       (229)    1,280        1,676        (89)     1,587         1,506       159      1,665
    Obligations of states and
      political subdivisions
        (TE) (a)                    (233)      (124)     (357)        (726)      (140)      (866)       (1,443)     (326)    (1,769)
    U.S. Treasury securities         (65)         8       (57)        (267)       (11)      (278)         (453)      (17)      (470)
    Federal Reserve stock and
      other corporate securities    (165)      (124)     (289)          33       (112)       (79)          241       (84)       157
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in
       securities                   (393)      (429)     (822)        (925)      (586)    (1,511)         (745)     (374)    (1,119)
------------------------------------------------------------------------------------------------------------------------------------
    Federal funds sold and
      short-term investments       2,658       (325)    2,333        3,159       (325)     2,834         3,979      (424)     3,555
------------------------------------------------------------------------------------------------------------------------------------
      Total interest income
       (TE) (a)                    1,763     (5,986)   (4,223)       9,898     (7,676)     2,222        22,062    (6,617)    15,445
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    NOW account deposits            (137)      (307)     (444)          15       (200)      (185)          213      (139)        74
    Money market deposits          1,390     (1,622)     (232)       2,037     (1,724)       313         2,835    (1,542)     1,293
    Savings deposits                  40       (239)     (199)         (61)      (294)      (355)         (147)     (359)      (506)
    Other time deposits               37       (410)     (373)       2,500      1,478      3,978         5,566     3,894     (9,460)
    Time deposits $100,000
      and over                        85     (1,363)   (1,278)       1,828       (627)     1,201         4,453       585      5,038
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing
       deposits                    1,415     (3,941)   (2,526)       6,319     (1,367)     4,952        12,920     2,439     15,359
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings           (366)    (1,628)   (1,994)      (1,236)    (2,652)    (3,888)       (1,330)   (2,757)    (4,087)
------------------------------------------------------------------------------------------------------------------------------------
      Total interest expense       1,049     (5,569)   (4,520)       5,083     (4,019)     1,064        11,590      (318)    11,272
------------------------------------------------------------------------------------------------------------------------------------

      Change in net interest
        income (TE)(a)             $ 714     $ (417)    $ 297       $4,815    $(3,657)   $ 1,158      $ 10,472   $(6,299)  $  4,173
------------------------------------------------------------------------------------------------------------------------------------
(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses was $2.5 million for the second quarter of 2001, the same as in 2001's first quarter, and comparable to the $2.6 million provision in the second quarter of 2000. The $5.0 million year-to-date provision in 2001 compares to a $5.2 million provision in the first half of 2000. The 2000 provisions include those reported by pooled entities. Net charge-offs were $3.1 million for the first six months of 2001 and $1.0 million for the comparable period in 2000.

         For a discussion of changes in the reserve for possible loan losses, nonperforming assets and general asset quality see the earlier section on Loans and Reserve for Possible Loan Losses.

NONINTEREST INCOME

         Noninterest income, excluding securities transactions, was $21.8 million in this year's second quarter, a 21%, or $3.8 million, increase compared to the second quarter of 2000. Second quarter 2001 income includes approximately $.4 million in net gains from dispositions of surplus banking property and pre-1933 assets carried at a nominal value. Similar gains in 2000's second quarter were negligible.

         Income from service charges on deposit accounts was up 19%, or $1.4 million, in the second quarter of 2001. The Company implemented refinements to its pricing policies for certain business accounts during the quarter and, in this period of declining short-term market interest rates, appropriately lowered the earnings credit allowed as an offset to service charges on these accounts. The combined impact helped increase business service fees by 74%, or $.9 million, compared to the year-earlier quarter, and 51% from the first quarter of 2001. Also during 2001's second quarter, the Company introduced automated tools to help banking officers with certain service fee decisions and to measure their performance against corporate standards. The impact of this introduction together with underlying growth in the deposit customer base accounted for the remaining increase in income from service charges on deposit accounts.

         The wider distribution and increased use of Whitney's card products led to a 4% increase in revenue from credit and debit card transactions in the second quarter of 2001. Trust service fees showed a 5% increase over the second quarter of 2000 despite continued relative weakness in the equity markets. This reflected success in building the customer base for trust services through marketing and incentive-based sales efforts across Whitney's market area.

         Excluding the gains from asset sales mentioned earlier, other noninterest income categories increased a total of $1.8 million. Income from secondary mortgage market operations increased $1.1 million, or more than triple the level in the second quarter of 2000, reflecting the shift in late 2000 away from retaining new retail mortgage loans for the portfolio. In addition, origination volumes throughout the first half of 2001 have benefited from favorable market rates. Investment service income grew 61%, or $.4 million, mainly because increased demand for fixed income securities offset softness in retail brokerage activity brought on by weak equity markets.

         Noninterest income, excluding securities transactions, was $45.8 million through the first six months of this year, compared to $35.9 million in the first half of 2000. The 2001 results included approximately $3.7 million in net gains from dispositions of surplus property and pre-1933 assets, including merger-related gains of approximately $1.1 million. Net gains of $.5 million were included in 2000's results. Excluding these gains, year-to-date noninterest income in 2001 increased 18%, or $6.5 million, over the comparable period in 2000. Percentage changes by category were generally consistent with the quarterly changes: service charges on deposit accounts were up 13%, or $2.0 million; year-to-date credit card fee income was up 5%, or $.4 million; and trust services income was up 7%, or $.3 million. Within the other noninterest income category, secondary mortgage market income in 2001 almost tripled the results in 2000, increasing $1.7 million, and investment service income grew 51%, or $.6 million. As noted earlier, management decided to shorten the holding period for student loans during the first quarter of 2001, and the resulting sale of an existing $40 million portfolio generated gains of approximately $.9 million.

NONINTEREST EXPENSE

         Total noninterest expense was $60.1 million in the second quarter of 2001, excluding $.6 million in merger-related costs. This represented an increase of 8%, or $4.6 million, compared to the $55.5 million total for the second quarter of 2000.

         Excluding merger-related costs in 2001's second quarter, personnel expense increased 9% to a total of $30.2 million compared to $27.8 million in the second quarter of 2000. Employee compensation increased 9%, or $2.0 million, and employee benefits were up 10%, or $.4 million. Approximately $1.1 million of the increase in employee compensation reflected regular merit raises, growth in the cost of various targeted employee incentive pay plans, such as for mortgage originators, and an increase in the full-time equivalent employee base. The net increase in the employee base from bank operations purchased in the last quarter of 2000 offset reductions in staff levels achieved through the integration of the operations of pooled entities acquired in early 2001. An increase in stock-based incentive compensation, which will fluctuate with changes in the Company's stock price, led to an overall $.6 million increase in long-term incentive plan expense. Effective 2001, Whitney increased the percentage of employee 401(k) plan savings that it matches. The impact of this change, an increase in payroll taxes associated with higher compensation levels, and an increase in the cost of health benefits were the major factors behind the rise in employee benefits expense.

         Equipment and data processing expense in the second quarter of 2001 decreased 5% compared to the year-earlier quarter. Savings from systems integration activities completed in 2001 helped offset added costs from purchased operations and enhanced applications, including recurring costs associated with expanding Internet-based banking services introduced in the second half of 2000.

         Occupancy expense increased 8%, or $.4 million, in 2001's second quarter. The higher cost of energy was the major factor, followed by a net increase in depreciation expense mainly related to functional improvement projects at certain facilities, including the main office in New Orleans.

         Credit card transaction processing services expense decreased 5% in 2001's second quarter, while related revenue grew 4% as compared to the second quarter of 2000. The indicated improvement in the gross profit margin for these services was approximately $.3 million.

         Costs associated with the settlement of various legal matters in the second quarter of 2001 were largely responsible for the 15%, or $.2 million, increase in legal and other professional service fees. Fees for consulting services were lower in 2001, reflecting in part the use of such services in 2000 to assist in the Company's entry into the Houston market.

         The 2000 business acquisitions added $.3 million to the amortization of purchased intangibles in the second quarter of 2001 compared to the year-earlier quarter, accounting for all of the increase in this expense category. Full-year amortization expense related to these acquisitions is expected to total $3.8 million in 2001, up $1.3 million from 2000's total. As discussed in Note 8 to the consolidated financial statements, the amortization of goodwill will cease beginning in 2002, at which time the recorded balance of goodwill will be subject to ongoing tests for impairment. Approximately $1 million of goodwill amortization was expensed in each of the first two quarters of 2001 and similar quarterly amounts are projected in the second half of the year. Approximately $.6 million of the quarterly goodwill amortization is not deductible for income tax purposes.

         Other noninterest expense increased 19%, or $1.4 million, to $9.1 million in the second quarter of 2001. Almost a third of this increase was in advertising expense, primarily related to a multi-faceted advertising campaign featuring a Louisiana-based celebrity spokesperson. Other contributing factors included the cost of customer notifications associated with systems conversions and the notifications required as part of Whitney's compliance with the provisions of recent privacy legislation governing the use of customer information.

         For the six-month period, noninterest expense totaled $118 million, excluding merger-related costs of $5.5 million. This was an 8%, or $8.9 million, increase compared to the first half of 2000. Personnel expense increased 6%, or $3.5 million, through the first half of 2001, after excluding from the current year both $2.9 million of merger-related costs and approximately $.9 million of incremental costs associated with bank operations purchased in 2000.
Substantially the same factors were behind the quarterly and year-to-date increases in 2001 compared to 2000. Equipment and data processing expense decreased 2% in the first half of 2001, after excluding $1.1 million of merger-related costs, and legal and professional service fees were up 17%, before merger-related costs totaling $1.9 million. These changes and the changes in other major noninterest expense categories between the first six months of 2000 and 2001 were generally consistent with the quarter-to-quarter changes and were mainly the result of the same factors cited in the discussion of quarterly results above.

INCOME TAXES

         The Company provided for income tax expense at an effective rate of 32.69% in the second quarter of 2001 compared to a rate of 31.36% in the year-earlier period. The increase mainly reflects the termination of the Subchapter S election for post-merger earnings from American Bank's operations in 2001, as discussed in Note 7 to the consolidated financial statements. Year-to-date the effective rate was 31.38% in 2001 and 31.30% in 2000. In the first quarter of 2001, the Company recorded a deferred tax benefit of approximately $1 million related to the Subchapter S termination. This deferred benefit offset the increase in the year-to-date tax provision from American Bank's post-merger earnings and the non-deductibility of certain merger-related expenses. Whitney's effective rates have been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included on page 16 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of Whitney Holding Corporation's shareholders was held on April 25, 2001.

         (b),(c) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to the nominees for election to the Company's Board for Directors as listed in the proxy statement.

         The nominees for director and the voting results were as follows:

         Nominee Elected                       Withheld/                Broker
         as Director                For         Against      Abstain    Non-vote
        ------------------------------------------------------------------------

         William A. Hines       19,591,519     2,022,199      None        None
         Alfred S. Lippman      21,054,146       559,572      None        None
         Eric J. Nickelsen      21,447,992       165,726      None        None
         Carroll W. Suggs       21,451,066       162,652      None        None

         The vote to approve the Whitney Holding Corporation 2001 Directors' Compensation Plan was as follows:



                                               Withheld/                Broker
                                    For         Against      Abstain    Non-vote
                                ------------------------------------------------
                                20,052,023     1,449,063     112,632      None

         The vote to ratify the selection by the Company's Board of Directors of Arthur Andersen LLP as independent public accountants was as follows:


                                               Withheld/                Broker
                                    For         Against      Abstain    Non-vote
                                ------------------------------------------------
                                21,523,165      65,515       25,038       None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)(3) Exhibits:

         Exhibit 3.1 - Copy of Company's Composite Charter (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 3.2 - Copy of the Company's Bylaws (filed as Exhibit 3.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

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

         Exhibit 10.11b - Whitney Holding Corporation 2001 Directors' Compensation Plan (filed as Appendix B to the Company's Proxy Statement dated March 15, 2001 (Commission file number 0-1026) and incorporated by reference).

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

         Exhibit 21 - Subsidiaries

                  Whitney Holding Corporation owns 100% of Whitney National Bank. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         (b) Reports on Form 8-K

                  On a Form 8-K dated April 19, 2001, the registrant reported under Item 5 the release of its financial results for the quarter ended March 31, 2001. The news release covering the financial results was filed as an exhibit under Item 7.

                  On a Form 8-K dated June 27, 2001, the registrant reported under Item 5 the release of a report on the effects of short-term interest rates on its earnings and net interest margin. The news release reporting on these effects was filed as an exhibit under Item 7.

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

                                                August 14, 2001
                                                --------------------------------
                                                              Date