Form 10-Q
period 2001-09-30
WHITNEY HOLDING CORP
filed 2001-11-14
CIK 106926

November 14, 2001


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026
                                                             -------------------
Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended September 30, 2001.

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

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001  Commission file number 0-1026


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
      (State of incorporation)                       (I.R.S. Employer
                                                    Identification No.)


                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 31, 2001
                  -----                      -------------------------------
         Common Stock, no par value                    26,419,475


================================================================================



                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS
                                                                                                        Page
-------------------------------------------------------------------------------------------------------------
PART I.  Financial Information

              Item 1: Financial Statements:
                        Consolidated Balance Sheets                                                       1
                        Consolidated Statements of Operations                                             2
                        Consolidated Statements of Changes in Shareholders' Equity                        3
                        Consolidated Statements of Cash Flows                                             4
                        Notes to Consolidated Financial Statements                                        5
                        Selected Financial Data                                                          10

              Item 2: Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                        11

              Item 3: Quantitative and Qualitative Disclosures about Market Risk                         26



PART II. Other Information

              Item 1: Legal Proceedings                                                                  27

              Item 2: Changes in Securities and Use of Proceeds                                          27

              Item 3: Defaults upon Senior Securities                                                    27

              Item 4: Submission of Matters to a Vote of Security Holders                                27

              Item 5: Other Information                                                                  27

              Item 6: Exhibits and Reports on Form 8-K                                                   27



Part 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
                                         WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30        December 31
(dollars in thousands)                                                                          2001               2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from financial institutions                                                   $   246,804        $   273,121
  Investment in securities
     Securities available for sale                                                             1,384,213            537,262
     Securities held to maturity, fair values of  $267,053 and $919,039, respectively            260,165            924,927
---------------------------------------------------------------------------------------------------------------------------
        Total investment in securities                                                         1,644,378          1,462,189
  Federal funds sold and short-term investments                                                  207,518             15,270
  Loans, net of unearned income                                                                4,509,222          4,601,492
        Reserve for possible loan losses                                                         (65,351)           (61,017)
---------------------------------------------------------------------------------------------------------------------------
         Net loans                                                                             4,443,871          4,540,475
---------------------------------------------------------------------------------------------------------------------------

  Bank premises and equipment                                                                    165,325            174,450
  Intangible assets                                                                               81,561             87,017
  Accrued interest receivable                                                                     36,854             44,203
  Other assets                                                                                    51,837             53,540
---------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                        $ 6,878,148        $ 6,650,265
---------------------------------------------------------------------------------------------------------------------------


LIABILITIES
  Noninterest-bearing demand deposits                                                        $ 1,453,844        $ 1,473,432
  Interest-bearing deposits                                                                    4,112,348          3,859,042
---------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                        5,566,192          5,332,474
---------------------------------------------------------------------------------------------------------------------------

  Short-term borrowings                                                                          517,863            586,477
  Accrued interest payable                                                                        19,871             23,492
  Accrued expenses and other liabilities                                                          56,654             42,058
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                     6,160,580          5,984,501
---------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
     Authorized - 100,000,000 shares
     Issued - 26,400,098 and 26,620,639 shares, respectively                                       2,800              2,800
  Capital surplus                                                                                153,432            158,083
  Retained earnings                                                                              547,017            521,220
  Accumulated other comprehensive income                                                          21,520              1,657
  Treasury stock at cost - 3,505 and 393,582 shares, respectively                                   (833)           (13,680)
  Unearned restricted stock compensation                                                          (6,368)            (4,316)
---------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                              717,568            665,764
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                          $ 6,878,148        $ 6,650,265
---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30                        September 30
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                    2001              2000              2001             2000
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                   $84,835           $93,732          $266,009         $262,039
  Interest and dividends on investments
    U.S. agency securities                                       7,105            10,311            24,880           28,788
    Mortgage-backed securities                                  11,591             7,545            28,373           22,662
    Obligations of states and political subdivisions             1,849             2,364             5,908            7,597
    U.S. Treasury securities                                     1,485             1,843             4,862            5,690
    Federal Reserve stock and other corporate securities           521               476             1,440            1,238
  Interest on federal funds sold and short-term investments      2,406             1,140             7,769            2,948
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                      109,792           117,411           339,241          330,962
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                          35,566            38,707           118,666          106,448
  Interest on short-term borrowings                              3,287            11,590            13,431           25,821
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                      38,853            50,297           132,097          132,269
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             70,939            67,114           207,144          198,693
PROVISION FOR POSSIBLE LOAN LOSSES                               8,000             2,598            13,000            7,792
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                          62,939            64,516           194,144          190,901
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                            8,763             7,705            25,556           22,525
  Credit card income                                             3,981             3,781            12,021           11,455
  Trust service fees                                             2,403             2,342             7,172            6,783
  Other noninterest income                                       9,855             4,875            26,013           13,844
  Securities transactions                                            -               (13)               69                -
----------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                    25,002            18,690            70,831           54,607
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                         25,805            24,599            78,570           70,998
  Employee benefits                                              4,687             3,514            14,220           12,159
----------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                     30,492            28,113            92,790           83,157
  Equipment and data processing expense                          5,331             5,688            17,737           17,328
  Net occupancy expense                                          5,075             4,826            15,312           14,187
  Credit card processing services                                2,447             2,467             7,579            7,824
  Telecommunication and postage                                  2,181             2,177             6,476            6,398
  Legal and professional fees                                    1,674             1,880             6,441            4,337
  Amortization of intangibles                                    1,818             1,568             5,456            4,296
  Ad valorem taxes                                               1,739             1,683             5,312            5,064
  Other noninterest expense                                      8,109             7,527            25,357           22,481
----------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                   58,866            55,929           182,460          165,072
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      29,075            27,277            82,515           80,436
INCOME TAX EXPENSE                                               9,719             8,379            26,491           25,019
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $19,356           $18,898           $56,024          $55,417
----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                          $ .73             $ .74            $ 2.13           $ 2.17
  Diluted                                                          .72               .74              2.11             2.17
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                     26,417,525        25,585,403        26,338,982       25,524,656
  Diluted                                                   26,714,549        25,648,022        26,494,854       25,586,035
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                                          WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated                Unearned
                                                                                  Other                   Restricted
                                                Common    Capital    Retained  Comprehensive  Treasury      Stock
(dollars in thousands, except per share data)   Stock     Surplus    Earnings      Income       Stock    Compensation    Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   $ 2,800   $ 158,618  $ 484,831     $ (5,293)   $ (40,678)  $ (4,073)    $ 596,205
---------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                       -           -     55,417            -            -          -        55,417
    Other comprehensive income:
      Unrealized net holding gain on securities,
        net of reclassification adjustments
           and taxes                                 -           -          -        2,665            -          -         2,665
---------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                         -           -     55,417        2,665            -          -        58,082
---------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.08 per share                    -           -    (24,465)           -            -          -       (24,465)
  Cash dividends, pooled entity                      -           -     (2,590)           -            -          -        (2,590)
  Stock sold to dividend reinvestment and
    employee retirement plans                        -          31          -            -        2,288          -         2,319
  Long-term incentive plan stock activity:
    Restricted grants and related activity, net      -         153          -            -          902     (1,027)           28
    Options exercised                                -        (288)         -            -          498          -           210
  Directors' compensation plan stock activity        -          (1)         -            -           94          -            93
  Stock repurchased, pooled entity                   -         (83)         -            -            -          -           (83)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                  $ 2,800   $ 158,430  $ 513,193     $ (2,628)   $ (36,896)  $ (5,100)    $ 629,799
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   $ 2,800   $ 158,083  $ 521,220      $ 1,657    $ (13,680)  $ (4,316)    $ 665,764
---------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                       -           -     56,024            -            -          -        56,024
    Other comprehensive income:
      Unrealized net holding gain on securities,
        net of reclassification adjustments
           and taxes                                 -           -          -       24,038            -          -        24,038
     Effect of accounting change                     -           -          -       (4,175)           -          -        (4,175)
---------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                         -           -     56,024       19,863            -          -        75,887
---------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared, $1.14 per share           -           -    (30,025)           -            -          -       (30,025)
  Cash dividends, pooled entity                      -           -       (202)           -            -          -          (202)
  Stock sold to dividend reinvestment and
    employee retirement plans                        -       1,650          -            -          702          -         2,352
  Long-term incentive plan stock activity:
    Restricted grants and related activity, net      -       5,057          -            -         (934)    (2,052)        2,071
    Options exercised                                -       1,616          -            -            -          -         1,616
  Directors' compensation plan stock activity        -          11          -            -          101          -           112
  Treasury stock issued in
    pooling business combination                     -     (12,978)         -            -       12,978          -             -
  Stock repurchased, pooled entity                   -          (7)         -            -            -          -            (7)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                  $ 2,800   $ 153,432  $ 547,017     $ 21,520       $ (833)  $ (6,368)    $ 717,568
---------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Nine Months Ended
                                                                                                        September 30
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                             2001              2000
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                     $ 56,024          $ 55,417
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                                 14,574            15,265
      Amortization of purchased intangibles                                                         5,456             4,296
      Restricted stock compensation earned                                                          2,827             1,641
      Securities discount accretion, net of premium amortization                                     (128)              542
      Provision for possible loan losses                                                           13,000             7,792
      Provision for losses on foreclosed assets                                                        63                89
      Net gains on sales and other dispositions of foreclosed assets                                 (611)             (463)
      Net gains on sales and other dispositions of surplus property                                (3,948)           (1,054)
      Net gains on sales of investment securities                                                     (69)                -
      Deferred tax benefit                                                                         (2,615)           (5,170)
      Increase in accrued income taxes                                                             11,647             3,858
      (Increase) decrease in accrued interest receivable and prepaid expenses                       2,688           (10,489)
      Increase (decrease) in accrued interest payable and other accrued expenses                     (168)           12,849
----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                  98,740            84,573
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                              137,689           117,750
  Purchases of investment securities held to maturity                                                   -           (14,456)
  Proceeds from maturities of investment securities available for sale                            451,909            41,364
  Proceeds from sales of investment securities available for sale                                  53,533               444
  Purchases of investment securities available for sale                                          (797,992)         (137,243)
  Net (increase) decrease in loans                                                                 85,471          (431,630)
  Net increase in federal funds sold and short-term investments                                  (192,248)          (41,586)
  Proceeds from sales and other dispositions of foreclosed assets                                   1,229             1,618
  Proceeds from sales of surplus property                                                           5,983             4,040
  Purchases of bank premises and equipment                                                         (8,463)           (9,790)
  Net cash paid in business acquisition                                                                 -           (50,399)
  Other, net                                                                                       (1,428)           (2,238)
----------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                        (264,317)         (522,126)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction account and savings account deposits                     330,614          (150,139)
  Net increase (decrease) in time deposits                                                        (96,896)          292,004
  Net increase (decrease) in short-term borrowings                                                (68,614)          266,512
  Proceeds from issuance of common stock                                                            3,774             2,510
  Purchases of common stock                                                                          (847)           (1,705)
  Cash dividends                                                                                  (28,771)          (26,228)
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                     139,260           382,954
----------------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                         (26,317)          (54,599)
    Cash and cash equivalents at beginning of period                                              273,121           254,112
----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                                  $ 246,804         $ 199,513
----------------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                              $ 346,590         $ 322,803

Cash paid during the period for:
   Interest expense                                                                             $ 135,718         $ 125,724
   Income taxes                                                                                    18,068            26,010
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

NOTE 2 - EARNINGS PER SHARE

         The components used to calculate basic and diluted earnings per share are as follows:

---------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended             Nine Months Ended
                                                          September 30                   September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2001            2000           2001            2000
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                         $19,356         $18,898        $56,024         $55,417
     Effect of dilutive securities                            -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $19,356         $18,898        $56,024         $55,417
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted average shares outstanding             26,417,525      25,585,403     26,338,982      25,524,656
     Effect of dilutive stock options                   297,024          62,619        155,872          61,379
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      26,714,549      25,648,022     26,494,854      25,586,035
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.73            $.74          $2.13           $2.17
     Diluted                                                .72             .74           2.11            2.17
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                              156,250         680,875        295,331         558,763
---------------------------------------------------------------------------------------------------------------

NOTE 3 - MERGERS AND ACQUISITIONS

         On October 26, 2001, Whitney purchased Redstone Financial Inc. and one of its subsidiary banks, Northwest Bank, N. A., for cash of approximately $34 million. Northwest Bank had two offices in Houston, Texas with approximately $170 million in total assets, including $74 million in loans, and $145 million in deposits. Applying purchase accounting to this transaction, the Company recorded approximately $25 million in intangible assets, with an estimated $8 million assigned to the value of deposit relationships with an eight-year life and the remainder to goodwill. Under the guidance of new accounting pronouncements discussed in Note 8, the goodwill will not be amortized but will be subject to periodic assessments for impairment. These acquired operations will first impact the Company's financial results in the fourth quarter of 2001.

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

         The Company has merged all banking operations acquired in 2001 and 2000 into Whitney National Bank.

NOTE 4 - STOCK-BASED INCENTIVE COMPENSATION

         Whitney maintains a long-term incentive plan for key employees and a directors' compensation plan, each of which allows for the awarding of stock grants, stock options and other stock-based compensation. During June 2001, awards were made under each of these plans as follows:

-----------------------------------------------------------------------------------------------------------
                                                              Stock Grant             Stock Option Award
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)            Shares    Market Value      Shares Exercise Price
-----------------------------------------------------------------------------------------------------------
Long-term incentive plan for key employees               82,200         $3,436      223,875         $41.80
Directors' compensation plan                              4,200           $197       14,000         $46.68
-----------------------------------------------------------------------------------------------------------

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

NOTE 5 - COMPREHENSIVE INCOME

         Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. Whitney's comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended            Nine Months Ended
                                                       September 30                 September 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                             2001           2000           2001           2000
-------------------------------------------------------------------------------------------------------------
Net income                                       $19,356        $18,898        $56,024        $55,417
Other comprehensive income:
  Unrealized holding gain on securities,
    net of reclassification adjustments
       and taxes                                  15,133          3,384         24,038          2,665
  Effect of accounting change                          -              -         (4,175)             -
-------------------------------------------------------------------------------------------------------------
Comprehensive income                             $34,489        $22,282        $75,887        $58,082
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

         At September 30, 2001, Whitney's intangible assets consisted of $63 million of goodwill and $18 million of other intangible assets, representing mainly the value of deposit relationships, all of which have finite lives. Approximately $1 million of goodwill amortization was expensed in each of the first three quarters of 2001, and a similar amount is projected for the fourth quarter of the year. Approximately $.6 million of the quarterly goodwill amortization is not deductible for income tax purposes. Under SFAS No. 142, there will be no goodwill amortization in 2002 and later years. The Company has not yet tested its existing goodwill for impairment under SFAS No. 142 and cannot predict whether an impairment loss will be required upon transition to this new statement. The Company does not expect adoption of this statement to significantly change the current schedule of amortization for other intangible assets.

         The FASB has also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of
Long-lived Assets." SFAS No. 143 covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. Among other provisions, SFAS No. 144 essentially extends the guidance of SFAS No. 121 to long-lived assets that are part of discontinued operations and resolves significant implementation issues related to SFAS No. 121. Adopting these new standards should have no significant impact on Whitney's financial position or results of operations.


                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                 SELECTED FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------------------
                                                                        2001                                  2000
                                                 --------------------------------------------------------------------------------
(dollars in thousands, except per share data)     Third Quarter   Second Quarter   First Quarter  Fourth Quarter  Third Quarter
---------------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                       $6,878,148      $6,807,256      $6,769,959       $6,650,265      $6,489,469
  Earning assets                                      6,361,118       6,283,248       6,254,464        6,078,951       5,995,444
  Loans                                               4,509,222       4,533,439       4,513,617        4,601,492       4,402,860
  Investment in securities                            1,644,378       1,483,247       1,425,590        1,462,189       1,502,864
  Deposits                                            5,566,192       5,521,365       5,463,523        5,332,474       4,969,876
  Shareholders' equity                                  717,568         690,351         682,666          665,764         629,799
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                       $6,825,004      $6,813,065      $6,649,303       $6,548,409      $6,397,590
  Earning assets                                      6,306,997       6,290,430       6,108,016        6,028,512       5,888,185
  Loans                                               4,488,933       4,503,302       4,531,536        4,511,194       4,320,926
  Investment in securities                            1,548,679       1,435,530       1,462,082        1,480,551       1,501,931
  Deposits                                            5,548,850       5,548,425       5,366,320        5,093,451       4,914,591
  Shareholders' equity                                  702,134         689,272         674,556          651,614         623,932
---------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                      $109,792        $112,628        $116,821         $121,299        $117,411
  Interest expense                                       38,853          44,362          48,882           52,912          50,297
  Net interest income                                    70,939          68,266          67,939           68,387          67,114
  Net interest income (TE)                               72,258          69,628          69,331           69,827          68,562
  Provision for possible loan losses                      8,000           2,500           2,500            4,898           2,598
  Noninterest income (excluding securities transactions
      and merger-related items)                          25,002          21,816          22,857           19,663          18,703
  Securities transactions                                     -              32              37              850             (13)
  Noninterest expense (excluding merger-related items)   58,866          60,094          57,962           57,005          55,929
  Merger-related items                                        -             626           3,825            1,102               -
  Net income                                             19,356          18,102          18,566           17,425          18,898
  Earnings before tax-effected merger-related items      19,356          18,511          20,266           18,141          18,898
---------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                 1.13%           1.07%           1.13%            1.06%           1.18%
  Return on average assets before tax-effected
    merger-related items                                   1.13            1.09            1.24             1.10            1.18
  Return on average shareholders' equity                  10.94           10.53           11.16            10.64           12.05
  Return on average shareholders' equity before
    tax-effected merger-related items                     10.94           10.77           12.18            11.08           12.05
  Net interest margin                                      4.56            4.43            4.58             4.62            4.64
  Average loans to average deposits                       80.90           81.16           84.44            88.57           87.92
  Efficiency ratio                                        60.52           65.72           62.87            63.70           64.09
  Reserve for possible loan losses to loans                1.45            1.37            1.37             1.33            1.27
  Nonperforming assets to loans plus foreclosed assets
    and surplus property                                    .70             .73             .65              .54             .51
  Average shareholders' equity to average assets          10.29           10.12           10.14             9.95            9.75
  Shareholders' equity to total assets                    10.43           10.14           10.08            10.01            9.70
  Leverage ratio                                           9.11            8.92            8.97             8.93            8.82
---------------------------------------------------------------------------------------------------------------------------------
SELECTED COMMON SHARE DATA
  Earnings Per Share
    Basic                                                  $.73            $.69            $.71             $.67            $.74
    Basic, before tax-effected merger-related items         .73             .70             .77              .70             .74
    Diluted                                                 .72             .69             .70              .67             .74
    Diluted, before tax-effected merger-related items       .72             .70             .77              .70             .74
  Dividends
    Cash dividends per share                               $.38            $.38            $.38             $.36            $.36
    Dividend payout ratio                                 51.83%          55.32%          54.84%           53.93%          48.15%
  Book Value Per Share
    Book value                                           $27.18          $26.19          $25.99           $25.38          $24.64
    Tangible book value                                   24.09           23.02           22.75            22.07           21.76
  Trading Data
    High closing price                                   $48.84          $46.90          $41.38           $41.69          $37.19
    Low closing price                                     40.26           38.51           36.00            33.13           33.38
    End-of-period closing price                           43.00           46.90           39.56            36.31           36.31
    Trading volume                                    2,153,501       2,731,612       2,299,875        1,891,381       1,306,004
  Average Shares Outstanding
    Basic                                            26,417,525      26,322,789      26,275,067       26,025,920      25,585,403
    Diluted                                          26,714,549      26,412,355      26,353,693       26,089,015      25,648,022
---------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation ("the Company" or "Whitney") and its subsidiaries and on their results of operations during the third quarters of 2001 and 2000 and during the nine month periods through September 30 in each year. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank ("the Bank"). This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with Whitney's 2000 annual report on Form 10-K.

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

OVERVIEW

         Whitney earned $.73 per share, or $19.4 million, in the third quarter of 2001 compared to $.74 per share, or $18.9 million, in the third quarter of 2000. Return on average assets was 1.13% for the third quarter of 2001 and return on average shareholders' equity was 10.94%. For the third quarter of 2000, these returns were 1.18% and 12.05%, respectively.

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

         Selected highlights from the third quarter's results follow:

         o Net interest income (TE) increased 5%, or $3.7 million, from the third quarter of 2000. In its second quarter report on Form 10-Q, Whitney noted that it was moderately asset sensitive and that its net interest margin compressed in the second quarter with lower market interest rates. Although short-term rates continued to decline during the third quarter, Whitney's net interest margin of 4.56% was only 8 basis points below the year-earlier quarter and was up 13 basis points from 2001's second quarter.

        o At the end of 2001's third quarter, Whitney entered into an alliance with a firm that specializes in processing credit card sale transactions for merchants. In forming this alliance, Whitney sold its existing merchant processing agreements and recognized a gain of $3.6 million, while maintaining an interest in the ongoing net revenues generated through the alliance.

        o Excluding the gain noted above, noninterest income in the third quarter of 2001 was 15%, or $2.7 million, higher than in 2000's third quarter. Secondary mortgage market operations generated a $1.7 million increase in fee income, and income from service charges on deposit accounts increased 14%, or $1.1 million.

        o Noninterest expense in 2001's third quarter was up 5%, or $2.9 million, compared to the third quarter of 2000. Total personnel expense increased 8%, or $2.4 million, with the cost of retirement and medical benefit programs rising $1.1 million, and stock-based incentive compensation up $.5 million. Base salaries and regular incentive pay grew less than 4%, including the impact of bank operations purchased in late 2000.

        o Whitney increased its provision for possible loan losses to $8.0 million in the third quarter of 2001, compared to $2.6 million in 2000's third quarter and $2.5 million in each of the first two quarters of the current year. During the most recent quarter, there was a $38 million increase in the total of loans internally classified as having above-normal credit risk. Net charge-offs were $4.9 million, compared to a small net recovery in the year-earlier quarter. Nonperforming assets were $31.7 million at September 30, 2001, or .70% of loans plus foreclosed assets and surplus bank property, compared to $22.6 million, or .51%, at September 30, 2000. The reserve for possible loan losses was 1.45% of total loans at September 30, 2001, compared to 1.27% a year earlier.

         As discussed in Note 3 to the consolidated financial statements, Whitney recently expanded its presence in the Houston, Texas market by acquiring Redstone Financial, Inc. and one of its subsidiary banks, Northwest Bank, N. A. in late October. Northwest Bank operated two banking locations in Houston with approximately $170 million in total assets and $145 million in deposits. Whitney paid approximately $34 million in this all-cash transaction, which will be accounted for as a purchase. The expense of integrating Northwest's operations into the Whitney system is estimated to be $.7 million and will be recognized in the fourth quarter of 2001.

FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to, projections about the stability of Whitney's net interest margin, comments on assumptions underlying these projections, such as the assumption about the future movement of market interest rates, statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, projections of initial future reductions in operating income associated with Whitney's newly-formed alliance to provide credit card sale processing services to its merchant customers, and comments about possible future benefits to be derived from this alliance. Numerous factors will determine actual future results and conditions, and these factors cannot be predicted with certainty or fully controlled by the Company. These factors include the actual timing and extent of future interest rate movements, trends in Whitney's earning assets and sources of funds, the level of success of asset/liability management strategies implemented, trends in credit card sale activity in Whitney's market area and the success of ongoing customer development and retention efforts by the newly-formed alliance. Other important factors that could affect actual future results and conditions are described in other reports that the Company files with the Securities and Exchange Commission. It is important to note that Whitney's actual future results could differ materially from what is stated in or implied by its forward-looking statements. Whitney undertakes no obligation to update any forward-looking statement included in this discussion, whether as a result of new information, future events or developments, or for any other reason.

FINANCIAL CONDITION

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

         With the rate of portfolio lending activity slowing in 2001, there was a moderate increase of 4%, or $168 million, in average loans in the third quarter of 2001 compared to the same period in 2000. The refinancing of retail mortgages drove the small decrease in average loans from the second quarter of 2001, offsetting some modest growth in the commercial portfolio.

         Commercial loans other than those secured by real property increased approximately $138 million, or 8%, on average over 2000's third quarter. There have been no major changes in the concentration mix of this portfolio category.

         Commercial real estate lending, which includes loans secured by properties used in commercial or industrial operations, contributed approximately $37 million to the overall increase in average loans from the third quarter of 2000, as this portfolio category grew 2% on average. Growth in this category has been limited, as anticipated, by developers taking advantage of permanent financing opportunities in a favorable rate environment and a moderating pace of new project development in the face of a slowing general economy. Growth in this category in recent years came from a variety of sources, including apartment and condominium projects largely in the eastern Gulf Coast region, and retail, small office and commercial facilities throughout Whitney's market area. Loans for hotel projects, mainly in the New Orleans metropolitan area, had stabilized during 2000 after a period of rapid growth.

         With the shift late in 2000 to a policy of selling substantially all retail mortgage loan production in the secondary market, retail mortgage loans have increased only approximately $23 million on average, or 3%, from 2000's third quarter.

         In early 2001, management decided to also begin selling student loan production at the earliest possible date rather than holding such loans through the student deferment period. The Company sold $40 million of qualifying student loans from the existing portfolio in January 2001. Primarily because of this sale, average loans to individuals decreased approximately 11% from the third quarter of 2000.

         Table 1 shows loan balances at September 30, 2001 and at the end of the four prior quarters. The decrease in the commercial category from the end of 2000 to the end of the first quarter of 2001 was partly related to year-end seasonal factors, while the decrease in loans to individuals primarily reflected the student loan portfolio sale.

TABLE 1.  LOANS
--------------------------------------------------------------------------------------------------------------------
                                                             2001                                 2000
-----------------------------------------------------------------------------------  -------------------------------
(dollars in thousands)                  September 30         June 30      March 31       December 31   September 30
--------------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans                   $ 1,806,218     $ 1,775,708   $ 1,749,991       $ 1,815,238     $1,667,674
Real estate loans - commercial
    and other                              1,543,307       1,548,386     1,558,381         1,544,390      1,522,981
Real estate loans - retail mortgage          857,701         907,441       899,378           888,699        869,816
Loans to individuals                         301,996         301,904       305,867           353,165        342,389
--------------------------------------------------------------------------------------------------------------------
    Total loans                          $ 4,509,222     $ 4,533,439   $ 4,513,617       $ 4,601,492    $ 4,402,860
--------------------------------------------------------------------------------------------------------------------

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the size of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for possible loan losses charged to operating expense. Table 2 below compares third quarter 2001 activity in the reserve for possible loan losses with 2000's third quarter and also compares nine-month activity for each year. Table 3 shows total nonperforming assets at September 30, 2001 and at the end of the preceding four quarters.

TABLE 2.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
---------------------------------------------------------------------------------------------------------
                                                       Third        Third         Nine Months Ended
                                                      Quarter      Quarter           September 30
---------------------------------------------------------------------------------------------------------
(dollars in thousands)                                  2001         2000          2001         2000
---------------------------------------------------------------------------------------------------------
Balance at the beginning of period                    $62,265      $53,170       $61,017      $47,543
Reserves acquired in bank purchase                          -            -             -        1,461
Reserves on loans transferred to held for sale              -            -          (651)           -
Provision for possible loan losses                      8,000        2,598        13,000        7,792
Loans charged to the reserve:
   Commercial, financial and agricultural              (5,578)        (714)      (10,343)      (3,339)
   Real estate                                           (313)        (376)         (449)      (1,253)
   Loans to individuals                                  (680)        (682)       (2,064)      (2,078)
---------------------------------------------------------------------------------------------------------
      Total charge-offs                                (6,571)      (1,772)      (12,856)      (6,670)
---------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural loans           903          784         2,323        2,263
   Real estate                                            243          761         1,156        2,290
   Loans to individuals                                   511          551         1,362        1,403
---------------------------------------------------------------------------------------------------------
      Total recoveries                                  1,657        2,086         4,841        5,956
---------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                           (4,914)         314        (8,015)        (714)
---------------------------------------------------------------------------------------------------------
Balance at the end of period                          $65,351      $56,082       $65,351      $56,082
---------------------------------------------------------------------------------------------------------
Ratios:
   Net annualized charge-offs (recoveries)
     to average loans                                     .44%        (.03)%         .24%         .02%
   Gross annualized charge-offs to average loans          .59          .16           .38          .21
   Recoveries to gross charge-offs                      25.22       117.72         37.66        89.30
   Reserve for possible loan losses to loans
     at period end                                       1.45         1.27          1.45         1.27
---------------------------------------------------------------------------------------------------------

         The Company's credit-risk profile increased moderately during 2000 and 2001 but remained well within acceptable limits and compared favorably to industry statistics and historical experience. The total of nonperforming loans has increased $9 million from the end of 2000's third quarter, but is $2 million below the level at June 30, 2001. There have been no significant trends underlying the changes in nonperforming loans.

         During the most recent quarter, there was a $38 million increase in the total of loans internally classified as having above-normal credit risk. This increase was mainly related to participation in credit facilities with two customers in Whitney's market area that were included in the shared national credit review process by Federal banking regulators. At September 30, 2001, the total of loans internally classified as having above-normal credit risk was $312 million, representing approximately 6.9% of total loans, up from approximately 6.0% at the beginning of the quarter and 6.5% at September 30, 2000. Loans warranting special attention because of risk characteristics that indicate potential weaknesses increased approximately $10 million during the third quarter of 2001 to a total of $167 million. There was a $33 million increase, to a total of $134 million, in loans classified as having well-defined weaknesses that, if not corrected, would likely result in some loss. Loans for which full repayment is doubtful, however, decreased by $5 million during the quarter to a total of $11 million.

         Total net charge-offs were $4.9 million in the third quarter of 2001, including a $3.7 million charge-off related to a loan that has been reported as nonperforming since early 2000, compared to a small net recovery in the year-earlier quarter.

         Management's evaluation of the ultimate impact of the increased credit risk profile was considered in the reserve level, which increased to 1.45% of total loans at September 30, 2001, compared to 1.27% of total loans at September 30, 2000 and 1.33% at December 31, 2000.

TABLE 3.  NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------------
                                                                      2001                              2000
-----------------------------------------------------------------------------------------------------------------------
                                                    September        June         March      December       September
(dollars in thousands)                                 30             30            31          31             30
-----------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis           $ 30,032      $ 31,655      $ 26,084      $ 23,579      $ 20,879
Restructured loans                                       396           408           453           465           477
-----------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                          30,428        32,063        26,537        24,044        21,356
Foreclosed assets and surplus property                 1,287         1,022         2,644           995         1,288
-----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                       $ 31,715      $ 33,085      $ 29,181      $ 25,039      $ 22,644
-----------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing               $  8,512      $  6,581      $  3,500      $  4,343      $ 10,173
-----------------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property         .70 %         .73 %         .65 %         .54 %         .51 %
   Reserve for possible loan losses to
     nonperforming loans                              214.77        194.20        233.06        253.77        262.61
   Loans 90 days past due still accruing to loans        .19           .15           .08           .09           .23
-----------------------------------------------------------------------------------------------------------------------

         Management has begun to assess what impact the economic repercussions of the recent terrorist attacks on the United States could have on Whitney's credit risk profile. In Whitney's market area, the impact was most immediately felt by businesses related to the convention and tourism industry, including, among others, hotels and restaurants, and by employees of these businesses. Loan officers are closely monitoring the operations of affected customers and their response to this evolving situation. Management is using stress tests to identify credits that would have the most difficulty with debt service if there is a prolonged downturn more severe than would have been considered in the normal underwriting process. Stress tests were applied to approximately $190 million of loans and commitments for hotel financing and $80 million of restaurant industry loans. Because the lasting economic effect, if any, of the terrorist attacks cannot be reasonably predicted, management could not fully reflect the impact of these events in its evaluation of the adequacy of the reserve for possible loan losses at September 30, 2001 or in the internal risk classification process which is recapped above.

INVESTMENT IN SECURITIES

         At September 30, 2001, total securities were $1.64 billion, compared to $1.46 billion at December 31, 2000 and $1.50 billion at September 30, 2000. The average investment in securities in 2001's third quarter is up 3%, or $47 million, from the third quarter of 2000. Between these same periods, average federal funds sold and other short-term investments increased $204 million, reflecting increased liquidity from growth in deposit funding sources during 2001 as discussed in the following section.

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

         At September 30, 2001, there was an unrealized net gain on securities available for sale totaling over $33 million. The improvement from an unrealized net gain of $3.4 million at year-end 2000, before the reclassification discussed above, reflects the favorable impact of generally lower market interest rates on fixed income security prices.

DEPOSITS AND SHORT-TERM BORROWINGS

         Average deposits were up 13%, or $634 million, in the third quarter of 2001 compared to the year-earlier quarter, including the impact of approximately $77 million of deposits associated with bank operations acquired in 2000.

         Deposit growth accelerated in 2001 with the competitive positioning of new money market deposit products for businesses and individuals and greater demand for the safety and liquidity of deposit products in response to turmoil in the capital markets. Money market deposits were up 35%, or $290 million, compared to 2000's third quarter. Demand for safety and liquidity also helped maintain funding from core time deposits of under $100 thousand through the first nine months of 2001, although there was some erosion in the third quarter in the face of continued declines in renewal rates. These deposits had increased strongly during 2000 as Whitney responded to rising short-term market rates during that period with competitively structured time deposit products. Noninterest-bearing demand deposits were also higher in 2001's third quarter, having grown 9%, or $120 million, from the third quarter of 2000.

         As deposits grew, the level of short-term borrowings decreased. Third quarter 2001 borrowings were on average 37%, or $293 million, below the level in 2000's third quarter.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

         At September 30, 2001, shareholders' equity totaled $718 million compared to $666 million at year-end 2000, an increase of $52 million. Earnings, net of dividends declared, contributed half of the overall increase, and other comprehensive income contributed an additional $20 million. Other comprehensive income represented an increase in the tax-effected net unrealized holding gain on securities available for sale over and above the $4.2 million tax-effected unrealized loss recorded in connection with the adoption of SFAS No. 133 as discussed in Note 8 to the consolidated financial statements.

         The ratios in Table 4 indicate that the Company remained strongly capitalized at September 30, 2001. The increases in regulatory capital ratios since year-end 2000 reflect the continued growth in regulatory capital levels supporting a total of risk-weighted assets that has declined slightly with reduced loan demand.

TABLE 4.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                       September 30          December 31
(dollars in thousands)                                    2001                  2000
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                                 $614,487              $577,036
Tier 2 regulatory capital                                   63,190                61,017
--------------------------------------------------------------------------------------------
Total regulatory capital                                  $677,677              $638,053
--------------------------------------------------------------------------------------------
Risk-weighted assets                                    $5,057,364            $5,063,114
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)                9.11  %               8.93  %
   Tier 1 capital to risk-weighted assets                    12.15                 11.40
   Total capital to risk-weighted assets                     13.40                 12.60
   Shareholders' equity to total assets                      10.43                 10.01
   Tangible equity to total assets                            9.25                  8.70
--------------------------------------------------------------------------------------------

         The regulatory capital ratios for Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency. The merger of Northwest Bank into Whitney National Bank will have no significant adverse affect on its regulatory capital ratios.

         In each of the first three quarters of 2001, Whitney declared a $.38 per share dividend on its common stock. This represents a $.02 per share, or 6%, increase over the quarterly dividend declared throughout 2000.

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

         On the liability side, liquidity management focuses on growing the base of stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability funding sources in the third quarter and first nine months of 2001.

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

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flow and summarize all significant sources and uses of funds for the first nine months of 2001 and 2000.

         Whitney National Bank had close to $1.3 billion in unfunded loan commitments outstanding at September 30, 2001, a 4.5% increase from 2000's year-end. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

ASSET/LIABILITY MANAGEMENT

         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity by running net interest income simulations, monitoring the economic value of equity, and preparing gap analyses. The net interest income simulations at the end of 2001's third quarter indicated that the Company continued to be moderately asset sensitive, similar to its position at year-end 2000. Based on these simulations, net interest income over a one-year period would be expected to decrease by $4 million, or 1%, over a one year time horizon if interest rates instantaneously decreased from current rates by 100 basis points. Assuming a 100 basis point increase in rates, net interest income would be expected to increase by a similar moderate dollar and percentage amount. The actual impact of changing interest rates on net interest income is dependent on many factors including the growth in earning assets, the mix of earning assets and interest-bearing liabilities, the timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income (TE) for the third quarter of 2001 increased 5%, or $3.7 million, from the third quarter of 2000, and has improved 4%, or $2.6 million, from 2001's second quarter. In discussing its second quarter 2001 results, Whitney noted that it was moderately asset sensitive and that its net interest margin, which is net interest income (TE) as a percent of average earning assets, compressed in the second quarter with lower market interest rates. Although short-term rates continued to decline during the third quarter as the Federal Reserve reduced the target funds rate an additional 75 basis points, Whitney's net interest margin of 4.56% was only 8 basis points below the year-earlier quarter and was up 13 basis points from 2001's second quarter. The margin received significant support in the most recent quarter from the maturity of certain interest-bearing term liabilities that had not yet been subject to repricing in the falling rate environment. Additionally, the mix of funding sources has been favorably impacted by an increase in overall liquidity during 2001. In the absence of strong loan demand, however, these funds have flowed into investment vehicles with a smaller spread to the cost of funds. Tables 5 and 6 show the components of changes in the Company's net interest income and net interest margin.

         There was a moderate 4% increase in average loans in the third quarter of 2001 compared to the year-earlier quarter. Average loans declined as a percent of earning assets from 73% in 2000's third quarter to 71% in the most recent quarter. This reflected the surge in short-term investments in 2001 that was prompted by increased liquidity in a period of reduced loan demand. Between these quarterly periods, the loan portfolio yield (TE) decreased 112 basis points. Market rates have declined steadily throughout 2001 from recent highs in the second half of 2000, and the average prime rate in the most recent quarter was close to 300 basis points lower than in the third quarter of 2000. With declining loan yields, the overall yield on earning assets in 2001's third quarter was 104 basis points lower than the year-earlier quarter.

         The total interest cost of funding earning assets in 2001's third quarter decreased 96 basis points from the third quarter of 2000. The favorable impact of liquidity on the mix of funding sources was reflected in the decrease in higher-cost sources of funds as a percent of average earning assets to 39% in the most recent quarter from 44% in the third quarter of 2000. Higher-cost funding sources include both short-term borrowings and time deposits. While the cost of short-term borrowings decreased quickly throughout 2001 in response to falling market rates, the maturity structure of fixed rate time deposits was such that the cost of these deposits declined much more slowly. By the second quarter of 2001, the cost of time deposits was only 22 basis points below the rate in 2000's third quarter. During the third quarter of 2001, however, time deposit maturities accelerated, including substantial balances that had been outstanding throughout 2001, and the cost of these deposits declined an additional 56 basis points. The percent of earning assets funded by noninterest-bearing sources continued at a healthy 27% in the third quarter of 2001 compared with 26% in 2000's third quarter.

         Assuming some moderate further decline in market rates, the Company should be able to maintain a relatively stable net interest margin in the fourth quarter of 2001 aided by additional maturities of time deposits.

         For the first nine months of 2001, net interest income (TE) increased 4% over the same period in 2000. The net interest margin was 4.52% for the 2001 period and 4.77% for the prior year's period. Essentially the same factors impacted the quarterly and year-to-date changes in net interest income and the net interest margin between 2000 and 2001.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                      Third Quarter 2001               Second Quarter 2001            Third Quarter 2000
------------------------------------------------------------------------------------------------------------------------------------
                                         Average                         Average                        Average
                                         Balance     Interest Rate       Balance    Interest  Rate      Balance      Interest  Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                      $4,488,933   $ 85,159  7.53%    $4,503,302   $ 88,015  7.84%    $4,320,926    $ 93,934  8.65%
------------------------------------------------------------------------------------------------------------------------------------

U.S. agency securities                    474,683      7,105  5.99        542,803      8,188  6.03        668,336      10,311  6.17
Mortgage-backed securities                772,763     11,591  6.00        593,842      9,031  6.08        485,682       7,545  6.21
Obligations of states and
 political subdivisions (TE) (a)          160,192      2,844  7.10        164,173      2,933  7.15        197,699       3,611  7.31
U.S. Treasury securities                   97,406      1,485  6.05        109,259      1,660  6.09        120,241       1,843  6.10
Federal Reserve stock and other
 corporate securities                      43,635        521  4.78         25,453        315  4.95         29,973         476  6.35
------------------------------------------------------------------------------------------------------------------------------------
     Total investment in securities     1,548,679     23,546  6.08      1,435,530     22,127  6.17      1,501,931      23,786  6.33
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
 short-term investments                   269,385      2,406  3.54        351,598      3,848  4.39         65,328       1,140  6.94
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets               6,306,997   $111,111  7.00%     6,290,430   $113,990  7.26%     5,888,185    $118,860  8.04%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                              582,242                         584,887                         564,801
Reserve for possible loan losses          (64,235)                        (62,252)                        (55,396)
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                      $6,825,004                      $6,813,065                      $6,397,590
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                   $  563,182   $  1,851  1.30%    $  570,112   $  1,873  1.32%    $  529,810    $  1,993  1.50%
Money market deposits                   1,111,291      7,586  2.71      1,043,498      8,408  3.23        821,607       8,763  4.24
Savings deposits                          466,298      1,703  1.45        457,512      2,005  1.76        450,262       2,292  2.03
Other time deposits                     1,108,811     14,480  5.18      1,144,672     16,201  5.68      1,011,575      14,024  5.52
Time deposits $100,000 and over           850,833      9,946  4.64        891,894     11,800  5.31        772,879      11,635  5.99
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits    4,100,415     35,566  3.44      4,107,688     40,287  3.93      3,586,133      38,707  4.29
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                     503,607      3,287  2.59        502,884      4,075  3.25        796,798      11,590  5.79
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
      liabilities                       4,604,022   $ 38,853  3.35%     4,610,572   $ 44,362  3.86%     4,382,931    $ 50,297  4.57%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING DEPOSITS
    AND SHAREHOLDERS' EQUITY
Demand deposits                         1,448,435                       1,440,737                       1,328,458
Other liabilities                          70,413                          72,484                          62,269
Shareholders' equity                      702,134                         689,272                         623,932
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
      shareholders' equity             $6,825,004                      $6,813,065                      $6,397,590
------------------------------------------------------------------------------------------------------------------------------------
    Net interest income and
     margin (TE) (a)                                $ 72,258  4.56%                 $ 69,628  4.43%                  $ 68,563  4.64%
------------------------------------------------------------------------------------------------------------------------------------
    Net earning assets and spread      $1,702,975             3.65%    $1,679,858             3.40%    $1,505,254              3.47%
------------------------------------------------------------------------------------------------------------------------------------

    (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
    (b) Average balance includes nonaccruing loans of $29,619, $25,837 and $21,375 respectively, in the third and second quarters of
        2001 and the third quarter of 2000.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Nine Months Ended                    Nine Months Ended
(dollars in thousands)                                               September 30, 2001                   September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Average                             Average
                                                                 Balance  Interest      Rate         Balance    Interest      Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                                             $4,507,767  $266,923      7.92%      $4,143,013   $262,689       8.47%
------------------------------------------------------------------------------------------------------------------------------------
U.S. agency securities                                           551,315    24,880      6.02          629,618     28,788       6.10
Mortgage-backed securities                                       621,531    28,373      6.09          492,357     22,662       6.14
Obligations of states and political
     subdivisions (TE) (a)                                       167,076     9,067      7.24          205,735     11,603       7.52
U.S. Treasury securities                                         107,050     4,862      6.07          124,713      5,690       6.09
Federal Reserve stock and other corporate securities              35,442     1,440      5.42           25,533      1,238       6.46
------------------------------------------------------------------------------------------------------------------------------------
     Total investment in securities                            1,482,414    68,622      6.17        1,477,956     69,981       6.31
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term investments                    245,695     7,769      4.23           63,906      2,948       6.16
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                                      6,235,876  $343,314      7.36%       5,684,875   $335,618       7.88%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                                     590,058                              560,701
Reserve for possible loan losses                                 (62,833)                             (52,968)
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                             $6,763,101                           $6,192,608
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                                          $  580,769  $  6,041      1.39%      $  549,979    $ 6,109       1.48%
Money market deposits                                          1,016,814    24,634      3.24          815,763     24,518       4.01
Savings deposits                                                 457,968     5,912      1.73          462,464      7,007       2.02
Other time deposits                                            1,131,956    47,255      5.58          962,873     37,339       5.18
Time deposits $100,000 and over                                  876,327    34,824      5.31          744,135     31,475       5.65
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                           4,063,834   118,666      3.90        3,535,214    106,448       4.02
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                            514,664    13,431      3.49          651,627     25,821       5.29
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                        4,578,498  $132,097      3.86%       4,186,841   $132,269       4.22%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING DEPOSITS
    AND SHAREHOLDERS' EQUITY
Demand deposits                                                1,424,699                            1,336,176
Other liabilities                                                 71,149                               56,447
Shareholders' equity                                             688,755                              613,144
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity               $6,763,101                           $6,192,608
------------------------------------------------------------------------------------------------------------------------------------

    Net interest income and margin (TE) (a)                               $211,217      4.52%                   $203,349       4.77%
------------------------------------------------------------------------------------------------------------------------------------
    Net earning assets and spread                             $1,657,378                3.50%      $1,498,034                  3.66%
------------------------------------------------------------------------------------------------------------------------------------

    (a)Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
    (b)Average balance includes nonaccruing loans of $26,531 and $21,473, respectively, in the first nine months of 2001 and 2000.

TABLE 6. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a)
------------------------------------------------------------------------------------------------------------------------------------
                                                     Third Quarter 2001 Compared to:                 Nine Months Ended September 30,
                                           Second Quarter 2001              Third Quarter 2000             2001 Compared to 2000
                                   ------------------------------------------------------------------  -----------------------------
                                         Due To            Total           Due To           Total            Due To         Total
                                        Change In         Increase        Change In        Increase         Change In      Increase
(dollars in thousands)              Volume      Rate     (Decrease)    Volume      Rate   (Decrease)    Volume     Rate   (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
Loans (TE)(a)                      $ (215)   $ (2,641)   $ (2,856)    $ 3,610  $ (12,385)  $(8,775)    $22,254   $(18,020)  $ 4,234
------------------------------------------------------------------------------------------------------------------------------------
U.S. agency securities             (1,020)        (63)     (1,083)     (2,907)      (299)   (3,206)     (3,538)      (370)   (3,908)
Mortgage-backed securities          2,685        (125)      2,560       4,319       (273)    4,046       5,898       (187)    5,711
Obligations of states and
 political subdivisions (TE)(a)       (71)        (18)        (89)       (668)       (99)     (767)     (2,112)      (424)   (2,536)
U.S. Treasury securities             (164)        (11)       (175)       (343)       (15)     (358)       (802)       (26)     (828)
Federal Reserve stock and other
 corporate securities                 217         (11)        206         183       (138)       45         426       (224)      202
------------------------------------------------------------------------------------------------------------------------------------
  Total investment in securities    1,647        (228)      1,419         584       (824)     (240)       (128)    (1,231)   (1,359)
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments             (790)       (652)     (1,442)      2,065       (799)    1,266       6,011     (1,190)    4,821
------------------------------------------------------------------------------------------------------------------------------------
  Total interest income(TE)(a)        642      (3,521)     (2,879)      6,259    (14,008)   (7,749)     28,137    (20,441)    7,696
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
NOW account deposits                  (12)        (10)        (22)        122       (264)     (142)        332       (400)      (68)
Money market deposits                 545      (1,367)       (822)      2,557     (3,734)   (1,177)      5,387     (5,271)      116
Savings deposits                       40        (342)       (302)         80       (669)     (589)        (67)    (1,028)   (1,095)
Other time deposits                  (454)     (1,267)     (1,721)      1,325       (869)      456       6,906      3,010     9,916
Time deposits $100,000 and over      (496)     (1,358)     (1,854)      1,105     (2,794)   (1,689)      5,339     (1,990)    3,349
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits    (377)     (4,344)     (4,721)      5,189     (8,330)   (3,141)     17,897     (5,679)   12,218
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                   6        (794)       (788)     (3,319)    (4,984)   (8,303)     (4,721)    (7,669)  (12,390)
------------------------------------------------------------------------------------------------------------------------------------
  Total interest expense             (371)     (5,138)     (5,509)      1,870    (13,314)  (11,444)     13,176    (13,348)     (172)
------------------------------------------------------------------------------------------------------------------------------------

  Change in net interest
    income (TE)(a)                 $1,013     $ 1,617     $ 2,630      $4,389    $  (694) $  3,695     $14,961   $ (7,093)  $ 7,868
------------------------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses was $8.0 million for the third quarter of 2001, compared to $2.6 million in 2000's third quarter. The $13 million year-to-date provision in 2001 compares to a $7.8 million provision in the first nine months of 2000. Net charge-offs were $4.9 million in the third quarter of 2001 and $8.0 million through the first nine months. In 2000, there was a small net recovery in the third quarter and net charge-offs of $.7 million for the year-date period.

         For a discussion of changes in the reserve for possible loan losses, nonperforming assets and general asset quality see the earlier section on Loans and Reserve for Possible Loan Losses.

NONINTEREST INCOME

         At the end of 2001's third quarter, Whitney entered into an alliance with a firm that specializes in processing credit card sale transactions for merchants. In forming this alliance, Whitney sold its existing merchant processing agreements to the specialist firm and recognized a gain of $3.6 million, while maintaining an interest in the ongoing net revenues generated through the alliance. This move will initially reduce future noninterest income by an estimated $9.5 million annually and noninterest expense by $9.0 million. Over time, the Company is expected to benefit from the specialist's significant operating efficiencies and from additional growth in the merchant customer base through focused sales management and enhanced customer service.

         Excluding the gain noted above, noninterest income was $21.4 million in this year's third quarter, a 15%, or $2.7 million, increase compared to the third quarter of 2000. Third quarter 2001 income includes less than $.2 million in net gains from dispositions of surplus banking property and pre-1933 assets carried at a nominal value. Similar gains in 2000's third quarter were approximately $.5 million.

         Income from service charges on deposit accounts was up 14%, or $1.1 million, showing the continuing benefits from pricing policy refinements and an automated decision tool that were introduced in 2001's second quarter. Lower market rates also had a favorable impact on deposit service fees by reducing the earnings credit that is allowed as an offset to charges on certain business accounts.

         A 5% increase in revenue from credit and debit card transactions in the third quarter of 2001 reflected the wider distribution and increased use of Whitney's card products. The impact on revenue from the newly formed merchant processing alliance will first appear in 2001's fourth quarter. Despite continued relative weakness in the equity markets, trust service fees showed a 3% increase over the third quarter of 2000 aided by an expanded customer base for trust services across Whitney's market area.

         Other noninterest income categories increased a total of $5 million in the third quarter of 2001, including gains from asset sales and the merchant processing alliance mentioned earlier. Secondary mortgage market operations posted a $1.7 million increase in fee income to a level over four times that in the third quarter of 2000. By the end of the third quarter of 2000, Whitney had only just begun its shift away from retaining new retail mortgage loans for the portfolio. In addition, favorable market rates and an expanded sales force have generated strong origination volumes throughout 2001. Investment service income grew 74%, or $.5 million, mainly on increased demand for fixed income securities and annuity products that offset softness in retail brokerage activity.

         Noninterest income, excluding securities transactions, was $70.8 million through the first nine months of this year, compared to $54.6 million in 2000. In addition to the $3.6 million merchant alliance gain, the 2001 results included approximately $4.0 million in net gains from dispositions of surplus property and pre-1933 assets, including merger-related gains of approximately $1.1 million. The results for the first nine months of 2000 included $1.0 million of net gains from asset dispositions. Excluding these gains, year-to-date noninterest income in 2001 increased 18%, or $9.6 million, over the same period in 2000. Percentage changes by category were generally consistent with the quarterly changes: service charges on deposit accounts were up 13%, or $3.0 million; year-to-date credit card fee income was up 5%, or $.6 million; and trust services income was up 6%, or $.4 million. Within the other noninterest income category, secondary mortgage market income increased $3.4 million, or more than triple the results in 2000, and investment service income grew 60%, or $1.2 million. As noted earlier, management decided to shorten the holding period for student loans during the first quarter of 2001, and the resulting sale of an existing $40 million portfolio generated gains of approximately $.9 million.

NONINTEREST EXPENSE

         Total noninterest expense was $58.9 million in the third quarter of 2001. This represented an increase of 5%, or $2.9 million, compared to the $55.9 million total for the third quarter of 2000. There were no merger-related expenses included in either period.

         Total personnel expense increased 9% to a total of $30.5 million compared to $28.1 million in the third quarter of 2000. Employee compensation increased 5% and employee benefits were up 33%, each by approximately $1.2 million. Base salaries and the cost of various targeted employee incentive pay plans, such as for mortgage originators, grew less than 4%, or approximately $.8 million, over the level in 2000's third quarter, including the impact of bank operations purchased in late 2000. Reductions in staff levels achieved through the integration of the operations of pooled entities acquired in early 2001 have provided a partial offset. An increase in stock-based incentive compensation, which fluctuates with changes in the Company's stock price, led to an overall $.4 million increase in long-term incentive plan expense. Higher costs of providing both health and retirement benefits drove the rise in employee benefits expense.

         Equipment and data processing expense in the third quarter of 2001 was 6%, or $.4 million, less than the level in the year-earlier quarter. Whitney has achieved savings from systems integration activities completed in 2001 and close control over capital expenditures and service agreements. These savings helped offset the recurring costs added for purchased operations and enhanced applications, including those associated with expanding Internet-based banking services that were first introduced in the second half of 2000.

         Occupancy expense increased 5%, or $.2 million, in 2001's third quarter. The major factor was a net increase in depreciation expense related mainly to functional improvement projects at certain facilities, including the main office in New Orleans.

         Credit card transaction processing services expense decreased less than 1% in 2001's third quarter from the year-earlier quarter. The related revenue grew 5% for an indicated improvement of approximately $.2 million in the gross profit margin for these services. As noted earlier, the impact of the newly formed merchant processing alliance on the Company's operating results will not be felt until the fourth quarter of 2001.

         Legal and other professional services expense was a net 11% lower in 2001's third quarter, mainly because the total for the third quarter of 2000 included the cost of consulting services employed to assist in Whitney's entry into the Houston market. Legal fees were somewhat higher in the third quarter of 2001 as a result of increased credit issues and costs associated with the formation of the merchant processing alliance.

         The business acquisitions in 2000 accounted for all of the $.3 million increase in the amortization of purchased intangibles in the third quarter of 2001. Full-year amortization expense related to these acquisitions is expected to total $3.8 million in 2001, up $1.3 million from 2000's total. As discussed in Note 8 to the consolidated financial statements, the amortization of goodwill will cease beginning in 2002, at which time the recorded balance of goodwill will be subject to ongoing tests for impairment. Approximately $1 million of goodwill amortization was expensed in each of the first three quarters of 2001 and a similar amount is projected for this year's fourth quarter. Approximately $.6 million of the quarterly goodwill amortization is not deductible for income tax purposes.

         Other noninterest expense increased 8%, or $.6 million, to $8.1 million in the third quarter of 2001. Close to half of this increase was in advertising expense, primarily related to a multi-faceted advertising campaign featuring a Louisiana-based celebrity spokesperson.

         For the nine-month period, noninterest expense totaled $177 million, excluding merger-related costs of $5.5 million. This was a 7%, or $11.8 million, increase compared with the same period in 2000. Personnel expense increased 7%, or $5.8 million, through the first nine months of 2001, after excluding from the current year both $2.8 million of merger-related costs and approximately $1.0 million of incremental costs associated with bank operations purchased in 2000. Substantially the same factors were behind the quarterly and year-to-date increases in 2001 compared to 2000. Equipment and data processing expense in 2001 includes $1.0 million of merger-related costs. Excluding these costs, year-to-date expense for this category was 4% below the nine-month total in 2000. Legal and professional service fees were up 5% in 2001, excluding the impact of $1.9 million in merger-related costs in the current period. Year-to-date legal fees in 2001 have been affected by costs associated with the settlement of various legal matters in the second quarter, as well as the third quarter costs noted earlier. Changes in other major noninterest expense categories between the first nine months of 2000 and 2001 were generally consistent with the quarter-to-quarter changes and were mainly the result of the same factors cited in the discussion of quarterly results above.

INCOME TAXES

         The Company provided for income tax expense at an effective rate of 33.43% in the third quarter of 2001 compared to a rate of 30.72% in the year-earlier period. The increase mainly reflects the termination of the Subchapter S election for post-merger earnings from American Bank's operations in 2001, as discussed in Note 7 to the consolidated financial statements. Year-to-date the effective rate was 32.10% in 2001 and 31.10% in 2000. In the first quarter of 2001, the Company recorded a deferred tax benefit of approximately $1 million related to the Subchapter S termination. This deferred benefit partially offset the increase in the year-to-date tax provision from American Bank's post-merger earnings and the nondeductibility of certain merger-related expenses. Whitney's effective rates have been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The information required for this item is included on page 18 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Exhibit 10.17- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit
         10.20 to  the  Company's quarterly report on  Form 10-Q for the quarter
         ended  September  30, 1999 (Commission  file  number  0-1026)       and
         incorporated by reference).

         Exhibit 21 - Subsidiaries

                  Whitney Holding Corporation owns 100% of Whitney National Bank. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         (b) Reports on Form 8-K

                  On a Form 8-K dated July 19, 2001, the registrant reported under Item 5 the release of its financial results for the quarter ended June 30, 2001. The news release covering the financial results was filed as an exhibit under Item 7.

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WHITNEY HOLDING CORPORATION
                                                (Registrant)



                                         By:/s/Thomas L. Callicutt, Jr.
                                            ------------------------------------
                                            Thomas L. Callicutt, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                            November 14, 2001
                                            ------------------------------------
                                                          Date