Form 10-K
period 2001-12-31
WHITNEY HOLDING CORP
filed 2002-03-18
CIK 106926

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001        Commission file number 0-1026

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                  Name of each exchange
      Title of each class                          on which registered
      -------------------                         ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

As of March 1, 2002, the aggregate market value of the voting stock held by nonaffiliates was approximately $1,146,674,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     Class                  Outstanding at March 1, 2002
                     -----                  ----------------------------
           Common Stock, no par value              26,471,545

      Documents Incorporated by Reference    Part of 10-K in which incorporated
      ------------------------------------   ----------------------------------
      Proxy Statement dated March 15, 2002               Part III



                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS
                                                                                                              Page

------------------------------------------------------------------------------------------------------------------

PART I
     Item 1:      Business                                                                                       3
     Item 2:      Properties                                                                                     5
     Item 3:      Legal Proceedings                                                                              5
     Item 4:      Submission of Matters to a Vote of Security Holders                                            5
     Item 4a:     Executive Officers of the Registrant                                                           5


------------------------------------------------------------------------------------------------------------------

PART II
     Item 5:      Market for the Registrant's Common Stock and Related Stockholder Matters                       6
     Item 6:      Selected Financial Data                                                                        7
     Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations          8
     Item 7a:     Quantitative and Qualitative Disclosure about Market Risk                                     27
     Item 8:      Financial Statements and Supplementary Data                                                   28
     Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          59


------------------------------------------------------------------------------------------------------------------

PART III
     Item 10:     Directors and Executive Officers of the Registrant                                            59
     Item 11:     Executive Compensation                                                                        62
     Item 12:     Security Ownership of Certain Beneficial Owners and Management                                62
     Item 13:     Certain Relationships and Related Transactions                                                62


------------------------------------------------------------------------------------------------------------------

PART IV
     Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K                               62

     Signatures                                                                                                 66

                               Page 2 of 73 Pages

                                     PART I

Item 1:  BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS
         Whitney Holding Corporation (the Company or Whitney) is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956
(BHCA). The Company began operations in 1962 as the parent of Whitney National Bank, which has been in continuous operation in the greater New Orleans area since 1883. Beginning in 1995 the Company has at times operated as a multi-bank holding company, having established new entities in connection with business acquisitions. With changes in interstate banking laws, the Company has merged all banking operations into Whitney National Bank and intends to continue merging the operations of future acquisitions at the earliest possible date. Throughout this annual report, references to the "Bank" will cover Whitney National Bank and all former subsidiary banks.
         In October 2001, Whitney purchased Redstone Financial, Inc. and its subsidiary bank, Northwest Bank, N. A., located in Houston, Texas. This was the Company's third bank acquisition in the Houston metropolitan area. Whitney first entered this market by purchasing Bank of Houston in February 2000 and expanded its presence in January 2001 when it completed a share exchange with American Bank. In January 2001, the Company also completed a merger with Prattville Financial Services Corporation, whose principal subsidiary was Bank of Prattville. Bank of Prattville operated in the metropolitan area of Montgomery, Alabama.
         The Company also owns Whitney Community Development Corporation, which is authorized to make equity and debt investments in corporations or projects whose activities promote community welfare. Such activities could include providing housing, services or jobs for residents of areas with mainly low or moderate incomes and supporting small businesses that service such areas. In the third quarter of 1999, the Bank formed Whitney Securities, L.L.C., a wholly owned subsidiary that began operations as a broker-dealer in securities on March 1, 2000.

NATURE OF BUSINESS AND MARKETS
         The Company, through the Bank, engages in community banking, serving a market area that covers the five-state Gulf Coast region stretching from Houston, Texas, across southern Louisiana and the coastal region of Mississippi, to central and south Alabama, and into the western panhandle of Florida. The Bank serves commercial, small business and retail customers, offering a variety of transaction and savings deposit products and cash management services, secured and unsecured loan products, including revolving credit facilities, and commercial transaction financing. The Bank also provides trust and investment management services to retirement benefit plans, corporations and individuals, and, through Whitney Securities, L.L.C., offers investment brokerage services and annuity products. In addition, the Bank maintains a foreign branch on Grand Cayman in the British West Indies.

THE SUBSIDIARY BANK
         All material funds of the Company are invested in the Bank. The Bank has a large number of customer relationships that have been developed over a period of many years. The loss of any single customer or a few customers would not have a material adverse effect on the Bank or the Company. The Bank has customers in a number of foreign countries, but the revenue derived from these foreign customers is not a material portion of its overall revenues.

COMPETITION
         There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Company and the Bank. Within its market, the Bank competes directly with major banking institutions of comparable or larger size and resources, as well as with various other smaller banking organizations. The Bank also has numerous local and national "nonbank" competitors, including savings and loans, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and registered investment companies.
         Legislative efforts to modernize the financial services industry, as discussed in the following section on industry regulation, may lead to changes in the organizational structure of and scope of services provided by certain of the Company's competitors. As these changes occur, management will evaluate whether they create competitive advantages and develop appropriate responses.

                               Page 3 of 73 Pages

         The growth of electronic communication and commerce over the Internet influences the Company's competitive environment in several ways. Entities have been formed which deliver financial services and access to financial products and transactions exclusively through the Internet. Internet-based services have been and are being developed that are designed to enhance the value of traditional financial products. The Internet will also make it easier for consumers to obtain comparative information on financial products and, over time, could lead to changes in consumer preferences for financial products.
         Whitney opened a website in 2000 to provide information about the Company and market the Bank's products and services. The Company enhanced the capabilities of the site by adding online banking services in both 2001 and 2000 and plans to add new features in the future. As management continues to monitor and evaluate the competitive challenges posed by the growing use of the Internet, it will develop responses appropriate in light of its overall market strategy.
         For over a decade, there has been consolidation within the financial services industry, particularly with respect to the banking and savings and loan segments of this industry. General competitive pressures have driven the most recent industry consolidation activity. All of the Bank's major direct banking competitors have been relatively active in expansion through acquisition. Since early 1994 Whitney has acquired 16 separate banking operations involving approximately $2.5 billion of assets. Recently, the Company has focused on opportunities in the Houston, Texas market, consistent with its goal of growing its Houston-area operations to at least $1 billion over the next several years. While growth in Houston is Whitney's primary focus, the Company continues to seek opportunities to leverage its operations through acquisitions that significantly expand existing market share or provide access to new parts of its market area with attractive economic fundamentals. The overall trend toward industry consolidation is expected to continue in the near term.

INDUSTRY REGULATION AND INFLUENCE OF GOVERMENTAL AGENCIES
         The participants in the financial services industry are subject to varying degrees of regulation and governmental supervision. The current system of laws and regulations will likely change over time and will influence the competitive positions of the participants. Whether these changes will be favorable or unfavorable to the Company and the Bank cannot be predicted.
         The banking industry is extensively regulated under both federal and state law. The regulation and ongoing supervision of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, and not for the protection of the holding company's shareholders and creditors. The Bank has been assessed at relatively low rates for deposit insurance premiums in recent years, reflecting both the level of the deposit insurance funds in relation to required levels and the favorable overall risk rating assigned to the Bank by its primary regulator. Growth in insured deposits and higher estimates of potential insured losses by the FDIC have lowered the ratio of deposit insurance funds to insured deposits and increased the likelihood that premium rates will go up. Certain legislative proposals related to deposit insurance reform have included provisions that would substantially increase the cost of deposit insurance. The Company's management is unable to predict if or when deposit insurance premiums will be increased or to what extent.
         The Company is subject to regulation under the BHCA and to supervision by the Board of Governors of the Federal Reserve System (FRB). Bank holding companies must seek the FRB's approval for all bank acquisitions and must limit their activities to those permitted under the BHCA, including the modifications to the BHCA brought about by the enactment of the Gramm-Leach-Bliley Act (GLB) of 1999. GLB attempts in many ways to modernize the framework of the U.S. financial services industry. Among other provisions, it allows for the creation of a financial holding company that is authorized to engage in underwriting and selling insurance and securities, to conduct both commercial and merchant banking, to invest in and develop real estate and to engage in other complementary activities. Whitney currently has no plans to apply for a financial holding company charter.
         The Office of the Comptroller of the Currency (OCC) is the Bank's primary regulator and provides ongoing supervision through regular examinations and other means. Bank supervision focuses on evaluating management's ability to identify, assess and control risk in all areas of bank operations in a safe and sound manner. Regulators have a wide range of enforcement actions available to deal with institutions with unacceptable levels of risk. These actions could have a material impact on a bank's financial results and could impose additional limits on a bank's ability to pay dividends to its holding company. Regulators are also charged with monitoring compliance with other laws and regulations, such as those designed to encourage banks to meet the needs of all segments of their service areas. Regulatory agencies consider compliance ratings when deciding, for example, whether to approve an acquisition by the bank or its holding company.

                               Page 4 of 73 Pages

         The monetary and fiscal policies of the FRB also have a significant impact on the banking industry. In its effort to restrain inflationary growth or moderate recessions, the FRB uses various tools to influence the money supply and interest rates. These actions attempt to regulate the availability of bank credit and affect asset yields and costs of funds.

EMPLOYEES
         At the end of 2001, the Company and the Bank employed a total of 2,406 employees. Whitney affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increasing responsibility.

Item 2:  PROPERTIES

         The Company owns no real estate in its own name. The Company's executive offices are located in downtown New Orleans in the main office facility owned by Whitney National Bank. The Bank makes portions of this facility and certain other facilities in Louisiana, Mississippi and Texas available for lease to third parties, although such incidental leasing activity is not material to Whitney's overall operations. The Bank owns outright approximately 75% of its active banking facilities, which total close to 130 locations. The remaining branch facilities are subject to leases, each of which management considers to be reasonable and appropriate to its location. Management ensures that all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.
         The Bank holds a variety of property interests acquired through the years in settlement of loans. Reference is made to Note 7 to the consolidated financial statements included in Item 8 herein for further information regarding such property interests.

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


                               Page 5 of 73 Pages

                                     PART II

Item 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         a) The Company's stock is traded over-the-counter on The Nasdaq Stock Market and is reported under the symbol WTNY. The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K and located on page 58 shows the range of closing prices of the Company's stock for each calendar quarter of 2001 and 2000 as reported on The Nasdaq Stock Market, and is incorporated by reference herein.
                     The Company has declared a 3-for-2 split of its common stock payable on April 9, 2002 to shareholders of record on March 20, 2002. Share and per share figures in this annual report on Form 10-K have not been adjusted to reflect this split.

         b) The approximate number of shareholders of record of the Company, as of March 1, 2002, was as follows:

                      Title of Class              Shareholders of Record
                      --------------------------  ----------------------
                      Common Stock, no par value          5,715

         c) Dividends declared by the Company are discussed in the Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K and located on page 58, which is incorporated by reference herein.


                               Page 6 of 73 Pages

Item 6:  SELECTED FINANCIAL DATA
                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                                                 Years Ended December 31
------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                     2001          2000         1999         1998          1997
------------------------------------------------------------------------------------------------------------------------------
YEAR-END BALANCE SHEET DATA
  Total assets                                                $7,243,650   $6,650,265   $5,868,028    $5,627,153   $5,146,722
  Earning assets                                               6,681,786    6,078,951    5,362,819     5,151,564    4,694,474
  Loans                                                        4,554,538    4,601,492    3,928,414     3,515,969    3,068,352
  Investment in securities                                     1,632,340    1,462,189    1,387,016     1,436,684    1,563,865
  Deposits                                                     5,950,160    5,332,474    4,666,375     4,607,638    4,239,088
  Shareholders' equity                                           717,888      665,764      596,204       599,777      561,479
------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                                $6,831,564   $6,282,044   $5,638,980    $5,222,628   $4,960,536
  Earning assets                                               6,303,445    5,771,256    5,163,140     4,771,433    4,536,620
  Loans                                                        4,515,740    4,235,562    3,616,247     3,185,988    2,799,781
  Investment in securities                                     1,525,254    1,478,609    1,466,061     1,397,271    1,656,221
  Deposits                                                     5,548,556    4,927,214    4,540,887     4,234,796    3,957,660
  Shareholders' equity                                           698,099      622,814      600,012       587,511      537,931
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                               $441,145     $452,261     $378,493      $363,568     $350,156
  Interest expense                                               161,349      185,181      135,433       134,242      132,385
  Net interest income                                            279,796      267,080      243,060       229,326      217,771
  Net interest income (TE)                                       285,161      273,176      249,407       234,782      223,037
  Provision for possible loan losses                              19,500       12,690        6,470           709       (1,358)
  Non-interest income, excluding securities transactions
       and merger-related items                                   89,957       74,270       68,885        60,890       55,319
  Securities transactions                                            165          850          (32)          841         (135)
  Noninterest expense, excluding merger-related items            232,918      222,077      207,753       201,499      179,917
  Merger-related items (net expense)                               5,099        1,102            -         6,149        3,397
  Net income                                                      75,820       72,842       67,326        57,125       61,330
  Net income before tax-effected merger-related items             78,350       73,558       67,326        61,683       63,857
------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                          1.11%        1.16%        1.19%         1.09%        1.24%
  Return on average assets before
       tax-effected merger-related items                            1.15         1.17         1.19          1.18         1.29
  Return on average shareholders' equity                           10.86        11.70        11.22          9.72        11.40
  Return on average shareholders' equity before
       tax-effected merger-related items                           11.22        11.81        11.22         10.50        11.87
  Net interest margin                                               4.52         4.73         4.83          4.92         4.92
  Average loans to average deposits                                81.39        85.96        79.64         75.23        70.74
  Efficiency ratio before merger-related items                     62.09        63.92        65.27         68.15        64.64
  Reserve for possible loan losses to loans                         1.57         1.33         1.21          1.23         1.55
  Nonperforming assets to loans plus foreclosed and
       surplus property                                              .76          .54          .45           .48          .53
  Average shareholders' equity to average assets                   10.22         9.91        10.64         11.25        10.84
  Shareholders' equity to total assets                              9.91        10.01        10.16         10.66        10.91
  Leverage ratio                                                    8.72         8.93        10.01         10.33        10.79
------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
      Basic                                                        $2.88        $2.84        $2.60         $2.18        $2.37
      Basic before tax-effected merger-related items                2.97         2.87         2.60          2.36         2.47
      Diluted                                                       2.85         2.83         2.59          2.17         2.35
      Diluted before tax-effected merger-related items              2.95         2.86         2.59          2.34         2.45
  Dividends
      Cash dividends per share                                     $1.54        $1.44        $1.32         $1.20        $1.12
      Dividend payout ratio                                        53.81%       50.04%       48.76%        52.34%       43.20%
  Book Value Per Share                                            $27.15       $25.38       $23.43        $22.83       $21.60
  Trading Data
      High stock price                                            $48.84       $41.69       $41.75        $63.38       $59.75
      Low stock price                                              36.00        31.50        32.19         35.75        34.75
      Closing stock price                                          43.85        36.31        37.06         37.50        57.00
      Trading volume                                           9,310,232    7,044,391    9,370,446     6,574,200    5,582,668
  Average Shares Outstanding
      Basic                                                   26,367,149   25,650,656   25,888,798    26,158,585   25,900,300
      Diluted                                                 26,557,365   25,712,466   25,966,232    26,374,770   26,111,301
------------------------------------------------------------------------------------------------------------------------------

                               Page 7 of 73 Pages

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) and on their results of operations during 2001, 2000 and 1999. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes in Item 8. Certain financial information in prior years has been reclassified to conform to the current year's presentation.

OVERVIEW
         Whitney made three business acquisitions in 2001 and two in 2000 as detailed in Note 3, incurring conversion and other merger expenses related to the acquisitions in each of these years and recognizing a merger-related gain in 2001. Table 1 compares net income, earnings per share, return on average assets and return on average shareholders' equity for 2001, 2000 and 1999, showing the effect of these merger-related items.

TABLE 1.  EFFECTS OF MERGER-RELATED ITEMS
-------------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended December 31
-------------------------------------------------------------------------------------------------------------------------
(dollars in millions, except per share data)                                              2001         2000         1999
-------------------------------------------------------------------------------------------------------------------------
Earnings before tax-effected merger-related items                                        $78.4        $73.6        $67.3
Tax-effected merger-related items                                                         (2.6)         (.8)           -
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $75.8        $72.8        $67.3
-------------------------------------------------------------------------------------------------------------------------
Basic earnings per share before tax-effected merger-related items                        $2.97        $2.87        $2.60
Effect of tax-effected merger-related items                                               (.09)        (.03)           -
-------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                 $2.88        $2.84        $2.60
-------------------------------------------------------------------------------------------------------------------------
Return on average assets before tax-effected merger-related items                         1.15%        1.17%        1.19%
Effect of tax-effected merger-related items                                               (.04)        (.01)           -
-------------------------------------------------------------------------------------------------------------------------
Return on average assets                                                                  1.11%        1.16%        1.19%
-------------------------------------------------------------------------------------------------------------------------
Return on average shareholders' equity before tax-effected merger-related items          11.22%       11.81%       11.22%
Effect of tax-effected merger-related items                                               (.36)        (.11)           -
-------------------------------------------------------------------------------------------------------------------------
Return on average shareholders' equity                                                   10.86%       11.70%       11.22%
-------------------------------------------------------------------------------------------------------------------------

         The Company earned $2.97 per share, or $78.4 million, for 2001, excluding tax-effected merger-related items. This is a 3% increase over the $2.87 per share, or $73.6 million, earned for 2000. The key components of 2001's earnings performance follow:

     o Net interest income, on a taxable-equivalent (TE) basis, increased 4%, or $12.0 million, from 2000. Whitney was and continues to be moderately asset sensitive, which implies it would experience some compression in its net interest margin in a declining rate environment, holding other factors constant. Short-term market rates declined sharply during 2001, and Whitney's net interest margin (TE) of 4.52% was 21 basis points below the margin in 2000. The mix of funding sources has been favorably impacted by an increase in overall liquidity during 2001; however, the mix of earning assets has trended toward investment vehicles with a smaller spread to the cost of funds because of a slowing in loan demand.
     o Noninterest income, excluding securities transactions, grew 23% in 2001, or $16.8 million, including a merger-related gain of approximately $1.1 million. Service charges on deposit accounts increased 16%, or $5.0 million, and secondary mortgage market operations generated a $5.5 million increase in fee income. At the end of the third quarter of 2001, Whitney recognized a $3.6 million gain when it sold its merchant processing agreements to a firm that specializes in this business, retaining an interest in the net revenues produced through an alliance formed with the specialist. This move lowered fourth quarter noninterest income by approximately $2.2 million and noninterest expense by $2.1 million.
     o Noninterest expense, excluding merger-related costs, increased a moderate 5%, or $10.8 million,

                               Page 8 of 73 Pages
              between 2000 and 2001, including an increase of $1.4 million in purchased intangibles amortization related to acquisitions. Adjusting for the impact of the merchant business sale, the increase in noninterest expense would have been approximately 6%, or $12.9 million. Ongoing expense control efforts and savings from system integration activities have helped offset growth in noninterest expense from purchased operations.
     o The Company provided $19.5 million for possible loan losses in 2001 compared to $12.7 million in 2000. As the economy entered into a recession in 2001 and experienced the initial repercussions of the September terrorist attacks, customer credit risks increased throughout most of the banking industry. This was also the case for Whitney. Net charge-offs increased to $9.4 million in 2001 from $1.6 million in 2000, and nonperforming assets were .76% of loans plus foreclosed assets and surplus bank property at the end of 2001 compared to .54% a year earlier. Whitney's overall credit quality picture, however, continued to compare favorably to industry statistics.
         Per share earnings of $2.87 in 2000 before tax-effected merger-related items were 10% higher than the $2.60 per share earned in 1999. The $73.6 million earned in 2000 before merger items was $6.3 million above the $67.3 million earned in 1999. Growth in net interest income (TE) of 10%, or $23.8 million, reflected a 17% increase in loans in 2000 and a healthy net interest margin that showed only limited compression as a result of the greater use of higher-cost sources of funds to support earning asset growth. Noninterest income, excluding securities transactions, grew 8%, or $5.4 million. Important factors, in addition to expansion into the Houston, Texas market in early 2000, included the positive impact of Whitney Securities' first full year of operations and the growth in fees from merchant processing and credit and debit card activity on increased transaction volumes and strategic adjustments to service fee schedules. Noninterest expense, excluding merger-related costs, increased 7%, or $14.3 million, between 1999 and 2000, with much of this increase attributable to the Houston expansion and other bank operations acquired in 2000, including purchased intangibles amortization of $2.5 million. Excluding these operations, noninterest expense increased less than 3% in 2000. Expense control efforts had a favorable impact on the growth rate of several major expense categories. A moderate increase in the risk profile of the loan portfolio, coupled with strong loan growth, were the major factors behind the $6.2 million increase in the provision for possible loan losses in 2000.

FORWARD-LOOKING STATEMENTS
         This discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to, comments about the sensitivity of Whitney's net interest margin to changing market interest rate environments, comments regarding the expected growth rate of the loan portfolio, statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, and comments about possible future benefits to be derived from Whitney's recently formed alliance to provide credit card sale processing services to its merchant customers. Factors that could affect actual results and potential benefits include the actual timing and extent of future interest rate movements, trends in Whitney's earning assets and sources of funds, the level of success of asset/liability management strategies implemented, trends in credit card sale activity in Whitney's market area and the success of ongoing customer development and retention efforts by the alliance. In making forward-looking statement, management makes assumptions about these and other factors. Other important factors include, but are not limited to, the economic strength and the performance of the economies in Whitney's market area, actions that may be taken by the Federal Reserve Board to influence interest rates in response to changing economic conditions, changes in laws and regulations affecting the activities of the banking industry and other financial service providers, the nature and level of competition, trends in customer behavior and preferences, and the Company's ability to execute its plans to respond effectively.
         Because it is uncertain whether future conditions and events will confirm the Company's assumptions, there is a risk that Whitney's future results will differ materially from what is stated in or implied by such forward-looking statements. The Company cautions readers to consider this risk. Whitney undertakes no obligation to update any forward-looking statement included in this discussion, whether as a result of new information, future events or developments, or for any other reason.

                               Page 9 of 73 Pages

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES
         The rate of portfolio lending slowed in 2001, reflecting economic conditions and market uncertainty. Average loans increased 7%, or $280 million, in 2001 compared to growth in 2000 of 17%, or $619 million. Total loans were little changed between the end of 2000 and 2001. Table 2, which is based on regulatory reporting codes, shows loan balances at December 31, 2001 and at the end of the previous four years.

TABLE 2.  LOANS OUTSTANDING BY TYPE
---------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      2001           2000          1999           1998          1997
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans          $1,852,497     $1,815,205    $1,564,903     $1,404,003    $1,270,962
Real estate loans - commercial and other               1,576,817      1,544,390     1,318,130      1,123,309       903,741
Real estate loans - retail mortgage                      820,808        888,699       726,765        667,089       574,795
Loans to individuals                                     304,416        353,198       318,616        321,568       318,854
---------------------------------------------------------------------------------------------------------------------------
     Total loans                                      $4,554,538     $4,601,492    $3,928,414     $3,515,969    $3,068,352
---------------------------------------------------------------------------------------------------------------------------

         Commercial loans, including those secured by real property, increased approximately $250 million, or 8%, on average in 2001, but were up only $70 million, or 2%, between year-end 2000 and 2001. Commercial real estate lending, which encompasses loans secured by properties used in commercial or industrial operations, increased $97 million, or 7%, on average, but only $32 million, or 2%, from the prior year end. The year over year increase in 2000 was 17%. Growth in this portfolio category in 2001 has been limited, as anticipated, by developers taking advantage of permanent financing opportunities in a favorable rate environment and a moderating pace of new project development. In recent years, growth came from a variety of sources, including apartment and condominium projects largely in the eastern Gulf Coast region, and retail, small office and industrial and commercial facilities throughout the Company's market area. Loans for hotel projects were stable during both 2001 and 2000 after growing rapidly in previous years with new construction spurred by a strong convention and tourism industry in the New Orleans metropolitan area. Hotel loans were approximately 11% of total commercial real estate loans at the end of both 2001 and 2000. In the current economic environment, a return to significantly faster growth in the commercial real estate portfolio in 2002 is not anticipated.
         Commercial loans other than those secured by real property increased on average by $153 million, or 9%, in 2001, but were 2%, or $37 million, higher than year-end 2000. This followed a $250 million, or 16%, increase in 2000 from the end of 1999. Most portfolio sectors were relatively stable during 2001, although there was some noticeable growth in loans to customers in the oil and gas and maritime industries. Also included in this category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. Increased economic uncertainty and reduced opportunities led to a decrease in such investment loans in 2001 after two years of rapid growth. Overall, the portfolio remained well-diversified. Participations in syndicated commercial loans at December 31, 2001, totaled approximately $200 million, including $80 million related to the oil and gas industry and $40 million to the gaming industry. All of these loans are with customers operating in Whitney's market area and are subject to standard underwriting criteria. The rate of commercial loan growth in 2002 will depend mainly on the economic fundamentals of the Company's market area as well as on its ability to develop customers in the newer parts of its market and take advantage of competitive circumstances to attract new business in its established market.
         Loans to customers related to the oil and gas industry increased $20 million in 2001 from the end of the previous year after a $30 million increase in 2000. Whitney's customer base mainly provides services and products to support exploration and production activities. An improvement in underlying commodity prices helped maintain active production levels through much of 2001 and began to stimulate new exploration and development activity. Commodity prices turned lower toward the latter part of 2001 in reaction to slowing global demand for energy, and production activity has been reduced. The commitment to new exploration and development is impacted more by changes in longer term expectations about demand and prices. The level of activity in this industry continues to have an important impact on the economies of certain portions of Whitney's market area, particularly southern Louisiana and Houston. At December 31, 2001, outstanding loans to oil and gas industry customers totaled $301 million, or approximately 7% of total loans.


                              Page 10 of 73 Pages

         Retail loans, including both retail mortgage loans and other loans to individuals, increased $30 million on average in 2001, but decreased $117 million, or 9%, from the end of 2000. With the shift late in 2000 to a strategy of selling substantially all residential mortgage loan production in the secondary market, retail mortgage loans decreased $68 million, or 8%, in 2001 from year-end 2000. This category had grown $162 million, or 22%, in 2000. The major factor behind the increase in 2000 was the growth in the origination of adjustable-rate mortgage loan products, which then were being retained in the portfolio, particularly as market rates rose in the second half of 1999 and into 2000. Whitney continued to promote its fixed-term home equity loan product in 2001. Such loans increased $10 million, or 6%, in 2001, after an increase of $53 million, or 42%, in 2000. This product offers customers the opportunity to leverage increased home values and equity to obtain tax-advantaged consumer financing.
         Loans to individuals include various consumer installment and credit line loan products other than retail mortgage loan products. In early 2001, management decided to also begin selling student loan production at the earliest possible date rather than holding such loans through the student deferment period. The Company sold $40 million of qualifying student loans from the existing portfolio in January 2001. Including the impact of this decision, loans to individuals decreased $49 million, or 14%, in 2001. The increase in 2000 over 1999 resulted mainly from loans with customers of acquired bank operations. Whitney's exit from one segment of this market in 1999 and consumer preference for tax-advantaged home equity financing continued to impede growth in this category during 2000 and 2001.
         Table 3 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Loans held for sale are included with maturities of one year or less. Retail mortgages in the sale pipeline totaled $60 million at December 31, 2001, and loans to individuals held for sale totaled $17 million. Approximately 78% of the value of loans with a maturity greater than one year bears a fixed rate of interest.

TABLE 3.  LOAN MATURITIES BY TYPE
---------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                                One year      One through       More than
(dollars in thousands)                                           or less       five years      five years            Total
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans                  $1,201,844       $  580,101       $  70,552       $1,852,497
Real estate loans- commercial and other                          435,559          935,614         205,644        1,576,817
Real estate loans - retail mortgage                              124,449          206,680         489,679          820,808
Loans to individuals                                             151,179          144,131           9,106          304,416
---------------------------------------------------------------------------------------------------------------------------
   Total                                                      $1,913,031       $1,866,526        $774,981       $4,554,538
---------------------------------------------------------------------------------------------------------------------------

                              Page 11 of 73 Pages

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the level of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.
         At December 31, 2001, the reserve for possible loan losses was $71.6 million, or 1.57% of total loans, compared to $61.0 million, or 1.33% of total loans at the end of 2000. Table 4 shows the activity in the reserve for possible loan losses over the past five years. The allocation of the reserve is included in Table 5.

TABLE 4.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       2001         2000         1999         1998         1997
-------------------------------------------------------------------------------------------------------------------------
Balance at the beginning of year                            $61,017      $47,543      $43,187      $47,549      $46,845
Reserves acquired in bank purchases                           1,196        2,388            -            -            -
Reserves on loans transferred to held for sale                 (651)           -            -            -            -
Provision for possible loan losses
   charged (credited) to operations                          19,500       12,690        6,470          709       (1,358)
Loans charged to the reserve
   Commercial, financial and agricultural                   (11,678)      (4,244)      (5,673)      (6,688)      (6,271)
   Real estate (primarily commercial)                          (804)      (1,581)      (1,378)        (544)      (1,052)
   Loans to individuals                                      (3,020)      (2,656)      (2,991)      (6,492)      (3,057)
-------------------------------------------------------------------------------------------------------------------------
      Total                                                 (15,502)      (8,481)     (10,042)     (13,724)     (10,380)
-------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off
   Commercial, financial and agricultural                     3,130        2,679        4,408        4,054        6,531
   Real estate (primarily commercial)                         1,313        2,454        1,313        2,714        3,472
   Loans to individuals                                       1,630        1,744        2,207        1,885        2,439
-------------------------------------------------------------------------------------------------------------------------
      Total                                                   6,073        6,877        7,928        8,653       12,442
-------------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                 (9,429)      (1,604)      (2,114)      (5,071)       2,062
-------------------------------------------------------------------------------------------------------------------------
Balance at the end of year                                  $71,633      $61,017      $47,543      $43,187      $47,549
-------------------------------------------------------------------------------------------------------------------------
Ratios
  Net charge-offs (recoveries) to average loans                 .21%         .04%         .06%         .16%        (.07)%
  Gross charge-offs to average loans                            .34          .20          .28          .43          .37
  Recoveries to gross charge-offs                             39.18        81.09        78.95        63.05       119.87
  Reserve for possible loan losses to loans at end of year     1.57         1.33         1.21         1.23         1.55
-------------------------------------------------------------------------------------------------------------------------

         In making its risk evaluation and establishing a reserve level that it believes is adequate to absorb losses inherent in the portfolio, management considers various sources of information. Some of the more important sources include analyses prepared on specific loans reviewed for impairment, statistics on balances of loans assigned to internal risk rating categories by loan officers and the Company's independent credit review function, reports on the composition and repayment performance of consumer and other loan portfolios not subject to individual risk ratings, and factors developed through ongoing migration analysis of historical loss experience. In addition to this more objective and quantitative information, management's evaluation must take into consideration its assessment of general economic conditions and how current conditions affect specific segments of borrowers. Management must also come to a judgment regarding the level of accuracy inherent in the loss reserve estimation process. A formal reserve analysis is prepared at least quarterly that summarizes the results of the evaluation process and helps ensure a consistent process over time.
         In 2001 as in 2000, the credit risk profile of the Company's customers increased moderately, led by commercial loans not secured by real estate, but the overall profile remained well within acceptable limits and compared favorably to industry statistics. The increased risk profile is evident in higher levels of nonperforming loans and loans internally classified as having above normal credit risk as discussed below. As would be expected, the percentage of the reserve allocated to commercial loans has also increased as is shown in Table 5. Management's evaluation of credit risk included an assessment of what impact the economic repercussions of the terrorist attacks on the United States could have on the Company's customers. In Whitney's market area, the most immediate impact was felt by businesses related to the

                              Page 12 of 73 Pages
convention and tourism industry, including, among others, hotels and restaurants, and by the employees of these businesses. Loan officers are monitoring the operations of affected customers and their responses to this evolving situation. Management used stress tests to identify credits that would have the most difficulty with debt service if there were to be a prolonged downturn more severe than would have been considered in the normal underwriting process. Stress tests were applied to approximately $100 million of loans and commitments for hotel financing and $80 million of restaurant industry loans, and the results indicated acceptable levels of risk. The lasting impact of these attacks remains uncertain, however, and this uncertainty along with questions concerning the depth of the economic slowdown in 2001 are reflected in the level of unallocated reserves.

TABLE 5.  ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------------
                                                                     December 31
-------------------------------------------------------------------------------------------------------------------------
                                   2001               2000              1999               1998              1997
-------------------------------------------------------------------------------------------------------------------------
                                Reserve   Loans   Reserve    Loans   Reserve   Loans   Reserve    Loans   Reserve   Loans
-------------------------------------------------------------------------------------------------------------------------
Commercial, financial and
   agricultural                  50.7%    40.7%     48.2%    39.4%    47.6%    39.8%     39.6%    39.9%    42.4%    41.4%
Real estate - commercial
   and other                     24.8     34.6      28.1     33.6     29.0     33.6      31.7     32.0     29.2     29.5
Real estate - retail mortgage    10.7     18.0      11.5     19.3     14.8     18.5      20.1     19.0     15.2     18.7
Loans to individuals              6.3      6.7       8.1      7.7      8.4      8.1       8.4      9.1      9.1     10.4
Unallocated                       7.5        -       4.1        -       .2        -        .2        -      4.1        -
-------------------------------------------------------------------------------------------------------------------------
Total                           100.0%   100.0%    100.0%   100.0%   100.0%   100.0%    100.0%   100.0%   100.0%   100.0%
-------------------------------------------------------------------------------------------------------------------------

         Nonperforming assets consist of nonperforming loans, foreclosed assets and surplus banking property. Table 6 provides information on nonperforming assets for each year in the five-year period ended December 31, 2001. The $10 million increase in nonperforming assets in 2001 to $35 million followed an $8 million increase in 2000 and smaller increases in 1999 and 1998 from the low point in recent years of approximately $16 million at the end of 1997. There have been no significant trends related to industries or markets underlying the changes in nonperforming loans. Nonperforming assets as a percent of loans plus foreclosed assets and surplus banking property increased to .76% at the end of 2001 from .54% at the end of 2000 and .45% in 1999.

TABLE 6.  NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------------
                                                                            December 31
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                  2001           2000          1999          1998          1997
----------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis            $33,412        $23,579       $13,966       $11,862       $10,437
Restructured loans                                       383            465         1,634         2,660         2,342
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                          33,795         24,044        15,600        14,522        12,779
Foreclosed assets and surplus banking property           991            995         1,909         2,320         3,609
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                        $34,786        $25,039       $17,509       $16,842       $16,388
----------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                 $6,916         $4,343        $3,020        $5,228        $2,986
----------------------------------------------------------------------------------------------------------------------
Ratios
   Nonperforming assets to loans plus
     foreclosed assets and surplus banking
      property                                           .76%           .54%          .45%          .48%          .53%
   Reserve for possible loan losses to
     nonperforming loans                              211.96         253.77        304.76        297.40        372.09
   Loans 90 days past due still accruing to loans        .15            .09           .08           .15           .10
----------------------------------------------------------------------------------------------------------------------

         At December 31, 2001, loans internally classified as having above normal credit risk represented 6.5% of total loans. This compared to approximately 6.2% at December 31, 2000. The December 31, 2001 total of $299 million was

                              Page 13 of 73 Pages

$15 million above year-end 2000's total. The increase during 2001 was largely influenced by participations in credit facilities with two customers in Whitney's market area that were included in the shared national credit review process by Federal banking regulators. Loans warranting special attention because of risk characteristics that indicate potential weaknesses totaled $153 million at December 31, 2001, little changed from the prior year end. There was a $26 million increase, to a total of $134 million, in loans classified as having well-defined weaknesses that, if not corrected, would likely result in some loss. Loans for which full repayment is doubtful, however, decreased by $7 million, to a total of $11 million at year-end 2001.

INVESTMENT IN SECURITIES
         Total investment in securities was $1.63 billion at December 31, 2001, compared to $1.46 billion at year-end 2000. The average total investment portfolio was $1.53 billion in 2001, compared to $1.48 billion in 2000, an increase of 3%, or $47 million. Between these same periods, average federal funds sold and other short-term investments increased $205 million, reflecting increased liquidity from growth in deposit funding sources during 2001 as discussed in the following section.
         The weighted-average taxable-equivalent portfolio yield was 5.77% at December 31, 2001, a decrease of 51 basis points from approximately 6.28% at December 31, 2000, reflecting mainly lower rates for reinvestment opportunities in 2001. Substantially all of the securities in the investment portfolio bear fixed interest rates.
         Information about the contractual maturity structure of investment securities at December 31, 2001 is shown in Table 7. The carrying value of securities with explicit call options totaled $153 million at year-end 2001. These call options and the scheduled principal reductions and projected prepayments on mortgage-backed securities are not reflected in Table 7. Including principal reductions on mortgage-backed securities, the weighted-average maturity of the overall securities portfolio was approximately 41 months at December 31, 2001, little changed from year-end 2000.

TABLE 7.  DISTRIBUTION OF INVESTMENT MATURITIES
-------------------------------------------------------------------------------------------------------------------------
                                                   December 31, 2001
-------------------------------------------------------------------------------------------------------------------------
                                                 Over one through  Over five through
(dollars in thousands)        One year and less     five years         ten years       Over ten years         Total
-------------------------------------------------------------------------------------------------------------------------
                               Amount    Yield    Amount    Yield    Amount   Yield    Amount    Yield     Amount  Yield
-------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
-------------------------------------------------------------------------------------------------------------------------
U. S. agency securities      $113,980     6.29% $311,705     4.96% $ 28,698   5.79%  $      -         -%  $454,383  5.35%
Mortgage-backed securities(a)  10,208     6.12    91,545     6.27   371,692   5.92    356,573      5.87    830,018  5.94
Obligations of states and
  political subdivisions (b)    5,234     6.32    16,724     6.49    13,453   6.80      4,760      6.32     40,171  6.55
U. S. Treasury securities       5,110     2.18    59,132     5.00         -      -          -         -     64,242  4.78
Other debt securities              55     7.25    25,814     4.67       150   6.75          -         -     26,019  4.69
Equity securities(c)                -        -         -        -         -      -     25,694         -     25,694     -
-------------------------------------------------------------------------------------------------------------------------
    Total                    $134,587     6.12% $504,920     5.24% $413,993   5.94%  $387,027     5.88% $1,440,527  5.69%
-------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
-------------------------------------------------------------------------------------------------------------------------
U. S. agency securities        $7,402     6.39%  $32,630     5.32% $     -       -%  $      -      -  %    $40,032  5.52%
Obligations of states and
  political subdivisions (b)    9,616     7.15    34,568     6.89   51,313    7.17     25,373     7.22     120,870  7.10
U. S. Treasury securities      20,090     5.59    10,821     5.75        -       -          -        -      30,911  5.65
-------------------------------------------------------------------------------------------------------------------------
    Total                     $37,108     6.15%  $78,019     6.08% $51,313    7.17%   $25,373     7.22%   $191,813  6.54%
-------------------------------------------------------------------------------------------------------------------------

(a) Distributed by contractual maturity without regard to repayment schedules or projected prepayments.
(b) Tax exempt yields are expressed on a fully taxable equivalent basis.
(c) These securities have no stated maturities or guaranteed dividends.

         Effective January 1, 2001, the Company reclassified securities with a carrying value of $528 million, and an unrealized net loss of $6.4 million, as available for sale in connection with the adoption of Statement of Financial Accounting Standards No. 133. These securities had previously been classified as held to maturity. Securities available for

                              Page 14 of 73 Pages
sale are reported at estimated fair market value in the consolidated balance sheets. The unrealized loss at the effective date of the reclassification was reported net of tax in other comprehensive income in the first quarter of 2001. Whitney continued to classify most of its securities from states and political subdivisions, as well as shorter duration. U. S. Treasury and agency securities, as held to maturity. During 1999 the Company had begun building its investment in securities classified as available for sale, primarily as a means to increase liquidity management flexibility. With the reclassification in 2001, such securities constituted 88% of the total investment portfolio at December 31, 2001. The net unrealized gain on available for sale securities was $15.8 million at year-end 2001. The improvement from an unrealized net gain of $2.9 million at the end of 2000, before the reclassification, reflected the favorable impact of generally lower market interest rates on fixed income security prices.
         The Company does not normally maintain a trading portfolio. Occasionally, the Bank holds immaterial amounts of trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.
         At December 31, 2001, Whitney held no investment in securities of a single issuer, other than securities issued or guaranteed by the U. S. government or its agencies, that exceeded 10% of its shareholders' equity. The Company has made no investments in financial instruments or participated in agreements with values that are linked to or derived from changes in the value of some underlying asset or index. These financial instruments or agreements are commonly referred to as derivatives and include such instruments as futures, forward contracts, option contracts, interest rate swap agreements and other financial arrangements with similar characteristics. Management continues to evaluate whether to use derivatives as part of its asset/liability and liquidity management processes.


DEPOSITS AND SHORT-TERM BORROWINGS
         Average deposits increased 13%, or $621 million, in 2001, and were up 9%, or $386 million, in 2000. Deposits associated with purchased bank operations contributed approximately $100 million to average deposit growth in 2001 and $150 million in 2000. Deposit growth accelerated in 2001 with the competitive positioning of new money market deposit products for businesses and individuals and greater demand for the safety and liquidity of deposit products in response to turmoil in the capital markets.

TABLE 8.  AVERAGE DEPOSITS
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                             2001                     2000                    1999
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits         $1,447,871    26.1%     $1,342,127    27.2%      $1,247,143    27.4%
NOW account deposits                           598,973    10.8         543,424    11.0          539,415    11.9
Money market deposits                        1,065,027    19.2         820,393    16.7          799,170    17.6
Savings deposits                               463,583     8.3         458,717     9.3          493,129    10.9
Other time deposits                          1,114,207    20.1         993,948    20.2          840,548    18.5
Time deposits $100,000 and over                858,895    15.5         768,605    15.6          620,953    13.7
-------------------------------------------------------------------------------------------------------------------
     Total                                  $5,548,556   100.0%     $4,927,214   100.0%      $4,540,358   100.0%
-------------------------------------------------------------------------------------------------------------------

         Money market deposits increased 30%, or $245 million on average, compared to 2000. Growth in money market deposits in recent years has been supported by the promotion of bundled banking services, and the Whitney continued to promote these services in 2001. Demand for safety and liquidity also helped maintain the level of funding from time deposits during 2001, although there was some erosion beginning in the third quarter in the face of continued declines in renewal rates. These deposits had increased strongly in 2000 as Whitney responded to rising short-term market rates during that period with competitively structured time deposit products. The growth in time deposits over $100,000 in both 2001 and 2000 also reflected an increase in Eurodollar deposits, including funds from new and existing corporate customers for cash management purposes. Table 9 shows the maturity structure of time deposits over and under $100,000 at December 31, 2001.
         Noninterest-bearing demand deposits were also higher in 2001, having grown 8%, or $106 million on average, from 2000. Table 8 shows that noninterest-bearing deposits have remained a healthy percentage of average total deposits over the last three years, with the small decrease in 2001 reflecting the flow of liquidity to interest-bearing deposit products. Deposits in traditional savings accounts were steady in 2001, but would have been lower absent purchased operations, continuing a trend that reflects consumer preference for the convenience and flexibility offered by newer deposit products.


                              Page 15 of 73 Pages

TABLE 9.  MATURITIES OF TIME DEPOSITS
--------------------------------------------------------------------------------
(dollars in thousands)
--------------------------------------------------------------------------------
Remaining maturity of time deposits of $100,000 or more
     as of December 31, 2001
          Three months or less                                          $476,746
          Over three months through twelve months                        293,026
          Over twelve months                                              37,145
--------------------------------------------------------------------------------
               Total time deposits of $100,000 or more                   806,917
--------------------------------------------------------------------------------
Remaining maturity of time deposits of less than $100,000
     as of December 31,2001
          Three months or less                                           291,282
          Over three months through twelve months                        576,977
          Over twelve months                                             157,385
--------------------------------------------------------------------------------
               Total time deposits of less than $100,000               1,025,644
--------------------------------------------------------------------------------
               Total time deposits                                    $1,832,561
--------------------------------------------------------------------------------

         As deposits grew in 2001, the level of short-term borrowings decreased. These borrowings consist primarily of purchases of federal funds and sales of securities under repurchase agreements. Total average short-term borrowings were 23%, or $157 million, lower in 2001 following a 48%, or $218 million, increase in 2000. In 2001, the Company made little use of available wholesale short-term funding sources, such as overnight and term federal funds purchased and brokered repurchase agreements, as it had in 2000 to fund strong loan growth. Average short-term borrowings from customers under repurchase agreements were stable in 2001, after increasing 14% in 2000 to approximately $400 million. Increased funding from this source in recent years reflected both the growth in commercial relationships and the attractiveness of Whitney's treasury management sweep product. Because of the underlying customer relationship, these borrowings can be a relatively stable source of funds.


SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         At December 31, 2001, shareholders' equity totaled $718 million compared to $666 million at the end of 2000 and $596 million at the end of 1999. The major factors in the $52 million increase in 2001 were earnings, net of dividends declared, of $35 million, and an $8 million increase in other comprehensive income representing an unrealized net holding gain on securities available for sale. In 2000, net retained earnings of $36 million and the $22 million value of common stock issued to purchase First Ascension Bancorp, Inc. led to a $70 million increase in shareholders' equity. Over the last three years, the dividend payout ratio has been relatively stable, increasing slightly to 54% in 2001 from 50% in 2000 and 49% in 1999.
         Whitney last executed a stock repurchase program in 1999, when it repurchased one million shares for $39 million. The Company has no program currently, but will consider similar programs in the future as appropriate opportunities arise.
         The ratios in Table 10 indicate that the Company remained strongly capitalized at December 31, 2001. The overall reduction in the capital ratios in recent years from earlier levels has been influenced mainly by the rate of asset growth coupled with the decisions made and actions taken by the Company in managing its capital position, including the 1999 stock repurchase program. Cash business acquisitions, such as the purchases of Redstone Financial, Inc. in 2001 and Bank of Houston in 2000, will also reduce regulatory capital ratios. In these transactions, the Company acquires intangible assets that are deducted in determining regulatory capital and excluded from risk-weighted assets.

                              Page 16 of 73 Pages

TABLE 10.  RISK-BASED CAPITAL AND CAPITAL RATIOS
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       2001           2000          1999          1998           1997
----------------------------------------------------------------------------------------------------------------------------
Tier 1 regulatory capital                                $604,179       $577,036      $568,117      $561,625       $540,955
Tier 2 regulatory capital                                  63,878         61,017        47,543        43,187         44,346
----------------------------------------------------------------------------------------------------------------------------
     Total regulatory capital                            $668,057       $638,053      $615,660      $604,812       $585,301
----------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                   $5,102,470     $5,063,114    $4,427,620    $4,050,755     $3,544,467
----------------------------------------------------------------------------------------------------------------------------
Ratios
     Leverage ratio (Tier 1 capital to average assets)       8.72%          8.93%        10.01%        10.33%         10.79%
     Tier 1 capital to risk-weighted assets                 11.84          11.40         12.83         13.86          15.26
     Total capital to risk-weighted assets                  13.09          12.60         13.90         14.93          16.51
     Shareholders' equity to total assets                    9.91          10.01         10.16         10.66          10.91
----------------------------------------------------------------------------------------------------------------------------

         The regulatory capital ratios of Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency.

LIQUIDITY
         The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank, all in the most cost-effective manner. The Company develops it liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process, making full use of the quantitative modeling tools available to project cash flows under a variety of possible scenarios. Projections are also made assuming credit stressed conditions, although such conditions are not likely to arise.
         On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability-funding sources in 2001 and 2000. During 2000, Whitney National Bank became a member of the Federal Home Loan Bank system. This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds. In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level.
         Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows from scheduled payments, contractual maturities, prepayments, their use as collateral for borrowings under repurchase agreements and possible outright sales or securitizations. Table 3 above presents the contractual maturity structure of the loan portfolio and Table 7 presents contractual investment maturities. As mentioned earlier, the Company began building its investment in securities classified as available for sale in 1999 and, effective 2001, reclassified in excess of $500 million of its portfolio of securities held to maturity to this category. These actions further increased liquidity management flexibility.
         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for each year in the three-year period ended December 31, 2001.
         The Bank saw its liquidity position grow throughout 2001 reflecting strong deposit inflows, moderate loan demand, and an attractive refinancing environment. This liquidity position will likely return to more normal levels with increased economic activity, a return to confidence in the capital markets and rising market interest rates.
         Whitney Holding Corporation had approximately $63 million in cash available for acquisitions, dividend payments to shareholders, or other corporate uses at the end of 2001, before consideration of any future dividends that may be received from the Bank. Because the Bank received approval to pay the Company dividends above limits set by statutory and regulatory provisions in 2001, the Bank will be required to seek continuing approval to declare future dividends to the Company until it reestablishes dividend capacity under those provisions.
         The Bank had approximately $1.3 billion in unfunded loan commitments outstanding at December 31, 2001, an increase of $74 million from 2000's year end. Note 14 shows the details of these and other unfunded commitments at December 31, 2001 and 2000. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

                              Page 17 of 73 Pages

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company and the Bank obtain measures of their interest rate sensitivity by running net interest income simulations, monitoring the economic value of equity and preparing gap analyses.
         The simplest method of measuring interest rate sensitivity is gap analysis, which identifies the difference between the dollar volume of assets and liabilities that reprice within specified time periods. Gap analysis has several limitations, including the fact that it is a point in time measurement. Table 11 shows the Company's static gap position as of December 31, 2001.

TABLE 11.  INTEREST RATE SENSITIVITY
----------------------------------------------------------------------------------------------------------------------
                                                     By Maturity or Repricing Dates at December 31, 2001
----------------------------------------------------------------------------------------------------------------------
                                               0-30      31-90      91-180    181-365     After    Noninterest-
(dollars in millions)                          Days       Days       Days       Days      1 Year     Bearing     Total
----------------------------------------------------------------------------------------------------------------------
ASSETS
Securities available for sale                  $ 20        $62       $ 97       $173     $1,088        $  -    $1,440
Securities held to maturity                       -         16          8         18        150           -       192
Loans                                         1,720        533        344        502      1,456           -     4,555
Federal funds sold and
   short-term investments                       495          -          -          -          -           -       495
Other assets                                      -          -          -          -          -         562       562
----------------------------------------------------------------------------------------------------------------------
     Total assets                             2,235        611        449        693      2,694         562     7,244
----------------------------------------------------------------------------------------------------------------------
SOURCES OF FUNDS
NOW account deposits                            766          -          -          -          -           -       766
Money market deposits                         1,228          -          -          -          -           -     1,228
Savings deposits                                 14          -          -          -        475           -       489
Other time deposits                             134        157        276        301        158           -     1,026
Time deposits $100,000 and over                 304        141        148        178         36           -       807
Short-term borrowings                           512          -          -          -          -           -       512
Noninterest-bearing demand deposits               -          -          -          -          -       1,634     1,634
Other liabilities                                 -          -          -          -          -          64        64
Shareholders' equity                              -          -          -          -          -         718       718
----------------------------------------------------------------------------------------------------------------------
     Total sources of funds                   2,958        298        424        479        669       2,416     7,244
----------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                $ (723)     $ 313      $  25      $ 214     $2,025     $(1,854)
Cumulative interest rate sensitivity gap     $ (723)     $(410)     $(385)     $(171)    $1,854     $     -
Cumulative interest rate sensitivity gap
    as a percentage of total earning assets  (10.82)%    (6.14)%    (5.76)%    (2.56)%    27.75%
----------------------------------------------------------------------------------------------------------------------

         Table 11 indicates that the Company is somewhat liability sensitive in the near term. However, static gap does not take into consideration the actions that management intends to take to maximize net interest income over time. A more sophisticated tool used by the Company to evaluate and manage its interest rate sensitivity is a net interest income simulation model, which tests the Bank's reaction to various economic environments. The model is able to incorporate management's assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Assumptions can also be entered into the model to evaluate the impact of possible strategic responses to changes in the competitive environment.
         As part of its regular formal asset/liability management process, a base case simulation is run that uses current growth forecasts and assumes a stable rate environment and structure. The base case simulation as of the end of 2001 showed an increase in net interest income (TE) for the next twelve-month period of approximately $9 million, or 3%, from 2001 levels. When the base case simulation was subjected to parallel up and down instantaneous rate shocks of 100 basis points, the model showed an annual impact on Whitney's 2002 net interest income (TE) that ranged from a positive $10 million at 100 basis points up to a negative $6 million at 100 basis points down. Additional simulations were run applying instantaneous parallel rate shocks up to 300 basis points as well as gradual rate changes of up to 200 basis points. In the current rate environment, certain downward rate shocks caused unrealistic model assumptions, and the results from these

                              Page 18 of 73 Pages
simulation runs were disregarded. The results of other simulations showed that the Company's sensitivity was within acceptable limits, considering established internal guidelines.
         Unlike the gap analysis, the net interest income simulations at the end of 2001 indicate that the Company is moderately asset sensitive. The actual impact of changing interest rates on net interest income, however, is dependent on many factors. These include Whitney's ability to achieve growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.
         The method used for measuring longer-term interest rate risk is the economic value of equity analysis. At year-end 2001, the Company's sensitivity was acceptable under internal guidelines at all levels of rate shock simulation that produced realistic results.
         Changes in interest rates affect the fair values of financial instruments. Note 15 contains information regarding these fair values. The differences between fair values and book values were primarily the result of differences between contractual and market interest rates at each year end. Fluctuations in fair values will occur as interest rates change.


IMPACT OF INFLATION AND CHANGING PRICES
         The great majority of assets and liabilities of a financial institution are monetary in nature. Management believes the most significant potential impact of inflationary or deflationary economic cycles on Whitney's financial results is its ability to react to changes in interest rates. Interest rates do not, however, necessarily move in the same direction, or at the same magnitude, as the prices of goods and services. As discussed above, the Company employs asset/liability management strategies in its attempt to minimize the effects of economic cycles on its net interest income.
         Inflation and changing prices also have an impact on the growth of total assets in the banking industry and the resulting need to increase capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Changing prices will also affect the trend in noninterest operating expenses and noninterest income.


                              Page 19 of 73 Pages

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Net interest income (TE) increased 4%, or 12.0 million, in 2001, following a 9%, or $23.7 million, increase in 2000 over 1999. As discussed earlier, Whitney was moderately asset sensitive throughout 2001, which implies that it would experience some compression in its net interest margin in a declining rate environment, holding other factors constant. The net interest margin, which is net interest income (TE) as a percent of average earning assets, decreased to 4.52% in 2001 from 4.73% in 2000 and 4.83% in 1999. The margin compression in 2001 came as an 86 basis point decrease in the yield (TE) on earning assets was not fully matched by a 65 basis point decrease in the cost of funding these assets. Between 1999 and 2000, the earning asset yield increased 49 basis points while the cost of funds increased 59 basis points, leading to the 10 basis point decline in the net interest margin between these periods. Tables 12 and 13 show the factors contributing to these changes and the components of these changes.
         There was a moderate 7% increase in average loans in 2001 compared to a 17% increase in 2000 over 1999. Average loans as a percent of earning assets declined to below 72% in 2001 after reaching a high for recent years in 2000. There was a corresponding surge in short-term investments in 2001 that was prompted by increased liquidity in a period of reduced loan demand. For the year, short-term investments grew to over 4% of average earning assets from less than 1% in 2000. The loan portfolio yield (TE) decreased 90 basis points between 2000 and 2001, reflecting a 225 basis point decline in the average prime rate. Approximately 68% of the value of the loan portfolio at year-end 2001 is subject to repricing within one year, which is up from 58% at year-end 2000. With declining loan yields, the overall yield on earning assets is 2001 was 86 basis points lower than in 2000.
         In 2000, the mix of earning assets had followed a favorable trend of recent years, driven by strong loan growth. The 17% growth in average loans in 2000 was well above the 12% rate of growth in total average earning assets. As a result, loans comprised 73% of average earning assets in 2000, up from 70% in 1999. The improved asset mix, as well as a 53 basis point increase in the loan yield (TE), led to the 49 basis point increase in the yield (TE) on total earning assets. Loan yields increased in response to the rise in market rates as evidenced by the 124 basis point increase in the average prime rate for 2000 compared to 1999.
         The total interest cost of funding earning assets in 2001 decreased 63 basis points from 2000. The percentage of average earning assets funded by noninterest-bearing deposits remained a healthy 23% during 2001, having declined only slightly from 24% in 1999. The favorable impact of liquidity on the mix of funding sources was reflected in the decrease in higher-cost sources of funds as a percent of average earning assets to 39% in 2001 from 42% in 2000. Higher-cost funding sources include both short-term borrowings and time deposits. While the cost of short-term borrowings decreased quickly throughout 2001, falling 246 basis points on average in response to falling market rates, the maturity structure of fixed rate time deposits was such that the cost of these deposits declined much more slowly, although the pace accelerated in the third and fourth quarters of the year. The cost of time deposits at year-end 2001 was 3.53%, approximately 250 basis points below the cost at the end of 2000.
         During 2000, Whitney made increased use of wholesale funding sources to leverage loan growth and responded to rising short-term market rates during that period with competitively structured time deposit products. As a result, higher-cost sources of funds grew to 42% of average earning assets in that year, up from 37% in 1999. These changes coupled with the impact of rising short-term market rates led to the increase of 59 basis points in the total interest cost of funding earning assets during 2000.

                              Page 20 of 73 Pages

TABLE 12.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (TE) (a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                      2001                           2000                            1999
------------------------------------------------------------------------------------------------------------------------------------
                                           Average                        Average                         Average
(dollars in thousands)                     Balance  Interest    Rate      Balance   Interest    Rate      Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
 Loans (TE)(a),(b)                      $4,515,740  $344,613    7.63%  $4,235,562   $361,345    8.53%  $3,616,247   $289,136   8.00%
------------------------------------------------------------------------------------------------------------------------------------
 U.S. agency securities                    530,411    31,372    5.91      636,052     38,882    6.11      531,907     31,802   5.98
 Mortgage-backed securities                684,934    41,070    6.00      489,073     30,144    6.16      531,544     32,286   6.07
 Obligations of states and
   political subdivisions (TE)(a)          165,809    11,894    7.17      202,598     15,152    7.48      214,418     16,133   7.52
 U.S. Treasury securities                  104,670     6,215    5.94      122,018      7,438    6.10      167,016     10,237   6.13
 Other securities                           39,430     2,015    5.11       28,868      1,853    6.42       21,176      1,402   6.62
------------------------------------------------------------------------------------------------------------------------------------
  Total investment in securities         1,525,254    92,566    6.07    1,478,609     93,469    6.32    1,466,061     91,860   6.27
------------------------------------------------------------------------------------------------------------------------------------
 Federal funds sold and
   short-term investments                  262,451     9,331    3.56       57,085      3,543    6.21       80,832      3,913   4.84
------------------------------------------------------------------------------------------------------------------------------------
 Total earning assets                    6,303,445  $446,510    7.08%   5,771,256   $458,357    7.94%   5,163,140   $384,909   7.45%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
 Other assets                              592,469                        565,213                         521,066
 Reserve for possible loan losses          (64,350)                       (54,425)                        (45,226)
------------------------------------------------------------------------------------------------------------------------------------
  Total assets                          $6,831,564                     $6,282,044                      $5,638,980
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
 NOW account deposits                   $  598,973   $ 7,727    1.29%  $  543,424   $  8,086    1.49%  $  539,415    $ 8,036   1.49%
 Money market deposits                   1,065,027    30,655    2.88      820,393     33,638    4.10      799,170     28,640   3.58
 Savings deposits                          463,583     7,055    1.52      458,717      9,281    2.02      493,129      9,964   2.02
 Other time deposits                     1,114,207    58,772    5.27      993,948     53,294    5.36      840,549     39,936   4.75
 Time deposits $100,000 and over           858,895    42,006    4.89      768,605     44,587    5.80      620,953     29,979   4.83
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits        4,100,685   146,215    3.57    3,585,087    148,886    4.15    3,293,216    116,555   3.54
------------------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings                     515,152    15,134    2.94      672,118     36,295    5.40      454,047     18,878   4.16
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities     4,615,837  $161,349    3.50%   4,257,205   $185,181    4.35%   3,747,263   $135,433   3.61%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
 Demand deposits                         1,447,871                      1,342,127                       1,247,143
 Other liabilities                          69,757                         59,898                          44,458
 Shareholders' equity                      698,099                        622,814                         600,116
------------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and
     shareholders' equity               $6,831,564                     $6,282,044                      $5,638,980
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income and margin(TE)(a)             $285,161    4.52%               $273,176    4.73%               $249,476   4.83%
  Net earning assets and spread         $1,687,608              3.58%  $1,514,051               3.59%  $1,415,877              3.84%
  Interest cost of funding
    earning assets                                              2.56%                           3.21%                          2.62%
------------------------------------------------------------------------------------------------------------------------------------

(a) Taxable-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Average balance includes nonaccruing loans of $27,492, $21,358 and $10,954, respectively, in 2001, 2000 and 1999.

                              Page 21 of 73 Pages

TABLE 13.  SUMMARY OF CHANGES IN NET INTEREST INCOME (TE) (a)
------------------------------------------------------------------------------------------------------------------------------
                                                           2001 Compared to 2000                  2000 Compared to 1999
------------------------------------------------------------------------------------------------------------------------------
                                                               Due to                              Due to
                                                             Change in          Total             Change in           Total
                                                       ---------------------   Increase       -------------------    Increase
(dollars in thousands)                                   Volume        Rate   (Decrease)        Volume      Rate    (Decrease)
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE) (a)
     Loans (TE)(a),(b)                                  $22,931    $(39,663)   $(16,732)       $51,902    $20,307     $72,209
------------------------------------------------------------------------------------------------------------------------------
     U.S. agency securities                              (6,283)     (1,227)     (7,510)         6,352        728       7,080
     Mortgage-backed securities                          11,765        (839)     10,926         (2,612)       470      (2,142)
     Obligations of states and political
        subdivisions (TE)(a)                             (2,660)       (598)     (3,258)          (885)       (96)       (981)
     U.S. Treasury securities                            (1,034)       (189)     (1,223)        (2,743)       (56)     (2,799)
     Other securities                                       589        (427)        162            495        (44)        451
------------------------------------------------------------------------------------------------------------------------------
         Total investment in securities                   2,377      (3,280)       (903)           607      1,002       1,609
------------------------------------------------------------------------------------------------------------------------------
     Federal funds sold and short term investments        7,879      (2,091)      5,788         (1,315)       945        (370)
------------------------------------------------------------------------------------------------------------------------------
         Total interest income (TE) (a)                  33,187     (45,034)    (11,847)        51,194     22,254      73,448
------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
     NOW account deposits                                   779      (1,138)       (359)            60        (10)         50
     Money market deposits                                8,536     (11,519)     (2,983)           778      4,220       4,998
     Savings deposits                                        97      (2,323)     (2,226)          (696)        13        (683)
     Other time deposits                                  6,356        (878)      5,478          7,838      5,520      13,358
     Time deposits $100,000 and over                      4,886      (7,467)     (2,581)         7,906      6,702      14,608
------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                 20,654     (23,325)     (2,671)        15,886     16,445      32,331
------------------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                               (7,167)    (13,994)    (21,161)        10,737      6,680      17,417
------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                          13,487     (37,319)    (23,832)        26,623     23,125      49,748
------------------------------------------------------------------------------------------------------------------------------
         Change in net interest income (TE)(a)          $19,700    $ (7,715)    $11,985        $24,571     $ (871)    $23,700
------------------------------------------------------------------------------------------------------------------------------

(a)  Taxable-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b)  Interest recognized on a cash basis on nonaccruing loans and prior cost recovery interest currently recognized  on  nonaccruing and certain accruing loans was $945, $2,586 and $422 in 2001, 2000 and 1999, respectively.

                              Page 22 of 73 Pages

PROVISION FOR POSSIBLE LOAN LOSSES
         The provision for possible loan losses was $19.5 million in 2001, compared to $12.7 million in 2000 and $6.5 million in 1999. The size of future provisions will reflect asset quality trends and management's ongoing evaluation, based on established internal policies and practices, of the amount of loss inherent in the portfolio.
         For a discussion of the evaluation process and of changes in the reserve for possible loan losses, nonperforming assets and general asset quality, see the earlier section on Loans and Reserve for Possible Loan Losses.


NONINTEREST INCOME
         Table 14 shows the components of noninterest income for each year in the three-year period ended December 31, 2001, along with the percent changes between years for each component. Noninterest income before securities transactions increased 23%, or $16.8 million, in 2001 and 8%, or $5.4 million, in 2000. Excluding income from sales and other dispositions of foreclosed assets and surplus banking property, noninterest income increased 20% in 2001 and 9% in 2000.

TABLE 14.  NONINTEREST INCOME
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       2001      % change        2000     % change        1999
---------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                       $35,275         16.4%     $30,312         3.6%     $29,247
Credit card income                                         14,002         (8.8)      15,349        15.9       13,249
Trust service fees                                          9,384          1.9        9,206         8.2        8,511
Secondary mortgage market operations                        7,575        257.6        2,118       (32.8)       3,153
ATM fees                                                    4,281          4.7        4,089         5.9        3,862
Investment services income                                  3,906         45.7        2,681        73.0        1,550
International services income                               2,371         10.9        2,138         4.2        2,052
Other fees and charges                                      2,658          5.0        2,532        21.1        2,090
Other operating income                                      2,785         (6.5)       2,978        79.3        1,661
Net gain on sales and other
   dispositions of foreclosed assets                        1,963         14.5        1,714        37.3        1,248
Net gains on disposals of surplus property                  3,274        184.0        1,153       (49.0)       2,262
Gain on sale of merchant processing agreements              3,570          (a)            -          (a)           -
---------------------------------------------------------------------------------------------------------------------
Total noninterest income before securities
   transactions                                            91,044         22.6       74,270         7.8       68,885
Securities transactions                                       165        (80.6)         850          (a)         (32)
---------------------------------------------------------------------------------------------------------------------
Total noninterest income                                  $91,209         21.4%     $75,120         9.1%     $68,853
---------------------------------------------------------------------------------------------------------------------
(a) Not meaningful.

         Income from service charges on deposit accounts increased 16%, or $5.0 million, in 2001 after an increase of 4%, or $1.1 million, in 2000. Whitney implemented refinements to its pricing policies for certain business accounts during the second quarter of 2001 and, as short-term market interest rates declined throughout the year, appropriately lowered the earnings credit allowed as an offset to service charges on these accounts. The combined impact helped increase business service fees by $3.2 million compared to 2000. Also during 2001's second quarter, the Company began introducing automated tools to help banking officers with certain service fee decisions and to measure their performance against corporate standards. The impact of those tools together with underlying growth in the deposit customer base accounted for the remaining increase in income from service charges on deposit accounts. Fee-based deposit accounts also grew in 2000, including the impact of acquisitions, but corresponding growth in service charge income was restrained in part by the impact on the earnings credit of higher short-term market rates during that year.
         At the end of 2001's third quarter, Whitney entered into an alliance with a firm that specializes in processing credit card sale transactions for merchants. In forming this alliance, Whitney sold its existing merchant processing agreements to the specialist firm and recognized a gain of $3.6 million, while maintaining an interest in the ongoing net revenues generated through the alliance. This move will initially reduce future noninterest income by an estimated $9.5 million annually and noninterest expense by $9.0 million. For the fourth quarter of 2001, the reductions were approximately $2.2 million of income and $2.1 million of expense. Over time, results from the alliance are
expected  to  fully  benefit  from  the   specialist's

                              Page 23 of 73 Pages
significant operating efficiencies and from additional growth in the merchant customer base through focused sales management and enhanced customer service.
         As a result of this move, credit card income decreased 9%, or $1.3 million, in 2001, after having grown 16%, or $2.1 million, in 2000. This income category includes fees from merchant processing services and from activity on Bank-issued credit and debit cards. Fee income from debit card activity has made an increasingly important contribution in recent years as the Company expanded the distribution of its product and saw increasing acceptance and use of these cards for retail transactions. Debit card fee income was up 42%, or $1.2 million, in 2001 on a 37% increase in transaction volume and a 34% increase in the cardholder base. This followed income growth of 48%, or $.9 million, in 2000 when transaction volume rose 45% and the base increased 30%. Fee income from credit card activity grew 14% in 2001, consistent with the growth in transaction volume, and was up 20% in 2000.
         Trust service fees increased 2% in 2001 and 8% in 2000. Marketing and incentive-based sales efforts across Whitney's market area have been successful in building the customer base for trust services. The continuing weakness in equity markets, however, has limited the Company's ability to achieve the fee income growth rates of earlier years when financial markets performed strongly over a sustained period.
         Secondary mortgage market operations posted a $5.5 million increase in fee income to a level over three times that in 2000. Late in the third quarter of 2000, the Company began to shift away from retaining new residential mortgage loans for the portfolio. In addition, favorable market rates and an expanded sales force generated strong origination volumes throughout 2001. Refinancing activity accounted for approximately 65% of the $461 million of loans originated in 2001. Whitney sold approximately 95% of this production, compared to 38% of the $219 million originated in 2000. With a rise in market rates in the latter part of 1999 that continued through most of 2000, residential mortgage loan production in 2000 had slowed and the Company's origination efforts shifted to adjustable rate loans that it held in portfolio. This led to a 33%, or $1.0 million, decline in income from secondary mortgage market operations in 2000 compared to 1999.
         Investment service income grew 46%, or $1.2 million, in 2001, mainly because increased demand for fixed income securities offset softness in retail brokerage activity that was brought on by weak equity markets. Whitney Securities, the Company's broker-dealer unit, had its first full year of operations in 2000 after its inception in the third quarter of 1999. The performance of this unit was the primary factor behind the 73%, or $1.1 million, increase in investment services income in 2000.
         Late in the second quarter of 1999, the Company opened a new parking facility next to its main office. The operating revenue from this facility totaled $1.2 million in 2000 and $.6 million in 1999 and accounts for almost half of the increase in the other operating income category in 2000. The remaining increase in this category between 1999 and 2000 and the small decrease in 2001 resulted mainly from certain one-time items.
         Net gains on sales and other dispositions of foreclosed assets include income from sales of grandfathered assets that vary from year to year as opportunities for sales arise. Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. The net gains recognized in each period from these and other dispositions of surplus banking property are shown in Table 14. The total for 2001 includes a merger-related gain of approximately $1.1 million.

                              Page 24 of 73 Pages

NONINTEREST EXPENSE

         Table 15 shows the components of noninterest expense without merger-related expenses for each year in the three-year period ended December 31, 2001, along with the percent changes between years for each component. Noninterest expense before merger-related expenses increased 5%, or $10.8 million, in 2001 after a 7% increase in 2000.

TABLE 15.  NONINTEREST  EXPENSE
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       2001      % change        2000     % change        1999
---------------------------------------------------------------------------------------------------------------------
Employee compensation                                    $101,937          6.4%     $95,838         6.5%     $89,978
Employee benefits                                          17,538         10.0       15,939         1.7       15,668
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense                                 119,475          6.9      111,777         5.8      105,646
Equipment and data processing expense                      21,802         (6.6)      23,346         1.2       23,068
Net occupancy expense                                      20,102          5.2       19,115        10.4       17,318
Credit card processing services                             8,134        (21.4)      10,354         9.2        9,478
Telecommunication and postage                               8,571         (1.6)       8,714         4.8        8,316
Legal and professional services                             6,456          8.4        5,958        15.6        5,154
Amortization of intangibles                                 7,430         23.3        6,027        59.4        3,781
Ad valorem taxes                                            7,045          7.5        6,554         4.5        6,274
Security and other outsourced services                      7,792         14.1        6,830        10.4        6,188
Stationery and supplies                                     4,315          3.5        4,169       (10.1)       4,635
Advertising                                                 4,443         26.3        3,519        45.3        2,422
Deposit insurance and regulatory fees                       1,936         11.3        1,740        16.5        1,493
Miscellaneous operating losses                              2,544         46.4        1,738        36.5        1,273
Other operating expense                                    12,873          5.2       12,236        (3.7)      12,707
---------------------------------------------------------------------------------------------------------------------
Noninterest expense, before
  merger-related expenses                                 232,918          4.9      222,077         6.9      207,753
Merger-related expenses                                     6,186          (a)        1,102         (a)            -
---------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                $239,104          7.1%    $223,179         7.4%    $207,753
---------------------------------------------------------------------------------------------------------------------
(a) Not meaningful.

         Personnel expense increased 7%, or $7.7 million, in 2001 and 6%, or $6.1 million, in 2000. In 2001, employee compensation rose 6%, or $6.1 million, while employee benefits increased 10%, or $1.6 million. Base salaries and the cost of various targeted employee incentive pay plans, such as for mortgage originators, increased 6%, or $5.0 million, including approximately $1.4 million related to the bank operations purchased late in 2001 and 2000. Adjusting for the impact of purchased operations, the increase would have been approximately 4%. Reductions in staff levels achieved through the integration of the operations of pooled entities acquired in early 2001 helped limit the overall increase. An increase in stock-based compensation, which fluctuates with changes in Whitney's stock price, led to an overall $1.1 million increase in long-term incentive plan expense. Effective 2001, Whitney increased the percentage of employee 401(k) plan savings that is matches. The impact of this change and an increase in the cost of health benefits were the major factors behind the rise in employee benefits expense.
         Adjusting for the impact of purchased operations, the overall 2000 increase in personnel expense would have been 3%, or $3.0 million, with base salaries and incentive compensation rising 3%, or $3.1 million, and employee benefits decreasing 1%. The favorable impact on compensation expense of a net reduction in average staff levels for 2000 was offset by regular merit increases and higher employee sales incentive compensation, increased hiring incentives, and a $.3 million net increase in long-term incentive plan compensation. An $.8 million reduction in the actuarially determined expense for the defined benefit pension plan more than offset the rise in health benefit plan costs in 2000, leading to the net decrease in employee benefits expense, excluding purchased operations.
         Equipment and data processing expense was 7%, or $1.5 million, lower in 2001, following an increase of 1%, or $.3 million, in 2000. Whitney has achieved savings from systems integration activities completed in 2001 and close control over capital expenditures and service agreements over the past several years. These savings helped offset the recurring

                              Page 25 of 73 Pages
costs added for purchased operations and enhanced applications, including those associated with expanding Internet-based banking services that were first introduced in the second half of 2000.
         Net occupancy expense increased 5%, or $1.0 million, in 2001, following a 10%, or $1.8 million, increase in 2000. Purchased operations were a factor in each year, accounting for over one third of the increase in 2000. Functional improvement projects at certain facilities, including the main office in New Orleans, led to increased depreciation expense in both 2001 and 2000, and high energy prices in the first part of the year increased utility expense in 2001. For 2000, there was a net increase in recurring expenses associated with the relocation of certain Louisiana bank operations to more suitable leased premises, and the parking garage completed its first full year of operations. For both 2001 and 2000, the elimination of under-utilized facilities helped offset the growth in occupancy expense from the factors cited above. In addition, beginning in 1999, the Company reevaluated many of its facilities service contracts and negotiated changes that helped limit growth in maintenance and repairs expense.
         Credit card processing services expense decreased 21%, or $2.2 million, in 2001, largely as a result of the merchant business sale discussed earlier. Adjusting for the impact of the sale, this expense category decreased 1% in 2001 following a 9% increase in 2000. These changes compare with related revenue growth of 6% on an adjusted basis in 2001 and 16% in 2000. The favorable spread between revenue and expense growth rates mainly reflected the impact of adjustments to merchant processing service fee schedules in 2000.
         Telecommunication and postage expense was little changed in 2001 following a 5% increase in 2000. The impact of the postal rate increase that took effect in early 2001 was offset by expense reductions associated with the restructuring of the Company's data communication contracts. The increase in 2000 mainly reflected an expanding branch network and overall growth in the customer base, including the impact of acquisitions.
         The expense for legal and professional services increased 8% in 2001 after rising 16% in 2000. Legal expense rose in 2001, partly as a result of services provided in forming the merchant business alliance, after being stable in 2000. As would be expected, there has also been increased demand for legal services to support loan collection efforts. The expense for consulting and other professional services was lower in 2001, following an increase in 2000. Consulting services related to the Company's entry into the Houston, Texas market and market research services were the major factors behind the increase in 2000, offsetting the elimination of services for Year 2000 remediation testing in the prior year.
         The business acquisitions in 2001 and 2000 accounted for all of the increases in the amortization of intangibles in these two years. As discussed in Notes 2 and 9 to the consolidated financial statements, there will be no goodwill amortization in 2002 and later years, although goodwill will be subject to at least an annual assessment for impairment. Goodwill amortization totaled $3.6 million in 2001, $2.9 million in 2000 and $1.3 million in 1999. Scheduled amortization of intangible assets other than goodwill in 2002 is $5.8 million. No indication of goodwill impairment was identified in the preliminary initial assessment required by SFAS No. 142.
         The expense for security and other outsourced services increased 14% in 2001 after rising 10% in 2000. These increases reflected in large part decisions to outsource certain back office operations in 1999 and the extension of existing service arrangements to acquired operations. The benefit of staff reductions from outsourcing decisions has been reflected in personnel expense.
         The favorable impact of ongoing expense control efforts in recent years is evident in the stationery and supplies expense category which rose 4% in 2001 after a 10% decrease in 2000. The success of these efforts also factored into the decrease in other operating expense in 2000.
         Toward the end of 2000, Whitney launched a multi-faceted advertising campaign featuring a Louisiana-based celebrity spokesperson. Costs associated with this ongoing campaign, which initially focused on promoting the Company's new Internet-banking services, contributed to increases in advertising expense of 26%, or $.9 million, in 2001 and 45%, or $1.1 million, in 2000. Introductory campaigns in the Houston market and some increase in product-specific sales campaigns also contributed to the rise in 2000.
         The Company and its acquired entities recognize various nonrecurring expenses to complete merger transactions and to integrate the acquired operations into the Whitney system. These merger-related expenses include change in control payments and severance or retention bonuses for management and employees of a merged entity, investment banker fees, fees for various professional services and losses on cancellation of contracts and the disposition of obsolete and redundant facilities and equipment. Total merger-related expenses vary with each transaction.

INCOME TAXES
         Income tax expense was $36.6 million in 2001, $33.5 million in 2000 and $30.4 million in 1999. The Company's effective tax rate was 32.6% in 2001, 31.5% in 2000 and 31.1% in 1999. These effective rates were lower than the 35%

                              Page 26 of 73 Pages
federal statutory tax rate primarily because of tax-exempt interest income received from the financing of state and local governments. The increase in 2001 mainly reflected the termination of the Subchapter S election for post-merger earnings from American Bank's operations, as discussed in Note 20 to the
consolidated   financial  statements.   In  connection  with  the  Subchapter  S
termination, however, Whitney also recorded a deferred tax benefit of approximately $1 million in 2001 that partly offset the impact of the taxability of post-merger earnings.
         Louisiana-sourced income of commercial banks is not subject to state income taxes. Rather, banks in Louisiana pay a tax based on the value of their capital stock in lieu of income and franchise taxes, and these ad valorem taxes are included in noninterest expense. This expense will fluctuate based in part on the growth in the Bank's equity and earnings and in part based on market valuation trends for the banking industry.
         See Note 20 for additional information on the Company's effective tax rates and the composition of changes in income tax expense for all periods.

FOURTH QUARTER RESULTS
         Whitney reported net income of $.75 per share in the fourth quarter of 2001, compared to $.67 per share in the year-earlier period. Excluding tax-effected merger-related items, the Company earned $.76 per share, a 9% increase over the $.70 per share earned in the final quarter of 2000.
         Selected highlights from the fourth quarter's results follow:

     o Net interest income (TE) increased 6%, or $4.2 million, from the fourth quarter of 2000. Although short-term rates declined significantly during 2001, Whitney's net interest margin (TE) of 4.52% in the fourth quarter of 2001 was only 10 basis points below the year-earlier quarter. The mix of funding sources was favorably impacted by the increase in overall liquidity during 2001; however, the mix of earning assets trended toward investment vehicles with a smaller spread to the cost of funds because of a slowing in loan demand.
     o Noninterest income, excluding securities transactions, was approximately 14%, or $2.8 million, higher than in 2000's fourth quarter, after adjusting for the impact of the merchant business sale. Whitney's sale of its existing agreements to process mechants' credit card transactions was discussed earlier. For the fourth quarter of 2001, this move reduced noninterest income by approximately $2.2 million and noninterest expense by approximately $2.1 million. Secondary mortgage market activity continued strong during the quarter and fees from these operations grew $2.1 million to a level almost four times that in the fourth quarter of 2000. Income from service charges on deposit accounts increased 25%, or $1.9 million. Noninterest income for the fourth quarter of 2000 included approximately $1.0 million of net gains on dispositions of surplus banking facilities and grandfathered assets. In the fourth quarter of 2001, such dispositions resulted in a net loss of $.3 million.
    o Excluding merger-related costs, noninterest expense in 2001's fourth quarter was 2%, or $1.0 million, less than in the fourth quarter of 2000. Adjusting for the impact of the merchant business sale, noninterest expense would have shown a 2% increase. Total personnel expense increased 3%, or $1.0 million, over the level in 2000's fourth quarter, including a $.3 million impact from the most recent bank acquisition. Savings from systems integration activities in 2001 and close control over capital expenditures and service agreements helped reduce equipment and data processing expense between the fourth quarters of 2000 and 2001.
     o Whitney provided $6.5 million for possible loan losses in the fourth quarter of 2001, compared to a $4.9 million provision in 2000's fourth quarter. Net charge-offs totaled $1.4 million in the fourth quarter of 2001, compared to $.9 million in the year-earlier quarter. The reserve for possible loan losses was 1.57% of total loans at December 31, 2001 compared to 1.33% at the end of 2000.

         The Summary of Quarterly Financial Information on page 58 provides selected comparative financial information for each of the four quarters in 2001 and 2000.

Item 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Incorporated by reference to Item 7 of this Form 10-K, pages 18 and 19.

                              Page 27 of 73 Pages

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   WHITNEY HOLDING COPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                                                                     December 31
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                       2001                   2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from financial institutions                                                 $ 271,512             $ 273,121
  Investment in securities
     Securities available for sale                                                         1,440,527               537,262
     Securities held to maturity, fair values of $195,712 and $919,039, respectively         191,813               924,927
---------------------------------------------------------------------------------------------------------------------------
        Total investment in securities                                                     1,632,340             1,462,189
  Federal funds sold and short-term investments                                              494,908                15,270
  Loans, net of unearned income                                                            4,554,538             4,601,492
     Reserve for possible loan losses                                                        (71,633)              (61,017)
---------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                          4,482,905             4,540,475
---------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment                                                                167,419               174,450
  Intangible assets                                                                          103,605                87,017
  Accrued interest receivable                                                                 32,461                44,203
  Other assets                                                                                58,500                53,540
---------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                     $ 7,243,650           $ 6,650,265
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES
  Noninterest-bearing demand deposits                                                    $ 1,634,258           $ 1,473,432
  Interest-bearing deposits                                                                4,315,902             3,859,042
---------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                     5,950,160             5,332,474
---------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                                      511,517               586,477
  Accrued interest payable                                                                    14,946                23,492
  Accounts payable and other accrued liabilities                                              49,139                42,058
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                  6,525,762             5,984,501
---------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized --100,000,000 shares
    Issued -- 26,444,832 and 26,620,639 shares, respectively                                   2,800                 2,800
  Capital surplus                                                                            154,397               158,083
  Retained earnings                                                                          556,241               521,220
  Accumulated other comprehensive income                                                      10,104                 1,657
  Treasury stock at cost -- 393,582 shares in 2000                                                 -               (13,680)
  Unearned restricted stock compensation                                                      (5,654)               (4,316)
---------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                           717,888               665,764
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                       $ 7,243,650           $ 6,650,265
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                              Page 28 of 73 Pages

                                 WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Years Ended December 31
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                           2001          2000          1999
--------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and fees on loans                                                        $ 343,397     $ 360,480     $ 288,286
  Interest and dividends on investments
    U.S. agency securities                                                             31,372        38,882        31,802
    Mortgage-backed securities                                                         41,070        30,144        32,286
    Obligations of states and political subdivisions                                    7,745         9,921        10,567
    U.S. Treasury securities                                                            6,215         7,438        10,237
    Other securities                                                                    2,015         1,853         1,402
  Interest on federal funds sold and short-term investments                             9,331         3,543         3,913
--------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                             441,145       452,261       378,493
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                                146,215       148,886       116,555
  Interest on short-term borrowings                                                    15,134        36,295        18,878
--------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                            161,349       185,181       135,433
--------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                   279,796       267,080       243,060
PROVISION FOR POSSIBLE LOAN LOSSES                                                     19,500        12,690         6,470
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                          260,296       254,390       236,590
--------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                                                  35,275        30,312        29,247
  Credit card income                                                                   14,002        15,349        13,249
  Trust service fees                                                                    9,384         9,206         8,511
  Secondary mortgage market operations                                                  7,575         2,118         3,153
  Other noninterest income                                                             24,808        17,285        14,725
  Securities transactions                                                                 165           850           (32)
--------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                           91,209        75,120        68,853
--------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
  Employee compensation                                                               104,806        95,838        89,978
  Employee benefits                                                                    17,604        15,939        15,668
--------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                           122,410       111,777       105,646
  Equipment and data processing expense                                                23,040        23,346        23,068
  Net occupancy expense                                                                20,179        19,115        17,318
  Credit card processing services                                                       8,134        10,354         9,478
  Telecommunication and postage                                                         8,582         8,714         8,316
  Legal and professional fees                                                           8,712         6,686         5,154
  Amortization of intangibles                                                           7,430         6,027         3,781
  Ad valorem taxes                                                                      7,045         6,554         6,274
  Other noninterest expense                                                            33,572        30,606        28,718
--------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                         239,104       223,179       207,753
--------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                            112,401       106,331        97,690
INCOME TAX EXPENSE                                                                     36,581        33,489        30,364
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $ 75,820      $ 72,842      $ 67,326
--------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
  Basic                                                                                $ 2.88        $ 2.84        $ 2.60
  Diluted                                                                                2.85          2.83          2.59
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                            26,367,149    25,650,656    25,888,798
  Diluted                                                                          26,557,365    25,712,466    25,966,232
--------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              Page 29 of 73 Pages

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       Accumulated               Unearned
                                                                          Other                 Restricted
(dollars in thousands,                    Common   Capital   Retained  Comprehensive Treasury     Stock
 except per share data)                    Stock   Surplus   Earnings    Income        Stock   Compensation  Total
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              $2,800  $154,995   $450,329       $948   $ (4,613)   $(4,682)   $599,777
-------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                 -         -     67,326          -          -          -      67,326
    Other comprehensive income:
      Unrealized net holding loss on
        securities, net of
        reclassification adjustments
        and taxes                              -         -          -     (6,241)         -          -      (6,241)
-------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                   -         -     67,326     (6,241)         -          -      61,085
-------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.32 per share              -         -    (30,275)         -          -          -     (30,275)
  Cash dividends, pooled entities              -         -     (2,550)         -          -          -      (2,550)
  Stock acquired under repurchase program      -         -          -          -    (38,736)         -     (38,736)
  Stock sold to dividend reinvestment and
     employee retirement plans                 -     1,430          -          -      1,329          -       2,759
  Long-term incentive plan stock activity:
     Restricted grants and related activity    -       623          -          -        958        609       2,190
     Options exercised                         -       111          -          -        288          -         399
  Directors' compensation plan stock activity  -        22          -          -         96          -         118
  Stock transactions, pooled entities          -     1,437          -          -          -          -       1,437
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               2,800   158,618    484,830     (5,293)   (40,678)    (4,073)    596,204
-------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                 -         -     72,842          -          -          -      72,842
    Other comprehensive income:
      Unrealized net holding gain on
        securities, net of
        reclassification adjustments
        and taxes                              -         -          -      6,950          -          -       6,950
-------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                   -         -     72,842      6,950          -          -      79,792
-------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.44 per share              -         -    (32,872)         -          -          -     (32,872)
  Cash dividends, pooled entities              -         -     (3,580)         -          -          -      (3,580)
  Stock issued in purchase business
     combination                               -      (344)         -          -     22,497          -      22,153
  Stock sold to dividend reinvestment and
     employee retirement plans                 -        46          -          -      3,034          -       3,080
  Long-term incentive plan stock activity:
     Restricted grants and related activity    -       140          -          -        797       (243)        694
     Options exercised                         -       (51)         -          -        240          -         189
  Directors' compensation plan stock activity  -         -          -          -        120          -         120
  Stock transactions, pooled entities          -      (326)         -          -        310          -         (16)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               2,800   158,083    521,220      1,657    (13,680)    (4,316)    665,764
-------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                 -         -     75,820          -          -          -      75,820
    Other comprehensive income:
      Cumulative effect of accounting change   -         -          -     (4,175)         -          -      (4,175)
      Unrealized net holding gain on
        securities, net of
        reclassification adjustments
        and taxes                              -         -          -     12,622          -          -      12,622
-------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                   -         -     75,820      8,477          -          -      84,267
-------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.54 per share              -         -    (40,597)         -          -          -     (40,597)
  Cash dividends, pooled entities              -         -       (202)         -          -          -        (202)
  Stock sold to dividend reinvestment and
     employee retirement plans                 -     1,613          -          -      1,535          -       3,148
  Long-term incentive plan stock activity:
     Restricted grants and related activity    -     5,273          -          -       (934)    (1,338)      3,001
     Options exercised                         -     2,103          -          -          -          -       2,103
  Directors' compensation plan stock activity  -        42          -          -        101          -         143
  Treasury stock issued in pooling
     business combination                      -   (12,978)         -          -     12,978          -           -
  Stock transactions, pooled entities          -       261          -          -          -          -         261
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              $2,800  $154,397   $556,241    $10,104    $     -    $(5,654)   $717,888
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                     WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                   2001          2000         1999
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                           $ 75,820      $ 72,842     $ 67,326
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                       19,201        20,258       20,114
      Amortization of purchased intangibles                                               7,430         6,027        3,781
      Restricted stock compensation earned                                                3,758         2,307        3,298
      Securities premium amortization, net of discount accretion                            302           497        1,343
      Provision for possible loan losses                                                 19,500        12,690        6,470
      Provision for losses on foreclosed assets                                              79            89          211
      Net gains on sales and other dispositions of foreclosed assets                       (916)       (1,357)      (1,248)
      Net gains on sales and other dispositions of surplus property                      (3,626)       (1,079)      (2,180)
      Net (gains) losses on sales of investment securities                                 (165)         (850)          18
      Deferred tax benefit                                                               (5,619)       (4,941)      (1,939)
      Increase in accrued income taxes                                                    2,155           614          811
      (Increase) decrease in accrued interest receivable and prepaid expenses            12,842        (8,209)       2,121
      Increase (decrease) in accrued interest payable and other accrued expenses         (7,168)       13,329        1,165
---------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                       123,593       112,217      101,291
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                    206,034       173,789      374,605
  Purchases of investment securities held to maturity                                         -       (14,476)    (226,085)
  Proceeds from maturities of investment securities available for sale                  562,282        72,409      188,061
  Proceeds from sales of investment securities available for sale                       140,305         1,294       11,228
  Purchases of investment securities available for sale                              (1,004,264)     (157,635)    (309,154)
  Net (increase) decrease in loans                                                      112,299      (571,689)    (415,735)
  Net (increase) decrease in federal funds sold and short-term investments             (456,988)        4,389      150,777
  Proceeds from sales and other dispositions of foreclosed assets                         2,095         2,899        3,210
  Proceeds from sales of surplus banking property                                         5,983         4,156        5,812
  Purchases of bank premises and equipment                                              (10,501)      (13,334)     (24,079)
  Net cash paid in business acquisitions                                                (35,933)      (45,141)           -
  Other, net                                                                             (1,080)       (2,646)      (6,832)
---------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                           (479,768)     (545,985)    (248,192)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction account and savings account deposits           683,648        18,429       (9,937)
  Net increase (decrease) in time deposits                                             (212,110)      408,153       67,898
  Net increase (decrease) in short-term borrowings                                      (82,421)       60,070      179,397
  Proceeds from issuance of common stock                                                  5,096         3,316        4,389
  Purchases of common stock                                                                (847)       (1,705)     (40,024)
  Cash dividends                                                                        (38,800)      (35,486)     (32,381)
---------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                        354,566       452,777      169,342
---------------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                                  (1,609)       19,009       22,441
       Cash and cash equivalents at beginning of year                                   273,121       254,112      231,671
---------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of year                                       $ 271,512     $ 273,121    $ 254,112
---------------------------------------------------------------------------------------------------------------------------

Cash received during the year for:
   Interest income                                                                    $ 452,887     $ 445,411    $ 378,900
Cash paid during the year for:
   Interest expense                                                                   $ 169,895     $ 176,006    $ 135,460
   Income taxes                                                                          39,842        36,992       30,084
---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              Page 31 of 73 Pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
NATURE OF BUSINESS
         Whitney Holding Corporation (the Company) is a Louisiana bank holding company headquartered in New Orleans, Louisiana. The Company's principal subsidiary is Whitney National Bank, which has been in continuous operation since 1883 and represents virtually all of the operations and net income of the Company.
         The Bank engages in community banking in its market area stretching across the five-state Gulf Coast region, including southern Louisiana; the Houston, Texas metropolitan area; the coastal region of Mississippi; central and south Alabama; and the panhandle of Florida. The Bank, together with its wholly-owned subsidiary, Whitney Securities L.L.C., offers commercial and retail banking products and services, including trust products and investment services, to the customers in the communities it serves.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS
         The accounting and reporting policies of the Company and its subsidiaries follow generally accepted accounting principles and practices within the banking industry. The following is a summary of the more significant accounting policies:

Basis of Presentation
         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company reports the balances and results of operations from business combinations accounted for as purchases from the respective dates of acquisition (see Note 3). Prior year financial statements are restated to reflect subsequent business combinations accounted for as poolings of interests. Certain financial information for prior years has been reclassified to conform to the current year's presentation.

Use of Estimates
         In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Securities
         Securities are classified as trading, held to maturity or available for sale. Management determines the classification of securities when they are purchased and reevaluates this classification periodically as conditions change that could require reclassification.
         Trading account securities are bought and held principally for resale in the near term. They are carried at fair value with realized and unrealized gains or losses reflected in noninterest income. Trading account securities are immaterial in each period presented and have been included in other assets on the consolidated balance sheets.
         Securities which the Company both positively intends and has the ability to hold to maturity are classified as securities held to maturity and are carried at amortized cost. Intent and ability to hold are not considered satisfied when a security is available to be sold in response to changes in interest rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy.
         Securities not meeting the criteria to be classified as either trading securities or securities held to maturity are classified as available for sale and are carried at fair value. Net unrealized holding gains or losses are excluded from net income and are recognized in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity.
         Interest and dividend income earned on securities either held to maturity or available for sale are recognized in interest income, including amortization of premiums and accretion of discounts computed using the interest method. Realized gains and losses on securities either held to maturity or available for sale are computed based upon specifically identified amortized cost and are reported as a separate component of noninterest income.

                              Page 32 of 73 Pages

Loans
         Loans are carried at the principal amounts outstanding net of unearned income. Interest on loans and accretion of unearned income, including deferred loan fees, are computed to yield a level rate of return on recorded principal.
         Interest is no longer accrued on a loan when the borrower's ability to meet contractual payments is in doubt. For commercial and real estate loans, a loan is placed on nonaccrual status generally when it is ninety days past due as to principal or interest, and the loan is not otherwise both well secured and in the process of collection. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed against interest income. Interest payments on nonaccrual loans are used to reduce the reported loan principal under the cost recovery method when the collectibility of the remaining principal is not reasonably assured; otherwise, such payments are recognized as interest income in the period in which they are received. A loan on nonaccrual status may be reinstated to accrual status when full payment of contractual principal and interest is expected and this expectation is supported by current sustained performance.
         A loan is considered impaired when it is probable that all amounts will not be collected as they become due according to the contractual terms of the loan agreement. Generally, impaired loans are accounted for on a nonaccrual basis. The extent of impairment is measured based upon a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan's original effective interest rate or, in the case of certain collateral-dependent loans, the fair value of the underlying collateral. The amount of impairment is included in the reserve for possible loan losses.

Reserve for Possible Loan Losses
         The reserve for possible loan losses is maintained at a level that, in the opinion of management, is adequate to absorb losses inherent in the loan portfolio. The adequacy of the reserve level is evaluated on an ongoing basis. Management considers various sources of information including reports on general and local economic conditions, analyses of specific loans reviewed for impairment, statistics from the internal credit risk rating process, reports on the payment performance of portfolio segments not subject to individual risk ratings, and historical loss experience. Management also forms a judgment about the level of accuracy inherent in the evaluation process. Changes in management's evaluation over time are reflected in the provision for possible loan losses charged to operating expense.
         As actual loan losses are incurred, they are charged against the reserve. Recoveries on loans previously charged against the reserve are added back to the reserve when collected.

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

Foreclosed Assets and Surplus Property
         Collateral acquired through foreclosure or in settlement of loans and surplus property are reported with other assets in the consolidated balance sheets. With the exception of grandfathered property interests, which are assigned a nominal book value, these assets are recorded at estimated fair value, less estimated selling costs, if this value is lower than the carrying value of the related loan or property asset. The initial reduction in the carrying amount of a loan to the fair value of the collateral received is charged to the reserve for possible loan losses. Losses arising from the transfer of bank premises and equipment to surplus property are charged to current earnings. Subsequent valuation adjustments for either foreclosed assets or surplus property are also included in current earnings, as are the revenues and expenses associated with managing these assets prior to sale.

                              Page 33 of 73 Pages

Goodwill and Other Intangible Assets
         The Company has recognized intangible assets in connection with its purchase business combinations. Identifiable intangible assets acquired by the Company have mainly represented the value of the deposit relationships purchased in these transactions. Goodwill represents the purchase price premium over the fair value of the net assets of an acquired business, including identifiable intangible assets. In many bank mergers, this premium is driven mainly by the expectation of synergies. In certain banking-industry acquisitions, current accounting principles require the recognition of an unidentifiable intangible asset separate from goodwill, even though it arises from the same sources as goodwill.
         As is discussed below in the section on Recent Pronouncements, goodwill is no longer subject to amortization, although amortization continued for existing goodwill through the end of 2001. Beginning in 2002, goodwill is subject to at least an annual assessment for impairment, defined as the amount by which the implied fair value of the goodwill contained in any reporting unit within a company is less than the goodwill's carrying value. Impairment losses identified after a transition period would be charged to operating expense. Identifiable intangible assets with finite lives continue to be amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. If the useful life of an identifiable intangible asset is indefinite, the recorded asset is not amortized but tested for impairment by comparison to its estimated fair value. Unidentifiable intangibles other than goodwill, although conceptually similar to goodwill, will also continue to be amortized in accordance with existing accounting guidance. The Financial Accounting Standards Board is scheduled to revisit the principles underlying the accounting for such unidentifiable intangibles.

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


                              Page 34 of 73 Pages

Other
         Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the consolidated balance sheets. Generally, certain minor sources of income are recorded on a cash basis, which does not differ materially from the accrual basis.

Recent Pronouncements
         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements provide comprehensive and consistent standards for the recognition and measurement of derivative instruments and hedging activities. Because the Company does not currently employ such instruments or engage in the hedging strategies covered by the statements, adopting the new recognition and measurement standards had no impact.
         An additional provision of these statements allowed the Company to transfer, upon adoption, any security held to maturity into the available-for-sale category without calling into question the Company's intent to hold other debt securities to maturity. Under this provision, Whitney elected to transfer all mortgage-backed securities and certain other securities with a total carrying value of $528 million into the available-for-sale classification on the effective date. The net unrealized loss on the transferred securities totaled $6.4 million, or $4.2 million net of tax. This tax-effected loss was recognized in other comprehensive income in 2001.
         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement required all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The pooling method of accounting for business combinations is no longer available. Application of the purchase method under SFAS No. 141 in many ways follows existing authoritative guidance, including the requirement to record the net assets of an acquired business at fair value. SFAS No. 141 does, however, provide new guidance on identifying intangible assets that should be recognized as assets apart from goodwill and, in certain circumstances, calls for a reclassification between these categories of existing balances from purchase business combinations completed by June 30, 2001. The Company made no significant reclassifications in connection with the implementation of SFAS No. 141.
         The accounting for goodwill and other identifiable intangible assets after acquisition is now governed by SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued concurrent with SFAS No. 141. Under SFAS No. 142, goodwill is no longer subject to amortization, although amortization continued for existing goodwill through the end of 2001. Rather, beginning in 2002, goodwill is subject to at least an annual assessment for impairment. In transitioning to the guidance of SFAS No. 142, the Company must assess by the end of the second quarter of 2002 whether there is an indication that goodwill in any reporting unit is impaired at the date of adoption. If impairment is indicated, then as soon as possible, but before the end of 2002, the Company must compare the implied fair value of the goodwill in that reporting unit with the carrying amount of the goodwill, both of which would be measured as of the adoption date. Any transitional impairment loss would be recognized in the Company's statement of operations as the cumulative effect of a change in accounting principle. Impairment losses identified after the transition period are charged to operating expense.
         Under SFAS No. 142, identifiable intangible assets other than goodwill continue to be amortized over their estimated useful lives to their estimated residual values, if any, and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If the useful life of an identifiable intangible asset is indefinite, however, the recorded asset is not amortized but is tested for impairment by comparison to its estimated fair value under the guidance of SFAS No. 142.
         In performing the initial assessment required to identify indications of goodwill impairment, the Company assigned all goodwill to one reporting unit that represents Whitney's overall banking operations. This reporting unit is the same of the operating segment identified earlier, and its operations constitute substantially all of the Company's consolidated operations. Goodwill impairment would be indicated only if the fair value of the reporting unit is less than its carrying value. Based on the Company's preliminary valuation, no goodwill impairment is expected. Goodwill impairment testing will be performed annually, unless interim events or circumstances make it more likely than not that an impairment loss has occurred.
         The FASB has also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of
Long-lived Assets." SFAS No. 143 covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. Among other provisions, SFAS No.

                              Page 35 of 73 Pages

144 essentially extends the guidance of SFAS No. 121 to long-lived assets that are part of discontinued operations and resolves significant implementation issues related to SFAS No. 121. Adopting these new standards should have no significant impact on Whitney's financial position or results of operations.

NOTE 3
MERGERS AND ACQUISITIONS
Poolings of Interest
         In January 2001, Whitney completed two acquisitions that have been accounted for as poolings of interests: American Bank in Houston, Texas (American) and Prattville Financial Services Corporation (PFSC), whose principal subsidiary was Bank of Prattville. American had five locations in the Houston area with $275 million in total assets and $247 million in deposits. American shareholders received 1,814,990 shares in this transaction. Upon its acquisition by the Company, American's election to be taxed under Subchapter S of the Internal Revenue Code terminated. The impact of this termination is discussed in
Note 20. Bank of Prattville had approximately $160 million in total assets and $136 million of deposits in its three locations in the metropolitan area of Montgomery, Alabama. The Company exchanged 1,060,137 shares of its common stock in this transaction. Prior period financial statements have been restated to reflect the balances and operating results of these pooled entities.
         As discussed in Note 2, SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.

Purchase Transactions
         On October 26, 2001, Whitney purchased Redstone Financial Inc. and one of its subsidiary banks, Northwest Bank, N. A., for cash of approximately $34 million. Northwest Bank had two offices in Houston, Texas with approximately $170 million in total assets, including $74 million in loans, and $145 million in deposits. Applying purchase accounting to this transaction, the Company recorded approximately $25 million in intangible assets, with $7.5 million assigned to the value of deposit relationships with an eight-year life and the remainder to goodwill. Under the guidance of new accounting pronouncements discussed in Note 2, the goodwill is not being amortized but will be subject to periodic assessments for impairment.
         During 2000, Whitney completed two business acquisitions, both of which were accounted for as purchases. In mid-February 2000, Bank of Houston was acquired for cash of $58 million. At acquisition, Bank of Houston had $180 million in assets, including $44 million in loans, and $142 million in deposits at its two locations in the metropolitan Houston area. In early November 2000, the Company purchased First Ascension Bancorp, Inc. and its subsidiary, First National Bank of Gonzales, which had $90 million in total assets, including $60 million in loans, and $77 million in deposits in four locations in Ascension Parish, Louisiana. The Company issued 647,262 shares of common stock in this transaction that was valued at approximately $22 million. Intangible assets acquired in these transactions totaled $59 million, with $12 million assigned to the value of deposit relationships with an estimated life of approximately nine years and $47 million to goodwill.
         The Company's financial statements include the results from these acquired operations since the respective acquisition dates. The pro forma impact of these acquisitions on Whitney's results of operations is insignificant. All acquired banking operations have been merged into Whitney National Bank.

                              Page 36 of 73 Pages

NOTE 4
INVESTMENT IN SECURITIES
         Summary information about securities available for sale and securities held to maturity follows:

----------------------------------------------------------------------------------------------------------------
                                         Securities Available for Sale
----------------------------------------------------------------------------------------------------------------
                                                        Amortized     Unrealized     Unrealized         Fair
(dollars in thousands)                                     Cost          Gains         (Losses)         Value
----------------------------------------------------------------------------------------------------------------
December 31, 2001
----------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                             $  827,623        $ 5,616       $(3,221)       $ 830,018
U.S. agency securities                                    444,302         10,335          (254)         454,383
U.S. Treasury securities                                   61,799          2,471           (28)          64,242
Obligations of states and political subdivisions           39,782            592          (203)          40,171
Other securities                                           51,258            455             -           51,713
----------------------------------------------------------------------------------------------------------------
    Total                                              $1,424,764        $19,469       $(3,706)      $1,440,527
----------------------------------------------------------------------------------------------------------------
December 31, 2000
----------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                               $124,888        $   348       $(1,832)        $123,404
U.S. agency securities                                    327,439          3,541          (639)         330,341
U.S. Treasury securities                                   36,351          1,763            (7)          38,107
Obligations of states and political subdivisions           15,688            204            (3)          15,889
Other securities                                           29,986              5          (470)          29,521
----------------------------------------------------------------------------------------------------------------
    Total                                                $534,352         $5,861       $(2,951)        $537,262
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                          Securities Held to Maturity
----------------------------------------------------------------------------------------------------------------
                                                        Amortized       Unrealized   Unrealized          Fair
(dollars in thousands)                                     Cost            Gains      (Losses)           Value
----------------------------------------------------------------------------------------------------------------
December 31, 2001
----------------------------------------------------------------------------------------------------------------
U.S. agency securities                                   $ 40,032         $1,551       $     -         $ 41,583
U.S. Treasury securities                                   30,911            738             -           31,649
Obligations of states and political subdivisions          120,870          2,252          (642)         122,480
----------------------------------------------------------------------------------------------------------------
    Total                                                $191,813         $4,541       $  (642)        $195,712
----------------------------------------------------------------------------------------------------------------
December 31, 2000
----------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                               $341,884         $  921       $(5,950)        $336,855
U.S. agency securities                                    324,492            332        (3,275)         321,549
U.S. Treasury securities                                   76,482            372           (90)          76,764
Obligations of states and political subdivisions          172,669          2,469          (667)         174,471
Other securities                                            9,400              -             -            9,400
----------------------------------------------------------------------------------------------------------------
    Total                                                $924,927         $4,094       $(9,982)        $919,039
----------------------------------------------------------------------------------------------------------------


                              Page 37 of 73 Pages

         The amortized cost and estimated fair value of securities available for sale and held to maturity by contractual maturity follow:

-----------------------------------------------------------------------
                    Securities Available for Sale
-----------------------------------------------------------------------
                                           Amortized            Fair
(dollars in thousands)                        Cost              Value
-----------------------------------------------------------------------
December 31, 2001
-----------------------------------------------------------------------
Within one year                            $ 131,927         $ 134,587
One to five years                            494,080           504,920
Five to ten years                            411,454           413,993
After ten years                              387,303           387,027
-----------------------------------------------------------------------
    Total                                 $1,424,764        $1,440,527
-----------------------------------------------------------------------

-----------------------------------------------------------------------
                     Securities Held to Maturity
-----------------------------------------------------------------------
                                           Amortized            Fair
(dollars in thousands)                        Cost              Value
-----------------------------------------------------------------------
December 31, 2001
-----------------------------------------------------------------------
Within one year                              $37,108           $37,682
One to five years                             78,019            80,654
Five to ten years                             51,313            52,125
After ten years                               25,373            25,251
-----------------------------------------------------------------------
    Total                                   $191,813          $195,712
-----------------------------------------------------------------------

         The expected maturity of a security may differ from its contractual maturity, particularly for mortgage-backed securities and certain U.S. agency securities and obligations of states and political subdivisions, because of principal prepayments and the exercise of call options.

         Securities with carrying values of $987 million and $1.02 billion at December 31, 2001 and 2000, respectively, were sold under repurchase agreements, pledged to secure public deposits and trust deposits or pledged for other purposes. In these totals were $78 million in 2001 and $90 million in 2000 for securities pledged at the Federal Reserve discount window in connection with the Company's overall contingency funding plans.

         With the adoption of SFAS No. 133 effective January 1, 2001, as discussed in Note 2, Whitney elected to transfer all mortgage-backed securities and certain other securities that had been classified as being held to maturity into the available-for-sale classification. The carrying value of these securities prior to transfer was $528 million. The net unrealized loss on the transferred securities totaling $6.4 million was reported, net of tax, as a component of other comprehensive income in 2001.

                              Page 38 of 73 Pages

NOTE 5
LOANS

         The composition of the Company's loan portfolio follows:

                                                                      December 31
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                         2001                     2000
-----------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                  $1,852,497    40.7%      $1,815,205     39.4%
Real estate loans - commercial and other                 1,576,817    34.6        1,544,390     33.6
Real estate loans - retail mortgage                        820,808    18.0          888,699     19.3
Loans to individuals                                       304,416     6.7          353,198      7.7
-----------------------------------------------------------------------------------------------------
    Total                                               $4,554,538  100.0%       $4,601,492   100.0%
-----------------------------------------------------------------------------------------------------

         The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties carry substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility when originated. An analysis of the changes in loans to related parties during 2001 follows:

------------------------------------------------------------
(dollars in thousands)                                 2001
------------------------------------------------------------
Beginning balance                                  $ 67,469
Additions                                            65,010
Repayments                                          (64,175)
Net decrease from changes in related parties        (25,506)
------------------------------------------------------------
Ending balance                                     $ 42,798
------------------------------------------------------------

         Outstanding unfunded commitments and letters of credit to related parties totaled $39 million and $57 million at December 31, 2001 and 2000, respectively.

NOTE 6
RESERVE FOR POSSIBLE LOAN LOSSES
         A summary analysis of changes in the reserve for possible loan losses follows:

                                                                   Years Ended December 31
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                      2001              2000              1999
-----------------------------------------------------------------------------------------------------
Balance at beginning of year                            $ 61,017          $ 47,543          $ 43,187
Reserves acquired in bank purchases                        1,196             2,388                 -
Reserves on loans transferred to held for sale              (651)                -                 -
Provision for possible loan losses                        19,500            12,690             6,470
Loans charged off                                        (15,502)           (8,481)          (10,042)
Recoveries                                                 6,073             6,877             7,928
-----------------------------------------------------------------------------------------------------
  Net charge-offs                                         (9,429)           (1,604)           (2,114)
-----------------------------------------------------------------------------------------------------
Balance at end of year                                  $ 71,633          $ 61,017          $ 47,543
-----------------------------------------------------------------------------------------------------

                              Page 39 of 73 Pages

NOTE 7
IMPAIRED LOANS,  NONPERFORMING  LOANS,  FORECLOSED  ASSETS AND SURPLUS  PROPERTY
         Information on loans evaluated for possible impairment losses follows:

                                                                                December 31
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        2001              2000
-----------------------------------------------------------------------------------------------------
Impaired loans at year end
  Requiring a loss reserve                                                 $22,141           $19,088
  Not requiring a loss reserve                                               2,504             2,291
-----------------------------------------------------------------------------------------------------
Total recorded investment in impaired loans                                $24,645           $21,379
-----------------------------------------------------------------------------------------------------
Total impairment loss allowance required at year end                        $8,607            $6,992
-----------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans during the year              $22,478           $19,151
-----------------------------------------------------------------------------------------------------

         The following is a summary of nonperforming loans and foreclosed assets and surplus property:

                                                                                 December 31
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        2001              2000
-----------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis                                  $33,412           $23,579
Restructured loans                                                             383               465
-----------------------------------------------------------------------------------------------------
Total nonperforming loans                                                  $33,795           $24,044
-----------------------------------------------------------------------------------------------------
Total foreclosed assets and surplus property                                  $991              $995
-----------------------------------------------------------------------------------------------------

         Interest income is recognized on certain nonaccrual loans as payments are received. Interest payments on other nonaccrual loans are accounted for under the cost recovery method, but this interest may later be recognized in income when loan collections exceed expectations or when workout efforts result in fully rehabilitated credits. The following compares contractual interest income on nonaccrual loans and restructured loans with the cash-basis and cost-recovery interest actually recognized on these loans:

                                                                  Years Ended December 31
--------------------------------------------------------------------------------------------------
(dollars in thousands)                                            2001         2000         1999
--------------------------------------------------------------------------------------------------
Contractual interest                                            $ 2,752       $1,927       $1,131
Interest recognized                                                 945        2,586          422
--------------------------------------------------------------------------------------------------
Increase (decrease) in reported interest income                 $(1,807)      $  659       $ (709)
--------------------------------------------------------------------------------------------------

         The Bank owns a variety of property interests that it acquired in routine banking transactions generally before 1933. No ready market for these assets existed when they were initially acquired; and, as was general banking practice at the time, they were written down to a nominal value. The property includes ownership interests in scattered undeveloped acreage, various mineral interests, and a few commercial and residential sites in southeast Louisiana.

                              Page 40 of 73 Pages

         The revenues and direct expenses related to these grandfathered property interests that are included in the statements of operations follow:

                                                   Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                         2001         2000         1999
--------------------------------------------------------------------------------
Revenues                                     $1,365       $1,314         $881
Direct expenses                                 211           41           34
--------------------------------------------------------------------------------

NOTE 8
BANK PREMISES AND EQUIPMENT
         An analysis of bank premises and equipment by asset classification follows:

                                                         December 31
--------------------------------------------------------------------------------
(dollars in thousands)                               2001               2000
--------------------------------------------------------------------------------
Land                                              $ 39,861           $ 38,923
Buildings and improvements                         175,326            173,054
Furnishings and equipment                          107,191            105,378
--------------------------------------------------------------------------------
                                                   322,378            317,355
Accumulated depreciation and amortization         (154,959)          (142,905)
--------------------------------------------------------------------------------
Total bank premises and equipment                $ 167,419          $ 174,450
--------------------------------------------------------------------------------

         Provisions for depreciation and amortization included in noninterest expense were as follows:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                          2001         2000         1999
--------------------------------------------------------------------------------
Buildings and improvements                    $ 7,099      $ 6,672      $ 6,157
Furnishings and equipment                      12,102       13,586       13,957
--------------------------------------------------------------------------------
  Total depreciation and amortization expense $19,201      $20,258      $20,114
--------------------------------------------------------------------------------

         At December 31, 2001, the Bank was obligated under a number of noncancelable operating leases. Certain of these leases have escalation clauses and renewal options. Total rental expense, net of immaterial sublease rentals, was $3.8 million in 2001, $3.9 million in 2000, and $3.3 million in 1999.
         As of December 31, 2001, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows:

(dollars in thousands)
------------------------------------------------
2002                                    $ 3,554
2003                                      3,335
2004                                      3,216
2005                                      2,640
2006                                      2,182
Later years                              12,982
------------------------------------------------
Total                                   $27,909
------------------------------------------------


                              Page 41 of 73 Pages

NOTE 9
GOODWILL AND OTHER INTANGIBLE ASSETS
         Intangible assets consist of identifiable intangibles, such as the value of deposit relationships; goodwill acquired in business combinations accounted for as purchases; and unidentifiable intangibles acquired in certain banking-industry transactions. The remaining unamortized cost of intangible assets consisted of the following:

                                                                December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                       2001          2000
--------------------------------------------------------------------------------
Deposit relationships and other identifiable intangibles   $24,803       $20,655
Unidentifiable intangibles                                   9,850        10,303
Goodwill                                                    68,952        56,059
--------------------------------------------------------------------------------
  Total intangible assets                                 $103,605       $87,017
--------------------------------------------------------------------------------

         Amortization of intangible assets included in noninterest expense was as follows:

                                                   Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                         2001          2000          1999
--------------------------------------------------------------------------------
Deposit relationships and other identifiable
  intangibles                                 $3,352        $2,681        $2,072
Unidentifiable intangibles                       453           453           451
Goodwill                                       3,625         2,893         1,258
--------------------------------------------------------------------------------
  Total amortization                          $7,430        $6,027        $3,781
--------------------------------------------------------------------------------

         As is discussed in Note 2, the accounting for goodwill and other intangible assets is now governed by SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued in June 2001. Under this new standard, there will be no goodwill amortization in 2002 and later years. Approximately $2.5 million of the goodwill amortization in 2001 was not deductible for income tax purposes. The balance of goodwill that will not generate future tax deductions was $60 million at December 31, 2001.
         Beginning in 2002, goodwill must be tested for impairment at least annually. No indication of goodwill impairment was identified in the preliminary initial assessment required by SFAS No. 142.
         Identifiable intangible assets with finite lives continue to be amortized under SFAS No. 142. The Company's only significant identifiable intangible assets reflect the value of deposit relationships, all of which have finite lives. Remaining lives ranged from one to eight years at December 31, 2001. The weighted-average remaining life of identifiable intangible assets was approximately seven years. Unidentifiable intangible assets will be amortized over a remaining life of approximately six years. Scheduled amortization of intangible assets other than goodwill in 2002 is $5.8 million.

NOTE 10
SHORT-TERM BORROWINGS
         Short-term borrowings consisted of the following:

                                                            December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                 2001               2000
--------------------------------------------------------------------------------
Federal funds purchased                              $100,101          $ 104,216
Securities sold under agreements to repurchase        371,416            438,044
Treasury Investment Program                            40,000             32,621
Federal Home Loan Bank advances                             -             11,596
--------------------------------------------------------------------------------
Total short-term borrowings                          $511,517           $586,477
--------------------------------------------------------------------------------

                              Page 42 of 73 Pages

         The Bank has the ability to exercise legal authority over the securities that serve as collateral for the securities sold under repurchase agreements. The carrying and estimated fair values of securities sold under repurchase agreements at December 31, 2001, by term of the underlying borrowing agreement, were as follows:

                                                                          Up to
(dollars in thousands)                              Overnight            30 days
--------------------------------------------------------------------------------
December 31, 2001
--------------------------------------------------------------------------------
Carrying value:
U.S. Treasury securities                             $ 11,133               $701
U.S. agency securities                                359,296                  -
--------------------------------------------------------------------------------
  Total book value                                   $370,429               $701
--------------------------------------------------------------------------------
Fair value:
U.S. Treasury securities                             $ 11,714               $738
U.S. agency securities                                361,139                  -
--------------------------------------------------------------------------------
  Total fair value                                   $372,853               $738
--------------------------------------------------------------------------------
Outstanding borrowings                               $370,695               $721
--------------------------------------------------------------------------------

         Additional information about federal funds purchased follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                 2001               2000
--------------------------------------------------------------------------------
Average effective yield on December 31                  1.27%              6.28%
--------------------------------------------------------------------------------
Average for the year
  Effective yield                                       3.84%              6.49%
  Balance                                            $91,548           $192,672
--------------------------------------------------------------------------------
Maximum month-end outstanding                       $114,977           $366,253
--------------------------------------------------------------------------------

         Additional   information   about   securities  sold  under   repurchase
agreements follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                2001                2000
--------------------------------------------------------------------------------
Average effective yield on December 31                   .68%              5.02%
--------------------------------------------------------------------------------
Average for the year
  Effective yield                                       2.67%              4.86%
  Balance                                           $396,664           $447,440
--------------------------------------------------------------------------------
Maximum month-end outstanding                       $435,319           $513,304
--------------------------------------------------------------------------------

         Under the Treasury Investment Program, temporary excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate. Repayment of these borrowed funds can be demanded at any time. The Company limited its participation to $40 million and has pledged $45 million in securities as collateral for borrowings under this program.

                              Page 43 of 73 Pages

NOTE 11
EMPLOYEE BENEFIT PLANS
Retirement Plans
         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees. The benefits are based on an employee's total years of service and his or her highest five-year level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate.
         The following table details the changes both in the actuarial present value of the pension benefit obligation and in the plan's assets for the years ended December 31, 2001 and 2000. The table also shows the funded status of the plan at each year end and identifies amounts recognized and unrecognized in the Company's consolidated balance sheets.

--------------------------------------------------------------------------------
(dollars in thousands)                                2001                2000
--------------------------------------------------------------------------------
Benefit obligation, beginning of year              $ 74,706            $ 66,714
Service cost for benefits                             3,020               3,458
Interest cost on benefit obligation                   4,843               4,905
Net actuarial (gain) loss                            (1,117)              3,131
Benefits paid                                        (3,718)             (3,502)
--------------------------------------------------------------------------------
Benefit obligation, end of year                      77,734              74,706
--------------------------------------------------------------------------------
Plan assets at fair value, beginning of year        100,039             101,844
Actual return on plan assets                         (1,181)              2,005
Benefits paid                                        (3,718)             (3,502)
Plan expenses                                          (318)               (308)
--------------------------------------------------------------------------------
Plan assets at fair value, end of year               94,822             100,039
--------------------------------------------------------------------------------
Plan assets in excess of benefit obligation,
   end of year                                       17,088              25,333
Unrecognized net actuarial gains                    (10,065)            (19,453)
Unrecognized net implementation asset                  (689)             (1,094)
Unrecognized prior service cost resulting
     from plan amendments                              (956)             (1,080)
--------------------------------------------------------------------------------
Prepaid pension asset                              $  5,378            $  3,706
--------------------------------------------------------------------------------

         The Company recognized a net pension benefit in each of the three years in the period ended December 31, 2001. The components of the net pension benefit were as follows:

-----------------------------------------------------------------------------------------
(dollars in thousands)                                   2001          2000         1999
-----------------------------------------------------------------------------------------
Service cost for benefits during the period           $ 3,020       $ 3,458      $ 3,756
Interest cost on benefit obligation                     4,843         4,905        4,535
Expected return on plan assets                         (7,857)       (8,002)      (7,677)
Amortization of:
     Unrecognized net actuarial gains                  (1,149)         (999)        (421)
     Unrecognized net implementation asset               (405)         (405)        (405)
     Unrecognized prior service cost                     (124)         (124)        (124)
-----------------------------------------------------------------------------------------
 Net pension benefit                                  $(1,672)      $(1,167)      $ (336)
-----------------------------------------------------------------------------------------


                              Page 44 of 73 Pages

         The weighted-average discount rate used in determining the actuarial present value of the pension benefit obligation was 6.75% for 2001, 7.25% for 2000 and 7.50% for 1999. For all periods presented, the Company assumed an 8% expected long-term rate of return on plan assets and an annual rate of increase in future compensation levels of 4%.
         The pension plan held 214,800 shares of Whitney common stock at December 31, 2001, and 219,800 shares at December 31, 2000 and 1999.
         Whitney also has a nonqualified defined benefit plan that provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan's formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. At December 31, 2001, the actuarial present value of the excess benefit obligation was $3.8 million and the recorded accrued pension liability was $3.0 million. The net pension expense for the excess benefit plan was approximately $.6 million in 2001 and $.5 million in 2000 and 1999.
         Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees. Through 2000, the Company annually matched the savings of each participant up to 3% of his or her compensation. Beginning in 2001, the matching percentage increased to 4%. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions, including those made by pooled entities with comparable plans, was approximately $2.5 million in 2001, $1.9 million in 2000, and $1.7 million in 1999.

Health and Welfare Plans
         Whitney maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. Beginning in 1999, all health care benefits are covered under contracts with health maintenance or preferred provider organizations or insurance contracts. The Company recognizes the expected cost of providing these postretirement benefits during the period employees are actively working. The Company funds its obligations under these plans as contractual payments come due.
         The net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was $7.6 million at December 31, 2001 and $7.2 million at December 31, 2000. The net periodic postretirement benefit expense was approximately $1.1 million for 2001, $.7 million for 2000 and $.6 million for 1999. This expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. No component was individually significant for any period reported.
         For the actuarial calculation of its postretirement benefit obligations at December 31, 2001, 2000 and 1999, the Company assumed annual health care cost increases beginning at 11.00%, 7.20% and 7.80%, respectively, with each decreasing to a 5.00% rate over a four to six year period. Discount rates of 6.75% in 2001, 7.25% in 2000 and 7.50% in 1999 were used in determining the present value of benefit obligations at the end of each period. A 1% rise in the assumed health care cost trend rates would increase the accumulated benefit obligation by approximately $1.4 million and the periodic net benefit expense by approximately $200,000. A 1% fall in these trend rates would decrease the accumulated benefit obligation by $1.1 million and the periodic net benefit expense by $170,000.

                              Page 45 of 73 Pages

NOTE 12
STOCK-BASED INCENTIVE COMPENSATION
         Whitney maintains two incentive compensation plans that incorporate stock-based compensation. The long-term incentive plan for key employees is administered by the Compensation Committee of the Board of Directors. The Committee designates who will participate and authorizes the awarding of grants. Under this plan, participants may receive stock options, restricted stock, performance shares, phantom shares and stock appreciation rights. To date, the Company has awarded only stock options and restricted stock. The Company may issue up to 7% of its outstanding common shares in connection with the long-term incentive plan awards. The directors' compensation plan provides for the annual award of common stock and stock options to each nonemployee director. Whitney is authorized to issue 750,000 shares under this plan. At December 31, 2001, future awards covering the issuance of 740,617 shares could be made under the employee plan and 731,800 shares under the directors' plan.
         The following schedule summarizes the common stock grants awarded under these plans during 2001, 2000 and 1999:

------------------------------------------------------------------------------
(dollars in thousands)                             Initial         Market Value
                                                    Shares         of Award on
    Year      Plan                                 Awarded          Grant Date
------------------------------------------------------------------------------
    2001      Employee                              82,200             $3,436
              Director                               4,200                196
    2000      Employee                              78,500              2,909
              Director                               4,200                145
    1999      Employee                              88,750              3,609
              Director                               5,100                200
------------------------------------------------------------------------------

         Employees forfeit their shares if they terminate employment within three years of the grant date and they are prohibited from transferring or otherwise disposing of the shares during this period. In addition, the employee grants are subject to adjustment based on the Company's performance, as measured by its return on assets and return on equity over the restriction period, in relation to that of a designated peer group. The ultimate performance-based awards can range from 0% to 200% of the initial grants. All restrictions on employee shares would lapse upon a change in control of the Company. The directors' shares are awarded without any significant restrictions and are not subject to future adjustment.
         The Company initially measures the compensation expense related to a stock grant as the market value of the shares awarded on the grant date. This expense is recognized ratably over the restriction period, if any. Adjustments are made for forfeitures as they occur. The Company periodically re-measures compensation expense for performance-based grants for changes both in the estimate of the unrestricted shares to which employees will ultimately become entitled and in the market value of Whitney's stock. Differences from previous compensation expense measurements are recognized prospectively over the remaining restriction periods. Compensation expense related to common stock awards was $3.8 million in 2001, $2.5 million in 2000, and $3.5 million in 1999.

                               Pge 46 of 73 Pages

         The following table summarizes stock option activity under the employee long-term incentive plan and under the directors' compensation plan for each of the three years in the period ended December 31, 2001. The exercise price for all options is set at the market price on the grant date. All options are fully exercisable six months after the grant date and expire after ten years.

--------------------------------------------------------------------------------
                                      Employees              Directors
--------------------------------------------------------------------------------
                                           Weighted-               Weighted-
                                            Average                 Average
                                            Exercise                Exercise
                                  Number     Price        Number     Price
--------------------------------------------------------------------------------
Outstanding at
     December 31, 1998           518,013     $39.61       71,000      $36.84
     Options granted             164,750      40.66       17,000       50.88
     Options exercised           (18,101)     20.99            -           -
     Options forfeited           (36,250)     46.37            -           -
--------------------------------------------------------------------------------
Outstanding at
     December 31, 1999           628,412      40.16       88,000       37.31
     Options granted             206,125      37.19       14,000       34.44
     Options exercised            (7,101)     23.89            -           -
     Options forfeited           (39,250)     43.95            -           -
--------------------------------------------------------------------------------
Outstanding at
     December 31, 2000           788,186      39.35      102,000       36.92
     Options granted             223,875      41.80       14,000       46.68
     Options exercised           (51,430)     32.07       (1,000)      30.50
     Options forfeited           (13,000)     45.23            -           -
--------------------------------------------------------------------------------
Outstanding and exercisable at
     December 31, 2001           947,631     $40.23      115,000      $38.16
--------------------------------------------------------------------------------

         The following table summarizes certain information about the stock options outstanding under these plans at December 31, 2001:

--------------------------------------------------------------------------------
                                                 Weighted-            Weighted-
                           Number of              Average              Average
Range of                     Shares              Years to              Exercise
Exercise Prices           Under Option          Expiration              Price
--------------------------------------------------------------------------------
$13.22-$19.42                 11,759                1.2                   $18.02
$26.25-$28.88                108,488                3.1                    28.12
$30.00-$39.31                287,259                7.2                    35.09
$40.66-$46.88                513,875                7.8                    41.79
$50.88-$55.00                141,250                6.4                    54.50
--------------------------------------------------------------------------------
$13.22-$55.00              1,062,631                6.9                   $40.01
--------------------------------------------------------------------------------

         In connection with the merger with Meritrust Federal Savings Bank in 1998, the Company converted options held by Meritrust employees and directors into options to acquire 93,283 shares of Whitney stock at a weighted-average exercise price of $11.26. Holders exercised options for 13,380 shares in 2001, 8,928 shares in 2000 and 22,992 shares in 1999. The unexercised options at December 31, 2001 for 10,140 shares had an exercise price of $23.30 and a remaining life of five years.

                              Page 47 of 73 Pages

         Upon its merger with First Citizens BancStock, Inc. in 1996, the Company converted options held by First Citizens employees and directors into options on 192,551 Whitney shares with a weighted-average exercise price of $11.64. Holders exercised options for 11,310 shares in 2001 and 22,191 shares in 1999. No options remain unexercised at December 31, 2001.
         SFAS No. 123, "Accounting for Stock-Based Compensation," established a fair value based method of accounting for stock-based compensation, including the award of stock options. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. Under this Opinion, the Company's recognizes no compensation expense with respect to fixed awards of stock options. Because Whitney awards options with an exercise price equal to the stock's market price, the options have no intrinsic value on the award date, which is also the measurement date for compensation expense.
         SFAS No. 123 requires the following disclosure of pro forma net income and earnings per share determined as if the fair value method had been applied in measuring and recognizing stock-based compensation expense related to option grants:

-------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                            2001        2000         1999
-------------------------------------------------------------------------------------------------------
Net income                                                            $75,820     $72,842      $67,326
Pro forma stock-based compensation expense, net of tax                  2,055       1,602        1,514
-------------------------------------------------------------------------------------------------------
Pro forma net income                                                  $73,765     $71,240      $65,812
-------------------------------------------------------------------------------------------------------
Pro forma earnings per share
     Basic                                                              $2.80       $2.78        $2.54
     Diluted                                                             2.78        2.77         2.53
Weighted-average fair value of options granted during the year           9.59        8.14         9.52
-------------------------------------------------------------------------------------------------------

         The fair values of the stock options were estimated as of the grant dates using the Black-Sholes option-pricing model. The Company made the following significant assumptions in applying the option-pricing model: (a) an expected annualized volatility for Whitney's common stock of 24.17% in 2001, 23.43% in 2000, and 22.47% in 1999; (b) an average option life of seven years before exercise; (c) an expected annual dividend yield of 3.64% in 2001, 4.20% in 2000, and 3.60% in 1999; and (d) a weighted-average risk-free interest rate of 5.28% in 2001, 6.30% in 2000, and 6.10% in 1999.

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

                              Page 48 of 73 Pages

         Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well capitalized to critically under-capitalized. For an institution to qualify as well capitalized, its Tier 1 capital, total capital and leverage ratios must be at least 6%, 10% and 5%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 2001 and 2000, the Bank was categorized as well-capitalized, and there have been no events since December 31, 2001 that management believes would cause this status to change.
         The actual capital amounts and ratios and the minimum and well-capitalized required capital amounts for the Company and the Bank are presented in the following tables:


-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             Actual                          Well-
December 31, 2001                                             Amount    Ratio       Minimum(a) Capitalized(b)
-------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
      Company                                               $668,057       13.09%     $408,198        (c)
      Whitney Bank                                           600,363       11.79       407,472      $509,340
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk Weighted Assets):
      Company                                                604,179       11.84       204,099        (c)
      Whitney Bank                                           536,597       10.54       203,736       305,604
-------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                                604,179        8.72       277,245        (c)
      Whitney Bank                                           536,297        7.75       276,982       346,227
-------------------------------------------------------------------------------------------------------------
December 31, 2000
-------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets):
      Company                                               $638,053       12.60%     $405,348        (c)
      Whitney Bank                                           578,513       11.42       405,177      $506,472
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk Weighted Assets):
      Company                                                577,036       11.40       202,674        (c)
      Whitney Bank                                           517,526       10.22       202,589       303,883
-------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                                577,036        8.93       258,456        (c)
      Whitney Bank                                           517,526        8.02       258,057       322,571
-------------------------------------------------------------------------------------------------------------

(a) Minimum capital required for capital adequacy purposes.
(b) Capital required for well-capitalized status.
(c) Not applicable.

Other Regulatory Matters
         Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank may distribute to the Company. During 2001, the Bank received regulatory approval to pay the Company approximately $81 million in dividends in excess of these limits. As a result, the Bank will be required to seek continuing approval to declare future dividends until its reestablishes dividend capacity under those provisions. This is not expected to impair the Company's ability to declare regular quarterly dividends.
         Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral. The Bank made no loans to the Company during 2001 and 2000.

                              Page 49 of 73 Pages

         Banks are required to maintain currency and coin or a noninterest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. During 2001 as in 2000, the Bank covered its reserve maintenance requirement with balances of coin and currency.

NOTE 14
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized on the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and letters of credit and similar financial guarantees. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.
         Commitments under loan facilities, including credit card and related lines, obligate the Bank to make loans to customers as long as there is no violation of the conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Letters of credit and similar financial guarantees are agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues these conditional agreements primarily to support commercial trade.
         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. Because loan commitments and financial guarantees may, and many times do, expire without being drawn upon, however, the contractual amounts do not represent actual future funding requirements. The Bank follows its standard credit policies in making loan commitments and financial guarantees. The amount of collateral, if any, that the Bank requires to support a loan commitment is based on the credit evaluation of the borrower. The collateral required may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property. The Bank holds marketable securities as collateral to support letters of credit and similar financial guarantees when it is deemed necessary.
         The Company has had no investments in financial instruments or agreements whose value is linked to or derived from changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements and other financial arrangements with similar characteristics and are commonly referred to as derivatives.
         A summary of off-balance-sheet financial instruments follows:

                                                December 31
--------------------------------------------------------------------
(dollars in thousands)                       2001           2000
--------------------------------------------------------------------
Commitments to extend credit              $1,305,091     $1,230,808
Letters of credit and similar financial
  guarantees written                         161,525        138,569
Credit card and related lines                303,262        268,868
--------------------------------------------------------------------


NOTE 15
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of estimated fair value information about certain on- and off-balance-sheet financial instruments where it is practicable to estimate those values. If quoted market prices are not available, which is true for many of Whitney's financial instruments, the Company estimates fair value using present value or other valuation techniques. The assumptions used in applying these techniques, such as those concerning appropriate discount rates and estimates of future cash flows, require considerable judgment and significantly affect the resulting fair value estimates. In addition, no value estimate is assigned to future business opportunities from long-term customer relationships underlying certain financial instruments. Accordingly, the derived fair value estimates may not indicate the amount the Company could realize in a current settlement of the financial instruments. Reasonable comparability of fair value estimates between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous assumptions involved. The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.

                              Page 50 0f 73 Pages

         The following significant methods and assumptions were used by the Company to estimate the fair value of financial instruments:
         Cash and short-term investments - The carrying amount is a reasonable estimate of the fair value of cash and due from financial institutions, federal funds sold and short-term investments.
         Investment in securities - Fair values of securities are based on quoted market prices obtained from independent pricing services.
         Loans - Loans with no significant change in credit risk and with rates that are repriced in coordination with movements in market rates are valued at carrying amounts. The fair values of other loans are estimated by discounting scheduled cash flows to maturity using current rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments are made to reflect probable credit losses.
         Deposits - SFAS No. 107 requires that deposits without a stated maturity, such as noninterest-bearing demand deposits, NOW account deposits, money market deposits and savings deposits, be assigned fair values equal to the amounts payable upon demand (carrying amounts). Deposits with a stated maturity were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturity.
         Short-term borrowings - Short-term borrowings are valued fairly at their carrying amounts.
         Off-balance-sheet financial instruments - Off-balance-sheet financial instruments include commitments to extend credit, letters of credit and other financial guarantees. The fair values of such instruments were estimated using fees currently charged for similar arrangements in the market, adjusted for changes in terms and credit risk as appropriate. The estimated fair values of these instruments are not material.
         The estimated fair values of the Company's financial instruments follow:

                                                       December 31, 2001             December 31, 2000
------------------------------------------------------------------------------------------------------------
                                                      Carrying         Fair         Carrying         Fair
(dollars in thousands)                                 Amount          Value         Amount          Value
------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and short-term investments                     $  766,420     $  766,420     $  288,391     $  288,391
Investment in securities                             1,632,340      1,636,239      1,462,189      1,456,301
Loans, net                                           4,482,905      4,542,506      4,540,475      4,537,864
LIABILITIES:
Deposits                                             5,950,160      5,964,834      5,332,474      5,339,202
Short-term borrowings                                  511,517        511,517        586,477        586,477
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

                              Page 51 of 73 Pages

NOTE 17
STOCK REPURCHASE PROGRAM
         In 1999 the Board of Directors authorized the Company to repurchase up to one million shares, or approximately 4.3%, of its common stock. The Company completed the repurchase program in 1999, purchasing one million shares at a weighted-average price of $38.74 per share, or a total of approximately $39 million. No such programs were in effect during 2001 or 2000.

NOTE 18
OTHER NONINTEREST INCOME
         The components of other noninterest income were as follows:

                                                                         Years Ended December 31
------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                2001         2000          1999
------------------------------------------------------------------------------------------------------
ATM fees                                                            $4,281       $4,089        $3,862
Investment services income                                           3,906        2,681         1,550
International services income                                        2,371        2,138         2,052
Other fees and charges                                               2,658        2,532         2,090
Other operating income                                               2,785        2,978         1,661
Net gains on sales and other dispositions of foreclosed assets       1,963        1,714         1,248
Net gains on sales of surplus property                               3,274        1,153         2,262
Gain on sale of merchant processing agreements                       3,570            -             -
------------------------------------------------------------------------------------------------------
     Total                                                         $24,808      $17,285       $14,725
------------------------------------------------------------------------------------------------------


NOTE 19
OTHER NONINTEREST EXPENSE
         The components of other noninterest expense were as follows:

                                                                         Years Ended December 31
------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                2001          2000         1999
------------------------------------------------------------------------------------------------------
Security and other outsourced services                              $7,792        $6,830       $6,188
Stationery and supplies                                              4,315         4,169        4,635
Advertising                                                          4,443         3,519        2,422
Deposit insurance and regulatory fees                                1,936         1,740        1,493
Miscellaneous operating losses                                       2,544         1,738        1,273
Other operating expense                                             12,542        12,610       12,707
------------------------------------------------------------------------------------------------------
    Total                                                          $33,572       $30,606      $28,718
------------------------------------------------------------------------------------------------------


                              Page 52 of 73 Pages

NOTE 20
INCOME TAXES
         The components of income tax expense (benefit) follow:

                                                                     Years Ended December 31
--------------------------------------------------------------------------------------------------
(dollars in thousands)                                             2001         2000         1999
--------------------------------------------------------------------------------------------------
Included in net income
  Current
    Federal                                                     $41,063      $37,886      $31,541
    State                                                         1,137          544          762
--------------------------------------------------------------------------------------------------
      Total current                                              42,200       38,430       32,303
--------------------------------------------------------------------------------------------------
  Deferred
    Federal                                                      (5,567)      (5,059)      (1,893)
    State                                                           (52)         118          (46)
--------------------------------------------------------------------------------------------------
      Total deferred                                             (5,619)      (4,941)      (1,939)
--------------------------------------------------------------------------------------------------
      Total                                                     $36,581      $33,489      $30,364
--------------------------------------------------------------------------------------------------
Included in shareholders' equity
  Deferred tax expense (benefit) related to the change
    in the net unrealized gain (loss) on securities              $4,581       $3,745      $(3,383)
  Current tax benefit related to nonqualified stock
    options and restricted stock                                   (512)         (28)        (383)
--------------------------------------------------------------------------------------------------
      Total                                                      $4,069       $3,717      $(3,766)
--------------------------------------------------------------------------------------------------

         Income tax expense was different from the amounts computed by applying the statutory federal income tax rates to pretax income as follows:

                                                                    Years Ended December 31
--------------------------------------------------------------------------------------------------
(in percentages)                                                   2001         2000         1999
--------------------------------------------------------------------------------------------------
Federal income tax expense                                       35.00%       35.00%       35.00%
Increase (decrease) resulting from
    Tax exempt income                                            (2.74)       (3.08)       (3.54)
    Subchapter S election and termination                         (.84)       (1.35)       (1.20)
    Nondeductible merger-related expenses                          .17            -            -
    State income tax and miscellaneous items                       .96          .93          .82
--------------------------------------------------------------------------------------------------
Effective tax rate                                               32.55%       31.50%       31.08%
--------------------------------------------------------------------------------------------------

                              Page 53 of 73 Pages

         Temporary differences arise between the tax bases of assets or liabilities and their reported amounts in the financial statements. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow:

                                                                               December 31
-------------------------------------------------------------------------------------------------
(dollars in thousands)                                                       2001           2000
-------------------------------------------------------------------------------------------------
Deferred tax assets:
  Reserves for losses on loans and foreclosed assets                      $24,473        $19,747
  Employee benefit plan liabilities                                         6,146          5,162
  Net operating loss carryforward                                           2,820          2,056
  Unrecognized interest income                                              1,897          1,343
  Other                                                                     2,103          2,009
-------------------------------------------------------------------------------------------------
  Total deferred tax assets                                                37,439         30,317
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Accumulated depreciation and amortization                                 9,261          8,347
  Net unrealized gain on securities                                         5,444            863
  Other                                                                     2,267          1,307
-------------------------------------------------------------------------------------------------
  Total deferred tax liabilities                                           16,972         10,517
-------------------------------------------------------------------------------------------------
  Net deferred tax asset                                                  $20,467        $19,800
-------------------------------------------------------------------------------------------------

         The change in the net deferred tax asset during 2001 includes the impact of the addition of deferred tax assets and liabilities of acquired companies. This component of the overall change is not reflected in the deferred tax provisions for 2001.
         At December 31, 2001, the Company had approximately $8 million in net operating loss carryforwards generated by acquired entities. Substantially all of the carryforwards expire by 2020.
         Before its acquisition by Whitney in January 2001, American Bank had elected to be taxed under Subchapter S of the Internal Revenue Code. Under this election, American was not subject to income tax at the corporate level and reported no income tax expense; rather, its shareholders were taxed on their proportionate shares of corporate taxable income. The acquisition by the Company terminated the Subchapter S election, and income tax expense has been provided for American earnings subsequent to that date. In addition, the Company recorded a net deferred tax asset, and a corresponding deferred tax benefit, of approximately $1 million in 2001 to reflect the expected tax effects of the resolution of temporary differences that had accumulated in American Bank through the termination date. The impact of the Subchapter S election and subsequent termination on Whitney's effective tax rate is shown above.

                              Page 54 of 73 Pages

NOTE 21
EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share are as follows:

                                                                  Years Ended December 31
-------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                 2001           2000           1999
-------------------------------------------------------------------------------------------------
Numerator:
    Net income                                             $75,820        $72,842        $67,326
    Effect of dilutive securities                                -              -              -
-------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share               $75,820        $72,842        $67,326
-------------------------------------------------------------------------------------------------
Denominator:
    Weighted-average shares outstanding                 26,367,149     25,650,656     25,888,798
    Effect of dilutive stock options                       190,216         61,810         77,434
-------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share          26,557,365     25,712,466     25,966,232
-------------------------------------------------------------------------------------------------
Earnings per share:
    Basic                                                    $2.88          $2.84          $2.60
    Diluted                                                   2.85           2.83           2.59
-------------------------------------------------------------------------------------------------
Antidilutive stock options                                 343,205        581,226        458,421
-------------------------------------------------------------------------------------------------


NOTE 22
PARENT COMPANY FINANCIAL STATEMENTS
     The following financial statements are for the parent company only. For the statement of cash flows, cash and cash equivalents include noninterest-bearing and interest-bearing deposits in banking subsidiaries.

BALANCE SHEETS                                                                  December 31
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        2001             2000
----------------------------------------------------------------------------------------------------
ASSETS
  Investment in banking subsidiaries                                      $570,308         $606,277
  Other investments in subsidiaries                                         82,206            3,035
  Interest-bearing deposits in banking subsidiaries                         62,830           54,430
  Dividends receivable                                                      10,572            8,407
  Other assets                                                               7,245            6,155
----------------------------------------------------------------------------------------------------
    Total assets                                                          $733,161         $678,304
----------------------------------------------------------------------------------------------------
LIABILITIES
  Dividends payable                                                        $10,572          $ 8,574
  Other liabilities                                                          4,701            3,966
----------------------------------------------------------------------------------------------------
    Total liabilities                                                       15,273           12,540
SHAREHOLDERS' EQUITY                                                       717,888          665,764
----------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                            $733,161         $678,304
----------------------------------------------------------------------------------------------------


                              Page 55 of 73 Pages

STATEMENTS OF OPERATIONS                                             Years Ended December 31
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                           2001           2000           1999
----------------------------------------------------------------------------------------------------
Dividend income from banking subsidiaries                    $162,597        $62,982        $88,861
Equity in undistributed earnings of subsidiaries
  Banks                                                       (88,166)         8,814        (22,774)
  Nonbanks                                                        100            188            154
Other income (expense), net                                     1,289            858          1,085
----------------------------------------------------------------------------------------------------
NET INCOME                                                    $75,820        $72,842        $67,326
----------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS                                             Years Ended December 31
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                           2001           2000           1999
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $75,820        $72,842        $67,326
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in undistributed earnings of subsidiaries           88,066         (9,002)        22,620
    Increase in dividends receivable                           (2,165)          (957)           (66)
    Other, net                                                     48            409            171
----------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                   161,769         63,292         90,051
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Investment in and advances to subsidiaries                 (119,395)       (58,069)          (753)
  Other, net                                                      376            105           (115)
----------------------------------------------------------------------------------------------------
  Net cash used in investing activities                      (119,019)       (57,964)          (868)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends                                              (38,598)       (32,399)       (30,295)
  Proceeds from issuance of stock                               5,096          3,316          3,354
  Purchases of stock                                             (847)        (1,705)       (40,008)
----------------------------------------------------------------------------------------------------
  Net cash used in financing activities                       (34,349)       (30,788)       (66,949)
----------------------------------------------------------------------------------------------------
  Increase in cash and cash equivalents                         8,401        (25,460)        22,234
  Cash and cash equivalents at beginning of year               54,485         79,945         57,711
----------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                    $62,886        $54,485        $79,945
----------------------------------------------------------------------------------------------------

         As is discussed in Note 3, Whitney Holding Corporation issued common stock with a value of $22 million in connection with its purchase of First Ascension Bancorp, Inc. in November 2000.

                              Page 56 of 73 Pages

          MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Whitney Holding Corporation is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgements where appropriate. Financial information appearing throughout this annual report is consistent with that in the financial statements.
     The Company's financial statements have been audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during the Company's audit were valid and appropriate.
     Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility, is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process, and is updated as necessary. Management continually monitors the system of internal control for compliance. The Company maintains a professional staff of internal auditors who independently assess the effectiveness of internal controls and recommend possible system improvements. As part of their audit of the Company's 2001 financial statements, Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has considered the recommendations of the internal auditors and Arthur Andersen LLP concerning the Company's system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 2001, the Company's system of internal control is adequate to accomplish the objectives discussed above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS
AND BOARD OF DIRECTORS OF
WHITNEY HOLDING CORPORATION:

         We have audited the consolidated balance sheets of Whitney Holding Corporation (a Louisiana corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitney Holding Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.
         As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133 effective January 1, 2001.

                                                             ARTHUR ANDERSEN LLP
New Orleans, Louisiana
January 16, 2002

                              Page 57 of 73 Pages

SUMMARY OF QUARTERLY FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                                                                2001 Quarters
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                   4th             3rd           2nd            1st
-------------------------------------------------------------------------------------------------------------------
Net interest income                                           $72,652         $70,939       $68,266        $67,939
Net interest income (TE)                                       73,944          72,258        69,628         69,331
Provision for possible loan losses                              6,500           8,000         2,500          2,500
Noninterest income (excluding securities transactions) (a)     20,282          25,002        21,816         23,944
Securities transactions                                            96               -            32             37
Noninterest expense (b)                                        56,644          58,866        60,720         62,874
Income tax expense                                             10,090           9,719         8,792          7,980
-------------------------------------------------------------------------------------------------------------------
Net income (c)                                                $19,796         $19,356       $18,102        $18,566
-------------------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                           $7,034,722      $6,825,004    $6,813,065     $6,649,303
    Earning assets                                          6,503,952       6,306,997     6,290,430      6,108,016
    Loans                                                   4,539,401       4,488,933     4,503,302      4,531,536
    Deposits                                                5,726,667       5,548,850     5,548,425      5,366,320
    Shareholders' equity                                      725,826         702,134       689,272        674,556
-------------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                                     1.12%           1.13%         1.07%          1.13%
    Return on average equity                                    10.82           10.94         10.53          11.16
    Net interest margin                                          4.52            4.56          4.43           4.58
-------------------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                                        $.75            $.73          $.69           $.71
    Diluted                                                       .74             .72           .69            .70
Cash dividends per share                                          .40             .38           .38            .38
Trading data (d)
    High closing price                                         $46.90          $48.84        $46.90         $41.38
    Low closing price                                           39.26           40.26         38.51          36.00
    End-of-period closing price                                 43.85           43.00         46.90          39.56
    Trading volume                                          2,125,244       2,153,501     2,731,612      2,299,875
-------------------------------------------------------------------------------------------------------------------
                                                                                2000 Quarters
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                   4th             3rd           2nd            1st
-------------------------------------------------------------------------------------------------------------------
Net interest income                                           $68,387         $67,114       $66,948        $64,631
Net interest income (TE)                                       69,827          68,563        68,470         66,316
Provision for possible loan losses                              4,898           2,598         2,597          2,597
Noninterest income (excluding securities transactions)         19,663          18,703        18,031         17,873
Securities transactions                                           850             (13)            -             13
Noninterest expense (b)                                        58,107          55,929        55,490         53,653
Income tax expense                                              8,470           8,379         8,433          8,207
-------------------------------------------------------------------------------------------------------------------
Net income (c)                                                $17,425         $18,898       $18,459        $18,060
-------------------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                           $6,548,409      $6,397,590    $6,209,152     $5,968,830
    Earning assets                                          6,028,512       5,888,185     5,694,479      5,469,730
    Loans                                                   4,511,194       4,320,926     4,134,891      3,971,271
    Deposits                                                5,093,451       4,914,591     4,930,712      4,768,396
    Shareholders' equity                                      651,614         623,932       611,714        603,669
-------------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                                     1.06%           1.18%         1.20%          1.22%
    Return on average equity                                    10.64           12.05         12.14          12.03
    Net interest margin                                          4.62            4.64          4.83           4.87
-------------------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                                        $.67            $.74          $.72           $.71
    Diluted                                                       .67             .74           .72            .71
Cash dividends per share                                          .36             .36           .36            .36
Trading data (d)
    High closing price                                         $41.69          $37.19        $39.13         $36.66
    Low closing price                                           33.13           33.38         31.75          31.50
    End-of-period closing price                                 36.31           36.31         34.19          32.63
    Trading volume                                          1,891,381       1,306,004     1,609,130      2,237,876
-------------------------------------------------------------------------------------------------------------------

(a) Merger-related noninterest income was $1,087 in the first quarter of 2001.
(b) Merger-related noninterest expense was $648, $626 and $4,912, respectively, in the fourth, second  and  first quarters of 2001, and $1,102 in 2000's fourth quarter.
(c) Merger-related items reduced net income by $421, $409 and $1,700, respectivley,  in the fourth, second  and first quarters of 2001, and $716 in 2000's fourth quarter.
(d) All closing prices represent closing sales prices as reported on The Nasdaq Stock Market.

                              Page 58 of 73 Pages

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the Company's directors and executive officers are listed below with their business experience during the past five years.

                                                                                Director         Term
Name and Age                        Principal Occupation                        Since            Expires
-----------                         --------------------                        --------         -------
Robert C. Baird, Jr., 51            Executive Vice President of                 N/A              N/A
                                    the Company and Whitney
                                    National Bank since 1995

Guy C. Billups, Jr., 74             Former Chairman of the Board                1997             2002
                                    of Merchants Bancshares, Inc. and
                                    Merchants Bank & Trust Company,
                                    retired 1997; Director, Billups
                                    Plantation, Inc. (farming)

Harry J. Blumenthal, Jr., 56        President, Blumenthal                       1993             2004
                                    Print Works, Inc.
                                    (textiles manufacturing)

Joel B. Bullard, Jr., 51            President, Joe Bullard                      1994             2004
                                    Automotive Companies
                                    (automotive sales and service)

James M. Cain, 68                   Former Vice Chairman, Entergy               1987             2002
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

Thomas L. Callicutt, Jr., 54        Executive Vice President and Chief          N/A              N/A
                                    Financial Officer of the Company and
                                    Whitney National Bank since 1999 and
                                    Treasurer of the Company since 2001; Senior
                                    Vice President and Comptroller of Whitney
                                    National Bank from 1998 to 1999; former
                                    Executive Vice President, Controller and
                                    Principal Accounting Officer, First
                                    Commerce Corporation, a $9 billion asset
                                    bank holding company, from 1996 to 1998,
                                    and Senior Vice President, Controller
                                    and Principal Accounting Officer from
                                    1987 to 1996


                              Page 59 of 73 Pages

                                                                                Director         Term
Name and Age                        Principal Occupation                        Since            Expires
-----------                         --------------------                        --------         -------

Rodney D. Chard, 59                 Executive Vice President                    N/A              N/A
                                    of the Company and Whitney
                                    National Bank since 1996

Angus R. Cooper II, 59              Chairman and Chief Executive                1994             2004
                                    Officer, Cooper/T. Smith Corp.
                                    (shipping service company);
                                    Director, Friede Goldman Halter, Inc.

Richard B. Crowell, 63              Attorney, Crowell & Owens;                  1983             2002
                                    Director, CLECO

G. Blair Ferguson, 58               Executive Vice President                    N/A              N/A
                                    of the Company and Whitney
                                    National Bank since 1993

William A. Hines, 65                Chairman of the Board,                      1986             2006
                                    Nassau Holding Corporation
                                    (holding company of entities
                                    in the oil field service industry)

John C. Hope III, 52                Executive Vice President                    N/A              N/A
                                    of the Company since 1994 and
                                    Whitney National Bank since 1998

John J. Kelly, 67                   Chairman, Louisiana Technology              1986             2005
                                    Council; former President, Textron
                                    Marine and Land Systems (designs
                                    and builds advanced technology
                                    vehicles and craft), retired 1999

E. James Kock, Jr., 73              Former President, Bowie Lumber              1965             2003
                                    Associates, Downmans Associates,
                                    Jeanerette Lumber & Shingle Co.,
                                    Ltd. and White Castle Lumber &
                                    Shingle Co., Ltd. (land and
                                    timber holdings, and investments),
                                    retired 1993

Alfred S. Lippman, 63               Managing Member,                            1996             2006
                                    Lippman & Mahfouz, L.L.C.
                                    Attorneys at Law

William L. Marks, 58                Chairman of the Board and                   1990             2005
                                    Chief Executive Officer of
                                    the Company and Whitney
                                    National Bank since 1990

R. King Milling, 61                 President of the Company                    1979             2003
                                    and Whitney National Bank
                                    since 1984

                              Page 60 of 73 Pages

                                                                                Director         Term
Name and Age                        Principal Occupation                        Since            Expires
-----------                         --------------------                        --------         -------
Eric J. Nickelsen, 57               Real estate developer and                   2000             2005
                                    part owner, John S. Carr &
                                    Company, Inc. (January 1998
                                    to present);  former Chairman
                                    of the Board, Chief Executive
                                    Officer and President, Barnett
                                    Bank of West Florida (December
                                    1993 to January 1998)

John G. Phillips, 79                Former Chairman of the Board                1972             2003
                                    and Chief Executive Officer, The
                                    Louisiana Land and Exploration
                                    Company (oil and gas exploration
                                    and production), retired 1985

John K. Roberts, Jr., 65            Former Chairman of the Board,               1985             2002
                                    Pan-American Life Insurance
                                    Company (markets and services
                                    life, health and retirement insurance),
                                    retired 2000

Carroll W. Suggs, 63                Former Chairman, Chief Executive            1996             2006
                                    Officer and President,
                                    Petroleum Helicopters, Inc.,
                                    retired 2001; Director,
                                    GlobalSantaFe Corporation (formed
                                    through the merger of Global Marine, Inc.
                                    and Santa Fe International Corporation)

         In further response to this Item 10, registrant incorporates by reference the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of its Proxy Statement dated March 15, 2002.

                              Page 61 of 73 Pages

Item 11: EXECUTIVE COMPENSATION

         In response to this item,  registrant  incorporates  by  reference  the
section  entitled  "Executive  Compensation"   of   its  Proxy  Statement  dated
March 15, 2002.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this item, registrant incorporates by reference the sections entitled "Voting Securities and Principal Holders" and "Beneficial Ownership of Directors and Management and Other Information" of its Proxy Statement dated March 15, 2002.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement dated March 15, 2002.

                                     PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)The   following    consolidated    financial    statements    and
               supplementary data of the Company and its subsidiaries are included in Part II Item 8 herein:

                                                                                                      Page Number
                                                                                                      -----------
               Consolidated Balance Sheets --
                 December 31, 2001 and 2000                                                                    28

               Consolidated Statements of Operations --
                 Years Ended December 31, 2001, 2000 and 1999                                                  29

               Consolidated Statements of Changes in Shareholders' Equity --
                 Years Ended December 31, 2001, 2000 and 1999                                                  30

               Consolidated Statements of Cash Flows --
                 Years Ended December 31, 2001, 2000 and 1999                                                  31

               Notes to Consolidated Financial Statements                                                      32

               Report of Independent Public Accountants                                                        57

               Summary of Quarterly Financial Information                                                      58

         (a)(2)All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes to the consolidated financial statements.

                              Page 62 of 73 Pages

         (a)(3) Exhibits:

         To obtain a copy of any listed exhibit send your request to the address below. The copy will be furnished upon payment of a fee.

               Ms. Shirley Fremin, Manager
               Investor Relations
               Whitney Holding Corporation
               P. O. Box 61260
               New Orleans, LA  70161-1260
               (504) 586-3627 or toll free (800) 347-7272
               E-mail: investor.relations@whitneybank.com

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

               Exhibit 10.3 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson (filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.4 - Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama (now Whitney National Bank) and John C. Hope III (filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.5 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.6 - Long-term incentive program (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.6a - Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.7 - Executive compensation plan (filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.8 - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit
               19.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

                              Page 63 of 73 Pages

               Exhibit 10.8a - Form of amendment to restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.9a to the Company's annual report on Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference.

               Exhibit 10.8b - Form of amendment to restricted stock agreement between Whitney Holding Corporation and certain of its officers appearing herein on page 69.

               Exhibit 10.9 - Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit
               19.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.9a - Form of amendment to stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.10a to the Company's annual report of Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.9b - Form of amendment to stock option agreement between Whitney Holding Corporation and certain of its officers appearing herein on page 71.

               Exhibit 10.10 - Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.10a - Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.10b - Whitney Holding Corporation 2001 Directors' Compensation Plan (filed as Appendix B to the Company's Proxy Statement dated March 15, 2001 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.11 - Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.12 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
               Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.13 - Form of Amendment to Section 2.1e of the Executive agreements filed as Exhibits 10.1 through 10.5 herein (filed as Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.14 - Executive agreement between Whitney National Bank of Mississippi (now Whitney National Bank) and Guy C. Billups, Jr. (filed as Exhibit 10.19 to the Company's quarterly report on form 10-Q for the quarter ended June 30, 1997 (Commission file number 0-1026) and incorporated by reference).

                              Page 64 of 73 Pages

               Exhibit 10.15 - Form of Amendment adding subsection 2.1g to the Executive Agreements filed as Exhibits 10.1 through 10.5 and
               Exhibit 10.12 herein (filed as Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-0126) and incorporated by reference).

               Exhibit 10.16 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 21 - Subsidiaries

                    Whitney Holding  Corporation  owns 100% of Whitney  National
               Bank. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

               Exhibit 23 - Consent of Arthur Andersen LLP dated March 18, 2002


         (b)   Reports of Form 8-K

         On a Form 8-K dated October 18, 2001,  the  registrant  reported  under
Item 5 the release of its financial results for the quarter ended September 30, 2001. The news release covering the financial results was filed as an exhibit under Item 7.

                              Page 65 of 73 Pages

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

                                                     WHITNEY HOLDING CORPORATION
                                                            (Registrant)


                                                 By:/s/William L. Marks
                                                    ----------------------------
                                                    William L. Marks
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                                    March 18, 2002
                                                    ----------------------------
                                                              Date

                              Page 66 of 73 Pages

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                     Title                           Date
-------------------------             ------------------------   ---------------


/s/William L. Marks                                              March 18, 2002
-------------------------,             Chairman of the Board,    ---------------
    William L. Marks                   Chief Executive Officer
                                       and Director


/s/R. King Milling                                               March 18, 2002
-------------------------,             President and Director    ---------------
    R. King Milling


/s/Thomas L. Callicutt, Jr                                       March 18, 2002
-------------------------,             Executive Vice President  ---------------
 Thomas L. Callicutt, Jr.              and Chief Financial
                                       Officer (Principal
                                       Accounting Officer)


/s/Guy C. Billups, Jr.                                           March 18, 2002
-------------------------,             Director                  ---------------
    Guy C. Billups, Jr.



/s/Harry J. Blumenthal, Jr.                                      March 18, 2002
-------------------------,             Director                  ---------------
 Harry J. Blumenthal, Jr.




-------------------------,             Director                  ---------------
   Joel B. Bullard, Jr.




/s/James M. Cain                                                 March 18, 2002
-------------------------,             Director                  ---------------
     James M. Cain




-------------------------,             Director                  ---------------
  Angus R. Cooper II



/s/Richard B. Crowell                                            March 18, 2002
-------------------------,             Director                  ---------------
  Richard B. Crowell

                              Page 67 of 73 Pages

        Signature                     Title                           Date
-------------------------             ------------------------   ---------------




/s/William A. Hines                                              March 18, 2002
-------------------------,             Director                  ---------------
   William A. Hines





-------------------------,             Director                  ---------------
    John J. Kelly




/s/E. James Kock, Jr.                                            March 18, 2002
-------------------------,             Director                  ---------------
   E. James Kock, Jr.





-------------------------,             Director                  ---------------
    Alfred S. Lippman




/s/Eric J. Nickelsen                                             March 18, 2002
-------------------------,             Director                  ---------------
    Eric J. Nickelsen




/s/John G. Phillips                                              March 18, 2002
-------------------------,             Director                  ---------------
    John G. Phillips




/s/John K. Roberts, Jr.                                          March 18, 2002
-------------------------,             Director                  ---------------
   John K. Roberts, Jr.



/s/Carroll W. Suggs                                              March 18, 2002
-------------------------,             Director                  ---------------
    Carroll W. Suggs


                              Page 68 of 73 Pages

Exhibit 10.8b

                           WHITNEY HOLDING CORPORATION

Re: NOTICE AND ACCEPTANCE OF GRANT OF TARGETED RESTRICTED STOCK
    -----------------------------------------------------------

Dear        :
    --------

         The Compensation Committee (the "Committee") appointed under the Whitney Holding Corporation (the "Company") Long Term Incentive Plan (the "Plan") has granted you shares of no par value voting common stock issued by the Corporation (the "Common Stock"), subject to certain limitations and restrictions. This letter is intended to constitute notice of the terms and conditions applicable to the grant, your acknowledgement of and agreement to be bound by the terms and conditions set forth below.

         1. Grant. The Company hereby grants you______shares of Common Stock (the "Target Grant"), subject to the restrictions set forth in this agreement.

         2. Restrictions and Adjustments Related to Target Award. Common Stock issued in the form of the Target Grant, including the right to receive dividends or vote shares, shall not be subject in any manner to sale, transfer, pledge, assignment or other encumbrance or disposition, whether by operation of law or otherwise and whether voluntarily or involuntarily. Except as set forth herein, such restrictions shall lapse three years from the date hereof,_____.

         Notwithstanding the preceding paragraph, all or a portion of the Target Grant may be forfeited or the number of shares subject to the Target Grant may be increased if the Committee, in its sole discretion, determines that the performance objectives related to the return on assets ("ROA") and return on equity ("ROE") of Whitney Holding Corporation (the "Company") for calendar years _____, _____, and _____, all as set forth more fully in that certain memorandum dated _____, concerning performance driven restricted stock awards ("the Memorandum"), were not satisfied or were exceeded, as the case may be. Such adjustment shall be made by the Committee as of the Lapse Date; the Committee (or its designee) shall provide you with written notice of any reduction or increase in the number of shares subject to the Target Grant, including information concerning the attainment of the performance objectives set forth herein.

         For purposes of this paragraph 2, the Committee possesses the sole discretion to determine whether the performance objectives set forth herein have been attained, including without limitation, the authority to determine the Company's ROE and ROA and the method used to determine peer group performance. In addition, the Committee possesses the authority to modify either the method used to determine attainment of the performance objectives or the number of shares subject to adjustment (provided, however, that the transfer of Common Stock hereunder shall not exceed 200% of the amount of the Target Grant), if the Committee determines such modification is necessary or appropriate to take into account unusual facts and circumstances.

         3. Termination. If your employment with the Company or the Bank (the "Bank") or an affiliate thereof is terminated for any reason, including death, disability or retirement, shares of Common Stock then subject to restriction shall be forfeited; provided, however, that the Committee, in its sole discretion, may elect to modify the forfeiture required under this paragraph 3.

                              Page 69 of 73 Pages

         4. Escrow Requirement. Certificates representing shares of Common Stock shall be issued and registered in your name, but held, together with a stock power endorsed by you in blank, by the Corporation.

         As of the Lapse Date, the Company shall promptly deliver to you shares of Common Stock free of restriction, subject to the adjustment described in paragraph 2 hereof; provided, however, that the Company's obligation to deliver certificates may be postponed, in the sole discretion of the Company, for any period necessary to list, register or otherwise qualify the shares under Federal securities laws or other applicable state securities law, and the Company shall have the right to collect, as a condition of delivery of shares of Common stock hereunder, any taxes required by law to be withheld.

         5. Employment Rights. Neither this letter nor the transfer of shares hereunder shall be deemed to confer upon you any right to continue in the employ of the Company or the Bank or an affiliate or interfere, in any manner, with the right of the Company or the Bank or an affiliate thereof to terminate your employment, whether with or without cause.

         6. Additional Requirements. Shares of Common Stock issued hereunder shall be subject to such legends as the Committee, in its sole discretion, deems necessary or appropriate to implement the restrictions imposed hereunder or comply with applicable Federal or state securities laws. In connection therewith and prior to the issuance of such shares, you may be required to deliver to the Committee or the Company such documents as the Committee or the Company deems necessary or appropriate to ensure compliance with applicable law.

         7. Rights as a Shareholder. During the period commencing as of the date hereof and ending as of the Lapse Date, you shall be entitled to vote shares and receive dividends with respect to shares subject to the Target Grant.

         8. Plan Provisions. The issuance of Common Stock hereunder shall be subject to such additional terms and conditions as may be imposed under the terms of the Plan, including the Memorandum, in addition to the terms and conditions of this agreement. By execution of this agreement, you acknowledge that you have reviewed and read a copy of the Plan, the Memorandum, and that any determination by the Committee taken in good faith with respect to the Plan or any grant or award hereunder or this agreement.

                                         Very truly yours,
                                         WHITNEY HOLDING CORPORATION



                                         BY:
                                            ------------------------------------
                                         William L. Marks, Chairman of the Board
                                         and Chief Executive Officer

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

                              Page 70 of 73 Pages

Exhibit 10.9b

                           WHITNEY HOLDING CORPORATION

Re:     Long Term Incentive Plan
        NOTICE AND ACCEPTANCE OF GRANTS OF STOCK OPTIONS
        ------------------------------------------------

Dear _________:

         The Compensation Committee (the "Committee") of the Whitney Holding Corporation (the "Company") Long Term Incentive Plan (the "Plan") has granted to you an incentive stock option which is the right to purchase shares of no par value voting common stock issued by the Company (the "Common Stock"), subject to certain conditions. This letter is intended to constitute notice of the terms and conditions applicable to such grant and your acknowledgment of and agreement to be bound by the terms and conditions set forth below.

         1. Grant. The Corporation hereby grants to you the incentive stock options to purchase _______ shares and a non-statutory option to purchase _______ shares each at a price of _____ per share, which is the fair market value of the shares as of the date thereof.

         2. Time of Exercise. This option shall be exercisable only while you are an employee of the Company or Whitney National Bank (the "Bank"). The option shall be exercisable no sooner than six months and one day from the date of the grant, _____, or later than ten years after the date of the grant.

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

         3. Method of Exercise. The option, to the extent exercisable, shall be exercised, in whole or part, by providing written notice to the Company care of the Chief Executive Officer or their designee, which notice shall designate the number of shares of Common Stock to be purchased and shall be accompanied by the full purchase price for the shares. The purchase price for the shares may be paid in cash, certified or uncertified check, bank draft, or in the form of mature shares of common stock. For this purpose, a mature share is a share purchased on the open market, acquired by a third party or held for more than six months.

         Delivery of certificates representing the purchased shares of Common Stock shall be made by the Company promptly after receipt of notice of exercise and payment; provided, however, that the Company's obligation to deliver certificates may be postponed, in the sole discretion of the Committee or the Company, for any period necessary to list, register or otherwise qualify the purchased shares under Federal securities laws or any applicable state securities law, and the Company shall have the right to collect, as a condition of delivery shares of Common Stock hereunder, any taxes required by law to be withheld.

         4. No Assignment. This option shall not be subject in any manner to sale, transfer, pledge, assignment or other encumbrance or disposition, whether by operation of law or otherwise and whether voluntarily or involuntarily, except by will or the laws of descent and distribution.

         5. Employment Rights. Neither this letter, nor the grant of the option hereunder, nor the exercise of such option shall be deemed to confer upon you any right to continue in the employment of the Company or the Bank or interfere, in any manner, with the right of the Company or the Bank to terminate your employment, whether with or without cause, in its sole discretion.

                              Page 71 of 73 Pages

         6. Additional Requirements. Common Stock acquired by you on the exercise of an option hereunder shall be subject to such legends as the Committee or the Company, in its sole discretion, deems appropriate to comply with applicable Federal or state Securities laws. In connection therewith and prior to the issuance of such shares, you shall be required to deliver to the Company such other documents as may be reasonably required to ensure compliance with applicable Federal or state securities laws.

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

                                         Very truly yours,
                                         WHITNEY HOLDING CORPORATION



                                         BY:
                                            ------------------------------------
                                         William L. Marks, Chairman of the Board
                                         and Chief Executive Officer

                          ACKNOWLEDGMENT AND AGREEMENT
                          ----------------------------

         By execution of this letter, I agree that the options and the shares of Common Stock transferred upon exercise of the option shall be governed by and are subject to the foregoing terms and conditions and the provisions of the Plan.

                                                   -----------------------------


                                                   -----------------------------
                                                   Date

                              Page 72 of 73 Pages

Exhibit 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our report in this Form 10-K, into Whitney Holding Corporation's previously filed Registration Statements on Form S-3 (File Nos. 33-52999, 33-55307 and 333-75676) and Form S-8 (File Nos. 333-56024, as amended,
333-68506,  333-30257  and  333-51065).

/s/ Arthur Andersen LLP

New Orleans, Louisiana
March 18, 2002


                              Page 73 of 73 Pages