Form 10-Q
period 2002-03-31
WHITNEY HOLDING CORP
filed 2002-05-15
CIK 106926

May 15, 2002


Securities and Exchange Commission
450 Fifth St., N.W.
Judiciary Plaza
Washington, D.C.  20549-1004

Via Edgar Electronic Filing System

                                                       In Re: File Number 0-1026

Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Whitney Holding Corporation (the "Company") is the Company's Report on Form 10-Q for the period ended March 31, 2002.

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

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002      Commission file number 0-1026


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
   (State of incorporation)                  (I.R.S. Employer
                                            Identification No.)


                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X  No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at April 30, 2002
         -----                             -----------------------------
Common Stock, no par value                          39,805,698


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

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
                                 WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                                       March 31       December 31
   (dollars in thousands)                                                                 2002            2001
-----------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from financial institutions                                          $  200,823       $  271,512
   Investment in securities
        Securities available for sale                                                 1,637,647        1,440,527
        Securities held to maturity, fair values of  $176,552 and $195,712,
           respectively                                                                 173,386          191,813
-----------------------------------------------------------------------------------------------------------------
           Total investment in securities                                             1,811,033        1,632,340
   Federal funds sold and short-term investments                                        381,097          494,908
   Loans, net of unearned income                                                      4,379,030        4,554,538
        Reserve for possible loan losses                                                (71,669)         (71,633)
-----------------------------------------------------------------------------------------------------------------
           Net loans                                                                  4,307,361        4,482,905
-----------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                          160,642          167,419
   Goodwill                                                                              69,164           68,952
   Other intangible assets                                                               33,192           34,653
   Accrued interest receivable                                                           34,129           32,461
   Other assets                                                                          71,607           58,500
-----------------------------------------------------------------------------------------------------------------
             Total assets                                                            $7,069,048       $7,243,650
-----------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                               $1,580,326       $1,634,258
   Interest-bearing deposits                                                          4,260,714        4,315,902
-----------------------------------------------------------------------------------------------------------------
            Total deposits                                                            5,841,040        5,950,160
-----------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                                430,312          511,517
   Accrued interest payable                                                              13,699           14,946
   Accrued expenses and other liabilities                                                56,928           49,139
-----------------------------------------------------------------------------------------------------------------
             Total liabilities                                                        6,341,979        6,525,762
-----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 39,725,136 and 39,667,248 shares, respectively                             2,800            2,800
   Capital surplus                                                                      157,677          154,397
   Retained earnings                                                                    567,608          556,241
   Accumulated other comprehensive income                                                 5,065           10,104
   Treasury stock at cost -  660 shares in 2002                                             (50)               -
   Unearned restricted stock compensation                                                (6,031)          (5,654)
-----------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                 727,069          717,888
-----------------------------------------------------------------------------------------------------------------
              Total liabilities and shareholders' equity                             $7,069,048       $7,243,650
-----------------------------------------------------------------------------------------------------------------
   The  accompanying  notes are an integral part of these financial  statements.
   Share data gives  effect to the 3-for-2  stock  split  effective April 9, 2002.

                                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                          2002                2001
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                        $ 70,387            $ 93,495
  Interest and dividends on investments
    Mortgage-backed securities                                                        12,833               7,751
    U.S. agency securities                                                             6,359               9,587
    Obligations of states and political subdivisions                                   1,782               2,152
    U.S. Treasury securities                                                           1,320               1,717
    Other securities                                                                     583                 604
  Interest on federal funds sold and short-term investments                            2,419               1,515
-----------------------------------------------------------------------------------------------------------------
    Total interest income                                                             95,683             116,821
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                                21,947              42,813
  Interest on short-term borrowings                                                    1,129               6,069
-----------------------------------------------------------------------------------------------------------------
    Total interest expense                                                            23,076              48,882
-----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                   72,607              67,939
PROVISION FOR POSSIBLE LOAN LOSSES                                                     3,000               2,500
-----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                                                69,607              65,439
-----------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                                                  9,545               7,821
  Credit card income                                                                   1,856               3,926
  Trust service fees                                                                   2,257               2,461
  Secondary mortgage market operations                                                 2,050               1,052
  Other noninterest income                                                             4,661               8,684
  Securities transactions                                                                  -                  37
-----------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                          20,369              23,981
-----------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                                               25,706              26,366
  Employee benefits                                                                    5,268               4,927
-----------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                           30,974              31,293
  Equipment and data processing expense                                                5,374               6,914
  Net occupancy expense                                                                5,056               5,170
  Credit card processing services                                                        499               2,544
  Telecommunication and postage                                                        2,101               2,152
  Legal and professional fees                                                          1,378               3,091
  Amortization of intangibles                                                          1,461               1,820
  Ad valorem taxes                                                                     1,877               1,764
  Other noninterest expense                                                            8,257               8,126
-----------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                         56,977              62,874
-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                            32,999              26,546
INCOME TAX EXPENSE                                                                    10,907               7,980
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $ 22,092            $ 18,566
-----------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                                             $    .56            $    .47
  Diluted                                                                           $    .55            $    .47
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                           39,740,776          39,412,601
  Diluted                                                                         40,166,142          39,530,540
-----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
Share and per share data give effect to the 3-for-2  stock  split  effective  April 9, 2002.

                                    WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     Accumulated             Unearned
                                                                                       Other                Restricted
                                                  Common     Capital     Retained   Comprehensive  Treasury    Stock
(dollars in thousands, except per share data)      Stock     Surplus     Earnings      Income        Stock  Compensation    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                      $ 2,800    $158,083    $521,220      $ 1,657     $(13,680)  $(4,316)     $665,764
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                          -           -      18,566            -            -         -        18,566
    Other comprehensive income:
      Cumulative effect of accounting change            -           -           -       (4,175)           -         -        (4,175)
      Unrealized net holding gain on securities,
        net of reclassification adjustments and taxes   -           -           -       10,958            -         -        10,958
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                            -           -      18,566        6,783            -         -        25,349
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.25 per share                        -           -      (9,979)           -            -         -        (9,979)
  Cash dividends, pooled entity                         -           -        (202)           -            -         -          (202)
  Stock sold to dividend reinvestment and
     employee retirement plans                          -          50           -            -          702         -           752
  Long-term incentive plan stock activity:
    Restricted grants and related activity              -       1,126           -            -            -      (332)          794
    Options exercised                                   -          42           -            -            -         -            42
  Treasury stock issued in pooling
    business combination                                -     (12,978)          -            -       12,978         -             -
  Stock options from pooled entities exercised          -         146           -            -            -         -           146
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                         $ 2,800    $146,469    $529,605      $ 8,440     $      -   $(4,648)     $682,666
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                      $ 2,800    $154,397    $556,241      $10,104     $      -   $(5,654)     $717,888
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                          -           -      22,092            -            -         -        22,092
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments and taxes   -           -           -       (5,039)           -         -        (5,039)
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                            -           -      22,092       (5,039)           -         -        17,053
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.27 per share                        -           -     (10,725)           -            -         -       (10,725)
  Stock sold to dividend reinvestment and
     employee retirement plans                          -         360           -            -            -         -           360
  Long-term incentive plan stock activity:
    Restricted grants and related activity              -       1,666           -            -          (94)     (377)        1,195
    Options exercised                                   -       1,129           -            -            -         -         1,129
  Directors' compensation plan stock activity           -           5           -            -           44         -            49
  Stock options from pooled entities exercised          -         120           -            -            -         -           120
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                         $ 2,800    $157,677    $567,608      $ 5,065     $    (50)  $(6,031)     $727,069
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.
Per share data gives effect to the 3-for-2  stock  split  effective  April 9, 2002.

                                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Three Months Ended
                                                                                                         March 31
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                           2002             2001
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                     $ 22,092          $ 18,566
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                                  4,534             4,924
      Amortization of purchased intangibles                                                         1,461             1,820
      Restricted stock compensation earned                                                          1,195               794
      Securities discount accretion, net of premium amortization                                      620              (112)
      Provision for possible loan losses                                                            3,000             2,500
      Provision for losses on foreclosed assets                                                        38                20
      Net gains on sales and other dispositions of foreclosed assets                                  (18)              (41)
      Net (gains) losses on sales and other dispositions of surplus property                           66            (2,622)
      Net gains on sales of investment securities                                                       -               (37)
      Deferred tax benefit                                                                         (1,175)           (2,778)
      Increase in accrued income taxes                                                              8,410            10,083
      Increase in accrued interest receivable and prepaid expenses                                 (6,338)           (1,554)
      Increase (decrease) in accrued interest payable and other accrued expenses                   (2,933)            1,888
----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                  30,952            33,451
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                               18,305            49,552
  Proceeds from maturities of investment securities available for sale                            105,340           259,903
  Proceeds from sales of investment securities available for sale                                     330            16,127
  Purchases of investment securities available for sale                                          (311,023)         (281,432)
  Net decrease in loans                                                                           171,302            88,846
  Net (increase) decrease in federal funds sold and short-term investments                        113,811          (299,987)
  Proceeds from sales of foreclosed assets                                                            361                99
  Proceeds from sales of surplus banking property                                                   1,479             2,743
  Purchases of bank premises and equipment                                                         (2,240)           (3,058)
  Other, net                                                                                          156                15
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                            97,821          (167,192)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in transaction account and savings account deposits                                 42,414            60,659
  Net increase (decrease) in time deposits                                                       (151,534)           70,390
  Net decrease in short-term borrowings                                                           (81,205)          (42,282)
  Proceeds from issuance of common stock                                                            1,437               947
  Cash dividends                                                                                  (10,574)           (8,775)
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                          (199,462)           80,939
----------------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                         (70,689)          (52,802)
    Cash and cash equivalents at beginning of period                                              271,512           273,121
----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                                  $ 200,823         $ 220,319
----------------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                              $  94,015         $ 119,909

Cash paid during the period for:
   Interest expense                                                                              $ 24,323          $ 45,233
   Income taxes                                                                                     2,900               800
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                     - 4 -

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries (the "Company" or "Whitney.") All significant intercompany balances and transactions have been eliminated. The Company reports the balances and results of operations from businesses acquired in purchase transactions from the respective acquisition dates. Certain financial information for prior periods has been reclassified to conform to the current presentation.

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

         Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2001 annual report on Form 10-K.

         In the first quarter of 2002, Whitney declared a 3-for-2 split of its common stock that was effective April 9, 2002. All share and per share data in this quarterly report give effect to this stock split.

NOTE 2 - EARNINGS PER SHARE

         The components used to calculate basic and diluted earnings per share were as follows:

--------------------------------------------------------------------------------
                                                     Three Months Ended March 31
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)            2002               2001
--------------------------------------------------------------------------------
Numerator:
     Net income                                       $22,092            $18,566
     Effect of dilutive securities                          -                  -
--------------------------------------------------------------------------------
     Numerator for diluted earnings per share         $22,092            $18,566
--------------------------------------------------------------------------------
Denominator:
     Weighted-average shares outstanding           39,740,776         39,412,601
     Effect of dilutive stock options                 425,366            117,939
--------------------------------------------------------------------------------
     Denominator for diluted earnings per share    40,166,142         39,530,540
--------------------------------------------------------------------------------
Earnings per share:
     Basic                                               $.56               $.47
     Diluted                                             $.55               $.47
--------------------------------------------------------------------------------
Antidilutive stock options                            232,875            672,125
--------------------------------------------------------------------------------

NOTE 3 - MERGERS AND ACQUISITIONS

         In late October, 2001, Whitney purchased Redstone Financial, Inc. and its subsidiary bank, Northwest Bank, N.A., for cash of approximately $34 million. Northwest had two offices in Houston, Texas with approximately $170 million in total assets, including $74 million in loans, and $145 million in deposits. Applying purchase accounting to this transaction, the Company recorded approximately $25 million in intangible assets, with $7.5 million assigned to the value of deposit relationships with an eight-year life and the remainder to goodwill. These acquired operations first impacted the Company's financial results in the fourth quarter of 2001. The pro forma impact of this acquisition on Whitney's results of operations is insignificant.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

         Whitney has recognized certain intangible assets in connection with its purchase business combinations. Identifiable intangible assets acquired by the Company have mainly represented the value of the deposit relationships purchased in these transactions. Goodwill represents the purchase price premium over the fair value of the net assets of an acquired business, including identifiable intangible assets. In certain banking-industry acquisitions, current accounting principles require the recognition of an unidentifiable intangible asset separate from goodwill, even though it arises from the same sources as goodwill.

         As is discussed in Note 7, in accordance with a new accounting standard, there is no goodwill amortization beginning in 2002. The following table shows net income and earnings per share adjusted to show the impact of the elimination of goodwill amortization.

--------------------------------------------------------------------------------
                                                     Three Months Ended March 31
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2002             2001
--------------------------------------------------------------------------------
Net income                                              $22,092          $18,566
Eliminate goodwill amortization, net of tax                   -              809
--------------------------------------------------------------------------------
     Adjusted net income                                $22,092          $19,375
--------------------------------------------------------------------------------
Basic earnings per share                                   $.56             $.47
Effect of eliminating goodwill amortization                   -              .02
--------------------------------------------------------------------------------
     Adjusted basic earnings per share                     $.56             $.49
--------------------------------------------------------------------------------
Diluted earnings per share                                 $.55             $.47
Effect of eliminating goodwill amortization                   -              .02
--------------------------------------------------------------------------------
     Adjusted diluted earnings per share                   $.55             $.49
--------------------------------------------------------------------------------

         Beginning in 2002, goodwill must be tested for impairment at least annually. The initial assessment required by the new accounting standard will be completed by June 30, 2002. No indication of goodwill impairment was identified in a preliminary initial assessment.

         Amortization of other intangible assets totaled $1.5 million in the first quarter of 2002. The following shows estimated amortization expense for the year ending December 31, 2002 and the five succeeding years calculated based on current amortization schedules.

(dollars in thousands)
-----------------------------------------------------
2002                                         $ 5,846
2003                                           5,332
2004                                           5,152
2005                                           5,113
2006                                           5,107
2007                                           4,419
-----------------------------------------------------

NOTE 5 - CONTINGENCIES

         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition or results of operations.

NOTE 6 - INCOME TAXES

         In January 2001, Whitney acquired a bank that had elected to be taxed under Subchapter S of the Internal Revenue Code. Under this election, the bank was not subject to income tax at the corporate level and reported no income tax expense; rather, its shareholders were taxed on their proportionate shares of corporate taxable income.

         The acquisition by the Company, which was accounted for as a pooling of interests, terminated the Subchapter S election, and income tax expense has been provided for earnings derived from the acquired banking operations subsequent to that date. In addition, the Company recorded a net deferred tax asset, and a corresponding deferred tax benefit, of approximately $1 million in the first quarter of 2001 to reflect the expected tax effects of the resolution of temporary differences between the tax bases of the acquired bank's assets and liabilities and their reported amounts that had accumulated through the termination date.

NOTE 7 - ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under this new accounting standard, goodwill is no longer amortized, although amortization continued for existing goodwill through the end of 2001. Beginning in 2002, goodwill is subject to at least an annual assessment for impairment. In transitioning to this new guidance, the Company must assess by the end of the second quarter of 2002 whether there is an indication that goodwill in any reporting unit is impaired at the date of adoption. If impairment is indicated, then as soon as possible, but before the end of 2002, the Company must compare the implied fair value of the goodwill in that reporting unit with the carrying amount of the goodwill, both of which would be measured as of the adoption date. Any transitional impairment loss would be recognized in the Company's statement of operations as the cumulative effect of a change in accounting principle.
Impairment losses identified after the transition period are charged to operating expense.

         Under SFAS No. 142, identifiable intangible assets other than goodwill continue to be amortized over their estimated useful lives to their estimated residual values, if any. They are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                                            WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                     SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------
                                                      2002                                      2001
                                                 ---------------  ------------------------------------------------------------------
(dollars in thousands, except per share data)     First Quarter   Fourth Quarter    Third Quarter    Second Quarter    First Quarter
------------------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                       $7,069,048       $7,243,650       $6,878,148      $6,807,256         $6,769,959
  Earning assets                                      6,571,160        6,681,786        6,361,118       6,283,248          6,254,464
  Loans                                               4,379,030        4,554,538        4,509,222       4,533,439          4,513,617
  Investment in securities                            1,811,033        1,632,340        1,644,378       1,483,247          1,425,590
  Deposits                                            5,841,040        5,950,160        5,566,192       5,521,365          5,463,523
  Shareholders' equity                                  727,069          717,888          717,568         690,351            682,666
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                       $7,242,746       $7,034,722       $6,825,004      $6,813,065         $6,649,303
  Earning assets                                      6,690,593        6,503,952        6,306,997       6,290,430          6,108,016
  Loans                                               4,425,412        4,539,401        4,488,933       4,503,302          4,531,536
  Investment in securities                            1,695,498        1,652,379        1,548,679       1,435,530          1,462,082
  Deposits                                            5,951,971        5,726,667        5,548,850       5,548,425          5,366,320
  Shareholders' equity                                  731,120          725,826          702,134         689,272            674,556
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                       $95,683         $101,904         $109,792        $112,628           $116,821
  Interest expense                                       23,076           29,252           38,853          44,362             48,882
  Net interest income                                    72,607           72,652           70,939          68,266             67,939
  Net interest income (TE)                               73,833           73,944           72,258          69,628             69,331
  Provision for possible loan losses                      3,000            6,500            8,000           2,500              2,500
  Noninterest income, excluding securities transactions
    and merger-related items                             20,369           20,282           25,002          21,816             22,857
  Securities transactions                                     -               96                -              32                 37
  Noninterest expense, excluding merger-related items    56,977           55,996           58,866          60,094             57,962
  Merger-related items (net expense)                          -              648                -             626              3,825
  Net income                                             22,092           19,796           19,356          18,102             18,566
  Net income before tax-effected merger-related items    22,092           20,217           19,356          18,511             20,266
------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                 1.24%            1.12%            1.13%           1.07%             1.13%
  Return on average assets before
    tax-effected merger-related items                      1.24             1.14             1.13            1.09              1.24
  Return on average shareholders' equity                  12.25            10.82            10.94           10.53             11.16
  Return on average shareholders' equity before
    tax-effected merger-related items                     12.25            11.05            10.94           10.77             12.18
  Net interest margin                                      4.45             4.52             4.56            4.43              4.58
  Average loans to average deposits                       74.35            79.27            80.90           81.16             84.44
  Efficiency ratio before merger-related items            60.48            59.43            60.52           65.72             62.87
  Reserve for possible loan losses to loans                1.64             1.57             1.45            1.37              1.37
  Nonperforming assets to loans plus foreclosed assets
    and surplus property                                   1.05              .76              .70             .73               .65
  Average shareholders' equity to average assets          10.09            10.32            10.29           10.12             10.14
  Shareholders' equity to total assets                    10.29             9.91            10.43           10.14             10.08
  Leverage ratio                                           8.68             8.72             9.11            8.92              8.97
------------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
    Basic                                                $  .56           $  .50           $  .49          $  .46            $  .47
    Basic before tax-effected merger-related items          .56              .51              .49             .47               .51
    Diluted                                                 .55              .49              .48             .46               .47
    Diluted before tax-effected merger-related items        .55              .50              .48             .47               .51
  Dividends
    Cash dividends per share                             $  .27           $  .27           $  .25          $  .25            $  .25
    Dividend payout ratio                                 48.55%           53.40%           51.83%          55.32%            54.84%
  Book Value Per Share                                   $18.30           $18.10           $18.12          $17.46            $17.33
  Trading Data
    High closing price                                   $34.50           $31.27           $32.56          $31.27            $27.58
    Low closing price                                     29.13            26.17            26.84           25.67             24.00
    End-of-period closing price                           33.24            29.23            28.67           31.27             26.38
    Trading volume                                    2,958,102        3,187,866        3,230,252       4,097,418         3,449,813
  Average Shares Outstanding
    Basic                                            39,740,776       39,676,092       39,626,288      39,484,184        39,412,601
    Diluted                                          40,166,142       40,114,289       40,071,824      39,618,533        39,530,540
------------------------------------------------------------------------------------------------------------------------------------
Share and per share data give effect to the 3-for-2 stock split effective April 9, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries ( the "Company" or "Whitney") and on their results of operations during the first quarters of 2002 and 2001. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the "Bank.") This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company's 2001 annual report on Form 10-K.

         The Company reports the balances and results of operations from businesses acquired in purchase transactions from the respective acquisition dates. Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW

         Whitney earned $.56 per share, or $22.1 million, in the first quarter of 2002, a 10% increase over earnings, before tax-effected merger-related items, of $.51 per share, or $20.3 million, in the first quarter of 2001. Including the impact of merger-related items, first quarter 2001 net income was $.47 per share, or $18.6 million. Return on average assets was 1.24% for the first quarter of 2002 and return on average shareholders' equity was 12.25%. For the first quarter of 2001, these returns, before merger-related items, were 1.24% and 12.18%, respectively. All share and per share information in this quarterly report on Form 10-Q give effect to the three-for-two stock split that was effective April 9, 2002.

         In accordance with new accounting standards issued in 2001, the amortization of goodwill ceased completely beginning in 2002. The amortization of other intangible assets purchased in business combinations continues. Comparative earnings information excluding the after-tax effect of the amortization of goodwill is presented in Note 4 to the consolidated financial statements.

         Selected highlights from the first quarter's results follow:

o Net interest income (TE) increased 6%, or $4.5 million, from the first quarter of 2001, as average earning assets grew 10% on strong growth in funding sources. The mix of funding sources in 2002's first quarter continued to be favorably impacted by the increase in overall liquidity and corresponding greater demand for deposit products that began in 2001. With continued reduced loan demand, however, the mix of earning assets trended further toward investment vehicles with a smaller spread to the cost of funds. Short-term rates were relatively stable in the first quarter of 2002, after having declined steeply during 2001. Whitney's net interest margin (TE) of 4.45% in the first quarter of 2002 was 13 basis points below the year-earlier quarter.

o Noninterest income, excluding securities transactions and merger-related items, decreased 11% from the first quarter of 2001. Whitney's sale of its agreements to process merchants' credit card transactions in 2001's third quarter reduced first quarter 2002 noninterest income by approximately $2.3 million and noninterest expense by approximately $2.1 million. Adjusting for the impact of the merchant business sale and excluding net gains on surplus banking property sales in 2001's first quarter, noninterest income was 13%, or $2.3 million, higher than in the year-earlier quarter. Income from service charges on deposit accounts increased 22%, or $1.7 million, and income from secondary mortgage market operations was up $1.0 million, double the level in the first quarter of 2001.

o Noninterest expense declined 2% compared to the first quarter of 2001, excluding merger-related costs. Adjusting for the impact of the merchant business sale, noninterest expense would have shown an increase of only 2%, or $1.1 million. Total personnel expense increased 6%, or $1.7 million. Amortization of purchased intangibles decreased $.4 million compared to the year-earlier quarter, with the impact of the elimination of goodwill amortization partly offset by amortization of the deposit relationship intangible purchased in 2001's fourth quarter and other adjustments.

o Whitney provided $3.0 million for possible loan losses in the first quarter of 2002, compared to $2.5 million in 2001's first quarter. Net charge-offs were $3.0 million in the first quarter of 2002, compared to $1.0 million in the year-earlier quarter. Nonperforming assets totaled $45.9 million at March 31, 2002, or 1.05% of loans plus foreclosed assets and surplus bank property, compared to $29.2 million, or .65%, at March 31, 2001. The reserve for possible loan losses was 1.64% of total loans at March 31, 2002, compared to 1.37% a year earlier.

FORWARD-LOOKING STATEMENTS
         This discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to, comments about the sensitivity of Whitney's net interest margin to changing market interest rate environments, comments regarding the expected growth rate of the loan portfolio, statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, and comments about possible future benefits to be derived from the alliance Whitney formed to provide credit card sale processing services to its merchant customers. It is important to note that actual results and benefits realized may differ materially from those projected. Factors that could affect actual results and potential benefits include, among others, the actual timing and extent of future interest rate movements, trends in Whitney's earning assets and sources of funds, the level of success of asset/liability management strategies implemented, changes in economic conditions in Whitney's market area, and trends in credit card sale activity in Whitney's market area and the success of ongoing customer development and retention efforts by the alliance. Other important factors that could affect actual future results and conditions are described in other reports that the Company files with the Securities and Exchange Commission. Whitney undertakes no obligation to update any forward-looking statement included in this discussion, whether as a result of new information, future events or developments, or for any other reason.

FINANCIAL CONDITION

LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES
         Growth in the loan portfolio during 2001 was restricted by several factors, including a generally moderating level of economic activity and uncertainty regarding future economic conditions, a rate environment that offered developers favorable permanent financing opportunities and encouraged home owners to refinance, and management's decision to continue selling new production of retail mortgage loans in the secondary market. Average loans in the first quarter of 2002 were 2%, or $106 million, lower than the first quarter of 2001. Although some positive trends in underlying conditions have been evident in the first quarter of 2002, a return to significant portfolio growth is not anticipated in the near term.

         The total of commercial loans, including those secured by real property, increased less than 1%, or approximately $26 million, on average over 2001's first quarter.

         The commercial real estate portfolio, which includes loans secured by properties used in commercial or industrial operations, was little changed, having increased only $7 million on average over the first quarter of 2001. Growth in the commercial real estate portfolio has been limited by developers taking advantage of permanent financing opportunities in a favorable rate environment and a moderating pace of new project development in the face of a slowdown in the general economy and heightened economic uncertainty. In recent years, activity in this portfolio segment has been mainly driven by apartment and condominium projects, particularly in the eastern Gulf Coast region, development of retail, small office and commercial facilities throughout Whitney's market area, and hotel and other hospitality industry projects, largely in the New Orleans metropolitan area.

         Commercial loans other than those secured by real property increased approximately $19 million on average over 2001's first quarter. There have been no major changes in the concentration mix of this portfolio category from year-end 2001. Outstanding balances under participations in syndicated loan commitments grew to $234 million at the end of 2002's first quarter from approximately $200 million at the end of 2001, with most of this increase related to the oil and gas industry. All of these syndicated loans are with customers operating in Whitney's market area.

         The impact of refinancings and the continuing policy of selling most retail mortgage production is evident in a 14%, or $127 million, decrease in average retail mortgage loans from 2001's first quarter. Loans to individuals were essentially stable on average between the first quarters of 2002 and 2001.

         Table 1 shows loan balances at March 31, 2002 and at the end of the four prior quarters. The decrease in the commercial category from the end of 2001 to the end of the first quarter of 2002 was partly related to year-end seasonal factors. A slower pace of retail mortgage originations flowing through the secondary mortgage market pipeline accounted for approximately half of the $80 million decrease in the retail mortgage portfolio from year-end 2001.


TABLE 1.  LOANS
------------------------------------------------------------------------------------------------------------------
                                              2002                                2001
-----------------------------------------------------  -----------------------------------------------------------
(dollars in thousands)                     March 31      December 31    September 30      June  30      March  31
------------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans                   $ 1,753,979     $ 1,852,497     $1,806,218    $ 1,775,708    $ 1,749,991
Real estate loans - commercial
    and other                              1,568,782       1,576,817      1,543,307      1,548,386      1,558,381
Real estate loans - retail mortgage          740,448         820,808        857,701        907,441        899,378
Loans to individuals                         315,821         304,416        301,996        301,904        305,867
------------------------------------------------------------------------------------------------------------------
    Total loans                          $ 4,379,030     $ 4,554,538    $ 4,509,222    $ 4,533,439    $ 4,513,617
------------------------------------------------------------------------------------------------------------------

TABLE 2.  SUMMARY OF ACTIVITY IN THE RESERVE FOR POSSIBLE LOAN LOSSES
---------------------------------------------------------------------------------------------------------------
                                                                                  First             First
                                                                                 Quarter           Quarter
(dollars in thousands)                                                             2002              2001
---------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                                               $71,633           $61,017
Reserves on loans transferred to held for sale                                         -              (630)
Provision for possible loan losses                                                 3,000             2,500
Loans charged to the reserve:
   Commercial, financial and agricultural                                         (3,006)           (1,070)
   Real estate                                                                      (362)              (41)
   Loans to individuals                                                             (996)           (1,395)
---------------------------------------------------------------------------------------------------------------
      Total charge-offs                                                           (4,364)           (2,506)
---------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural                                            614               867
   Real estate                                                                       336               247
   Loans to individuals                                                              450               351
---------------------------------------------------------------------------------------------------------------
      Total recoveries                                                             1,400             1,465
---------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                   (2,964)           (1,041)
---------------------------------------------------------------------------------------------------------------
Balance at the end of period                                                     $71,669           $61,846
---------------------------------------------------------------------------------------------------------------
Ratios:
   Net annualized charge-offs to average loans                                       .27%              .09%
   Gross annualized charge-offs to average loans                                     .39               .22
   Recoveries to gross charge-offs                                                 32.08             58.46
   Reserve for possible loan losses to loans
     at end of period                                                               1.64              1.37
---------------------------------------------------------------------------------------------------------------

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the size of the reserve for possible loan losses, and changes in this ongoing evaluation over time are reflected in the provision for possible loan losses charged to operating expense. Table 2 above compares first quarter 2002 activity in the reserve for possible loan losses with the first quarter of 2001. Table 3 below shows total nonperforming assets at March 31, 2002 and at the end of the preceding four quarters.

TABLE 3.  NONPERFORMING ASSETS

-----------------------------------------------------------------------------------------------------------------------
                                                      2002                               2001
-----------------------------------------------------------------------------------------------------------------------
                                                      March        December    September        June          March
(dollars in thousands)                                 31             31           30            30            31
-----------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis           $ 42,279      $ 33,412      $ 30,032       $31,655      $ 26,084
Restructured loans                                       371           383           396           408           453
-----------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                          42,650        33,795        30,428        32,063        26,537
Foreclosed assets and surplus property                 3,281           991         1,287         1,022         2,644
-----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                       $ 45,931      $ 34,786      $ 31,715      $ 33,085      $ 29,181
-----------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                $ 6,812       $ 6,916       $ 8,512       $ 6,581       $ 3,500
-----------------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property        1.05 %         .76 %         .70 %         .73 %         .65 %
   Reserve for possible loan losses to
     nonperforming loans                              168.04        211.96        214.77        194.20        233.06
   Loans 90 days past due still accruing to loans        .16           .15           .19           .15           .08
-----------------------------------------------------------------------------------------------------------------------

         The credit risk profile of the Company's customers increased moderately during 2001 and Whitney steadily increased the reserve for possible loan losses as a percent of loans over this period as economic conditions softened and uncertainty increased. At December 31, 2001, the reserve for possible loan losses was 1.57% of total loans compared to 1.33% of total loans a year earlier. Credit risk profiles were on the whole relatively stable in the first quarter of 2002, and the increase in the ratio of reserves to total loans to 1.64% at March 31, 2002, was primarily a function of the lower level of loans outstanding.

         Nonperforming assets increased to 1.05% of loans plus foreclosed assets and surplus bank property at the end of 2002's first quarter, from .76% at year-end 2001, and .65% at March 31, 2001. The $11 million increase from the end of 2001, however, is not indicative of any significant underlying trends relating to industries or markets.

         At March 31, 2002, loans internally classified as having above-normal credit risk totaled $259 million, a decrease of approximately $40 million from December 31, 2001, and $26 million from the end of 2001's first quarter. The decrease from year-end 2001 mainly reflected improved outlooks for two larger credits that had been downgraded during 2001 and had been included in the shared national credit review process by Federal banking regulators. Loans warranting special attention because of risk characteristics that indicate potential weaknesses decreased $43 million during the first quarter of 2002 to a total of $110 million. There was a $6 million decrease, to a total of $128 million, in loans classified as having well-defined weaknesses that, if not corrected, would likely result in some loss. Loans for which full repayment is doubtful, however, increased $10 million to a total of $21 million.

INVESTMENT IN SECURITIES
         At March 31, 2002, total securities were $1.81 billion, compared to $1.63 billion at December 31, 2001 and $1.43 billion at March 31, 2001. The average investment in securities in 2002's first quarter was up 16%, or $233 million, from the first quarter of 2001. Short-term liquidity investments, including federal funds sold, totaled $381 million at the end of 2002's first quarter, compared to $495 million at year-end 2001 and $315 million at March 31, 2001. On average, liquidity investments in the first quarter of 2002 were $455 million, or four times higher than in the year-earlier quarter.

         Strong deposit growth during a period of restrained loan demand led to a significant increase in liquidity during 2001 that has continued into 2002. The components of deposit growth are discussed in the following section. A portion of this liquidity has been directed to the investment portfolio, particularly to mortgage-backed securities with loan-type characteristics and a relatively short duration, based on management's expectations regarding the stability of the funding sources and the near-term prospects for loan demand. The remainder has been directed to short-term liquidity investments.

         In recent years, Whitney had steadily built its investment in securities classified as available for sale, primarily as a means to increase liquidity management flexibility. Effective January 1, 2001, the Company reclassified securities with a carrying value of $528 million, and an unrealized net loss of $6.4 million, as available for sale in connection with the adoption of SFAS No. 133. The unrealized loss at the effective date of the reclassification was reported net of tax in other comprehensive income in the first quarter of 2001. With this reclassification, securities available for sale now constitute approximately 90% of the total investment portfolio. At March 31, 2002, there was an unrealized net gain on securities available for sale totaling $8.0 million. The decrease from an unrealized net gain of $15.8 million at year-end 2001 mainly reflected the impact of a steeper yield curve on fixed income security prices.

DEPOSITS AND SHORT-TERM BORROWINGS
         Average deposits were up 11%, or $586 million, in the first quarter of 2002 compared to the first quarter of 2001. Excluding the impact of deposits associated with bank operations purchased late in 2001, the increase was approximately 8%.

         Deposit growth accelerated in 2001 with the competitive positioning of money market deposit products and greater demand for the safety and liquidity of such products in response to turmoil in the capital markets. Money market deposits grew 45%, or $405 million on average, compared to 2001's first quarter. NOW account deposits were also up strongly over the first quarter of 2001, but a significant part of the 34%, or $209 million, increase was related to an influx of temporary funds from local governmental entities.

         Average noninterest-bearing demand deposits were also higher in 2002's first quarter, having grown 15%, or $214 million, from the first quarter of 2001, including approximately $45 million from acquired operations.

         The steep drop in market interest rates during 2001 led to steadily declining renewal rates for time deposits and a gradual erosion in the level of such deposits that continued into the first quarter of 2002. Total time deposits decreased 14%, or $293 million on average, compared to the first quarter of 2001.

         As overall deposits grew, the Company had little need to access available wholesale short-term funding sources, and short-term borrowings decreased. First quarter 2002 borrowings were on average 8%, or $42 million, below the level in the first quarter of 2001. Virtually all of the $496 million of average short-term borrowings in the first quarter of 2002 reflected customer balances in treasury management products and federal funds purchased from downstream correspondent banks.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         At March 31, 2002, shareholders' equity totaled $727 million compared to $718 million at year-end 2001. The major factors in this $9 million increase were earnings, net of dividends declared, of approximately $11 million, and a $5 million decrease in the tax-effected net unrealized holding gain on securities available for sale.

         The ratios in Table 4 indicate that the Company remained strongly capitalized at March 31, 2002. The regulatory capital ratios for Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency.

TABLE 4.  RISK-BASED CAPITAL AND CAPITAL RATIOS

--------------------------------------------------------------------------------------------
                                                          March 31            December 31
(dollars in thousands)                                      2002                  2001
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                                 $619,648             $ 604,179
Tier 2 regulatory capital                                   62,353                63,878
--------------------------------------------------------------------------------------------
Total regulatory capital                                  $682,001             $ 668,057
--------------------------------------------------------------------------------------------
Risk-weighted assets                                    $4,978,958            $5,102,470
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)                8.68%                 8.72%
   Tier 1 capital to risk-weighted assets                    12.45                 11.84
   Total capital to risk-weighted assets                     13.70                 13.09
   Shareholders' equity to total assets                      10.29                  9.91
--------------------------------------------------------------------------------------------

         During the first quarter, Whitney announced a three-for-two split of its common stock that was effective April 9, 2002, and declared a dividend of $.27 per post-split share. This dividend is comparable to the split-adjusted rate in the fourth quarter of 2001 and represents more than a 6% increase over the $.25 per share split-adjusted dividend declared for the first three quarters of 2001.

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

         On the liability side, liquidity management focuses on growing the base of stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability funding sources in the first quarter of 2002. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first quarters of 2002 and 2001.

         The Bank had over $1.3 billion in unfunded loan commitments outstanding at March 31, 2002, up 4% from 2001's year-end. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations and monitoring the economic value of equity. The net interest income simulations run at the end of 2002's first quarter indicated that Whitney continued to be moderately asset sensitive, similar to its position at year-end 2001. Based on these simulations, net interest income would be expected to increase $10 million, or 3%, and decrease $11 million, or 4%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The actual impact of changing interest rates on net interest income is dependent on many factors including the growth in earning assets, the mix of earning assets and interest-bearing liabilities, the timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Net interest income (TE) for the first quarter of 2002 increased 6%, or $4.5 million, from the first quarter of 2001, and was little changed from the fourth quarter of 2001. Average earning assets increased 10%, or $583 million, over the first quarter of 2001, driven mainly by growth in funding sources. Interest-bearing deposits grew 9% and noninterest-bearing deposits increased 15%. The deployment of these funds in a period of reduced loan demand increased the liquidity of the earning asset mix but lowered its overall yield potential. Funding costs were favorably impacted by a shift in the mix of funding sources, fully offsetting any growth-related increase in interest expense. Whitney continues to be moderately asset sensitive, which implies that its net interest margin could compress in a falling rate environment or widen in a rising rate environment, holding other factors constant. Whitney's net interest margin (TE) of 4.45% in the first quarter of 2002 was 13 basis points below the year-earlier quarter and 7 basis points below the fourth quarter of 2001. Tables 5 and 6 show the components of changes in the Company's net interest income and net interest margin.

         There was a 2% decrease in average loans in the first quarter of 2002 compared to the year-earlier quarter. Average loans declined as a percent of earning assets from 74% in 2001's first quarter to 66% in the most recent quarter. With reduced loan demand and increased liquidity from strong deposit growth, short-term investments grew to close to 9% of average earning assets from 2% in the first quarter of 2001. Deposit growth was partly fueled by an influx of temporary public fund deposits toward the end of 2001 and into 2002.

         Market rates declined steadily throughout 2001, stabilizing in the first quarter of 2002. The average prime rate in the most recent quarter was more than 375 basis points lower than in the first quarter of 2001. Between these quarterly periods, the loan portfolio yield (TE) decreased 191 basis points. With declining loan yields and the shift in the mix of earning assets toward investment alternatives with a smaller spread to the cost of funds, the overall yield on earning assets in 2002's first quarter was 197 basis points lower than the year-earlier quarter.

         The total interest cost of funding earning assets in 2002's first quarter decreased 184 basis points from the first quarter of 2001. Increased liquidity had a favorable impact on the mix of funding sources. The percent of earning assets funded by noninterest-bearing sources grew to almost 28% in the first quarter of 2002 compared with 26% in 2001's first quarter. The favorable impact is also reflected in a decline in the ratio of higher-cost sources of funds to average earning assets to 33% in the most recent quarter from 42% in the first quarter of 2001. Higher-cost funding sources include both short-term borrowings and time deposits. While the cost of short-term borrowings decreased quickly throughout 2001 in response to falling market rates, the maturity structure of fixed rate time deposits was such that the cost of these deposits declined more slowly. As money market rates stabilized in the first quarter of 2002, however, the cost of time deposits continued to decline. The average rate on time deposits in the first quarter of 2002 was 79 basis points lower that 2002's fourth quarter. Over the same period the rate on short-term borrowings decreased by 38 basis points.

TABLE 5.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
                                       First Quarter 2002             Fourth Quarter 2001               First Quarter 2001
------------------------------------------------------------------------------------------------------------------------------------
                                   Average                         Average                           Average
(dollars in thousands)             Balance    Interest  Rate       Balance    Interest   Rate        Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                $4,425,412   $70,653   6.47%    $4,539,401   $ 77,690   6.79%     $4,531,536   $ 93,749   8.38%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities          885,964    12,833   5.79        873,076     12,697   5.82         494,936      7,751   6.26
U.S. agency securities              483,250     6,359   5.26        468,382      6,493   5.55         638,256      9,587   6.01
Obligations of states and
 political subdivisions (TE) (a)    156,102     2,742   7.03        162,048      2,826   6.98         177,048      3,290   7.43
U.S. Treasury securities            118,064     1,320   4.53         97,609      1,353   5.50         114,675      1,717   6.07
Other securities                     52,118       583   4.47         51,264        575   4.49          37,167        604   6.50
------------------------------------------------------------------------------------------------------------------------------------
   Total investment in securities 1,695,498    23,837   5.63      1,652,379     23,944   5.79       1,462,082     22,949   6.28
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments            569,683     2,419   1.72        312,172      1,562   1.99         114,398      1,515   5.37
------------------------------------------------------------------------------------------------------------------------------------
   Total earning assets           6,690,593   $96,909   5.85%     6,503,952   $103,196   6.31%      6,108,016   $118,213   7.82%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                        625,014                         599,621                           603,275
Reserve for possible loan losses    (72,861)                        (68,851)                          (61,988)
------------------------------------------------------------------------------------------------------------------------------------
  Total assets                   $7,242,746                      $7,034,722                        $6,649,303
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits             $  818,098   $ 2,125   1.05%    $  652,987   $  1,686   1.02%     $  609,523   $  2,317   1.54%
Money market deposits             1,298,161     5,183   1.62      1,208,095      6,021   1.98         893,258      8,640   3.92
Savings deposits                    501,394     1,006    .81        480,248      1,143    .94         449,913      2,204   1.99
Other time deposits                 981,800     8,471   3.50      1,061,540     11,517   4.30       1,142,756     16,574   5.88
Time deposits $100,000 and over     754,550     5,162   2.77        807,167      7,182   3.53         886,649     13,078   5.98
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing
    deposits                      4,354,003    21,947   2.04      4,210,037     27,549   2.60       3,982,099     42,813   4.36
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings               495,683     1,129    .92        516,599      1,703   1.31         537,878      6,069   4.58
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
   liabilities                    4,849,686   $23,076   1.93%     4,726,636   $ 29,252   2.46%      4,519,977   $ 48,882   4.39%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
Demand deposits                   1,597,968                       1,516,630                         1,384,221
Other liabilities                    63,972                          65,630                            70,549
Shareholders' equity                731,120                         725,826                           674,556
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
   shareholders' equity          $7,242,746                      $7,034,722                        $6,649,303
------------------------------------------------------------------------------------------------------------------------------------

  Net interest income and
   margin (TE) (a)                            $73,833   4.45%                 $ 73,944   4.52%                  $ 69,331   4.58%
  Net earning assets and spread  $1,840,907             3.92%    $1,777,316              3.85%     $1,588,039              3.43%
  Interest cost of funding
   earning assets                                       1.40%                            1.79%                             3.24%
------------------------------------------------------------------------------------------------------------------------------------
(a) Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Average balance includes  nonaccruing  loans of $34,636,  $30,344 and $24,077, respectively,  in the first  quarter    of
    2002 and the  fourth and first quarters of 2001.

TABLE 6. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a)
----------------------------------------------------------------------------------------------------------------------------
                                                                    First Quarter 2002 Compared to:
                                                    Fourth Quarter 2001                        First Quarter 2001
                                             -------------------------------------------------------------------------------
                                                    Due to                                    Due to
                                                   Change in             Total               Change in            Total
                                             ---------------------      Increase       ----------------------    Increase
(dollars in thousands)                         Volume       Rate       (Decrease)        Volume       Rate      (Decrease)
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
    Loans (TE)(a)                             $(2,419)    $(4,618)      $(7,037)        $(2,149)    $(20,947)    $(23,096)
----------------------------------------------------------------------------------------------------------------------------

    Mortgage-backed securities                    187         (51)          136           5,713         (631)       5,082
    U.S. agency securities                        201        (335)         (134)         (2,137)      (1,091)      (3,228)
    Obligations of states and political
        subdivisions (TE) (a)                    (104)         20           (84)           (375)        (173)        (548)
    U.S. Treasury securities                      238        (271)          (33)             51         (448)        (397)
    Other securities                               10          (2)            8             202         (223)         (21)
----------------------------------------------------------------------------------------------------------------------------
      Total investment in securities              532        (639)         (107)          3,454       (2,566)         888
----------------------------------------------------------------------------------------------------------------------------
    Federal funds sold and
        short-term investments                  1,091        (234)          857           2,570       (1,666)         904
----------------------------------------------------------------------------------------------------------------------------
      Total interest income (TE) (a)             (796)     (5,491)       (6,287)          3,875      (25,179)     (21,304)
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    NOW account deposits                          395          44           439             679         (871)        (192)
    Money market deposits                         385      (1,223)         (838)          3,013       (6,470)      (3,457)
    Savings deposits                               42        (179)         (137)            237       (1,435)      (1,198)
    Other time deposits                          (873)     (2,173)       (3,046)         (2,090)      (6,013)      (8,103)
    Time deposits $100,000 and over              (472)     (1,548)       (2,020)         (1,721)      (6,195)      (7,916)
----------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits            (523)     (5,079)       (5,602)            118      (20,984)     (20,866)
----------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                         (70)       (504)         (574)           (442)      (4,498)      (4,940)
----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                     (593)     (5,583)       (6,176)           (324)     (25,482)     (25,806)
----------------------------------------------------------------------------------------------------------------------------

      Change in net interest income (TE)(a)     $(203)      $  92         $(111)        $ 4,199        $ 303       $4,502
----------------------------------------------------------------------------------------------------------------------------
(a)  Tax-equivalent  (TE) amounts are calculated using a marginal federal income tax rate of 35%.

PROVISION FOR POSSIBLE LOAN LOSSES
         The provision for possible loan losses was $3.0 million for the first quarter of 2002, compared to $2.5 million in the prior year's first quarter. Net charge-offs increased to $3.0 million for the current quarter compared to $1.0 million in the same period last year. Reflecting a moderate increase in the Company's credit risk profile, the reserve for possible loan losses increased to 1.64% of total loans at the end of the most recent quarter compared to 1.37% a year earlier. Future reserve levels and provisions will reflect management's ongoing evaluation, based on established internal policies and practices, of the risk of loss inherent in the portfolio.

         For a discussion of changes in the reserve for possible loan losses, nonperforming assets and general asset quality, see the earlier section on Loans and Reserve for Possible Loan Losses.

NONINTEREST INCOME
         Noninterest income totaled $20.4 million for the first quarter of 2002, a decrease of $3.6 million from the first quarter of 2001. Net gains on sales of surplus banking property and grandfathered assets totaled $3.5 million in the first quarter of 2001, including a merger-related gain of approximately $1.1 million. In the first quarter of 2002 there was a minor net loss on such transactions.

         At the end of 2001's third quarter, Whitney sold its merchant processing agreements to a firm that specializes in this business, while maintaining an interest in the ongoing revenues generated through an alliance formed with the specialist. This move had the impact of reducing noninterest income in the first quarter of 2002 by approximately $2.3 million and noninterest expense by $2.1 million. Over time, the results from the alliance are expected to benefit from the specialist's operating efficiencies and from added growth in the merchant customer base through focused sales management and enhanced customer service. Adjusting for the impact of the merchant business sale, noninterest income was 13%, or $2.3 million, higher than in the year-earlier quarter.

         Quarterly income from service charges on deposit accounts was up 22%, or $1.7 million, in 2002, showing the continued benefits from pricing policy refinements and automated decision tools that were introduced beginning in 2001's second quarter. Lower market rates have also had a favorable impact on deposit service fees by reducing the earnings credit that is allowed as an offset to charges on certain business accounts.

         Income from secondary mortgage market operations was up $1.0 million, or double the level in the first quarter of 2001. Sale volumes in the early part of 2002 continued to benefit from favorable market rates, although production levels have decreased from their peak in the fourth quarter of 2001.

         Other noninterest income, excluding the net gains and losses mentioned earlier, decreased approximately $.5 million. In 2001's first quarter, this income category included a gain of approximately $.9 million on the sale of a significant portion of the student loan portfolio that followed management's decision to shorten the period Whitney holds such loans.

NONINTEREST EXPENSE
         Total noninterest expense was $57.0 million in the first quarter of 2002, a decrease of 2% compared to the $58.0 million total for the first quarter of 2001. The 2001 total excludes $4.9 million of merger-related costs. Adjusting for the impact of the merchant business sale, noninterest expense would have increased 2%, or $1.1 million.

         Total personnel expense in 2002's first quarter was 6%, or $1.7 million, higher than the first quarter of 2001, excluding $2.0 million of merger-related costs in the year-earlier period. Employee compensation increased 5%, or $1.3 million, and employee benefits were up 8%, or $.4 million. Base salaries and the cost of various targeted employee incentive pay plans increased less than 4%, or approximately $.8 million, over the level in 2001's first quarter, including the impact of bank operations purchased in late 2001. The integration of operations of pooled entities acquired in early 2001 allowed the Company to absorb the employees from the fourth quarter acquisition while maintaining a staff level that was virtually unchanged from a year earlier. An increase in stock-based incentive compensation, which fluctuates with changes in Whitney's stock price, led to an overall $.5 million increase in long-term incentive plan expense. Higher costs of providing both retirement and health benefits drove the increase in employee benefits expense.

         Equipment and data processing expense in the first quarter of 2002 was 5%, or $.3 million, less than the level in the year-earlier quarter, excluding $1.2 million of merger-related costs in 2001. Savings from systems integration activities completed in 2001 and close control over capital expenditures have helped offset recurring costs for purchased operations and for applications that support expanded customer services and products and management tools.

         During the first quarter of 2001, the Company expensed $1.9 million for legal and other professional service fees related to merger transactions and associated system integration activities. Excluding these items, professional fees were up 15%, or $.2 million, in the first quarter of 2002, mainly as a result of higher legal fees associated with increased credit issues.

         Amortization of purchased intangibles decreased $.4 million compared to the year-earlier quarter. The $.9 million benefit from the elimination of goodwill amortization in 2002 was partly offset by amortization of the deposit relationship intangible purchased in the Northwest Bank acquisition in 2001's fourth quarter and adjustments to the amortization schedule for certain other purchased intangibles. Based on current schedules, amortization of purchased intangibles other than goodwill will total $5.8 million in 2002. For 2001, total amortization was $7.4 million, including $3.6 million of goodwill amortization of which $2.5 million was not deductible for income tax purposes.

INCOME TAXES
         The Company provided for income tax expense at an effective rate of 33.05% in the first quarter of 2002 compared to a rate of 30.06% in the year-earlier period. In the first quarter of 2001, Whitney recorded a deferred tax benefit of approximately $1 million related to the termination of an acquired bank's Subchapter S election, as discussed in Note 6 to the consolidated financial statements. Whitney's effective rates have been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments.

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

         Exhibit 10.8b - Form of amendment to restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as
         Exhibit 10.8b to the Company's annual report on Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

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

         Exhibit 10.9b - Form of amendment to stock option agreement between Whitney Holding Corporation and certain of its officers (filed as
         Exhibit 10.9b to the Company's annual report on Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

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

         (b) Reports on Form 8-K

                  On a Form 8-K dated January 17, 2002, the registrant reported under Item 5 the release of its financial results for the quarter ended December 31, 2001. The news release covering the financial results was filed as an exhibit under Item 7.

                  On a Form 8-K dated February 27, 2002, the registrant reported under Item 5 the announcement of a three-for-two split of its common stock and a quarterly dividend declaration. The news release covering the announcement was filed as an exhibit under Item 7.

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


                                             May 15, 2002
                                             -----------------------------------
                                                            Date