Form 10-Q
period 2002-06-30
WHITNEY HOLDING CORP
filed 2002-08-14
CIK 106926

WHITNEY HOLDING CORPORATION LETTERHEAD

                           WHITNEY HOLDING CORPORATION

                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130



                                 August 14, 2002

Mr. Jonathan G. Katz
Secretary
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549-0609

Dear Mr. Katz:

         Enclosed please find the Quarterly Report of Whitney Holding Corporation ("Whitney") on Form 10-Q for the period ending June 30, 2002 (the "Report"), which we are hereby submitting for filing with the Securities and Exchange Commission. Each of the undersigned, in the capacities and as of the dates indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Whitney.


Dated:  August 14, 2002                     By:/s/William L. Marks
      ------------------------                 ---------------------------------
                                               William L. Marks
                                               Chairman of the Board and
                                               Chief Executive Officer

Dated:  August 14, 2002                     By:/s/Thomas L. Callicutt, Jr.
      ------------------------                 ---------------------------------
                                               Thomas L. Callicutt, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer

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

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002       Commission file number 0-1026


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
         (State of incorporation)                 (I.R.S. Employer
                                                 Identification No.)


                             228 St. Charles Avenue
                          New Orleans, Louisiana 70130
                    (Address of principal executive offices)

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at July 31, 2002
         -----                                  ----------------------------
Common Stock, no par value                              40,009,791


================================================================================

WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                                                        Page
----------------------------------------------------------------------------------------------------------------

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


----------------------------------------------------------------------------------------------------------------

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


PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                     June 30          December 31
   (dollars in thousands)                                                              2002               2001
-----------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from financial institutions                                         $   225,461      $   271,512
   Investment in securities
        Securities available for sale                                                 1,705,832        1,440,527
        Securities held to maturity, fair values of  $176,217
          and $195,712, respectively                                                    170,023          191,813
-----------------------------------------------------------------------------------------------------------------
           Total investment in securities                                             1,875,855        1,632,340
   Federal funds sold and short-term investments                                        220,541          494,908
   Loans, net of unearned income                                                      4,300,658        4,554,538
        Allowance for loan losses                                                       (71,667)         (71,633)
-----------------------------------------------------------------------------------------------------------------
           Net loans                                                                  4,228,991        4,482,905
-----------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                          158,814          167,419
   Goodwill                                                                              69,164           68,952
   Other intangible assets                                                               31,730           34,653
   Accrued interest receivable                                                           32,551           32,461
   Other assets                                                                          66,186           58,500
-----------------------------------------------------------------------------------------------------------------
             Total assets                                                           $ 6,909,293      $ 7,243,650
-----------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                              $ 1,563,569      $ 1,634,258
   Interest-bearing deposits                                                          4,070,188        4,315,902
-----------------------------------------------------------------------------------------------------------------
            Total deposits                                                            5,633,757        5,950,160
-----------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                                448,845          511,517
   Accrued interest payable                                                              10,997           14,946
   Accrued expenses and other liabilities                                                57,161           49,139
-----------------------------------------------------------------------------------------------------------------
             Total liabilities                                                        6,150,760        6,525,762
-----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 39,980,180 and 39,667,248 shares, respectively                             2,800            2,800
   Capital surplus                                                                      163,713          154,397
   Retained earnings                                                                    580,601          556,241
   Accumulated other comprehensive income                                                19,621           10,104
   Treasury stock at cost                                                                     -                -
   Unearned restricted stock compensation                                                (8,202)          (5,654)
-----------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                 758,533          717,888
-----------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                             $ 6,909,293      $ 7,243,650
-----------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.
   Share data gives effect to the 3-for-2 stock split effective April 9, 2002.

                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                Six Months Ended
                                                                          June 30                         June 30
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                      2002            2001             2002            2001
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                     $69,073        $ 87,679         $139,460         $181,174
  Interest and dividends on investments
    Mortgage-backed securities                                    15,023           9,031           27,856           16,782
    U.S. agency securities                                         5,643           8,188           12,002           17,775
    Obligations of states and political subdivisions               1,646           1,907            3,428            4,059
    U.S. Treasury securities                                       1,637           1,660            2,957            3,377
    Other securities                                                 621             315            1,204              919
  Interest on federal funds sold and short-term investments        1,031           3,848            3,450            5,363
---------------------------------------------------------------------------------------------------------------------------
    Total interest income                                         94,674         112,628          190,357          229,449
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                            18,534          40,287           40,481           83,100
  Interest on short-term borrowings                                  966           4,075            2,095           10,144
---------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                        19,500          44,362           42,576           93,244
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               75,174          68,266          147,781          136,205
PROVISION FOR LOAN LOSSES                                          2,500           2,500            5,500            5,000
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                 72,674          65,766          142,281          131,205
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                              9,598           8,972           19,143           16,793
  Credit card income                                               2,071           4,114            3,927            8,040
  Trust service fees                                               2,345           2,308            4,602            4,769
  Secondary mortgage market operations                             1,850           1,492            3,900            2,544
  Other noninterest income                                         4,356           4,930            9,017           13,614
  Securities transactions                                            426              32              426               69
---------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                      20,646          21,848           41,015           45,829
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                           26,451          26,399           52,157           52,765
  Employee benefits                                                5,628           4,606           10,896            9,533
---------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                       32,079          31,005           63,053           62,298
  Equipment and data processing expense                            4,607           5,492            9,981           12,406
  Net occupancy expense                                            4,867           5,067            9,923           10,237
  Credit card processing services                                    557           2,588            1,056            5,132
  Telecommunication and postage                                    1,951           2,143            4,052            4,295
  Legal and professional fees                                      1,792           1,676            3,170            4,767
  Amortization of intangibles                                      1,462           1,818            2,923            3,638
  Ad valorem taxes                                                 1,912           1,809            3,789            3,573
  Other noninterest expense                                        8,546           9,122           16,803           17,248
---------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                     57,773          60,720          114,750          123,594
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        35,547          26,894           68,546           53,440
INCOME TAX EXPENSE                                                11,762           8,792           22,669           16,772
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $23,785        $ 18,102          $45,877          $36,668
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                             $.60            $.46            $1.15             $.93
  Diluted                                                            .59             .46             1.14              .93
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                       39,888,693      39,484,184       39,815,143       39,448,590
  Diluted                                                     40,176,705      39,618,533       40,070,570       39,574,779
CASH DIVIDENDS PER SHARE                                            $.27            $.25             $.54             $.51
---------------------------------------------------------------------------------------------------------------------------

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


                                           WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                         (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated              Unearned
                                                                                       Other                Restricted
                                                 Common     Capital    Retained    Comprehensive  Treasury     Stock
(dollars in thousands, except per share data)    Stock      Surplus    Earnings       Income        Stock   Compensation    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                     $ 2,800   $ 158,083   $ 521,220      $ 1,657    $ (13,680)   $ (4,316)   $ 665,764
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                         -           -      36,668            -            -           -       36,668
    Other comprehensive income:
      Cumulative effect of accounting change           -           -           -       (4,175)           -           -       (4,175)
      Unrealized net holding gain on securities,
        net of reclassification adjustments
        and taxes                                      -           -           -        8,905            -           -        8,905
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                           -           -      36,668        4,730            -           -       41,398
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.51 per share                       -           -     (19,993)           -            -           -      (19,993)
  Cash dividends, pooled entity                        -           -        (202)           -            -           -         (202)
  Stock sold to dividend reinvestment and
     employee retirement plans                         -         849           -            -          702           -        1,551
  Long-term incentive plan stock activity:
    Restricted grants and related activity             -       6,077           -            -         (802)     (4,328)         947
    Options exercised                                  -         628           -            -            -           -          628
  Directors' compensation plan stock activity          -          11           -            -          101           -          112
  Treasury stock issued in pooling
    business combination                               -     (12,978)          -            -       12,978           -            -
  Stock options from pooled entities exercised         -         146           -            -            -           -          146
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                         $ 2,800   $ 152,816   $ 537,693      $ 6,387      $  (701)   $ (8,644)   $ 690,351
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     $ 2,800   $ 154,397   $ 556,241     $ 10,104      $     -    $ (5,654)   $ 717,888
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                         -           -      45,877            -            -           -       45,877
    Other comprehensive income:
      Unrealized net holding gain on securities,
        net of reclassification adjustments
        and taxes                                      -           -           -        9,517            -           -        9,517
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                           -           -      45,877        9,517            -           -       55,394
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.54 per share                       -           -     (21,517)           -            -           -      (21,517)
  Stock sold to dividend reinvestment and
     employee retirement plans                         -         685           -            -            -           -          685
  Long-term incentive plan stock activity:
    Restricted grants and related activity             -       3,359           -            -         (243)     (2,548)         568
    Options exercised                                  -       4,862           -            -           31           -        4,893
  Directors' compensation plan stock activity          -         123           -            -          212           -          335
  Stock options from pooled entities exercised         -         287           -            -            -           -          287
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                         $ 2,800   $ 163,713   $ 580,601     $ 19,621      $     -    $ (8,202)   $ 758,533
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.
Per share data gives effect to the 3-for-2 stock split effective April 9, 2002.

                                           WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Six Months Ended
                                                                                                          June 30
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                             2002              2001
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                     $ 45,877          $ 36,668
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                                  8,368             9,789
      Amortization of purchased intangibles                                                         2,923             3,638
      Restricted stock compensation earned                                                          2,616             1,705
      Securities discount accretion, net of premium amortization                                    1,511              (177)
      Provision for loan losses                                                                     5,500             5,000
      Provision for losses on foreclosed assets                                                        44                12
      Net gains on sales and other dispositions of foreclosed assets                                  (57)             (343)
      Net (gains) losses on sales and other dispositions of surplus property                           94            (4,015)
      Net gains on sales of investment securities                                                    (426)              (69)
      Deferred tax benefit                                                                           (567)           (2,328)
      Increase (decrease) in accrued income taxes                                                  (1,425)            1,681
      (Increase) decrease in accrued interest receivable and prepaid expenses                      (2,467)            3,104
      Increase (decrease) in accrued interest payable and other accrued expenses                   (3,858)            3,272
----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                  58,133            57,937
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                               21,519           113,830
  Proceeds from maturities of investment securities available for sale                            227,674           350,769
  Proceeds from sales of investment securities available for sale                                  13,745            50,533
  Purchases of investment securities available for sale                                          (492,964)         (532,095)
  Net decrease in loans                                                                           246,772            65,383
  Net (increase) decrease in federal funds sold and short-term investments                        274,367          (251,292)
  Proceeds from sales of foreclosed assets                                                          1,534               840
  Proceeds from sales of surplus banking property                                                   1,939             5,883
  Purchases of bank premises and equipment                                                         (4,276)           (6,335)
  Other, net                                                                                        2,872            (1,887)
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                           293,182          (204,371)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction account and savings account deposits                     (96,555)          184,560
  Net increase (decrease) in time deposits                                                       (219,848)            4,331
  Net decrease in short-term borrowings                                                           (62,672)          (62,660)
  Proceeds from issuance of common stock                                                            5,263             2,297
  Purchases of common stock                                                                        (2,256)             (847)
  Cash dividends                                                                                  (21,298)          (18,754)
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                          (397,366)          108,927
----------------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                         (46,051)          (37,507)
    Cash and cash equivalents at beginning of period                                              271,512           273,121
----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                                   $225,461          $235,614
----------------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                               $190,267          $235,271

Cash paid during the period for:
   Interest expense                                                                              $ 46,525          $ 89,965
   Income taxes                                                                                    23,500            17,452
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

         In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders' equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

         Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2001 annual report on Form 10-K.

         In the first quarter of 2002, Whitney declared a three-for-two split of its common stock that was effective April 9, 2002. All share and per share data in this quarterly report give effect to this stock split.

NOTE 2 - EARNINGS PER SHARE

         The components used to calculate basic and diluted earnings per share were as follows:

---------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30       Six Months Ended June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2002            2001           2002            2001
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                         $23,785         $18,102        $45,877         $36,668
     Effect of dilutive securities                            -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $23,785         $18,102        $45,877         $36,688
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted-average shares outstanding             39,888,693      39,484,184     39,815,143      39,448,590
     Effect of dilutive stock options                   288,012         134,349        255,427         126,189
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      40,176,705      39,618,533     40,070,570      39,574,779
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.60            $.46          $1.15            $.93
     Diluted                                                .59             .46           1.14             .93
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                              266,433         420,375        249,747         549,035
---------------------------------------------------------------------------------------------------------------

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

         As is discussed in Note 8, in accordance with a new accounting standard, there is no goodwill amortization beginning in 2002. The following table shows net income and earnings per share adjusted to show the impact of the elimination of goodwill amortization.

---------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30       Six Months Ended June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2002            2001           2002            2001
---------------------------------------------------------------------------------------------------------------
Net income                                              $23,785         $18,102        $45,877         $36,668
Eliminate goodwill amortization, net of tax                   -             806              -           1,615
---------------------------------------------------------------------------------------------------------------
     Adjusted net income                                $23,785         $18,908        $45,877         $38,283
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                   $.60            $.46          $1.15            $.93
Effect of eliminating goodwill amortization                   -             .02              -             .04
---------------------------------------------------------------------------------------------------------------
     Adjusted basic earnings per share                     $.60            $.48          $1.15            $.97
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                 $.59            $.46          $1.14            $.93
Effect of eliminating goodwill amortization                   -             .02              -             .04
---------------------------------------------------------------------------------------------------------------
     Adjusted diluted earnings per share                   $.59            $.48          $1.14            $.97
---------------------------------------------------------------------------------------------------------------

         Beginning in 2002, goodwill must be tested for impairment at least annually. The initial assessment required by the new accounting standard indicated no goodwill impairment as of January 1, 2002.

         The remaining unamortized cost of intangible assets other than goodwill at June 30, 2002 consisted of deposit relationship intangibles and other identifiable intangibles totaling $22.7 million, with a weighted-average remaining life of approximately six years, and unidentified intangibles totaling $9.0 million, with a remaining life of approximately five years. At December 31, 2001, these totals were $24.8 million and $9.9 million, respectively.

         Amortization of other intangible assets totaled $1.5 million in the second quarter of 2002 and $2.9 million year-to-date through June 30, 2002. The following shows estimated amortization expense for the full year ending December 31, 2002 and the five succeeding years calculated based on current amortization schedules.

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
-----------------------------------------------------

NOTE 4 - STOCK-BASED INCENTIVE COMPENSATION

         Whitney maintains a long-term incentive plan for key employees and a directors' compensation plan, each of which allows for the awarding of stock grants, stock options and other stock-based compensation. During June 2002, annual awards were made under each of these plans as follows:

-------------------------------------------------------------------------------------------------------------
                                                              Stock Grant               Stock Option Award
-------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)           Shares      Market Value       Shares  Exercise Price
-------------------------------------------------------------------------------------------------------------
Long-term incentive plan for key employees              137,775        $4,666          388,825     $33.87
Directors' compensation plan                              6,750        $  207           45,000     $30.79
-------------------------------------------------------------------------------------------------------------

         The stock grant awarded to employees is subject to forfeiture if the recipient's employment is terminated within three years of the grant date and any disposition of the shares received is restricted during this period. The employee grant can be adjusted based on Whitney's financial performance in relation to that of a designated peer group over the restriction period. The ultimate number of shares awarded can range from 0% to 200% of the initial grant. Compensation expense, initially measured as the market value of the restricted shares on the grant date, is recognized ratably over the restriction period. Periodic adjustments are made to reflect changes in the expected performance adjustment and in the market value of the Company's stock.

         The stock options are fixed awards, all of which are fully exercisable after six months from the grant date. The exercise price is set at the market price on the grant date. Although Whitney does not recognize compensation expense with respect to such fixed awards of stock options, accounting principles require an annual disclosure of the pro forma decrease in net income and earnings per share as if compensation had been measured and recognized in expense based on an estimate of the options' fair value. Using the Black-Sholes option-pricing model to calculate fair value, the pro forma decrease in net income for 2002 related to these awards is estimated at $3.0 million, net of tax. This represents a pro forma decrease in earnings per share, both basic and diluted, of $.07 per share, calculated using weighted-average shares for the six months ended June 30, 2002. In the annual disclosure for 2001, the pro forma decrease in net income of applying this same method was estimated to be $2.1 million, or $.05 per split-adjusted share, both basic and diluted. A weighted-average fair value of $7.91 per optioned share was calculated for the 2002 awards, compared to $6.40 per share on a split-adjusted basis for the awards in 2001.

         The Company made the following significant assumptions in applying the option-pricing model: (a) an expected annualized volatility for Whitney's common stock of 25.25% in 2002 and 24.17% in 2001; (b) an average option life of seven years; (c) an expected annual dividend yield of 3.44% in 2002 and 3.64% in 2001; and (d) a weighted-average risk-free interest rate of 4.94% in 2002 and 5.28% in 2001.

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

NOTE 7 - COMPREHENSIVE INCOME

         Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. Whitney's comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended              Six Months Ended
                                                              June 30                        June 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                  2002            2001            2002           2001
-------------------------------------------------------------------------------------------------------------
Net income                                            $23,785          $18,102        $45,877        $36,668
Other comprehensive income:
  Cumulative effect of accounting change                    -                -              -         (4,175)
  Unrealized holding gain (loss) on securities,
    net of reclassification adjustments and taxes      14,556           (2,053)         9,517          8,905
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                  $38,341          $16,049        $55,394        $41,398
-------------------------------------------------------------------------------------------------------------

NOTE 8 - ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under this new accounting standard, goodwill is no longer amortized, although amortization continued for existing goodwill through the end of 2001. Beginning in 2002, goodwill is subject to at least an annual assessment for impairment. In transitioning to this new guidance, the Company was required to assess whether there was an indication that goodwill in its reporting unit was impaired at the date of adoption. See Note 3 for the results of this transitional assessment. Impairment losses identified after this transition period are charged to operating expense.

         Under SFAS No. 142, identifiable intangible assets other than goodwill continue to be amortized over their estimated useful lives to their estimated residual values, if any. They are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                                          WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                    SELECTED FINANCIAL DATA
                                                          (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                               2002                                      2001
                                                 --------------------------------  -------------------------------------------------
(dollars in thousands, except per share data)    Second Quarter    First Quarter   Fourth Quarter   Third Quarter    Second Quarter
------------------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                       $6,909,293       $7,069,048       $7,243,650      $6,878,148        $6,807,256
  Earning assets                                      6,397,054        6,571,160        6,681,786       6,361,118         6,283,248
  Loans                                               4,300,658        4,379,030        4,554,538       4,509,222         4,533,439
  Investment in securities                            1,875,855        1,811,033        1,632,340       1,644,378         1,483,247
  Deposits                                            5,633,757        5,841,040        5,950,160       5,566,192         5,521,365
  Shareholders' equity                                  758,533          727,069          717,888         717,568           690,351
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                       $6,986,870       $7,242,746       $7,034,722      $6,825,004        $6,813,065
  Earning assets                                      6,460,942        6,690,593        6,503,952       6,306,997         6,290,430
  Loans                                               4,357,118        4,425,412        4,539,401       4,488,933         4,503,302
  Investment in securities                            1,863,359        1,695,498        1,652,379       1,548,679         1,435,530
  Deposits                                            5,757,493        5,951,971        5,726,667       5,548,850         5,548,425
  Shareholders' equity                                  745,352          731,120          725,826         702,134           689,272
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                       $94,674          $95,683         $101,904        $109,792          $112,628
  Interest expense                                       19,500           23,076           29,252          38,853            44,362
  Net interest income                                    75,174           72,607           72,652          70,939            68,266
  Net interest income (TE)                               76,381           73,833           73,944          72,258            69,628
  Provision for loan losses                               2,500            3,000            6,500           8,000             2,500
  Noninterest income, excluding securities transactions
    and merger-related items                             20,220           20,369           20,282          25,002            21,816
  Securities transactions                                   426                -               96               -                32
  Noninterest expense, excluding merger-related items    57,773           56,977           55,996          58,866            60,094
  Merger-related items (net expense)                          -                -              648               -               626
  Net income                                             23,785           22,092           19,796          19,356            18,102
------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                 1.37%            1.24%            1.12%           1.13%             1.07%
  Return on average shareholders' equity                  12.80            12.25            10.82           10.94             10.53
  Net interest margin                                      4.74             4.45             4.52            4.56              4.43
  Average loans to average deposits                       75.68            74.35            79.27           80.90             81.16
  Efficiency ratio before merger-related items            59.81            60.48            59.43           60.52             65.72
  Allowance for loan losses to loans                       1.67             1.64             1.57            1.45              1.37
  Nonperforming assets to loans plus foreclosed assets
    and surplus property                                    .93             1.05              .76             .70               .73
  Average shareholders' equity to average assets          10.67            10.09            10.32           10.29             10.12
  Shareholders' equity to total assets                    10.98            10.29             9.91           10.43             10.14
  Leverage ratio                                           9.27             8.68             8.72            9.11              8.92
------------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
    Basic                                                  $.60             $.56             $.50            $.49              $.46
    Diluted                                                 .59              .55              .49             .48               .46
  Dividends
    Cash dividends per share                               $.27             $.27             $.27            $.25              $.25
    Dividend payout ratio                                 45.37%           48.55%           53.40%          51.83%            55.32%
  Book Value Per Share                                   $18.97           $18.30           $18.10          $18.12            $17.46
  Trading Data
    High closing price                                   $38.52           $34.50           $31.27          $32.56            $31.27
    Low closing price                                     30.51            29.13            26.17           26.84             25.67
    End-of-period closing price                           30.74            33.24            29.23           28.67             31.27
    Trading volume                                    8,115,882        2,958,102        3,187,866       3,230,252         4,097,418
  Average Shares Outstanding
    Basic                                            39,888,693       39,740,776       39,676,092      39,626,288        39,484,184
    Diluted                                          40,176,705       40,166,142       40,114,289      40,071,824        39,618,533
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

                                       9

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries ( the "Company" or "Whitney") and on their results of operations during the second quarters of 2002 and 2001 and during the six-month periods through June 30 in each year. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the "Bank.") This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company's 2001 annual report on Form 10-K.

         The Company reports the balances and results of operations from businesses acquired in purchase transactions from the respective acquisition dates. Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW

         Whitney completed two business acquisitions in the first half of 2001 and one in the fourth quarter of 2001, incurring conversion and other merger expenses and recognizing a merger-related gain. Table 1 compares second quarter and year-to-date net income, earnings per share, return on average assets and return on average shareholders equity for 2002 and 2001, showing the effect of these merger-related items. All share and per share information in this quarterly report on Form 10-Q give effect to the three-for-two stock split that was effective April 9, 2002.

TABLE 1.  EFFECTS OF MERGER-RELATED ITEMS

-------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended            Six Months Ended
                                                              June 30                      June 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)            2002           2001          2002          2001
-------------------------------------------------------------------------------------------------------------
Earnings before tax-effected merger-related items     $23,785         $18,511        $45,877      $38,777
Tax-effected merger-related items                           -            (409)             -       (2,109)
-------------------------------------------------------------------------------------------------------------
Net income                                            $23,785         $18,102        $45,877      $36,668
-------------------------------------------------------------------------------------------------------------
Basic earnings per share before tax-effected
     merger-related items                                $.60            $.47          $1.15         $.98
Effect of tax-effected merger-related items                 -            (.01)             -         (.05)
-------------------------------------------------------------------------------------------------------------
Basic earnings per share                                 $.60            $.46          $1.15         $.93
-------------------------------------------------------------------------------------------------------------
Return on average assets before
     tax-effected merger-related items                   1.37%           1.09%          1.30%        1.16%
Effect of tax-effected merger-related items                 -            (.02)             -         (.06)
-------------------------------------------------------------------------------------------------------------
Return on average assets                                 1.37%           1.07%          1.30%        1.10%
-------------------------------------------------------------------------------------------------------------
Return on average shareholders' equity before
     tax-effected merger-related items                  12.80%          10.77%         12.53%       11.47%
Effect of tax-effected merger-related items                 -            (.24)             -         (.63)
-------------------------------------------------------------------------------------------------------------
Return on average shareholders' equity                  12.80%          10.53%         12.53%       10.84%
-------------------------------------------------------------------------------------------------------------

         In accordance with new accounting standards issued in 2001, the amortization of goodwill ceased completely beginning in 2002. The amortization of other intangible assets purchased in business combinations continues. Comparative earnings information excluding the after-tax effect of the amortization of goodwill is presented in Note 3 to the consolidated financial statements.

         Selected highlights from the second quarter's results follow:

o Net interest income (TE) increased 10%, or $6.8 million, from the second quarter of 2001, on 3% growth in average earning assets. Whitney's net interest margin (TE) increased to 4.74% in the second quarter of 2002, or 31 basis points above the year-earlier quarter, as the cost of funding earning assets fell further than earning asset yields during a period of sharply lower market rates, increased demand for deposit products, and reduced loan demand.

o Noninterest income, excluding securities transactions, decreased 7% from the second quarter of 2001, reflecting the $2.3 million impact of Whitney's sale of its agreements to process merchants' credit card transactions in 2001's third quarter. Adjusting for this impact and excluding net gains on dispositions of surplus banking property and grandfathered assets, noninterest income was 6%, or $1.1 million, higher than in the year-earlier quarter. Growth in business deposits helped generate a 7%, or $.6 million, increase in service charges from deposit accounts for the second quarter of 2002. Income from secondary mortgage market operations was up 24%, or $.4 million, from the level in the second quarter of 2001.

o Noninterest expense was down 4% from 2001's second quarter, excluding merger-related costs. Adjusting for an impact of approximately $2.1 million from the merchant business sale, noninterest expense would have been little changed. Total personnel expense increased 6%, or $1.9 million, excluding merger-related costs in 2001. Savings from systems integration activities and close control over capital expenditures helped reduce equipment and data processing expense by 16%, or $.9 million, in 2002's second quarter. The change in accounting for goodwill contributed to a $.4 million net decrease in amortization of purchased intangibles compared to the year-earlier quarter.

o Whitney provided $2.5 million for loan losses in the second quarter of 2002, the same as in 2001's second quarter. Net charge-offs were $2.5 million in the second quarter of 2002 and $2.1 million in the year-earlier quarter. Nonperforming assets totaled $40 million at June 30, 2002, or .93% of loans plus foreclosed assets and surplus bank property, compared to $33 million, or .73%, at June 30, 2001. The allowance for loan losses was 1.67% of total loans at June 30, 2002, compared to 1.37% a year earlier.

FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to, (a) comments regarding the expected growth rate of the loan portfolio, (b) comments about future changes in the mix of deposits, (c) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (d) comments about the performance of Whitney's net interest income and net interest margin assuming certain future conditions, (e) remarks about possible future benefits to be derived from the alliance Whitney formed to provide credit card sale processing services to its merchant customers, and (f) comments about anticipated growth in revenue from secondary mortgage market operations.

         Forward-looking statements, which Whitney makes in good faith, are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement. Some of the more important assumptions include:

o expectations about overall economic strength and the performance of the economies in Whitney's market area,

o expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,

o reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers, and

o expectations regarding the nature and level of competition, changes in customer behavior and preferences, and Whitney's ability to execute its plans to respond effectively.

         Because it is uncertain whether future conditions and events will confirm these assumptions, there is a risk that Whitney's future results will differ materially from what is stated in or implied by such forward-looking statements. Whitney cautions the reader to consider this risk.

         Whitney   undertakes  no  obligation  to  update  any   forward-looking
statement included in this discussion, whether as a result of new information, future events or developments, or for any other reason.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES

         Several factors that restricted growth in the loan portfolio during 2001 were also present during the first half of 2002. These included a reduced level of economic activity and uncertainty regarding future economic conditions, a rate environment that offered developers favorable permanent financing opportunities and encouraged home owners to refinance, and management's decision to continue selling most new production of retail mortgage loans in the secondary market. Average loans in the second quarter of 2002 were 3%, or $146 million, lower than the second quarter of 2001. Since year-end 2001, total loans have decreased 6%, or $254 million. Given current underlying conditions, a return to significant portfolio growth is not anticipated in the near term.

         The commercial real estate portfolio, which includes loans secured by properties used in commercial or industrial operations, was little changed. Growth in the commercial real estate portfolio has been limited by developers taking advantage of permanent financing opportunities in a favorable rate environment and a moderating pace of new project development in the face of a slowdown in the general economy and heightened economic uncertainty. In recent years, activity in this portfolio segment has been mainly driven by apartment and condominium projects, particularly in the eastern Gulf Coast region, development of retail, small office and commercial facilities throughout Whitney's market area, and hotel and other hospitality industry projects, largely in the New Orleans metropolitan area.

         The portfolio of commercial loans other than those secured by real property also showed little growth on average over 2001's second quarter. The balance in this portfolio category at June 30, 2002, was $132 million below the level at the end of 2001, although this decrease was partly related to year-end seasonal factors. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2001. Outstanding balances under participations in syndicated loan commitments totaled $216 million at the end of 2002's second quarter compared to $200 million at the end of 2001, including approximately $80 million related to the oil and gas industry at each date. Whitney's customer base in the oil and gas industry mainly provides services and products to support exploration and production activities. Substantially all of the syndicated loans are with customers operating in Whitney's market area.

         The impact of refinancings and the continuing policy of selling most retail mortgage production is evident in a 20%, or $176 million, decrease in average retail mortgage loans from 2001's second quarter, as well as the 12%, or $96 million, decrease from December 31, 2001. A reduction in retail mortgages in the sale pipeline accounted for close to half of the change from the end of 2001. Loans to individuals grew a moderate 6%, or $18 million, between the second quarters of 2002 and 2001, and are also up from year-end 2001, mainly through the successful promotion of secured personal credit lines.

         Table 2 shows loan balances at June 30, 2002 and at the end of the four prior quarters.

TABLE 2.  LOANS
-------------------------------------------------------------------------------------------------------------------
                                                     2002                                  2001
---------------------------------------------------------------------  --------------------------------------------
(dollars in thousands)                      June 30        March 31       December 31  September 30       June 30
-------------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans                    $1,719,674      $1,753,979       $1,852,497    $1,806,218     $1,775,708
Real estate loans - commercial
    and other                              1,535,446       1,568,782        1,576,817     1,543,307      1,548,386
Real estate loans - retail mortgage          724,429         740,448          820,808       857,701        907,441
Loans to individuals                         321,109         315,821          304,416       301,996        301,904
-------------------------------------------------------------------------------------------------------------------
    Total loans                           $4,300,658      $4,379,030       $4,554,538    $4,509,222     $4,533,439
-------------------------------------------------------------------------------------------------------------------

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------
                                                      Three Months Ended           Six Months Ended
                                                            June 30                    June 30
---------------------------------------------------------------------------------------------------------
(dollars in thousands)                                2002            2001         2002         2001
---------------------------------------------------------------------------------------------------------
Balance at the beginning of period                  $71,669         $61,846      $71,633      $61,017
Allowance on loans transferred to held for sale           -             (21)           -         (651)
Provision for loan losses                             2,500           2,500        5,500        5,000
Loans charged to the allowance:
   Commercial, financial and agricultural            (1,617)         (2,986)      (4,623)      (4,765)
   Real estate                                       (1,268)            (95)      (1,630)        (136)
   Loans to individuals                                (786)           (698)      (1,782)      (1,384)
---------------------------------------------------------------------------------------------------------
      Total charge-offs                              (3,671)         (3,779)      (8,035)      (6,285)
---------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural                579            553        1,193        1,420
   Real estate                                           133            666          469          913
   Loans to individuals                                  457            500          907          851
---------------------------------------------------------------------------------------------------------
      Total recoveries                                 1,169          1,719        2,569        3,184
---------------------------------------------------------------------------------------------------------
Net charge-offs                                       (2,502)        (2,060)      (5,466)      (3,101)
---------------------------------------------------------------------------------------------------------
Balance at the end of period                         $71,667        $62,265      $71,667      $62,265
---------------------------------------------------------------------------------------------------------
Ratios:
   Net annualized charge-offs
     to average loans                                    .23%           .18%         .25%         .14%
   Gross annualized charge-offs to average loans         .34            .34          .37          .28
   Recoveries to gross charge-offs                     31.84          45.49        31.97        50.66
   Allowance for loan losses to loans
     at end of period                                   1.67           1.37         1.67         1.37
---------------------------------------------------------------------------------------------------------

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the Company's financial statements by the size of the allowance for loan losses, and changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense. Table 3 above compares second quarter 2002 activity in the allowance for loan losses with the second quarter of 2001 and also compares six-month activity for each year. Table 4 below shows total nonperforming assets at June 30, 2002 and at the end of the preceding four quarters.

TABLE 4.  NONPERFORMING ASSETS

-----------------------------------------------------------------------------------------------------------------------
                                                             2002                              2001
-----------------------------------------------------------------------------------------------------------------------
                                                       June         March        December      September       June
(dollars in thousands)                                  30           31             31            30            30
-----------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis            $37,442       $42,279       $33,412       $30,032       $31,655
Restructured loans                                       358           371           383           396           408
-----------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                          37,800        42,650        33,795        30,428        32,063
Foreclosed assets and surplus property                 2,340         3,281           991         1,287         1,022
-----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                        $40,140       $45,931       $34,786       $31,715       $33,085
-----------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                $ 9,390       $ 6,812       $ 6,916       $ 8,512       $ 6,581
-----------------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property         .93%         1.05%          .76%          .70%          .73%
   Allowance for loan losses to
     nonperforming loans                              189.60        168.04        211.96        214.77        194.20
   Loans 90 days past due still accruing to loans        .22           .16           .15           .19           .15
-----------------------------------------------------------------------------------------------------------------------

         The credit risk profile of the Company's customers increased moderately during 2001 and Whitney steadily increased the allowance for loan losses as a percent of loans over this period as economic conditions softened and uncertainty increased. At December 31, 2001, the allowance for loan losses was 1.57% of total loans compared to 1.33% of total loans a year earlier. Credit risk profiles were on the whole relatively stable in the first half of 2002, and the increase in the ratio of the allowance to total loans to 1.67% at June 30, 2002, was largely a function of an increase in the allowance recognized against certain impaired loans combined with a lower level of total loans outstanding.

         Nonperforming assets increased to .93% of loans plus foreclosed assets and surplus bank property at the end of 2002's second quarter, from .76% at year-end 2001, and .73% at June 30, 2001. Neither this increase nor the higher level of past-due loans still accruing at June 30, 2002, however, is indicative of any significant underlying trends relating to industries or markets.

         At June 30, 2002, loans internally classified as having above-normal credit risk totaled $235 million, a decrease of approximately $64 million from December 31, 2001, and $38 million from the end of 2001's second quarter. More than half of the decrease from year-end 2001 was related to improved outlooks for two larger credits that had been downgraded during 2001 and had been included in the shared national credit review process by Federal banking regulators. Loans warranting special attention because of risk characteristics that indicate potential weaknesses decreased $68 million during the first half of 2002 to a total of $86 million. There was a $5 million decrease, to a total of $129 million, in loans classified as having well-defined weaknesses that, if not corrected, would likely result in some loss. Loans for which full repayment is doubtful, however, increased $9 million to a total of $20 million.

INVESTMENT IN SECURITIES

         At June 30, 2002, total securities were $1.88 billion, compared to $1.63 billion at December 31, 2001 and $1.48 billion at June 30, 2001. The average investment in securities in 2002's second quarter was up 30%, or $428 million, from the second quarter of 2001. Short-term liquidity investments, including federal funds sold, totaled $221 million at the end of 2002's second quarter, compared to $495 million at year-end 2001 and $267 million at June 30, 2001. On average, liquidity investments in the second quarter of 2002 were $111 million, or 32%, below the level in the year-earlier quarter.

         Deposit growth during a period of restrained loan demand led to a significant increase in liquidity during 2001. Information on changes in deposits and other funding sources is presented in the following section. Over time, management has directed more of this liquidity to the investment portfolio, particularly to securities with loan-type characteristics and a relatively short duration, based on its expectations regarding the stability of the funding sources and the near-term prospects for loan demand.

         In recent years, Whitney had steadily built its investment in securities classified as available for sale, primarily as a means to increase liquidity management flexibility. Effective January 1, 2001, the Company reclassified securities with a carrying value of $528 million, and an unrealized net loss of $6.4 million, as available for sale in connection with the adoption of SFAS No. 133. The unrealized loss at the effective date of the reclassification was reported net of tax in other comprehensive income in the first quarter of 2001. Securities available for sale now constitute 91% of the total investment portfolio. At June 30, 2002, there was an unrealized net gain on securities available for sale totaling $30.3 million. The increase from an unrealized net gain of $15.8 million at year-end 2001 mainly reflected the impact on fixed income security prices of shifts in the slope of the yield curve.

DEPOSITS AND SHORT-TERM BORROWINGS

         Average deposits were up 4%, or $209 million, in the second quarter of 2002 compared to the second quarter of 2001. Deposits associated with bank operations purchased late in 2001 contributed approximately $130 million. At June 30, 2002, deposits were 5%, or $316 million, below the level at December 31, 2001, mainly because of seasonality in the Company's deposit flows and an influx of temporary funds from local governmental entities at the end of 2001 and during the first quarter of 2002.

         Increased demand for the safety and liquidity of deposit products helped fuel accelerated growth throughout 2001. Although no overall deposit growth has occurred during the first half of 2002, there has been no indication of a significant change in the factors underlying this demand. This is evident in the 12%, or $174 million, increase in average noninterest-bearing demand deposits for 2002's second quarter, including approximately $40 million from acquired operations.

         Total average interest-bearing deposits, however, increased less than 1%, or $35 million, compared to the year-earlier period, despite the addition of approximately $90 million of deposits associated with acquired operations. The lack of further growth in interest-bearing deposits during 2002 was largely a reaction to steadily declining renewal rates for time deposits and, to a lesser degree, reduced yields on other deposit products.

         The shift in the mix of interest-bearing deposits between the second quarters of 2001 and 2002 was partly a function of funds flows between deposit products in response to the reduced yields. Average money market deposits grew 28%, or $289 million, compared to 2001's second quarter; and regular savings deposits were up 13%, or $59 million, temporarily reversing a trend away from this more traditional deposit product. NOW account deposits were also up over the second quarter of 2002, by 15%, or $82 million on average. The sharp drop in this deposit category compared to 2002's first quarter was related to an influx of temporary funds from local governmental entities in that period. Total time deposits, however, decreased 19%, or $396 million on average, compared to the second quarter of 2001. The maturity of approximately $550 million of time deposits in the third quarter of 2002 will likely contribute to further shifts in the mix of deposits.

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

         On the liability side, liquidity management focuses on growing the base of stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability funding sources in the second quarter of 2002. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2002 and 2001.

         The Bank had over $1.4 billion in unfunded loan commitments outstanding at June 30, 2002, up 11% from 2001's year-end. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

ASSET/LIABILITY MANAGEMENT

         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations and monitoring the economic value of equity. The net interest income simulations run at the end of 2002's second quarter indicated that Whitney continued to be moderately asset sensitive over the near term, similar to its position at year-end 2001. Based on these simulations, annual net interest income would be expected to increase $10 million, or 3.5%, and decrease $11 million, or almost 4%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The actual impact of changing interest rates on net interest income is dependent on many factors including the growth in earning assets and the demand for deposit products, the mix of earning assets and interest-bearing liabilities, the timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

         At June 30, 2002, shareholders' equity totaled $759 million compared to $718 million at year-end 2001. The major factors in this $41 million increase were earnings, net of dividends declared, of approximately $24 million, and a $10 million increase in the tax-effected net unrealized holding gain on securities available for sale.

         The ratios in Table 5 indicate that the Company remained strongly capitalized at June 30, 2002.

TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS

--------------------------------------------------------------------------------------------
                                                          June 30             December 31
(dollars in thousands)                                      2002                  2001
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                               $  638,018            $  604,179
Tier 2 regulatory capital                                   63,261                63,878
--------------------------------------------------------------------------------------------
Total regulatory capital                                $  701,279            $  668,057
--------------------------------------------------------------------------------------------
Risk-weighted assets                                    $5,052,480            $5,102,470
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)                9.27%                 8.72%
   Tier 1 capital to risk-weighted assets                    12.63                 11.84
   Total capital to risk-weighted assets                     13.88                 13.09
   Shareholders' equity to total assets                      10.98                  9.91
--------------------------------------------------------------------------------------------

         The regulatory capital ratios for Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency.

         During the first quarter, Whitney announced a three-for-two split of its common stock that was effective April 9, 2002. The Company declared a dividend of $.27 per post-split share in each of the first two quarters of 2002. These dividends are comparable to the split-adjusted rate in the fourth quarter of 2001 and represent more than a 6% increase over the $.25 per share split-adjusted dividend declared for the first three quarters of 2001.

RESULTS OF OPERATIONS
NET INTEREST INCOME

         Net interest income (TE) for the second quarter of 2002 increased 10%, or $6.8 million, from the second quarter of 2001, on average earning asset growth of 3%. Compared to 2002's first quarter, net interest income (TE) was up 3%, or $2.5 million, despite a 3% decline in average earning assets between these periods. Whitney's net interest margin (TE) of 4.74% in the second quarter of 2002 was 31 basis points above the year-earlier quarter and 29 basis points above the first quarter of 2002, when an influx of temporary public fund deposits caused some margin compression. Tables 6 and 7 show the components of changes in the Company's net interest income and net interest margin. Maintaining the net interest margin at current levels and further growing net interest income during a period of static interest rates and limited asset growth cannot be assured.

         There was a 3% decrease in average loans in the second quarter of 2002 compared to the year-earlier quarter, and average loans declined to 67% percent of earning assets from 72% in the second quarter of 2001. Liquidity generated by loan reductions and a sustained demand for deposit products was gradually deployed in the investment portfolio, which increased to 29% of earning assets in 2002's second quarter from 23% a year earlier.

         Market rates declined steadily throughout 2001, stabilizing somewhat in the first half of 2002. The average prime rate in the most recent quarter was more than 250 basis points lower than in the second quarter of 2001. Fixed-rate components of the loan portfolio and discipline in loan pricing in the face of declining demand helped limit the decrease in the loan portfolio yield (TE) between these periods to 145 basis points. The average rate earned on the predominantly fixed-rate investment portfolio decreased 70 basis points. The overall yield on earning assets in 2002's second quarter was 131 basis points lower than the year-earlier quarter.

         The total interest cost of funding earning assets in 2002's second quarter decreased 162 basis points from the second quarter of 2001. Increased demand for the safety and liquidity of deposit products has had a favorable impact on the mix of funding sources. The percent of earning assets funded by noninterest-bearing sources grew to almost 29% in the second quarter of 2002 compared with 27% in 2001's second quarter. Over this same period, the ratio of higher-cost sources of funds to average earning assets dropped to 32% from 40% in the second quarter of 2001, as time deposits decreased 19% in response to steadily declining renewal rates, shifting in part to lower cost products. Higher-cost funding sources also include short-term borrowings. While the cost of other interest-bearing funding sources decreased quickly throughout 2001 in response to falling market rates, the maturity structure of fixed rate time deposits was such that the cost of these deposits declined more slowly. As money market rates stabilized in the first half of 2002, however, the cost of time deposits continued to decline. The average rate on time deposits in the second quarter of 2002 was 118 basis points lower than 2001's fourth quarter. Over the same period the rate on other interest-bearing funds decreased by 35 basis points.

         For the first six months of 2002, net interest income (TE) increased 8%, or $11.3 million, over the same period in 2001, on earning asset growth of 6%. The net interest margin was 4.59% for the 2002 period and 4.51% for the prior year's period. The average yield on earning assets decreased 164 basis points, with loan yields down 168 basis points in 2002 and the average rate earned on the investment portfolio 69 basis points below the rate earned in 2001. The total interest cost of funding earning assets declined 172 basis points compared to the first six months of 2001. The same factors that affected the mix and rates for earning assets and funding sources in the second quarter of 2002 were evident for the year-to-date period.

TABLE 6.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                      Second Quarter 2002             First Quarter 2002              Second Quarter 2001
------------------------------------------------------------------------------------------------------------------------------------
                                       Average                          Average                         Average
                                       Balance     Interest  Rate       Balance     Interest  Rate      Balance     Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                    $4,357,118    $69,394   6.39%    $4,425,412    $70,653   6.47%   $4,503,302    $ 88,015   7.84%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities            1,066,158     15,023   5.64        885,964     12,833   5.79       593,842       9,031   6.08
U.S. agency securities                  435,538      5,643   5.18        483,250      6,359   5.26       542,803       8,188   6.03
Obligations of states and
 political subdivisions (TE) (a)        145,999      2,532   6.94        156,102      2,742   7.03       164,173       2,933   7.15
U.S. Treasury securities                159,763      1,637   4.11        118,064      1,320   4.53       109,259       1,660   6.09
Other securities                         55,901        621   4.44         52,118        583   4.47        25,453         315   4.95
------------------------------------------------------------------------------------------------------------------------------------
 Total investment in securities       1,863,359     25,456   5.47      1,695,498     23,837   5.63     1,435,530      22,127   6.17
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
 short-term investments                 240,465      1,031   1.72        569,683      2,419   1.72       351,598       3,848   4.39
------------------------------------------------------------------------------------------------------------------------------------
 Total earning assets                 6,460,942    $95,881   5.95%     6,690,593    $96,909   5.85%    6,290,430    $113,990   7.26%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                            598,456                          625,014                         584,887
Allowance for loan losses               (72,528)                         (72,861)                        (62,252)
------------------------------------------------------------------------------------------------------------------------------------
 Total assets                        $6,986,870                       $7,242,746                      $6,813,065
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                 $  653,014    $ 1,183    .73%    $  818,098    $ 2,125   1.05%   $  570,112     $ 1,873   1.32%
Money market deposits                 1,332,376      4,920   1.48      1,298,161      5,183   1.62     1,043,498       8,408   3.23
Savings deposits                        516,484      1,038    .81        501,394      1,006    .81       457,512       2,005   1.76
Other time deposits                     933,329      6,986   3.00        981,800      8,471   3.50     1,144,672      16,201   5.68
Time deposits $100,000 and over         707,128      4,407   2.50        754,550      5,162   2.77       891,894      11,800   5.31
------------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing deposits      4,142,331     18,534   1.79      4,354,003     21,947   2.04     4,107,688      40,287   3.93
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                   422,461        966    .92        495,683      1,129    .92       502,884       4,075   3.25
------------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities   4,564,792    $19,500   1.71%     4,849,686    $23,076   1.93%    4,610,572    $ 44,362   3.86%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
 AND SHAREHOLDERS' EQUITY
Demand deposits                       1,615,162                        1,597,968                       1,440,737
Other liabilities                        61,564                           63,972                          72,484
Shareholders' equity                    745,352                          731,120                         689,272
------------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and
  shareholders' equity               $6,986,870                       $7,242,746                      $6,813,065
------------------------------------------------------------------------------------------------------------------------------------

 Net interest income and
  margin (TE) (a)                                  $76,381   4.74%                  $73,833   4.45%                 $ 69,628   4.43%
 Net earning assets and spread       $1,896,150              4.24%    $1,840,907              3.92%   $1,679,858               3.40%
 Interest cost of funding
  earning assets                                             1.21%                            1.40%                            2.83%
------------------------------------------------------------------------------------------------------------------------------------

 (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
 (b) Average balance includes nonaccruing loans of $38,902, $34,636 and $25,837 respectively, in the second and first quarters of 2002 and the second quarter of 2001.

                                       20

TABLE 6.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                          Six Months Ended                                  Six Months Ended
(dollars in thousands)                                      June 30, 2002                                     June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                  Average                                            Average
                                                  Balance       Interest     Rate                    Balance      Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                               $4,391,076      $140,047     6.43%                 $4,517,339     $181,764     8.11%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                         976,559        27,856     5.70                     544,662       16,782     6.16
U.S. agency securities                             459,262        12,002     5.23                     590,265       17,775     6.02
Obligations of states and political
 subdivisions (TE) (a)                             151,022         5,274     6.98                     170,575        6,223     7.30
U.S. Treasury securities                           139,028         2,957     4.29                     111,952        3,377     6.08
Other securities                                    54,020         1,204     4.46                      31,278          919     5.88
------------------------------------------------------------------------------------------------------------------------------------
  Total investment in securities                 1,779,891        49,293     5.54                   1,448,732       45,076     6.23
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term
  investments                                      404,165         3,450     1.72                     233,653        5,363     4.63
------------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                           6,575,132      $192,790     5.90%                  6,199,724     $232,203     7.54%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                       611,663                                            594,033
Allowance for loan losses                          (72,694)                                           (62,121)
------------------------------------------------------------------------------------------------------------------------------------
  Total assets                                  $7,114,101                                         $6,731,636
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                            $  735,101      $  3,308      .91%                 $  589,710     $  4,190     1.43%
Money market deposits                            1,315,363        10,103     1.55                     968,793       17,048     3.55
Savings deposits                                   508,980         2,044      .81                     453,733        4,209     1.87
Other time deposits                                957,430        15,457     3.26                   1,143,718       32,775     5.78
Time deposits $100,000 and over                    730,709         9,569     2.64                     889,286       24,878     5.64
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                4,247,583        40,481     1.92                   4,045,240       83,100     4.14
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                              458,870         2,095      .92                     520,284       10,144     3.93
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities             4,706,453      $ 42,576     1.82%                  4,565,524     $ 93,244     4.12%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
Demand deposits                                  1,606,612                                          1,412,634
Other liabilities                                   62,761                                             71,524
Shareholders' equity                               738,275                                            681,954
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
   equity                                       $7,114,101                                         $6,731,636
------------------------------------------------------------------------------------------------------------------------------------

  Net interest income and margin (TE) (a)                       $150,214     4.59%                                $138,959     4.51%
  Net earning assets and spread                 $1,868,679                   4.08%                 $1,634,200                  3.42%
  Interest cost of funding earning assets                                    1.31%                                             3.03%
------------------------------------------------------------------------------------------------------------------------------------

 (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
 (b) Average balance includes nonaccruing loans of $36,781 and $24,962, respectively, in the first six months of  2002 and 2001.

                                       21

TABLE 7. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a)

------------------------------------------------------------------------------------------------------------------------------------
                                                      Second Quarter 2002 Compared to:                    Six Months Ended June 30,
                                              First Quarter 2002             Second Quarter 2001            2002 Compared to 2001
                                         -----------------------------------------------------------    ----------------------------
                                              Due To        Total           Due To          Total          Due To           Total
                                            Change In      Increase       Change In        Increase       Change In        Increase
(dollars in thousands)                   Volume    Rate   (Decrease)   Volume      Rate   (Decrease)    Volume      Rate  (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
    Loans (TE)(a)                      $  (693) $  (566)   $(1,259)   $(2,778)  $(15,843)  $(18,621)   $(4,955)  $(36,762) $(41,717)
------------------------------------------------------------------------------------------------------------------------------------

    Mortgage-backed securities           2,546     (356)     2,190      6,710       (718)     5,992     12,404     (1,330)   11,074
    U.S. agency securities                (619)     (97)      (716)    (1,485)    (1,060)    (2,545)    (3,618)    (2,155)   (5,773)
    Obligations of states and political
        subdivisions (TE) (a)             (176)     (34)      (210)      (317)       (84)      (401)      (691)      (258)     (949)
    U.S. Treasury securities               448     (131)       317        628       (651)       (23)       708     (1,128)     (420)
    Other securities                        42       (4)        38        342        (36)       306        547       (262)      285
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities     2,241     (622)     1,619      5,878     (2,549)     3,329      9,350     (5,133)    4,217
------------------------------------------------------------------------------------------------------------------------------------
    Federal funds sold and
        short-term investments          (1,385)      (3)    (1,388)      (963)    (1,854)    (2,817)     2,593     (4,506)   (1,913)
------------------------------------------------------------------------------------------------------------------------------------
      Total interest income (TE) (a)       163   (1,191)    (1,028)     2,137    (20,246)   (18,109)     6,988    (46,401)  (39,413)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    NOW account deposits                  (371)    (571)      (942)       247       (937)      (690)       881     (1,763)     (882)
    Money market deposits                  149     (412)      (263)     1,935     (5,423)    (3,488)     4,764    (11,709)   (6,945)
    Savings deposits                        39       (7)        32        236     (1,203)      (967)       461     (2,626)   (2,165)
    Other time deposits                   (383)  (1,102)    (1,485)    (2,594)    (6,621)    (9,215)    (4,705)   (12,613)  (17,318)
    Time deposits $100,000 and over       (293)    (462)      (755)    (2,081)    (5,312)    (7,393)    (3,844)   (11,465)  (15,309)
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     (859)  (2,554)    (3,413)    (2,257)   (19,496)   (21,753)    (2,443)   (40,176)  (42,619)
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                 (156)      (7)      (163)      (566)    (2,543)    (3,109)    (1,075)    (6,974)   (8,049)
------------------------------------------------------------------------------------------------------------------------------------
      Total interest expense            (1,015)  (2,561)    (3,576)    (2,823)   (22,039)   (24,862)    (3,518)   (47,150)  (50,668)
------------------------------------------------------------------------------------------------------------------------------------

      Change in net interest
       income (TE)(a)                  $ 1,178  $ 1,370    $ 2,548    $ 4,960   $  1,793   $  6,753    $10,506   $    749  $ 11,255
------------------------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.

PROVISION FOR LOAN LOSSES

         Whitney provided $2.5 million for loan losses in the second quarter of 2002, the same as in 2001's second quarter, but down from $3.0 million in the first quarter of 2002. The $5.5 million year-to-date provision in 2002 compares to a $5.0 million provision in the first half of 2001. Net charge-offs totaled $2.5 million for the current quarter compared to $3.0 million in 2002's first quarter, and $2.1 million in the year-earlier quarter. Net charge-offs were $5.5 million for the first six months of 2002 and $3.1 million for the comparable period in 2001.

         Reflecting a moderate increase in the Company's credit risk profile, the allowance for loan losses increased to 1.67% of total loans at the end of the most recent quarter compared to 1.37% a year earlier. The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation, based on established internal policies and practices, of the risk of loss inherent in the portfolio.

         For a discussion of changes in the allowance for loan losses, nonperforming assets and general asset quality see the earlier section on Loans and Allowance for Loan Losses.

NONINTEREST INCOME

         Noninterest income, excluding securities transactions, totaled $20.2 million for the second quarter of 2002, a decrease of $1.6 million from the second quarter of 2001. At the end of 2001's third quarter, Whitney sold its merchant processing agreements to a firm that specializes in this business, while maintaining an interest in the ongoing revenues generated through an alliance formed with the specialist. In comparison with the second quarter of 2001, this move reduced noninterest income for the second quarter of 2002 by approximately $2.3 million and noninterest expense by $2.1 million. Over time, the results from the alliance are expected to benefit from the specialist's operating efficiencies and from added growth in the merchant customer base through focused sales management and enhanced customer service.

         Quarterly income from service charges on deposit accounts was up 7%, or $.6 million, in 2002. Growth in business deposits and benefits from pricing policy refinements and automated decision tools that were introduced beginning in 2001's second quarter both contributed to this increase. Lower market rates have also had a favorable impact on deposit service fees by reducing the earnings credit that is allowed as an offset to charges on certain business accounts.

         Income from secondary mortgage market operations was up $.4 million, or 24%, from the level in the second quarter of 2001. Sale volumes through the first half of 2002 continued to show the benefits of favorable market rates, although production levels were down from their peak in the fourth quarter of 2001. Significant year-over-year growth in this income category is not currently anticipated for the second half of 2002.

         Adjusting for the impact of the merchant business sale, revenue from credit and debit card transactions rose $.3 million, or 19%, in the second quarter of 2002, on wider distribution and increased use of Whitney's card products.

         Other noninterest income decreased approximately $.6 million. Net gains on dispositions of surplus banking property and foreclosed assets, including certain grandfathered assets, totaled approximately $.8 million in the second quarter of 2001 but were negligible in the most recent quarter.

         Noninterest income, excluding securities transactions, was $40.6 million through the first six months of this year, compared to $45.8 million in the first half of 2001. Service charges on deposit accounts increased 14%, or $2.3 million, with the year-to-date results reflecting a more pronounced benefit from pricing policy and system changes first introduced in 2001's second quarter. Secondary mortgage market operations posted a $1.4 million, or 53%, increase for the first six months of 2002. Credit card income declined $4.1 million, but was up $.6 million, or

20%, after adjusting for the $4.7 million year-to-date impact of the merchant business sale. Lower asset values in the capital markets contributed to a 4%, or $.2 million, decrease in trust services income, although growth in the customer base as well as a modification of fee schedules helped limit the negative impact from continuing capital market turmoil.

         The $4.6 million decrease in other noninterest income mainly reflected a reduction in net gains from dispositions of surplus property and grandfathered assets. Net gains of approximately $3.8 million were recognized in 2001, including merger-related gains of $1.1 million. During the first half of 2002 there was a minor net loss from such activity. In 2001, other noninterest income also included a $.9 million gain on the sale of a significant portion of the student loan portfolio that followed management's decision to shorten the period Whitney holds such loans.

NONINTEREST EXPENSE

         Total noninterest expense was $57.8 million in the second quarter of 2002, a decrease of 4% compared to the $60.1 million total for the second quarter of 2001. The 2001 total excludes $.6 million of merger-related costs. Adjusting for the impact of the merchant business sale, noninterest expense would have been little changed.

         Total personnel expense in 2002's second quarter was 6%, or $1.9 million, higher than the second quarter of 2001, excluding $.8 million of merger-related costs in the year-earlier period. Employee compensation increased 3%, or $.9 million, and employee benefits were up 22%, or $1.0 million. Base salaries and the cost of various targeted employee incentive pay plans increased a moderate 4%, or approximately $1.0 million, over the level in 2001's second quarter, including the impact of bank operations purchased in late 2001. The integration of operations of pooled entities acquired in early 2001 allowed the Company to absorb the employees from the fourth quarter acquisition while maintaining a staff level that was little changed from a year earlier.

         Higher costs of providing both retirement and health benefits drove the increase in employee benefits expense. The expense of providing benefits under the defined benefit pension rose $.5 million for the second quarter of 2002. Holding other variables constant, a weak investment performance by the pension trust fund or a decline in market yields on fixed-income securities will cause the actuarially determined periodic pension expense to increase in following periods. Each of these conditions was present in 2001.

         Equipment and data processing expense in the second quarter of 2002 was 16%, or $.9 million, less than the level in the year-earlier quarter. Savings from systems integration activities completed in 2001 and close control over capital expenditures, for both new projects and the replacement of fully-depreciated assets, have helped offset recurring costs for purchased operations and for applications that support expanded customer services and products and management tools.

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

         For the six-month period, noninterest expense totaled $115 million. This was a 3%, or $3.3 million, decrease compared to the first half of 2001, excluding $5.5 million of merger-
related costs in the earlier period. Adjusting for the impact of the merchant business sale, there would have been an increase of less than 1%. Personnel expense increased 6%, or $3.6 million, through the first half of 2002, after excluding from the prior year $2.9 million of merger-related costs. Substantially the same factors were behind the quarterly and year-to-date increases in 2002 compared to 2001. Equipment and data processing expense decreased 12%, or $1.4 million, in the first half of 2002, after excluding $1.1 million of merger-related costs in 2001. Legal and professional service fees were up 10%, or $.3 million, before merger-related costs in 2001 totaling $1.9 million. These changes and the changes in other major noninterest expense categories between the first six months of 2001 and 2002 were generally consistent with the quarter-to-quarter changes and were mainly the result of the same factors cited in the discussion of quarterly results above.

INCOME TAXES

         The Company provided for income tax expense at an effective rate of 33.09% in the second quarter of 2002 compared to a rate of 32.69% in the year-earlier period. Year-to-date the effective rate was 33.07% in 2002 and 31.38% in 2001. In the first quarter of 2001, Whitney recorded a deferred tax benefit of approximately $1 million related to the termination of an acquired bank's Subchapter S election, as discussed in Note 6 to the consolidated financial statements. Whitney's effective rates have been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included in the section entitled Asset/Liability Management on page 17 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         (c) On May 22, 2002, the Company issued to Richard B. Crowell, one of its directors, 4,500 shares of Whitney Holding Corporation common stock upon his exercise of stock options previously issued to him under the Company Directors' Compensation Plan. The exercise price for 1,500 of these shares was $50,874.90, the exercise price for an additional 1,500 of these shares was $39,312.45 and the exercise price for the remaining 1,500 of these shares was $34,437.45 (resulting in an aggregate purchase price of $124,624.80 for the shares), all of which was paid in cash. This issuance was made pursuant to an exception from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as the issuance of common stock upon the exercise of Mr. Crowell's options did not involve a "public offering" under the Act given, among other things, the identity, nature and limited number of persons to whom the shares were issued.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      The  annual  meeting   of  Whitney   Holding     Corporation's
                  shareholders was held on April 24, 2002.

         (b),(c) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to the nominees for election to the Company's Board for Directors as listed in the proxy statement.

         The nominees for director and the voting results were as follows:

         Nominee Elected                          Withheld/           Broker
         as Director                  For          Against  Abstain   Non-vote
         -----------------------------------------------------------------------
         James M. Cain             21,778,834      235,298    None      None
         Richard B. Crowell        21,778,810      235,322    None      None

         The vote to re-approve performance measures included in the Company's 1997 Long-Term Incentive Plan was as follows:

                                                  Withheld/           Broker
                                      For          Against  Abstain   Non-vote
                                  ----------------------------------------------
                                   20,998,577      909,952  105,603     None

         The vote to ratify the selection by the Company's Board of Directors of Arthur Andersen LLP as independent public accountants was as follows:


                                              Withheld/                  Broker
                                      For      Against        Abstain   Non-vote
                                 -----------------------------------------------
                                  17,881,545  2,259,311      1,873,276    None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

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

         Exhibit 10.8c - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers appearing on page 31.

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

         (b) Reports on Form 8-K

                  On a Form 8-K dated April 18, 2002, the registrant reported under Item 5 the release of its financial results for the quarter ended March 31, 2002. The news release covering the financial results was filed as an exhibit under Item 7.

                  On a Form 8-K dated May 23, 2002, the registrant reported under Item 4 its decision not to continue the engagement of Arthur
         Andersen LLP as its independent accountants. The registrant also reported the appointment of PricewaterhouseCoopers LLP to replace Arthur Andersen LLP. These actions were taken with the approval of the registrant's Board of Directors, which ratified the decisions reached by its Audit Committee.


                                   SIGNATURES

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

                                                  August 14, 2002
                                                  ------------------------------
                                                               Date

EXHIBIT 10.8c

                           WHITNEY HOLDING CORPORATION



         Re:      NOTICE AND ACCEPTANCE OF GRANT OF
                  ---------------------------------
                  TARGETED RESTRICTED STOCK
                  -------------------------

Dear :

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

         1.    Grant.   The Company  hereby  grants you  shares of Common  Stock
(the "Target Grant"), subject to the restrictions set forth in this agreement.

         2. Restrictions and Adjustments Related to Target Award. Common Stock issued in the form of the Target Grant, including the right to receive dividends or vote shares, shall not be subject in any manner to sale, transfer, pledge, assignment or other encumbrance or disposition, whether by operation of law or otherwise and whether voluntarily or involuntarily. Except as set forth herein, such restrictions shall lapse three years from the date hereof.

         Notwithstanding the preceding paragraph, all or a portion of the Target Grant may be forfeited or the number of shares subject to the Target Grant may be increased (but not in excess of 200% of target number) if the Committee determines that the performance objectives related to the return on average assets ("ROAA") and return on average equity ("ROAE") of Whitney Holding
Corporation  (the  "Company") for calendar  years       ,      , and     as more
fully  summarized by memorandum  dated          ,  supplemented  by the specific
performance based objectives established by the Committee with respect to each calendar year (collectively referred to as the "Objectives"), were not satisfied or were exceeded, as the case may be. Such adjustment shall be made by the Committee as of the Lapse Date in accordance with the terms of the Objectives. The Committee (or its designee) shall provide you with written notice of any reduction or increase in the number of shares subject to the Target Grant, including information concerning the attainment of the performance objectives set forth herein.

         For purposes of this paragraph 2, the Committee shall be deemed to possess the sole authority to determine whether the Objectives have been attained, including without limitation, the authority to determine the Company's ROAA and ROAE and the determination of peer group performance.

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

                                             Very truly yours,

                                             WHITNEY HOLDING CORPORATION

                                          BY:
                                             ------------------------------
                                             Chairman,
                                             Compensation Committee of the Board

                          ACKNOWLEDGMENT AND AGREEMENT
                          ----------------------------


         By execution of this letter, I agree that transfer of Common Stock discussed herein shall be governed by and is subject to the foregoing terms and conditions and the provisions of the Plan, including the Memorandum, all of which have been furnished to me.

                                        ----------------------------------------




                                        ----------------------------------------
                                        Date