Form 10-Q
period 2002-09-30
WHITNEY HOLDING CORP
filed 2002-11-14
CIK 106926

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

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 Commission file number 0-1026
    September 30, 2002


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

                                   Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding  at October  31, 2002
                -----                       ---------------------------------
         Common Stock, no par value                    40,027,309


================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                                                          Page
----------------------------------------------------------------------------------------------------------------
PART I.  Financial Information

              Item 1: Financial Statements:
                        Consolidated Balance Sheets                                                         1
                        Consolidated Statements of Operations                                               2
                        Consolidated Statements of Changes in Shareholders' Equity                          3
                        Consolidated Statements of Cash Flows                                               4
                        Notes to Consolidated Financial Statements                                          5
                        Selected Financial Data                                                            10

              Item 2: Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                          11

              Item 3: Quantitative and Qualitative Disclosures about Market Risk                           27

              Item 4: Controls and Procedures                                                              27


----------------------------------------------------------------------------------------------------------------

PART II. Other Information

              Item 1: Legal Proceedings                                                                    28

              Item 2: Changes in Securities and Use of Proceeds                                            28

              Item 3: Defaults upon Senior Securities                                                      28

              Item 4: Submission of Matters to a Vote of Security Holders                                  28

              Item 5: Other Information                                                                    28

              Item 6: Exhibits and Reports on Form 8-K                                                     28

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
                                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                    September 30      December 31
   (dollars in thousands)                                                                2002             2001
-----------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from financial institutions                                         $   271,528      $   271,512
   Investment in securities
        Securities available for sale                                                 1,693,874        1,440,527
        Securities held to maturity, fair values of  $168,041 and
          $195,712, respectively                                                        159,345          191,813
-----------------------------------------------------------------------------------------------------------------
             Total investment in securities                                           1,853,219        1,632,340
   Federal funds sold and short-term investments                                        170,641          494,908
   Loans, net of unearned income                                                      4,400,312        4,554,538
        Allowance for loan losses                                                       (68,240)         (71,633)
-----------------------------------------------------------------------------------------------------------------
             Net loans                                                                4,332,072        4,482,905
-----------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                          152,916          167,419
   Goodwill                                                                              69,164           68,952
   Other intangible assets                                                               30,269           34,653
   Accrued interest receivable                                                           29,277           32,461
   Other assets                                                                          56,785           58,500
-----------------------------------------------------------------------------------------------------------------
             Total assets                                                           $ 6,965,871      $ 7,243,650
-----------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                              $ 1,615,810      $ 1,634,258
   Interest-bearing deposits                                                          4,074,062        4,315,902
-----------------------------------------------------------------------------------------------------------------
             Total deposits                                                           5,689,872        5,950,160
-----------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                                423,442          511,517
   Accrued interest payable                                                               8,192           14,946
   Accrued expenses and other liabilities                                                61,775           49,139
-----------------------------------------------------------------------------------------------------------------
             Total liabilities                                                        6,183,281        6,525,762
-----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 40,012,966 and 39,667,248 shares, respectively                             2,800            2,800
   Capital surplus                                                                      165,107          154,397
   Retained earnings                                                                    594,113          556,241
   Accumulated other comprehensive income                                                28,185           10,104
   Treasury stock at cost                                                                     -                -
   Unearned restricted stock compensation                                                (7,615)          (5,654)
-----------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                 782,590          717,888
-----------------------------------------------------------------------------------------------------------------

             Total liabilities and shareholders' equity                             $ 6,965,871      $ 7,243,650
-----------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.
   Share data gives effect to the 3-for-2 stock split effective April 9, 2002.

                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended           Nine Months Ended
                                                                 September 30                  September 30
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                 2002           2001          2002           2001
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                $67,742        $84,835       $207,202       $266,009
  Interest and dividends on investments
    Mortgage-backed securities                               14,258         11,591         42,114         28,373
    U.S. agency securities                                    5,209          7,105         17,211         24,880
    Obligations of states and political subdivisions          1,622          1,849          5,050          5,908
    U.S. Treasury securities                                  1,588          1,485          4,545          4,862
    Other securities                                            620            521          1,824          1,440
  Interest on federal funds sold and short-term investments     789          2,406          4,239          7,769
-----------------------------------------------------------------------------------------------------------------
    Total interest income                                    91,828        109,792        282,185        339,241
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                       16,932         35,566         57,413        118,666
  Interest on short-term borrowings                             932          3,287          3,027         13,431
-----------------------------------------------------------------------------------------------------------------
    Total interest expense                                   17,864         38,853         60,440        132,097
-----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                          73,964         70,939        221,745        207,144
PROVISION FOR LOAN LOSSES                                     1,500          8,000          7,000         13,000
-----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                            72,464         62,939        214,745        194,144
-----------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                         9,539          8,763         28,682         25,556
  Credit card income                                          2,083          3,981          6,010         12,021
  Trust service fees                                          2,130          2,403          6,732          7,172
  Secondary mortgage market operations                        2,069          2,199          5,969          4,743
  Other noninterest income                                    6,474          7,656         15,491         21,270
  Securities transactions                                       (15)             -            411             69
-----------------------------------------------------------------------------------------------------------------
    Total noninterest income                                 22,280         25,002         63,295         70,831
-----------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                      27,242         25,805         79,399         78,570
  Employee benefits                                           5,576          4,687         16,472         14,220
-----------------------------------------------------------------------------------------------------------------
    Total personnel expense                                  32,818         30,492         95,871         92,790
  Equipment and data processing expense                       4,510          5,331         14,491         17,737
  Net occupancy expense                                       5,208          5,075         15,131         15,312
  Credit card processing services                               541          2,447          1,597          7,579
  Telecommunication and postage                               2,140          2,181          6,192          6,476
  Legal and professional fees                                 1,431          1,674          4,601          6,441
  Amortization of intangibles                                 1,461          1,818          4,384          5,456
  Ad valorem taxes                                            1,894          1,739          5,683          5,312
  Other noninterest expense                                   8,227          8,109         25,030         25,357
-----------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                58,230         58,866        172,980        182,460
-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   36,514         29,075        105,060         82,515
INCOME TAX EXPENSE                                           12,198          9,719         34,867         26,491
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $24,316        $19,356        $70,193        $56,024
-----------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                       $ .61          $ .49         $ 1.76         $ 1.42
  Diluted                                                       .60            .48           1.75           1.41
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                  40,050,014     39,626,288     39,894,294     39,508,473
  Diluted                                                40,244,282     40,071,824     40,129,111     39,742,281
CASH DIVIDENDS PER SHARE                                      $ .27          $ .25          $ .81          $ .76
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.
Share and per share data give effect to the 3-for-2 stock split effective April 9, 2002.

                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated               Unearned
                                                                                      Other                 Restricted
                                                 Common     Capital    Retained    Comprehensive  Treasury     Stock
(dollars in thousands, except per share data)     Stock     Surplus    Earnings       Income        Stock   Compensation    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                     $ 2,800   $ 158,083   $ 521,220      $ 1,657    $ (13,680)   $ (4,316)   $ 665,764
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                         -           -      56,024            -            -           -       56,024
    Other comprehensive income:
      Cumulative effect of accounting change           -           -           -       (4,175)           -           -       (4,175)
      Unrealized net holding gain on
        securities, net of reclassification
        adjustments and taxes                          -           -           -       24,038            -           -       24,038
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                           -           -      56,024       19,863            -           -       75,887
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.76 per share                       -           -     (30,025)           -            -           -      (30,025)
  Cash dividends, pooled entity                        -           -        (202)           -            -           -         (202)
  Stock sold to dividend reinvestment and
     employee retirement plans                         -       1,650           -            -          702           -        2,352
  Long-term incentive plan stock activity:
    Restricted grants and related activity             -       5,057           -            -         (934)     (2,052)       2,071
    Options exercised                                  -       1,463           -            -            -           -        1,463
  Directors' compensation plan stock activity          -          11           -            -          101           -          112
  Treasury stock issued in pooling
    business combination                               -     (12,978)          -            -       12,978           -            -
  Stock options from pooled entities exercised         -         146           -            -            -           -          146
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                    $ 2,800   $ 153,432   $ 547,017     $ 21,520    $    (833)   $ (6,368)   $ 717,568
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     $ 2,800   $ 154,397   $ 556,241     $ 10,104    $       -    $ (5,654)   $ 717,888
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
    Net income                                         -           -      70,193            -            -           -       70,193
    Other comprehensive income:
      Unrealized net holding gain on
        securities, net of reclassification
        adjustments and taxes                          -           -           -       18,081            -           -       18,081
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                           -           -      70,193       18,081            -           -       88,274
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.81 per share                       -           -     (32,321)           -            -           -      (32,321)
  Stock sold to dividend reinvestment and
     employee retirement plans                         -       1,065           -            -            -           -        1,065
  Long-term incentive plan stock activity:
    Restricted grants and related activity             -       3,923           -            -         (243)     (1,961)       1,719
    Options exercised                                  -       5,312           -            -           31           -        5,343
  Directors' compensation plan stock activity          -         123           -            -          212           -          335
  Stock options from pooled entities exercised         -         287           -            -            -           -          287
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                    $ 2,800   $ 165,107   $ 594,113     $ 28,185    $       -    $ (7,615)   $ 782,590
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements. Per share data gives effect to the 3-for-2 stock split effective April 9, 2002.

                                         WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine Months Ended
                                                                                                       September 30
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                             2002              2001
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                    $  70,193         $  56,024
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                                 11,895            14,574
      Amortization of purchased intangibles                                                         4,384             5,456
      Restricted stock compensation earned                                                          3,733             2,827
      Premium amortization (discount accretion), net                                                2,565              (128)
      Provision for loan losses                                                                     7,000            13,000
      Provision for losses on foreclosed assets                                                        74                63
      Net gains on sales and other dispositions of foreclosed assets                                 (678)             (611)
      Net gains on sales and other dispositions of surplus property                                  (538)           (3,948)
      Net gains on sales of investment securities                                                    (411)              (69)
      Deferred tax benefit                                                                             (4)           (2,615)
      Increase in accrued income taxes                                                                359            11,647
      Decrease in accrued interest receivable and prepaid expenses                                  1,699             2,688
      Decrease in accrued interest payable and other accrued expenses                              (2,960)             (168)
----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                  97,311            98,740
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                               32,245           137,689
  Proceeds from maturities of investment securities available for sale                            385,563           451,909
  Proceeds from sales of investment securities available for sale                                  56,375            53,533
  Purchases of investment securities available for sale                                          (669,581)         (797,992)
  Net decrease in loans                                                                           141,338            85,471
  Net (increase) decrease in federal funds sold and short-term investments                        324,267          (192,248)
  Proceeds from sales of foreclosed assets                                                          2,839             1,229
  Proceeds from sales of surplus banking property                                                   7,359             5,983
  Purchases of bank premises and equipment                                                         (5,577)           (8,463)
  Other, net                                                                                        4,547            (1,428)
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                           279,375          (264,317)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction account and savings account deposits                     (32,973)          330,614
  Net decrease in time deposits                                                                  (227,315)          (96,896)
  Net decrease in short-term borrowings                                                           (88,075)          (68,614)
  Proceeds from issuance of common stock                                                            6,038             3,774
  Purchases of common stock                                                                        (2,256)             (847)
  Cash dividends                                                                                  (32,089)          (28,771)
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                          (376,670)          139,260
----------------------------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                                                   16           (26,317)
    Cash and cash equivalents at beginning of period                                              271,512           273,121
----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                                  $ 271,528         $ 246,804
----------------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                              $ 285,369         $ 346,590

Cash paid during the period for:
   Interest expense                                                                             $  67,194         $ 135,718
   Income taxes                                                                                    33,100            18,068
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

NOTE 2 - EARNINGS PER SHARE

         The components used to calculate basic and diluted earnings per share were as follows:

---------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2002            2001           2002            2001
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                         $24,316         $19,356        $70,193         $56,024
     Effect of dilutive securities                           -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $24,316         $19,356        $70,193         $56,024
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted-average shares outstanding             40,050,014      39,626,288     39,894,294      39,508,473
     Effect of dilutive stock options                   194,268         445,536        234,817         233,808
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      40,244,282      40,071,824     40,129,111      39,742,281
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.61            $.49          $1.76           $1.42
     Diluted                                                .60             .48           1.75            1.41
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                              597,075         234,375        366,795         442,997
---------------------------------------------------------------------------------------------------------------

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

         Whitney has recognized certain intangible assets in connection with its purchase business combinations and other acquisitions. Identifiable intangible assets acquired by the Company have mainly represented the value of the deposit relationships purchased in these transactions. Goodwill represents the purchase price premium over the fair value of the net assets acquired in a business combination, including identifiable intangible assets. In certain banking-industry acquisitions, accounting principles in effect at the time required the recognition of an unidentifiable intangible asset. See Note 8 for a discussion of a recently issued accounting standard related to such unidentifiable intangibles.

         Note 8 also discusses a new accounting standard that eliminated goodwill amortization beginning in 2002. The following table shows net income and earnings per share adjusted to show the impact of the elimination of goodwill amortization.

---------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2002            2001           2002            2001
---------------------------------------------------------------------------------------------------------------
Net income                                              $24,316         $19,356        $70,193         $56,024
Eliminate goodwill amortization, net of tax                  -              806             -            2,421
---------------------------------------------------------------------------------------------------------------
     Adjusted net income                                $24,316         $20,162        $70,193         $58,445
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                   $.61            $.49          $1.76           $1.42
Effect of eliminating goodwill amortization                  -              .02             -              .06
---------------------------------------------------------------------------------------------------------------
     Adjusted basic earnings per share                     $.61            $.51          $1.76           $1.48
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                 $.60            $.48          $1.75           $1.41
Effect of eliminating goodwill amortization                  -              .02             -              .06
---------------------------------------------------------------------------------------------------------------
     Adjusted diluted earnings per share                   $.60            $.50          $1.75           $1.47
---------------------------------------------------------------------------------------------------------------

         Beginning in 2002, goodwill must be tested for impairment at least annually. The initial assessment required by the new accounting standard indicated no goodwill impairment as of January 1, 2002.

         The remaining unamortized cost of intangible assets other than goodwill at September 30, 2002 consisted of deposit relationship intangibles and other identifiable intangibles totaling $21.7 million, with a weighted-average remaining life of approximately six years, and unidentified intangibles totaling $8.6 million, with a remaining life of approximately five years. At December 31, 2001, these totals were $24.8 million and $9.9 million, respectively.

         Amortization of other intangible assets totaled $1.5 million in the third quarter of 2002 and $4.4 million year-to-date through September 30, 2002. The following shows estimated amortization expense for the full year ending December 31, 2002 and the five succeeding years calculated based on current amortization schedules.

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
-----------------------------------------------------

NOTE 4 - STOCK-BASED INCENTIVE COMPENSATION

         Whitney maintains a long-term incentive plan for key employees and a directors' compensation plan, each of which allows for the awarding of stock grants, stock options and other stock-based compensation. During June 2002, annual awards were made under each of these plans as follows:

-----------------------------------------------------------------------------------------------------------
                                                              Stock Grant             Stock Option Award
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)           Shares    Market Value      Shares  Exercise Price
-----------------------------------------------------------------------------------------------------------
Long-term incentive plan for key employees              137,775     $4,666          388,825     $33.87
Directors' compensation plan                              6,750       $207           45,000     $30.79
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

         The stock options are fixed awards, all of which are fully exercisable after six months from the grant date. The exercise price is set at the market price on the grant date. Although Whitney does not recognize compensation expense with respect to such fixed awards of stock options, accounting principles require an annual disclosure of the pro forma decrease in net income and earnings per share as if compensation had been measured and recognized in expense based on an estimate of the options' fair value. Using the Black-Sholes option-pricing model to calculate fair value, the pro forma decrease in net income for 2002 related to the awards granted in June 2002 is estimated at $3.0 million, net of tax. This represents a pro forma decrease in earnings per share, both basic and diluted, of $.08 per share, calculated using weighted-average shares for the nine months ended September 30, 2002. In the annual disclosure for 2001, the pro forma decrease in net income of applying this same method was estimated to be $2.1 million, or $.05 per split-adjusted share, both basic and diluted. A weighted-average fair value of $7.91 per optioned share was calculated for the 2002 awards, compared to $6.40 per share on a split-adjusted basis for the awards in 2001.

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

NOTE 7 - COMPREHENSIVE INCOME

         Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. Whitney's comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended           Nine Months Ended
                                                              September 30                 September 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     2002          2001          2002            2001
-------------------------------------------------------------------------------------------------------------
Net income                                               $24,316       $19,356       $70,193         $56,024
Other comprehensive income:
  Cumulative effect of accounting change                      -             -             -           (4,175)
  Unrealized holding gain on securities,
    net of reclassification adjustments and taxes          8,564        15,133        18,081          24,038
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                     $32,880       $34,489       $88,274         $75,887
-------------------------------------------------------------------------------------------------------------

NOTE 8 - ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under this accounting standard, goodwill is no longer amortized, although amortization continued for existing goodwill through the end of 2001. Beginning in 2002, goodwill is subject to at least an annual assessment for impairment. In transitioning to this new guidance, the Company was required to assess whether there was an indication that goodwill in its reporting unit was impaired at the date of adoption. See Note 3 for the results of this transitional assessment. Impairment losses identified after this transition period are charged to operating expense.

         Under SFAS No. 142, identifiable intangible assets other than goodwill continue to be amortized over their estimated useful lives to their estimated residual values, if any. They are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         When SFAS No. 142 and SFAS No. 141, "Business Combinations," were issued, questions arose concerning the continued appropriateness of the accounting for unidentifiable intangible assets that had been recognized in certain banking-industry acquisitions under existing accounting principles. SFAS No. 147, "Acquisitions of Certain Financial Institutions," which was issued in October 2002, brings all acquisitions completed after October 1, 2002, except for transactions between mutual enterprises, under the guidance of SFAS Nos. 141 and 142. It also requires reclassification to goodwill of any unidentifiable intangible asset that was acquired in a business combination. If an unidentifiable intangible asset was recognized in the purchase of net assets and activities not constituting a business, it is not reclassified to goodwill and continues to be amortized in accordance with the previous guidance. Implementing SFAS No. 147 will not impact Whitney's current accounting for unidentifiable intangibles.

                                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                SELECTED FINANCIAL DATA
                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                     Third          Second         Third              Nine Months Ended
                                                    Quarter        Quarter        Quarter               September 30
(dollars in thousands, except per share data)         2002           2002           2001             2002           2001
--------------------------------------------------------------------------------------------  ------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                     $6,965,871     $6,909,293     $6,878,148       $6,965,871     $6,878,148
  Earning assets                                    6,424,172      6,397,054      6,361,118        6,424,172      6,361,118
  Loans                                             4,400,312      4,300,658      4,509,222        4,400,312      4,509,222
  Investment in securities                          1,853,219      1,875,855      1,644,378        1,853,219      1,644,378
  Deposits                                          5,689,872      5,633,757      5,566,192        5,689,872      5,566,192
  Shareholders' equity                                782,590        758,533        717,568          782,590        717,568
----------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                     $6,883,963     $6,986,870     $6,825,004       $7,036,546     $6,763,101
  Earning assets                                    6,373,798      6,460,942      6,306,997        6,507,286      6,235,876
  Loans                                             4,341,830      4,357,118      4,488,933        4,374,482      4,507,767
  Investment in securities                          1,849,743      1,863,359      1,548,679        1,803,432      1,482,414
  Deposits                                          5,634,831      5,757,493      5,548,850        5,780,268      5,488,533
  Shareholders' equity                                773,326        745,352        702,134          750,087        688,755
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                     $91,828        $94,674       $109,792         $282,185       $339,241
  Interest expense                                     17,864         19,500         38,853           60,440        132,097
  Net interest income                                  73,964         75,174         70,939          221,745        207,144
  Net interest income (TE)                             75,162         76,381         72,258          225,376        211,217
  Provision for loan losses                             1,500          2,500          8,000            7,000         13,000
  Noninterest income, excluding securities
   transactions                                        22,295         20,220         25,002           62,884         70,762
  Securities transactions                                 (15)           426              -              411             69
  Noninterest expense                                  58,230         57,773         58,866          172,980        182,460
  Net income                                           24,316         23,785         19,356           70,193         56,024
----------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                               1.40%          1.37%          1.13%            1.33%          1.11%
  Return on average shareholders' equity                12.47          12.80          10.94            12.51          10.88
  Net interest margin                                    4.69           4.74           4.56             4.63           4.52
  Average loans to average deposits                     77.05          75.68          80.90            75.68          82.13
  Efficiency ratio                                      59.75          59.81          60.52            60.01          62.99
  Allowance for loan losses to loans                     1.55           1.67           1.45             1.55           1.45
  Nonperforming assets to loans plus foreclosed assets
    and surplus property                                  .94            .93            .70              .94            .70
  Average shareholders' equity to average assets        11.23          10.67          10.29            10.66          10.18
  Shareholders' equity to total assets                  11.23          10.98          10.43            11.23          10.43
  Leverage ratio                                         9.65           9.27           9.11             9.65           9.11
----------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
    Basic                                                $.61           $.60           $.49            $1.76          $1.42
    Diluted                                               .60            .59            .48             1.75           1.41
  Dividends
    Cash dividends per share                             $.27           $.27           $.25             $.81           $.76
    Dividend payout ratio                               44.43%         45.37%         51.83%           46.05%         53.95%
  Book Value Per Share                                 $19.56         $18.97         $18.12           $19.56         $18.12
  Trading Data
    High closing price                                 $34.00         $38.52         $32.56           $38.52         $32.56
    Low closing price                                   28.09          30.51          26.84            28.09          24.00
    End-of-period closing price                         32.08          30.74          28.67            32.08          28.67
    Trading volume                                  5,078,531      8,115,882      3,230,252       16,152,515     10,777,484
  Average Shares Outstanding
    Basic                                          40,050,014     39,888,693     39,626,288       39,894,294     39,508,473
    Diluted                                        40,244,282     40,176,705     40,071,824       40,129,111     39,742,281
----------------------------------------------------------------------------------------------------------------------------

Share and per share data give effect to the 3-for-2 stock split effective April 9, 2002.
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding merger-related items.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries ( the "Company" or "Whitney") and on their results of operations during the third quarters of 2002 and 2001 and during the nine-month periods through September 30 in each year. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the "Bank.") This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements, notes and selected financial data. This discussion and analysis should be read in conjunction with the Company's 2001 annual report on Form 10-K.

         The Company reports the balances and results of operations from businesses acquired in purchase transactions from the respective acquisition dates. Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW

         Whitney earned $.61 per share for the third quarter of 2002 and $1.76 per share for the nine months ended September 30, 2002, each a 24% increase over per share earnings for the comparable periods of 2001. Net income of $24.3 million in the most recent quarter was 26%, or $5.0 million, higher than the year-earlier period. Year-to-date net income of $70.2 million in 2002 was up 25%, or $14.2 million, from the prior year.

         New accounting standards issued in 2001 eliminated goodwill amortization starting in 2002. The amortization of other purchased intangible assets continues. Comparative earnings information excluding the after-tax effect of the amortization of goodwill is presented in Note 3 to the consolidated financial statements.

         Selected highlights from the third quarter's results follow:

         o Net interest income (TE) increased 4%, or $2.9 million, from the third quarter of 2001, on the strength of an improved net interest margin, but only limited growth in average earning assets. Whitney's net interest margin increased to 4.69%, or 13 basis points above the year-earlier quarter. Although sharply lower market rates reduced both asset yields and funding costs, there was a deeper reduction in the cost of funds. Funding costs, which decreased 133 basis points, benefited from an increase in the percentage of earning assets funded by noninterest-bearing sources. At the same time, the generally fixed-rate investment portfolio helped moderate the decline in overall asset yields, which totaled 120 basis points.

         o Noninterest income, excluding securities transactions, decreased 11% in the third quarter of 2002, reflecting the impact of Whitney's sale of its agreements to process merchants' credit card transactions in 2001's third quarter. Adjusting for this impact, noninterest income was 16%, or $3.0 million, higher than in the year-earlier quarter. Service charges from deposit accounts increased 9%, or $.8 million, during the third quarter of 2002. Other contributors to income growth from recurring sources included fees on letters of credit and unused loan commitments and student loan sale incentive fees, while trust service fees were lower on renewed weakness in the capital markets. Whitney also recognized an additional $1.0 million in net gains on dispositions of surplus banking property and foreclosed assets in the most recent quarter.

         o Noninterest expense was down 1% from 2001's third quarter, but would have increased 2%, or $1.2 million, after adjusting for the impact from the merchant business sale. Total personnel expense increased 8%, or $2.3 million, including approximately $.6 million of recurring and nonrecurring costs associated with acquired bank personnel. Close control over capital expenditures helped reduce equipment and data processing expense by 15%, or $.8 million, in 2002's third quarter. The change in accounting for goodwill contributed to a $.4 million net decrease in amortization of purchased intangibles compared to the year-earlier quarter.

         o Whitney provided $1.5 million for loan losses in the third quarter of 2002, compared to $2.5 million in 2002's second quarter, and $8.0 million in 2001's third quarter. The provision in last year's third quarter reflected, among other factors, economic uncertainty in the aftermath of the September 11 terrorist attacks. Nonperforming assets totaled $42 million at September 30, 2002, or .94% of loans plus foreclosed assets and surplus bank property, little changed from the end of 2002's second quarter, but up from $32 million, or .70%, a year earlier. Net charge-offs and an improvement in the total of loans identified internally as having above-normal credit risk led to a reduction in the allowance for loan losses by $3.4 million from the end of 2002's second quarter. The allowance for loan losses was 1.55% of total loans at September 30, 2002, compared to 1.67% at June 30, 2002, and 1.45% a year earlier.

FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to, (a) comments regarding the expected growth rate of the loan portfolio, (b) comments about future changes in the mix of deposits, (c) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (d) comments about the performance of Whitney's net interest income and net interest margin assuming certain future conditions, (e) remarks about possible future benefits to be derived from the alliance Whitney formed to provide credit card sale processing services to its merchant customers, and (f) comments about anticipated production levels for secondary mortgage market operations.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES

         Total loans decreased 3%, or $154 million, from year-end 2001 to the end of 2002's third quarter. Average loans in the third quarter of 2002 were also 3%, or $147 million, lower than the third quarter of 2001. The major portion of these reductions came from the residential mortgage loan portfolio, prompted by increased refinancing activity and management's continuing decision to sell most current production in the secondary market. Although there was some recent growth in the commercial loan portfolio, demand for business credit in general has been restrained for over a year during a period of reduced economic activity and uncertainty regarding future economic conditions. Over this same period, the rate environment has continued to present real estate developers with favorable permanent financing opportunities. Recent growth reflected some increased economic activity for certain industry sectors as well as new customer development. Conditions that would support accelerated loan growth, however, are not yet evident.

         The portfolio of commercial loans, other than those secured by real property, was down $39 million at September 30, 2002, compared to year-end 2001, and the average portfolio balance for the third quarter of 2002 was below the level in the year-earlier quarter by less than 1%. Since June 30, 2002, however, this portfolio grew $94 million. Approximately half of this increase came from loans to customers related to the oil and gas industry. Whitney's customer base in this industry mainly provides services and products to support exploration and production activities. Overall, there have been no major trends or changes in the concentration mix of this portfolio category from year-end 2001. Outstanding balances under participations in syndicated loan commitments totaled $266 million at the end of 2002's third quarter compared to $200 million at the end of 2001, including approximately $100 million and $80 million, respectively, related to the oil and gas industry. Substantially all syndicated loans are with customers operating in Whitney's market area.

         The commercial real estate portfolio, which includes loans secured by properties used in commercial or industrial operations, has been relatively stable. Whitney has been able to develop new business in this highly competitive market, including a recent increase in activity at its Houston operations. The overall pace of new real estate project development, however, has slowed with the general economy and heightened economic uncertainty, and growth from new business has for the most part been offset by expected paydowns on and permanent financing of seasoned projects. In recent years, activity in this portfolio segment has been mainly driven by apartment and condominium projects, particularly in the eastern Gulf Coast region, development of retail, small office and commercial facilities throughout Whitney's market area, and hotel and other hospitality industry projects, largely in the New Orleans metropolitan area.

         The impact of refinancings and the continuing policy of selling most retail mortgage production was evident in the 13%, or $110 million, decrease in the retail mortgage loan portfolio from December 31, 2001, as well as the 18%, or $160 million, decrease in average retail mortgage loans from 2001's third quarter. The moderate 3% growth in loans to individuals between the third quarters of 2002 and 2001 and since year-end 2001 came mainly from the promotion of secured personal credit lines.

         Table 2, which is based on regulatory reporting codes, shows loan balances at September 30, 2002 and at the end of the four prior quarters.

TABLE 2.  LOANS

------------------------------------------------------------------------------------------------------------------
                                                             2002                               2001
----------------------------------------------------------------------------------- ------------------------------
(dollars in thousands)                  September 30        June 30       March 31     December 31   September 30
------------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans                    $1,813,474     $1,719,674     $1,753,979      $1,852,497     $1,806,218
Real estate loans - commercial
    and other                              1,562,303      1,535,446      1,568,782       1,576,817      1,543,307
Real estate loans - retail mortgage          710,655        724,429        740,448         820,808        857,701
Loans to individuals                         313,880        321,109        315,821         304,416        301,996
------------------------------------------------------------------------------------------------------------------
    Total loans                           $4,400,312     $4,300,658     $4,379,030      $4,554,538     $4,509,222
------------------------------------------------------------------------------------------------------------------

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------
                                                      Three Months Ended          Nine Months Ended
                                                         September 30                September 30
------------------------------------------------------------------------------ --------------------------
(dollars in thousands)                                2002           2001          2002         2001
---------------------------------------------------------------------------------------------------------
Balance at the beginning of period                  $71,667         $62,265      $71,633       $61,017
Allowance on loans transferred to held for sale          -               -            -           (651)
Provision for loan losses                             1,500           8,000        7,000        13,000
Loans charged to the allowance:
   Commercial, financial and agricultural              (644)         (5,578)      (5,267)      (10,343)
   Real estate                                       (4,965)           (313)      (6,595)         (449)
   Loans to individuals                                (682)           (680)      (2,464)       (2,064)
---------------------------------------------------------------------------------------------------------
      Total charge-offs                              (6,291)         (6,571)     (14,326)      (12,856)
---------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural               737             903        1,930         2,323
   Real estate                                          186             243          655         1,156
   Loans to individuals                                 441             511        1,348         1,362
---------------------------------------------------------------------------------------------------------
      Total recoveries                                1,364           1,657        3,933         4,841
---------------------------------------------------------------------------------------------------------
Net charge-offs                                      (4,927)         (4,914)     (10,393)       (8,015)
---------------------------------------------------------------------------------------------------------
Balance at the end of period                        $68,240         $65,351      $68,240       $65,351
---------------------------------------------------------------------------------------------------------
Ratios:
   Net annualized charge-offs
     to average loans                                   .45%            .44%         .32%          .24%
   Gross annualized charge-offs to average loans        .58             .59          .44           .38
   Recoveries to gross charge-offs                    21.68           25.22        27.45         37.66
   Allowance for loan losses to loans
     at end of period                                  1.55            1.45         1.55          1.45
---------------------------------------------------------------------------------------------------------

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in their estimate of probable loan losses which is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense. Table 3 above compares third quarter 2002 activity in the allowance for loan losses with the third quarter of 2001 and also compares nine-month activity for each year.

         Net charge-offs totaled $4.9 million in the third quarters of both 2002 and 2001. The most recent total included a $4.6 million full charge-off of a related group of loans that had been identified as impaired in this year's first quarter. The impact of net charge-offs and improvements in overall credit risk measurements as discussed below led to a $3.4 million reduction in the level of the allowance for loans losses compared to June 30, 2002 and year-end 2001 and helped lower the provision recorded for the most recent quarter. The allowance for loan losses was 1.55% of total loans at September 30, 2002, compared to 1.67% at June 30, 2002 and 1.45% a year-earlier.

         As indicated in the following credit quality statistics, the overall credit risk profile of the Company's customers improved during the third quarter of 2002, after holding relatively stable through the first half of the year. Credit risk had increased moderately during 2001, and, during that period, Whitney's allowance for loan losses grew steadily as a percent of loans as economic conditions softened and uncertainty increased.

TABLE 4.  NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------
                                                                 2002                             2001
---------------------------------------------------------------------------------------  ------------------------
                                                  September        June       March      December     September
(dollars in thousands)                                30            30          31          31            30
-----------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis          $38,663       $37,442     $42,279     $33,412       $30,032
Restructured loans                                     347           358         371         383           396
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        39,010        37,800      42,650      33,795        30,428
Foreclosed assets and surplus property               2,543         2,340       3,281         991         1,287
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                      $41,553       $40,140     $45,931     $34,786       $31,715
-----------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing               $9,532        $9,390      $6,812      $6,916        $8,512
-----------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property       .94%          .93%       1.05%        .76%          .70%
   Allowance for loan losses to
     nonperforming loans                            174.93        189.60      168.04      211.96        214.77
   Loans 90 days past due still accruing to
     loans                                             .22           .22         .16         .15           .19
-----------------------------------------------------------------------------------------------------------------

         Table 4 above shows total nonperforming assets at September 30, 2002 and at the end of the preceding four quarters. Nonperforming assets increased to ..94% of loans plus foreclosed assets and surplus bank property at the end of 2002's third quarter, up from .76% at year-end 2001, and .70% at September 30, 2001. The total of nonperforming assets was, however, little changed from the end of 2002's second quarter, and the increases over the prior year levels are not indicative of any significant underlying trends relating to industries or markets.

         The total of loans internally classified as having above-normal credit risk, however, decreased approximately $34 million from the end of 2002's second quarter, and was down $98 million compared to December 31, 2001, and $111 million from the end of 2001's third quarter. The decrease from the end of 2002's second quarter came largely from a credit with a customer in the health care industry that has demonstrated sustained improved performance. The decrease from the levels in 2001 also reflected in part improved outlooks for two larger credits that had been downgraded during the third quarter of that year and included in the shared national credit review process by Federal banking regulators. Loans warranting special attention because of risk characteristics that indicate potential weaknesses have been reduced by $104 million during the first nine months of 2002 to a total of $50 million at September 30, 2002. The total of loans classified as having well-defined weaknesses that, if not corrected, would likely result in some loss remained at $134 million. Loans for which full repayment is doubtful increased $5 million to a total of $16 million.

INVESTMENT IN SECURITIES

         Strong demand for deposit products during a period of restrained loan demand led to a significant increase in liquidity in 2001. Information on changes in deposits and other funding sources is presented in the following section. Over time, management directed more of this liquidity to the investment portfolio, particularly to mortgage-backed securities with relatively short duration, based on its expectations regarding the stability of the funding sources and the near-term prospects for loan demand.

         At September 30, 2002, total securities were $1.85 billion, compared to $1.63 billion at December 31, 2001 and $1.64 billion at September 30, 2001. The average investment in securities in 2002's third quarter was up 19%, or $301 million, from the third quarter of 2001, and mortgage-backed securities grew to 58% of the total portfolio from 50% in the year-earlier period. Short-term liquidity investments, including federal funds sold, totaled $171 million at the end of 2002's third quarter, compared to $495 million at year-end 2001 and $208 million at September 30, 2001. On average, liquidity investments in the third quarter of 2002 were $87 million, or 32%, below the level in the year-earlier quarter.

         In recent years, Whitney steadily built its investment in securities classified as available for sale, primarily as a means to increase liquidity management flexibility. Effective January 1, 2001, the Company reclassified securities with a carrying value of $528 million, and an unrealized net loss of $6.4 million, as available for sale in connection with the adoption of SFAS No.
133. The unrealized loss at the effective date of the reclassification was reported net of tax in other comprehensive income in the first quarter of 2001. Securities available for sale constituted 91% of the total investment portfolio at September 30, 2002. The quarter-end net unrealized gain on this portfolio segment totaled $43.2 million, or 2.4% of amortized cost, compared to $15.8 million, or 1.0% of amortized cost, at year-end 2001. The increase in the net unrealized gain mainly reflected the impact on fixed income security prices of shifts in the slope of the yield curve.

DEPOSITS AND SHORT-TERM BORROWINGS

         At September 30, 2002, deposits were 4%, or $260 million, below the level at December 31, 2001, mainly because of seasonality in the Company's deposit flows and an influx of temporary funds from local governmental entities at the end of 2001 and during the first quarter of 2002. Average deposits were up 2%, or $86 million, in the third quarter of 2002 compared to the year-earlier quarter, but would have been slightly lower if the impact of deposits associated with bank operations purchased late in 2001 is factored out. Short-term borrowings, the major part of which represent liabilities under repurchase agreements with customers, decreased 17%, or $88 million, from year-end 2001, and were down a comparable amount and percent on average for the third quarter of 2002 compared to the year-earlier quarter.

         Increased demand for the safety and liquidity of deposit products helped fuel accelerated growth throughout 2001. Many of the factors that prompted the increased availability of deposit funds continued to influence customer behavior in the third quarter of 2002. Noninterest-bearing demand deposits in 2002's third quarter were up 9%, or $126 million, including approximately $40 million from acquired operations. Average interest-bearing deposits, however, declined 1%, or $40 million, compared to the year-earlier period, despite the addition of approximately $90 million of deposits associated with acquired operations. The lack of further growth in interest-bearing deposits during 2002 was largely a reaction to steadily declining renewal rates for time deposits and, to a lesser degree, reduced yields on other deposit products.

         The shift in the mix of interest-bearing deposits between the third quarters of 2001 and 2002 was partly a function of funds flows between deposit products, and to deposits from short-term borrowings, in response to the reduced yields. Average money market deposits grew 18%, or $205 million, compared to 2001's third quarter; and regular savings deposits were up 11%, or $52 million, at least temporarily reversing a trend away from this more traditional deposit product. NOW account deposits were also up over the third quarter of 2001, by 13%, or $72 million on average. Total time deposits, however, decreased 19%, or $369 million on average, compared to the third quarter of 2001. The maturity of approximately $490 million of time deposits in the fourth quarter of 2002 will likely contribute to further shifts in the mix of deposits.

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

         On the liability side, liquidity management focuses on growing the base of stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability funding sources in the third quarter of 2002. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2002 and 2001.

         The Bank had over $1.5 billion in unfunded loan commitments outstanding at September 30, 2002, up 18% from 2001's year-end. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

ASSET/LIABILITY MANAGEMENT

         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations and monitoring the economic value of equity. The net interest income simulations run at the end of 2002's third quarter indicated that Whitney continued to be moderately asset sensitive over the near term, similar to its position at year-end 2001. Based on these simulations, annual net interest income would be expected to increase $13 million, or 4.6%, and decrease $15 million, or 5.1%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The actual impact of changing interest rates on net interest income is dependent on many factors including the growth in earning assets and the demand for deposit products, the mix of earning assets and interest-bearing liabilities, the timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

         At September 30, 2002, shareholders' equity totaled $783 million compared to $718 million at year-end 2001. The major factors in this $65 million increase were earnings, net of dividends declared, of approximately $38 million, and an $18 million increase in the tax-effected net unrealized holding gain on securities available for sale.

         The ratios in Table 5 indicate that the Company remained strongly capitalized at September 30, 2002.

TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                      September 30          December 31
(dollars in thousands)                                    2002                  2001
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                              $654,973              $604,179
Tier 2 regulatory capital                                64,803                63,878
--------------------------------------------------------------------------------------------
Total regulatory capital                               $719,776              $668,057
--------------------------------------------------------------------------------------------
Risk-weighted assets                                 $5,180,836            $5,102,470
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)             9.65%                 8.72%
   Tier 1 capital to risk-weighted assets                 12.64                 11.84
   Total capital to risk-weighted assets                  13.89                 13.09
   Shareholders' equity to total assets                   11.23                  9.91
--------------------------------------------------------------------------------------------

         The regulatory capital ratios for Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency.

         During the first quarter, Whitney announced a three-for-two split of its common stock that was effective April 9, 2002. The Company declared a dividend of $.27 per post-split share in each of the first three quarters of 2002. These dividends are comparable to the split-adjusted rate in the fourth quarter of 2001 and represent more than a 6% increase over the $.25 per share split-adjusted dividend declared for the first three quarters of 2001.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income (TE) for the third quarter of 2002 increased 4%, or $2.9 million, from the third quarter of 2001, on average earning asset growth of 1%. Compared to 2002's second quarter, net interest income (TE) was down 2%, or $1.2 million, as average earning assets declined 1%. Whitney's net interest margin of 4.69% in the third quarter of 2002 was 13 basis points above the year-earlier quarter and 5 basis points below the second quarter of 2002. Tables 6 and 7 show the components of changes in the Company's net interest income and net interest margin. Maintaining the net interest margin at current levels and generating growth in net interest income during a period of continued low interest rates, economic uncertainty and limited asset growth cannot be assured.

         There was a 3% decrease in average loans in the third quarter of 2002 compared to the year-earlier quarter, and average loans declined to 68% of earning assets from 71% in the third quarter of 2001. Liquidity generated by loan reductions and a sustained demand for deposit products was gradually deployed in the investment portfolio, which increased to 29% of earning assets in 2002's third quarter from 25% a year earlier.

         Market rates have been relatively stable during 2002, after having declined steadily throughout 2001. The average prime rate in the most recent quarter was more than 182 basis points lower than in the third quarter of 2001. Fixed-rate components of the loan portfolio and discipline in loan pricing in the face of restrained demand and heightened competition helped limit the decrease in the loan portfolio yield (TE) between these periods to 131 basis points. The average rate earned on the predominantly fixed-rate investment portfolio decreased 86 basis points. Low market rates have stimulated home mortgage refinancing activity and accelerated prepayments on mortgage-backed securities. This has offset some of the benefit to the portfolio return from the fixed-rate structure of the investment portfolio. The overall yield on earning assets in 2002's third quarter was 120 basis points lower than the year-earlier quarter.

         The total interest cost of funding earning assets in 2002's third quarter decreased 133 basis points from the third quarter of 2001. Increased demand for the safety and liquidity of deposit products has had a favorable impact on the mix of funding sources. The percent of earning assets funded by noninterest-bearing sources rose to almost 30% in the third quarter of 2002, from 27% in 2001's third quarter. Higher-cost sources of funds, which include time deposits and short-term borrowings, fell to 31% of average earning assets over this same period, from 39% in the third quarter of 2001. Total time deposits decreased 19% in response to steadily declining renewal rates, shifting in part to lower-cost products. Short-term borrowings were also 19% lower than 2001's third quarter.

         Although money market rates became relatively stable in 2002, the maturity structure of time deposits was such that their cost has continued to decline. The average rate on time deposits in the third quarter of 2002 was 152 basis points lower than 2001's fourth quarter, including a 34 basis point decrease from the second quarter of 2002. At current market conditions, time deposit maturities should lead to further rate reductions in the fourth quarter of 2002. Consistent with the relatively stable rate environment, however, the rate on other non-term interest-bearing funds

TABLE 6.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
-----------------------------------------------------------------------------------------------------------------------------------

                                             Third Quarter 2002              Second Quarter 2002            Third Quarter 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                         Average                         Average                         Average
(dollars in thousands)                   Balance   Interest   Rate       Balance   Interest   Rate       Balance    Interest  Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                      $4,341,830   $68,066   6.22%    $4,357,118   $69,394   6.39%    $4,488,933   $ 85,159  7.53%
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities              1,063,983    14,258   5.36      1,066,158    15,023   5.64        772,763     11,591  6.00
U.S. agency securities                    428,373     5,209   4.86        435,538     5,643   5.18        474,683      7,105  5.99
Obligations of states and political
 subdivisions (TE) (a)                    144,542     2,496   6.91        145,999     2,532   6.94        160,192      2,844  7.10
U.S. Treasury securities                  156,779     1,588   4.02        159,763     1,637   4.11         97,406      1,485  6.05
Other securities                           56,066       620   4.42         55,901       621   4.44         43,635        521  4.78
-----------------------------------------------------------------------------------------------------------------------------------
    Total investment in securities      1,849,743    24,171   5.22      1,863,359    25,456   5.47      1,548,679     23,546  6.08
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term
  investments                             182,225       789   1.72        240,465     1,031   1.72        269,385      2,406  3.54
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                6,373,798   $93,026   5.80%     6,460,942   $95,881   5.95%     6,306,997   $111,111  7.00%
-----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                              582,789                         598,456                         582,242
Allowance for loan losses                 (72,624)                        (72,528)                        (64,235)
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets                       $6,883,963                      $6,986,870                      $6,825,004
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                   $  635,576   $ 1,179    .74%    $  653,014   $ 1,183    .73%    $  563,182   $  1,851  1.30%
Money market deposits                   1,316,705     4,854   1.46      1,332,376     4,920   1.48      1,111,291      7,586  2.71
Savings deposits                          518,199     1,074    .82        516,484     1,038    .81        466,298      1,703  1.45
Other time deposits                       890,595     5,865   2.61        933,329     6,986   3.00      1,108,811     14,480  5.18
Time deposits $100,000 and over           699,707     3,960   2.24        707,128     4,407   2.50        850,833      9,946  4.64
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits     4,060,782    16,932   1.65      4,142,331    18,534   1.79      4,100,415     35,566  3.44
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                     410,108       932    .90        422,461       966    .92        503,607      3,287  2.59
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
     liabilities                        4,470,890   $17,864   1.59%     4,564,792   $19,500   1.71%     4,604,022   $ 38,853  3.35%
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
Demand deposits                         1,574,049                       1,615,162                       1,448,435
Other liabilities                          65,698                          61,564                          70,413
Shareholders' equity                      773,326                         745,352                         702,134
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
     shareholders' equity              $6,883,963                      $6,986,870                      $6,825,004
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income and
   margin (TE) (a)                                  $75,162   4.69%                 $76,381   4.74%                 $ 72,258  4.56%
Net earning assets and spread          $1,902,908             4.21%    $1,896,150             4.24%    $1,702,975             3.65%
Interest cost of funding earning
   assets                                                     1.11%                           1.21%                           2.44%
-----------------------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Average balance includes nonaccruing loans of $36,984, $38,902 and $29,619, respectively, in  the third and  second  quarters of
    2002 and the third quarter of 2001.

TABLE 6.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES (continued)
----------------------------------------------------------------------------------------------------------------------------------
                                                                Nine Months Ended                       Nine Months Ended
                                                               September 30, 2002                      September 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                       Average                                  Average
(dollars in thousands)                                 Balance      Interest      Rate          Balance     Interest       Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(a),(b)                                     $4,374,482     $208,113      6.36%       $4,507,767    $266,923       7.92%
----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                             1,006,021       42,114      5.58           621,531      28,373       6.09
U.S. agency securities                                   448,853       17,211      5.11           551,315      24,880       6.02
Obligations of states and political
  subdivisions (TE) (a)                                  148,838        7,770      6.96           167,076       9,067       7.24
U.S. Treasury securities                                 145,010        4,545      4.19           107,050       4,862       6.07
Other securities                                          54,710        1,824      4.45            35,442       1,440       5.42
----------------------------------------------------------------------------------------------------------------------------------
    Total investment in securities                     1,803,432       73,464      5.43         1,482,414      68,622       6.17
----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and short-term investments            329,372        4,239      1.72           245,695       7,769       4.23
----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                               6,507,286     $285,816      5.87%        6,235,876    $343,314       7.36%
----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                             601,930                                  590,058
Allowance for loan losses                                (72,670)                                 (62,833)
----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                      $7,036,546                               $6,763,101
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                                  $  701,560     $  4,487       .85%       $  580,769    $  6,041       1.39%
Money market deposits                                  1,315,815       14,957      1.52         1,016,814      24,634       3.24
Savings deposits                                         512,087        3,118       .81           457,968       5,912       1.73
Other time deposits                                      934,907       21,322      3.05         1,131,956      47,255       5.58
Time deposits $100,000 and over                          720,261       13,529      2.51           876,327      34,824       5.31
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                    4,184,630       57,413      1.83         4,063,834     118,666       3.90
----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                    442,437        3,027       .91           514,664      13,431       3.49
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                 4,627,067     $ 60,440      1.75%        4,578,498    $132,097       3.86%
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
Demand deposits                                        1,595,638                                1,424,699
Other liabilities                                         63,754                                   71,149
Shareholders' equity                                     750,087                                  688,755
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity        $7,036,546                               $6,763,101
----------------------------------------------------------------------------------------------------------------------------------

    Net interest income and margin (TE) (a)                          $225,376      4.63%                     $211,217       4.52%
    Net earning assets and spread                     $1,880,219                   4.12%       $1,657,378                   3.50%
    Interest cost of funding earning assets                                        1.24%                                    2.84%
----------------------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Average balance includes nonaccruing loans of $36,849 and $26,531, respectively, in the first nine months of 2002 and 2001.

TABLE 7. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a),(b)
------------------------------------------------------------------------------------------------------------------------------------
                                                Third Quarter 2002 Compared to:                      Nine Months Ended September 30,
                                     Second Quarter 2002               Third Quarter 2001                2002 Compared to 2001
                             ---------------------------------------------------------------------  --------------------------------
                                    Due To            Total           Due To           Total              Due To            Total
                                   Change In         Increase        Change In        Increase           Change In         Increase
(dollars in thousands)         Volume      Rate     (Decrease)    Volume      Rate   (Decrease)       Volume      Rate    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME(TE)
Loans (TE)(a)                  $(160)    $(1,168)    $(1,328)   $(2,714)  $(14,379)  $ (17,093)     $ (7,689)  $(51,121)   $(58,810)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities       (31)       (734)       (765)     4,021     (1,354)      2,667        16,268     (2,527)     13,741
U.S. agency securities           (92)       (342)       (434)      (649)    (1,247)     (1,896)       (4,240)    (3,429)     (7,669)
Obligations of states and
    political subdivisions
    (TE) (a)                     (25)        (11)        (36)      (272)       (76)       (348)         (962)      (335)     (1,297)
U.S. Treasury securities         (22)        (27)        (49)       709       (606)        103         1,439     (1,756)       (317)
Other securities                   2          (3)         (1)       140        (41)         99           677       (293)        384
------------------------------------------------------------------------------------------------------------------------------------
    Total investment in
      securities                (168)     (1,117)     (1,285)     3,949     (3,324)        625        13,182     (8,340)      4,842
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
    short-term investments      (241)         (1)       (242)      (624)      (993)     (1,617)        2,074     (5,604)     (3,530)
------------------------------------------------------------------------------------------------------------------------------------
    Total interest income
     (TE) (a)                   (569)     (2,286)     (2,855)       611    (18,696)    (18,085)        7,567    (65,065)    (57,498)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
NOW account deposits             (23)         19          (4)       214       (886)       (672)        1,087     (2,641)     (1,554)
Money market deposits            (32)        (34)        (66)     1,217     (3,949)     (2,732)        5,873    (15,550)     (9,677)
Savings deposits                   5          31          36        173       (802)       (629)          631     (3,425)     (2,794)
Other time deposits             (292)       (829)     (1,121)    (2,448)    (6,167)     (8,615)       (7,191)   (18,742)    (25,933)
Time deposits $100,000
  and over                       (42)       (405)       (447)    (1,533)    (4,453)     (5,986)       (5,376)   (15,919)    (21,295)
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits                  (384)     (1,218)     (1,602)    (2,377)   (16,257)    (18,634)       (4,976)   (56,277)    (61,253)
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings            (22)        (12)        (34)      (522)    (1,833)     (2,355)       (1,663)    (8,741)    (10,404)
------------------------------------------------------------------------------------------------------------------------------------
    Total interest expense      (406)     (1,230)     (1,636)    (2,899)   (18,090)    (20,989)       (6,639)   (65,018)    (71,657)
------------------------------------------------------------------------------------------------------------------------------------

    Change in net interest
      income (TE)(a)           $(163)    $(1,056)    $(1,219)   $ 3,510    $  (606)  $   2,904       $14,206    $   (47)   $ 14,159
------------------------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes  an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

decreased by a more moderate 36 basis points from the fourth quarter of 2001, and was unchanged from the current year's second quarter.

         For the first nine months of 2002, net interest income (TE) increased 7%, or $14. 2 million, over the same period in 2001, on earning asset growth of 4%. The net interest margin was 4.63% for the 2002 period and 4.52% for the prior year's period. The average yield on earning assets decreased 149 basis points, with loan yields down 156 basis points in 2002 and the average rate earned on the investment portfolio 74 basis points below the rate earned in 2001. The total interest cost of funding earning assets declined 160 basis points compared to the first nine months of 2001. The same factors that affected the mix and rates for earning assets and funding sources in the third quarter of 2002 were evident for the year-to-date period.

PROVISION FOR LOAN LOSSES

         Whitney provided $1.5 million for loan losses in the third quarter of 2002, compared to $2.5 million in 2002's second quarter, and $8.0 million in the third quarter of 2001. Last year's quarterly provision reflected, among other factors, economic uncertainty in the aftermath of the September 11 terrorist attacks. The $7.0 million year-to-date provision in 2002 compares to a $13.0 million provision for the same period in 2001. Net charge-offs totaled $4.9 million for both the current quarter and the year-earlier period, compared to $2.5 million in the second quarter of 2002. Net charge-offs were $10.4 million for the first nine months of 2002 and $8.0 million for the comparable period in 2001.

         Recent improvements in the Company's overall credit risk profile and the impact of net charge-offs led to a reduction in the level of the allowance for loan losses and helped lower the provision for the third quarter of 2002. For a discussion of changes in the allowance for loan losses, nonperforming assets and general asset quality, see the earlier section on Loans and Allowance for Loan Losses. The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME

         Noninterest income, excluding securities transactions, totaled $22.3 million for the third quarter of 2002, a decrease of $2.7 million from the third quarter of 2001. Late in the third quarter of 2001, Whitney sold its agreements to process merchants' credit card transactions to a firm specializing in this business and recognized a gain of $3.6 million in that period. Excluding the gain on this merchant business sale, which was reported with other noninterest income, and adjusting for the estimated $2.1 million related impact on recurring credit card income, noninterest income was 16%, or $3.0 million, higher than in the year-earlier quarter. The Company maintained an interest in the ongoing revenues generated through an alliance formed with the specialist, and, over time, expects to benefit from the specialist's operating efficiencies and from added growth in the merchant customer base through focused sales management and enhanced customer service.

         Quarterly income from service charges on deposit accounts was up 9%, or $.8 million, in 2002. Lower market rates have had a favorable impact on deposit service fees by reducing the earnings credit that is allowed as an offset to charges on certain business accounts. Benefits from pricing policy refinements and automated decision tools that were introduced in 2001 also contributed to this increase.

         Income from secondary mortgage market operations was down moderately from the level in the third quarter of 2001. Production levels during the most recent quarter were bolstered by a strong refinancing market, but were still below the peak levels reached during the fourth quarter of 2001. The rate environment is expected to continue to spur refinancing activity and production in 2002's fourth quarter.

         Adjusting for the impact of the merchant business sale, revenue from credit and debit card transactions rose 15%, or close to $.3 million, in the third quarter of 2002, on wider distribution and increased use of Whitney's card products.

         Excluding the $3.6 million gain on the merchant business sale in the third quarter of 2001 mentioned above, other noninterest income increased $2.4 million in the third quarter of 2002. Whitney recognized net gains on dispositions of surplus banking property and foreclosed assets of over $1.2 million in 2002's third quarter, compared to $.2 million in the year-earlier quarter. Other contributors to growth in other noninterest income included fees on letters of credit and unused loan commitments, student loan sale incentive fees, revenue from a recently implemented agreement to outsource the bank's official checks, and some increased revenue from ATM network participation agreements.

         Noninterest income, excluding securities transactions, was $62.9 million through the first nine months of this year, compared to $70.8 million in the same period in 2001. Service charges on deposit accounts increased 12%, or $3.1 million, with the year-to-date results reflecting a more pronounced benefit from pricing policy and system changes first introduced in 2001's second quarter. Secondary mortgage market operations posted a $1.2 million, or 26%, increase for the first nine months of 2002. Credit card income declined $6.0 million, but was up $.9 million, or 18%, after adjusting for the $6.9 million year-to-date impact of the merchant business sale. Lower asset values in the capital markets contributed to a 6%, or $.4 million, decrease in trust services income, although a modification of fee schedules helped limit the negative impact from capital market turmoil.

         The $5.8 million decrease in other noninterest income reflected the $3.6 million gain on the merchant business sale in 2001 and a $3.1 million reduction in net gains from dispositions of surplus property and foreclosed assets. Whitney recognized approximately $4.3 million of net gains on such dispositions during the first nine months of 2001. For the same period in 2002, net gains totaled $1.2 million.

NONINTEREST EXPENSE

         Total noninterest expense of $58.2 million in the third quarter of 2002 was 1% less than the total for the third quarter of 2001. Adjusting for the impact of the merchant business sale, noninterest expense for 2002's third quarter would have increased 2%, or $1.2 million, from the year-earlier period.

         Total personnel expense was 8%, or $2.3 million, higher than in the third quarter of 2001. Employee compensation increased 6%, or $1.4 million, including approximately $.4 million in nonrecurring costs associated with acquired bank personnel. Employee benefits were up 19%, or $.9 million. Base salaries and the cost of various targeted employee incentive pay plans increased 5%, or approximately $1.1 million, over the level in 2001's third quarter, including the impact of recurring costs of bank operations purchased in late 2001. The successful integration of operations and employees from this fourth quarter acquisition and continued attention to efficient management of human resources helped the Company end the third quarter of 2002 with its overall staff level little changed from a year earlier.

         Higher costs of providing both retirement and health benefits drove the increase in employee benefits expense. For the third quarter of 2002, the expense of providing benefits under the defined benefit pension plan rose $.6 million. A weak investment performance by the pension trust fund or a decline in market yields on fixed-income securities will cause the actuarially determined periodic pension expense to increase in following periods, holding other variables constant. Each of these conditions was present in 2001 and at the end of 2002's third quarter.

         Equipment and data processing expense in the third quarter of 2002 was 15%, or $.8 million, less than the level in the year-earlier quarter. Close control over capital expenditures, for both new projects and the replacement of fully-depreciated assets, has been the major factor that provided an offset to costs that have been added for applications to support expanded customer services and enhanced management tools and for purchased operations.

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

         Noninterest expense totaled $173 million for the nine months ended September 30, 2002. This was a 5%, or $9.5 million, decrease compared to the same period in 2001. Excluding $5.5 million of merger-related costs in the earlier period and adjusting for the impact of the merchant business sale, there would have been an increase of close to 1%.

         Personnel expense increased 7%, or $5.9 million, through the first nine months of 2002, after excluding $2.8 million of merger-related costs from the prior year's total. The major factors behind the year-to-date increase were the same as those cited above in the discussion of the quarterly results. In addition, stock-based compensation, which fluctuates with changes in Whitney's stock price, was $.9 million higher in 2002 compared to the first nine months of 2001.

         Equipment and data processing expense decreased 13%, or $2.2 million, year-to-date in 2002, after excluding $1.1 million of merger-related costs in 2001. Legal and professional service fees in 2002 would have been little changed from the prior year, before consideration of merger-related costs in 2001 that totaled $1.9 million. Changes in major noninterest expense categories between the first nine months of 2001 and 2002 were generally consistent with the quarter-to-quarter changes and were mainly the result of the same factors.

INCOME TAXES

         The Company provided for income tax expense at an effective rate of 33.41% in the third quarter of 2002 compared to a rate of 33.43% in the year-earlier period. Year-to-date the effective rate was 33.19% in 2002 and 32.10% in 2001. In the first quarter of 2001, Whitney recorded a deferred tax benefit of approximately $1 million related to the termination of an acquired bank's Subchapter S election, as discussed in Note 6 to the consolidated financial statements. Whitney's effective rates have been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments.

CHANGES IN ACCOUNTING STANDARDS

         SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in October 2002. Implementing this new accounting standard, which is discussed in Note 8 to the consolidated financial statements, will have no impact on Whitney's current accounting practices.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included in the section entitled Asset/Liability Management on page 18 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.   CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Such controls include those designed to ensure that material information is communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

          The CEO and CFO, with the participation of management, have evaluated the effectiveness of Whitney's disclosure controls and procedures as of a date within ninety days before the filing date of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect the operation of the disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 2.  Changes in Securities and Use of Proceeds

          None.

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

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

         Exhibit 10.8c - Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.8c to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 (commission file number 0-1026) and incorporated by reference).

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

         Exhibit 10.14 - Form of Amendment adding subsection 2.1g to the executive agreements filed as Exhibits 10.1 through 10.5 and Exhibit
         10.12 herein (filed as Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-0126) and incorporated by reference).

         Exhibit 10.15 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit 10.20 to the Company's quarterly report on form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

         Exhibit 10.16 - Form of officer agreement between Whitney Holding Corporation, Whitney National Bank and Joseph S. Exnicios, executed May 11, 1993, and amended March 27, 1998, and Lewis P. Rogers, executed June 23, 1999, each of whom became a reportable executive during the quarter ended September 30, 2002.

         Exhibit 21 - Subsidiaries

                  Whitney Holding Corporation owns 100% of Whitney National Bank. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

         Exhibit 99.1 - Certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  On a Form 8-K dated July 18, 2002, the registrant reported under Item 5 the release of its financial results for the quarter ended June 30 2002. The news release covering the financial results was filed as an exhibit under Item 7.

                  On a Form 8-K dated August 14, 2002, the registrant reported under Item 9 the text of the certification from its Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanied the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002 that was filed with the Commission on the same date.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WHITNEY HOLDING CORPORATION
                                                       (Registrant)


                                       By:/s/Thomas L. Callicutt, Jr.
                                          --------------------------------------
                                          [Signature]
                                          Thomas L. Callicutt, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)


                                                    November 14, 2002
                                          --------------------------------------
                                                           Date

                                 CERTIFICATIONS

I, William L. Marks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Whitney Holding Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b)          any  fraud,  whether or not material, that involves management
                  or  other  employees  who  have  a  significant   role  in the
                  registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:         November 14, 2002
              -----------------

              /s/William L. Marks
              ---------------------------------
              William L. Marks
              Chief Executive Officer

I, Thomas L. Callicutt, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Whitney Holding Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b)          any  fraud,  whether or not material, that involves management
                  or  other  employees  who  have  a  significant   role  in the
                  registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:         November 14, 2002
              -----------------

              /s/Thomas L. Callicutt, Jr.
              ---------------------------------
              Thomas L. Callicutt, Jr.
              Chief Financial Officer

Exhibit 10.16

                           WHITNEY HOLDING CORPORATION
                                       and
                              WHITNEY NATIONAL BANK

                                OFFICER AGREEMENT
                                -----------------

         THIS AGREEMENT (the "Agreement") is made, effective as of the ______ day of ___________, by and between WHITNEY HOLDING CORPORATION, a corporation organized and existing under the laws of the State of Louisiana (the "Holding
Corporation"), WHITNEY NATIONAL BANK, a financial institution organized and existing under the laws of the United States (the "Bank"), and _________________ (the "Officer").

         WHEREAS, the Officer is presently employed by the Bank as a SENIOR VICE PRESIDENT;
         WHEREAS, the Holding Corporation and the Bank desire to retain the services of the Officer by providing certain assurances in the event the officer's employment with the Bank is terminated under the circumstances set forth in this Agreement;

         NOW, THEREFORE, the Holding Corporation, the Bank and the Officer agree to the following terms and conditions:

                                    SECTION I

                                   DEFINITIONS

         1.1 "Change in Duties" means the occurrence of one of the following events in connection with a Change in Control:

         a.       A  diminution   in  the  nature  or  scope  of  the  officer's
                  authorities or duties, a change in his reporting responsibilities or titles or the assignment of the Officer to any duties or responsibilities that are inconsistent with his position, duties, responsibilities or status immediately preceding such assignment;

         b. A reduction in the officer's compensation during the Covered Period. For this purpose, "compensation" means the fair market value of all remuneration paid to the Officer by the Employer during the immediately preceding calendar year, including, without limitation, deferred compensation, stock options and other forms of incentive compensation awards, coverage under any employee benefit plan (such as a pension, thrift, medical, dental, life insurance or long-term disability plan) and other perquisites;

         c. The transfer of the Officer to a location requiring a change in his residence or a material increase in the amount of travel ordinarily required of the Officer in the performance of his duties; or

         d. A good faith determination by the Officer that his position, duties, responsibilities or status has been affected, whether directly or indirectly, in any manner which prohibits the effective discharge of any such duties or responsibilities.

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

         c. Either of the Holding Corporation or the Bank is merged into another corporate entity or consolidated with one or more corporations, other than a wholly owned subsidiary of the Holding Corporation, unless before the effective date of such merger or consolidation the board of directors of the surviving corporation agrees, in writing, to assume the obligations and liabilities of the Holding Corporation and the Bank under this Agreement;

         d. A change in the members of the Board of Directors of the Holding Corporation which results in the exclusion of a majority of the "continuing board." For this purpose, the term "continuing board" means the members of the Board of Directors of the Holding Corporation, determined as of the date on which this Agreement is executed and subsequent members of such board who are elected by or on the recommendation of a majority of such "continuing board"; or

         e. The sale or other disposition of all or substantially all of the stock or the assets of the Bank by the Holding Corporation (or any successor corporation thereto), unless before the effective date of such sale or other disposition the board of directors of the acquiring corporation agrees, in writing, to assume the obligations of the Holding Corporation and the Bank under this Agreement.

         1.3      "Company" means the Holding Corporation and the Bank.

         1.4      "Covered  Period"  means  the  one-year    period  immediately
                  preceding and  the three-year  period  immediately   following
                  the occurrence of a Change in Control.

         1.5 "Employer" means the Holding Corporation or the Bank or both, as the case may be.

         1.6 "Severance Amount" means 200% of the Officer's "annual salary." For this purpose, "annual salary" means the average of all compensation paid to the Officer by the Company which is includible in the Officer's gross income for the highest 3 of the 5 calendar years immediately preceding the calendar year in which a Change in Control occurs, including the amount of any compensation which the Officer elected to defer under any plan or arrangement of the Company with respect to such years. If the Officer has been employed less than 5 years prior to the calendar year in which a Change in Control occurs, "annual salary" shall be determined by averaging the compensation (as defined in the preceding sentence) for the

Officer's actual period of employment. Further, if the Officer has been employed less than 12 months prior to the occurrence of a Change in control, the actual compensation of the Officer shall be annualized for purposes of this Section
1.6. In the event of dispute between the Officer and the Company, the determination of the "annual salary" shall be made by an independent public accounting firm agreed upon by the Officer and the Company.

         1.7 "Termination" or "Terminated" means (a) termination of the employment of the Officer with the Employer for any reason, other than cause, or
(b) the resignation of the Officer following a Change in Duties. In no event, however, shall the Officer's voluntary separation from service with the Employer on account of death, disability, or resignation on or after the attainment of the normal retirement age specified in any qualified employee benefit plan maintained by the Employer constitute a Termination. For purposes of determining whether a Termination has occurred, "cause" means fraud, misappropriation of or intentional material damage to the property or business of the Employer or the commission of a felony by the Officer.

                                   SECTION II
                                   ----------
                       TERMINATION RIGHTS AND OBLIGATIONS
                       ----------------------------------

         2.1 Severance Awards. If the Officer's employment is Terminated during the Covered Period, then no later than 30 days after the later of (a) the date of such Termination, or (b) the occurrence of a Change in Control, the Company shall:

         a.       Pay to the Officer the Severance Amount;

         b.       Transfer to the Officer the ownership of all club memberships,
                  automobiles and other perquisites which were assigned   to the
                  Officer as of the day immediately preceding such Termination;

         c. In accordance with Section 2.2 hereof, provide for the benefit of the Officer, his spouse, and his dependents, if any, coverage under the plans, policies or programs (as the same may be amended from time to time) maintained by the Company for the purpose of providing medical benefits and life insurance to other Officers of the Company with comparable duties; provided, however, that in no event shall the coverage provided under this paragraph be substantially less than the coverage provided to the Officer as of the date immediately preceding a Termination;

         d. Pay to the Officer an amount equal to the contributions by the Company to the Whitney National Bank of New Orleans Thrift Incentive Plan, or a successor arrangement, that would have been made for the lesser of (i) three years following the date of Termination, or (ii) the number of years until the Officer's normal retirement age under such plan;

         e. Pay to the Officer an amount equal to the present value of the additional retirement benefit which would have accrued under the Whitney National Bank of New Orleans Retirement Plan, or a successor arrangement, that would have made for the lesser of
                  (i) three years following the date of Termination, or (ii) the number of years until the Officer's normal retirement age under such plan; and

         f. Pay to the Officer the amount to which the Officer would be entitled under the 1991 Officer Compensation Plan, or a successor thereto, for the calendar year in which a Change in Control occurs determined as if all performance goals applicable to the Company and the Officer were achieved.

         g. Pay to the Officer an amount equal to the present value of any benefit accrued under the Whitney National Bank Retirement Plan, or any successor thereto, that would have been payable under the terms of such plan, including any additional accrual provided under Section 2.1e hereto, but was forfeited on account of the application of the vesting provisions contained in such plan.

         2.2 Special Rules Governing Group Benefits. Coverage under Section 2.1c, hereof, shall (a) commence as of the later of the date of Termination or the occurrence of a Change in Control, and (b) end as of the earlier of the Officer's coverage under Medicare Part B or the date on which the Officer is covered under group plans providing substantially similar benefits maintained by another employer. For this purpose, the Company shall provide coverage during any period in which the payment of benefits is limited by any form of pre-existing condition clause.

         Coverage under Section 2.1c, hereof, may be provided under a group policy or program maintained by the Company or the Company, in its sole discretion, may acquire or adopt an individual plan, policy or program providing coverage solely for the benefit of the Officer, his spouse, and his dependents, if any.

         If coverage commences as of a Change in Control, the Company shall (a) retroactively reinstate the Officer, his spouse, and dependents, if any, as of the date of Termination, and (b) reimburse to the Officer his cost of obtaining similar coverage for the period commencing on the date of Termination and ending on the occurrence of a Change in Control. As to medical claims incurred during such period, any coverage actually obtained by the Officer shall be designated as the Officer's primary coverage, and the reinstated coverage shall operate as secondary coverage.

         2.3 Other Plans and Agreements. To the maximum extent permitted by law and not withstanding any provision to the contrary contained in any plan, grant, program, contract or other arrangement under which the Officer and the Employer are parties, if the Officer's employment is Terminated during the Covered Period, then any vesting schedule or other restriction on the ownership of any benefits payable to the Officer under the terms of any such plan, grant, contract, or arrangement shall be accelerated or lapse, as the case may be.

         Notwithstanding any provision to the contrary contained in any plan, grant, program, contract, or arrangement under which the Officer and the Employer are parties, in the event the Officer has elected to defer the payment of any benefit under any such plan, grant, contract, or arrangement, the payment of such benefit shall be accelerated and paid to the Officer in the form of a single-sum no later than 30 days after the Officer's Termination during the Covered Period.

         2.4 Taxes. The Officer shall be responsible for applicable income tax and the Company shall have the right to withhold from any payment made under this Agreement, or to collect as a condition of any payment, any income taxes required by law to be withheld.

         Notwithstanding the preceding paragraph, the Company shall pay any excise tax or similar penalty imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any comparable successor provision, on the Officer as a consequence of any "excess parachute payment" within the meaning of Section 280G of the Code (or a comparable successor provision) payable under this Agreement or any plan, grant, program, contract or other arrangement under which the Officer and the Employer are parties.

         The Officer shall submit to the Company the calculation of the amount to be paid by the Company under this Section 2.4, together with supporting documentation. If the Officer and the Company disagree as to such amount, an independent public accounting firm agreed upon by the Officer and the Company shall make such determination.

                                  SECTION III
                                  -----------
                                 MISCELLANEOUS
                                 -------------

         3.1 Notices. Notices and other communication required under this Agreement shall be made to the Company at 228 St. Charles Avenue, New Orleans, Louisiana 70130 and to the Officer at 228 St. Charles Avenue, New Orleans, Louisiana 70130 or, as to each party, at such other address as may be designated by written notice to the other. All such notices and communications shall be effective when deposited in the United States mail, postage prepaid, or delivered to the affected party.

         3.2 Employment Rights. The terms of this Agreement shall not be deemed to confer on the Officer any right to continue in the employ of the Employer for any period or any right to continue his present or any other rate of compensation.

         3.3 Assignment. The Officer shall not sell, assign, pledge, transfer or otherwise convey the right to receive any form of payment or benefit provided under the Agreement, except by will or the laws of intestacy.

         3.4 Inurement. This Agreement shall be binding upon and inure to the benefit of the Holding Corporation, the Bank and the Officer and their respective heirs, executors, administrators, successors and assigns.

         3.5 Payment of Expenses. In the event that it is necessary or desirable for the Officer to retain legal counsel and/or incur other cost and expenses in connection with the enforcement of the terms of the Agreement, the Company shall pay (or the Officer shall be entitled to reimbursement of) reasonable attorneys' fees, costs, and expenses actually incurred, without regard to the final outcome, unless there is no reasonable basis for the Officer's action.

         3.6 Amendment and Termination. This Agreement shall not be amended or terminated by any act of the Company, except as may be expressly agreed upon, in writing, by the Company and the Officer.

         3.7 Nature of Obligation. The Company intends that its obligations hereunder be construed in the nature of severance pay. The Company's obligations under Section 2 are absolute and unconditional and shall not be affected by any circumstance, including. without limitation, any right of offset, counterclaim, recoupment, defense, or other right which the Company may have against the Officer or others. All amounts payable by the Company hereunder shall be paid without notice or demand.

         3.8 Choice of Law. The Agreement shall be governed and construed in accordance with the laws of the State of Louisiana.

         3.9 No Effect on Other Benefits. Any other compensation paid or benefits provided to the Officer shall be in addition to and not in lieu of the benefits provided to such Officer under this Agreement. Except as may be expressly provided herein, nothing in this Agreement shall be construed as limiting, varying or reducing the provision of any benefit available to the Officer (or to such Officer's estate or other beneficiary) pursuant to any employment agreement, group plan, including any qualified pension or profit-sharing plan, health, disability or life insurance plan, or any other form of agreement or arrangement between the Company and the Officer.

         3.10 Entire Agreement. This Agreement constitutes the entire agreement between the Officer and the Holding Corporation and the Bank and is intended to supersede all prior written or oral understandings with respect to the subject matter of this Agreement.

         3.11 Invalidity. In the event that any one or more provisions of this Agreement shall, for any reason, be held invalid, illegal or unenforceable in any manner, such invalidity, illegality or unenforceability shall not affect any other provision of such Agreement.

         3.12 Mitigation. Notwithstanding any provision of this Agreement to the contrary and to the maximum extent permitted by law, the Officer shall not be subject to any duty to mitigate the severance awards received hereunder by seeking other employment. No severance award received under this Agreement shall be offset by any compensation the Officer receives from future employment, and the Officer shall not be required to perform any service as a condition of this Agreement.

         EXECUTED in multiple counterparts as of the dates set forth below, each of which shall be deemed as original, and effective as of the date first set forth above.

Officer                                      WHITNEY HOLDING CORPORATION
                                             WHITNEY NATIONAL BANK

------------------------------
                                             By:
                                                --------------------------------
Date:
     -------------------------               Title:
                                                   -----------------------------

                                             Date:
                                                  ------------------------------

Exhibit 99.1

                Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Each of the undersigned officers of Whitney Holding Corporation (the "Company"), in the capacities and dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge,

(1) the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002                   By:/s/William L. Marks
       ---------------------                  ----------------------------------
                                              William L. Marks
                                              Chairman of the Board and
                                              Chief Executive Officer

Dated: November 14, 2002                   By:/s/Thomas L. Callicutt, Jr.
       ---------------------                  ----------------------------------
                                              Thomas L. Callicutt, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer