Form 10-K
period 2002-12-31
WHITNEY HOLDING CORP
filed 2003-03-14
CIK 106926

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002        Commission file number 0-1026

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

             Indicate  by  check  mark whether  the registrant is an accelerated
filer (as defined in Exchange Act Rule 12b-2.)  Yes   X           No
                                                    -----           ------

             As of February 28, 2003, the aggregate market value of the voting stock held by nonaffiliates was approximately $1,232,565,000.

             Indicate  the  number  of  shares   outstanding   of  each  of  the
    registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at February 28, 2003
            -----                              --------------------------------
  Common Stock, no par value                              40,112,538

  Documents Incorporated by Reference         Part of 10-K in which incorporated
  -----------------------------------         ----------------------------------
  Proxy Statement dated March 14, 2003                     Part III

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I
     Item 1:      Business                                                     1
     Item 2:      Properties                                                   3
     Item 3:      Legal Proceedings                                            4
     Item 4:      Submission of Matters to a Vote of Security Holders          4
     Item 4a:     Executive Officers of the Registrant                         4


--------------------------------------------------------------------------------

PART II
     Item 5:      Market for the Registrant's Common Stock and
                    Related Stockholder Matters                                4
     Item 6:      Selected Financial Data                                      5
     Item 7:      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              6
     Item 7a:     Quantitative and Qualitative Disclosure about
                    Market Risk                                               27
     Item 8:      Financial Statements and Supplementary Data                 28
     Item 9:      Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                    61


--------------------------------------------------------------------------------

PART III
     Item 10:     Directors and Executive Officers of the Registrant          62
     Item 11:     Executive Compensation                                      65
     Item 12:     Security Ownership of Certain Beneficial Owners
                    and Management and Related Stockholder Matters            65
     Item 13:     Certain Relationships and Related Transactions              65
     Item 14:     Controls and Procedures                                     66

--------------------------------------------------------------------------------

PART IV
     Item 15:     Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K                                   66

     Signatures and Certifications                                            70

                                     PART I

Item 1:  BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

         Whitney Holding Corporation (the Company or Whitney) is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956
(BHCA). The Company began operations in 1962 as the parent of Whitney National Bank, which has been in continuous operation in the greater New Orleans area since 1883. Beginning in 1995 the Company has at times operated as a multi-bank holding company, having established new entities in connection with business acquisitions. The Company has merged all banking operations into Whitney National Bank and intends to continue merging the operations of future acquisitions at the earliest possible dates. Throughout this annual report, references to the "Bank" will cover Whitney National Bank and all former subsidiary banks. The Company made no acquisitions during 2002.

         The Company also owns Whitney Community Development Corporation, which is authorized to make equity and debt investments in corporations or projects whose activities promote community welfare. Such activities could include providing housing, services or jobs for residents of areas with mainly low or moderate incomes and supporting small businesses that service such areas. Whitney Securities, L.L.C., a broker-dealer in securities, is a wholly-owned subsidiary of the Bank.

NATURE OF BUSINESS AND MARKETS

         The Company, through the Bank, engages in community banking, serving a market area that covers the five-state Gulf Coast region stretching from Houston, Texas, across southern Louisiana and the coastal region of Mississippi, to central and south Alabama, and into the western panhandle of Florida. The Bank serves commercial, small business and retail customers, offering a variety of transaction and savings deposit products and cash management services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement benefit plans, corporations and individuals, and, through Whitney Securities, L.L.C., offers investment brokerage services and annuity products. In addition, the Bank maintains a foreign branch domiciled on Grand Cayman in the British West Indies.

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

COMPETITION

         There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Company and the Bank. Within its market, the Bank competes directly with major banking institutions of comparable or larger size and resources, as well as with various other smaller banking organizations. The Bank also has numerous local and national "nonbank" competitors, including thrifts, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and registered investment companies.

         Legislative efforts to modernize the financial services industry, as discussed in the following section on industry regulation, may lead to changes in the organizational structure of and scope of services provided by certain of Whitney's competitors. As these changes occur, management will evaluate whether they create competitive advantages and develop appropriate responses.

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

         Whitney opened a web-site in 2000 to provide information about the Company and to market the Bank's products and services. The Company has enhanced the capabilities of the site in following years by adding online banking services in each year since the introduction and plans to add new features in the future. As management continues to monitor and evaluate the competitive challenges posed by the growing use of the Internet, it will develop responses appropriate in light of its overall market strategy.

         For over a decade, there has been consolidation within the financial services industry, particularly with respect to the banking and thrift segments of this industry. General competitive pressures have driven the most recent industry consolidation activity. All of the Bank's major direct banking competitors have been relatively active in expansion through acquisition. Since early 1994 Whitney has acquired 16 separate banking operations involving approximately $2.5 billion of assets. Recently, the Company has focused on opportunities in the Houston, Texas market, consistent with its goal of growing its Houston-area operations to at least $1.5 billion over the next several years. While growth in Houston is Whitney's primary focus, the Company continues to seek opportunities to leverage its operations through acquisitions that significantly expand existing market share or provide access to new parts of its market area with attractive economic fundamentals. Whitney made no acquisitions in 2002. The overall trend toward industry consolidation is expected to continue in the near term.

INDUSTRY REGULATION AND INFLUENCE OF GOVERNMENTAL AGENCIES

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

         The Office of the Comptroller of the Currency (OCC) is the Bank's primary regulator and provides ongoing supervision through regular examinations and other means. Bank supervision focuses on evaluating management's ability to identify, assess and control risk in all areas of bank operations in a safe and sound manner. Regulators have a wide range of enforcement actions available to deal with institutions with unacceptable levels of risk. These actions could have a material impact on a bank's financial results and could impose additional limits on a bank's ability to pay dividends to its holding company. Regulators are also charged with monitoring compliance with other laws and regulations, such as those designed to encourage banks to meet the needs of all segments of their service areas. Regulatory agencies consider compliance ratings when deciding, for example, whether to approve an acquisition by a bank or its holding company.

         The monetary and fiscal policies of the FRB also have a significant impact on the banking industry. In its effort to restrain inflationary growth or moderate recessions, the FRB uses various tools to influence the money supply and interest rates. These actions attempt to regulate the availability of bank credit and affect asset yields and costs of funds.

EMPLOYEES

         At the end of 2002, the Company and the Bank employed a total of 2,431 employees. Whitney affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

AVAILABLE INFORMATION

         The Company's filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on Whitney's web-site as soon as reasonably practicable after the Company files with the SEC. Copies can be obtained free of charge in the "For Whitney Shareholders" section of the Company's web-site at www.whitneybank.com.

Item 2:  PROPERTIES

         The Company owns no real estate in its own name. The Company's executive offices are located in downtown New Orleans in the main office facility owned by Whitney National Bank. The Bank makes portions of this facility and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to Whitney's overall operations. The Bank owns outright approximately 75% of its active banking facilities, which total close to 130 locations. The remaining branch facilities are subject to leases, each of which management considers to be reasonable and appropriate to its location. Management ensures that all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

         The Bank and a subsidiary hold a variety of property interests acquired through the years in settlement of loans. Reference is made to Note 7 to the consolidated financial statements included in Item 8 for further information regarding such property interests.

Item 3:  LEGAL PROCEEDINGS

         There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 4a: EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about the names, ages, positions and business experiences of the Company's executive officers is incorporated by reference to the table in
Item 10 of this Form 10-K, page 62.

                                     PART II

Item 5:  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED STOCKHOLDER
         MATTERS

         a) The Company's stock is traded over-the-counter on The Nasdaq Stock Market and is reported under the symbol WTNY. The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K and located on page 28 shows the range of closing prices of the Company's stock for each calendar quarter of 2002 and 2001 as reported on The NASDAQ Stock Market, and is incorporated here by reference.

                  In 2002, the Company declared a 3-for-2 split of its common stock that was paid on April 9, 2002. Share and per share figures in this annual report on Form 10-K have been adjusted to reflect this split.

         b) The approximate number of shareholders of record of the Company, as of February 28, 2003, was as follows:

                  Title of Class                  Shareholders of Record
                  ----------------------------    ----------------------
                  Common Stock, no par value               5,570

         c) Dividends declared by the Company are listed in the Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K and located on page 28, which is incorporated here by reference.

Item 6:  SELECTED FINANCIAL DATA
            WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                                 Years Ended December 31
----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)     2002        2001        2000        1999         1998
----------------------------------------------------------------------------------------------------------
YEAR-END BALANCE SHEET DATA
  Total assets                                $7,097,881  $7,243,650  $6,650,265  $5,868,028   $5,627,153
  Earning assets                               6,501,009   6,681,786   6,078,951   5,362,819    5,151,564
  Loans                                        4,455,412   4,495,085   4,587,438   3,920,601    3,486,300
  Investment in securities                     1,975,698   1,632,340   1,462,189   1,387,016    1,436,684
  Deposits                                     5,782,879   5,950,160   5,332,474   4,666,375    4,607,638
  Shareholders' equity                           800,483     717,888     665,764     596,204      599,777
----------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                $7,016,675  $6,831,564  $6,282,044  $5,638,980   $5,222,628
  Earning assets                               6,492,791   6,303,445   5,771,256   5,163,140    4,771,433
  Loans                                        4,372,194   4,475,149   4,228,948   3,595,574    3,175,543
  Investment in securities                     1,816,216   1,525,254   1,478,609   1,466,061    1,397,271
  Deposits                                     5,750,141   5,548,556   4,927,214   4,540,887    4,234,796
  Shareholders' equity                           760,725     698,099     622,814     600,012      587,511
----------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                               $370,909    $441,145    $452,261    $378,493     $363,568
  Interest expense                                75,701     161,349     185,181     135,433      134,242
  Net interest income                            295,208     279,796     267,080     243,060      229,326
  Net interest income (TE)                       300,134     285,161     273,176     249,407      234,782
  Provision for loan losses                        7,500      19,500      12,690       6,470          709
  Noninterest income, excluding
   securities transactions                        84,774      91,044      74,270      68,885       60,890
  Securities transactions                            411         165         850         (32)         841
  Noninterest expense                            230,926     239,104     223,179     207,753      207,648
  Net income                                      95,323      75,820      72,842      67,326       57,125
----------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                          1.36%       1.11%       1.16%       1.19%        1.09%
  Return on average shareholders' equity           12.53       10.86       11.70       11.22         9.72
  Net interest margin                               4.62        4.52        4.73        4.83         4.92
  Average loans to average deposits                76.04       80.65       85.83       79.18        74.99
  Efficiency ratio                                 60.00       62.09       63.92       65.27        68.15
  Allowance for loan losses to loans                1.48        1.59        1.33        1.21         1.24
  Nonperforming assets to loans plus foreclosed
     and surplus property                            .95         .77         .55         .45          .48
  Net charge-offs to average loans                   .28         .21         .04         .06          .16
  Average shareholders' equity to average assets   10.84       10.22        9.91       10.64        11.25
  Shareholders' equity to total assets             11.28        9.91       10.01       10.16        10.66
  Leverage ratio                                    9.76        8.72        8.93       10.01        10.33
----------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
      Basic                                        $2.39       $1.92       $1.89       $1.73        $1.46
      Diluted                                       2.38        1.90        1.89        1.73         1.44
  Dividends
      Cash dividends per share                     $1.11       $1.03        $.96        $.88         $.80
      Dividend payout ratio                        46.50%      53.81%      50.04%      48.76%       52.34%
  Book Value Per Share                            $19.98      $18.10      $16.92      $15.62       $15.22
  Trading Data
      High closing price                          $38.52      $32.56      $27.79      $27.83       $42.25
      Low closing price                            28.09       24.00       21.00       21.46        23.83
      End-of-period closing price                  33.33       29.23       24.21       24.71        25.00
      Trading volume                          21,926,523  13,965,350  10,566,587  14,055,669    9,861,300
  Average Shares Outstanding
      Basic                                   39,848,881  39,550,723  38,475,984  38,833,197   39,237,878
      Diluted                                 40,121,544  39,836,047  38,568,699  38,949,348   39,562,155
----------------------------------------------------------------------------------------------------------

Share and per share data give effect to the 3-for-2 stock split effective April 9, 2002.
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding merger-related items.

                                       5

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) and on their results of operations during 2002, 2001 and 2000. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes in Item 8. Certain financial information in prior years has been reclassified to conform to the current year's presentation.

OVERVIEW
         The Company earned $2.39 per share, or $95.3 million, for 2002. This was a 24% increase over the $1.92 per share, or $75.8 million, earned for 2001. The key components of 2002's earnings performance follow:

o Net interest income, on a taxable-equivalent (TE) basis, increased 5%, or $15.0 million, from 2001. Whitney was and continues to be moderately asset sensitive, which implies it would experience some compression in its net interest margin in a declining rate environment, holding other factors constant. The persistently low interest rate environment in 2002 did put pressure on the margin, but Whitney was able to improve the margin by 10 basis points to 4.62%, reflecting loan pricing discipline, careful investment of excess liquidity and successful deposit pricing strategies.

o Noninterest income before securities transactions decreased 7%, or $6.3 million. Excluding revenues and gains associated with merchant processing agreements that were sold in 2001, noninterest income grew 5%, or $4.2 million. Service charges on deposit accounts increased 9%, or $3.1 million, showing benefits from pricing refinements, new management tools and low interest rates. Income from secondary mortgage market operations was bolstered by a strong refinancing market and ended 2002 up 19%, or $1.5 million.

o Noninterest expense, excluding merger-related costs in 2001, decreased 1% in 2002. Adjusting for the impact of the merchant business sale, noninterest income was up a moderate 2%, or $3.9 million. A sharp increase in defined benefit pension plan expense was the main driver of an 8%, or $9.5 million, increase in personnel expense. Close control over capital expenditures and ongoing attention to expense control efforts led to reduction in several other major expense categories. A required change in accounting for goodwill led to a $1.6 million decrease in amortization of purchased intangibles.

o The total of loans internally rated as having above-normal credit risk at the end of 2002 was down $106 million from the prior year's level, helping reduce the allowance for loan losses by $5.5 million from the end of 2001. Net charge-offs were .28% of average loans in 2002, up slightly from 2001, but still favorable in relation to peer and industry statistics. The Company provided $7.5 million for loan losses in 2002, down from $19.5 million in 2001. The level of the allowance and the provision for loan losses in 2001 reflected increased customer credit risks arising from, among other factors, a weakening economy and heightened uncertainty in the aftermath of the September 11 terrorist attacks. Although the Company's credit quality statistics have improved in 2002, there are continued concerns relating to the sustained softness in economic conditions and the longer-term impact on certain customers' business activity.

FORWARD-LOOKING STATEMENTS
         This discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to comments regarding (a) the potential for earnings volatility from changes in the estimated allowance for loan losses over time, (b) the expected growth rate of the loan portfolio, (c) future changes in the mix of deposits, (d) the results of net interest income simulations run by the Company to measure interest rate sensitivity, (e) the performance of Whitney's net interest income and net interest margin assuming certain future conditions, and (f) changes or trends in expense levels for retirement benefits, equipment and data processing and deposit insurance.

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

CRITICAL ACCOUNTING POLICIES
         Whitney prepares its financial statements in accordance with accounting principles generally accepted in the United States. Note 2 to the consolidated financial statements discusses certain accounting principles and methods of applying those principles that are particularly important to this process. In applying these principles to determine the amounts and other disclosures that are presented in the financial statements and discussed in this section, the Company is required to make estimates and assumptions. Whitney believes that the determination of its estimate of the allowance for loan losses involves a higher degree of judgment and complexity than its application of other significant accounting policies. Factors considered in this determination and the process used by management are discussed in Note 2 and in the following section on Loans and Allowance for Loan Losses. Although management believes it has identified appropriate factors for review and designed and implemented adequate procedures to support the estimation process that are consistently followed, the allowance remains an estimate about the effect of matters that are inherently uncertain. Over time, changes in economic conditions or the actual or perceived financial condition of Whitney's credit customers or other factors can materially impact the allowance estimate, potentially subjecting the Company to significant earnings volatility.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
         Total loans decreased a little under 1%, or $40 million, from year-end 2001, and the prior year total was down 2%, or $92 million, from the end of 2000. Average loans for 2002 were 2%, or $103 million, below the prior year's level. The major portion of these reductions came from the residential mortgage loan portfolio, prompted by increased refinancing activity and management's continuing decision to sell most current production in the secondary market. Although there was some recent growth in the commercial loan portfolio, demand for business credit in general has been restrained for over a year during a period of reduced economic activity and uncertainty regarding future economic conditions. Over this same period, the rate environment has continued to present real estate developers with favorable permanent financing opportunities. Recent growth reflected new customer development and some increased economic activity for certain industry sectors. Conditions that would support accelerated loan growth, however, are not yet evident. Table 2, which is based on regulatory reporting codes, shows loan balances at December 31, 2002 and at the end of the previous four years.

TABLE 2.  LOANS OUTSTANDING BY TYPE
------------------------------------------------------------------------------------------------------------------
                                                                             December 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                               2002          2001          2000          1999          1998
------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans   $1,917,859    $1,852,497    $1,815,205    $1,564,903    $1,404,003
Real estate loans - commercial and other        1,584,099     1,576,817     1,544,390     1,318,130     1,123,309
Real estate loans - retail mortgage               638,703       761,355       874,645       718,952       637,420
Loans to individuals                              314,751       304,416       353,198       318,616       321,568
------------------------------------------------------------------------------------------------------------------
     Total loans                               $4,455,412    $4,495,085    $4,587,438    $3,920,601    $3,486,300
------------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, increased by $65 million, or 4%, compared to year-end 2001. This followed a $37 million, or 2%, increase in 2001 from the end of 2000. Overall the portfolio remained well-diversified, with customers in a wide range of industries, including oil and gas exploration and production, marine transportation, wholesaling, retailing and manufacturing of various durable and nondurable products, and agricultural production. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2001, although there has been some noticeable growth in loans to customers in the oil and gas industry as discussed below. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. Participations in syndicated commercial loans at December 31, 2002, totaled approximately $300 million, including $118 million related to the oil and gas industry and $44 million to the gaming industry.
Substantially all of these loans are with customers operating in Whitney's market area and are subject to standard underwriting criteria. The rate of commercial loan growth in 2003 will depend mainly on the economic fundamentals of the Company's market area as well as on its ability to develop customers in the newer parts of its market and take advantage of competitive circumstances to attract new business in its established market.

         At December 31, 2002, outstanding loans to oil and gas industry customers totaled $384 million, or approximately 9% of total loans, an increase of approximately $50 million from the end of the previous year after a $20 million increase in 2001. The increase in 2002 included approximately $38 million in new participations in syndicated credits. The Company's customer base in this industry mainly provides transportation and other services and products to support exploration and production activities, but the Bank has recently increased its attention to lending opportunities in the exploration and production sector. Whitney seeks customers who are quality operators that can manage through volatile commodity price cycles. Political turmoil and the threat of armed conflict in important producing countries have supported a recent run up in underlying commodity prices for oil. Domestic natural gas prices have also risen dramatically, reflecting larger than expected draws from storage to satisfy winter demand and a continued decline in overall deliverable production. The commitment to new exploration and development, however, is impacted more by changes in longer-term expectations about demand and prices. The industry appears poised for a period of increased activity, but when this begins will depend, among other factors, on the resolution of current international uncertainties and trends in global demand. The level of activity in this industry continues to have an important impact on the economies of certain portions of Whitney's market area, particularly southern Louisiana and Houston.

         The commercial real estate portfolio, which includes loans secured by properties used in commercial or industrial operations, has been relatively stable since the end of 2000. Whitney has been able to develop new business in this highly competitive market, including a recent increase in activity at its Houston operations. The overall pace of new real estate project development, however, has slowed with the general economy and heightened economic uncertainty, and growth from new business has for the most part been offset by expected paydowns on and permanent take outs of seasoned projects. In recent years, activity in this portfolio sector has been driven by apartment and condominium projects, particularly in the eastern Gulf Coast region, development of retail, small office and commercial facilities throughout Whitney's market area, and hotel and other hospitality industry projects, largely in the New Orleans metropolitan area. Hotel loans were 8% of total commercial real estate loans, or $130 million, at the end of 2002, compared to 11% at the end of both 2001 and 2000.

         The impact of refinancings and the continuing policy of selling most retail mortgage production which began late in 2000 was evident in the 16%, or $123 million, decrease in the retail mortgage loan portfolio between 2001 and 2002, which followed a 13%, or $113 million, decrease in 2001 from the prior year. Whitney continued to promote its fixed-term home equity loan product in 2002. Such loans increased $12 million, or 7%, in 2002, after an increase of $10 million, or 6%, in 2001. This product offers customers the opportunity to leverage increased home values and equity to obtain tax-advantaged consumer financing. The rate of growth in this product slowed in 2001 and 2002 as borrowers increasingly tapped home equity when refinancing their primary home mortgages. If current market conditions persist, a further reduction in the Company's retail mortgage loan portfolio sector is likely in the near term.

         Loans to individuals include various consumer installment and credit line loan products other than fixed-term retail mortgage loan products. Between 2001 and 2002, this portfolio sector grew a moderate 3%, or $10 million, mainly from the promotion of secured personal credit lines. The 14%, or $49 million, decrease in 2001 from the prior year reflected, in part, the decision by management to shorten the period it holds student loans before being taken out by the permanent financing source.

         Table 3 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Approximately 63% of the value of loans with a maturity greater than one year bears a fixed rate of interest.

TABLE 3.  LOAN MATURITIES BY TYPE
-----------------------------------------------------------------------------------------------------------------
                                                                       December 31, 2002
-----------------------------------------------------------------------------------------------------------------
                                                      One year      One through       More than
(dollars in thousands)                                 or less       five years      five years            Total
-----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans        $1,208,517       $  610,032        $ 99,310       $1,917,859
Real estate loans - commercial and other               411,935        1,025,433         146,731        1,584,099
Real estate loans - retail mortgage                     75,901          212,640         350,162          638,703
Loans to individuals                                   151,329          156,213           7,209          314,751
-----------------------------------------------------------------------------------------------------------------
   Total                                            $1,847,682       $2,004,318        $603,412       $4,455,412
-----------------------------------------------------------------------------------------------------------------

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

TABLE 4.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 2002          2001         2000         1999          1998
-------------------------------------------------------------------------------------------------------------------
Balance at the beginning of year                     $71,633       $61,017      $47,543      $43,187       $47,549
Allowance acquired in bank purchases                       -         1,196        2,388            -             -
Allowance on loans transferred to held for sale         (895)         (651)           -            -             -
Provision for loan losses
   charged to operations                               7,500        19,500       12,690        6,470           709
Loans charged to the allowance
   Commercial, financial and agricultural             (6,894)      (11,678)      (4,244)      (5,673)       (6,688)
   Real estate - commercial and other                 (5,148)         (252)        (884)        (917)         (146)
   Real estate - retail mortgage                      (1,816)         (552)        (697)        (461)         (398)
   Individuals                                        (3,353)       (3,020)      (2,656)      (2,991)       (6,492)
-------------------------------------------------------------------------------------------------------------------
      Total                                          (17,211)      (15,502)      (8,481)     (10,042)      (13,724)
-------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off
   Commercial, financial and agricultural              2,472         3,130        2,679        4,408         4,054
   Real estate - commercial and other                    463           965        1,796          788         2,176
   Real estate - retail mortgage                         509           348          658          525           538
   Individuals                                         1,644         1,630        1,744        2,207         1,885
-------------------------------------------------------------------------------------------------------------------
      Total                                            5,088         6,073        6,877        7,928         8,653
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                      (12,123)       (9,429)      (1,604)      (2,114)       (5,071)
-------------------------------------------------------------------------------------------------------------------
Balance at the end of year                           $66,115       $71,633      $61,017      $47,543       $43,187
-------------------------------------------------------------------------------------------------------------------
Ratios
   Net charge-offs to average loans                      .28%          .21%         .04%         .06%          .16%
   Gross charge-offs to average loans                    .39           .35          .20          .28           .43
   Recoveries to gross charge-offs                     29.56         39.18        81.09        78.95         63.05
   Allowance for loan losses to loans at end of year    1.48          1.59         1.33         1.21          1.24
-------------------------------------------------------------------------------------------------------------------

         At December 31, 2002, the allowance for loan losses was $66.1 million, or 1.48% of total loans, compared to $71.6 million, or 1.59% of total loans at the end of 2001. Table 4 shows the activity in the allowance over the past five years. The allocation of the allowance is included in Table 5.

TABLE 5.  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
                                                                December 31
-------------------------------------------------------------------------------------------------------------------
                              2002               2001               2000               1999               1998
-------------------------------------------------------------------------------------------------------------------
                       Allowance   Loans  Allowance   Loans  Allowance  Loans   Allowance  Loans   Allowance  Loans
-------------------------------------------------------------------------------------------------------------------
Commercial, financial
  and agricultural       48.5%     43.0%    50.7%     41.2%    48.2%    39.5%     47.6%    39.9%     39.6%    40.3%
Real estate -
  commercial and other   28.4      35.6     24.8      35.1     28.1     33.7      29.0     33.6      31.7     32.2
Real estate -
   retail mortgage        8.3      14.3     10.7      16.9     11.5     19.1      14.8     18.4      20.1     18.3
Individuals               7.1       7.1      6.3       6.8      8.1      7.7       8.4      8.1       8.4      9.2
Unallocated               7.7         -      7.5         -      4.1        -        .2        -        .2        -
-------------------------------------------------------------------------------------------------------------------
Total                   100.0%    100.0%   100.0%    100.0%   100.0%   100.0%    100.0%   100.0%    100.0%   100.0%
-------------------------------------------------------------------------------------------------------------------

         In making its risk evaluation and establishing an allowance level that it believes is adequate to absorb probable losses in the portfolio, management considers various sources of information. Some of the more important sources include analyses prepared on specific loans reviewed for impairment, statistics on balances of loans assigned to internal risk rating categories by loan officers and the Company's independent credit review function, reports on the composition and repayment performance of consumer and other loan portfolios not subject to individual risk ratings, and factors derived from historical loss experience. In addition to this more objective and quantitative information, management's evaluation must take into consideration its assessment of general economic conditions and how current conditions affect specific segments of borrowers. Management must also come to a judgment regarding the level of accuracy inherent in the loss allowance estimation process. A formal allowance analysis is prepared at least quarterly that summarizes the results of the evaluation process and helps ensure a consistent process over time.


TABLE 6.  NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------
                                                                          December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 2002         2001          2000         1999         1998
-----------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis           $37,959      $33,412       $23,579      $13,966      $11,862
Restructured loans                                      336          383           465        1,634        2,660
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         38,295       33,795        24,044       15,600       14,522
Foreclosed assets and surplus banking property        3,854          991           995        1,909        2,320
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                       $42,149      $34,786       $25,039      $17,509      $16,842
-----------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                $5,817       $6,916        $4,343       $3,020       $5,228
-----------------------------------------------------------------------------------------------------------------
Ratios:
Nonperforming assets to loans plus
 foreclosed assets and surplus banking property         .95%         .77%          .55%         .45%         .48%
Allowance for loan losses to
 nonperforming loans                                 172.65       211.96        253.77       304.76       297.40
Loans 90 days past due still accruing to
 loans                                                  .13          .15           .09          .08          .15
-----------------------------------------------------------------------------------------------------------------

         Nonperforming assets consist of nonperforming loans, foreclosed assets and surplus banking property. Table 6 provides information on nonperforming assets for each year in the five-year period ended December 31, 2002. Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment. The $7 million increase in nonperforming assets from year-end 2001 included $1 million related to surplus banking property. There have been no significant trends related to industries or markets underlying the changes in nonperforming assets.

         At December 31, 2002, the total of loans internally rated as having above-normal credit risk was down $106 million from the level at year-end 2001. The decrease in criticized loans reflected in part improved outlooks for several larger credits. These included one with a customer in the health care industry that had demonstrated sustained improved financial performance and participations in credit facilities for two customers in Whitney's market area that had been downgraded in the later part of 2001 and were part of the Federal banking regulators' shared national credit review process. Criticized loans totaled $193 million at December 31, 2002. Loans warranting special attention because of risk characteristics that indicate potential weaknesses totaled $58 million, down $94 million from the end of 2001. There was a $22 million decrease, to a total of $113 million, in loans rated as having well-defined weaknesses that, if not corrected, would likely result in some loss. Loans for which full repayment is doubtful, however, increased by $10 million, to a total of $22 million at year-end 2002.

         The reduction in criticized loans was the main factor behind the $5.5 million decrease in the allowance for loan losses from the end of 2001, despite a $1.5 million increase in the allowance required for impaired loans. No other factor considered in determining the allowance had an individually significant impact. In both 2001 and 2000, the credit risk profile of Whitney's customers increased moderately, as was evidenced by higher levels of nonperforming loans and criticized loans in each period. At year-end 2001, management's evaluation of credit risk included an assessment of what impact the economic repercussions of the terrorist attacks on the United States could have on the Company's customers. In Whitney's market area, the most immediate impact was felt by businesses related to the convention and tourism industry, including, among others, hotels and restaurants, and by the employees of these businesses. Loan officers continue to monitor the operations of affected customers and their responses to a sustained reduced level of travel and tourism. Management has applied stress tests to identify credits that would have the most difficulty with debt service if the downturn proves to be more severe and prolonged than is currently the case or would have been considered in the normal underwriting process, and the results have indicated acceptable levels of risk. The lasting impact remains uncertain, however, and this uncertainty along with questions concerning the impact of the economic slowdown that has persisted since 2001 has been reflected in the level of unallocated reserves, which remained steady from year-end 2001 to the most recent year end.

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

         At December 31, 2002, total securities were $1.98 billion, compared to $1.63 billion at year-end 2001, and the average investment in securities in 2002 was up 19%, or $291 million, from 2001. Mortgage-backed securities grew to 59% of the total portfolio at the end of 2002 from 51% in the prior year. Short-term liquidity investments, including federal funds sold, totaled $4 million at the end of 2002, compared to $495 million at year-end 2001. On average, liquidity investments were $283 million, compared to $262 million in 2001, but the total declined throughout 2002.


TABLE 7.  DISTRIBUTION OF INVESTMENT MATURITIES
-------------------------------------------------------------------------------------------------------------------------
                                                            December 31, 2002
-------------------------------------------------------------------------------------------------------------------------
                                                Over one through  Over five through
(dollars in thousands)       One year and less      five years       ten years        Over ten years          Total
-------------------------------------------------------------------------------------------------------------------------
                              Amount     Yield   Amount     Yield   Amount    Yield   Amount   Yield      Amount   Yield
-------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
-------------------------------------------------------------------------------------------------------------------------
Mortgage-backed
  securities(a)              $ 84,832    4.74%  $310,421    4.72%  $351,578    5.39% $410,444   5.04%   $1,157,275  5.04%
U. S. agency securities       168,684    4.70    180,582    3.98     14,752    5.87         -      -       364,018  4.39
Obligations of states and
  political subdivisions (b)    2,398    5.89     17,058    6.11     11,886    6.27     3,121   5.96        34,463  6.14
U. S. Treasury securities      26,426    2.94    137,659    3.67          -       -         -      -       164,085  3.55
Other debt securities              25    8.00     23,782    4.59      2,150    6.23         -      -        25,957  4.73
Equity securities(c)                -       -          -       -          -       -    27,793      -        27,793     -
-------------------------------------------------------------------------------------------------------------------------
    Total                    $282,365    4.56%  $669,502    4.34%  $380,366    5.44% $441,358   5.05%   $1,773,591  4.78%
-------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
-------------------------------------------------------------------------------------------------------------------------
U. S. agency securities       $32,847    5.32%  $      -       -%  $      -       -% $      -      -%   $   32,847   5.32%
Obligations of states and
  political subdivisions (b)    8,932    6.78     32,007    6.63     57,973    6.91    60,025   6.48       158,937   6.68
U. S. Treasury securities      10,323    5.75          -       -          -       -         -      -        10,323   5.75
-------------------------------------------------------------------------------------------------------------------------
    Total                     $52,102    5.66%  $ 32,007    6.63%  $ 57,973    6.91% $ 60,025   6.48%   $  202,107   6.41%
-------------------------------------------------------------------------------------------------------------------------

(a) Distributed by contractual maturity without regard to repayment schedules or projected prepayments, except for certain collateral mortgage obligations that are distributed based on their expected average lives.
(b) Tax exempt yields are expressed on a fully taxable equivalent basis.
(c) These securities have no stated maturities or guaranteed dividends.

         The weighted-average taxable-equivalent portfolio yield was approximately 5.00% at December 31, 2002, a decrease of 77 basis points from approximately 5.77% at December 31, 2001, reflecting mainly lower rates for reinvestment opportunities in 2001. Substantially all of the securities in the investment portfolio bear fixed interest rates.

         Information about the contractual maturity structure of investment securities at December 31, 2002 is shown in Table 7 above. The carrying value of securities with explicit call options totaled $143 million at year-end 2002. These call options and the scheduled principal reductions and projected prepayments on mortgage-backed securities, other than certain collateral mortgage obligations, are not reflected in Table 7. Including expected principal reductions on all mortgage-backed securities, the weighted-average maturity of the overall securities portfolio was approximately 39 months at December 31, 2002, compared with 41 months at year-end 2001.

         In recent years, Whitney steadily built its investment in securities classified as available for sale, primarily as a means to increase liquidity management flexibility. Effective January 1, 2001, the Company reclassified securities with a carrying value of $528 million, and an unrealized net loss of $6.4 million, as available for sale in connection with the adoption of SFAS No.
133. The unrealized loss at the effective date of the reclassification was reported net of tax in other comprehensive income in 2001. Securities available for sale constituted 90% of the total investment portfolio at December 31, 2002. The net unrealized gain on this portfolio segment totaled $46 million at year-end 2002, including a $28 million gain on mortgage-backed securities. The overall unrealized gain represented 2.7% of amortized cost. At year-end 2001, there was a net unrealized gain of $16 million, or 1.0% of amortized cost, including $2 million related to mortgage-backed securities. The net unrealized gain or loss will vary based on overall changes in market rates, shifts in the slope of the yield curve, and movement in spreads to the yield curve for different types of securities.

         The Company does not normally maintain a trading portfolio. Occasionally, the Bank holds immaterial amounts of trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

         At December 31, 2002, Whitney held no investment in securities of a single issuer, other than securities issued or guaranteed by the U. S. government or its agencies, that exceeded 10% of its shareholders' equity. The Company has made no investments in financial instruments or participated in agreements with values that are linked to or derived from changes in the value of some underlying asset or index. These financial instruments or agreements are commonly referred to as derivatives and include such instruments as futures, forward contracts, option contracts, interest rate swap agreements and other financial arrangements with similar characteristics. Management continues to evaluate whether to use derivatives as part of its asset/liability and liquidity management processes.

DEPOSITS AND SHORT-TERM BORROWINGS
         At December 31, 2002, deposits were 3%, or $167 million, below the level at December 31, 2001. Approximately $70 million of this decrease related to an influx of temporary funds from local governmental entities at the end of 2001. Average deposits were up 4%, or $202 million, in 2002, but would have been up approximately half this amount if the impact of deposits associated with bank operations purchased late in 2001 is factored out. Short-term borrowings, the major part of which represents liabilities under repurchase agreements with customers, decreased 11%, or $58 million, from year-end 2001, and were down 14%, or $73 million, on average for 2002 compared to the prior year.

TABLE 8.  AVERAGE DEPOSITS
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                              2002                    2001                  2000
---------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits          $1,601,316   27.8%      $1,447,871   26.1%     $1,342,127   27.2%
NOW account deposits                            690,011   12.0          598,973   10.8         543,424   11.0
Money market deposits                         1,321,729   23.0        1,065,027   19.2         820,393   16.7
Savings deposits                                515,878    9.0          463,583    8.3         458,717    9.3
Other time deposits                             913,492   15.9        1,114,207   20.1         993,948   20.2
Time deposits $100,000 and over                 707,715   12.3          858,895   15.5         768,605   15.6
---------------------------------------------------------------------------------------------------------------
     Total                                   $5,750,141   100.0%     $5,548,556  100.0%     $4,927,214  100.0%
---------------------------------------------------------------------------------------------------------------

         Increased demand for the safety and liquidity of deposit products helped fuel accelerated deposit growth throughot 2001. Many of the factors that prompted the increased availability of deposit funds continued to influence customer behavior during 2002. Noninterest-bearing demand deposits at year-end 2002 were up 4%, or $59 million, from the end of 2001. For the year, average demand deposits increased 11%, or $153 million, including approximately $40 million from acquired operations. Noninterest-bearing demand deposits continue to represent a healthy percentage of total deposits, as can be seen in Table 8 above. Interest-bearing deposits, however, declined 5%, or $226 million, between year-end 2001 and the most recent year end. On average, interest-bearing deposits were up only 1%, or $48 million, in 2002 compared to 2001, despite the addition of approximately $90 million of deposits associated with acquired operations. The lack of further growth in interest-bearing deposits during 2002 was largely a reaction to steadily declining renewal rates for time deposits and, to a lesser degree, reduced yields on other deposit products.

         The shift in the mix of interest-bearing deposits between 2001 and 2002 was partly a function of funds flows between deposit products, and to deposits from short-term borrowings, in response to the reduced yields. Money market deposits were little changed from the end of 2001, but increased 24%, or $257 million, on average in 2002. Regular savings deposits grew 8%, or $39 million, during 2002, and were up 11% on average from the prior year, at least temporarily reversing a trend away from this more traditional deposit product. NOW account deposits were down 9%, or $67 million, at year-end 2002, reflecting the temporary influx of public funds at the end of 2001. The average balance of NOW deposits, grew 15%, or $91 million, between 2001 and 2002. Total time deposits, however, decreased 17%, or $316 million, from the end of 2001, and were down a comparable amount on average in 2002 compared to the prior year. Table 9 shows the maturity structure of time deposits over and under $100,000 at December 31, 2002. The maturity of $614 million of time deposits in the first quarter of 2003 will likely contribute to further shifts in the mix of deposits.


TABLE 9.  MATURITIES OF TIME DEPOSITS
--------------------------------------------------------------------------------
(dollars in thousands)
--------------------------------------------------------------------------------
Remaining maturity of time deposits of $100,000 or more
     as of December 31, 2002
          Three months or less                                         $ 371,472
          Over three months through twelve months                        253,453
          Over twelve months                                              51,153
--------------------------------------------------------------------------------
               Total time deposits of $100,000 or more                   676,078
--------------------------------------------------------------------------------
Remaining maturity of time deposits of less than $100,000
     as of December 31, 2002
          Three months or less                                           242,124
          Over three months through twelve months                        464,672
          Over twelve months                                             133,502
--------------------------------------------------------------------------------
               Total time deposits of less than $100,000                 840,298
--------------------------------------------------------------------------------
               Total time deposits                                    $1,516,376
--------------------------------------------------------------------------------

         As noted earlier, short-term borrowings consist primarily of sales of securities under repurchase agreements. In both 2002 and 2001, Whitney made little use of available wholesale short-term funding sources, such as overnight and term federal funds purchased and brokered repurchase agreements, as it had in 2000 to fund strong loan growth. Average short-term borrowings from customers under repurchase agreements have been relatively stable over the past several years, with an 11%, or $44 million, decrease in 2002, partly representing the flow of funds back to deposits as the effective yield dropped below 1% for the year. Increased funding from this source in recent years reflected both the growth in commercial relationships and the attractiveness of Whitney's treasury management sweep product. Because of the underlying customer relationship, these borrowings can be a relatively stable source of funds.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         At December 31, 2002, shareholders' equity totaled $800 million compared to $718 million at the end of 2001 and $666 million at the end of 2000. The major factors in the $82 million increase in 2002 were earnings, net of dividends declared, of $51 million, and a $20 million increase in other comprehensive income representing an unrealized net holding gain on securities available for sale. In 2001, net retained earnings of $35 million and an $8 million increase in comprehensive income led to a $52 million increase in shareholders' equity. Over the last three years, the dividend payout ratio has been relatively stable, decreasing slightly to 47% in 2002 from 54% in 2001 and 50% in 2000.

         The ratios in Table 10 indicate that the Company remained strongly capitalized at December 31, 2002. The increase in the capital ratios from 2001 was influenced mainly by a slower rate of growth in risk-weighted assets relative to capital growth. The increase in risk-weighted assets at December 31, 2002 from the end of 2001 resulted mainly from an increase in off-balance-sheet obligations under loan facilities and letters of credit that are converted to assets for the risk-based capital calculations. On-balance assets were lower at year-end 2002 compared to the end of 2001. Cash business acquisitions, such as the purchases of Redstone Financial, Inc. in 2001 and Bank of Houston in 2000, will reduce regulatory capital ratios. In these transactions, Whitney acquires intangible assets that must be deducted in determining regulatory capital, though they are also excluded from risk-weighted assets.

TABLE 10.  RISK-BASED CAPITAL AND CAPITAL RATIOS
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                       2002          2001          2000         1999          1998
-------------------------------------------------------------------------------------------------------------------
Tier 1 regulatory capital                          $672,408      $604,179      $577,036     $568,117      $561,625
Tier 2 regulatory capital                            66,115        63,878        61,017       47,543        43,187
-------------------------------------------------------------------------------------------------------------------
  Total regulatory capital                         $738,523      $668,057      $638,053     $615,660      $604,812
-------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                             $5,301,764    $5,102,470    $5,063,114   $4,427,620    $4,050,755
-------------------------------------------------------------------------------------------------------------------
Ratios
  Leverage ratio (Tier 1 capital to average
    assets)                                            9.76%         8.72%         8.93%       10.01%        10.33%
  Tier 1 capital to risk-weighted assets              12.68         11.84         11.40        12.83         13.86
  Total capital to risk-weighted assets               13.93         13.09         12.60        13.90         14.93
  Shareholders' equity to total assets                11.28          9.91         10.01        10.16         10.66
-------------------------------------------------------------------------------------------------------------------

         The regulatory capital ratios of Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency.

LIQUIDITY
         The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank, all in the most cost-effective manner. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process, making full use of the quantitative modeling tools available to project cash flows under a variety of possible scenarios. Projections are also made assuming credit stressed conditions, although such conditions are not likely to arise.

         On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability-funding sources in 2002. Whitney National Bank is a member of the Federal Home Loan Bank system. This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds. In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level.

         Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows from scheduled payments, contractual maturities, prepayments, their use as collateral for borrowings under repurchase agreements and possible outright sales or securitizations. Table 3 above presents the contractual maturity structure of the loan portfolio and Table 7 presents contractual investment maturities. As mentioned earlier, Whitney has built its investment in securities classified as available for sale in recent years and, effective 2001, reclassified in excess of $500 million of its portfolio of securities held to maturity to this category. These actions further increased liquidity management flexibility.

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for each year in the three-year period ended December 31, 2002.

         The Bank's liquidity position had grown throughout 2001 reflecting strong deposit inflows, moderate loan demand, and an attractive refinancing environment. Conditions supported ample liquidity again in 2002, and Whitney made investment allocation decisions and developed deposit pricing strategies consistent with management's assessment of the underlying conditions. The higher level of liquidity in the past two years will likely return to more normal levels with increased economic activity, a return to confidence in the capital markets and rising market interest rates.

         Whitney Holding Corporation had approximately $128 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, or other corporate uses at the end of 2002, before consideration of any future dividends that may be received from the Bank. Because the Bank has received approval to pay the Company dividends above limits set by statutory and regulatory provisions, the Bank will be required to seek continuing approval to declare future dividends to the Company until it reestablishes dividend capacity under those provisions.

         The Bank had approximately $1.5 billion in unfunded loan commitments, excluding personal credit lines, outstanding at December 31, 2002, an increase of $227 million from 2001's year end. Note 14 details these and other unfunded commitments at December 31, 2002 and 2001. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

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

         The simplest method of measuring interest rate sensitivity is gap analysis, which identifies the difference between the dollar volume of assets and liabilities that reprice within specified time periods. Table 11 shows the Company's static gap position as of December 31, 2002.

         Table 11 indicates that Whitney is somewhat liability sensitive in the very near term and somewhat asset sensitive over a one-year time horizon. Gap analysis has several limitations, including the fact that it is a point-in-time measurement that ignores the dynamic nature of the Company's assets and liabilities, and it does not take into consideration actions that management can and will take to maximize net interest income over time. A more sophisticated tool used by the Company to evaluate and manage its interest rate sensitivity is a net interest income simulation model, which tests the Bank's reaction to various economic environments. The model is able to incorporate management's assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Assumptions can also be entered into the model to evaluate the impact of possible strategic responses to changes in the competitive environment.

TABLE 11.  INTEREST RATE SENSITIVITY
--------------------------------------------------------------------------------------------------------------------
                                                     By Maturity or Repricing Dates at December 31, 2002
--------------------------------------------------------------------------------------------------------------------
                                                                                                    Non-
                                              0-30      31-90      91-180    181-365     After    interest-
(dollars in millions)                         Days       Days       Days       Days      1 Year    bearing    Total
--------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                        $2,278      $ 363       $330       $420     $1,064    $    -    $4,455
Securities available for sale                   112        146        185        323      1,008         -     1,774
Securities held to maturity                       -          6          4         45        147         -       202
Loans held for sale and other
   short-term investments                        70          -          -          -          -         -        70
Other assets                                      -          -          -          -          -       597       597
--------------------------------------------------------------------------------------------------------------------
     Total assets                             2,460        515        519        788      2,219       597     7,098
--------------------------------------------------------------------------------------------------------------------
SOURCES OF FUNDS
NOW account deposits                            699          -          -          -          -         -       699
Money market deposits                         1,347          -          -          -          -         -     1,347
Savings deposits                                 14          -          -          -        514         -       528
Other time deposits                              76        166        211        254        133         -       840
Time deposits $100,000 and over                 254        118        125        128         51         -       676
Short-term borrowings                           454          -          -          -          -         -       454
Noninterest-bearing demand deposits               -          -          -          -          -     1,693     1,693
Other liabilities                                 -          -          -          -          -        61        61
Shareholders' equity                              -          -          -          -          -       800       800
--------------------------------------------------------------------------------------------------------------------
     Total sources of funds                   2,844        284        336        382        698     2,554     7,098
--------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                $ (384)     $ 231       $183       $406     $1,521   $(1,957)
Cumulative interest rate sensitivity gap     $ (384)     $(153)      $ 30       $436     $1,957   $     -
Cumulative interest rate sensitivity
  gap as a percentage of total
  earning assets                              (5.91)%    (2.35)%      .46%      6.71%     30.10%
--------------------------------------------------------------------------------------------------------------------

         As part of its regular formal asset/liability management process, a base case simulation is run that uses current growth forecasts and assumes a stable rate environment and structure. When the base case simulation as of the end of 2002 was subjected to parallel up and down instantaneous rate shocks of 100 basis points, the model showed an annual impact on Whitney's 2003 net interest income (TE) relative to the base case that ranged from a positive $13 million, or 4.3%, at 100 basis points up to a negative $15 million, or 4.9%, at 100 basis points down. The comparable simulation run at year-end 2001 produced results that ranged from a positive impact on net interest income (TE) of $10 million, or 3.3%, to a negative impact of $6 million, or 2.2%. At the end of each year, additional simulations were run applying instantaneous parallel rate shocks up to 300 basis points as well as gradual rate changes of up to 200 basis points. In the recent rate environment, certain downward rate shocks caused unrealistic model assumptions, and the results from these simulation runs were disregarded. The results of other simulations showed that the Company's sensitivity was within acceptable limits, considering established internal guidelines.

         Like the gap analysis, the net interest income simulations at the end of 2002 indicate that the Company is moderately asset sensitive over a one-year time horizon. The actual impact of changing interest rates on net interest income, however, is dependent on many factors. These include Whitney's ability to achieve growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

         The method used for measuring longer-term interest rate risk is the economic value of equity analysis. At year-end 2002, the Company's sensitivity was acceptable under internal guidelines at all levels of rate shock simulation that produced realistic results.

         Changes in interest rates affect the fair values of financial instruments. The earlier section on Investment in Securities and Notes 4 and 15 to the consolidated financial statements contain information regarding fair values.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Net interest income (TE) increased 5%, or $15.0 million, in 2002, on 3% growth in average earning assets. This followed a 4%, or $12.0 million, increase in 2001 over 2000, when earning assets grew 9%. As discussed earlier, Whitney has been moderately asset sensitive throughout 2002 and 2001, which implies that it would experience some compression in its net interest margin in a declining rate environment, holding other factors constant. The net interest margin is net interest income (TE) as a percent of average earning assets. Margin compression did occur in 2001, when there was a decrease of 21 basis points to 4.52%, but this decline was well below what would have been expected based solely on the steep reduction in market rates during 2001. Pressure on the margin continued in 2002, but Whitney was able to add 10 basis points to the margin during the year, to 4.62%, in large part through pricing discipline on loans, careful deployment of excess liquidity between the investment portfolio and short-term cash management investments, and the implementation of successful pricing strategies on deposits. The margin improvement in 2002 came as a 129 basis point decline in the yield (TE) on earning assets was more than offset by a 139 basis point decrease in the cost of funding these assets. Between 2000 and 2001, however, the 86 basis point decrease in the earning asset yield was not fully matched by a 65 basis point decrease in the cost of funds. Tables 12 and 13 show the factors contributing to these changes and the components of these changes. Maintaining the net interest margin at current levels and generating growth in net interest income during a period of continued low interest rates, economic uncertainty and limited earning asset growth cannot be assured.

         In both 2002 and 2001, the earning asset mix has been impacted by restrained loan demand and higher demand for deposit products, among other factors. Together these factors provided a surge in liquidity to the earning asset mix in 2001 that has continued into 2002. Short-term investments grew to 4% of average earning assets in 2001, from less than 1% in 2000, and remained on average at the higher level in 2002. Over the same period, average loans, including loans held for sale, declined as a percentage of earning assets to 68% in 2002, from 72% in 2001 and a high for recent years of 73% in 2000. Management gradually directed more of the liquidity from loan reductions and sustained deposit demand to the investment portfolio, which increased to 28% of earning assets in 2002 from 24% in 2001. At year-end 2002, the investment portfolio had grown to 30% of earning assets, while short-term investments had decreased to less than 1%.

         Market rates were relatively stable during 2002, after a steep and steady decline throughout 2001. The average prime rate during 2002 was approximately 220 basis points lower than in 2001 and 450 basis points below 2000. Fixed rate components of the loan portfolio and discipline in loan pricing in the face of restrained demand and heightened competition helped limit the decrease in the loan portfolio yield (TE) to 137 basis points in 2002 and 90 basis points in 2001. The average rate earned on the predominantly fixed-rate investment portfolio decreased 78 basis points in 2002 and was down 25 basis points in 2001 compared to the prior year. Low market rates have stimulated home mortgage refinancing activity and accelerated prepayments on mortgage-backed securities, as was particularly evident in 2002. This has offset some of the benefit to the portfolio return from the fixed-rate structure of the investment portfolio.

         Sustained higher demand for deposit products and the implementation of deposit pricing strategies had a favorable impact on the mix of funding sources in 2002. The percentage of average earning assets funded by noninterest-bearing sources rose to 29%, from 27% in 2001, with a healthy 25% in the most recent period representing noninterest-bearing deposits. Noninterest-bearing deposits funded 23% of earning assets in 2001. Lower-cost interest-bearing deposits supported 39% of earning assets in 2002, up from 34% in 2001. Higher-cost sources of funds, which include time deposits and short-term borrowings, fell to 32% of average earning assets in 2002, from close to 40% in 2001. Total time deposits decreased 18% on average in response to steadily declining renewal rates, shifting in part to lower-cost products. Average short-term borrowings were 14% lower than in 2001.

         Although money market rates became relatively stable in 2002, the maturity structure of time deposits was such that their cost continued to decline throughout the year. The average rate on time deposits for 2002 was 245 basis points below the rate for 2001, and stood at 2.05% at year-end 2002, approximately 150 basis points below the rate at the end of 2001. At current market conditions, time deposit maturities should lead to some further cost reductions in the near term.

         An improved mix of funding sources also benefited 2001. Funds from noninterest-bearing sources totaled 27% of average earnings assets in 2001 compared to 26% in 2000, with 23% from noninterest-bearing deposits in each period. The impact of increased customer liquidity and demand for deposits was most evident in the reduction in the percentage of higher-cost funds to average earning assets from 42% in 2000 to 39% in 2001. During 2000, Whitney had made increased use of wholesale funding sources to leverage loan growth in that period and had responded to what then were rising short-term market rates with competitively structured time-deposit products. In response to falling market rates, the average cost of total interest-bearing liabilities decreased 85 basis points in 2001, including the impact of a 246 basis point drop in the cost of short-term borrowings. As would be expected, however, the cost of fixed-rate time deposits in 2001 responded more slowly and was only 44 basis points below 2000 on average.


TABLE 12.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (TE) (a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                      2002                           2001                            2000
------------------------------------------------------------------------------------------------------------------------------------
                                       Average                         Average                          Average
(dollars in thousands)                 Balance      Interest  Rate     Balance     Interest   Rate      Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
EARNING ASSETS
Loans (TE)(b),(c)                     $4,393,266    $274,979  6.26%  $4,515,740    $344,613   7.63%   $4,235,562   $361,345   8.53%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities             1,023,277      55,243  5.40      684,934      41,070   6.00       489,073     30,144   6.16
U.S. agency securities                   433,554      21,723  5.01      530,411      31,372   5.91       636,052     38,882   6.11
Obligations of states and political
  subdivisions (TE)                      152,052      10,527  6.92      165,809      11,894   7.17       202,598     15,152   7.48
U.S. Treasury securities                 152,349       6,160  4.04      104,670       6,215   5.94       122,018      7,438   6.10
Other securities                          54,984       2,432  4.42       39,430       2,015   5.11        28,868      1,853   6.42
------------------------------------------------------------------------------------------------------------------------------------
    Total investment in securities     1,816,216      96,085  5.29    1,525,254      92,566   6.07     1,478,609     93,469   6.32
------------------------------------------------------------------------------------------------------------------------------------

Federal funds sold and
  short-term investments                 283,309       4,771  1.68      262,451       9,331   3.56        57,085      3,543   6.21
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets               6,492,791    $375,835  5.79%   6,303,445    $446,510   7.08%    5,771,256   $458,357   7.94%
------------------------------------------------------------------------------------------------------------------------------------

NONEARNING ASSETS
Other assets                             595,445                        592,469                          565,213
Allowance for loan losses                (71,561)                       (64,350)                         (54,425)
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                      $7,016,675                     $6,831,564                       $6,282,044
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                  $  690,011    $  5,508   .80%  $  598,973    $  7,727   1.29%   $  543,424   $  8,086   1.49%
Money market deposits                  1,321,729      19,152  1.45    1,065,027      30,655   2.88       820,393     33,638   4.10
Savings deposits                         515,878       4,014   .78      463,583       7,055   1.52       458,717      9,281   2.02
Other time deposits                      913,492      26,315  2.88    1,114,207      58,772   5.27       993,948     53,294   5.36
Time deposits $100,000 and over          707,715      16,868  2.38      858,895      42,006   4.89       768,605     44,587   5.80
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits    4,148,825      71,857  1.73    4,100,685     146,215   3.57     3,585,087    148,886   4.15
------------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                    441,777       3,844   .87      515,152      15,134   2.94       672,118     36,295   5.40
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                      4,590,602    $ 75,701  1.65%   4,615,837    $161,349   3.50%    4,257,205   $185,181   4.35%
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST-BEARING
    LIABILITIES AND
    SHAREHOLDERS' EQUITY
Demand deposits                        1,601,316                      1,447,871                        1,342,127
Other liabilities                         64,032                         69,757                           59,898
Shareholders' equity                     760,725                        698,099                          622,814
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
       shareholders' equity           $7,016,675                     $6,831,564                       $6,282,044
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin(TE)                  $300,134  4.62%                $285,161   4.52%                $273,176   4.73%
Net earning assets and spread         $1,902,189              4.14%  $1,687,608               3.58%   $1,514,051              3.59%
Interest cost of funding
    earnings assets                                           1.17%                           2.56%                           3.21%
------------------------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $37,152, $27,492 and $21,358, respectively, in 2002, 2001 and 2000.

TABLE 13.  SUMMARY OF CHANGES IN NET INTEREST INCOME (TE) (a), (b)
-------------------------------------------------------------------------------------------------------------
                                              2002 Compared to 2001              2001 Compared to 2000
-------------------------------------------------------------------------------------------------------------
                                                   Due to                            Due to
                                                 Change in        Total            Change in         Total
                                           --------------------  Increase      -------------------  Increase
(dollars in thousands)                      Volume       Rate   (Decrease)      Volume       Rate  (Decrease)
-------------------------------------------------------------------------------------------------------------

INTEREST INCOME (TE)
     Loans (TE)                            $(9,126)   $(60,508)  $(69,634)     $22,931   $(39,663) $ (16,732)
-------------------------------------------------------------------------------------------------------------

     Mortgage-backed securities             18,605      (4,432)    14,173       11,765       (839)    10,926
     U.S. agency securities                 (5,252)     (4,397)    (9,649)      (6,283)    (1,227)    (7,510)
     Obligations of states and political
        subdivisions (TE)                     (963)       (404)    (1,367)      (2,660)      (598)    (3,258)
     U.S. Treasury securities                2,300      (2,355)       (55)      (1,034)      (189)    (1,223)
     Other securities                          715        (298)       417          589       (427)       162
-------------------------------------------------------------------------------------------------------------
         Total investment in securities     15,405     (11,886)     3,519        2,377     (3,280)      (903)
-------------------------------------------------------------------------------------------------------------

     Federal funds sold and
         short-term investments                690      (5,250)    (4,560)       7,879     (2,091)     5,788
-------------------------------------------------------------------------------------------------------------
         Total interest income (TE)          6,969     (77,644)   (70,675)      33,187    (45,034)   (11,847)
-------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
     NOW account deposits                    1,047      (3,266)    (2,219)         779     (1,138)      (359)
     Money market deposits                   6,190     (17,693)   (11,503)       8,536    (11,519)    (2,983)
     Savings deposits                          723      (3,764)    (3,041)          97     (2,323)    (2,226)
     Other time deposits                    (9,222)    (23,235)   (32,457)       6,356       (878)     5,478
     Time deposits $100,000 and over        (6,425)    (18,713)   (25,138)       4,886     (7,467)    (2,581)
-------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits    (7,687)    (66,671)   (74,358)      20,654    (23,325)    (2,671)
-------------------------------------------------------------------------------------------------------------

     Short-term borrowings                  (1,900)     (9,390)   (11,290)      (7,167)   (13,994)   (21,161)
-------------------------------------------------------------------------------------------------------------
         Total interest expense             (9,587)    (76,061)   (85,648)      13,487    (37,319)   (23,832)
-------------------------------------------------------------------------------------------------------------
         Change in net interest income (TE)$16,556    $ (1,583)   $14,973      $19,700   $ (7,715) $  11,985
-------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

                                       21

PROVISION FOR LOAN LOSSES
         The overall credit risk profile of Whitney's customers increased moderately in both 2001 and 2000. As would be expected, net charge-offs rose in the subsequent periods, to $12.1 million in 2002 and $9.4 million in 2001 from $1.6 million in 2000. Improvements in overall credit risk in 2002 led to a $5.5 million reduction in the level of the allowance for loan losses from year-end 2001 and helped lower the provision for the year. Whitney provided $7.5 million for loan losses in 2002, compared to $19.5 million in 2001 and $12.7 million in 2000.

         For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses. The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
         Table 14 shows the components of noninterest income for each year in the three-year period ended December 31, 2002, along with the percent changes between years for each component. Noninterest income before securities transactions decreased 7%, or $6.3 million, in 2002 after increasing 23%, or $16.8 million, in 2001. Excluding revenue and gains associated with merchant processing agreements that were sold in 2001, as discussed below, noninterest income grew 5%, or $4.2 million, in 2002, and was up 25%, or $15.9 million, in 2001.

TABLE 14.  NONINTEREST INCOME
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     2002       % change     2001       % change     2000
-----------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                      $38,327         8.7%    $35,275         16.4%   $30,312
Credit card income                                         8,219       (41.3)     14,002         (8.8)    15,349
Trust service fees                                         8,814        (6.1)      9,384          1.9      9,206
Secondary mortgage market operations                       9,045        19.4       7,575        257.6      2,118
ATM fees                                                   4,861        13.5       4,281          4.7      4,089
Investment services income                                 4,257         9.0       3,906         45.7      2,681
Other fees and charges                                     6,047        41.1       4,285          8.2      3,959
Other operating income                                     2,993       (15.2)      3,529         (4.3)     3,689
Net gain on sales and other
   revenue from foreclosed assets                          1,714       (12.7)      1,963         14.5      1,714
Net gains on disposals of surplus property                   497       (84.8)      3,274        184.0      1,153
Gain on sale of merchant processing agreements                 -          (a)      3,570           (a)         -
-----------------------------------------------------------------------------------------------------------------
Total noninterest income before
  securities transactions                                 84,774        (6.9)     91,044         22.6     74,270
Securities transactions                                      411       149.1         165        (80.6)       850
-----------------------------------------------------------------------------------------------------------------
Total noninterest income                                 $85,185        (6.6)%   $91,209         21.4%   $75,120
-----------------------------------------------------------------------------------------------------------------
(a) Not meaningful.

         Income from service charges on deposit accounts increased 9%, or $3.1 million, in 2002, after an increase of 16%, or $5.0 million, in 2001. Both periods benefited from refinements to pricing policies for certain business accounts that the Company implemented during the second quarter of 2001. In addition, as short-term market interest rates declined sharply in 2001, Whitney appropriately lowered the earnings credit allowed as an offset to service charges on these accounts, and these lower rates prevailed throughout 2002. The combined impact helped increase business service fees by $2.6 million in 2002 and $3.2 million in 2001. Both periods also benefited from the introduction, beginning in 2001's second quarter, of automated tools to help banking officers with certain service fee decisions and to measure their performance against corporate standards. The integration of customers acquired in mergers also generated additional fee income in both 2002 and 2001, as did underlying growth in the customer deposit base.

         At the end of 2001's third quarter, Whitney entered into an alliance with a firm that specializes in processing credit card sale transactions for merchants. In forming this alliance, Whitney sold its existing merchant processing agreements to the firm and recognized a gain of $3.6 million, while maintaining an interest in the ongoing net revenues generated through the alliance. With this move, credit card income decreased a net 41%, or $5.8 million, in 2002, and 9%, or $1.3 million in 2001. The corresponding reduction in credit card processing expense is discussed in the following section. Excluding revenues associated with merchant processing in all periods, credit card income rose 18%, or $1.2 million, in 2002, and was up 26%, or $1.4 million in 2001. In addition to income from merchant processing services, this category has included fees from activity on Bank-issued credit and debit cards. Fee income from debit card activity has made an increasingly important contribution in recent years as the Company expanded the distribution of this product and saw increasing acceptance and use of these cards for retail transactions. Debit card fee income was up 26%, or $1.0 million in 2002, on a 25% increase in transaction volume and a 19% increase in the cardholder base. This followed income growth of 42%, or $1.2 million, in 2001 when transaction volume rose 37% and the base increased 34%. Fee income from credit card activity grew 7% in 2002, consistent with the growth in transaction volume, and was up 14% in 2001.

         Secondary mortgage market operations posted a 19%, or $1.5 million, increase in fee income in 2002. In 2001, this income category had increased $5.5 million to a level over three times that in 2000. Late in the third quarter of 2000, the Company began to shift away from retaining new residential mortgage loans for the portfolio. In addition, favorable market rates and an expanded sales force generated strong origination volumes throughout 2001 and again in 2002. Refinancing activity accounted for approximately 65% of the loans originated in both 2002 and 2001. Total production was $510 million in 2002 and $461 million in 2001, both up sharply from a total of $219 million in 2000. Whitney sold approximately 86% of this production in 2002 compared to 95% in 2001 and only 38% in 2000.

         Fees on letters of credit and unused loan commitments were the main factors behind the 41%, or $1.8 million, growth in other fees and charges in 2002. Revenues from an agreement to outsource the Bank's official checks that was implemented in the second half of 2002 also contributed to this improvement.

         Investment service income increased 9%, or $.4 million, in 2002, mainly on the strength of annuity sales. Increased demand for fixed income securities drove the 46%, or $1.2 million, increase in this income category in 2001, offsetting softness in retail brokerage activity that was brought on by weak equity markets. The conditions underlying these 2001 changes were also present throughout much of 2002.

         Lower asset values in the capital markets were an important factor behind the 6%, or $.6 million, decrease in trust service fees in 2002, and the limited growth of only 2% in 2001. A modification of fee schedules, however, helped limit the negative impact from capital market weaknesses.

         The net gain on sales and other revenue from foreclosed assets includes income from grandfathered assets that vary from year to year as opportunities for sales arise. Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. The net gains recognized in each period from these and other dispositions of surplus banking property are shown in Table 14. The total for 2001 includes a gain of approximately $1.1 million related to a property acquired through merger.

NONINTEREST EXPENSE
         Table 15 shows the components of noninterest expense with and without merger-related expenses for each year in the three-year period ended December 31, 2002, along with the percent changes between years for each component. Noninterest expense before merger-related expenses decreased 1%, or $2.0 million, in 2002 after a 5% increase in 2001. Adjusting for the impact of the merchant business sale, noninterest expense increased a moderate 2% in 2002 and approximately 6% in 2001.

TABLE 15.  NONINTEREST  EXPENSE
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     2002       % change     2001        % change     2000
-------------------------------------------------------------------------------------------------------------------
Employee compensation                                    $107,021         5.0%   $101,937          6.4%    $95,838
Employee benefits                                          21,966        25.2      17,538         10.0      15,939
-------------------------------------------------------------------------------------------------------------------
  Total personnel expense                                 128,987         8.0     119,475          6.9     111,777
Equipment and data processing expense                      18,876       (13.4)     21,802         (6.6)     23,346
Net occupancy expense                                      19,907        (1.0)     20,102          5.2      19,115
Credit card processing services                             2,161       (73.4)      8,134        (21.4)     10,354
Telecommunication and postage                               8,281        (3.4)      8,571         (1.6)      8,714
Legal and professional services                             6,083        (5.8)      6,456          8.4       5,958
Amortization of intangibles                                 5,846       (21.3)      7,430         23.3       6,027
Ad valorem taxes                                            7,557         7.3       7,045          7.5       6,554
Security and other outsourced services                      8,127         4.3       7,792         14.1       6,830
Advertising                                                 4,769         7.3       4,443         26.3       3,519
Operating supplies                                          3,462       (19.8)      4,315          3.5       4,169
Deposit insurance and regulatory fees                       1,971         1.8       1,936         11.3       1,740
Miscellaneous operating losses                              1,429       (43.8)      2,544         46.4       1,738
Other operating expense                                    13,470         4.6      12,873          5.2      12,236
-------------------------------------------------------------------------------------------------------------------
Noninterest expense, before
  merger-related expenses                                 230,926         (.9)    232,918          4.9     222,077
Merger-related expenses                                         -          (a)      6,186           (a)      1,102
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                $230,926        (3.4)%  $239,104          7.1%   $223,179
-------------------------------------------------------------------------------------------------------------------
(a) Not meaningful.

         Total personnel expense increased 8%, or $9.5 million, in 2002, and was up 7%, or $7.7 million, in 2001. Employee compensation rose 5%, or $5.1 million, in 2002, including approximately $.4 million of nonrecurring costs associated with acquired bank personnel; and employee benefits increased 25%, or $4.4 million. Base salaries and the cost of various targeted employee incentive pay plans, such as for mortgage originators, increased 4%, or $3.7 million, including the impact of recurring costs of bank operations purchased in late 2001. The successful integration of operations and employees from this acquisition and continued attention to efficient management of human resources helped the Company keep its average full-time equivalent staff level during 2002 essentially unchanged from 2001. An increase in stock-based compensation, which fluctuates with changes in Whitney's stock price and employee participation levels, was the main factor in an overall $1.6 million increase in long-term incentive plan expense.

         The Company provides retirement benefits under a defined benefit pension plan and a 401(k) savings plan. A weak performance by the investments in the pension trust fund or a decline in market yields on fixed-income securities will cause the actuarially-determined periodic pension expense to increase in future periods, holding other variables constant. Each of these conditions was present in 2001 as well as at the end of 2002. As a result, pension expense increased $3.1 million from 2001 to 2002, accounting for approximately three-quarters of the overall increase in employee benefits expense. An additional, though somewhat smaller, increase is expected for 2003. Whitney also expects an increase in the cost of providing health benefits for 2003, following an increase of 11%, or $.7 million, in 2002.

         In 2001, employee compensation rose 6%, or $6.1 million, while employee benefits increased 10%, or $1.6 million. Base salaries and incentive pay increased 6%, or $5.0 million, including $1.4 million related to the bank operations purchased late in 2001. Adjusting for the impact of purchased operations, the increase would have been approximately 4%. Reductions in staff levels achieved through the integration of the operations of pooled entities acquired in early 2001 helped limit the overall increase. Stock-based compensation again drove the increase in long-term incentive plan expense for 2001, which was up $1.1 million. Effective for 2001, Whitney increased the percentage of employee 401(k) plan savings that it matches. The impact of this change and an increase in the cost of health benefits were the major factors behind the rise in employee benefits expense in that year.

         Equipment and data processing expense was 13%, or $2.9 million, lower in 2002, following a decrease of 7%, or $1.5 million, in 2001. Continued close control over capital expenditures, for both new projects and the replacement of fully-depreciated assets, has been the major factor that provided an offset to costs that have been added for applications to support expanded customer services and enhanced management tools and for purchased operations. Systems integration activities completed in 2001 also produced savings. The Company does not anticipate a further decrease in equipment and data processing expense in 2003.

         Net occupancy expense was little changed in 2002, after an increase of 5%, or $1.0 million, in 2001. The costs added for facilities of banking operations purchased in late 2001 were offset by expense reductions in 2002, mainly with respect to depreciation and utilities. Functional improvement projects at certain facilities, including the main office in New Orleans, had led to increased depreciation expense in 2001, and high energy prices early that year had driven up the cost of utilities. The elimination of under-utilized facilities helped reduce depreciation and other occupancy expenses in 2002 and limit the growth in occupancy expense in 2001 from purchased operations and the other factors mentioned above.

         The significant reductions in credit card processing services expense in both 2002 and 2001 were directly related to the merchant business sale discussed earlier. Excluding merchant processing costs, this expense category will vary mainly with changes in income from transactions on Bank-issued credit cards.

         Telecommunication and postage expense has been stable to slightly lower over the last few years, despite postal rate increases in both 2002 and 2001.
Over the last two years, Whitney renegotiated its contract for mail services, improved internal mail operations, and restructured its data and voice communication contracts. The Company has also noted some trends in customer transaction preferences that have reduced the cost of periodic mailings.

         The expense for legal and professional services decreased 6% in 2002 after rising 8% in 2001. There had been a fairly sharp increase in legal expense in 2001 that was partly the result of services used to form the merchant business alliance. With the rise in nonperforming loans in recent years, as shown above in Table 6, there also came increased demand for legal services to support loan collection efforts. The impact was evident in both 2001 and 2002, but the recovery of some relatively significant collection costs and the resolution of certain corporate matters helped reduce 2002 legal expense in comparison to the prior year. The expense for consulting and other professional services was relatively stable between 2002 and 2001, as the Company pursued initiatives that included implementing new on-line banking services, developing products and service protocols that better target different customer groups, and evaluating overall organizational efficiency and effectiveness. The decrease from 2000 to 2001 can be traced in large part to consulting services in the earlier period related to the Company's entry into the Houston, Texas market.

         Amortization of purchased intangibles decreased $1.6 million in 2002 compared to 2001. The $3.6 million benefit from the elimination of goodwill amortization in 2002 was partly offset by amortization of the deposit relationship intangible purchased in the Northwest Bank acquisition in 2001's fourth quarter and adjustments to the amortization schedule for certain other purchased intangibles. The business acquisitions in 2001 and 2000 accounted for all of the increase in the amortization of intangibles in 2001. Note 9 to the consolidated financial statements presents pro forma information to show the impact elimination of goodwill amortization has on net income and earnings per share. Scheduled amortization of intangible assets other than goodwill in 2003 is $5.3 million.

         The expense for security and other outsourced services increased 4% in 2002 after rising 14% in 2001. The 2001 increase reflected in large part the extension of existing service arrangements to acquired operations.

         Toward the end of 2000, Whitney launched a multi-faceted advertising campaign featuring a Louisiana-based celebrity spokesperson. Costs associated with this campaign, which continued throughout 2002, contributed to the 26%, or $.9 million, increase in advertising expense in 2001.

         The favorable impact of ongoing expense control efforts in recent years is evident in the stationery and supplies expense category which decreased 20% in 2002, following a moderate 4% increase in 2001. The success of these efforts also factored into the moderate growth in other operating expense in both 2002 and 2001.

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

INCOME TAXES
         Income tax expense was $46.7 million in 2002, $36.6 million in 2001 and $33.5 million in 2000. The Company's effective tax rate was 32.9% in 2002, 32.6% in 2001 and 31.5% in 2000. These effective rates were lower than the 35% federal statutory tax rate primarily because of tax-exempt interest income received from the financing of state and local governments. The increase from 2000 to 2001 mainly reflected the termination of the Subchapter S election for post-merger earnings from an acquired bank's operations, as discussed in Note 19 to the consolidated financial statements. In connection with the Subchapter S termination, however, Whitney also recorded a deferred tax benefit of approximately $1 million in 2001 that partly offset the impact of the taxability of post-merger earnings.

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

         See Note 19 for additional information on the Company's effective tax rates and the composition of changes in income tax expense for all periods.

FOURTH QUARTER RESULTS
         Whitney earned $.63 per share, or $25.1 million, in the fourth quarter of 2002, a 26% increase over earnings of $.50 per share, or $19.8 million, in the fourth quarter of 2001.

         Selected highlights from the fourth quarter's results follow:

         o Net interest income (TE) increased 1%, or $.8 million, from the fourth quarter of 2001, on the strength of an improved net interest margin (TE) that increased to 4.61%, or 9 basis points above the year-
              earlier quarter. Earning assets decreased in total by less than 1% between these periods. Although sustained lower market rates reduced both asset yields and funding costs, there was a deeper reduction in the cost of funds. Funding costs, which decreased 85 basis points, benefited from a shift in the mix of funds to noninterest-bearing and other lower-cost sources. Changes in the earning asset mix helped moderate the decline in overall asset yields, which totaled 76 basis points. Loans remained a relatively steady percentage of earning assets between these periods. Investment securities grew to 29% of earning assets from 25% in the year-earlier period, with a comparable reduction in short-term liquidity investments. The growth in investment securities, which generally carry fixed rates, was concentrated in shorter-duration mortgage-backed issues.

         o Noninterest income, excluding securities transactions, increased 8%, or $1.6 million, from the fourth quarter of 2001. Income from secondary mortgage market operations rose 9%, or $.2 million, as production levels were again bolstered by a strong refinancing market. Expanded distribution and use of bank-issued debit cards drove a 12%, or $.2 million, increase in the credit card income category. Other contributors to noninterest income growth included fees on letters of credit and unused loan commitments, investment services income, and revenue from the official check outsourcing agreement, all of which increased a combined $1.1 million. Difficult capital market conditions were the main factor behind a 6% decline in trust service fees from 2001's fourth quarter. Service charges from deposit accounts were also lower in the fourth quarter of 2002 by less than 1%.

         o Noninterest expense increased 2%, or $1.3 million, from 2001's fourth quarter. A sharp increase in defined benefit pension plan expense was the main driver of a 12%, or $3.5 million, increase in total personnel expense from the fourth quarter of 2001. Employee compensation increased a more moderate 5%, or $1.4 million, in total, as base salaries and targeted employee incentive pay rose 4%, aided in part by a 1% reduction in full-time equivalent staff levels from year-end 2001. Most other major expense categories showed improvement from the fourth quarter of 2001. Close control over capital expenditures has had a favorable impact on equipment and data processing expense, which decreased 17%, or $.9 million, in 2002's fourth quarter. Legal and professional fees were down $.8 million from the fourth quarter of 2001, when system conversion expenses were incurred related to a merger. The change in accounting for goodwill led to a $.5 million net decrease in amortization of purchased intangibles compared to the year-earlier quarter.

         o Improvements in overall credit quality helped reduce the level of the allowance for loan losses by $5.5 million from the end of 2001. The allowance represented 1.48% of total loans at December 31, 2002, compared to 1.59% a year earlier. Net charge-offs totaled $1.7 million in the fourth quarter of 2002, and $1.4 million in the fourth quarter of 2001. Whitney provided $.5 million for loan losses in the fourth quarter of 2002, compared to $6.5 million in the final quarter of 2001. The provision in last year's fourth quarter reflected increased customer credit risks arising from, among other factors, a weakening economy and heightened uncertainty in the aftermath of the September 11 terrorist attacks.

         The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K and located on page 28 provides selected comparative financial information for each of the four quarters in 2002 and 2001.

Item 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information required for this item is included in the section entitled Asset/Liability Management on pages 17 and 18 of Management's Discussion and Analysis of Financial Condition and Results of Operations that appears in Item 7 of this Form 10-K.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                        2002 Quarters
-------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)          4th           3rd            2nd           1st
-------------------------------------------------------------------------------------------------------
Net interest income                                  $73,463       $73,964        $75,174      $72,607
Net interest income (TE)                              74,758        75,162         76,381       73,833
Provision for loan losses                                500         1,500          2,500        3,000
Noninterest income (excluding securities
  transactions)                                       21,890        22,295         20,220       20,369
Securities transactions                                    -           (15)           426            -
Noninterest expense                                   57,946        58,230         57,773       56,977
Income tax expense                                    11,777        12,198         11,762       10,907
-------------------------------------------------------------------------------------------------------
Net income                                           $25,130       $24,316        $23,785      $22,092
-------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                  $6,957,714    $6,883,963     $6,986,870   $7,242,746
    Earning assets                                 6,449,785     6,373,798      6,460,942    6,690,593
    Loans                                          4,417,449     4,326,383      4,344,882    4,400,375
    Deposits                                       5,660,729     5,634,831      5,757,493    5,951,971
    Shareholders' equity                             792,292       773,326        745,352      731,120
-------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                            1.43%         1.40%          1.37%        1.24%
    Return on average equity                           12.58         12.47          12.80        12.25
    Net interest margin                                 4.61          4.69           4.74         4.45
-------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                               $.63          $.61           $.60         $.56
    Diluted                                              .63           .60            .59          .55
Cash dividends per share                                 .30           .27            .27          .27
Trading data
    High closing price                                $34.27        $34.00         $38.52       $34.50
    Low closing price                                  29.46         28.09          30.51        29.13
    End-of-period closing price                        33.33         32.08          30.74        33.24
    Trading volume                                 5,774,008     5,078,531      8,115,882    2,958,102
-------------------------------------------------------------------------------------------------------
                                                                        2001 Quarters
-------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)           4th           3rd            2nd          1st
-------------------------------------------------------------------------------------------------------
Net interest income                                  $72,652       $70,939        $68,266      $67,939
Net interest income (TE)                              73,944        72,258         69,628       69,331
Provision for loan losses                              6,500         8,000          2,500        2,500
Noninterest income (excluding securities
  transactions)                                       20,282        25,002         21,816       23,944
Securities transactions                                   96             -             32           37
Noninterest expense                                   56,644        58,866         60,720       62,874
Income tax expense                                    10,090         9,719          8,792        7,980
-------------------------------------------------------------------------------------------------------
Net income                                           $19,796       $19,356        $18,102      $18,566
-------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                  $7,034,722    $6,825,004     $6,813,065   $6,649,303
    Earning assets                                 6,503,952     6,306,997      6,290,430    6,108,016
    Loans                                          4,491,247     4,450,095      4,451,840    4,507,874
    Deposits                                       5,726,667     5,548,850      5,548,425    5,366,320
    Shareholders' equity                             725,826       702,134        689,272      674,556
-------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                            1.12%         1.13%          1.07%        1.13%
    Return on average equity                           10.82         10.94          10.53        11.16
    Net interest margin                                 4.52          4.56           4.43         4.58
-------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                               $.50          $.49           $.46         $.47
    Diluted                                              .49           .48            .46          .47
Cash dividends per share                                 .27           .25            .25          .25
Trading data
    High closing price                                $31.27        $32.56         $31.27       $27.58
    Low closing price                                  26.17         26.84          25.67        24.00
    End-of-period closing price                        29.23         28.67          31.27        26.38
    Trading volume                                 3,187,866     3,230,252      4,097,418    3,449,813
-------------------------------------------------------------------------------------------------------

All closing prices represent closing sales prices as reported on The NASDAQ Stock Market.
Share and per share data give effect to the 3-for-2 stock split effective April 9, 2002.

                                 WHITNEY HOLDING COPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                                                       December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                           2002                 2001
-------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and due from financial institutions                                  $   326,124          $   271,512
  Federal funds sold and short-term investments                                   4,327              494,908
  Loans held for sale                                                            65,572               59,453
  Investment in securities
     Securities available for sale                                            1,773,591            1,440,527
     Securities held to maturity, fair values of $209,506
      and $195,712, respectively                                                202,107              191,813
-------------------------------------------------------------------------------------------------------------
        Total investment in securities                                        1,975,698            1,632,340
  Loans, net of unearned income                                               4,455,412            4,495,085
     Allowance for loan losses                                                  (66,115)             (71,633)
-------------------------------------------------------------------------------------------------------------
        Net loans                                                             4,389,297            4,423,452
-------------------------------------------------------------------------------------------------------------

  Bank premises and equipment                                                   151,620              167,419
  Goodwill                                                                       69,164               68,952
  Other intangible assets                                                        28,807               34,653
  Accrued interest receivable                                                    28,649               32,461
  Other assets                                                                   58,623               58,500
-------------------------------------------------------------------------------------------------------------
        Total assets                                                        $ 7,097,881          $ 7,243,650
-------------------------------------------------------------------------------------------------------------

LIABILITIES
  Noninterest-bearing demand deposits                                       $ 1,692,939          $ 1,634,258
  Interest-bearing deposits                                                   4,089,940            4,315,902
-------------------------------------------------------------------------------------------------------------
        Total deposits                                                        5,782,879            5,950,160
-------------------------------------------------------------------------------------------------------------

  Short-term borrowings                                                         453,415              511,517
  Accrued interest payable                                                        7,383               14,946
  Accrued expenses and other liabilities                                         53,721               49,139
-------------------------------------------------------------------------------------------------------------
        Total liabilities                                                     6,297,398            6,525,762
-------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized --100,000,000 shares
    Issued -- 40,067,783 and 39,667,248 shares, respectively                      2,800                2,800
  Capital surplus                                                               167,235              154,397
  Retained earnings                                                             607,235              556,241
  Accumulated other comprehensive income                                         30,104               10,104
  Treasury stock at cost                                                              -                    -
  Unearned restricted stock compensation                                         (6,891)              (5,654)
-------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                              800,483              717,888
-------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                          $ 7,097,881          $ 7,243,650
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements. Share data gives effect to the 3-for-2 stock split effective April 9, 2002.

                                       29

                           WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Years Ended December 31
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                   2002        2001         2000
---------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and fees on loans                                                $ 273,737   $ 343,397    $ 360,480
  Interest and dividends on investments
    Mortgage-backed securities                                                 55,243      41,070       30,144
    U.S. agency securities                                                     21,723      31,372       38,882
    Obligations of states and political subdivisions                            6,843       7,745        9,921
    U.S. Treasury securities                                                    6,160       6,215        7,438
    Other securities                                                            2,432       2,015        1,853
  Interest on federal funds sold and short-term investments                     4,771       9,331        3,543
---------------------------------------------------------------------------------------------------------------
    Total interest income                                                     370,909     441,145      452,261
---------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                         71,857     146,215      148,886
  Interest on short-term borrowings                                             3,844      15,134       36,295
---------------------------------------------------------------------------------------------------------------
    Total interest expense                                                     75,701     161,349      185,181
---------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                           295,208     279,796      267,080
PROVISION FOR LOAN LOSSES                                                       7,500      19,500       12,690
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           287,708     260,296      254,390
---------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                                          38,327      35,275       30,312
  Credit card income                                                            8,219      14,002       15,349
  Trust service fees                                                            8,814       9,384        9,206
  Secondary mortgage market operations                                          9,045       7,575        2,118
  Other noninterest income                                                     20,369      24,808       17,285
  Securities transactions                                                         411         165          850
---------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                   85,185      91,209       75,120
---------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
  Employee compensation                                                       107,021     104,806       95,838
  Employee benefits                                                            21,966      17,604       15,939
---------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                   128,987     122,410      111,777
  Equipment and data processing expense                                        18,876      23,040       23,346
  Net occupancy expense                                                        19,907      20,179       19,115
  Credit card processing services                                               2,161       8,134       10,354
  Telecommunication and postage                                                 8,281       8,582        8,714
  Legal and professional fees                                                   6,083       8,712        6,686
  Amortization of intangibles                                                   5,846       7,430        6,027
  Ad valorem taxes                                                              7,557       7,045        6,554
  Other noninterest expense                                                    33,228      33,572       30,606
---------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                 230,926     239,104      223,179
---------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                    141,967     112,401      106,331
INCOME TAX EXPENSE                                                             46,644      36,581       33,489
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $  95,323   $  75,820    $  72,842
---------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
  Basic                                                                        $ 2.39      $ 1.92       $ 1.89
  Diluted                                                                        2.38        1.90         1.89
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                    39,848,881  39,550,723   38,475,984
  Diluted                                                                  40,121,544  39,836,047   38,568,699
CASH DIVIDENDS PER SHARE                                                       $ 1.11      $ 1.03        $ .96
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.
Share and per share data give effect to the 3-for-2 stock split effective April 9, 2002.

                                       30

                                     WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   Accumulated               Unearned
                                                                                      Other                 Restricted
                                                       Common   Capital   Retained Comprehensive Treasury     Stock
(dollars in thousands, except per share data)          Stock    Surplus   Earnings    Income       Stock   Compensation  Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           $2,800  $158,618   $484,830    $(5,293)   $(40,678)   $(4,073)   $596,204
---------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                              -         -     72,842          -           -          -      72,842
    Other comprehensive income:
      Unrealized net holding gain on securities,
        net of reclassification adjustments and taxes       -         -          -      6,950           -          -       6,950
---------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                                -         -     72,842      6,950           -          -      79,792
---------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $.96 per share                            -         -    (32,872)         -           -          -     (32,872)
  Cash dividends, pooled entities                           -         -     (3,580)         -           -          -      (3,580)
  Stock issued in purchase business combination             -      (344)         -          -      22,497          -      22,153
  Stock issued to dividend reinvestment and
     employee retirement plans                              -        46          -          -       3,034          -       3,080
  Long-term incentive plan stock activity:
     Restricted grants and related activity                 -       140          -          -         797       (243)        694
     Options exercised                                      -       (51)         -          -         240          -         189
  Directors' compensation plan stock activity               -         -          -          -         120          -         120
  Stock transactions, pooled entities                       -      (326)         -          -         310          -         (16)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                            2,800   158,083    521,220      1,657     (13,680)    (4,316)    665,764
---------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                              -         -     75,820          -           -          -      75,820
    Other comprehensive income:
      Cumulative effect of accounting change                -         -          -     (4,175)          -          -      (4,175)
      Unrealized net holding gain on securities,
        net of reclassification adjustments and taxes       -         -          -     12,622           -          -      12,622
---------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                                -         -     75,820      8,447           -          -      84,267
---------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.03 per share                           -         -    (40,597)         -           -          -     (40,597)
  Cash dividends, pooled entities                           -         -       (202)         -           -          -        (202)
  Stock issued to dividend reinvestment and
     employee retirement plans                              -     1,613          -          -       1,535          -       3,148
  Long-term incentive plan stock activity:
     Restricted grants and related activity                 -     5,273          -          -        (934)    (1,338)      3,001
     Options exercised                                      -     2,103          -          -           -          -       2,103
  Directors' compensation plan stock activity               -        42          -          -         101          -         143
  Treasury stock issued in pooling
     business combination                                   -   (12,978)         -          -      12,978          -           -
  Stock transactions, pooled entities                       -       261          -          -           -          -         261
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                            2,800   154,397    556,241     10,104           -     (5,654)    717,888
---------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                              -         -     95,323          -           -          -      95,323
    Other comprehensive income:
      Unrealized net holding gain on securities,
        net of reclassification adjustments and taxes       -         -          -     20,000           -          -      20,000
---------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                                -         -     95,323     20,000           -          -     115,323
---------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.11 per share                           -         -    (44,329)         -           -          -     (44,329)
  Stock issued to dividend reinvestment and
     employee retirement plans                              -     1,490          -          -           -          -       1,490
  Long-term incentive plan stock activity:
     Restricted grants and related activity                 -     4,451          -          -        (243)    (1,237)      2,971
     Options exercised                                      -     6,355          -          -          31          -       6,386
  Directors' compensation plan stock activity               -       255          -          -         212          -         467
  Stock transactions, pooled entities                       -       287          -          -           -          -         287
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                           $2,800  $167,235   $607,235   $ 30,104   $       -    $(6,891)   $800,483
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.
Per share data gives effect to the 3-for-2 stock split effective April 9, 2002.

                                     WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Years Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                           2002          2001          2000
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                                                                                  $ 95,323      $ 75,820      $ 72,842
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                              15,336        19,201        20,258
      Amortization of purchased intangibles                                                      5,846         7,430         6,027
      Restricted stock compensation earned                                                       4,951         3,758         2,307
      Premium amortization (discount accretion), net                                             4,338           302           497
      Provision for losses on loans and foreclosed assets                                        7,634        19,579        12,779
      Net gains on sales of foreclosed assets and surplus property                              (1,269)       (4,542)       (2,436)
      Net gains on sales of investment securities                                                 (411)         (165)         (850)
      Deferred tax benefit                                                                        (811)       (5,619)       (4,941)
      Net (increase) decrease in loans originated and held for sale                             21,342       (45,399)       (6,241)
      Increase (decrease) in accrued income taxes                                                 (744)        2,155           614
      (Increase) decrease in accrued interest receivable and prepaid expenses                    5,030        12,842        (8,209)
      Increase (decrease) in accrued interest payable and other accrued expenses                (6,777)       (7,168)       13,329
-----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                              149,788        78,194       105,976
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                            40,710       206,034       173,789
  Purchases of investment securities held to maturity                                          (51,368)            -       (14,476)
  Proceeds from maturities of investment securities available for sale                         588,067       562,282        72,409
  Proceeds from sales of investment securities available for sale                               56,375       140,305         1,294
  Purchases of investment securities available for sale                                       (950,507)   (1,004,264)     (157,635)
  Net (increase) decrease in loans                                                              (5,356)      157,698      (565,448)
  Net (increase) decrease in federal funds sold and short-term investments                     490,581      (456,988)        4,389
  Proceeds from sales of foreclosed assets and surplus banking property                         10,915         8,078         7,055
  Purchases of bank premises and equipment                                                      (7,678)      (10,501)      (13,334)
  Net cash paid in business acquisitions                                                             -       (35,933)      (45,141)
  Other, net                                                                                    (3,768)       (1,080)       (2,646)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                                     167,971      (434,369)     (539,744)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase in transaction account and savings account deposits                             148,904       683,648        18,429
  Net increase (decrease) in time deposits                                                    (316,185)     (212,110)      408,153
  Net increase (decrease) in short-term borrowings                                             (58,102)      (82,421)       60,070
  Proceeds from issuance of common stock                                                         7,385         5,096         3,316
  Purchases of common stock                                                                     (2,256)         (847)       (1,705)
  Cash dividends                                                                               (42,893)      (38,800)      (35,486)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                                    (263,147)      354,566       452,777
-----------------------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                                         54,612        (1,609)       19,009
       Cash and cash equivalents at beginning of year                                          271,512       273,121       254,112
-----------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of year                                              $ 326,124     $ 271,512     $ 273,121
-----------------------------------------------------------------------------------------------------------------------------------

Cash received during the year for:
   Interest income                                                                           $ 374,721     $ 452,887     $ 445,411

Cash paid during the year for:
   Interest expense                                                                             83,264       169,895       176,006
   Income taxes                                                                                 46,600        39,842        36,992

Noncash investing activities:
   Loans transferred to held for sale                                                           27,461         2,927             -
   Foreclosed assets received in settlement of loans                                             4,707         1,249           983
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                       32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
NATURE OF BUSINESS
         Whitney Holding Corporation is a Louisiana bank holding company headquartered in New Orleans, Louisiana. Its principal subsidiary is Whitney National Bank (the Bank), which represents virtually all its operations and net income.

         The Bank, which has been in continuous operation since 1883, engages in community banking in its market area stretching across the five-state Gulf Coast region, including southern Louisiana; the Houston, Texas metropolitan area; the coastal region of Mississippi; central and south Alabama; and the panhandle of Florida. The Bank, together with its wholly-owned subsidiary, Whitney Securities L.L.C., offers commercial and retail banking products and services, including trust products and investment services, to the customers in the communities it serves.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS
         Whitney Holding Corporation and its subsidiaries (the Company or Whitney) follow accounting and reporting policies that conform with accounting principles generally accepted in the United States of America and those generally practiced within the banking industry. The following is a summary of the more significant accounting policies.

Basis of Presentation
         The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Whitney reports the balances and results of operations from business combinations accounted for as purchases from the respective dates of acquisition (see Note 3). Certain financial information for prior years has been reclassified to conform to the current year's presentation, including the segregation of information relating to loans held for sale.

         In the first quarter of 2002, Whitney declared a three-for-two split of its common stock that was effective on April 9, 2002. All share and per share data in this annual report give effect to this stock split.

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

         Securities not meeting the criteria to be classified as either trading securities or securities held to maturity are classified as available for sale and are carried at fair value. Net unrealized holding gains or losses are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity.

         Interest and dividend income earned on securities either held to maturity or available for sale are recognized in interest income, including amortization of premiums and accretion of discounts computed using the interest method. Realized gains and losses on sales of these securities are computed based upon specifically identified amortized cost and are reported as a component of noninterest income.

Loans Held for Sale
         Loans originated for sale are carried at the lower of either cost or market value. At times, management may decide to sell loans that were not originated for that purpose. These loans are reclassified as held for sale when that decision is made and also are carried at the lower of cost or market. The cost of such loans at reclassification is their carrying value, which includes remaining principal, deferred fees or costs and the applicable allowance for loan losses.

Loans
         Loans are carried at the principal amounts outstanding net of unearned income. Interest on loans and accretion of unearned income, including deferred loan fees, are computed in a manner that approximates a level rate of return on recorded principal.

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

         A loan is considered impaired when it is probable that all amounts will not be collected as they become due according to the contractual terms of the loan agreement. Generally, impaired loans are accounted for on a nonaccrual basis. The extent of impairment is measured based upon a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan's original effective interest rate or, in the case of certain collateral-dependent loans, the fair value of the underlying collateral. The amount of impairment is included in the allowance for loan losses.

Allowance for Loan Losses
         The allowance for loan losses is maintained at a level that, in the opinion of management, is adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The adequacy of the allowance is evaluated on an ongoing basis. Management considers various sources of information including analyses of specific loans reviewed for impairment, statistics from the internal credit risk rating process, reports on the payment performance of portfolio segments not subject to individual risk ratings, historical loss experience and reports on general and local economic conditions. Management also forms a judgment about the level of accuracy inherent in the evaluation process. Changes in management's evaluation over time are reflected in the provision for loan losses charged to operating expense.

         As actual loan losses are incurred, they are charged against the allowance. Subsequent recoveries are added back to the allowance when collected.

Bank Premises and Equipment
         Bank premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets and over the shorter of the lease terms or the estimated lives of leasehold improvements. Useful lives range principally from fifteen to thirty years for buildings and improvements and from three to ten years for furnishings and equipment, including data processing equipment and software. Additions to bank premises and equipment and major replacements or improvements are capitalized.

Foreclosed Assets and Surplus Property
         Collateral acquired through foreclosure or in settlement of loans and surplus property are reported with other assets in the consolidated balance sheets. With the exception of grandfathered property interests, which are assigned a nominal book value, these assets are recorded at estimated fair value, less estimated selling costs, if this value is lower than the carrying value of the related loan or property asset. The initial reduction in the carrying amount of a loan to the fair value of the collateral received is charged to the allowance for loan losses. Losses arising from the transfer of bank premises and equipment to surplus property are charged to current earnings. Subsequent valuation adjustments for either foreclosed assets or surplus property are also included in current earnings, as are the revenues and expenses associated with managing these assets prior to sale.

Goodwill and Other Intangible Assets
         Whitney has recognized intangible assets in connection with its purchase business combinations. Identifiable intangible assets acquired by the Company have mainly represented the value of the deposit relationships purchased in these transactions. Goodwill represents the purchase price premium over the fair value of the net assets of an acquired business, including identifiable intangible assets.

         Beginning in 2002, goodwill is no longer subject to amortization but is subject to at least an annual assessment for impairment, unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill contained in any reporting unit within a company is less than the goodwill's carrying value. The Company has assigned all goodwill to one reporting unit that represents Whitney's overall banking operations. This reporting unit is the same as the operating segment identified below, and its operations constitute substantially all of the Company's consolidated operations. Impairment losses identified after a transition period that ended in 2002 would be charged to operating expense.

         Identifiable intangible assets with finite lives continue to be amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. If the useful life of an identifiable intangible asset is indefinite, the recorded asset is not amortized but tested for impairment by comparison to its estimated fair value. Unidentifiable intangibles other than goodwill that were recognized in certain earlier banking industry acquisitions not meeting the definition of a business combination also continue to be amortized in accordance with accounting guidance that existed at the acquisition date.

Stock-Based Compensation
         At December 31, 2002, the Company had two incentive compensation plans that incorporate stock-based compensation, as is more fully described in Note
12. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion (APB) No. 25 and related interpretations to measure and recognize stock-based compensation expense. Under this Opinion, Whitney recognizes no compensation expense with respect to fixed awards of stock options. The Company grants options with an exercise price equal to the stock's market price. As such, the options have no intrinsic value on the award date, which is also the measurement date for compensation expense. The compensation expense recognized under APB No. 25 for the Company's restricted stock grants is the same as that determined under SFAS No. 123, as amended.

         The following shows the effect on net income and earnings per share if Whitney had applied the fair value recognition provisions of SFAS No. 123 to measure and recognize stock-based compensation expense for all awards:

-----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                  2002          2001           2000
-----------------------------------------------------------------------------------------------------------------
Net income                                                                  $95,323       $75,820        $72,842
Stock-based compensation expense included in reported net income,
     net of related tax effects                                               3,218         2,442          1,500
Stock-based compensation expense determined under fair value-based
     method for all awards, net of related tax effects                       (6,228)       (4,497)        (3,102)
-----------------------------------------------------------------------------------------------------------------
Pro forma net income                                                        $92,313       $73,765        $71,240
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                      $2.39         $1.92          $1.89
     Basic - pro forma                                                         2.32          1.87           1.85
     Diluted - as reported                                                     2.38          1.90           1.89
     Diluted - pro forma                                                       2.30          1.85           1.85
-----------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options awarded during the year                $7.91         $6.40          $5.43
-----------------------------------------------------------------------------------------------------------------

         The fair values of the stock options were estimated as of the grant dates using the Black-Sholes option-pricing model. The Company made the following significant assumptions in applying the option-pricing model: (a) an expected annualized volatility for Whitney's common stock of 25.25% in 2002, 24.17% in 2001, and 23.43% in 2000; (b) an average option life of seven years before exercise; (c) an expected annual dividend yield of 3.44% in 2002, 3.64% in 2001, and 4.20% in 2000; and (d) a weighted-average risk-free interest rate of 4.94% in 2002, 5.28% in 2001, and 6.30% in 2000.

Income Taxes
         The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method. Under this method the expected tax consequences of temporary differences that arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either deferred tax liabilities to be settled in the future or deferred tax assets that will be realized as a reduction of future taxes payable. Currently enacted tax rates and laws are used to calculate the expected tax consequences. Valuation allowances are established against deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the assets will not be realized.

Earnings Per Share
         Basic earnings per share is computed by dividing income applicable to common shares (net income in all periods presented) by the weighted-average number of common shares outstanding for the applicable period. Shares outstanding are adjusted for restricted shares issued to employees under the long-term incentive compensation plan and for certain shares that will be issued under the directors' compensation plan. Diluted earnings per share is computed using the weighted-average number of shares outstanding increased by the number of restricted shares in which employees would vest based on current performance and by the number of additional shares that would have been issued if potentially dilutive stock options were exercised, each as determined using the treasury stock method.

Statements of Cash Flows
         The Company considers only cash on hand and balances due from financial institutions as cash and cash equivalents for purposes of the consolidated statements of cash flows.

Operating Segment Disclosures
         Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about a company's operating segments using a "management approach." Reportable segments are identified in this statement as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. Consistent with its stated strategy that is focused on providing a consistent package of community banking products and services throughout a coherent market area, Whitney has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

Other
         Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the consolidated balance sheets. Generally, certain minor sources of income are recorded on a cash basis, which does not differ materially from the accrual basis.

Recent Pronouncements
         In late 2002 and early 2003 the Financial  Accounting  Standards  Board
(FASB) issued two interpretations of existing accounting principles. FASB Interpretation (FIN) No. 45 elaborated on disclosures an entity should make about its obligations under certain guarantees and clarified that a guarantor should recognize a liability for the fair value of the obligations when a guarantee is first issued. The only significant guarantees issued by Whitney that are subject to the guidance in FIN No. 45 are its standby letters or credit. Note 14 provides information, including the FIN No. 45 disclosures, on these and other guarantees and off-balance-sheet financial instruments. The requirement to recognize a liability is effective for those guarantees issued or modified beginning in 2003. Based on the current level and type of guarantees issued, this requirement should have no significant impact on the Company's financial position or results of operations.

         FIN No. 46 was issued in response to perceived weaknesses in the accounting for special-purpose entities, in particular the possibility that a controlling financial interest in such an entity might not result in consolidation of the entity with the holder of the interest. The specific entities to which FIN No. 46 refers are called "variable interest entities," and the interpretation explains how to identify a variable interest entity and how an enterprise should assess its interest in such an entity to decide whether consolidation is appropriate. Whitney has no interests that would fall under the guidance of FIN No. 46.

         SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under this accounting standard, goodwill is no longer amortized, although amortization continued for existing goodwill through the end of 2001. Beginning in 2002, goodwill is subject to at least an annual assessment for impairment. In transitioning to the this new guidance, the Company was required to assess during 2002 whether there was an indication that goodwill in its reporting unit was impaired at the date of adoption. See Note 9 for the results of this transitional assessment. Impairment losses identified after the transition period are charged to operating expense.

         Under SFAS No. 142, identifiable intangible assets that have finite lives continue to be amortized over their estimated useful lives to their estimated residual values, if any. They are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         When SFAS No. 142 was issued, questions arose concerning the continued appropriateness of the accounting for unidentifiable intangible assets that had been recognized in certain banking-industry acquisitions under existing accounting principles. SFAS No. 147, "Acquisitions of Certain Financial Institutions," which was issued in October 2002, brought all acquisitions completed after October 1, 2002, except for transactions between mutual enterprises, under the guidance of SFAS No 141, "Business Combinations," and SFAS No. 142. It also required reclassification to goodwill of any unidentifiable intangible asset that was acquired in a business combination. If an unidentifiable intangible asset was recognized in the purchase of net assets and activities that did not constitute a business, it was not reclassified to goodwill and continues to be amortized in accordance with the previous guidance. Implementing SFAS

No. 147 did not impact Whitney's accounting for unidentifiable intangibles.

         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued in December 2002, mainly to provide alternative methods of transition for entities that elect to change to the fair value method of accounting for stock-based compensation that was introduced with SFAS No. 123. The standard also required prominent disclosure, in both annual and interim financial information, of how an entity's accounting policy decision with respect to stock-based compensation impacts reported net income. Whitney's accounting policy for stock-based compensation and its impact on reported net income are discussed above in the section on Stock-Based Compensation.

NOTE 3
MERGERS AND ACQUISITIONS
         Whitney entered into no business combinations during 2002. Information about mergers and acquisitions in the two preceding years follows.

Purchase Transactions
         In October, 2001, Whitney purchased Redstone Financial, Inc. and one of its subsidiary banks, Northwest Bank, N.A., for cash of approximately $34 million. Northwest Bank had two offices in Houston, Texas with approximately $170 million in total assets, including $74 million in loans, and $145 million in deposits. Applying purchase accounting to this transaction, the Company recorded approximately $25 million in intangible assets, with $7.5 million assigned to the value of deposit relationships with an eight-year life and the remainder to goodwill.

         During 2000, Whitney completed two business acquisitions, both of which were accounted for as purchases. In mid-February 2000, Bank of Houston was acquired for cash of $58 million. At acquisition, Bank of Houston had $180 million in assets, including $44 million in loans, and $142 million in deposits at its two locations in the metropolitan Houston area. In early November 2000, the Company purchased First Ascension Bancorp, Inc. and its subsidiary, First National Bank of Gonzales, which had $90 million in total assets, including $60 million in loans, and $77 million in deposits in four locations in Ascension Parish, Louisiana. The Company issued 970,893 shares of common stock in this transaction that was valued at approximately $22 million. Intangible assets acquired in these transactions totaled $59 million, with $12 million assigned to the value of deposit relationships with an estimated life of approximately nine years and $47 million to goodwill.

         The Company's financial statements include the results from these acquired operations since the respective acquisition dates. The pro forma impact of these acquisitions on Whitney's results of operations is insignificant. All acquired banking operations have been merged into Whitney National Bank.

Poolings of Interests
         In January 2001, Whitney completed two acquisitions that were accounted for as poolings of interests: American Bank in Houston, Texas (American) and Prattville Financial Services Corporation (PFSC), whose principal subsidiary was Bank of Prattville. American had five locations in the Houston area with $275 million in total assets and $247 million in deposits. American shareholders received 2,722,485 shares in this transaction. Bank of Prattville had approximately $160 million in total assets and $136 million of deposits in its three locations in the metropolitan area of Montgomery, Alabama. The Company exchanged 1,590,205 shares of its common stock in this transaction. Prior period financial statements were restated to reflect the balances and operating results of these pooled entities.

NOTE 4
INVESTMENT IN SECURITIES
         Summary information about securities available for sale and securities held to maturity follows:

------------------------------------------------------------------------------------------------------------
                                       Securities Available for Sale
------------------------------------------------------------------------------------------------------------
                                                   Amortized       Unrealized     Unrealized         Fair
(dollars in thousands)                                Cost            Gains        (Losses)          Value
------------------------------------------------------------------------------------------------------------
December 31, 2002
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       $1,128,912         $28,363         $     -      $1,157,275
U.S. agency securities                              354,173           9,845               -         364,018
U.S. Treasury securities                            158,075           6,010               -         164,085
Obligations of states and political
  subdivisions                                       32,942           1,521               -          34,463
Other securities                                     53,378             372               -          53,750
------------------------------------------------------------------------------------------------------------
    Total                                        $1,727,480         $46,111         $     -      $1,773,591
------------------------------------------------------------------------------------------------------------
December 31, 2001
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       $  827,623         $ 5,616         $(3,221)     $  830,018
U.S. agency securities                              444,302          10,335            (254)        454,383
U.S. Treasury securities                             61,799           2,471             (28)         64,242
Obligations of states and political
  subdivisions                                       39,782             592            (203)         40,171
Other securities                                     51,258             455               -          51,713
------------------------------------------------------------------------------------------------------------
    Total                                        $1,424,764         $19,469         $(3,706)     $1,440,527
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                        Securities Held to Maturity
------------------------------------------------------------------------------------------------------------
                                                   Amortized       Unrealized     Unrealized         Fair
(dollars in thousands)                                Cost            Gains        (Losses)          Value
------------------------------------------------------------------------------------------------------------
December 31, 2002
------------------------------------------------------------------------------------------------------------
U.S. agency securities                           $   32,847         $ 1,108        $      -       $  33,955
U.S. Treasury securities                             10,323             292               -          10,615
Obligations of states and political
  subdivisions                                      158,937           6,316            (317)        164,936
------------------------------------------------------------------------------------------------------------
    Total                                        $  202,107         $ 7,716        $   (317)      $ 209,506
------------------------------------------------------------------------------------------------------------
December 31, 2001
------------------------------------------------------------------------------------------------------------
U.S. agency securities                           $   40,032         $ 1,551        $      -       $  41,583
U.S. Treasury securities                             30,911             738               -          31,649
Obligations of states and political
  subdivisions                                      120,870           2,252            (642)        122,480
------------------------------------------------------------------------------------------------------------
    Total                                        $  191,813         $ 4,541        $   (642)      $ 195,712
------------------------------------------------------------------------------------------------------------

         The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity. Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals.

-------------------------------------------------------------------------
                     Securities Available for Sale
-------------------------------------------------------------------------
                                             Amortized           Fair
(dollars in thousands)                          Cost             Value
-------------------------------------------------------------------------
December 31, 2002
-------------------------------------------------------------------------
Within one year                             $  194,165        $  197,532
One to five years                              322,577           335,636
Five to ten years                               27,955            28,787
After ten years                                  3,003             3,121
-------------------------------------------------------------------------
Debt securities with single maturities         547,700           565,076
Mortgage-backed securities                   1,128,912         1,157,275
Equity and other debt securities                50,868            51,240
-------------------------------------------------------------------------
    Total                                   $1,727,480        $1,773,591
-------------------------------------------------------------------------

-------------------------------------------------------------------------
                      Securities Held to Maturity
-------------------------------------------------------------------------
                                             Amortized           Fair
(dollars in thousands)                          Cost             Value
-------------------------------------------------------------------------
December 31, 2002
-------------------------------------------------------------------------
Within one year                               $ 52,102          $ 53,565
One to five years                               32,007            33,894
Five to ten years                               57,973            61,361
After ten years                                 60,025            60,686
-------------------------------------------------------------------------
    Total                                     $202,107          $209,506
-------------------------------------------------------------------------

         The expected maturity of a security may differ from its contractual maturity, particularly for certain U.S. agency securities and obligations of states and political subdivisions, because of the exercise of call options.

         Securities with carrying values of $867 million and $987 million at December 31, 2002 and 2001, respectively, were sold under repurchase agreements, pledged to secure public deposits and trust deposits or pledged for other purposes. In these totals were $84 million in 2002 and $78 million in 2001 for securities pledged at the Federal Reserve discount window in connection with the Company's overall contingency funding plans.

NOTE 5
LOANS

         The composition of the Company's loan portfolio follows:

                                                                                  December 31
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                 2002                       2001
----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                        $1,917,859       43.0%      $1,852,497       41.2%
Real estate loans - commercial and other                       1,584,099       35.6        1,576,817       35.1
Real estate loans - retail mortgage                              638,703       14.3          761,355       16.9
Loans to individuals                                             314,751        7.1          304,416        6.8
----------------------------------------------------------------------------------------------------------------
    Total                                                     $4,455,412      100.0%      $4,495,085      100.0%
----------------------------------------------------------------------------------------------------------------

         The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties carry substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility when originated. An analysis of the changes in loans to related parties during 2002 follows:

--------------------------------------------------------------------------
(dollars in thousands)                                               2002
--------------------------------------------------------------------------
Beginning balance                                                 $42,798
Additions                                                          62,934
Repayments                                                        (63,790)
Net increase from changes in related parties                       17,564
--------------------------------------------------------------------------
Ending balance                                                    $59,506
--------------------------------------------------------------------------

         Outstanding unfunded commitments and letters of credit to related parties totaled $85 million and $39 million at December 31, 2002 and 2001, respectively.

NOTE 6
ALLOWANCE FOR LOAN LOSSES
         A summary analysis of changes in the allowance for loan losses follows:

                                                                           Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               2002              2001             2000
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                     $ 71,633          $ 61,017         $ 47,543
Allowance acquired in bank purchases                                    -             1,196            2,388
Allowance on loans transferred to held for sale                      (895)             (651)               -
Provision for loan losses                                           7,500            19,500           12,690
Loans charged off                                                 (17,211)          (15,502)          (8,481)
Recoveries                                                          5,088             6,073            6,877
-------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                 (12,123)           (9,429)          (1,604)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                           $ 66,115          $ 71,633         $ 61,017
-------------------------------------------------------------------------------------------------------------

NOTE 7
IMPAIRED LOANS,  NONPERFORMING  LOANS,  FORECLOSED  ASSETS AND SURPLUS  PROPERTY
         Information on loans evaluated for possible impairment losses follows:

                                                                                           December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 2002             2001
-------------------------------------------------------------------------------------------------------------
Impaired loans at year end
  Requiring a loss allowance                                                        $24,852          $22,141
  Not requiring a loss allowance                                                      6,265            2,504
-------------------------------------------------------------------------------------------------------------
Total recorded investment in impaired loans                                         $31,117          $24,645
-------------------------------------------------------------------------------------------------------------
Total impairment loss allowance required at year end                                $10,084           $8,607
-------------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans during the year                       $29,172          $22,478
-------------------------------------------------------------------------------------------------------------

         The following is a summary of nonperforming loans and foreclosed assets and surplus property:

                                                                                             December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 2002             2001
-------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis                                           $37,959          $33,412
Restructured loans                                                                      336              383
-------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                           $38,295          $33,795
-------------------------------------------------------------------------------------------------------------
Total foreclosed assets and surplus property                                         $3,854             $991
-------------------------------------------------------------------------------------------------------------

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

                                                                              Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               2002              2001             2000
-------------------------------------------------------------------------------------------------------------
Contractual interest                                              $ 3,394           $ 2,752          $ 1,927
Interest recognized                                                 1,119               945            2,586
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in reported interest income                   $(2,275)          $(1,807)         $   659
-------------------------------------------------------------------------------------------------------------

         The Bank and a subsidiary own a variety of property interests that it acquired in routine banking transactions generally before 1933. No ready market for these assets existed when they were initially acquired; and, as was general banking practice at the time, they were written down to a nominal value. The property includes ownership interests in scattered undeveloped acreage, various mineral interests, and a few commercial and residential sites primarily in southeast Louisiana.

         The revenues and direct expenses related to these grandfathered property interests that are included in the statements of income follow:

                                                                              Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               2002              2001             2000
-------------------------------------------------------------------------------------------------------------
Revenues                                                             $983            $1,365           $1,314
Direct expenses                                                       154               211               41
-------------------------------------------------------------------------------------------------------------

NOTE 8
BANK PREMISES AND EQUIPMENT
         An analysis of bank premises and equipment by asset classification follows:

                                                                                           December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 2002             2001
-------------------------------------------------------------------------------------------------------------
Land                                                                               $ 36,483         $ 39,861
Buildings and improvements                                                          171,903          175,326
Furnishings and equipment                                                           100,764          107,191
-------------------------------------------------------------------------------------------------------------
                                                                                    309,150          322,378
Accumulated depreciation                                                           (157,530)        (154,959)
-------------------------------------------------------------------------------------------------------------
Total bank premises and equipment                                                  $151,620         $167,419
-------------------------------------------------------------------------------------------------------------

         Provisions for depreciation included in noninterest expense were as follows:

                                                                               Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               2002              2001             2000
-------------------------------------------------------------------------------------------------------------
Buildings and improvements                                        $ 6,794           $ 7,099          $ 6,672
Furnishings and equipment                                           8,542            12,102           13,586
-------------------------------------------------------------------------------------------------------------
Total depreciation expense                                        $15,336           $19,201          $20,258
-------------------------------------------------------------------------------------------------------------

         At December 31, 2002, the Bank was obligated under a number of noncancelable operating leases. Certain of these leases have escalation clauses and renewal options. Total rental expense, net of immaterial sublease rentals, was $4.0 million in 2002, $3.8 million in 2001, and $3.9 million in 2000.

         As of December 31, 2002, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows:

(dollars in thousands)
------------------------------------------------
2003                                    $ 3,629
2004                                      3,561
2005                                      3,462
2006                                      2,894
2007                                      2,401
Later years                              11,749
------------------------------------------------
Total                                   $27,696
------------------------------------------------

NOTE 9
GOODWILL AND OTHER INTANGIBLE ASSETS
         Intangible assets consist of identifiable intangibles, such as the value of deposit relationships; goodwill acquired in business combinations accounted for as purchases; and unidentifiable intangibles acquired in certain banking-industry transactions that did not meet the criteria for business combinations.

         As is discussed in Note 2, the accounting for goodwill and other intangible assets is now governed by SFAS No. 142, "Goodwill and Other Intangible Assets," that was issued in June 2001. Under this standard, there is no goodwill amortization in 2002 and later years.

         Beginning in 2002, goodwill must be tested for impairment at least annually. No indication of goodwill impairment was identified in either the preliminary initial assessment required by SFAS No. 142 or in the first annual assessment as of September 30, 2002.

         Identifiable intangible assets with finite lives continue to be amortized under SFAS No. 142. The Company's only significant identifiable intangible assets reflect the value of deposit relationships, all of which have finite lives. Remaining lives ranged from five to seven years at December 31, 2002. The weighted-average remaining life of identifiable intangible assets was approximately six years. Unidentifiable intangible assets are being amortized over a remaining life of approximately five years.

         The carrying value of intangible assets subject to amortization was as follows:

----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                         December 31, 2002                    December 31, 2001
----------------------------------------------------------------------------------------------------------------
                                     Purchase    Accumulated   Carrying    Purchase    Accumulated   Carrying
                                       Value    Amortization    Value        Value    Amortization    Value
----------------------------------------------------------------------------------------------------------------
Deposit relationships and other
  identifiable intangibles            $37,261     $16,591      $20,670      $37,261     $12,458      $24,803
Unidentifiable intangibles             11,321       3,184        8,137       11,321       1,471        9,850
----------------------------------------------------------------------------------------------------------------
  Total                               $48,582     $19,775      $28,807      $48,582     $13,929      $34,653
----------------------------------------------------------------------------------------------------------------

         Amortization of intangible assets included in noninterest expense was as follows:

                                                                                      Years Ended December 31
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                           2002         2001         2000
----------------------------------------------------------------------------------------------------------------
Deposit relationships and other identifiable intangibles                       $4,133       $3,352       $2,681
Unidentifiable intangibles                                                      1,713          453          453
Goodwill                                                                            -        3,625        2,893
----------------------------------------------------------------------------------------------------------------
  Total amortization                                                           $5,846       $7,430       $6,027
----------------------------------------------------------------------------------------------------------------

         Approximately $2.5 million of the goodwill amortization in 2001 was not deductible for income tax purposes. The balance of goodwill that will not generate future tax deductions was $60 million at December 31, 2002.

         The following shows estimated amortization expense for the five succeeding years calculated based on current amortization schedules.

(dollars in thousands)
------------------------------------
2003                         $5,332
2004                          5,152
2005                          5,113
2006                          5,107
2007                          4,419
------------------------------------

         The following table shows net income and earnings per share adjusted to show the impact of the elimination of goodwill amortization.

                                                                                      Years Ended December 31
----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                    2002         2001         2000
----------------------------------------------------------------------------------------------------------------
Net income                                                                    $95,323      $75,820      $72,842
Eliminate goodwill amortization, net of tax                                         -        3,227        2,495
----------------------------------------------------------------------------------------------------------------
   Adjusted net income                                                        $95,323      $79,047      $75,337
----------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                        $2.39        $1.92        $1.89
Effect of eliminating goodwill amortization                                         -          .08          .07
----------------------------------------------------------------------------------------------------------------
   Adjusted basic earnings per share                                            $2.39        $2.00        $1.96
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                      $2.38        $1.90        $1.89
Effect of eliminating goodwill amortization                                         -          .08          .06
----------------------------------------------------------------------------------------------------------------
   Adjusted diluted earnings per share                                          $2.38        $1.98        $1.95
----------------------------------------------------------------------------------------------------------------

NOTE 10
SHORT-TERM BORROWINGS
         Short-term borrowings consisted of the following:

                                                                                                 December 31
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                       2002          2001
----------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                           $349,305      $371,416
Federal funds purchased                                                                    64,886       100,101
Treasury Investment Program                                                                39,224        40,000
----------------------------------------------------------------------------------------------------------------
  Total short-term borrowings                                                            $453,415      $511,517
----------------------------------------------------------------------------------------------------------------

         The Bank has the ability to exercise legal authority over the securities that serve as collateral for the securities sold under repurchase agreements. The estimated fair value and carrying value of securities sold under repurchase agreements at December 31, 2002, by term of the underlying borrowing agreement, were as follows:

                                                                                                          Up to
(dollars in thousands)                                                                  Overnight        30 days
----------------------------------------------------------------------------------------------------------------
December 31, 2002
----------------------------------------------------------------------------------------------------------------
Fair and carrying value:
U.S. agency securities                                                                   $271,306          $341
U.S. Treasury securities                                                                   78,454             -
----------------------------------------------------------------------------------------------------------------
  Total fair and carrying value                                                          $349,760          $341
----------------------------------------------------------------------------------------------------------------
Outstanding borrowings                                                                   $348,965          $340
----------------------------------------------------------------------------------------------------------------

         Additional   information   about   securities  sold  under   repurchase
agreements follows:

----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                      2002          2001
----------------------------------------------------------------------------------------------------------------
Average effective yield on December 31                                                       .52%          .68%
----------------------------------------------------------------------------------------------------------------
Average for the year
  Effective yield                                                                            .71%         2.67%
  Balance                                                                               $352,603      $396,664
----------------------------------------------------------------------------------------------------------------
Maximum month-end outstanding                                                           $403,775      $435,319
----------------------------------------------------------------------------------------------------------------

         Additional information about federal funds purchased follows:

----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                      2002          2001
----------------------------------------------------------------------------------------------------------------
Average effective yield on December 31                                                       .75%         1.27%
----------------------------------------------------------------------------------------------------------------
Average for the year
  Effective yield                                                                           1.51%         3.84%
  Balance                                                                                $69,249      $ 91,548
----------------------------------------------------------------------------------------------------------------
Maximum month-end outstanding                                                            $95,397      $114,977
----------------------------------------------------------------------------------------------------------------

         Under the Treasury Investment Program, temporary excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate. Repayment of these borrowed funds can be demanded at any time. The Company limited its participation to $40 million and has pledged securities with a comparable value as collateral for borrowings under this program.

NOTE 11
EMPLOYEE BENEFIT PLANS
Retirement Plans

         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees. The benefits are based on an employee's total years of service and his or her highest five-year level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. No funding was required and no contributions were made in any of the three years ended December 31, 2002.

         The following table details the changes both in the actuarial present value of the pension benefit obligation and in the plan's assets for the years ended December 31, 2002 and 2001. The table also shows the funded status of the plan at each year end and identifies amounts recognized and unrecognized in the Company's consolidated balance sheets.

---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                  2002              2001
---------------------------------------------------------------------------------------------------------------
Benefit obligation, beginning of year                                               $ 77,734          $ 74,706
Service cost for benefits                                                              3,893             3,020
Interest cost on benefit obligation                                                    5,451             4,843
Net actuarial (gain) loss                                                              9,124            (1,117)
Benefits paid                                                                         (4,211)           (3,718)
---------------------------------------------------------------------------------------------------------------
Benefit obligation, end of year                                                       91,991            77,734
---------------------------------------------------------------------------------------------------------------
Plan assets at fair value, beginning of year                                          94,822           100,039
Actual return on plan assets                                                          (5,560)           (1,181)
Benefits paid                                                                         (4,211)           (3,718)
Plan expenses                                                                           (315)             (318)
---------------------------------------------------------------------------------------------------------------
Plan assets at fair value, end of year                                                84,736            94,822
---------------------------------------------------------------------------------------------------------------
Benefit obligation (in excess of) less than plan assets,
     end of year                                                                      (7,255)           17,088
Unrecognized net actuarial (gains) losses                                             12,137           (10,065)
Unrecognized net implementation asset                                                   (283)             (689)
Unrecognized prior service cost resulting
     from plan amendments                                                               (631)             (956)
---------------------------------------------------------------------------------------------------------------
Prepaid pension asset                                                               $  3,968          $  5,378
---------------------------------------------------------------------------------------------------------------

         The Company recognized a net pension expense in 2002 and a net pension benefit in each of the two previous years. The components of the net pension expense or benefit were as follows:

--------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                2002              2001             2000
--------------------------------------------------------------------------------------------------------------
Service cost for benefits during the period                        $ 3,893           $ 3,020          $ 3,458
Interest cost on benefit obligation                                  5,451             4,843            4,905
Expected return on plan assets                                      (7,421)           (7,857)          (8,002)
Amortization of:
     Unrecognized net actuarial gains                                    -            (1,149)            (999)
     Unrecognized net implementation asset                            (405)             (405)            (405)
     Unrecognized prior service cost                                  (108)             (124)            (124)
--------------------------------------------------------------------------------------------------------------
 Net pension expense (benefit)                                     $ 1,410          $ (1,672)         $(1,167)
--------------------------------------------------------------------------------------------------------------

         The weighted-average discount rate used in determining the actuarial present value of the pension benefit obligation was 6.50% for 2002, 6.75% for 2001 and 7.25% for 2000. For all periods presented, the Company assumed an 8% expected long-term rate of return on plan assets and an annual rate of increase in future compensation levels of 4%.

         The pension plan held 257,200 shares of Whitney common stock at December 31, 2002, 322,200 shares at December 31, 2001, and 329,700 at December 31, 2000.

         Whitney also has a nonqualified defined benefit plan that provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan's formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. At December 31, 2002, the actuarial present value of the excess benefit obligation was $4.4 million and the recorded accrued pension liability was $3.6 million. The net pension expense for the excess benefit plan was approximately $.6 million in 2002 and 2001 and $.5 million in 2000.

         Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees. Beginning in 2001, the matching percentage increased to 4%. Through 2000, the Company annually matched the savings of each participant up to 3% of his or her compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions, including those made by pooled entities with comparable plans, was approximately $2.7 million in 2002, $2.5 million in 2001 and $1.9 million in 2000.

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

         The net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was $8.1 million at December 31, 2002 and $7.6 million at December 31, 2001. The net periodic postretirement benefit expense was approximately $1.1 million for 2002 and 2001 and $.7 million for 2000. This expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. No component was individually significant for any period reported.

         For the actuarial calculation of its postretirement benefit obligations at December 31, 2002, 2001 and 2000, the Company assumed annual health care cost increases beginning at 10.00%, 11.00% and 7.20%, respectively, with each decreasing to a 5.00% rate over a four to seven year period. Discount rates of 6.50% in 2002, 6.75% in 2001 and 7.25% in 2000 were used in determining the present value of benefit obligations at the end of each period. A 1% rise in the assumed health care cost trend rates would increase the accumulated benefit obligation by approximately $1.7 million and the periodic net benefit expense by approximately $310,000. A 1% fall in these trend rates would decrease the accumulated benefit obligation by $1.4 million and the periodic net benefit expense by $260,000.

NOTE 12
STOCK-BASED COMPENSATION
         Whitney maintains two incentive compensation plans that incorporate stock-based compensation, the long-term incentive plan (LTIP) for key employees and the directors' compensation plan. Each of these plans has been approved by the Company's shareholders. The Compensation Committee of the Board of Directors administers the LTIP, designates who will participate and authorizes the awarding of grants. Under this plan, participants may receive stock options, restricted stock subject to a vesting period, performance shares, phantom shares and stock appreciation rights. To date, the Company has awarded only stock options and restricted stock. The Company may issue up to 7% of its outstanding common shares in connection with LTIP awards. The directors' compensation plan provides for the annual award of stock grants and stock options to each nonemployee director. Under this plan, Whitney is authorized to issue an aggregate number of common shares not exceeding 3% of the Company's outstanding shares but in no event more than 1,125,000 shares. At December 31, 2002, future awards covering the issuance of 607,481 shares could be made under the LTIP and 1,045,950 shares under the directors' plan.

         The following schedule summarizes the stock grants awarded under these plans during 2002, 2001 and 2000:

----------------------------------------------------------------
(dollars in thousands)             Initial         Market Value
                                   Shares           of Award on
    Year      Plan                 Awarded           Grant Date
----------------------------------------------------------------
    2002      Employee             137,775             $4,666
              Director               6,750                208
    2001      Employee             123,300              3,436
              Director               6,300                196
    2000      Employee             117,750              2,909
              Director               6,300                145
----------------------------------------------------------------

         Employees forfeit their shares if they terminate employment within three years of the award date and they are prohibited from transferring or otherwise disposing of the shares during this period. In addition, the employee grants are subject to adjustment based on the Company's performance, as measured by its return on assets and return on equity over the restriction period, in relation to that of a designated peer group. Depending on the performance adjustment, the actual number of shares that vest can range from 0% to 200% of the initial grants. All restrictions on employee shares would lapse upon a change in control of the Company. The directors' shares are awarded without any significant restrictions and are not subject to future adjustment.

         The Company initially measures the compensation expense related to a stock grant as the market value of the shares awarded on the grant date. This expense is recognized ratably over the restriction period, if any. Adjustments are made for forfeitures as they occur. The Company periodically re-measures compensation expense for grants for changes both in the estimate of the shares to which employees will ultimately become entitled and in the market value of Whitney's stock. Differences from previous compensation expense measurements are recognized prospectively over the remaining restriction periods. Compensation expense related to common stock awards was $5.0 million in 2002, $3.8 million in 2001, and $2.5 million in 2000.

         The following table summarizes stock option activity under the LTIP and under the directors' compensation plan for each of the three years in the period ended December 31, 2002. The exercise price for all options is set at the market price on the grant date. All options are fully exercisable six months after the grant date and expire after ten years.

--------------------------------------------------------------------------------------------------------------
                                                          LTIP                           Directors
--------------------------------------------------------------------------------------------------------------
                                                                  Weighted-                         Weighted-
                                                                   Average                           Average
                                                                   Exercise                          Exercise
                                                   Number           Price            Number            Price
--------------------------------------------------------------------------------------------------------------
Outstanding at
     December 31, 1999                            942,608           $26.78           132,000           $24.88
     Options granted                              309,177            24.77            21,000            22.96
     Options exercised                            (10,651)           15.93                 -                -
     Options forfeited                            (58,887)           29.30                 -                -
--------------------------------------------------------------------------------------------------------------
Outstanding at
     December 31, 2000                          1,182,247            26.22           153,000            24.61
     Options granted                              335,812            27.87            21,000            31.12
     Options exercised                            (77,144)           21.38            (1,500)           20.33
     Options forfeited                            (19,500)           30.15                 -                -
--------------------------------------------------------------------------------------------------------------
Outstanding at
     December 31, 2001                          1,421,415            26.82           172,500            25.44
     Options granted                              388,825            33.87            45,000            30.79
     Options exercised                           (237,193)           23.09            (6,000)           27.84
     Options forfeited                             (9,825)           30.30                 -                -
--------------------------------------------------------------------------------------------------------------
Outstanding and exercisable at
     December 31, 2002                          1,563,222           $29.12           211,500           $26.51
--------------------------------------------------------------------------------------------------------------

         The following table summarizes certain information about the stock options outstanding under these plans at December 31, 2002:

-----------------------------------------------------------------------------------------------------------------
                                                                                  Weighted-
                                                               Number of           Average         Weighted-
Range of                                                        Shares            Years to          Average
Exercise Prices                                               Under Option       Expiration     Exercise Price
-----------------------------------------------------------------------------------------------------------------
$12.95-$19.25                                                    96,407              2.1            $18.31
$20.00-$24.79                                                   340,509              6.2             23.15
$26.21-$28.29                                                   676,231              6.7             27.72
$30.79-$36.67                                                   661,575              8.2             34.36
-----------------------------------------------------------------------------------------------------------------
$12.95-$36.67                                                 1,774,722              6.9            $28.81
-----------------------------------------------------------------------------------------------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," established a fair value-based method of accounting for stock-based compensation, including the award of stock options. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. The impact of this election is discussed in Note 2.

NOTE 13
REGULATORY MATTERS
Regulatory Capital Requirements
         Measures of regulatory capital are an important tool used by regulators to monitor the financial health of insured financial institutions. The primary quantitative measures used by regulators to gauge capital adequacy are the ratio of Tier 1 regulatory capital to average total assets, also known as the leverage ratio, and the ratios of total and Tier 1 regulatory capital to risk-weighted assets. The regulators define the components and computation of each of these ratios. The minimum capital ratios for both the Company and the Bank are generally 4% leverage, 8% total capital and 4% Tier 1 capital. However, regulators may set higher capital requirements for an individual institution when particular circumstances warrant.

         The  actual   capital   amounts   and  ratios  and  the   minimum   and
well-capitalized required capital amounts for the Company and the Bank are presented in the following tables:

-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             Actual                             Well-
December 31, 2002                                             Amount       Ratio      Minimum(a)   Capitalized(b)
-----------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                               $672,408        9.76%      $275,470           (c)
      Bank                                                   550,041        8.00        275,115        $343,894
-----------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
      Company                                                738,523       13.93        424,141           (c)
      Bank                                                   616,156       11.64        423,490         529,363
-----------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk-Weighted Assets):
      Company                                                672,408       12.68        212,071           (c)
      Bank                                                   550,041       10.39        211,745         317,618
-----------------------------------------------------------------------------------------------------------------
December 31, 2001
-----------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                               $604,179        8.72%      $277,245           (c)
      Bank                                                   536,597        7.75        276,982        $346,227
-----------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
      Company                                                668,057       13.09        408,198           (c)
      Bank                                                   600,363       11.79        407,472         509,340
-----------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk-Weighted Assets):
      Company                                                604,179       11.84        204,099           (c)
      Bank                                                   536,597       10.54        203,736         305,604
-----------------------------------------------------------------------------------------------------------------
(a) Minimum capital required for capital adequacy purposes.
(b) Capital required for well-capitalized status.
(c) Not applicable.

         To evaluate capital adequacy, regulators compare an institution's regulatory capital ratios with their agency guidelines as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward insured institutions. In reaching an overall conclusion on capital adequacy or assigning an appropriate classification under the uniform framework, regulators must also consider other subjective and quantitative assessments of risk associated with the institution. Regulators will take certain mandatory as well as possible additional discretionary actions against institutions they judge to be inadequately capitalized. These actions could materially impact the institution's financial position and results of operations.

         Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its total capital, Tier 1 capital and leverage ratios must be at least 10%, 6% and 5%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 2002 and 2001, the Bank was categorized as well-capitalized, and there have been no events since December 31, 2002 that management believes would cause this status to change.

Other Regulatory Matters
         Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank may distribute to the Company. As of December 31, 2002, the Bank had paid to the Company, with prior regulatory approval, approximately $81 million in dividends in excess of these limits. As a result, the Bank will be required to seek continuing approval to declare future dividends until it reestablishes dividend capacity under those provisions. This should not impair the Company's ability to declare regular quarterly dividends. The Company had approximately $128 million in cash and demand notes from the Bank available at the end of 2002 to provide liquidity for future dividend payments and other corporate purposes.

         Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral. The Bank made no loans to the Company during 2002 and 2001.

         Banks are required to maintain currency and coin or a noninterest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. During 2002 as in 2001, the Bank covered its reserve maintenance requirement with balances of coin and currency.

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

         Commitments under loan facilities, including credit card and related lines, obligate the Bank to make loans to customers as long as there is no violation of the conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Substantially all of the letters of credit and similar financial guarantees are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' commercial or public financing arrangements and to help customers demonstrate the financial capacity required to obtain essential goods and services, such as insurance services. The majority of standby letters of credit at year-end 2002 have a term of one year or less.

         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. Because loan commitments and financial guarantees may, and many times do, expire without being drawn upon, however, the contractual amounts should not be understood to represent actual future funding requirements. The Bank follows its standard credit policies in making loan commitments and financial guarantees and requires collateral support if warranted. The collateral required could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property. Approximately $160 million of outstanding letters of credit and similar guarantees were issued without specific collateral support.

         A summary of off-balance-sheet financial instruments follows:

                                                                                                December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                    2002              2001
-----------------------------------------------------------------------------------------------------------------
Commitments to extend credit                                                        $1,532,160        $1,305,091
Letters of credit and similar financial guarantees written                             263,220           161,525
Credit card and related lines                                                          338,463           303,262
-----------------------------------------------------------------------------------------------------------------

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

         Off-balance-sheet financial instruments - Off-balance-sheet financial instruments include commitments to extend credit, letters of credit and other financial guarantees. The fair values of such instruments are estimated using fees currently charged for similar arrangements in the market, adjusted for changes in terms and credit risk as appropriate. The estimated fair values of these instruments are not material.

         The estimated fair values of the Company's financial instruments follow:

                                                        December 31, 2002                December 31, 2001
-----------------------------------------------------------------------------------------------------------------
                                                    Carrying          Fair             Carrying          Fair
(dollars in thousands)                               Amount           Value             Amount           Value
-----------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and short-term investments                 $  330,451       $  330,451        $  766,420       $  766,420
  Investment in securities                         1,975,698        1,983,097         1,632,340        1,636,239
  Loans held for sale                                 65,572           67,534            59,453           59,453
  Loans, net                                       4,389,297        4,429,790         4,423,452        4,483,053
LIABILITIES:
  Deposits                                         5,782,879        5,790,908         5,950,160        5,964,834
  Short-term borrowings                              453,415          453,415           511,517          511,517
-----------------------------------------------------------------------------------------------------------------

NOTE 16
CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition, results of operations or cash flows.

NOTE 17
OTHER NONINTEREST INCOME
         The components of other noninterest income were as follows:

                                                                                   Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   2002              2001             2000
-----------------------------------------------------------------------------------------------------------------
ATM fees                                                               $4,861            $4,281           $4,089
Investment services income                                              4,257             3,906            2,681
Other fees and charges                                                  6,047             4,285            3,959
Other operating income                                                  2,993             3,529            3,689
Net gains on sales and other revenue from foreclosed assets             1,714             1,963            1,714
Net gains on disposals of surplus property                                497             3,274            1,153
Gain on sale of merchant processing agreements                              -             3,570                -
-----------------------------------------------------------------------------------------------------------------
     Total                                                            $20,369           $24,808          $17,285
-----------------------------------------------------------------------------------------------------------------

NOTE 18
OTHER NONINTEREST EXPENSE
         The components of other noninterest expense were as follows:

                                                                                   Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   2002              2001             2000
-----------------------------------------------------------------------------------------------------------------
Security and other outsourced services                                 $8,127            $7,792           $6,830
Advertising                                                             4,769             4,443            3,519
Stationery and supplies                                                 3,462             4,315            4,169
Deposit insurance and regulatory fees                                   1,971             1,936            1,740
Miscellaneous operating losses                                          1,429             2,544            1,738
Other operating expense                                                13,470            12,542           12,610
-----------------------------------------------------------------------------------------------------------------
    Total                                                             $33,228           $33,572          $30,606
-----------------------------------------------------------------------------------------------------------------

NOTE 19
INCOME TAXES
         The components of income tax expense (benefit) follow:

                                                                                 Years Ended December 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                    2002             2001              2000
------------------------------------------------------------------------------------------------------------------
Included in net income
  Current
    Federal                                                            $46,573          $41,063           $37,886
    State                                                                  882            1,137               544
------------------------------------------------------------------------------------------------------------------
      Total current                                                     47,455           42,200            38,430
------------------------------------------------------------------------------------------------------------------
  Deferred
    Federal                                                               (883)          (5,567)           (5,059)
    State                                                                   72              (52)              118
------------------------------------------------------------------------------------------------------------------
      Total deferred                                                      (811)          (5,619)           (4,941)
------------------------------------------------------------------------------------------------------------------
      Total included in net income                                     $46,644          $36,581           $33,489
------------------------------------------------------------------------------------------------------------------
Included in shareholders' equity
  Deferred tax expense related to the change in the
    net unrealized gain on securities                                  $10,563          $ 4,581           $ 3,745
  Current tax benefit related to nonqualified stock options
    and restricted stock                                                (1,306)            (512)              (28)
------------------------------------------------------------------------------------------------------------------
      Total included in shareholders' equity                           $ 9,257          $ 4,069           $ 3,717
------------------------------------------------------------------------------------------------------------------

         Income tax expense was different from the amounts computed by applying the statutory federal income tax rates to pretax income as follows:

                                                                                    Years Ended December 31
------------------------------------------------------------------------------------------------------------------
(in percentages)                                                          2002             2001              2000
------------------------------------------------------------------------------------------------------------------
Federal income tax expense                                               35.00%           35.00%            35.00%
Increase (decrease) resulting from
  Tax exempt income                                                      (2.14)           (2.74)            (3.08)
  Low income housing credit                                               (.51)            (.22)             (.05)
  Subchapter S election and termination                                      -             (.84)            (1.35)
  Nondeductible goodwill amortization                                        -              .77               .59
  State income tax and miscellaneous items                                 .51              .58               .39
------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                       32.86%           32.55%            31.50%
------------------------------------------------------------------------------------------------------------------

         Before its acquisition by Whitney in January 2001, American Bank had elected to be taxed under Subchapter S of the Internal Revenue Code. Under this election, American was not subject to income tax at the corporate level and reported no income tax expense; rather, its shareholders were taxed on their proportionate shares of corporate taxable income. The acquisition by the Company terminated the Subchapter S election, and income tax expense has been provided for earnings from the acquired operations subsequent to that date. In addition, the Company recorded a net deferred tax asset, and a corresponding deferred tax benefit, of approximately $1 million in 2001 to reflect the expected tax effects of the resolution of temporary differences that had accumulated in American Bank through the termination date. The impact of the Subchapter S election and subsequent termination on Whitney's effective tax rate is shown above.

         Temporary differences arise between the tax bases of assets or liabilities and their reported amounts in the financial statements. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow:

                                                                                             December 31
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                    2002             2001
----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for losses on loans and foreclosed assets                                  $22,761          $24,473
  Employee compensation and benefits                                                     7,528            6,146
  Unrecognized interest income                                                           2,197            1,897
  Net operating loss carryforward                                                        1,732            2,820
  Other                                                                                  3,079            2,103
----------------------------------------------------------------------------------------------------------------
  Total deferred tax assets                                                             37,297           37,439
----------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Net unrealized gain on securities                                                     16,007            5,444
  Accumulated depreciation and amortization                                              7,163            9,261
  Other                                                                                  2,986            2,267
----------------------------------------------------------------------------------------------------------------
  Total deferred tax liabilities                                                        26,156           16,972
----------------------------------------------------------------------------------------------------------------
  Net deferred tax asset                                                               $11,141          $20,467
----------------------------------------------------------------------------------------------------------------

         The change in the net deferred tax asset during 2002 includes the impact of adjustments of deferred tax assets and liabilities of acquired companies. This component of the overall change is not reflected in the deferred tax provisions for 2002.

         At December 31, 2002, the Company had approximately $5 million in net operating loss carryforwards generated by acquired entities. Substantially all of the carryforwards expire by 2020.

NOTE 20
EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share are as follows:

                                                                               Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                            2002             2001              2000
-----------------------------------------------------------------------------------------------------------------
Numerator:
  Net income                                                          $95,323          $75,820           $72,842
  Effect of dilutive securities                                             -                -                 -
-----------------------------------------------------------------------------------------------------------------
  Numerator for diluted earnings per share                            $95,323          $75,820           $72,842
-----------------------------------------------------------------------------------------------------------------
Denominator:
  Weighted-average shares outstanding                              39,848,881       39,550,723        38,475,984
  Effect of potentially dilutive securities
     and contingently issuable shares                                 272,663          285,324            92,715
-----------------------------------------------------------------------------------------------------------------
  Denominator for diluted earnings per share                       40,121,544       39,836,047        38,568,699
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                                 $2.39            $1.92             $1.89
  Diluted                                                                2.38             1.90              1.89
-----------------------------------------------------------------------------------------------------------------
Antidilutive stock options                                            424,461          514,807           871,839
-----------------------------------------------------------------------------------------------------------------

NOTE 21
PARENT COMPANY FINANCIAL STATEMENTS
     The following financial statements are for the parent company only. For the statements of cash flows, cash and cash equivalents include noninterest-bearing and interest-bearing deposits in the Bank and the demand note receivable from the Bank.

BALANCE SHEETS                                                                               December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                    2002              2001
-----------------------------------------------------------------------------------------------------------------
ASSETS
  Investment in bank subsidiary                                                       $598,116          $570,308
  Note receivable - bank subsidiary                                                    128,400                 -
  Interest-bearing deposit in bank subsidiary                                                -            62,830
  Investments in nonbank subsidiaries                                                    1,210             1,122
  Notes receivable - nonbank subsidiaries                                               80,394            81,084
  Dividends receivable                                                                       -            10,572
  Other assets                                                                          10,196             7,245
-----------------------------------------------------------------------------------------------------------------
    Total assets                                                                      $818,316          $733,161
-----------------------------------------------------------------------------------------------------------------
LIABILITIES
  Dividends payable                                                                   $ 12,009          $ 10,572
  Other liabilities                                                                      5,824             4,701
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                   17,833            15,273
SHAREHOLDERS' EQUITY                                                                   800,483           717,888
-----------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                        $818,316          $733,161
-----------------------------------------------------------------------------------------------------------------





STATEMENTS OF INCOME                                                               Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   2002             2001              2000
-----------------------------------------------------------------------------------------------------------------
Dividend income from bank subsidiary                                  $89,200         $162,597           $62,982
Equity in undistributed earnings of subsidiaries
  Bank                                                                  1,854          (88,166)            8,814
  Nonbanks                                                                 68              100               188
Other income, net of expenses                                           4,201            1,289               858
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $95,323          $75,820           $72,842
-----------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS                                                            Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   2002             2001              2000
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                            $95,323          $75,820           $72,842
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in undistributed earnings of subsidiaries                     (1,922)          88,066            (9,002)
  (Increase) decrease in dividends receivable                          10,572           (2,165)             (957)
  Other, net                                                           (1,073)              48               409
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                         102,900          161,769            63,292
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Investments in subsidiaries                                             (20)         (39,147)          (58,177)
  Loans to nonbank subsidiaries, net of repayments                        690          (80,248)              108
  Other, net                                                               13              376               105
-----------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                 683         (119,019)          (57,964)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends                                                      (42,893)         (38,598)          (32,399)
  Proceeds from issuance of stock                                       7,385            5,096             3,316
  Purchases of stock                                                   (2,256)            (847)           (1,705)
-----------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                             (37,764)         (34,349)          (30,788)
-----------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                     65,819            8,401           (25,460)
  Cash and cash equivalents at beginning of year                       62,886           54,485            79,945
-----------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                           $128,705          $62,886           $54,485
-----------------------------------------------------------------------------------------------------------------

         Whitney Holding Corporation issued common stock with a value of $22 million in connection with its purchase of First Ascension Bancorp, Inc. in November 2000.

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

         The management of Whitney is responsible for the preparation and fair presentation of the consolidated financial statements and other financial information included in this annual report on Form 10-K. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's estimates and judgments where appropriate. Financial information appearing throughout this annual report on Form 10-K is consistent with that in the financial statements.

         Management has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the Company's financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility, is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process, and is updated as necessary. The Company maintains a professional staff of internal auditors who independently assess the effectiveness of internal controls and make recommendations on policies and procedures. Management believes that, as of December 31, 2002, the Company's system of internal control is adequate to accomplish the objectives discussed above.

         The Audit Committee of the Board of Directors, which is composed entirely of independent directors, has oversight responsibilities for the Company's financial reporting and internal controls. The Committee has appointed PricewaterhouseCoopers LLP as independent accountants to audit the financial statements in accordance with auditing standards generally accepted in the United States of America and to express an opinion as to the fairness of presentation of such financial statements. The Committee meets periodically with management, the independent accountants and internal auditors to review
accounting,   financial  reporting  and  internal  control  matters.   Both  the
independent accountants and internal auditors have direct access to the Committee.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS
AND BOARD OF DIRECTORS OF
WHITNEY HOLDING CORPORATION:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Whitney Holding Corporation and subsidiaries (the "Corporation") at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revisions discussed in Notes 2 and 9, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 16, 2002.

         As discussed in Note 9 to the consolidated financial statements, the Corporation changed its method of accounting for goodwill and intangible assets on January 1, 2002.

         As discussed above, the financial statements of the Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 9, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Corporation as of January 1, 2002 and to reflect a three-for-two stock split. We audited the transitional disclosures described in
Note 9 and the three-for-two stock split described in Note 2. In our opinion, the transitional disclosures for 2001 and 2000 in Note 9 and the impact of the three-for-two stock split described in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Corporation other than with respect to such disclosures and, acccordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana
January 15, 2003

         THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH WHITNEY'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 WHICH IS FILED HEREWITH.

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

ARTHUR ANDERSEN LLP

New Orleans, Louisiana
January 16, 2002

Item 9:  CHANGES  IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS  ON  ACCOUNTING AND
         FINANCIAL DISCLOSURE

         On May 22, 2002, Whitney Holding Corporation decided not to continue the engagement of Arthur Andersen LLP (Andersen) as the Company's independent accountants. This action was taken with the approval of Whitney's Board of Directors, which ratified the decision reached by its Audit Committee.

         Andersen issued a report on the Company's consolidated financial statements for each of the two fiscal years in the period that ended December 31, 2001. Neither of these reports contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years that ended December 31, 2001 and continuing through May 22, 2002, Whitney and Andersen had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that, if not resolved to Andersen's satisfaction, would have caused them to make reference to the matter of disagreement in their report on the financial statements.

         Whitney provided Andersen with a copy of the foregoing disclosure, and a letter from Andersen stating its agreement with the statements in this disclosure was filed as an exhibit to Whitney's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002.

         None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during Whitney's two fiscal years that ended December 31, 2001 and through May 22, 2002.

         Also on May 22,  2002,  Whitney  appointed  PricewaterhouseCoopers  LLP
(PwC) to replace Andersen as the Company's independent accountants. The Audit Committee's selection of PwC was also ratified by the Board of Directors. During the two fiscal years ended December 31, 2001, and the subsequent interim period through May 22, 2002, the Company did not consult with PwC regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the Company's directors and executive officers are listed below with their business experience during the past five years.

                                                                                Director         Term
Name and Age                        Principal Occupation                        Since            Expires
------------                        --------------------                        --------         -------
Robert C. Baird, Jr., 52            Executive Vice President of the             N/A              N/A
                                    Company and Whitney National
                                    Bank since 1995;
                                    President, Avoca, Inc.

Harry J. Blumenthal, Jr., 57        President, Blumenthal                       1993             2004
                                    Print Works, Inc.
                                    (textiles manufacturing)

Joel B. Bullard, Jr., 52            President, Joe Bullard                      1994             2004
                                    Automotive Companies
                                    (automotive sales and service)

James M. Cain, 69                   Former Vice Chairman, Entergy               1987             2007
                                    Corporation (utility holding company);
                                    former Chairman of the Board,
                                    Chief Executive Officer and President,
                                    Louisiana Power and Light Company
                                    (electric utility); former Director,
                                    Chief Executive Officer and President,
                                    New Orleans Public Service, Inc.,
                                    retired 1993

Thomas L. Callicutt, Jr., 55        Executive Vice President and Chief          N/A              N/A
                                    Financial Officer of the Company and
                                    Whitney National Bank since 1999 and
                                    Treasurer of the Company since 2001;
                                    Senior Vice President and Comptroller of
                                    Whitney National Bank from 1998 to 1999;
                                    Executive Vice President, Controller
                                    and Principal Accounting Officer,
                                    First Commerce Corporation (bank
                                    holding company) from 1996 to 1998

Rodney D. Chard, 60                 Executive Vice President of the             N/A              N/A
                                    Company and Whitney National
                                    Bank since 1996

Angus R. Cooper II, 60              Chairman and Chief Executive                1994             2004
                                    Officer, Cooper/T. Smith Corp.
                                    (shipping service company);
                                    Director, Friede Goldman Halter, Inc.

                                                                                Director         Term
Name and Age                        Principal Occupation                        Since            Expires
------------                        --------------------                        --------         -------
Richard B. Crowell, 64              Attorney, Crowell & Owens;                  1983             2007
                                    Director, CLECO Corporation

Joseph S. Exnicios, 47              Senior Vice President of                    N/A              N/A
                                    Whitney National Bank since 1994

G. Blair Ferguson, 59               Executive Vice President of the             N/A              N/A
                                    Company and Whitney National
                                    Bank since 1993

William A. Hines, 66                Chairman of the Board,                      1986             2006
                                    Nassau Holding Corporation
                                    (holding company of entities
                                    in the oil field service industry);
                                    Director, Unifab International, Inc.

John C. Hope III, 53                Executive Vice President of the             N/A              N/A
                                    Company since 1994 and of
                                    Whitney National Bank since 1998;
                                    Chairman of the Board,
                                    Energy South, Inc.

John J. Kelly, 68                   Chairman, Louisiana Technology              1986             2005
                                    Council (nonprofit organization
                                    advancing technology in Louisiana);
                                    former President, Textron
                                    Marine and Land Systems (designs
                                    and builds advanced technology
                                    vehicles and craft), retired 1999

E. James Kock, Jr., 74              Former President, Bowie Lumber              1965             2003
                                    Associates, Downmans Associates,
                                    Jeanerette Lumber & Shingle Co., Ltd.
                                    and White Castle Lumber & Shingle
                                    Co., Ltd. (land and timber holdings,
                                    and investments), retired 1993

Alfred S. Lippman, 64               Managing Member, Lippman                    1996             2006
                                    & Mahfouz, L.L.C., Attorneys at Law

Michael L. Lomax, 55                President, Dillard University               2002             2003
                                    since 1997

William L. Marks, 59                Chairman of the Board and                   1990             2005
                                    Chief Executive Officer of the
                                    Company and Whitney National
                                    Bank since 1990; Director, Adtran, Inc.;
                                    Director, CLECO Corporation

R. King Milling, 62                 President of the Company and                1979             2003
                                    Whitney National Bank since 1984

                                                                                Director         Term
Name and Age                        Principal Occupation                        Since            Expires
------------                        --------------------                        --------         -------
Eric J. Nickelsen, 58               Real estate developer and part              2000             2005
                                    owner, John S. Carr & Company,
                                    Inc. (January 1998 to present);
                                    former Chairman of the Board, Chief
                                    Executive Officer and President,
                                    Barnett Bank of West Florida
                                    (December 1993 to January 1998)

John G. Phillips, 80                Former Chairman of the Board                1972             2003
                                    and Chief Executive Officer, The
                                    Louisiana Land and Exploration
                                    Company (oil and gas exploration
                                    and production), retired 1985;
                                    Director, Energy Partners, Ltd.

Lewis P. Rogers, 50                 Senior Vice President of                    N/A              N/A
                                    Whitney National Bank since 1998

Carroll W. Suggs, 64                Vice Chairman, National Ocean               1996             2006
                                    Industries Association (2002-2003)
                                    (trade association representing a broad
                                    base of offshore/ocean related industries);
                                    former Chairman, Chief Executive
                                    Officer and President, Petroleum
                                    Helicopters, Inc., retired 2001; Director,
                                    GlobalSantaFe Corporation; Director,
                                    Pogo Producing Company

Dean E. Taylor, 54                  President (since 2001) and Chief            2002             2003
                                    Executive Officer (since 2002),
                                    Tidewater, Inc. (marine offshore supply);
                                    Executive Vice President, Tidewater, Inc.
                                    (2000-2001), Senior Vice President
                                    (1998-2000)

Thomas D. Westfeldt, 51             President, Westfeldt Brothers Inc.,         2002             2003
                                    (green coffee importing firm)


         In further response to this Item 10, registrant incorporates by reference the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of its Proxy Statement dated March 14, 2003.

Item 11: EXECUTIVE COMPENSATION

         In response to this item, registrant incorporates by reference the section entitled "Executive Compensation" of its Proxy Statement dated March 14, 2003.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         In partial response to this item, registrant incorporates by reference the sections entitled "Voting Securities and Principal Holders" and "Beneficial Ownership of Directors and Management and Other Information" of its Proxy Statement dated March 14, 2003.

         The following table summarizes certain information regarding the registrant's equity compensation plans of December 31, 2002. The underlying compensation plans, which are more fully described in Note 12 to the consolidated financial statements included in Item 8, have been previously approved by a vote of the shareholders.

                                       Equity Compensation Plan Information
---------------------------------- -------------------------- ------------------------- -------------------------
                                              (a)                       (b)                       (c)
---------------------------------- -------------------------- ------------------------- -------------------------
                                                                                          Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                    Number of securities to       Weighted-average        equity compensation
                                    be issued upon exercise      exercise price of          plans (excluding
                                    of outstanding options,     outstanding options,    securities reflected in
Plan category                         warrants and rights       warrants and rights           column (a))
---------------------------------- -------------------------- ------------------------- -------------------------
Equity compensation plans
     approved by shareholders              1,774,722                   $28.81                   1,653,431(1),(2)
Equity compensation plans
     not approved by shareholders             ---                        ---                        ---
---------------------------------- -------------------------- ------------------------- -------------------------
      Total                                1,774,722                   $28.81                   1,653,431
---------------------------------- -------------------------- ------------------------- -------------------------

(1) Includes 1,045,950 shares that remain available for future issuance under the 2001 Directors' Compensation Plan, including shares that will be issued with respect to common stock credits accumulated in deferred compensation accounts. The Company is authorized under this plan to issue an aggregate number of common shares not exceeding 3% of its shares issued and outstanding from time to time, but in no event more than 1,125,000 shares. Under this plan, the Company may award common stock in addition to awarding stock options and issuing shares for common stock credits.

(2) Includes 607,481 shares available for future issuance under the 1997 Long-Term Incentive Plan. The aggregate number of shares issued under the terms of this plan cannot exceed 7% of the total number of Company shares issued and outstanding from time to time. In addition to stock options, the Company may grant or award restricted stock, performance shares, phantom shares and stock appreciation rights under the plan.


Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement dated March 14, 2003.

Item 14: CONTROLS AND PROCEDURES

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

         The CEO and CFO, with the participation of management, have evaluated the effectiveness of Whitney's disclosure controls and procedures as of a date within ninety days before the filing date of this annual report on Form 10-K. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect the operation of the disclosure controls and procedures.

                                     PART IV

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)The   following    consolidated    financial    statements    and
               supplementary data of the Company and its subsidiaries are included in Part II Item 8 of this Form 10-K:

                                                                     Page Number

               Summary of Quarterly Financial Information                     28

               Consolidated Balance Sheets --
                 December 31, 2002 and 2001                                   29

               Consolidated Statements of Income --
                 Years Ended December 31, 2002, 2001 and 2000                 30

               Consolidated Statements of Changes in Shareholders'
                 Equity --
                 Years Ended December 31, 2002, 2001 and 2000                 31

               Consolidated Statements of Cash Flows --
                 Years Ended December 31, 2002, 2001 and 2000                 32

               Notes to Consolidated Financial Statements                     33

               Report of Independent Accountants                              59

         (a)(2)All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes to the consolidated financial statements.

         (a)(3) Exhibits:

         To obtain a copy of any listed exhibit send your request to the address below. The copy will be furnished upon payment of a fee.

               Mrs. Shirley Fremin, Manager
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

               Exhibit 10.9b - Form of amendment to stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.9b to the Company's annual report of Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

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

               Exhibit 10.14 - Form of Amendment adding subsection 2.1g to the Executive Agreements filed as Exhibits 10.1 through 10.5 and
               Exhibit 10.12 herein (filed as Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.15 - Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.16 - Form of officer agreement between Whitney Holding Corporation, Whitney National Bank and Joseph S. Exnicios, executed May 11, 1993, and amended March 27, 1998, and Lewis P. Rogers, executed June 23, 1999 (filed as Exhibit 10.16 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 16.1 - Letter from Arthur Andersen LLP dated May 22, 2002 (filed as Exhibit 16 to the Company's Form 8-K dated May 22, 2002 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 21 - Subsidiaries

                    Whitney Holding  Corporation  owns 100% of Whitney  National
               Bank. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

               Exhibit 23.1 - Consent of PricewaterhouseCoopers LLP dated March 14, 2003.

               Exhibit 23.2 - Notice Regarding Consent of Arthur Andersen LLP.

               Exhibit 99.1 - Certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)       Reports of Form 8-K

         On a Form 8-K dated October 17, 2002,  the  registrant  reported  under
Item 5 the release of its financial results for the quarter ended September 30, 2002. The news release covering the financial results was filed as an exhibit under Item 7.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WHITNEY HOLDING CORPORATION
                                                      (Registrant)


                                            By:/s/ William L. Marks
                                               ---------------------------------
                                               William L. Marks
                                               Chairman of the Board and
                                               Chief Executive Officer

                                                March 14, 2003
                                               ---------------------------------
                                                           Date

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                         Date
-----------------------------     ------------------------        --------------

/s/ William L. Marks              Chairman of the Board,          March 14, 2003
-----------------------------     Chief Executive Officer         --------------
    William L. Marks              and Director


/s/ R. King Milling               President and Director          March 14, 2003
-----------------------------                                     --------------
    R. King Milling

/s/ Thomas L. Callicutt, Jr       Executive Vice President and    March 14, 2003
-----------------------------     Chief Financial Officer         --------------
    Thomas L. Callicutt, Jr.      (Principal Accounting Officer)


/s/ Harry J. Blumenthal, Jr.      Director                        March 14, 2003
-----------------------------                                     --------------
    Harry J. Blumenthal, Jr.

/s/ Joel B. Bullard, Jr.          Director                        March 14, 2003
-----------------------------                                     --------------
    Joel B. Bullard, Jr.

/s/ James M. Cain                 Director                        March 14, 2003
-----------------------------                                     --------------
    James M. Cain

/s/ Angus R. Cooper II            Director                        March 14, 2003
-----------------------------                                     --------------
    Angus R. Cooper II

/s/ Richard B. Crowell            Director                        March 14, 2003
-----------------------------                                     --------------
    Richard B. Crowell

      Signature                          Title                         Date
-----------------------------     ------------------------        --------------

/s/ William A. Hines              Director                        March 14, 2003
-----------------------------                                     --------------
    William A. Hines

/s/ John J. Kelly                 Director                        March 14, 2003
-----------------------------                                     --------------
    John J. Kelly

/s/ E. James Kock, Jr.            Director                        March 14, 2003
-----------------------------                                     --------------
    E. James Kock, Jr.

/s/ Alfred S. Lippman             Director                        March 14, 2003
-----------------------------                                     --------------
    Alfred S. Lippman

/s/ Michael L. Lomax              Director                        March 14, 2003
-----------------------------                                     --------------
    Michael L. Lomax

/s/ Eric J. Nickelsen             Director                        March 14, 2003
-----------------------------                                     --------------
    Eric J. Nickelsen

/s/ John G. Phillips              Director                        March 14, 2003
-----------------------------                                     --------------
    John G. Phillips

/s/ Carroll W. Suggs              Director                        March 14, 2003
-----------------------------                                     --------------
    Carroll W. Suggs

/s/ Dean E. Taylor                Director                        March 14, 2003
-----------------------------                                     --------------
    Dean E. Taylor

                                  Director
-----------------------------                                     --------------
    Thomas D. Westfeldt

                                 CERTIFICATIONS
                                 --------------

         I, William L. Marks, certify that:

         1. I have reviewed this annual report on Form 10-K of Whitney Holding Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ William L. Marks
         -----------------------------
         William L. Marks
         Chief Executive Officer

         Date:      March 14, 2003
                    --------------

         I, Thomas L. Callicutt, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of Whitney Holding Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ Thomas L. Callicutt, Jr.
         -----------------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer

         Date:       March 14, 2003
                     -----------------

Exhibit 23.1

                       Consent of Independent Accountants

         We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 33-52999, No. 33-55307, No. 333-56277 and No.
333-75676) of Whitney Holding Corporation and the Registration Statements on Form S-8 (No. 333-56024, as amended, No. 333-68506, No. 333-30257, No. 333-87050 and No. 333-91358) of Whitney Holding Corporation of our report dated January 15, 2003 relating to the consolidated financial statements of Whitney Holding Corporation, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana
March 14, 2003

Exhibit 23.2

                 Notice Regarding Consent of Arthur Andersen LLP

         Section 11(a) of the Securities Act of 1933, as amended (the Securities
Act), provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, every accountant who has consented to be named as having prepared or certified any report or valuation which is used in connection with the registration statement, report of valuation which purports to have been prepared or certified by the accountant.

         The Annual Report on Form 10-K for the year ended December 31, 2002 (the Form 10-K) to which this notice is filed as an exhibit is incorporated by reference into the following registration statements (collectively, the Registration Statements) filed by Whitney Holding Corporation (the Company) with the Securities and Exchange Commission (the SEC), and, for purposes of determining any liability under the Securities Act, is deemed to be a new registration statement for each Registration Statement into which it is incorporated by reference:

Form S-3 No. 33-52999 (dated April 6, 1994)
Form S-3 No. 33-55307 (dated August 31, 1994)
Form S-3 No. 33-56277 (dated November 1, 1994)
Form S-3 MEF No. 333-75676 (dated December 21, 2001)
Form S-8 No. 333-56024, as amended (dated December 18, 1992)
Form S-8 No. 333-68506 (dated September 8, 1993)
Form S-8 No. 333-30257 (dated June 27, 1997)
Form S-8 No. 333-87050 (dated April 26, 2002)
Form S-8 No. 333-91358 (dated June 27, 2002)

         On May 22, 2002, Whitney Holding Corporation decided not to continue the engagement of Arthur Andersen LLP (Andersen) as the Company's independent accountants. This action was taken with the approval of Whitney's Board of Directors, which ratified the decision reached by its Audit Committee. For additional information see the Company's Current Report on Form 8-K filed with the SEC on May 23, 2003. The Company understands that the staff of the SEC has taken the position that it will not accept consents from Andersen if the engagement partner and the manager for the Company's audit are no longer with Andersen. Both the engagement partner and the manager for the Company's audit are no longer with Andersen. As a result, the Company has been unable to obtain Andersen's written consent to the incorporation by reference into the Registration Statements of Andersen's audit report with respect to the Company's consolidated financial statements as of December 31, 2001 and 2000 and for the years then ended. Under these circumstances, Rule 437a under the Securities Act permits the Company to file this Form 10-K without a written consent from Andersen. As a result, however, Andersen will not have any liability under
Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Andersen or any omissions of a material fact required to be stated therein. Accordingly, purchasers of the Company's securities would be unable to assert a claim against Andersen under
Section 11(a) of the Securities Act for any purchases of the Company's securities made on or after the date of this Form 10-K pursuant to the Registration Statements. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including the Company's officers and directors, may still rely on Andersen's original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

Exhibit 99.1

                Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Each of the undersigned officers of Whitney Holding Corporation (the "Company"), in the capacities and dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge,

         (1) the Company's Annual Report on Form 10-K for the period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the  information  contained in the Report fairly  presents,  in all
             material   respects,   the  financial   condition  and  results  of
             operations of the Company.

Dated:   March 14, 2003                          By:/s/ William L. Marks
      ---------------------                      -------------------------------
                                                    William L. Marks
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Dated:   March 14, 2003                          By:/s/ Thomas L. Callicutt, Jr.
      ---------------------                      -------------------------------
                                                    Thomas L. Callicutt, Jr.
                                                    Executive Vice President and
                                                    Chief Financial Officer