Form 10-Q
period 2003-05-15
WHITNEY HOLDING CORP
filed 2003-05-15
CIK 106926

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

For the quarterly period ended March 31, 2003      Commission file number 0-1026

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

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark whether the registrant  is  an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  X    No
                                                   -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at April 30, 2003
               -----                             -----------------------------
    Common Stock, no par value                            40,151,218


================================================================================

WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  Financial Information

              Item 1: Financial Statements:
                        Consolidated Balance Sheets                            1
                        Consolidated Statements of Income                      2
                        Consolidated Statements of Changes in
                          Shareholders' Equity                                 3
                        Consolidated Statements of Cash Flows                  4
                        Notes to Consolidated Financial Statements             5
                        Selected Financial Data                                8

              Item 2: Management's Discussion and Analysis of
                        Financial Condition and Results of Operations          9

              Item 3: Quantitative and Qualitative Disclosures
                        about Market Risk                                     22

              Item 4: Controls and Procedures                                 22


PART II. Other Information

              Item 1: Legal Proceedings                                       23

              Item 2: Changes in Securities and Use of Proceeds               23

              Item 3: Defaults upon Senior Securities                         23

              Item 4: Submission of Matters to a Vote of
                        Security Holders                                      23

              Item 5: Other Information                                       23

              Item 6: Exhibits and Reports on Form 8-K                        23


Signature and Certifications                                                  24

Exhibit Index                                                                 27

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                           March 31    December 31
   (dollars in thousands)                                                                    2003         2002
------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from financial institutions                                             $   254,653   $   326,124
   Federal funds sold and short-term investments                                             71,846         4,327
   Loans held for sale                                                                       58,352        65,572
   Investment in securities
        Securities available for sale                                                     1,802,578     1,773,591
        Securities held to maturity, fair values of  $205,499 and $209,506, respectively    198,226       202,107
------------------------------------------------------------------------------------------------------------------
           Total investment in securities                                                 2,000,804     1,975,698
   Loans, net of unearned income                                                          4,525,436     4,455,412
        Allowance for loan losses                                                           (65,878)      (66,115)
------------------------------------------------------------------------------------------------------------------
           Net loans                                                                      4,459,558     4,389,297
------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                              149,230       151,620
   Goodwill                                                                                  69,164        69,164
   Other intangible assets                                                                   27,346        28,807
   Accrued interest receivable                                                               29,026        28,649
   Other assets                                                                              63,445        58,623
------------------------------------------------------------------------------------------------------------------
            Total assets                                                                $ 7,183,424   $ 7,097,881
------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                                  $ 1,728,356   $ 1,692,939
   Interest-bearing deposits                                                              4,168,404     4,089,940
------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                5,896,760     5,782,879
------------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                                    398,768       453,415
   Accrued interest payable                                                                   7,427         7,383
   Accrued expenses and other liabilities                                                    67,918        53,721
------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                             6,370,873     6,297,398
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 40,128,696 and 40,067,783 shares, respectively                                 2,800         2,800
   Capital surplus                                                                          170,997       167,235
   Retained earnings                                                                        618,668       607,235
   Accumulated other comprehensive income                                                    27,846        30,104
   Treasury stock at cost -  6,750 shares in 2003                                              (211)            -
   Unearned restricted stock compensation                                                    (7,549)       (6,891)
------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                                      812,551       800,483
------------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                                  $ 7,183,424   $ 7,097,881
------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                       1

                             WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                      March 31
-----------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                   2003           2002
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                 $ 63,769       $ 70,387
  Interest and dividends on investments
    Mortgage-backed securities                                                 13,688         12,833
    U.S. agency securities                                                      4,152          6,359
    U.S. Treasury securities                                                    1,613          1,320
    Obligations of states and political subdivisions                            2,111          1,782
    Other securities                                                              543            583
  Interest on federal funds sold and short-term investments                       161          2,419
-----------------------------------------------------------------------------------------------------
    Total interest income                                                      86,037         95,683
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                         12,543         21,947
  Interest on short-term borrowings                                               700          1,129
-----------------------------------------------------------------------------------------------------
    Total interest expense                                                     13,243         23,076
-----------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                            72,794         72,607
PROVISION FOR LOAN LOSSES                                                         500          3,000
-----------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                              72,294         69,607
-----------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                                           9,297          9,545
  Secondary mortgage market operations                                          2,737          2,050
  Credit card income                                                            2,206          1,856
  Trust service fees                                                            2,049          2,257
  Other noninterest income                                                      5,206          4,661
  Securities transactions                                                           -              -
-----------------------------------------------------------------------------------------------------
    Total noninterest income                                                   21,495         20,369
-----------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                                        27,832         25,706
  Employee benefits                                                             6,658          5,268
-----------------------------------------------------------------------------------------------------
    Total personnel expense                                                    34,490         30,974
  Net occupancy expense                                                         4,596          5,056
  Equipment and data processing expense                                         4,205          5,374
  Telecommunication and postage                                                 2,079          2,101
  Legal and professional fees                                                   1,555          1,378
  Amortization of intangibles                                                   1,461          1,461
  Ad valorem taxes                                                              1,873          1,877
  Other noninterest expense                                                     9,035          8,756
-----------------------------------------------------------------------------------------------------
    Total noninterest expense                                                  59,294         56,977
-----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                     34,495         32,999
INCOME TAX EXPENSE                                                             11,025         10,907
-----------------------------------------------------------------------------------------------------
NET INCOME                                                                   $ 23,470       $ 22,092
-----------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                                          $.59           $.56
  Diluted                                                                         .58            .55
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                    39,785,332     39,740,776
  Diluted                                                                  40,216,355     40,166,142
CASH DIVIDENDS PER SHARE                                                         $.30           $.27
-----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                     WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                     (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                           Accumulated                Unearned
                                                                              Other                  Restricted
(dollars in thousands,                   Common     Capital    Retained    Comprehensive   Treasury     Stock
  except per share data)                 Stock      Surplus    Earnings       Income        Stock    Compensation   Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            $ 2,800   $ 154,397   $ 556,241      $ 10,104     $    -      $ (5,654)  $ 717,888
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -           -      22,092             -          -             -      22,092
  Other comprehensive income:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                   -           -           -        (5,039)         -             -      (5,039)
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -           -      22,092        (5,039)         -             -      17,053
---------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.27 per share                -           -     (10,725)            -          -             -     (10,725)
Stock issued to dividend reinvestment
   and employee retirement plans              -         360           -             -          -             -         360
Long-term incentive plan stock activity:
  Restricted grants and related activity      -       1,666           -             -        (94)         (377)      1,195
  Options exercised                           -       1,129           -             -          -             -       1,129
Directors' compensation plan
  stock activity                              -           5           -             -         44             -          49
Stock transactions, pooled entities           -         120           -             -          -             -         120
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002               $ 2,800   $ 157,677   $ 567,608      $  5,065     $  (50)     $ (6,031)  $ 727,069
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            $ 2,800   $ 167,235   $ 607,235      $ 30,104     $    -      $ (6,891)  $ 800,483
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -           -      23,470             -          -             -      23,470
  Other comprehensive income:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                   -           -           -        (2,258)         -             -      (2,258)
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -           -      23,470        (2,258)         -             -      21,212
---------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.30 per share                -           -     (12,037)            -          -             -     (12,037)
Stock issued to dividend reinvestment
   and employee retirement plans              -         425           -             -          -             -         425
Long-term incentive plan stock activity:
  Restricted grants and related activity      -       2,133           -             -       (211)         (658)      1,264
  Options exercised                           -       1,063           -             -          -             -       1,063
Directors' compensation plan
  stock activity                              -         141           -             -          -             -         141
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003               $ 2,800   $ 170,997   $ 618,668      $ 27,846     $ (211)     $ (7,549)  $ 812,551
---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                     WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                                  March 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                       2003           2002
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                             $  23,470      $  22,092
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                           3,224          4,534
      Amortization of purchased intangibles                                                  1,461          1,461
      Restricted stock compensation earned                                                   1,226          1,195
      Premium amortization (discount accretion), net                                         1,926            620
      Provision for losses on loans and foreclosed assets                                      515          3,038
      Net (gains) losses on sales of foreclosed assets and surplus property                   (376)            48
      Deferred tax benefit                                                                    (549)        (1,175)
      Net decrease in loans originated and held for sale                                     4,062         42,735
      Increase in accrued income taxes                                                       9,977          8,410
      Increase in accrued interest receivable and prepaid expenses                          (4,506)        (6,338)
      Increase (decrease) in accrued interest payable and other accrued expenses               130         (2,933)
------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                           40,560         73,687
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                         6,465         18,305
  Purchases of investment securities held to maturity                                       (2,735)             -
  Proceeds from maturities of investment securities available for sale                     209,563        105,340
  Proceeds from sales of investment securities available for sale                                -            330
  Purchases of investment securities available for sale                                   (243,790)      (311,023)
  Net (increase) decrease in loans                                                         (66,397)       128,567
  Net (increase) decrease in federal funds sold and short-term investments                 (67,519)       113,811
  Proceeds from sales of foreclosed assets and surplus property                              1,716          1,840
  Purchases of bank premises and equipment                                                  (1,597)        (2,240)
  Other, net                                                                                 3,577            156
------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                   (160,717)        55,086
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in transaction account and savings account deposits                          94,239         42,414
  Net increase (decrease) in time deposits                                                  19,642       (151,534)
  Net decrease in short-term borrowings                                                    (54,647)       (81,205)
  Proceeds from issuance of common stock                                                     1,461          1,437
  Cash dividends                                                                           (12,009)       (10,574)
------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                     48,686       (199,462)
------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                  (71,471)       (70,689)
    Cash and cash equivalents at beginning of period                                       326,124        271,512
------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                           $ 254,653      $ 200,823
------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                         $85,660        $94,015

Cash paid during the period for:
   Interest expense                                                                        $13,199        $24,323
   Income taxes                                                                              1,500          2,900

Noncash investing activities:
   Foreclosed assets received in settlement of loans                                          $273         $1,399
------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries (the "Company" or "Whitney"). All significant intercompany balances and transactions have been eliminated. Certain financial information for prior periods has been reclassified to conform to the current presentation, including the segregation of information relating to loans held for sale.

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

         Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2002 annual report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

         The components used to calculate basic and diluted earnings per share were as follows:

-----------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended March 31
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                       2003             2002
-----------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                                                   $23,470          $22,092
     Effect of dilutive securities                                                      -                -
-----------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share                                     $23,470          $22,092
-----------------------------------------------------------------------------------------------------------
Denominator:
     Weighted-average shares outstanding                                       39,785,332       39,740,776
     Effect of potentially dilutive securities
       and contingently issuable shares                                           431,023          425,366
-----------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share                                40,216,355       40,166,142
-----------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                                           $.59             $.56
     Diluted                                                                          .58              .55
-----------------------------------------------------------------------------------------------------------
Antidilutive stock options                                                        584,325          232,875
-----------------------------------------------------------------------------------------------------------

NOTE 3 - STOCK-BASED INCENTIVE COMPENSATION

         Whitney has two incentive compensation plans that incorporate stock-based compensation. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion (APB) No. 25 and related interpretations to measure and recognize stock-based compensation expense. Under this Opinion, Whitney recognizes no compensation expense with respect to fixed awards of stock options. The Company grants options with an exercise price equal to the stock's market price. As such, the options have no intrinsic value on the award date, which is also the measurement date for compensation expense. The compensation expense recognized under APB No. 25 for the Company's restricted stock grants is the same as that determined under SFAS No. 123, as amended.

         Net income and earnings per share for the first quarters of 2003 and 2002 would have been the same as reported if Whitney had applied the fair value recognition provisions of SFAS No. 123 to measure and recognize stock-based compensation expense for all awards.

NOTE 4 - CONTINGENCIES

         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney's financial condition, results of operations or cash flows.

NOTE 5 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES

         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized on the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.

         Commitments under loan facilities, including credit card and related lines, obligate the Bank to make loans to customers as long as there is no violation of the conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' commercial or public financing arrangements and to help customers demonstrate the financial capacity required to obtain essential goods and services, such as insurance services. The majority of standby letters of credit at March 31, 2003 have a term of one year or less.

         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. Because loan commitments and letters of credit may, and many times do, expire without being drawn upon, however, the contractual amounts should not be understood to represent expected future funding requirements. The Bank follows its standard credit policies in making loan commitments and issuing letters of credit and requires collateral support if warranted. The collateral required could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property. Approximately $150 million of outstanding letters of credit were issued without specific collateral support.

         A summary of off-balance-sheet financial instruments follows:

                                                   March 31        December 31
(dollars in thousands)                               2003              2002
--------------------------------------------------------------------------------
Commitments to extend credit                      $1,549,819        $1,532,160
Standby and other letters of credit                  264,861           263,220
Credit card and related lines                        350,855           338,463
--------------------------------------------------------------------------------


NOTE 6 - ACCOUNTING PRONOUNCEMENTS

         In late 2002 and early 2003 the Financial  Accounting  Standards  Board
(FASB) issued two interpretations of existing accounting principles. FASB Interpretation (FIN) No. 45 elaborated on disclosures an entity should make about its obligations under certain guarantees and clarified that a guarantor should recognize a liability for the fair value of the obligations when a guarantee is first issued. The only significant guarantees issued by Whitney that have been identified as subject to the guidance in FIN No. 45 are its standby letters or credit. Note 5 provides information, including the FIN No. 45 disclosures, on these and other guarantees and off-balance-sheet financial instruments. The requirement to recognize a liability was effective for those guarantees issued or modified beginning in 2003. Given the current volume and type of guarantees issued, the liability recorded at March 31, 2003 was insignificant.

         FIN No. 46 was issued in response to perceived weaknesses in the accounting for special-purpose entities, in particular the possibility that a controlling financial interest in such an entity might not result in consolidation of the entity with the holder of the interest. The specific entities to which FIN No. 46 refers are called "variable interest entities," and the interpretation explains how to identify a variable interest entity and how an enterprise should assess its interest in such an entity to decide whether consolidation is appropriate. Whitney believes it has no significant interests that would fall under the guidance of FIN No. 46.

                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                SELECTED FINANCIAL DATA
                                                      (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                               2003                                2002
                                                         --------------------------------------------------------------------------
(dollars in thousands, except per share data)             First Quarter Fourth Quarter  Third Quarter Second Quarter  First Quarter
-----------------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                               $7,183,424     $7,097,881     $6,965,871     $6,909,293     $7,069,048
  Earning assets                                              6,656,438      6,501,009      6,424,172      6,397,054      6,571,160
  Loans                                                       4,525,436      4,455,412      4,373,326      4,283,134      4,362,312
  Investment in securities                                    2,000,804      1,975,698      1,853,219      1,875,855      1,811,033
  Deposits                                                    5,896,760      5,782,879      5,689,872      5,633,757      5,841,040
  Shareholders' equity                                          812,551        800,483        782,590        758,533        727,069
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                               $7,074,196     $6,957,714     $6,883,963     $6,986,870     $7,242,746
  Earning assets                                              6,550,281      6,449,785      6,373,798      6,460,942      6,690,593
  Loans                                                       4,461,849      4,417,449      4,326,383      4,344,882      4,400,375
  Investment in securities                                    1,975,563      1,854,155      1,849,743      1,863,359      1,695,498
  Deposits                                                    5,762,353      5,660,729      5,634,831      5,757,493      5,951,971
  Shareholders' equity                                          811,347        792,292        773,326        745,352        731,120
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                               $86,037        $88,724        $91,828        $94,674        $95,683
  Interest expense                                               13,243         15,261         17,864         19,500         23,076
  Net interest income                                            72,794         73,463         73,964         75,174         72,607
  Net interest income (TE)                                       74,216         74,758         75,162         76,381         73,833
  Provision for loan losses                                         500            500          1,500          2,500          3,000
  Noninterest income, excluding securities transactions          21,495         21,890         22,295         20,220         20,369
  Securities transactions                                             -              -            (15)           426              -
  Noninterest expense                                            59,294         57,946         58,230         57,773         56,977
  Net income                                                     23,470         25,130         24,316         23,785         22,092
-----------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                         1.35%          1.43%          1.40%          1.37%          1.24%
  Return on average shareholders' equity                          11.73          12.58          12.47          12.80          12.25
  Net interest margin                                              4.57           4.61           4.69           4.74           4.45
  Average loans to average deposits                               77.43          78.04          76.78          75.46          73.93
  Efficiency ratio                                                61.95          59.96          59.75          59.81          60.48
  Allowance for loan losses to loans                               1.46           1.48           1.56           1.67           1.64
  Nonperforming assets to loans plus foreclosed assets
    and surplus property                                            .98            .95            .95            .94           1.05
  Net charge-offs to average loans                                  .07            .16            .46            .23            .27
  Average shareholders' equity to average assets                  11.47          11.39          11.23          10.67          10.09
  Shareholders' equity to total assets                            11.31          11.28          11.23          10.98          10.29
  Leverage ratio                                                   9.86           9.76           9.65           9.27           8.68
-----------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
    Basic                                                          $.59           $.63           $.61           $.60           $.56
    Diluted                                                         .58            .63            .60            .59            .55
  Dividends
    Cash dividends per share                                       $.30           $.30           $.27           $.27           $.27
    Dividend payout ratio                                         51.29%         47.78%         44.43%         45.37%         48.55%
  Book Value Per Share                                           $20.25         $19.98         $19.56         $18.97         $18.30
  Trading Data
    High closing price                                           $34.39         $34.27         $34.00         $38.52         $34.50
    Low closing price                                             31.62          29.46          28.09          30.51          29.13
    End-of-period closing price                                   34.20          33.33          32.08          30.74          33.24
    Trading volume                                            6,344,880      5,774,008      5,078,531      8,115,882      2,958,102
  Average Shares Outstanding
    Basic                                                    39,785,332     39,714,127     40,050,014     39,888,693     39,740,776
    Diluted                                                  40,216,355     40,099,093     40,244,282     40,176,705     40,166,142
-----------------------------------------------------------------------------------------------------------------------------------

Tax-equivalent  (TE) amounts are calculated  using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net  interest  (TE) and noninterest income, excluding securities transactions.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the "Company" or "Whitney") and on their results of operations during the first quarters of 2003 and 2002. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the "Bank"). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company's 2002 annual report on Form 10-K.

         Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW

         Whitney earned $.59 per share, or $23.5 million, for the first quarter of 2003, a 5% increase over earnings of $.56 per share, or $22.1 million, in the first quarter of 2002.

         Selected highlights from the first quarter's results follow:

         o Whitney's net interest income (TE) increased less than 1%, or $.4 million, from the first quarter of 2002, as an improvement in the net interest margin offset the impact of a decline in average earning assets between these periods. These results came in large part through pricing discipline on loans, careful deployment of excess liquidity between the investment portfolio and short-term cash management investments, and the implementation of successful pricing strategies on deposits.

         o Whitney provided $.5 million for loan losses in the first quarter of 2003, the same as in the fourth quarter of 2002, and down from $3.0 million in the first quarter of 2002. Net charge-offs totaled $.7 million in the first quarter of 2003, compared to $1.7 million in the fourth quarter of 2002 and $3.0 million in 2002's first quarter. The allowance for loan losses, both in dollars and as a percentage of loans, was little changed from year-end 2002 to the end of 2003's first quarter.

         o Noninterest income increased 6%, or $1.1 million, from the first quarter of 2002. Income from secondary mortgage market operations, which increased 34%, or $.7 million, was the major contributor, as low rates continued to stimulate the refinancing of home mortgages and sustain demand for new home purchases.

         o Noninterest expense increased 4%, or $2.3 million, from 2002's first quarter. Total personnel expense was up 11%, or $3.5 million, reflecting, in part, higher levels of incentive pay and a rise in the cost of retirement benefits. Most other major expense categories showed improvement from the first quarter of 2002, with close control over capital expenditures helping to reduce equipment and data processing expense by 22%, or $1.2 million, in 2003's first quarter.

FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to, (a) observations about factors affecting the future growth rate of the loan portfolio, (b) comments about future changes in the mix of deposits, (c) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (d) comments about the performance of Whitney's net interest income and net interest margin assuming certain future conditions, (e) discussion of the recent settlement of a dispute between Visa USA and merchants and its expected impact on Whitney, and (f) comments on changes or trends in expense levels for pension benefits and for equipment and data processing.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES

         Total loans increased $70 million, or close to 2%, from year-end 2002 to the end of 2003's first quarter, and were up 4%, or $163 million, from the end of 2002's first quarter. During the latter half of 2002 and continuing into 2003, the commercial loan portfolio has shown some growth that mainly reflects new customer development. Offsetting this growth was a decrease in the residential mortgage loan portfolio, prompted by refinancing activity and management's continuing decision to sell most current production in the secondary market. At the end of 2002, management also decided to market a portfolio of affordable-housing loans, reclassifying this portfolio as held for sale.

         Table 2, which is based on regulatory reporting codes, shows loan balances at March 31, 2003 and at the end of the four prior quarters.

TABLE 2.  LOANS
------------------------------------------------------------------------------------------------------------------
                                       2003                                    2002
-----------------------------------------------  -----------------------------------------------------------------
(dollars in thousands)                March 31       December 31    September 30         June 30         March 31
------------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans              $1,957,036        $1,917,859      $1,813,474      $1,719,674       $1,753,979
Real estate loans -
    commercial and other             1,617,929         1,584,099       1,562,303       1,535,446        1,568,782
Real estate loans -
    retail mortgage                    630,519           638,703         683,669         706,905          723,730
Loans to individuals                   319,952           314,751         313,880         321,109          315,821
------------------------------------------------------------------------------------------------------------------
    Total loans                     $4,525,436        $4,455,412      $4,373,326      $4,283,134       $4,362,312
------------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, was up 2%, or $39 million, at March 31, 2003, compared to year-end 2002, and has grown 12%, or $203 million, from the end of the year-earlier quarter. Overall the portfolio remained well-diversified, with customers in a wide range of industries, including oil and gas exploration and production, marine transportation, wholesaling, retailing and manufacturing of various durable and nondurable products, and agricultural production. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2002. Outstanding loans to oil and gas industry customers were approximately 9% of total loans at the end of 2003's first quarter, the same as at year-end 2002. Whitney's customer base in this industry mainly provides transportation and other services and products to support exploration and production activities, but the Bank has recently seen increased lending opportunities in the exploration and production sector. Longer-term views on demand and prices are still clouded by important uncertainties, making it difficult to project when exploration and development players will commit to new projects that would lead to increased activity for the entire industry.

         Outstanding balances under participations in larger shared-credit loan commitments totaled $326 million at the end of 2003's first quarter compared to approximately $300 million at year-end 2002, including approximately $135 million and $118 million, respectively, related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.

         The commercial real estate portfolio, which includes loans secured by properties used in commercial or industrial operations, grew 2%, or $34 million, from December 31, 2002, and has been relatively stable since the end of the first quarter of 2002. Whitney has been able to develop new business in this highly competitive market, including increased activity at its Houston operations. The pace of new real estate project development, however, continues to reflect a slow general economy and heightened economic uncertainty. The growth achieved through new business development has in part been offset by expected paydowns on and permanent takeouts of seasoned projects.

         The impact of refinancings and the continuing policy of selling most retail mortgage production was evident in the 13%, or $93 million, decrease in the retail mortgage loan portfolio from March 31, 2002. Increased promotion of tailored mortgage products that are held in the portfolio helped limit the decrease in this portfolio segment to $8 million from year-end 2002.

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------
                                                                         First           Fourth          First
                                                                        Quarter         Quarter         Quarter
(dollars in thousands)                                                    2003            2002            2002
------------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                                      $66,115         $68,240         $71,633
Allowance on loans transferred to held for sale                             -              (895)            -
Provision for loan losses charged to operations                             500             500           3,000
Loans charged to the allowance:
   Commercial, financial and agricultural                                (1,141)         (1,627)         (3,006)
   Real estate - commercial and other                                       -              (126)           (284)
   Real estate - retail mortgage                                           (137)           (243)            (78)
   Individuals                                                             (728)           (889)           (996)
------------------------------------------------------------------------------------------------------------------
      Total charge-offs                                                  (2,006)         (2,885)         (4,364)
------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural                                   347             542             614
   Real estate - commercial and other                                       281              82             208
   Real estate - retail mortgage                                             80             235             128
   Individuals                                                              561             296             450
------------------------------------------------------------------------------------------------------------------
      Total recoveries                                                    1,269           1,155           1,400
------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                            (737)         (1,730)         (2,964)
------------------------------------------------------------------------------------------------------------------
Balance at the end of period                                            $65,878         $66,115         $71,669
------------------------------------------------------------------------------------------------------------------
Ratios:
   Net annualized charge-offs to average loans                              .07%            .16%            .27%
   Gross annualized charge-offs to average loans                            .18             .26             .40
   Recoveries to gross charge-offs                                        63.26           40.03           32.08
   Allowance for loan losses to loans at period end                        1.46            1.48            1.64
------------------------------------------------------------------------------------------------------------------

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in its estimate of probable loan losses which is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense. At March 31, 2003, the allowance for loan losses was $65.9 million, or 1.46% of total loans, little changed from $66.1 million, or 1.48%, of total loans at the end of 2002. Table 3 above compares first quarter 2003 activity in the allowance for loan losses with the fourth and first quarters of 2002.

         Table 4 below shows total nonperforming assets at March 31, 2003 and at the end of the preceding four quarters. Nonperforming assets have fluctuated within a relatively tight range over this period, both in dollars and as a percentage of loans plus foreclosed assets. Nonperforming loans, which are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment, increased $3.0 million from the end of 2002. The allowance for impaired loans, however, was virtually unchanged from December 31, 2002. There have been no significant trends relating to industries or markets underlying the changes in nonperforming and criticized loans.

TABLE 4.  NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------
                                                     2003                            2002
-----------------------------------------------------------------------------------------------------------------
                                                    March        December     September      June        March
(dollars in thousands)                                31            31           30           30           31
-----------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis          $41,050        $37,959      $38,663     $37,442      $42,279
Restructured loans                                     243            336          347         358          371
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        41,293         38,295       39,010      37,800       42,650
Foreclosed assets and surplus property               3,283          3,854        2,543       2,340        3,281
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                      $44,576        $42,149      $41,553     $40,140      $45,931
-----------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing              $ 3,926        $ 5,817      $ 9,532     $ 9,390      $ 6,812
-----------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property       .98%           .95%         .95%        .94%        1.05%
   Allowance for loan losses to
     nonperforming loans                            159.54         172.65       174.93      189.60       168.04
   Loans 90 days past due still accruing to
     loans                                             .09            .13          .22         .22          .16
-----------------------------------------------------------------------------------------------------------------

         Criticized loans with well-defined weaknesses or for which full repayment is doubtful decreased approximately $2 million from the end of 2002. Loans with indications of potential weaknesses and warranting special attention, however, increased $27 million, raising the total of criticized loans by $25 million from year-end 2002. Criticized loans totaled $218 million at March 31, 2003, including $86 million of loans warranting special attention, $112 million of loans identified as having well-defined weaknesses that would likely result in some loss if not corrected, and $20 million of loans whose full repayment is in doubt. The total of criticized loans at the end of 2003's first quarter was $41 million below the total a year earlier. This decrease came largely from a credit with a customer in the health care industry that had demonstrated sustained improved financial performance.

INVESTMENT IN SECURITIES

         Strong demand for deposit products during a period of restrained loan demand led to a significant increase in liquidity in 2001. Over time, management directed more and more of this liquidity to the investment portfolio, particularly to mortgage-backed securities with relatively short duration, based on its expectations regarding the stability of the funding sources and the near-term prospects for loan demand.

         At March 31, 2003, total securities were $2.00 billion, compared to $1.98 billion at December 31, 2002 and $1.81 billion at March 31, 2002. Mortgage-backed securities grew to 60% of the total portfolio at the end of 2003's first quarter from 55% at the end of the prior year's first quarter. Short-term liquidity investments, including federal funds sold, totaled $72 million at the end of 2003's first quarter, compared to $381 million at March 31, 2002.

         Securities available for sale constituted 90% of the total investment portfolio at March 31, 2003. The quarter-end net unrealized gain on this portfolio segment totaled $43 million, or 2.4% of amortized cost, slightly lower than the net unrealized gain of $46 million, or 2.7% of amortized cost, at year-end 2002.

DEPOSITS AND SHORT-TERM BORROWINGS

         At March 31, 2003, deposits were 2%, or $114 million, above the level at December 31, 2002. Many of the factors that prompted the increased availability of deposit funds in 2001 and 2002 continued to influence customer behavior in the first quarter of 2003. Compared to the year-earlier quarter, average deposits were down 3%, or $190 million, in the first quarter of 2003, mainly reflecting an influx of temporary funds from local governmental entities at the end of 2001 and during the first quarter of 2002. Short-term borrowings, the major part of which represent liabilities under repurchase agreements with customers, decreased 12%, or $55 million, from year-end 2002, and were down a comparable amount and percent on average for the first quarter of 2003 compared to the year-earlier quarter.

         Deposit pricing strategies implemented during 2002 and sustained demand for deposit products helped improve the mix of deposits throughout that year, and these improvements have been preserved in 2003. Higher-cost time deposits for the first quarter of 2003 were 14%, or $240 million, below 2002's first quarter, with some funds flowing to other deposit products. Total lower-cost deposits increased 1%, or $50 million, on average, with noninterest-bearing demand deposits up 4%, or $60 million, and deposits in lower-cost interest-bearing products down less than 1%, or $10 million.

         Average money market deposits grew 6%, or $83 million, compared to 2002's first quarter; and regular savings deposits were up 7%, or $37 million, at least temporarily continuing the reversal of a trend away from this more traditional deposit product. NOW account deposits were down 16%, or $131 million on average, reflecting the influx of public funds in early 2002. The maturity of approximately $536 million of time deposits in the second quarter of 2003 will likely contribute to further shifts in the mix of deposits.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

         At March 31, 2003, shareholders' equity totaled $813 million compared to $800 million at year-end 2002. The main factor in this increase was earnings, net of dividends declared, of approximately $11 million. The dividend payout ratio of 51% for the first quarter of 2003 was up slightly from 47% for the full year in 2002.

         The ratios in Table 5 indicate that the Company remained strongly capitalized at March 31, 2003. Loan growth in the first quarter of 2003 is reflected in the increase in risk-weighted assets since year-end 2002.

TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                       March 31           December 31
(dollars in thousands)                                   2003                  2002
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                              $688,195              $672,408
Tier 2 regulatory capital                                65,878                66,115
--------------------------------------------------------------------------------------------
Total regulatory capital                               $754,073              $738,523
--------------------------------------------------------------------------------------------
Risk-weighted assets                                 $5,353,921            $5,301,764
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average
     assets)                                               9.86%                 9.76%
   Tier 1 capital to risk-weighted assets                 12.85                 12.68
   Total capital to risk-weighted assets                  14.08                 13.93
   Shareholders' equity to total assets                   11.31                 11.28
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

         On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability funding sources in the first quarter of 2003. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2003 and 2002.

         The Bank had over $1.5 billion in unfunded loan commitments, excluding personal credit lines, outstanding at March 31, 2003, an increase of $18 million from 2002's year-end. Note 5 details these and other unfunded commitments at March 31, 2003 and December 31, 2002.

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

         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at the end of 2003's first quarter indicated that Whitney continued to be moderately asset sensitive over the near term, similar to its position at year-end 2002 and throughout that year. Based on these simulations, annual net interest income (TE) would be expected to increase $15 million, or 5.1%, and decrease $12 million, or 4.2%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The comparable simulation run at year-end 2002 produced results that ranged from a positive impact on net interest income (TE) of $13 million, or 4.3%, to a negative impact of $15 million, or 4.9%. The actual impact of changing interest rates on net interest income is dependent on many factors. These include Whitney's ability to achieve growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income (TE) for the first quarter of 2003 increased less than 1%, or $.4 million, from the first quarter of 2002, although there was a 2% decrease in average earning assets between these periods. First quarter net interest income (TE) in 2003 was down a comparable percentage and amount compared with the fourth quarter of 2002, while earning assets grew less than 2% on average.

         As discussed earlier, Whitney is moderately asset sensitive, which implies that it would experience some compression in its net interest margin in a declining rate environment, holding other factors constant. The net interest margin is net interest income (TE) as a percent of average earning assets. The margin was pressured throughout 2002 and into 2003, but Whitney was able to add 12 basis points to the margin in the first quarter of 2003, raising it to 4.57% compared to the year-earlier quarter, and limited the compression in comparison with the fourth quarter of 2002 to 4 basis points. Tables 6 and 7 show the components of changes in the Company's net interest income and net interest margin.

         These results came in large part through pricing discipline on loans, careful deployment of excess liquidity between the investment portfolio and short-term cash management investments, and the implementation of successful pricing strategies on deposits. Sustained low interest rates and restrained loan demand in the face of economic uncertainty continue to put pressure on net interest margins throughout the banking industry and pose challenges to improving banks' net interest income.

         Market rates have been relatively stable during 2002 and into 2003, after a steep and steady decline throughout 2001. The average national prime rate in the most recent quarter was only 50 basis points below that in the first quarter of 2002. Loan and investment portfolio yields have fallen further, reflecting in part the gradual repricing of fixed-rate instruments in these portfolios during a sustained period of low rates. Low market rates have also stimulated home mortgage refinancing activity and accelerated prepayments on mortgage-backed securities, increasing repricing opportunities in the investment portfolio. The average rate earned on the loan and investment portfolios decreased 73 and 92 basis points, respectively, compared to 2002's first quarter. The overall yield on earning assets in 2003's first quarter was, however, only 46 basis points lower than the year-earlier quarter, as an improved earning asset mix helped moderate the decline in overall asset yields.

         The decrease in earning assets compared to the first quarter of 2002 was mainly a function of the temporary influx of public funds in that period as discussed earlier. There was a 2% increase in average loans in the first quarter of 2003 compared to the year-earlier quarter, and average loans grew to 69% of earning assets from 66% in the first quarter of 2002. Investment securities increased to 30% of earning assets from 25% in the year-earlier period.

         Sustained higher demand for deposit products and the implementation of deposit pricing strategies had a favorable impact on the mix of funding sources in the first quarter of 2003 compared to the year-earlier period. Noninterest-bearing deposits funded 25% of average earning assets in the first quarter of 2003, up from a healthy 24% in 2002's first quarter, and the funding percentage of all noninterest-bearing sources rose to 31%, from 28% in 2002's first quarter. Lower-cost interest-bearing deposits supported 40% of earning assets, up from 39% in the year-earlier period. Higher-cost sources of funds, which include time deposits and short-term

TABLE 6.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
                                             First Quarter 2003              Fourth Quarter 2002            First Quarter 2002
------------------------------------------------------------------------------------------------------------------------------------
                                        Average                         Average                        Average
(dollars in thousands)                  Balance    Interest   Rate      Balance   Interest   Rate      Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b),(c)                     $4,521,129   $64,055    5.74%   $4,449,008   $66,866   5.97%   $4,425,412   $70,653    6.47%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities             1,163,458    13,688    4.71     1,074,483    13,129   4.89       885,964    12,833    5.79
U.S. agency securities                   391,987     4,152    4.24       388,157     4,512   4.65       483,250     6,359    5.26
U.S. Treasury securities                 176,932     1,613    3.70       174,128     1,615   3.68       118,064     1,320    4.53
Obligations of states and political
     subdivisions (TE)                   191,651     3,247    6.78       161,587     2,757   6.82       156,102     2,742    7.03
Other securities                          51,535       543    4.21        55,800       608   4.36        52,118       583    4.47
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities   1,975,563    23,243    4.71     1,854,155    22,621   4.88     1,695,498    23,837    5.63
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments               53,589       161    1.22       146,622       532   1.44       569,683     2,419    1.72
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets             6,550,281   $87,459    5.39%    6,449,785   $90,019   5.55%    6,690,593   $96,909    5.85%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                             590,508                         576,198                        625,014
Allowance for loan losses                (66,593)                        (68,269)                       (72,861)
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                    $7,074,196                      $6,957,714                     $7,242,746
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
         SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                  $  687,573   $   893     .53%   $  655,740   $ 1,021    .62%   $  818,098   $ 2,125    1.05%
Money market deposits                  1,381,507     3,599    1.06     1,339,275     4,195   1.24     1,298,161     5,183    1.62
Savings deposits                         538,379       742     .56       527,123       896    .67       501,394     1,006     .81
Other time deposits                      834,169     4,385    2.13       849,945     4,993   2.33       981,800     8,471    3.50
Time deposits $100,000 and over          662,523     2,924    1.79       670,484     3,339   1.98       754,550     5,162    2.77
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits  4,104,151    12,543    1.24     4,042,567    14,444   1.42     4,354,003    21,947    2.04
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                    439,948       700     .65       439,814       817    .74       495,683     1,129     .92
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing
        liabilities                    4,544,099   $13,243    1.18%    4,482,381   $15,261   1.35%    4,849,686   $23,076    1.93%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
      LIABILITIES AND
      SHAREHOLDERS' EQUITY
Demand deposits                        1,658,202                       1,618,162                      1,597,968
Other liabilities                         60,548                          64,879                         63,972
Shareholders' equity                     811,347                         792,292                        731,120
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
           shareholders' equity       $7,074,196                      $6,957,714                     $7,242,746
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin (TE)                $74,216    4.57%                $74,758   4.61%                $73,833    4.45%
Net earning assets and spread         $2,006,182              4.21%   $1,967,404             4.20%   $1,840,907              3.92%
Interest cost of funding earning
    assets                                                     .82%                           .94%                           1.40%
------------------------------------------------------------------------------------------------------------------------------------

 (a)  Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
 (b)  Includes loans held for sale.
 (c)  Average balance includes nonaccruing loans of $38,050, $38,049 and $34,636 respectively, in the first quarter of 2003 and the fourth and first quarters of 2002.

TABLE 7. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a),(b)
-------------------------------------------------------------------------------------------------------------------
                                                               First Quarter 2003 Compared to:
                                                  Fourth Quarter 2002                    First Quarter 2002
                                            -----------------------------------------------------------------------
                                                      Due To                              Due To
                                                     Change In        Total              Change In         Total
                                               -------------------   Increase       --------------------  Increase
(dollars in thousands)                          Volume      Rate    (Decrease)        Volume      Rate   (Decrease)
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE)
    Loans (TE)                                  $  651    $(3,462)   $(2,811)        $ 1,554    $(8,152)   $(6,598)
-------------------------------------------------------------------------------------------------------------------

    Mortgage-backed securities                   1,057       (498)       559           3,572     (2,717)       855
    U.S. agency securities                          44       (404)      (360)         (1,086)    (1,121)    (2,207)
    U.S. Treasury securities                        (2)         -         (2)            577       (284)       293
    Obligations of states and political
        subdivisions (TE)                          509        (19)       490             607       (102)       505
    Other securities                               (45)       (20)       (65)             (6)       (34)       (40)
-------------------------------------------------------------------------------------------------------------------
       Total investment in securities            1,563       (941)       622           3,664     (4,258)      (594)
-------------------------------------------------------------------------------------------------------------------
    Federal funds sold and
        short-term investments                    (299)       (72)      (371)         (1,707)      (551)    (2,258)
-------------------------------------------------------------------------------------------------------------------
       Total interest income (TE)                1,915     (4,475)    (2,560)          3,511    (12,961)    (9,450)
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    NOW account deposits                            42       (170)      (128)           (298)      (934)    (1,232)
    Money market deposits                          113       (709)      (596)            327     (1,911)    (1,584)
    Savings deposits                                17       (171)      (154)             72       (336)      (264)
    Other time deposits                           (109)      (499)      (608)         (1,135)    (2,951)    (4,086)
    Time deposits $100,000 and over                (47)      (368)      (415)           (572)    (1,666)    (2,238)
-------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits              16     (1,917)    (1,901)         (1,606)    (7,798)    (9,404)
-------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                            -       (117)      (117)           (117)      (312)      (429)
-------------------------------------------------------------------------------------------------------------------
       Total interest expense                       16     (2,034)    (2,018)         (1,723)    (8,110)    (9,833)
-------------------------------------------------------------------------------------------------------------------
       Change in net interest income (TE)       $1,899    $(2,441)   $  (542)        $ 5,234    $(4,851)   $   383
-------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an  allocation  of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

borrowings, declined to 29% of average earning assets over this same period, from 33% in the first quarter of 2002.

         Despite the relative stability of money market rates in 2002 and into 2003, the maturity structure of time deposits was such that their cost has continued to decline. The average rate on time deposits in the first quarter of 2003 was 120 basis points lower than 2002's first quarter, including a 19 basis point decrease from the fourth quarter of 2002. In current market conditions, time deposit maturities should lead to further cost reductions in the second quarter of 2003. Consistent with the relatively stable rate environment, however, the rate on other non-term interest-bearing funds decreased by a more moderate 44 basis points from the first quarter of 2002, and was down 14 basis points from the prior year's final quarter.

PROVISION FOR LOAN LOSSES

         Whitney provided $.5 million for loan losses in the first quarter of 2003, the same as in the fourth quarter of 2002, and down from $3.0 million in the first quarter of 2002. Net charge-offs totaled $.7 million in the first quarter of 2003, compared to $1.7 million in the fourth quarter of 2002 and $3.0 million in 2002's first quarter.

         For a more detailed discussion of changes in the allowance for loans losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses. The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME

         Noninterest income, excluding securities transactions, totaled $21.5 million for the first quarter of 2003, an increase of $1.1 million, or 6%, from the first quarter of 2002.

         Income from secondary mortgage market operations, which increased 34%, or $.7 million, was the major contributor. Loan production in the first quarter of 2003 was comparable to the strong performance in 2002's fourth quarter, as low rates continued to present homeowners with attractive refinancing opportunities and helped sustain demand for new home purchases.

         Transactions from bank-issued debit cards continue to grow and drove the 19%, or $.4 million, increase in the credit card income category. Whitney issues Visa credit and check cards to both individuals and businesses. After the end of 2003's first quarter, Visa USA announced it had reached a settlement in principle with merchants over a dispute that centered on Visa's policy requiring merchants who honor its credit cards to also accept its check or debit card product. Visa USA has agreed to reduce the Visa debit interchange fee for five months starting August 2003, to modify this "honor all cards" policy beginning in January 2004, and to make a cash settlement to the merchants. The impact of the interchange fee reduction will offset much of the expected annual growth in Whitney's debit card revenue for 2003. Revenues under the new fee structure will be approximately 30% less than under the current fee structure over the affected period in 2003. Whitney's debit interchange revenue totaled $1.2 million in the first quarter of 2003 and $4.4 million for all of 2002. The modified policy will allow merchants to choose whether or not to accept Visa debit cards. Although the implementation of this policy is not expected to significantly impact transaction volumes, it will likely lead to lower interchange fees relative to current levels in future years. Whitney has received no indication that it and other Visa USA association members will be called on to contribute to the cash settlement.

         Fees on unused loan commitments were the main factor behind the 12%, or $.5 million, increase in other noninterest income compared to the first quarter of 2002. Investment services income and revenue from an agreement to outsource the bank's official checks that was implemented in the second half of 2002 also contributed to this improvement.

         Service charges from deposit accounts were 3%, or $.2 million, lower in the first quarter of 2003, as the bank saw reduced charging opportunities on both commercial and personal accounts. Trust service fees declined 9%, or $.2 million, in the face of continued difficulties in the capital markets.

NONINTEREST EXPENSE

         Total noninterest expense of $59.3 million in the first quarter of 2003 was 4% higher than the total for the year-earlier period. Total personnel expense increased 11%, or $3.5 million, while most other major expense categories showed improvement from the first quarter of 2002.

         Underlying the rise in total personnel expense were an 8%, or $2.1 million, increase in employee compensation, and a 26%, or $1.4 million, increase in employee benefits. Although base pay increased approximately 3%, or close to $.7 million, targeted employee incentive pay rose more sharply, mainly reflecting the impact of higher loan production volumes on retail mortgage origination incentives. Long-term incentive plan expense, which includes certain stock-based compensation, increased 16%, or $.3 million.

         An increase of $.9 million in defined benefit pension plan expense was the main driver of the increase in employee benefits expense. A weak investment performance by the pension trust fund or a decline in market yields on fixed-income securities will cause the actuarially determined periodic pension expense to increase in following periods, holding other variables constant. Each of these conditions was present in 2002. Annual pension expense for 2003 is currently projected to be $2.1 million above the level in 2002. The Company has also experienced an expected increase in the cost of providing health benefits in 2003, with the first quarter up 7% from the year-earlier period.

         The 9%, or $.5 million, decrease in occupancy expense related mainly to nonroutine maintenance projects in the year-earlier period. Benefits from the elimination of underutilized facilities also contributed to this improvement, although several new or replacement branches are scheduled to open in the second half of 2003, including three locations to serve the Houston market.

         Equipment and data processing expense in the first quarter of 2003 was 22%, or $1.2 million, below the level in the year-earlier quarter, reflecting mainly the beneficial impact of close control over capital expenditures in recent years. The costs associated with applications that have been and will be added to support expanded customer services and enhanced management tools will narrow and eventually eliminate this favorable year-over-year comparison during the remaining quarters of 2003. Full-year equipment and data processing expense for 2003 is expected to be little changed from 2002.

         The expense categories included in other noninterest expense were up a combined 3%, or $.3 million, over the year-earlier quarter. The Company experienced a sharp jump in its insurance premiums when certain coverages were renewed in an insurance market much harder than was present at the beginning of the prior contract, which covered a three-year policy term. The required amortization of new affordable housing project investments was also a factor behind the increase in other noninterest expense in 2003, while the related tax credits reduced income tax expense as noted in the following section. The most significant reduction in other noninterest expense was for advertising, partly associated with the completion in 2002 of a two-year multi-faceted advertising campaign featuring a celebrity spokesperson.

INCOME TAXES

         The Company provided for income tax expense at an effective rate of 31.96% in the first quarter of 2003 compared to a rate of 33.05% in the year-earlier period. Whitney's effective rates have been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments. Additional investment in projects that generate affordable housing credits helped lower the effective tax rate for the first quarter of 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included in the section entitled Asset/Liability Management on page 16 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2.

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

          None.

Item 2.  Changes in Securities and Use of Proceeds

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  The exhibits listed on the accompanying Exhibit Index, located on page 27, are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K

                  On a Form 8-K dated January 16, 2003, the registrant reported under Item 5 the release of its financial results for the quarter ended December 31, 2002. The news release covering the financial results was filed as an exhibit under Item 7.

                                    SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WHITNEY HOLDING CORPORATION
                                                         (Registrant)


                                               By:/s/Thomas L. Callicutt, Jr.
                                                  ------------------------------
                                                  Thomas L. Callicutt, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (in his capacities as a duly
                                                   authorized officer of the
                                                   registrant and as principal
                                                   accounting officer)

                                                            May 15, 2003
                                                  ------------------------------
                                                                Date

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         /s/William L. Marks
         -----------------------
         William L. Marks
         Chief Executive Officer

         Date:    May 15, 2003
                  --------------

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         /s/Thomas L. Callicutt, Jr.
         ---------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer

         Date:    May 15, 2003
                  ------------------

                                 EXHIBIT INDEX

Exhibit         Description
-------         -----------

Exhibit 3.1 Copy of the Company's Composite Charter (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

Exhibit 3.2 Copy of the Company's Bylaws (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.1 Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.2 Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.3 Executive agreement between Whitney Holding Corporation, Whitney National Bank and G. Blair Ferguson (filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.4 Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama (now Whitney National Bank) and John C. Hope III (filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.5 Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.6 Long-term incentive program (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.6a Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.7 Executive compensation plan (filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.8 Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.8a Form of amendment to restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.9a to the Company's annual report on Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.8b Form of amendment to restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.8b to the Company's annual report on Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.8c Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.8c to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.9 Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.9a Form of amendment to stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.10a to the Company's annual report on Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference).

Exhibit  10.9b  Form of  amendment to stock option  agreement  between   Whitney
                Holding Corporation and certain of its officers (filed as Exhibit 10.9b to the Company's annual report on Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

Exhibit  10.10  Directors'  Compensation    Plan  (filed  as  Exhibit  A to  the
                Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.10a Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.10b Whitney Holding Corporation 2001 Directors' Compensation Plan (filed as Appendix B to the Company's Proxy Statement dated March 15, 2001 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.11   Retirement  Restoration Plan effective January 1, 1995 (filed as
                Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.12 Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.13 Form of Amendment to Section 2.1e of the executive agreements filed as Exhibits 10.1 through 10.5 herein (filed as Exhibit
                10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.14 Form of Amendment adding subsection 2.1g to the executive agreements filed as Exhibits 10.1 through 10.5 and Exhibit 10.12 herein (filed as Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-0126) and incorporated by reference).

Exhibit 10.15 Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit
                10.20 to the Company's quarterly report on form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.16 Form of officer agreement between Whitney Holding Corporation, Whitney National Bank and Joseph S. Exnicios, executed May 11, 1993, and amended March 27, 1998, and Lewis P. Rogers, executed June 23, 1999 (filed as Exhibit 10.16 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.17 Voluntary Separation Agreement and General Release between G. Blair Ferguson and Whitney National Bank executed on March 27, 2003.

Exhibit 99.1 Certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.17

               VOLUNTARY SEPARATION AGREEMENT AND GENERAL RELEASE

         This document constitutes an offer to G. Blair Ferguson by Whitney National Bank. Throughout this Agreement, the term "the Bank" refers to Whitney National Bank. It is important that you read and understand the terms of this Agreement in full and that if you decide to accept and sign it, you do so knowingly and voluntarily. To enable you to do that, we suggest you consult with an attorney about this Agreement and about your rights before signing it. It is also important that you understand that by agreeing to and signing this Agreement, you do not waive or give up any rights or claims you may have against the Bank which may arise after the date you sign this Agreement.

         The Bank's offer as described in this document will be open and effective through March 31, 2003. If you do not accept the offer on/before March 31, 2003, the offer will be considered automatically withdrawn by the Bank.

         If you decide to sign the Agreement and waive any rights against the Bank, you will have seven (7) calendar days following your signing of the Agreement to change your mind and to revoke the Agreement. In other words, the Agreement will not be in effect until seven (7) calendar days have passed following your signing, and no payments are due until this period expires.

                                1. CONSIDERATION
                                   -------------

         If you agree to sign this Agreement, including the Acknowledgement and Waiver of Rights contained herein, you will receive the following separation benefits:

         1.1 The Bank will retain you on the Bank's payroll through June 2005 at the semi-monthly rate of $4,648.15. Said amounts will be deposited into your Bank DDA, or if requested, deposited into an account designated at another financial institution. Total payments before tax withholding, and other authorized payroll deductions equal $251,000.00. This period of separation pay is inclusive of any earned but unused vacation you may be entitled to receive in year 2003.

         1.2 During the time you remain on the Bank's payroll, you will remain eligible to participate in the Bank's subsidized Group Medical/Dental Plan. Beyond June 30, 2005 you will be eligible for Medical and/or Dental Cobra Continuation Coverage for a period up to eighteen months, or if eligible, to participate in the Bank's Retiree Medical Plan.

         1.3 Life Insurance, AD&D, Short Term Disability, and Long Term Disability benefits coverage will cease as of March 31, 2003.

         1.4 Eligibility to participate in the Bank's 401(k) Plan will cease as of March 31, 2003.

         1.5 For purposes of benefit computations under the Bank's Retirement Plan and Retirement Restoration Plan, you shall receive service credit for the period of time you remain on the Bank's payroll receiving separation pay.

         1.6 Pre-tax dollars which have been contributed to a Bank Deferred Compensation Account from payroll earnings and or cash bonuses earned shall be distributed based on Deferred Compensation Election Forms (Schedule A) on file.

THE BENEFITS LISTED IN THE PRECEEDING PARAGRAPHS IS IN ADDITION TO ANY VESTED RETIREMENT BENEFITS YOU WILL RECEIVE IF YOU DECIDE NOT TO SIGN THIS AGREEMENT AND TO WAIVE YOUR RIGHTS.

                       2. DISPOSITION OF EQUITY INCENTIVES

         2.1 Restricted Stock. Under the Whitney Holding Corporation 1997 Long-Term Incentive Plan (the "1997 LTIP"), you have outstanding restricted stock awards for the three-year performance cycles beginning 2000, 2001 and 2002. The restrictions applicable to the award of restricted shares relating to the 2000 performance cycle, which ordinarily lapse according to their terms in June 2003, shall lapse pursuant to this Agreement as to 3,600 (split adjusted) restricted shares. All other restricted shares subject to any outstanding restricted stock awards shall be canceled and forfeited to the Bank, and you shall have no further right to such forfeited restricted shares. The terms and conditions set forth in your 2000 restricted stock award agreement relating to satisfaction of tax withholding and release of shares shall apply in accordance with their original terms.

         2.2 Stock Options. Under the 1997 LTIP, you have outstanding exercisable stock options to acquire 45,000 (split-adjusted) shares of Whitney Holding Company common stock. The terms and conditions set forth in each applicable grant letter shall continue to apply in accordance with their original terms with one exception, all outstanding options shall expire if not exercised on/before June 30, 2003. The Bank shall not guarantee any specific tax consequences related to your exercise of options.

                                  STIPULATIONS

         It is further agreed between the parties that G. Blair Ferguson shall make himself reasonably available by phone, or in person as required, to assist new Management in the Investments and Trust Division to facilitate an orderly Management transition, to answer specific customer questions and/or to provide any additional information regarding the Trust & Investments Division that may be required by Bank Management.

                      ACKNOWLEDGEMENT AND WAIVER OF RIGHTS

         I, knowingly and voluntarily, agree to waive, settle, release and discharge Whitney National Bank (the "Bank") of any and all claims, demands, damages, actions, or causes of action, including any claim for attorney's fees, which I have against the Bank, its parent, subsidiaries, affiliates, and successors and the officers, directors, employees, legal representatives, principals, and agents of each of them arising out of or relating to my employment with the Bank, to any claim or injury of any nature that I may have suffered while employed by the Bank, or relating to my separation by and from the Bank, whether known or unknown at this time. I understand this waiver of rights includes any claims I may have arising under any federal, state, or local law, statute, ordinance, or regulation, including but not limited to any claims for workers' compensation benefits or rehabilitation, any claims for compensation or other back pay, and any claims pertaining to discrimination on the basis of sex, race, color, religion, creed, national origin, or disability, or other protected status and particularly, but not limited to, any rights I may have pursuant to any State of Louisiana fair or equal employment discrimination statute, the Employee Retirement Income Security Act, Title VII of the Civil Rights Act of 1964 and the Americans with Disabilities Act. This will also confirm I have no claims or disputes under the Family Medical Leave Act, or Fair Labor Standards Act, as I have received all leave to which I might have been entitled and have been compensated for all time worked, including any overtime, if I was eligible for it. I further agree to tender a letter of voluntary resignation to the Bank effective as of March 31, 2003 and acknowledge and agree my last day of active employment shall be March 31, 2003.

                                 ACKNOWLEDGEMENT
                                 ---------------

         I acknowledge and understand that I am waiving my right to file suit for any claim I may have under any law, statute, ordinance, regulation, or other legal theory, including the laws and statutes named in the paragraph above.

         I further acknowledge and understand that I am also waiving my right to claim or receive damages or any other relief as a result of any charge of discrimination or claim for back pay which may be filed by me or by anyone acting on my behalf.

         This is an entire agreement and there are no other promises, agreements or understandings that are not contained herein. Further, this Agreement cannot be altered by oral agreement. Moreover, neither party has relied upon any representation or statement by the other party as a basis for entering into this Agreement, other than the specific statements set forth in this Agreement.

         I have read this document, consisting of three (3) pages in its entirety, and I acknowledge that I understand all of its terms, conditions and provisions and that I voluntarily and willingly agree to the terms of this Agreement without being under any duress or coercion. I further acknowledge that I have been given the opportunity to discuss and review this document with counsel of my choice prior to my signing and agreeing to it.

         Executed this 27th day of March, 2003.

/s/Paul D. Bergeron                              /s/G. Blair Ferguson
------------------------------------             ---------------------
FOR WHITNEY NATIONAL BANK                        G. Blair Ferguson
Paul D. Bergeron
Sr. Vice President, Human Resources
228 St. Charles Avenue, Suite 527
New Orleans, LA  70130

Exhibit 99.1

                Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Each of the undersigned officers of Whitney Holding Corporation (the "Company"), in the capacities and dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,

         (1) the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  the information  contained in the Report fairly  presents,  in all
              material  respects,   the  financial   condition  and  results  of
              operations of the Company.

Dated:   May 15, 2003                          By:/s/William L. Marks
      ---------------------                       ------------------------------
                                                  William L. Marks
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Dated:   May 15, 2003                          By:/s/Thomas L. Callicutt, Jr.
      ---------------------                       ------------------------------
                                                  Thomas L. Callicutt, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer