Form 10-Q
period 2003-06-30
WHITNEY HOLDING CORP
filed 2003-08-14
CIK 106926

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


For the quarterly period ended June 30, 2003       Commission file number 0-1026


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

                                 (504) 586-7272
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                    -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at July 31, 2003
           -----                                   ----------------------------
Common Stock, no par value                                  40,341,527

================================================================================

WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                                                 Page
-----------------------------------------------------------------------------------------------------
PART I.  Financial Information

              Item 1: Financial Statements:
                        Consolidated Balance Sheets                                                1
                        Consolidated Statements of Income                                          2
                        Consolidated Statements of Changes in Shareholders' Equity                 3
                        Consolidated Statements of Cash Flows                                      4
                        Notes to Consolidated Financial Statements                                 5
                        Selected Financial Data                                                   10

              Item 2: Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                 11

              Item 3: Quantitative and Qualitative Disclosures about Market Risk                  26

              Item 4: Controls and Procedures                                                     26

-----------------------------------------------------------------------------------------------------

PART II. Other Information

              Item 1: Legal Proceedings                                                          27

              Item 2: Changes in Securities and Use of Proceeds                                  27

              Item 3: Defaults upon Senior Securities                                            27

              Item 4: Submission of Matters to a Vote of Security Holders                        27

              Item 5: Other Information                                                          27

              Item 6: Exhibits and Reports on Form 8-K                                           28

-----------------------------------------------------------------------------------------------------
Signature                                                                                        29

Exhibit Index                                                                                    30

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
                                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                           June 30     December 31
   (dollars in thousands)                                                                    2003         2002
------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from financial institutions                                               $ 236,492     $ 326,124
   Federal funds sold and short-term investments                                             11,170         4,327
   Loans held for sale                                                                       65,660        65,572
   Investment in securities
        Securities available for sale                                                     1,808,203     1,773,591
        Securities held to maturity, fair values of  $210,852 and $209,506, respectively    201,023       202,107
------------------------------------------------------------------------------------------------------------------
           Total investment in securities                                                 2,009,226     1,975,698
   Loans, net of unearned income                                                          4,628,728     4,455,412
        Allowance for loan losses                                                           (66,243)      (66,115)
------------------------------------------------------------------------------------------------------------------
           Net loans                                                                      4,562,485     4,389,297
------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                              148,189       151,620
   Goodwill                                                                                  69,164        69,164
   Other intangible assets                                                                   26,056        28,807
   Accrued interest receivable                                                               27,592        28,649
   Other assets                                                                             128,497        58,623
------------------------------------------------------------------------------------------------------------------
             Total assets                                                               $ 7,284,531   $ 7,097,881
------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                                  $ 1,805,861   $ 1,692,939
   Interest-bearing deposits                                                              4,154,575     4,089,940
------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                5,960,436     5,782,879
------------------------------------------------------------------------------------------------------------------

   Short-term and other borrowings                                                          445,178       453,415
   Accrued interest payable                                                                   6,604         7,383
   Accrued expenses and other liabilities                                                    46,703        53,721
------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                            6,458,921     6,297,398
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 40,337,764 and 40,067,783 shares, respectively                                 2,800         2,800
   Capital surplus                                                                          176,092       167,235
   Retained earnings                                                                        630,323       607,235
   Accumulated other comprehensive income                                                    26,991        30,104
   Treasury stock at cost -  21,528 shares in 2003                                             (720)            -
   Unearned restricted stock compensation                                                    (9,876)       (6,891)
------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                     825,610       800,483
------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                                 $ 7,284,531   $ 7,097,881
------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended              Six Months Ended
                                                                    June 30                        June 30
------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                  2003           2002           2003           2002
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                $ 63,610       $ 69,073      $ 127,379      $ 139,460
  Interest and dividends on investments
    Mortgage-backed securities                                12,417         15,023         26,105         27,856
    U.S. agency securities                                     3,722          5,643          7,874         12,002
    U.S. Treasury securities                                   1,872          1,637          3,485          2,957
    Obligations of states and political subdivisions           2,046          1,646          4,157          3,428
    Other securities                                             486            621          1,029          1,204
  Interest on federal funds sold and short-term investments      232          1,031            393          3,450
------------------------------------------------------------------------------------------------------------------
    Total interest income                                     84,385         94,674        170,422        190,357
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                        11,151         18,534         23,694         40,481
  Interest on short-term and other borrowings                    712            966          1,412          2,095
------------------------------------------------------------------------------------------------------------------
    Total interest expense                                    11,863         19,500         25,106         42,576
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                           72,522         75,174        145,316        147,781
PROVISION FOR LOAN LOSSES                                          -          2,500            500          5,500
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                             72,522         72,674        144,816        142,281
------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                          9,330          9,598         18,627         19,143
  Secondary mortgage market operations                         2,987          1,850          5,724          3,900
  Credit card income                                           2,443          2,071          4,649          3,927
  Trust service fees                                           2,058          2,345          4,107          4,602
  Other noninterest income                                     6,308          4,356         11,514          9,017
  Securities transactions                                          -            426              -            426
------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                  23,126         20,646         44,621         41,015
------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                       28,298         26,451         56,130         52,157
  Employee benefits                                            7,489          5,628         14,147         10,896
------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                   35,787         32,079         70,277         63,053
  Net occupancy expense                                        4,902          4,867          9,498          9,923
  Equipment and data processing expense                        4,318          4,607          8,523          9,981
  Telecommunication and postage                                2,066          1,951          4,145          4,052
  Legal and professional fees                                  1,486          1,792          3,041          3,170
  Corporate value and franchise taxes                          1,653          1,912          3,526          3,789
  Amortization of intangibles                                  1,291          1,462          2,752          2,923
  Other noninterest expense                                    9,142          9,103         18,177         17,859
------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                 60,645         57,773        119,939        114,750
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    35,003         35,547         69,498         68,546
INCOME TAX EXPENSE                                            11,253         11,762         22,278         22,669
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $ 23,750       $ 23,785       $ 47,220       $ 45,877
------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                        $ .60          $ .60         $ 1.19         $ 1.15
  Diluted                                                        .59            .59           1.17           1.14
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                   39,867,549     39,888,693     39,826,668     39,815,143
  Diluted                                                 40,360,070     40,176,705     40,288,610     40,070,570
CASH DIVIDENDS PER SHARE                                       $ .30          $ .27          $ .60          $ .54
------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                    WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                           Accumulated                 Unearned
                                                                              Other                   Restricted
(dollars in thousands,                   Common     Capital    Retained    Comprehensive    Treasury     Stock
  except per share data)                 Stock      Surplus    Earnings       Income         Stock    Compensation  Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            $ 2,800   $ 154,397   $ 556,241      $ 10,104    $     -      $ (5,654)  $ 717,888
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -           -      45,877             -          -             -      45,877
  Other comprehensive income:
    Unrealized net holding gain on
      securities, net of
      reclassification
      adjustments and taxes                   -           -           -         9,517          -             -       9,517
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -           -      45,877         9,517          -             -      55,394
---------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.54 per share                -           -     (21,517)            -          -             -     (21,517)
Stock issued to dividend reinvestment
   and employee retirement plans              -         685           -             -          -             -         685
Long-term incentive plan stock activity:
  Restricted grants and related activity      -       3,359           -             -       (243)       (2,548)        568
  Options exercised                           -       4,862           -             -         31             -       4,893
Directors' compensation plan
  stock activity                              -         123           -             -        212             -         335
Stock transactions, pooled entities           -         287           -             -          -             -         287
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                $ 2,800   $ 163,713   $ 580,601      $ 19,621    $     -      $ (8,202)  $ 758,533
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            $ 2,800   $ 167,235   $ 607,235      $ 30,104    $     -      $ (6,891)  $ 800,483
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -           -      47,220             -          -             -      47,220
  Other comprehensive income:
    Unrealized net holding loss on
      securities, net of
      reclassification
      adjustments and taxes                   -           -           -        (3,113)         -             -      (3,113)
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -           -      47,220        (3,113)         -             -      44,107
---------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.60 per share                -           -     (24,132)            -          -             -     (24,132)
Stock issued to dividend reinvestment
   and employee retirement plans              -         854           -             -          -             -         854
Long-term incentive plan stock activity:
  Restricted grants and related activity      -       5,489           -             -     (1,084)       (2,985)      1,420
  Options exercised                           -       2,283           -             -        197             -       2,480
Directors' compensation plan
  stock activity                              -         231           -             -        167             -         398
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                $ 2,800   $ 176,092   $ 630,323      $ 26,991    $  (720)     $ (9,876)  $ 825,610
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                             WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
-------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended
                                                                                             June 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                   2003         2002
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                          $ 47,220      $ 45,877
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization of bank premises and equipment                       6,607         8,368
      Amortization of purchased intangibles                                              2,752         2,923
      Restricted stock compensation earned                                               2,836         2,616
      Premium amortization (discount accretion), net                                     4,963         1,511
      Provision for losses on loans and foreclosed assets                                  527         5,544
      Net (gains) losses on sales of foreclosed assets and surplus property               (778)           37
      Net gains on sales of investment securities                                            -          (426)
      Deferred tax benefit                                                              (1,108)         (567)
      Net (increase) decrease in loans originated and held for sale                    (27,549)       41,929
      Net increase in trading account securities                                       (60,447)          (27)
      Increase in accrued income taxes                                                  (1,579)       (1,425)
      (Increase) decrease in accrued interest receivable and prepaid expenses              200        (2,467)
      Increase (decrease) in accrued interest payable and other accrued expenses         2,570        (3,858)
-------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                            (23,786)      100,035
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                     8,741        21,519
  Purchases of investment securities held to maturity                                   (7,965)            -
  Proceeds from maturities of investment securities available for sale                 427,325       227,674
  Proceeds from sales of investment securities available for sale                            -        13,745
  Purchases of investment securities available for sale                               (471,409)     (492,964)
  Net (increase) decrease in loans                                                    (146,838)      204,843
  Net (increase) decrease in federal funds sold and short-term investments              (6,843)      274,367
  Proceeds from sales of foreclosed assets and surplus property                          2,617         3,473
  Purchases of bank premises and equipment                                              (3,960)       (4,276)
  Other, net                                                                            (2,494)        2,899
-------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                               (200,826)      251,280
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction account and savings account deposits          179,907       (96,555)
  Net decrease in time deposits                                                         (2,350)     (219,848)
  Net decrease in short-term and other borrowings                                       (8,237)      (62,672)
  Proceeds from issuance of common stock                                                 3,329         5,263
  Purchases of common stock                                                             (1,528)       (2,256)
  Cash dividends                                                                       (36,141)      (21,298)
-------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                134,980      (397,366)
-------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                              (89,632)      (46,051)
    Cash and cash equivalents at beginning of period                                   326,124       271,512
-------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                       $ 236,492     $ 225,461
-------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                   $ 171,479     $ 190,267

Cash paid during the period for:
   Interest expense                                                                   $ 25,885      $ 46,525
   Income taxes                                                                         24,100        23,500

Noncash investing activities:
   Foreclosed assets received in settlement of loans                                   $ 2,090       $ 1,799
-------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

NOTE 2 - EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share were as follows:

---------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30       Six Months Ended June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2003            2002           2003            2002
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                         $23,750         $23,785        $47,220         $45,877
     Effect of dilutive securities                            -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $23,750         $23,785        $47,220         $45,877
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted-average shares outstanding             39,867,549      39,888,693     39,826,668      39,815,143
     Effect of potentially dilutive securities
       and contingently issuable shares                 492,521         288,012        461,942         255,427
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      40,360,070      40,176,705     40,288,610      40,070,570
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.60            $.60          $1.19           $1.15
     Diluted                                                .59             .59           1.17            1.14
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                              870,802         266,433        728,355         249,747
---------------------------------------------------------------------------------------------------------------

NOTE 3 - STOCK-BASED INCENTIVE COMPENSATION
         Whitney maintains two incentive compensation plans that incorporate stock-based compensation, one for key employees and one for directors. During June 2003, annual stock-based compensation awards were made under each of these plans as follows:

-----------------------------------------------------------------------------------------------------------
                                                              Stock Grant             Stock Option Award
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)            Shares    Market Value     Shares  Exercise Price
-----------------------------------------------------------------------------------------------------------
Long-term incentive plan for key employees              149,125      $5,020         411,000     $33.67
Directors' compensation plan                              6,750        $216          45,000     $31.99
-----------------------------------------------------------------------------------------------------------

         Employees forfeit their stock grants if they terminate employment within three years of the award date and they are prohibited from transferring or otherwise disposing of the shares received during this period. In addition, the employee grants can be adjusted based on Whitney's financial performance over the restriction period in relation to that of a designated peer group. Depending on the performance adjustment, the actual number of shares that vest can range from 0% to 200% of the initial grants. Compensation expense, initially measured as the market value of the restricted shares on the grant date, is recognized ratably over the restriction period. Periodic adjustments are made to reflect changes in the expected performance adjustment and in the market value of the Company's stock. The directors' shares are awarded without any significant restrictions and are not subject to adjustment.
         The stock options are fixed awards. The exercise price for options is set at the market price of Whitney's stock on the grant date. All options are fully exercisable after six months from the grant date and expire after ten years. Unexercised options are subject to earlier expiration if a recipient terminates service with the Company.
         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for all stock-based compensation, among other provisions. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion (APB) No. 25 and related interpretations to measure and recognize stock-based compensation expense. Under this Opinion, Whitney recognizes no compensation expense with respect to fixed awards of stock options. The Company grants options with an exercise price equal to the stock's market price. As such, the options have no intrinsic value on the award date, which is also the measurement date for compensation expense. The compensation expense recognized under APB No. 25 for the Company's performance-based restricted stock grants reflects their fair value, but the timing of when fair value is determined and the method of allocating expense over time differ in certain respects from what is required under SFAS No. 123, as amended.

         The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and recognize stock-based compensation expense for all awards.

---------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended June 30      Six Months Ended June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2003           2002           2003           2002
---------------------------------------------------------------------------------------------------------------
Net income                                              $23,750        $23,785        $47,220         $45,877
Stock-based compensation expense included
  in net income, net of related tax effects                 797            777          1,843           1,700
Stock-based compensation expense determined
  under SFAS No. 123, net of related tax effects         (3,373)        (3,598)        (4,385)         (4,221)
---------------------------------------------------------------------------------------------------------------
Pro forma net income                                    $21,174        $20,964        $44,678         $43,356
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                   $.60           $.60          $1.19           $1.15
     Basic - pro forma                                      .53            .53           1.12            1.09
     Diluted - as reported                                  .59            .59           1.17            1.14
     Diluted - pro forma                                    .52            .52           1.11            1.08
---------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options awarded            $6.55          $7.91          $6.55           $7.91
---------------------------------------------------------------------------------------------------------------

         The fair values of the stock options were estimated as of the grant dates using the Black-Sholes option-pricing model. The estimated option value totaled $3.0 million for the 2003 award and $3.4 million for the 2002 award. If expensed, the after-tax impact would have been to reduce net income by $2.6 million in 2003 and $3.0 million in 2002. The full impact is reflected in both the quarterly and year-to-date pro forma information in the table above. The Company made the following significant assumptions in applying the option-pricing model: (a) an expected annualized volatility for Whitney's common stock of 25.55% in 2003 and 25.25% in 2002; (b) an average option life of seven years; (c) an expected annual dividend yield of 3.56% in 2003 and 3.44% in 2002; and (d) a weighted-average risk-free interest rate of 3.01% in 2003 and 4.94% in 2002.

NOTE 4 - CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney's financial condition, results of operations or cash flows.

NOTE 5 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized on the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.
         Commitments under loan facilities, including credit card and related lines, obligate the Bank to make loans to customers as long as there is no violation of the conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' commercial or public financing arrangements and to help customers demonstrate the financial capacity required to obtain essential goods and services, such as insurance services. The majority of standby letters of credit at June 30, 2003 have a term of one year or less.
         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. Because loan commitments and letters of credit may, and many times do, expire without being drawn upon, however, the contractual amounts should not be understood to represent expected future funding requirements. The Bank follows its standard credit policies in making loan commitments and issuing letters of credit and requires collateral support if warranted. The collateral required could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.
         A summary of off-balance-sheet financial instruments follows:

                                                    June 30       December 31
(dollars in thousands)                                 2003              2002
--------------------------------------------------------------------------------
Commitments to extend credit                     $1,542,989        $1,532,160
Standby and other letters of credit                 303,561           263,220
Credit card and related lines                       357,404           338,463
--------------------------------------------------------------------------------


NOTE 6 - COMPREHENSIVE INCOME
         Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. Whitney's comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended           Six Months Ended
                                                                 June 30                     June 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     2003           2002           2003        2002
-------------------------------------------------------------------------------------------------------------
Net income                                               $23,750        $23,785        $47,220     $45,877
Other comprehensive income:
  Unrealized holding gain (loss) on securities,
    net of reclassification adjustments and taxes           (855)        14,556         (3,113)      9,517
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                     $22,895        $38,341        $44,107     $55,394
-------------------------------------------------------------------------------------------------------------

NOTE 7 - ACCOUNTING PRONOUNCEMENTS
         In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The issuer of financial instruments that fall within the scope of this statement, many of which were previously classified as equity, must now classify these financial instruments as liabilities (or assets in certain circumstances). Such instruments include equity shares with mandatory redemption features, and instruments, other than outstanding equity shares, that represent an obligation to repurchase equity shares or an obligation that must or may be settled by issuing a variable number of equity shares. Whitney has issued no financial instruments that fall within the scope of SFAS No. 150.
         In late 2002 and early 2003 the FASB issued two interpretations of existing accounting principles. FASB Interpretation (FIN) No. 45 elaborated on disclosures an entity should make about its obligations under certain guarantees and clarified that a guarantor should recognize a liability for the fair value of the obligations when a guarantee is first issued. The only significant guarantees issued by Whitney that have been identified as subject to the guidance in FIN No. 45 are its standby letters of credit. Note 5 provides information, including the FIN No. 45 disclosures, on these and other guarantees and off-balance-sheet financial instruments. The requirement to recognize a liability was effective for those guarantees issued or modified beginning in 2003. Given the current volume and type of guarantees issued, the liability recorded at June 30, 2003 was insignificant.
         FIN No. 46 was issued in response to perceived weaknesses in the accounting for special-purpose entities, in particular the possibility that a controlling financial interest in such an entity might not result in consolidation of the entity with the holder of the interest. The specific entities to which FIN No. 46 refers are called "variable interest entities," and the interpretation explains how to identify a variable interest entity and how an enterprise should assess its interest in such an entity to decide whether consolidation is appropriate. Whitney has no interests that would require consolidation under the guidance of FIN No. 46.

                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                               SELECTED FINANCIAL DATA
                                                     (Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                  Second          First        Second            Six Months Ended
                                                  Quarter        Quarter       Quarter               June 30
(dollars in thousands, except per share data)      2003            2003         2002            2003          2002
---------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                  $7,284,531     $7,183,424    $6,909,293     $7,284,531    $6,909,293
  Earning assets                                 6,714,784      6,656,438     6,397,054      6,714,784     6,397,054
  Loans                                          4,628,728      4,525,436     4,283,134      4,628,728     4,283,134
  Investment in securities                       2,009,226      2,000,804     1,875,855      2,009,226     1,875,855
  Deposits                                       5,960,436      5,896,760     5,633,757      5,960,436     5,633,757
  Shareholders' equity                             825,610        812,551       758,533        825,610       758,533
---------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                  $7,191,244     $7,074,196    $6,986,870     $7,133,044    $7,114,101
  Earning assets                                 6,686,717      6,550,281     6,460,942      6,618,877     6,575,132
  Loans                                          4,564,160      4,461,849     4,344,882      4,513,287     4,372,475
  Investment in securities                       1,997,090      1,975,563     1,863,359      1,986,387     1,779,891
  Deposits                                       5,898,219      5,762,353     5,757,493      5,830,662     5,854,195
  Shareholders' equity                             824,584        811,347       745,352        818,002       738,275
---------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                  $84,385        $86,037       $94,674       $170,422      $190,357
  Interest expense                                  11,863         13,243        19,500         25,106        42,576
  Net interest income                               72,522         72,794        75,174        145,316       147,781
  Net interest income (TE)                          73,857         74,216        76,381        148,073       150,214
  Provision for loan losses                              -            500         2,500            500         5,500
  Noninterest income, excluding
    securities transactions                         23,126         21,495        20,220         44,621        40,589
  Securities transactions                                -              -           426              -           426
  Noninterest expense                               60,645         59,294        57,773        119,939       114,750
  Net income                                        23,750         23,470        23,785         47,220        45,877
---------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                            1.32%          1.35%         1.37%          1.33%         1.30%
  Return on average shareholders' equity             11.55          11.73         12.80          11.64         12.53
  Net interest margin                                 4.43           4.57          4.74           4.50          4.59
  Average loans to average deposits                  77.38          77.43         75.46          77.41         74.69
  Efficiency ratio                                   62.53          61.95         59.81          62.24         60.14
  Allowance for loan losses to loans                  1.43           1.46          1.67           1.43          1.67
  Nonperforming assets to loans plus foreclosed
    assets and surplus property                        .87            .98           .94            .87           .94
  Net charge-offs (recoveries) to average loans       (.03)           .07           .23            .02           .25
  Average shareholders' equity to average assets     11.47          11.47         10.67          11.47         10.38
  Shareholders' equity to total assets               11.33          11.31         10.98          11.33         10.98
  Leverage ratio                                      9.91           9.86          9.27           9.91          9.27
---------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
    Basic                                             $.60           $.59          $.60          $1.19         $1.15
    Diluted                                            .59            .58           .59           1.17          1.14
  Dividends
    Cash dividends per share                          $.30           $.30          $.27           $.60          $.54
    Dividend payout ratio                            50.93%         51.29%        45.37%         51.11%        46.90%
  Book Value Per Share                              $20.48         $20.25        $18.97         $20.48        $18.97
  Trading Data
    High closing price                              $34.07         $34.39        $38.52         $34.39        $38.52
    Low closing price                                31.67          31.62         30.51          31.62         29.13
    End-of-period closing price                      32.00          34.20         30.74          32.00         30.74
    Trading volume                               8,201,397      6,344,880     8,115,882     14,546,277    11,073,984
  Average Shares Outstanding
    Basic                                       39,867,549     39,785,332    39,888,693     39,826,668    39,815,143
    Diluted                                     40,360,070     40,216,355    40,176,705     40,288,610    40,070,570
---------------------------------------------------------------------------------------------------------------------
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the "Company" or "Whitney") and on their results of operations during the second quarters of 2003 and 2002 and during the six-month periods through June 30 in each year. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the "Bank"). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company's 2002 annual report on Form 10-K.
         Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW
         Whitney earned $.60 per share in the second quarter of 2003, the same as in the second quarter of 2002. Net income of $23.8 million for 2003's second quarter was also essentially unchanged from the year-earlier period. Year-to-date earnings in 2003 of $1.19 per share, or $47.2 million, were 3% higher than year-to-date earnings in 2002 on both a per-share and dollar basis.
         Selected highlights from the second quarter's results follow:
         o Whitney's net interest income (TE) decreased 3%, or $2.5 million, from the second quarter of 2002, as compression in the net interest margin (TE) offset the impact of 3% growth in average earning assets between these periods. Improvements in the mix of both earning assets and funding sources offset some of the pressure on the margin from the prevailing environment of sustained low market rates.
         o Whitney made no provision for loan losses in the second quarter of 2003, compared to a $.5 million provision in the first quarter of 2003 and a provision of $2.5 million in the second quarter of 2002. Credit quality statistics for the second quarter of 2003 were generally favorable. The allowance for loan losses was little changed from year-end 2002 in dollar terms and decreased slightly as a percentage of loans, to 1.43%, reflecting recent portfolio growth.
         o Noninterest income, excluding securities transactions, increased 14%, or $2.9 million, from the second quarter of 2002. Income from secondary mortgage market operations, which increased 61%, or $1.1 million, was the major contributor from recurring sources, as low rates continued to stimulate the refinancing of home mortgages and sustain demand for new home purchases. Whitney also recognized a $1.4 million gain on the sale of loans originated under affordable-housing programs in 2003's second quarter.
         o Noninterest expense increased 5%, or $2.9 million, from the second quarter of 2002. Total personnel expense was up 12%, or $3.7 million, reflecting, in part, higher levels of incentive pay and a rise in the cost of retirement benefits. Most other major expense categories compared favorably with the second quarter of 2002.

FORWARD-LOOKING STATEMENTS
         This discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to, (a) comments about future changes in the mix of deposits, (b) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (c) comments about the performance of Whitney's net interest income and net interest margin assuming certain future conditions, (d) discussion of the settlement of a dispute between Visa USA and merchants and its expected impact on Whitney, (e) comments about possible future levels of income from secondary mortgage market operations, and
(f) comments on changes or trends in expense levels for retirement benefits and for equipment and data processing.
         Forward-looking statements, which Whitney makes in good faith, are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement. Some of the more important assumptions include:
         o expectations about overall economic strength and the performance of the economies in Whitney's market area,
         o expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,
         o reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers, and
         o expectations regarding the nature and level of competition, changes in customer behavior and preferences, and Whitney's ability to execute its plans to respond effectively.
         Because it is uncertain whether future conditions and events will confirm these assumptions, there is a risk that Whitney's future results will differ materially from what is stated in or implied by such forward-looking statements. Whitney cautions the reader to consider this risk.
         Whitney undertakes no obligation to update any forward-looking statement included in this discussion, whether as a result of new information, future events or developments, or for any other reason.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
         Total loans increased $173 million, or close to 4%, from year-end 2002 to the end of 2003's second quarter, and were up 8%, or $345 million, from the end of 2002's second quarter. During the latter half of 2002 and continuing into 2003, the commercial loan portfolio has shown some steady growth, with strong support from new customer development. Partly offsetting this growth was a decrease in the residential mortgage loan portfolio, prompted by refinancing activity and management's continuing decision to sell most current production in the secondary market. At the end of 2002, management also decided to market a portfolio of affordable-housing loans, reclassifying this portfolio as held for sale.
         Table 2, which is based on regulatory reporting codes, shows loan balances at June 30, 2003 and at the end of the four prior quarters.

TABLE 2.  LOANS
--------------------------------------------------------------    -----------------------------------------------
                                             2003                                       2002
--------------------------------------------------------------    -----------------------------------------------
(dollars in thousands)              June 30         March 31         December 31    September 30        June 30
-----------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans             $2,022,159      $1,957,036         $1,917,859      $1,813,474      $1,719,674
Real estate loans -
    commercial and other            1,667,838       1,617,929          1,584,099       1,562,303       1,535,446
Real estate loans -
     retail mortgage                  615,742         630,519            638,703         683,669         706,905
Loans to individuals                  322,989         319,952            314,751         313,880         321,109
-----------------------------------------------------------------------------------------------------------------
    Total loans                    $4,628,728      $4,525,436         $4,455,412      $4,373,326      $4,283,134
-----------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, was up 5%, or $104 million, at June 30, 2003, compared to year-end 2002, and has grown 18%, or $302 million, from the end of the year-earlier quarter. Overall the portfolio remained well-diversified, with customers in a wide range of industries, including oil and gas exploration and production, marine transportation, wholesale and retail trade in and manufacture of various durable and nondurable products, financial services, and professional services. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2002. Outstanding loans to oil and gas industry customers were approximately 9% of total loans at the end of 2003's second quarter, the same as at year-end 2002. Whitney's customer base in this industry mainly provides transportation and other services and products to support exploration and production activities, but the Bank has recently seen increased lending opportunities in the exploration and production sector.
         Outstanding balances under participations in larger shared-credit loan commitments totaled $324 million at the end of 2003's second quarter compared to approximately $300 million at year-end 2002, including approximately $136 million and $118 million, respectively, related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.
         The commercial real estate portfolio, which includes loans secured by properties used in commercial or industrial operations, grew 5%, or $84 million, from December 31, 2002, and has increased 9%, or $132 million, since the end of the second quarter of 2002. Whitney has been able to develop new business in this highly competitive market, including increased activity at its Houston operations. The growth achieved through new business development has in part been offset by expected paydowns on and permanent takeouts of seasoned projects.
         The impact of refinancings and the continuing policy of selling most retail mortgage production was evident in the 13%, or $91 million, decrease in the retail mortgage loan portfolio from June 30, 2002. Increased promotion of tailored mortgage products that are held in the portfolio helped limit the decrease in this portfolio segment to $23 million from year-end 2002.

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended            Six Months Ended
                                                                 June 30                      June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                    2003           2002          2003            2002
---------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                      $65,878        $71,669       $66,115         $71,633
Provision for loan losses charged to operations               -          2,500           500           5,500
Loans charged to the allowance:
     Commercial, financial and agricultural              (3,677)        (1,617)       (4,818)         (4,623)
     Real estate - commercial and other                    (298)          (811)         (298)         (1,095)
     Real estate - retail mortgage                         (186)          (457)         (323)           (535)
     Individuals                                           (689)          (786)       (1,417)         (1,782)
---------------------------------------------------------------------------------------------------------------
         Total charge-offs                               (4,850)        (3,671)       (6,856)         (8,035)
---------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural                 787            579         1,134           1,193
     Real estate - commercial and other                   2,358             86         2,639             294
     Real estate - retail mortgage                        1,667             47         1,747             175
     Individuals                                            403            457           964             907
---------------------------------------------------------------------------------------------------------------
         Total recoveries                                 5,215          1,169         6,484           2,569
---------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                365         (2,502)         (372)         (5,466)
---------------------------------------------------------------------------------------------------------------
Balance at the end of period                            $66,243        $71,667       $66,243         $71,667
---------------------------------------------------------------------------------------------------------------
Ratios:
     Net annualized charge-offs (recoveries)
          to average loans                                 (.03)%          .23%          .02%            .25%
     Gross annualized charge-offs to average loans          .43            .34           .30             .37
     Recoveries to gross charge-offs                     107.53          31.84         94.57           31.97
     Allowance for loan losses to loans at period end      1.43           1.67          1.43            1.67
---------------------------------------------------------------------------------------------------------------

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in its estimate of probable loan losses which is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense. At June 30, 2003, the allowance for loan losses was $66.2 million, little changed from the end of 2002. The allowance was 1.43% of total loans at the end of 2003's second quarter, compared to 1.48% at year-end 2002, with the small decrease largely attributable to recent loan growth. Table 3 above compares second quarter 2003 activity in the allowance for loan losses with the second quarter of 2002 and also compares six-month activity for each year.

         Credit quality statistics for the second quarter of 2003 were generally favorable. There was a small net recovery of $.4 million in the second quarter of 2003, when a $4.0 million recovery on a group of related loans that had been fully charged off in the third quarter of 2002 helped offset an additional $2.5 million charge-off taken on a longstanding problem credit with diminishing prospects of collection. Net charge-offs reported in the first quarter of 2003 and 2002's second quarter, totaled $.7 million and $2.5 million, respectively.
         Criticized loans totaled $198 million at June 30, 2003, up $5 million from year-end 2002, but $20 million below the level at March 31, 2003 and $37 million below the total a year earlier. Loans with well-defined weaknesses or for which full repayment is doubtful decreased approximately $3 million in total from the end of 2002, including a $.6 million reduction in the second quarter of 2003, and were $18 million below the level at June 30, 2002. Loans with indications of potential weaknesses and warranting special attention increased close to $8 million from year-end 2002, but were down approximately $20 million from both March 31, 2003 and June 30, 2002. Criticized loans at June 30, 2003 included $66 million of loans warranting special attention, $116 million of loans identified as having well-defined weaknesses that would likely result in some loss if not corrected, and $16 million of loans whose full repayment is in doubt.

TABLE 4.  NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------------------
                                                           2003                               2002
--------------------------------------------------------------------------- --------------------------------------
                                                     June        March          December   September       June
(dollars in thousands)                                30           31              31          30           30
--------------------------------------------------------------------------- --------------------------------------
Loans accounted for on a nonaccrual basis          $35,622      $41,050         $37,959     $38,663      $37,442
Restructured loans                                     224          243             336         347          358
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        35,846       41,293          38,925      39,010       37,800
Foreclosed assets and surplus property               4,556        3,283           3,854       2,543        2,340
--------------------------------------------------------------------------- --------------------------------------
   Total nonperforming assets                      $40,402      $44,576         $42,149     $41,553      $40,140
--------------------------------------------------------------------------- --------------------------------------
Loans 90 days past due still accruing               $3,445       $3,926          $5,817      $9,532       $9,390
--------------------------------------------------------------------------- --------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property       .87%         .98%            .95%        .95%         .94%
   Allowance for loan losses to
     nonperforming loans                            184.80       159.54          172.65      174.93       189.60
   Loans 90 days past due still accruing to
     loans                                             .07          .09             .13         .22          .22
------------------------------------------------------------------------------------------------------------------

         Table 4 above shows total nonperforming assets at June 30, 2003 and at the end of the preceding four quarters. Nonperforming assets have fluctuated within a relatively tight range over this period, both in dollars and as a percentage of loans plus foreclosed assets. Nonperforming loans, which are included in the criticized loan total discussed above and encompass substantially all loans separately evaluated for impairment, decreased $2.4 million from the end of 2002 and were down more than $5 million from the end of 2003's first quarter. The allowance required for impaired loans at June 30, 2003, was $1.3 million below the level determined at both March 31, 2003 and December 31, 2002. There have been no significant trends relating to industries or markets underlying the changes in nonperforming and criticized loans.

INVESTMENT IN SECURITIES
         At June 30, 2003, total securities were $2.01 billion, compared to $1.98 billion at December 31, 2002 and $1.88 billion at June 30, 2002. During 2002, management directed excess liquidity from strong deposit flows and restrained loan demand to the investment portfolio, particularly to mortgage-backed securities with relatively short duration. With continued demand for deposit products and some recent steady growth in the loan portfolio, the investment portfolio has been maintained at a fairly stable level during 2003. Mortgage-backed securities grew to 60% of the total portfolio at the end of 2003's second quarter from 58% at the end of 2002's second quarter. Short-term liquidity investments, including federal funds sold, totaled $11 million at the end of 2003's second quarter, compared to $221 million at June 30, 2002.
         Securities available for sale constituted 90% of the total investment portfolio at June 30, 2003. The quarter-end net unrealized gain on this portfolio segment totaled $41 million, or 2.3% of amortized cost, slightly lower than the net unrealized gain of $46 million, or 2.7% of amortized cost, at year-end 2002.
         The Company does not normally maintain a trading portfolio, although the Bank holds generally immaterial balances of trading account securities for short periods while buying and selling securities for customers. Such securities are included in other assets in the consolidated balance sheets. The June 30, 2003 total for trading account securities was $61 million, reflecting a customer transaction that was completed the following day.

DEPOSITS AND BORROWINGS
         At June 30, 2003, deposits were 3%, or $178 million, above the level at December 31, 2002. Many of the factors that prompted the increased availability of deposit funds in 2001 and 2002 continued to influence customer behavior in the first half of 2003. Compared to the year-earlier quarter, average deposits were up 2%, or $141 million, in the second quarter of 2003. Short-term and other borrowings, the major part of which represent liabilities under repurchase agreements with customers, decreased 2%, or $8 million, from year-end 2002, and were down 3% on average for the second quarter of 2003 compared to the year-earlier quarter.
         Deposit pricing strategies implemented during 2002 and sustained demand for deposit products helped improve the mix of deposits throughout that year, and these improvements have been preserved in 2003. Higher-cost time deposits for the second quarter of 2003 were 8%, or $137 million, below 2002's second quarter on average, with some funds flowing to other deposit products. Total lower-cost deposits increased 7%, or $278 million, on average, with noninterest-bearing demand deposits up 8%, or $125 million, and deposits in lower-cost interest-bearing products up 6%, or $153 million.
         Average money market deposits grew 5%, or $71 million, compared to 2002's second quarter; and regular savings deposits were up 7%, or $37 million, at least temporarily continuing the reversal of a trend away from this more traditional deposit product. NOW account deposits increased 7%, or $45 million on average. The maturity of approximately $519 million of time deposits in the third quarter of 2003 could contribute to further shifts in the mix of deposits.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         At June 30, 2003, shareholders' equity totaled $826 million compared to $800 million at year-end 2002. The main factor in this increase was earnings, net of dividends declared, of approximately $23 million. The dividend payout ratio of 51% for the first half of 2003 was up slightly from 47% for the full year in 2002.
         The ratios in Table 5 indicate that the Company remained strongly capitalized at June 30, 2003. The increase in risk-weighted assets since year-end 2002 mainly reflects loan growth.

TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                        June 30             December 31
(dollars in thousands)                                   2003                  2002
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                              $703,399              $672,408
Tier 2 regulatory capital                                66,243                66,115
--------------------------------------------------------------------------------------------
Total regulatory capital                               $769,642              $738,523
--------------------------------------------------------------------------------------------
Risk-weighted assets                                 $5,488,663            $5,301,764
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)             9.91%                 9.76%
   Tier 1 capital to risk-weighted assets                 12.82                 12.68
   Total capital to risk-weighted assets                  14.02                 13.93
   Shareholders' equity to total assets                   11.33                 11.28
--------------------------------------------------------------------------------------------

         The regulatory capital ratios for Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency.

LIQUIDITY
         The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.
         On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability funding sources in the second quarter of 2003. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.
         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2003 and 2002.
         The Bank had over $1.5 billion in unfunded loan commitments, excluding personal credit lines, outstanding at June 30, 2003, an increase of $11 million from 2002's year-end. Note 5 details these and other unfunded commitments at June 30, 2003 and December 31, 2002. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at the end of 2003's second quarter indicated that Whitney continued to be moderately asset sensitive over the near term, similar to its position at year-end 2002 and throughout that year. Based on these simulations, annual net interest income (TE) would be expected to increase $16 million, or 5.6%, and decrease $13 million, or 4.6%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The comparable simulation run at year-end 2002 produced results that ranged from a positive impact on net interest income (TE) of $13 million, or 4.3%, to a negative impact of $15 million, or 4.9%. The actual impact of changing interest rates on net interest income is dependent on many factors. These include Whitney's ability to achieve growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Net interest income (TE) for the second quarter of 2003 decreased 3%, or $2.5 million, from the second quarter of 2002, as compression in the net interest margin (TE) offset the impact of growth in average earning assets between these periods. Second quarter net interest income (TE) in 2003 was down less than 1% compared with the first quarter of 2003.
         As discussed earlier, Whitney is moderately asset sensitive, which implies that it would experience some compression in its net interest margin in a declining rate environment, holding other factors constant. The net interest margin is net interest income (TE) as a percent of average earning assets. Although Whitney's net interest margin (TE) remained a healthy 4.43% in 2003's second quarter, this was down 31 basis points from the year-earlier quarter and 14 basis points from the first quarter of 2003. Sustained low interest rates will continue to put pressure on net interest margins throughout the banking industry and pose challenges to improving banks' net interest income. Tables 6 and 7 show the components of changes in the Company's net interest income and net interest margin.
         The prevailing environment of low market rates lowered both funding costs and asset yields in the first half of 2003 as it had throughout 2002. Funding costs decreased 50 basis points between the second quarters of 2002 and 2003, reflecting deposit pricing strategies implemented in response to market conditions and some favorable shift in the mix of funds to lower-cost and noninterest-bearing sources. Consistent with a moderately lower market rate environment, the rate on interest-bearing deposits other than time deposits decreased by 44 basis points from the second quarter of 2002, and was down 11 basis points from 2003's first quarter. Because of their maturity structure, the average rate on time deposits decreased further, falling 105 basis points below the rate in 2002's second quarter, including a 24 basis point reduction from the first quarter of 2003. In current market conditions, time deposit maturities should lead to some further cost reductions in the third quarter of 2003.
         Loan and investment portfolio yields also decreased this quarter as expected, and the overall yield on average earning assets was 81 basis points lower than in 2002's second quarter. Both loan and investment yields were impacted by the gradual repricing of fixed-rate instruments during this sustained period of low rates. Pricing discipline on loans helped to limit the decline in loan yields to 84 basis points in the current year's second quarter as compared to the same period in 2002. Low market rates have also stimulated home mortgage refinancing activity leading to significant prepayments and additional repricing opportunities on mortgage-backed securities as well as accelerated premium amortization on these securities. The 149 basis point decline in the yield on mortgage-backed securities was the major factor behind the overall 113 basis point decrease in the yield on the investment portfolio. An improved earning asset mix helped moderate the decline in the overall earning asset yield.
         The 3% growth in average earning assets compared to the second quarter of 2002 was concentrated in the loan portfolio. Average loans, including loans held for sale, were 6% higher in the current quarter compared to the year-earlier quarter, and grew to 69% of earning assets from 67% in the second quarter of 2002. Investment securities increased to 30% of average earning assets from 29% in the year-earlier period.

TABLE 6.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                        Second Quarter 2003            First Quarter 2003              Second Quarter 2002
------------------------------------------------------------------------------------------------------------------------------------
                                          Average                        Average                        Average
                                          Balance    Interest  Rate      Balance   Interest   Rate      Balance   Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b),(c)                       $4,615,620   $63,844   5.55%   $4,521,129   $64,055   5.74%   $4,357,118   $69,394     6.39%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities               1,198,002    12,417   4.15     1,163,458    13,688   4.71     1,066,158    15,023     5.64
U.S. agency securities                     368,823     3,722   4.04       391,987     4,152   4.24       435,538     5,643     5.18
U.S. Treasury securities                   197,629     1,872   3.80       176,932     1,613   3.70       159,763     1,637     4.11
Obligations of states and political
     subdivisions (TE)                     186,749     3,147   6.74       191,651     3,247   6.78       145,999     2,532     6.94
Other securities                            45,887       486   4.24        51,535       543   4.21        55,901       621     4.44
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities     1,997,090    21,644   4.34     1,975,563    23,243   4.71     1,863,359    25,456     5.47
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments                 74,007       232   1.25        53,589       161   1.22       240,465     1,031     1.72
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets               6,686,717   $85,720   5.14%    6,550,281   $87,459   5.39%    6,460,942   $95,881     5.95%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                               571,934                        590,508                        598,456
Allowance for loan losses                  (67,407)                       (66,593)                       (72,528)
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                      $7,191,244                     $7,074,196                     $6,986,870
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
         SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                    $  698,456   $   820    .47%   $  687,573   $   893    .53%   $  653,014   $ 1,183      .73%
Money market deposits                    1,403,139     3,143    .90     1,381,507     3,599   1.06     1,332,376     4,920     1.48
Savings deposits                           553,511       655    .47       538,379       742    .56       516,484     1,038      .81
Other time deposits                        813,893     3,793   1.87       834,169     4,385   2.13       933,329     6,986     3.00
Time deposits $100,000 and over            689,112     2,740   1.60       662,523     2,924   1.79       707,128     4,407     2.50
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits    4,158,111    11,151   1.08     4,104,151    12,543   1.24     4,142,331    18,534     1.79
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings            408,410       712    .70       439,948       700    .65       422,461       966      .92
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing
        liabilities                      4,566,521   $11,863   1.04%    4,544,099   $13,243   1.18%    4,564,792   $19,500     1.71%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
      LIABILITIES AND
      SHAREHOLDERS' EQUITY
Demand deposits                          1,740,108                      1,658,202                      1,615,162
Other liabilities                           60,031                         60,548                         61,564
Shareholders' equity                       824,584                        811,347                        745,352
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
           shareholders' equity         $7,191,244                     $7,074,196                     $6,986,870
------------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                  $73,857   4.43%                $74,216   4.57%                $76,381     4.74%
Net earning assets and spread           $2,120,196             4.10%   $2,006,182             4.21%   $1,896,150               4.24%
Interest cost of funding earning assets                         .71%                           .82%                            1.21%
------------------------------------------------------------------------------------------------------------------------------------
 (a)  Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
 (b)  Includes loans held for sale.
 (c)  Average balance includes nonaccruing loans of $39,189, $38,050 and $38,902 respectively, in the second and first quarters of
      2003 and the second quarter of 2002.

TABLE 6.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a)
                   AND INTEREST RATES (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                               Six Months Ended                          Six Months Ended
(dollars in thousands)                                          June 30, 2003                              June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                      Average                                   Average
                                                      Balance       Interest        Rate        Balance      Interest        Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b),(c)                                   $4,568,636      $127,899        5.64%     $4,391,076     $140,047        6.43%
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                           1,180,826        26,105        4.42         976,559       27,856        5.70
U.S. agency securities                                 380,342         7,874        4.14         459,262       12,002        5.23
U.S. Treasury securities                               187,338         3,485        3.75         139,028        2,957        4.29
Obligations of states and political
     subdivisions (TE)                                 189,186         6,394        6.76         151,022        5,274        6.98
Other securities                                        48,695         1,029        4.23          54,020        1,204        4.46
------------------------------------------------------------------------------------------------------------------------------------
       Total investment in securities                1,986,387        44,887        4.52       1,779,891       49,293        5.54
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments                             63,854           393        1.24         404,165        3,450        1.72
------------------------------------------------------------------------------------------------------------------------------------
       Total earning assets                          6,618,877      $173,179        5.26%      6,575,132     $192,790        5.90%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                           581,169                                   611,663
Allowance for loan losses                              (67,002)                                  (72,694)
------------------------------------------------------------------------------------------------------------------------------------
       Total assets                                 $7,133,044                                $7,114,101
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
         SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                                $  693,045      $  1,713         .50%      $ 735,101     $  3,308         .91%
Money market deposits                                1,392,383         6,742         .98       1,315,363       10,103        1.55
Savings deposits                                       545,986         1,397         .52         508,980        2,044         .81
Other time deposits                                    823,975         8,178        2.00         957,430       15,457        3.26
Time deposits $100,000 and over                        675,891         5,664        1.69         730,709        9,569        2.64
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits               4,131,280        23,694        1.16       4,247,583       40,481        1.92
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings                        424,092         1,412         .67         458,870        2,095         .92
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities            4,555,372      $ 25,106        1.11%      4,706,453     $ 42,576        1.82%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
       LIABILITIES AND
       SHAREHOLDERS' EQUITY
Demand deposits                                      1,699,382                                 1,606,612
Other liabilities                                       60,288                                    62,761
Shareholders' equity                                   818,002                                   738,275
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and
            shareholders' equity                    $7,133,044                                $7,114,101
------------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                                 $148,073        4.50%                    $150,214        4.59%
Net earning assets and spread                       $2,063,505                      4.15%     $1,868,679                     4.08%
Interest cost of funding earning assets                                              .76%                                    1.31%
------------------------------------------------------------------------------------------------------------------------------------

 (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
 (b) Includes loans held for sale.
 (c) Average balance includes nonaccruing loans of $38,623 and $36,781, respectively, in the first six months of  2003 and 2002.

TABLE 7. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a),(b)
------------------------------------------------------------------------------------------------------------------------------------
                                                      Second Quarter 2003 Compared to:                   Six Month Ended June 30,
                                              First Quarter 2003           Second Quarter 2002            2003 Compared to 2002
                                   ----------------------------------------------------------------   ------------------------------
                                            Due To                        Due To                           Due To
                                           Change In        Total        Change In         Total          Change In         Total
                                       -----------------   Increase   -----------------   Increase    ------------------   Increase
(dollars in thousands)                 Volume     Rate    (Decrease)  Volume     Rate    (Decrease)   Volume     Rate     (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE)
Loans (TE)                             $1,592   $(1,803)  $  (211)    $4,010   $(9,560)   $(5,550)    $5,491   $(17,639)   $(12,148)
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                395    (1,666)   (1,271)     1,722    (4,328)    (2,606)     5,195     (6,946)     (1,751)
U.S. agency securities                   (239)     (191)     (430)      (786)   (1,135)    (1,921)    (1,868)    (2,260)     (4,128)
U.S. Treasury securities                  194        65       259        368      (133)       235        933       (405)        528
Obligations of states and political
     subdivisions (TE)                    (83)      (17)     (100)       690       (75)       615      1,295       (175)      1,120
Other securities                          (60)        3       (57)      (107)      (28)      (135)      (115)       (60)       (175)
------------------------------------------------------------------------------------------------------------------------------------
    Total investment in securities        207    (1,806)   (1,599)     1,887    (5,699)    (3,812)     5,440     (9,846)     (4,406)
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
    short-term investments                 64         7        71       (574)     (225)      (799)    (2,296)      (761)     (3,057)
------------------------------------------------------------------------------------------------------------------------------------
    Total interest income (TE)          1,863    (3,602)   (1,739)     5,323   (15,484)   (10,161)     8,635    (28,246)    (19,611)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
NOW account deposits                       14       (87)      (73)        79      (442)      (363)      (180)    (1,415)     (1,595)
Money market deposits                      56      (512)     (456)       254    (2,031)    (1,777)       562     (3,923)     (3,361)
Savings deposits                           20      (107)      (87)        71      (454)      (383)       140       (787)       (647)
Other time deposits                      (104)     (488)     (592)      (809)   (2,384)    (3,193)    (1,934)    (5,345)     (7,279)
Time deposits $100,000 and over           113      (297)     (184)      (110)   (1,557)    (1,667)      (673)    (3,232)     (3,905)
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        99    (1,491)   (1,392)      (515)   (6,868)    (7,383)    (2,085)   (14,702)    (16,787)
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings           (52)       64        12        (31)     (223)      (254)      (149)      (534)       (683)
------------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                 47    (1,427)   (1,380)      (546)   (7,091)    (7,637)    (2,234)   (15,236)    (17,470)
------------------------------------------------------------------------------------------------------------------------------------
    Change in net interest income(TE)  $1,816   $(2,175)  $  (359)    $5,869   $(8,393)   $(2,524)   $10,869   $(13,010)   $ (2,141)
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

         Sustained higher demand for deposit products and the implementation of deposit pricing strategies had a favorable impact on the mix of funding sources in the second quarter of 2003 compared to the year-earlier period. Noninterest-bearing deposits funded 26% of average earning assets in the second quarter of 2003, up from a healthy 25% in 2002's second quarter, and the funding percentage of all noninterest-bearing sources rose to 32% from 29% in 2002's second quarter. Lower-cost interest-bearing deposits supported 40% of earning assets, up from 39% in the year-earlier period. Higher-cost sources of funds, which include time deposits and short-term borrowings, declined to 29% of average earning assets over this same period, from 32% in the second quarter of 2002.
         For the first six months of 2003, net interest income (TE) decreased 1%, or $2.1 million, from the same period in 2002, while average earning assets rose 1%. The net interest margin was 4.50% for the 2003 period and 4.59% for the prior year's period. The yield on average earning assets decreased 64 basis points, with the loan portfolio yield down 79 basis points and the rate earned on the investment portfolio down 102 basis points. The total interest cost of funding earning assets declined 55 basis points compared to the first six months of 2002. The same factors that affected the mix and rates for earning assets and funding sources in the second quarter of 2003 were evident for the year-to-date period.

PROVISION FOR LOAN LOSSES
         Whitney made no provision for loan losses in the second quarter of 2003, compared to provisions of $.5 million in the first quarter of 2003 and $2.5 million in the second quarter of 2002. There was a small net recovery in the second quarter of 2003, compared to net charge-offs of $.7 million in the first quarter of 2003 and $2.5 million in 2002's second quarter.
         For a more detailed discussion of changes in the allowance for loans losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses. The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
         Noninterest income, excluding securities transactions, totaled $23.1 million for the second quarter of 2003, an increase of $2.9 million, or 14%, from the second quarter of 2002.
         Income from secondary mortgage market operations, which increased 61%, or $1.1 million, was the major contributor from recurring sources. Whitney functions essentially as a mortgage broker and its loan production volume has benefited as low rates stimulated refinancing of home mortgages and sustained demand for new home purchases. Loan production in the second quarter of 2003 reached a record level for recent years that should provide some support to this income stream in 2003's third quarter.
         Transactions from bank-issued debit cards continue to grow and drove the 18%, or $.4 million, quarterly increase in the credit card income category between 2002 and 2003. Whitney issues Visa credit and check cards to both individuals and businesses. In the second quarter of 2003, Visa USA announced it had reached a settlement in principle with merchants over a dispute that centered on Visa's policy requiring merchants who honor its credit cards to also accept its check or debit card product. Visa USA has agreed to reduce the Visa debit interchange fee for five months starting August 2003, to modify this "honor all cards" policy beginning in January 2004, and to make a cash settlement to the merchants. The impact of the interchange fee reduction will offset much of the expected annual growth in Whitney's debit card revenue for 2003. Revenues under the new fee structure will be approximately 30% less than under the current fee structure over the affected period in 2003. Whitney's debit interchange revenue totaled $1.3 million in the second quarter of 2003 and $4.4 million for all of 2002. The modified policy will allow merchants to choose whether or not to accept Visa debit cards. Although the implementation of this policy is not expected to significantly impact transaction volumes, it will likely lead to lower interchange fees relative to current levels in future years.
         At the end of 2002, management decided to market a portfolio of seasoned loans originated under affordable-housing programs and reclassified these loans as held for sale at that time. During the second quarter of 2003, Whitney completed the sale of this $23 million portfolio, recognizing a gain of $1.4 million. Excluding this gain, second quarter other noninterest income increased 13%, or $.6 million, between 2002 and 2003, with contributions from several sources, including fees on unused loan commitments and investment services income.
         Service charges from deposit accounts were 3%, or $.3 million, lower in the second quarter of 2003, as the bank saw reduced charging opportunities on both commercial and personal accounts. Trust service fees declined 12%, or $.3 million, compared to the second quarter of 2002, but have stabilized in recent periods with improving capital market valuations.
         Noninterest income, excluding securities transactions, was $44.6 million through the first six months of this year, an increase of $4.0 million, or 10%, from the first half of 2002. Year-to-date changes in individual income categories from the prior year were consistent with the quarterly changes discussed above and were driven by substantially the same factors.

NONINTEREST EXPENSE
         Total noninterest expense of $60.6 million in the second quarter of 2003 was $2.9 million, or 5%, higher than the total for the year-earlier period. Total personnel expense increased 12%, or $3.7 million, while most other major expense categories compared favorably with the second quarter of 2002.
         Underlying the rise in total personnel expense were a 7%, or $1.8 million, increase in employee compensation, and a 33%, or $1.9 million, increase in employee benefits. Although base pay increased approximately 3%, or close to $.7 million, targeted employee incentive pay rose more sharply, mainly reflecting the impact of higher loan production volumes on retail mortgage origination incentives. Management incentive plan expense, which includes certain stock-based compensation, increased 10%, or $.3 million.
         An increase of $1.0 million in defined benefit pension plan expense and a $.4 million increase in the cost of providing health benefits to retirees were the main components of the overall rise in employee benefits expense. A weak investment performance by the pension trust fund or a decline in market yields on fixed-income securities will cause the actuarially determined periodic pension expense to increase in following periods, holding other variables constant. Declines in market yields and negative trends in actual benefit outlays will also have an unfavorable impact on actuarial valuation results for postretirement health benefits. All of these conditions were present in 2002. For each of the last two quarters of 2003, the combined expense of providing these retirement benefits will be $.8 million higher than the comparable period in 2002. The annual increase will be a combined $4.1 million. The Company has also experienced an expected increase in the cost of providing current health benefits in 2003, with the second quarter up 12% from the year-earlier period.
         Benefits from the elimination of underutilized facilities helped limit the increase in occupancy expense to less than 1%, although several new or replacement branches are scheduled to open in the second half of 2003, including three locations to serve the Houston market.
         Equipment and data processing expense in the second quarter of 2003 was 6%, or $.3 million, below the level in the year-earlier quarter, reflecting mainly the beneficial impact of close control over capital expenditures in recent years. The costs associated with applications and capabilities that have been and will be added to support expanded customer services and enhanced management tools will narrow and eventually eliminate this favorable year-over-year comparison during the remaining quarters of 2003. Full-year equipment and data processing expense for 2003 is expected to be little changed from 2002.
         The resolution of loan collection efforts that led to the $4.0 million recovery discussed earlier helped reduce the expense for legal and professional services in 2003's second quarter by 17%, or $.3 million, compared to the year-earlier period. Corporate value and franchise taxes were also down approximately $.3 million compared to the second quarter of 2002, reflecting in part management's efforts to improve the efficiency of the Bank's capital structure.
         The expense categories included in other noninterest expense were up less than 1% on a combined basis. The Company experienced a sharp jump in its insurance premiums when certain coverages were renewed in an insurance market much harder than was present at the beginning of the prior contract, which covered a three-year policy term. The required amortization of new affordable housing project investments was also a factor behind the increase in other noninterest expense in 2003, while the related tax credits reduced income tax expense as noted in the following section. The most significant reduction in other noninterest expense was for advertising, partly associated with the completion in 2002 of a two-year multi-faceted advertising campaign featuring a celebrity spokesperson.
         For the six-month period, noninterest expense totaled $120 million. This was a 5%, or $5.2 million, increase compared to the first half of 2002. Similar to the quarterly comparison, total personnel expense was up 11%, or $7.2 million, while most other major expense categories posted favorable results in comparison to the year-earlier period.
         Employee compensation rose 8%, or $4.0 million, as the increase in targeted employee incentive compensation exceeded the 3% increase in base pay. Employee benefits increased 30%, or $3.2 million, including the $2.3 million increase in the cost of providing pension and postretirement health benefits.
         The changes in other major noninterest expense categories between the first six months of 2002 and 2003 were generally consistent with the quarter-to-quarter changes and were influenced mainly by the same factors cited in the discussion of quarterly results above.

INCOME TAXES
         The Company provided for income tax expense at an effective rate of 32.15% in the second quarter of 2003 compared to a rate of 33.09% in the year-earlier period. Year-to-date, the rate was 32.06% in 2003 and 33.07% in 2002. Whitney's effective tax rates have been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments. Additional investment in projects that generate affordable housing credits helped lower the effective tax rate for the quarterly and year-to-date periods in 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included in the section entitled Asset/Liability Management on page 18 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2.

ITEM 4.   CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Such controls include those designed to ensure that material information is communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.
         The Company's management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this quarterly report are effective. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 2.  Changes in Securities and Use of Proceeds

          None.

Item 3.  Defaults upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders


         (a) The annual meeting of Whitney Holding Corporation's shareholders was held on April 23, 2003.

         (b),(c) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to the nominees for election to the Company's Board for Directors as listed in the proxy statement.

                 The nominees for director, all of whom were elected, and the voting results were as follows:

                  Nominee                     For                  Withhold
                  --------------------------------------------------------------
                  Michael L. Lomax         31,348,013               85,676
                  Dean E. Taylor           30,925,652              508,037
                  E. James Kock, Jr.       31,351,954               81,735
                  R. King Milling          31,350,960               82,729
                  John G. Phillips         31,346,627               87,062
                  Thomas D. Westfeldt      31,356,548               77,141

Item 5.  Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  The exhibits listed on the accompanying Exhibit Index, located on page 30, are filed (or furnished, as applicable) as part of this report. This Exhibit Index is incorporated herein by reference in response to this Item 6(a).

         (b) Reports on Form 8-K

                  On a Form 8-K dated April 17, 2003, the registrant reported under Items 5 and 12 the release of its financial results for the quarter ended March 31, 2003. The news release covering the financial results was filed as an exhibit under Item 7.

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


                                                          August 14, 2003
                                                          ---------------
                                                               Date

                                  EXHIBIT INDEX

Exhibit           Description
--------------    --------------------------------------------------------------

Exhibit 3.1       Copy of the Company's Composite Charter (filed as Exhibit
                  3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2 Copy of the Company's Bylaws (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).
Exhibit 31.1 Certification by the Company's Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
Exhibit 31.2 Certification by the Company's Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
Exhibit 32 Certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
                                  CERTIFICATION
                                  -------------

        I, William L. Marks, certify that:

        1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2003 of Whitney Holding Corporation;
        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         /s/William L. Marks
         --------------------------
         William L. Marks
         Chief Executive Officer
         Date:    August 14, 2003
              --------------------

Exhibit 31.2
                                  CERTIFICATION
                                  -------------

        I, Thomas L. Callicutt, Jr., certify that:

        1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2003 of Whitney Holding Corporation;
        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         /s/Thomas L. Callicutt, Jr.
         ---------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer
         Date:    August 14, 2003
              ---------------------

Exhibit 32

                Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Each of the undersigned officers of Whitney Holding Corporation (the "Company"), in the capacities and dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,

         (1) the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   August 14, 2003                   By:/s/William L. Marks
      ---------------------                   ----------------------------------
                                              William L. Marks
                                              Chairman of the Board and
                                              Chief Executive Officer


Dated:   August 14, 2003                   By:/s/Thomas L. Callicutt, Jr.
      ---------------------                   ----------------------------------
                                              Thomas L. Callicutt, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer