Form 10-Q
period 2003-09-30
WHITNEY HOLDING CORP
filed 2003-11-14
CIK 106926

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


For the quarterly period ended September 30, 2003  Commission file number 0-1026


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

                                 (504) 586-7272
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                   -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 31, 2003
           -----                                 -------------------------------
Common Stock, no par value                                  40,387,588

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------
PART I.  Financial Information

              Item 1: Financial Statements:
                        Consolidated Balance Sheets                            1
                        Consolidated Statements of Income                      2
                        Consolidated Statements of Changes in
                          Shareholders' Equity                                 3
                        Consolidated Statements of Cash Flows                  4
                        Notes to Consolidated Financial Statements             5
                        Selected Financial Data                               10

              Item 2: Management's Discussion and Analysis of
                        Financial Condition and Results of Operations         11

              Item 3: Quantitative and Qualitative Disclosures
                        about Market Risk                                     26

              Item 4: Controls and Procedures                                 26

--------------------------------------------------------------------------------
PART II. Other Information

              Item 1: Legal Proceedings                                       27

              Item 2: Changes in Securities and Use of Proceeds               27

              Item 3: Defaults upon Senior Securities                         27

              Item 4: Submission of Matters to a Vote of
                        Security Holders                                      27

              Item 5: Other Information                                       27

              Item 6: Exhibits and Reports on Form 8-K                        27


--------------------------------------------------------------------------------
Signature                                                                     28

Exhibit Index                                                                 29

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
                                     WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                        September 30  December 31
   (dollars in thousands)                                                                   2003          2002
------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from financial institutions                                             $   282,619   $   326,124
   Federal funds sold and short-term investments                                             72,913         4,327
   Loans held for sale                                                                       32,916        65,572
   Investment in securities
        Securities available for sale                                                     1,766,695     1,773,591
        Securities held to maturity, fair values of  $211,414 and $209,506, respectively    205,480       202,107
------------------------------------------------------------------------------------------------------------------
           Total investment in securities                                                 1,972,175     1,975,698
   Loans, net of unearned income                                                          4,669,536     4,455,412
        Allowance for loan losses                                                           (61,401)      (66,115)
------------------------------------------------------------------------------------------------------------------
           Net loans                                                                      4,608,135     4,389,297
------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                              147,328       151,620
   Goodwill                                                                                  69,164        69,164
   Other intangible assets                                                                   24,765        28,807
   Accrued interest receivable                                                               27,863        28,649
   Other assets                                                                              72,463        58,623
------------------------------------------------------------------------------------------------------------------
             Total assets                                                               $ 7,310,341   $ 7,097,881
------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                                  $ 1,815,163   $ 1,692,939
   Interest-bearing deposits                                                              4,149,094     4,089,940
------------------------------------------------------------------------------------------------------------------
             Total deposits                                                               5,964,257     5,782,879
------------------------------------------------------------------------------------------------------------------

   Short-term and other borrowings                                                          449,374       453,415
   Accrued interest payable                                                                   5,051         7,383
   Accrued expenses and other liabilities                                                    60,614        53,721
------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                            6,479,296     6,297,398
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
       Authorized - 100,000,000 shares
       Issued - 40,354,170 and 40,067,783 shares, respectively                                2,800         2,800
   Capital surplus                                                                          177,433       167,235
   Retained earnings                                                                        645,720       607,235
   Accumulated other comprehensive income                                                    14,456        30,104
   Treasury stock at cost                                                                         -             -
   Unearned restricted stock compensation                                                    (9,364)       (6,891)
------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                     831,045       800,483
------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                                 $ 7,310,341   $ 7,097,881
------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended           Nine Months Ended
                                                                  September 30                September 30
----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                2003            2002          2003          2002
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                               $ 63,147       $ 67,742       $190,526      $207,202
  Interest and dividends on investments
    Mortgage-backed securities                               11,382         14,258         37,487        42,114
    U.S. agency securities                                    4,449          5,209         12,323        17,211
    U.S. Treasury securities                                  1,980          1,588          5,465         4,545
    Obligations of states and political subdivisions          2,225          1,622          6,382         5,050
    Other securities                                            414            620          1,443         1,824
  Interest on federal funds sold and short-term investments     259            789            652         4,239
----------------------------------------------------------------------------------------------------------------
    Total interest income                                    83,856         91,828        254,278       282,185
----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                        8,875         16,932         32,569        57,413
  Interest on short-term and other borrowings                   698            932          2,110         3,027
----------------------------------------------------------------------------------------------------------------
    Total interest expense                                    9,573         17,864         34,679        60,440
----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                          74,283         73,964        219,599       221,745
PROVISION FOR LOAN LOSSES                                    (4,000)         1,500         (3,500)        7,000
----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                            78,283         72,464        223,099       214,745
----------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                         9,698          9,539         28,325        28,682
  Secondary mortgage market operations                        3,373          2,069          9,097         5,969
  Credit card income                                          2,272          2,083          6,921         6,010
  Trust service fees                                          1,997          2,130          6,104         6,732
  Other noninterest income                                    5,335          6,474         16,849        15,491
  Securities transactions                                       863            (15)           863           411
----------------------------------------------------------------------------------------------------------------
    Total noninterest income                                 23,538         22,280         68,159        63,295
----------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                      29,096         27,242         85,226        79,399
  Employee benefits                                           6,587          5,576         20,734        16,472
----------------------------------------------------------------------------------------------------------------
    Total personnel expense                                  35,683         32,818        105,960        95,871
  Net occupancy expense                                       5,052          5,208         14,550        15,131
  Equipment and data processing expense                       4,444          4,510         12,967        14,491
  Telecommunication and postage                               2,221          2,140          6,366         6,192
  Legal and professional fees                                 1,463          1,431          4,504         4,601
  Corporate value and franchise taxes                         1,727          1,894          5,253         5,683
  Amortization of intangibles                                 1,290          1,461          4,042         4,384
  Other noninterest expense                                   9,452          8,768         27,629        26,627
----------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                61,332         58,230        181,271       172,980
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   40,489         36,514        109,987       105,060
INCOME TAX EXPENSE                                           12,987         12,198         35,265        34,867
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $ 27,502       $ 24,316       $ 74,722      $ 70,193
----------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                       $ .69          $ .61         $ 1.87        $ 1.76
  Diluted                                                       .68            .60           1.85          1.75
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                  39,993,350     40,050,014     39,882,839    39,894,294
  Diluted                                                40,383,047     40,244,282     40,320,434    40,129,111
CASH DIVIDENDS PER SHARE                                      $ .30          $ .27          $ .90         $ .81
----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                           Accumulated               Unearned
                                                                              Other                 Restricted
(dollars in thousands,                  Common     Capital    Retained    Comprehensive   Treasury     Stock
  except per share data)                 Stock     Surplus    Earnings        Income        Stock   Compensation    Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            $ 2,800   $ 154,397   $ 556,241      $ 10,104        $ -      $ (5,654)  $ 717,888
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -           -      70,193             -          -             -      70,193
  Other comprehensive income:
    Unrealized net holding gain on
      securities, net of reclassification
      adjustments and taxes                   -           -           -        18,081          -             -      18,081
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -           -      70,193        18,081          -             -      88,274
---------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.81 per share                -           -     (32,321)            -          -             -     (32,321)
Stock issued to dividend reinvestment
   and employee retirement plans              -       1,065           -             -          -             -       1,065
Long-term incentive plan stock activity:
  Restricted grants and related activity      -       3,923           -             -       (243)       (1,961)      1,719
  Options exercised                           -       5,312           -             -         31             -       5,343
Directors' compensation plan
  stock activity                              -         123           -             -        212             -         335
Stock transactions, pooled entities           -         287           -             -          -             -         287
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002           $ 2,800   $ 165,107   $ 594,113      $ 28,185        $ -      $ (7,615)  $ 782,590
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            $ 2,800   $ 167,235   $ 607,235      $ 30,104        $ -      $ (6,891)  $ 800,483
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -           -      74,722             -          -             -      74,722
  Other comprehensive income:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                   -           -           -       (15,648)         -             -     (15,648)
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -           -      74,722       (15,648)         -             -      59,074
---------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.90 per share                -           -     (36,237)            -          -             -     (36,237)
Stock issued to dividend reinvestment
   and employee retirement plans              -         832           -             -        487             -       1,319
Long-term incentive plan stock activity:
  Restricted grants and related activity      -       6,460           -             -     (1,084)       (2,473)      2,903
  Options exercised                           -       2,481           -             -        430             -       2,911
Directors' compensation plan
  stock activity                              -         425           -             -        167             -         592
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003           $ 2,800   $ 177,433   $ 645,720      $ 14,456        $ -      $ (9,364)  $ 831,045
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                              Nine Months Ended
                                                                                                September 30
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                       2003           2002
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                              $ 74,722       $ 70,193
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment                           9,924         11,895
      Amortization of purchased intangibles                                                  4,042          4,384
      Restricted stock compensation earned                                                   4,276          3,733
      Premium amortization (discount accretion), net                                         6,987          2,565
      Provision for losses on loans and foreclosed assets                                   (3,452)         7,074
      Net gains on sales of foreclosed assets and surplus property                            (777)        (1,216)
      Net gains on sales of investment securities                                             (863)          (411)
      Deferred tax benefit                                                                    (769)            (4)
      Net decrease in loans originated and held for sale                                     5,195         32,467
      Increase in accrued income taxes                                                       3,591            359
      Decrease in accrued interest receivable and prepaid expenses                           1,741          1,570
      Increase (decrease) in accrued interest payable and other accrued expenses             4,887         (2,960)
------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                          109,504        129,649
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                        20,063         32,245
  Purchases of investment securities held to maturity                                      (23,819)             -
  Proceeds from maturities of investment securities available for sale                     591,752        385,563
  Proceeds from sales of investment securities available for sale                          278,752         56,375
  Purchases of investment securities available for sale                                   (893,220)      (669,581)
  Net (increase) decrease in loans                                                        (187,453)       108,871
  Net (increase) decrease in federal funds sold and short-term investments                 (68,586)       324,267
  Proceeds from sales of foreclosed assets and surplus property                              4,459         10,198
  Purchases of bank premises and equipment                                                  (6,942)        (5,577)
  Other, net                                                                               (12,051)         4,676
------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                   (297,045)       247,037
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction account and savings account deposits              228,776        (32,973)
  Net decrease in time deposits                                                            (47,398)      (227,315)
  Net decrease in short-term and other borrowings                                           (4,041)       (88,075)
  Proceeds from issuance of common stock                                                     4,367          6,038
  Purchases of common stock                                                                 (1,528)        (2,256)
  Cash dividends                                                                           (36,140)       (32,089)
------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                    144,036       (376,670)
------------------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                                       (43,505)            16
    Cash and cash equivalents at beginning of period                                       326,124        271,512
------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                           $ 282,619      $ 271,528
------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                       $ 255,064      $ 285,369

Cash paid during the period for:
   Interest expense                                                                       $ 37,011       $ 67,194
   Income taxes                                                                             31,600         33,100

Noncash investing activities:
   Foreclosed assets received in settlement of loans                                       $ 2,137        $ 2,652
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

NOTE 2 - EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share were as follows:

---------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended              Nine Months Ended
                                                              September 30                  September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2003            2002           2003            2002
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                         $27,502         $24,316        $74,722         $70,193
     Effect of dilutive securities                           -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $27,502         $24,316        $74,722         $70,193
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted-average shares outstanding             39,993,350      40,050,014     39,882,839      39,894,294
     Effect of potentially dilutive securities
       and contingently issuable shares                 389,697         194,268        437,595         234,817
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      40,383,047      40,244,282     40,320,434      40,129,111
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.69            $.61          $1.87           $1.76
     Diluted                                                .68             .60           1.85            1.75
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                              162,750         597,075        463,824         366,795
---------------------------------------------------------------------------------------------------------------

NOTE 3 - STOCK-BASED INCENTIVE COMPENSATION
         Whitney maintains two incentive compensation plans that incorporate stock-based compensation, one for key employees and one for directors. During June 2003, annual stock-based compensation awards were made under each of these plans as follows:

--------------------------------------------------------------------------------
                                               Stock Grant    Stock Option Award
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)          Market           Exercise
                                             Shares     Value   Shares    Price
--------------------------------------------------------------------------------

Long-term incentive plan for key employees  149,125    $5,020   411,000   $33.67
Directors' compensation plan                  6,750      $216    45,000   $31.99
--------------------------------------------------------------------------------

         Employees forfeit their stock grants if they terminate employment within three years of the award date and they are prohibited from transferring or otherwise disposing of the shares received during this period. In addition, the employee grants can be adjusted based on Whitney's financial performance over the restriction period in relation to that of a designated peer group. Depending on the performance adjustment, the actual number of shares that vest can range from 0% to 200% of the initial grants. Compensation expense, initially measured as the market value of the restricted shares on the grant date, is recognized ratably over the restriction period. Periodic adjustments are made to reflect changes in the expected performance adjustment and in the market value of the Company's stock. The directors' shares are awarded without any significant restrictions and are not subject to adjustment.
         The stock options are fixed awards. The exercise price for options is set at the market price for Whitney's stock on the grant date. All options are fully exercisable after six months from the grant date and expire after ten years. Unexercised options are subject to earlier expiration if a recipient terminates service with the Company.
         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for all stock-based compensation, among other provisions. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion (APB) No. 25 and related interpretations to measure and recognize stock-based compensation expense. Under this Opinion, Whitney recognizes no compensation expense with respect to fixed awards of stock options. The Company grants options with an exercise price equal to the stock's market price. As such, the options have no intrinsic value on the award date, which is also the measurement date for compensation expense. The compensation expense recognized under APB No. 25 for the Company's performance-based restricted stock grants reflects their fair value, but the timing of when fair value is determined and the method of allocating expense over time differ in certain respects from what is required under SFAS No. 123, as amended.

         The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and recognize stock-based compensation expense for all awards.

---------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended              Nine Months Ended
                                                           September 30                   September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)          2003             2002           2003           2002
---------------------------------------------------------------------------------------------------------------
Net income                                           $27,502          $24,316        $74,722        $70,193
Stock-based compensation expense included
  in net income, net of related tax effects              937              726          2,779          2,426
Stock-based compensation expense determined
  under SFAS No. 123, net of related tax effects        (803)            (621)        (5,189)        (4,842)
---------------------------------------------------------------------------------------------------------------
Pro forma net income                                 $27,636          $24,421        $72,312        $67,777
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                $.69             $.61          $1.87          $1.76
     Basic - pro forma                                   .69              .61           1.81           1.70
     Diluted - as reported                               .68              .60           1.85           1.75
     Diluted - pro forma                                 .68              .61           1.79           1.69
---------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options awarded                                         $6.55          $7.91
---------------------------------------------------------------------------------------------------------------

         The fair values of the stock options were estimated as of the grant dates using the Black-Sholes option-pricing model. The estimated option value totaled $3.0 million for the 2003 award and $3.4 million for the 2002 award. If expensed, the after-tax impact would have been to reduce net income by $2.6 million in 2003 and $3.0 million in 2002. This impact is reflected in the year-to-date pro forma information in the table above. The Company made the following significant assumptions in applying the option-pricing model: (a) an expected annualized volatility for Whitney's common stock of 25.55% in 2003 and 25.25% in 2002; (b) an average option life of seven years; (c) an expected annual dividend yield of 3.56% in 2003 and 3.44% in 2002; and (d) a weighted-average risk-free interest rate of 3.01% in 2003 and 4.94% in 2002.

NOTE 4 - CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney's financial condition, results of operations or cash flows.

NOTE 5 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES
         To meet the financing needs of its customers, Whitney National Bank (the "Bank") issues financial instruments which represent conditional obligations that are not recognized on the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.
         Commitments under loan facilities, including credit card and related lines, obligate the Bank to make loans to customers as long as there is no violation of the conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' commercial or public financing arrangements and to help customers demonstrate the financial capacity required to obtain essential goods and services, such as insurance services. The majority of standby letters of credit at September 30, 2003 have a term of one year or less.
         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. Because loan commitments and letters of credit may, and many times do, expire without being drawn upon, however, the contractual amounts should not be understood to represent expected future funding requirements. The Bank follows its standard credit policies in making loan commitments and issuing letters of credit and requires collateral support if warranted. The collateral required could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.
         A summary of off-balance-sheet financial instruments follows:

                                                   September 30      December 31
(dollars in thousands)                                2003              2002
--------------------------------------------------------------------------------
Commitments to extend credit                       $1,760,209        $1,532,160
Standby and other letters of credit                   301,080           263,220
Credit card and related lines                         383,520           338,463
--------------------------------------------------------------------------------


NOTE 6 - COMPREHENSIVE INCOME
         Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. Whitney's comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended           Nine Months Ended
                                                             September 30                 September 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     2003           2002         2003           2002
-------------------------------------------------------------------------------------------------------------
Net income                                               $27,502        $24,316      $74,722        $70,193
Other comprehensive income:
  Unrealized holding gain (loss) on securities,
    net of reclassification adjustments and taxes        (12,535)         8,564      (15,648)        18,081
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                     $14,967        $32,880      $59,074        $88,274
-------------------------------------------------------------------------------------------------------------

 NOTE 7 - ACCOUNTING PRONOUNCEMENTS
         In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The issuer of financial instruments that fall within the scope of this statement, many of which were previously classified as equity, must now classify these financial instruments as liabilities (or assets in certain circumstances). Such instruments include equity shares with mandatory redemption features, and instruments, other than outstanding equity shares, that represent an obligation to repurchase equity shares or an obligation that must or may be settled by issuing a variable number of equity shares. Whitney has issued no financial instruments that fall within the scope of SFAS No. 150.
         In late 2002 and early 2003 the FASB issued two interpretations of existing accounting principles. FASB Interpretation (FIN) No. 45 elaborated on disclosures an entity should make about its obligations under certain guarantees and clarified that a guarantor should recognize a liability for the fair value of the obligations when a guarantee is first issued. The only significant guarantees issued by Whitney that have been identified as subject to the guidance in FIN No. 45 are its standby letters of credit. Note 5 provides information, including the FIN No. 45 disclosures, on these and other guarantees and off-balance-sheet financial instruments. The requirement to recognize a liability was effective for those guarantees issued or modified beginning in 2003. Given the current volume and type of guarantees issued, the liability recorded at September 30, 2003 was insignificant.
         FIN No. 46 was issued in response to perceived weaknesses in the accounting for special-purpose entities, in particular the possibility that a controlling financial interest in such an entity might not result in consolidation of the entity with the holder of the interest. The specific entities to which FIN No. 46 refers are called "variable interest entities," and the interpretation explains how to identify a variable interest entity and how an enterprise should assess its interest in such an entity to decide whether consolidation is appropriate. Whitney has no interests that would require consolidation under the guidance of FIN No. 46.

                                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                SELECTED FINANCIAL DATA
                                                       (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine Months Ended
                                                    Third          Second         Third             September 30
                                                   Quarter         Quarter       Quarter   -----------------------------
(dollars in thousands, except per share data)        2003           2003           2002          2003           2002
-----------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                   $7,310,341     $7,284,531     $6,965,871    $7,310,341     $6,965,871
  Earning assets                                  6,747,540      6,714,784      6,424,172     6,747,540      6,424,172
  Loans                                           4,669,536      4,628,728      4,373,326     4,669,536      4,373,326
  Investment in securities                        1,972,175      2,009,226      1,853,219     1,972,175      1,853,219
  Deposits                                        5,964,257      5,960,436      5,689,872     5,964,257      5,689,872
  Shareholders' equity                              831,045        825,610        782,590       831,045        782,590
-----------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                   $7,293,393     $7,191,244     $6,883,963    $7,187,081     $7,036,546
  Earning assets                                  6,772,338      6,686,717      6,373,798     6,670,593      6,507,286
  Loans                                           4,620,970      4,564,160      4,326,383     4,549,576      4,356,944
  Investment in securities                        1,974,230      1,997,090      1,849,743     1,982,290      1,803,432
  Deposits                                        5,949,378      5,898,219      5,634,831     5,870,668      5,780,268
  Shareholders' equity                              822,678        824,584        773,326       819,578        750,087
-----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                   $83,856        $84,385        $91,828      $254,278       $282,185
  Interest expense                                    9,573         11,863         17,864        34,679         60,440
  Net interest income                                74,283         72,522         73,964       219,599        221,745
  Net interest income (TE)                           75,696         73,857         75,162       223,769        225,376
  Provision for loan losses                          (4,000)             -          1,500        (3,500)         7,000
  Noninterest income, excluding
    securities transactions                          22,675         23,126         22,295        67,296         62,884
  Securities transactions                               863              -            (15)          863            411
  Noninterest expense                                61,332         60,645         58,230       181,271        172,980
  Net income                                         27,502         23,750         24,316        74,722         70,193
-----------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                             1.50%          1.32%          1.40%         1.39%          1.33%
  Return on average shareholders' equity              13.26          11.55          12.47         12.19          12.51
  Net interest margin                                  4.45           4.43           4.69          4.48           4.63
  Average loans to average deposits                   77.67          77.38          76.78         77.50          75.38
  Efficiency ratio                                    62.35          62.53          59.75         62.28          60.01
  Allowance for loan losses to loans                   1.31           1.43           1.56          1.31           1.56
  Nonperforming assets to loans plus foreclosed assets
    and surplus property                                .73            .87            .95           .73            .95
  Net annualized charge-offs (recoveries) to
    average loans                                       .07           (.03)           .46           .04            .32
  Average shareholders' equity to average assets      11.28          11.47          11.23         11.40          10.66
  Shareholders' equity to total assets                11.37          11.33          11.23         11.37          11.23
  Leverage ratio                                      10.04           9.91           9.65         10.04           9.65
-----------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
    Basic                                              $.69           $.60           $.61         $1.87          $1.76
    Diluted                                             .68            .59            .60          1.85           1.75
  Dividends
    Cash dividends per share                           $.30           $.30           $.27          $.90           $.81
    Dividend payout ratio                             44.01%         50.93%         44.43%        48.50%         46.05%
  Book Value Per Share                               $20.59         $20.48         $19.56        $20.59         $19.56
  Trading Data
    High closing price                               $35.74         $34.07         $34.00        $35.74         $38.52
    Low closing price                                 31.94          31.67          28.09         31.62          28.09
    End-of-period closing price                       34.00          32.00          32.08         34.00          32.08
    Trading volume                                5,300,892      8,201,397      5,078,531    19,847,169     16,152,515
  Average Shares Outstanding
    Basic                                        39,993,350     39,867,549     40,050,014    39,882,839     39,894,294
    Diluted                                      40,383,047     40,360,070     40,244,282    40,320,434     40,129,111
-----------------------------------------------------------------------------------------------------------------------
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the "Company" or "Whitney") and on their results of operations during the third quarters of 2003 and 2002 and during the nine-month periods through September 30 in each year. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the "Bank"). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company's 2002 annual report on Form 10-K.
         Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW
         Whitney earned $.69 per basic share, or $27.5 million, in the third quarter of 2003, including the impact of a $4 million pretax negative provision for loan losses ($2.6 million after tax or $.07 per share). These quarterly results represented a 13% increase from the $.61 per basic share, or $24.3 million, earned in the third quarter of 2002. Year-to-date earnings in 2003 of $1.87 per basic share, or $74.7 million, were 6% higher than year-to-date earnings in 2002 on both a per-share and dollar basis.
         Selected highlights from the third quarter's results follow:
         o Positive developments on several larger problem credit relationships and a favorable direction to overall credit quality during the quarter helped reduce the allowance for loan losses needed at September 30, 2003 to a level $4.8 million below that at June 30, 2003. This reduction led to a $4 million negative provision for loan losses in the third quarter of 2003, compared to no provision in 2003's second quarter and a provision of $1.5 million in the third quarter of 2002.
         o Whitney's net interest income (TE) increased 1%, or $.5 million, from the third quarter of 2002, as the favorable impact of 6% growth in earning assets between these periods was largely offset by compression in the net interest margin (TE). The longstanding environment of low market rates continued to exert pressure on the margin in the third quarter of 2003, although an improved mix of funding sources provided some relief.
         o Noninterest income, excluding securities transactions, increased 2%, or $.4 million, from the third quarter of 2002. Excluding net gains on dispositions of surplus banking property and foreclosed assets, noninterest income was 8%, or $1.6 million, higher than in the year-earlier quarter. Income from secondary mortgage market operations, which increased 63%, or $1.3 million, was the major contributor. Low rates have stimulated the refinancing of home mortgages and helped sustain demand for new home purchases.
         o Noninterest expense increased 5%, or $3.1 million, from the 2002's third quarter. Total personnel expense was up 9%, or $2.9 million, reflecting, in part, higher levels of incentive pay and a rise in the cost of retirement benefits. Most other major expense categories compared favorably with the third quarter of 2002.

FORWARD-LOOKING STATEMENTS
         This discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to, (a) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (b) comments about the performance of Whitney's net interest income and net interest margin assuming certain future conditions, (c) discussion of the settlement of a dispute between Visa USA and merchants and its expected impact on Whitney, (d) comments about possible future levels of income from secondary mortgage market operations, and (e) comments on changes or trends in expense levels for retirement benefits and for equipment and data processing.
         Forward-looking statements, which Whitney makes in good faith, are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement. Some of the more important assumptions include:
         o expectations about overall economic strength and the performance of the economies in Whitney's market area,
         o expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,
         o reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers, and
         o expectations regarding the nature and level of competition, changes in customer behavior and preferences, and Whitney's ability to execute its plans to respond effectively.
         Because it is uncertain whether future conditions and events will confirm these assumptions, there is a risk that Whitney's future results will differ materially from what is stated in or implied by such forward-looking statements. Whitney cautions the reader to consider this risk.
         Whitney undertakes no obligation to update any forward-looking statement included in this discussion, whether as a result of new information, future events or developments, or for any other reason.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
         Total loans increased $214 million, or close to 5%, from year-end 2002 to the end of 2003's third quarter, and were up 7%, or $296 million, from the end of 2002's third quarter. Beginning in the latter half of 2002, the commercial loan portfolio has shown some steady growth, with strong support from new customer development. Partly offsetting this growth was a decrease in the residential mortgage loan portfolio, prompted by refinancing activity and management's continuing decision to sell most current production in the secondary market. At the end of 2002, management also decided to market a portfolio of affordable-housing loans, reclassifying this portfolio as held for sale.
         Table 2, which is based on regulatory reporting codes, shows loan balances at September 30, 2003 and at the end of the four prior quarters.

TABLE 2.  LOANS
---------------------------------------------------------------------------------------------------------------
                                                      2003                                   2002
------------------------------------------------------------------------------  -------------------------------
(dollars in thousands)            September 30       June 30         March 31       December 31   September 30
---------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural loans             $2,041,629      $2,022,159      $1,957,036        $1,917,859     $1,813,474
Real estate loans -
    commercial and other            1,705,289       1,667,838       1,617,929         1,584,099      1,562,303
Real estate loans -
    retail mortgage                   610,795         615,742         630,519           638,703        683,669
Loans to individuals                  311,823         322,989         319,952           314,751        313,880
---------------------------------------------------------------------------------------------------------------
    Total loans                    $4,669,536      $4,628,728      $4,525,436        $4,455,412     $4,373,326
---------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, was up 6%, or $124 million, at September 30, 2003, compared to year-end 2002, and has grown 13%, or $228 million, from the end of the year-earlier quarter. Overall the portfolio remained well-diversified, with customers in a wide range of industries, including oil and gas exploration and production, marine transportation, wholesale and retail trade in and manufacture of various durable and nondurable products, financial services, and professional services. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2002. Outstanding loans to oil and gas industry customers were approximately 9% of total loans at the end of 2003's third quarter, the same as at year-end 2002. Whitney's customer base in this industry mainly provides transportation and other services and products to support exploration and production activities, but the Bank has seen increased lending opportunities in the exploration and production sector during 2003.
         Outstanding balances under participations in larger shared-credit loan commitments totaled $329 million at the end of 2003's third quarter compared to approximately $300 million at year-end 2002, including approximately $139 million and $118 million, respectively, related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.
         The commercial real estate portfolio, which includes loans secured by properties used in commercial or industrial operations, grew 8%, or $121 million, from December 31, 2002, and has increased 9%, or $143 million, since the end of the third quarter of 2002. Whitney has been able to develop new business in this highly competitive market, including increased activity at its

Houston operations. The growth achieved through new business development has in part been offset by expected paydowns on and permanent takeouts of seasoned projects.
         The impact of refinancings and the continuing policy of selling most retail mortgage production was evident in the 11%, or $73 million, decrease in the retail mortgage loan portfolio from September 30, 2002. Increased promotion of tailored mortgage products that are held in the portfolio helped limit the decrease in this portfolio segment to $28 million from year-end 2002.

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended           Nine Months Ended
                                                             September 30                 September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                    2003           2002          2003          2002
---------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                      $66,243        $71,667       $66,115       $71,633
Provision for loan losses charged to operations          (4,000)         1,500        (3,500)        7,000
Loans charged to the allowance:
     Commercial, financial and agricultural              (1,241)          (644)       (6,059)       (5,267)
     Real estate - commercial and other                    (396)        (3,927)         (694)       (5,022)
     Real estate - retail mortgage                         (209)        (1,038)         (532)       (1,573)
     Individuals                                           (582)          (682)       (1,999)       (2,464)
---------------------------------------------------------------------------------------------------------------
         Total charge-offs                               (2,428)        (6,291)       (9,284)      (14,326)
---------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural                 429            737         1,563         1,930
     Real estate - commercial and other                     652             87         3,291           381
     Real estate - retail mortgage                           33             99         1,780           274
     Individuals                                            472            441         1,436         1,348
---------------------------------------------------------------------------------------------------------------
         Total recoveries                                 1,586          1,364         8,070         3,933
---------------------------------------------------------------------------------------------------------------
Net charge-offs                                            (842)        (4,927)       (1,214)      (10,393)
---------------------------------------------------------------------------------------------------------------
Balance at the end of period                            $61,401        $68,240       $61,401       $68,240
---------------------------------------------------------------------------------------------------------------
Ratios:
     Net annualized charge-offs to average loans            .07%           .46%          .04%          .32%
     Gross annualized charge-offs to average loans          .21            .58           .27           .44
     Recoveries to gross charge-offs                      65.32          21.68         86.92         27.45
     Allowance for loan losses to loans at period end      1.31           1.56          1.31          1.56
---------------------------------------------------------------------------------------------------------------

         Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in its estimate of probable loan losses which is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to expense. Positive developments on several larger problem credit relationships and a favorable direction to overall credit quality during the quarter helped reduce the allowance for loan losses needed at September 30, 2003 to a level $4.8 million below that at June 30, 2003 and $4.7 million below the level at December 31, 2002. Table 3 above compares third quarter 2003 activity in the allowance for loan losses with the third quarter of 2002 and also compares nine-month activity for each year.
         Net charge-offs were a moderate $.8 million in the third quarter of 2003 following a small net recovery in 2003's second quarter. For the first nine months of 2003, net charge-offs totaled only $1.2 million. In 2002, net charge-offs totaled $4.9 million in the third quarter and $10.4 million for the year-to-date period.

TABLE 4.  NONPERFORMING ASSETS
--------------------------------------------------------------------------------------------------------------
                                                                2003                           2002
------------------------------------------------------------------------------------- ------------------------
                                                   September     June        March       December   September
(dollars in thousands)                                30          30           31           31         30
--------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis          $30,533      $35,622     $41,050      $37,959     $38,663
Restructured loans                                     215          224         243          336         347
--------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        30,748       35,846      41,293       38,295      39,010
Foreclosed assets and surplus property               3,255        4,556       3,283        3,854       2,543
--------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                      $34,003      $40,402     $44,576      $42,149     $41,553
--------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing               $2,725       $3,445      $3,926       $5,817      $9,532
--------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property       .73%         .87%        .98%         .95%        .95%
   Allowance for loan losses to
     nonperforming loans                            199.69       184.80      159.54       172.65      174.93
   Loans 90 days past due still accruing to
     loans                                             .06          .07         .09          .13         .22
--------------------------------------------------------------------------------------------------------------

         Table 4 above shows total nonperforming assets at September 30, 2003 and at the end of the preceding four quarters. The payoff of a larger credit previously categorized as impaired was a major factor in the $5 million reduction in total nonperforming loans from the end of 2003's second quarter. Nonperforming loans, which are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment, decreased $7.5 million from the end of 2002. The allowance required for impaired loans at September 30, 2003, was $1.5 million below the level determined at June 30, 2003 and $2.8 million below the level at December 31, 2002.
         The payoff of a larger impaired loan mentioned earlier and improved outlooks for several other larger credits contributed to an $18 million reduction, to $114 million, in the total of loans internally classified as having well-defined weaknesses or doubtful prospects for full repayment from the end of the second quarter of 2003. Such loans were down $20 million from the end of 2002. Criticized loans at September 30, 2003 included $85 million of loans warranting special attention, $104 million of loans identified as having well-defined weaknesses that would likely result in some loss if not corrected, and $10 million of loans whose full repayment is in doubt. The total of criticized loans at September 30, 2003 was up slightly from June 30, 2003 and $6 million higher than the level at year-end 2002. There have been no significant trends relating to industries or markets underlying the changes in nonperforming and criticized loans.

INVESTMENT IN SECURITIES
         At September 30, 2003, total securities were $1.97 billion, compared to $1.98 billion at December 31, 2002 and $1.85 billion at September 30, 2002. During 2002, management directed excess liquidity from strong deposit flows and restrained loan demand to the investment portfolio. With continued demand for deposit products and some more recent steady growth in the loan portfolio, the investment portfolio has been maintained at a fairly stable level during 2003. Short-term liquidity investments, including federal funds sold, totaled $73 million at the end of 2003's third quarter, compared to $171 million at September 30, 2002.
         Securities available for sale constituted 90% of the total investment portfolio at September 30, 2003. The quarter-end net unrealized gain on this portfolio segment totaled $22 million, or 1.3% of amortized cost, compared to a gain of $46 million, or 2.7% of amortized cost, at year-end 2002. The reduction in the net unrealized gain is consistent with some recent upward movement in market interest rates and the corresponding decline in fixed-income security prices.
         During the third quarter of 2003, Whitney sold $276 million in mortgage-backed securities experiencing accelerated prepayments and repositioned the proceeds in other mortgage-backed issues with a higher and more stable yield and duration more consistent with overall investment and asset/liability management strategies.
         The Company does not normally maintain a trading portfolio, although the Bank holds generally immaterial balances of trading account securities for short periods while buying and selling securities for customers. Such securities are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
         At September 30, 2003, deposits were 3%, or $181 million, above the level at December 31, 2002. Many of the factors that prompted the increased availability of deposit funds in 2001 and 2002 have continued to influence customer behavior throughout 2003. Compared to the year-earlier quarter, average deposits were up 6%, or $315 million, in the third quarter of 2003. Short-term and other borrowings, the major part of which represents liabilities under repurchase agreements with customers, were little changed from year-end 2002, but were up 12%, or $47 million, on average in the third quarter of 2003 compared to the year-earlier quarter.
         Deposit pricing strategies implemented during 2002 and sustained demand for deposit products helped improve the mix of deposits throughout that year, and these improvements have been preserved in 2003. Higher-cost time deposits for the third quarter of 2003 were 7%, or $105 million, below 2002's third quarter on average, with some funds flowing to other deposit products. Total lower-cost deposits increased 10%, or $420 million, on average, between these periods, with noninterest-bearing demand deposits up 13%, or $206 million, and deposits in lower-cost interest-bearing products up 9%, or $214 million.
         Average money market deposits grew 8%, or $100 million, compared to 2002's third quarter; and regular savings deposits were also up 8%, or $42 million, at least temporarily continuing the reversal of a trend away from this more traditional deposit product. NOW account deposits increased 11%, or $71 million, on average.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         At September 30, 2003, shareholders' equity totaled $831 million compared to $800 million at year-end 2002. The main factors in this net increase were earnings, net of dividends declared, of approximately $38 million, and a $16 million decrease in the tax-effected net unrealized holding gain on securities available for sale. The reduction in the net unrealized securities gain in the third quarter of 2003 led to an overall decrease in average shareholders' equity in that period compared to the 2003's second quarter. Whitney's dividend payout ratio of 49% for the first nine months of 2003 was up slightly from 47% for the full year in 2002.
         The ratios in Table 5 indicate that the Company remained strongly capitalized at September 30, 2003. The increase in risk-weighted assets since year-end 2002 mainly reflects loan growth.

TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                     September 30          December 31
(dollars in thousands)                                  2003                  2002
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                              $722,660              $672,408
Tier 2 regulatory capital                                61,401                66,115
--------------------------------------------------------------------------------------------
Total regulatory capital                               $784,061              $738,523
--------------------------------------------------------------------------------------------
Risk-weighted assets                                 $5,536,831            $5,301,764
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)            10.04%                 9.76%
   Tier 1 capital to risk-weighted assets                 13.05                 12.68
   Total capital to risk-weighted assets                  14.16                 13.93
   Shareholders' equity to total assets                   11.37                 11.28
--------------------------------------------------------------------------------------------

         The regulatory capital ratios for Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its regulatory agency.

LIQUIDITY
         The object of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.
         On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Borrowings discusses changes in these liability funding sources in the third quarter of 2003. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.
         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2003 and 2002.
         The Bank had over $1.7 billion in unfunded loan commitments, excluding personal credit lines, outstanding at September 30, 2003, an increase of $228 million from 2002's year-end. Note

5 details these and other unfunded commitments at September 30, 2003 and December 31, 2002. Because loan commitments may, and many times do, expire without being drawn upon, unfunded balances should not be used as a projection of actual future liquidity requirements.

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at the end of 2003's third quarter indicated that Whitney continued to be moderately asset sensitive over the near term, similar to its position at year-end 2002 and throughout that year. Based on these simulations, annual net interest income (TE) would be expected to increase $18 million, or 5.8%, and decrease a comparable amount and percentage, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The comparable simulation run at year-end 2002 produced results that ranged from a positive impact on net interest income (TE) of $13 million, or 4.3%, to a negative impact of $15 million, or 4.9%. The actual impact of changing interest rates on net interest income is dependent on many factors. These include Whitney's ability to achieve growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of repricing of assets and liabilities, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.
         To be able to accommodate the maturity/rate preferences of certain potential borrowers, in the third quarter of 2003 the Bank began to employ interest rate swaps to bring the market risk associated with these longer-duration fixed-rate loans in line with Whitney's asset/liability management objectives. At September 30, 2003, only one swap with a notional amount of $22 million had been executed, essentially converting the related fixed-rate commercial loan into a floating-rate loan. The swap has been structured to be a highly effective hedge against changes in the loan's fair value, and there was no ineffectiveness to be recognized in earnings during the quarter.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Whitney's net interest income (TE) increased 1%, or $.5 million, from the third quarter of 2002. The favorable impact of 6% growth in earning assets was largely offset by compression in the net interest margin (TE) between these periods. Third quarter net interest income (TE) in 2003 was up slightly from the second quarter of 2003.
         As discussed earlier, Whitney is moderately asset sensitive, which implies that its net interest margin would tend to compress in a declining rate environment, holding other factors constant, but tend to widen in a rising rate environment. The net interest margin is net interest income (TE) as a percent of average earning assets. Whitney's net interest margin (TE) remained a healthy 4.45% in 2003's third quarter, but this was down 24 basis points from the year-earlier quarter and little changed from the second quarter of 2003. Tables 6 and 7 show the components of changes in the Company's net interest income and net interest margin.
         The longstanding environment of low market interest rates prevailed again in 2003's third quarter, although there was some upward movement for longer maturities. In this environment, both funding costs and asset yields have trended lower during 2003 as they did throughout 2002. Funding costs decreased 55 basis points between the third quarters of 2002 and 2003, as Whitney implemented deposit pricing strategies in response to market conditions and the mix of funds shifted in favor of noninterest-bearing and lower-cost interest-bearing sources. The rate on interest-bearing deposits other than time deposits decreased by 66 basis points from the third quarter of 2002. Because of their maturity structure, the average rate on time deposits decreased further, falling 94 basis points below the rate in 2002's third quarter.
         The overall yield on average earning assets in the third quarter of 2003 was 79 basis points lower than in 2002's third quarter. The gradual repricing of fixed-rate instruments during this sustained period of low interest rates impacted both loan and investment yields. Pricing discipline on loans helped to limit the decline in loan yields to 87 basis points in the current year's third quarter as compared to the same period in 2002. Low market rates have also stimulated home mortgage refinancing activity leading to significant prepayments and additional repricing opportunities on mortgage-backed securities. The 107 basis point decline in the yield on mortgage-backed securities was the major factor behind the overall 84 basis point decrease in the yield on the investment portfolio. As noted earlier, Whitney sold certain mortgage-backed securities with accelerated prepayments in the third quarter of 2003 and reinvested the proceeds in other mortgage-backed issues with a higher and more stable yield and duration more consistent with overall investment and asset/liability management strategies. The sale generated a gain of approximately $.9 million.
         No significant shift in asset mix accompanied the 6% overall growth in average earning assets compared to the third quarter of 2002. Average loans, including loans held for sale, grew to 69% of earning assets from 68% in the third quarter of 2002. Investment securities held steady at 29% of average earning assets.

TABLE 6.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                      Third Quarter 2003              Second Quarter 2003            Third Quarter 2002
------------------------------------------------------------------------------------------------------------------------------------
                                         Average                         Average                       Average
                                         Balance    Interest  Rate       Balance   Interest  Rate      Balance    Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b),(c)                      $4,697,344   $63,360   5.35%    $4,615,620   $63,844  5.55%    $4,341,830   $68,066    6.22%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities              1,061,425    11,382   4.29      1,198,002    12,417  4.15      1,063,983    14,258    5.36
U.S. agency securities                    460,044     4,449   3.87        368,823     3,722  4.04        428,373     5,209    4.86
U.S. Treasury securities                  209,897     1,980   3.74        197,629     1,872  3.80        156,779     1,588    4.02
Obligations of states and political
     subdivisions (TE)                    201,740     3,425   6.79        186,749     3,147  6.74        144,542     2,496    6.91
Other securities                           41,124       414   4.03         45,887       486  4.24         56,066       620    4.42
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities    1,974,230    21,650   4.38      1,997,090    21,644  4.34      1,849,743    24,171    5.22
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments               100,764       259   1.02         74,007       232  1.25        182,225       789    1.72
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets              6,772,338   $85,269   5.01%     6,686,717   $85,720  5.14%     6,373,798   $93,026    5.80%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                              587,646                         571,934                        582,789
Allowance for loan losses                 (66,591)                        (67,407)                       (72,624)
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                     $7,293,393                      $7,191,244                     $6,883,963
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
         SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                    $ 706,851    $  544    .31%    $  698,456    $  820   .47%    $  635,576   $ 1,179     .74%
Money market deposits                   1,416,716     2,299    .64      1,403,139     3,143   .90      1,316,705     4,854    1.46
Savings deposits                          560,469       380    .27        553,511       655   .47        518,199     1,074     .82
Other time deposits                       790,238     3,236   1.62        813,893     3,793  1.87        890,595     5,865    2.61
Time deposits $100,000 and over           694,675     2,416   1.38        689,112     2,740  1.60        699,707     3,960    2.24
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits   4,168,949     8,875    .84      4,158,111    11,151  1.08      4,060,782    16,932    1.65
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings           457,508       698    .61        408,410       712   .70        410,108       932     .90
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing
        liabilities                     4,626,457    $9,573    .82%     4,566,521   $11,863  1.04%     4,470,890   $17,864    1.59%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
      LIABILITIES AND
      SHAREHOLDERS' EQUITY
Demand deposits                         1,780,429                       1,740,108                      1,574,049
Other liabilities                          63,829                          60,031                         65,698
Shareholders' equity                      822,678                         824,584                        773,326
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
           shareholders' equity        $7,293,393                      $7,191,244                     $6,883,963
------------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                 $75,696    4.45%                $73,857  4.43%                 $75,162    4.69%
Net earning assets and spread          $2,145,881              4.19%   $2,120,196            4.10%    $1,902,908              4.21%
Interest cost of funding earning assets                         .56%                          .71%                            1.11%
------------------------------------------------------------------------------------------------------------------------------------

   (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
   (b) Includes loans held for sale.
   (c) Average balance includes nonaccruing loans of $32,360, $39,189 and $36,984 respectively, in the third and second quarters of 2003 and the third quarter of 2002.



TABLE 6.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                    Nine Months Ended                              Nine Months Ended
(dollars in thousands)                              September 30, 2003                             September 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                            Average                                      Average
                                            Balance         Interest        Rate         Balance          Interest         Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b),(c)                         $4,612,010        $191,259        5.54%      $4,374,482         $208,113         6.36%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                 1,140,588          37,487        4.38        1,006,021           42,114         5.58
U.S. agency securities                       407,201          12,323        4.04          448,853           17,211         5.11
U.S. Treasury securities                     194,940           5,465        3.75          145,010            4,545         4.19
Obligations of states and political
     subdivisions (TE)                       193,417           9,819        6.77          148,838            7,770         6.96
Other securities                              46,144           1,443        4.17           54,710            1,824         4.45
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities       1,982,290          66,537        4.48        1,803,432           73,464         5.43
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments                   76,293             652        1.14          329,372            4,239         1.72
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                 6,670,593        $258,448        5.18%       6,507,286         $285,816         5.87%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                 583,351                                      601,930
Allowance for loan losses                    (66,863)                                     (72,670)
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                        $7,187,081                                   $7,036,546
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
         SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                      $  697,697         $ 2,257         .43%      $  701,560         $  4,487          .85%
Money market deposits                      1,400,583           9,041         .86        1,315,815           14,957         1.52
Savings deposits                             550,867           1,777         .43          512,087            3,118          .81
Other time deposits                          812,606          11,414        1.88          934,907           21,322         3.05
Time deposits $100,000 and over              682,221           8,080        1.58          720,261           13,529         2.51
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits      4,143,974          32,569        1.05        4,184,630           57,413         1.83
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings              435,354           2,110         .65          442,437            3,027          .91
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities   4,579,328         $34,679        1.01%       4,627,067         $ 60,440         1.75%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
      LIABILITIES AND
      SHAREHOLDERS' EQUITY
Demand deposits                            1,726,694                                    1,595,638
Other liabilities                             61,481                                       63,754
Shareholders' equity                         819,578                                      750,087
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
           shareholders' equity           $7,187,081                                   $7,036,546
------------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                         $223,769        4.48%                         $225,376         4.63%
Net earning assets and spread             $2,091,265                        4.17%      $1,880,219                          4.12%
Interest cost of funding earning assets                                      .70%                                          1.24%
------------------------------------------------------------------------------------------------------------------------------------

   (a)Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
   (b)Includes loans held for sale.
   (c)Average balance includes nonaccruing loans of $36,512 and $36,849, respectively, in the first nine months of 2003 and 2002.

TABLE 7. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a),(b)
-------------------------------------------------------------------------------------------------------------------------------
                                                     Third Quarter 2003 Compared to:              Nine Month Ended September 30,
                                            Second Quarter 2003            Third Quarter 2002          2003 Compared to 2002
                                      ----------------------------------------------------------  -----------------------------
                                            Due To                        Due To                       Due To
                                           Change In         Total      Change In        Total        Change In         Total
                                      -------------------   Increase  ---------------   Increase   ----------------    Increase
(dollars in thousands)                  Volume     Rate    (Decrease) Volume     Rate  (Decrease)   Volume    Rate    (Decrease)
-------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE)
Loans (TE)                              $1,337   $(1,821)  $  (484)   $5,215   $(9,921) $(4,706)   $10,869  $(27,723) $(16,854)
-------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities              (1,451)      416    (1,035)      (34)   (2,842)  (2,876)     5,169    (9,796)   (4,627)
U.S. agency securities                     887      (160)      727       363    (1,123)    (760)    (1,494)   (3,394)   (4,888)
U.S. Treasury securities                   132       (24)      108       505      (113)     392      1,439      (519)      920
Obligations of states and political
     subdivisions (TE)                     254        24       278       972       (43)     929      2,268      (219)    2,049
Other securities                           (49)      (23)      (72)     (154)      (52)    (206)      (273)     (108)     (381)
-------------------------------------------------------------------------------------------------------------------------------
     Total investment in securities       (227)      233         6     1,652    (4,173)  (2,521)     7,109   (14,036)   (6,927)
-------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments                 75       (48)       27      (278)     (252)    (530)    (2,496)   (1,091)   (3,587)
-------------------------------------------------------------------------------------------------------------------------------
     Total interest income (TE)          1,185    (1,636)     (451)    6,589   (14,346)  (7,757)    15,482   (42,850)  (27,368)
-------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
NOW account deposits                        10      (286)     (276)      117      (752)    (635)       (25)   (2,205)   (2,230)
Money market deposits                       31      (875)     (844)      337    (2,892)  (2,555)       910    (6,826)   (5,916)
Savings deposits                             8      (283)     (275)       80      (774)    (694)       221    (1,562)   (1,341)
Other time deposits                       (101)     (456)     (557)     (604)   (2,025)  (2,629)    (2,517)   (7,391)   (9,908)
Time deposits $100,000 and over             23      (347)     (324)      (28)   (1,516)  (1,544)      (682)   (4,767)   (5,449)
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits       (29)   (2,247)   (2,276)      (98)   (7,959)  (8,057)    (2,093)  (22,751)  (24,844)
-------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings             84       (98)      (14)       97      (331)    (234)       (48)     (869)     (917)
-------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                 55    (2,345)   (2,290)       (1)   (8,290)  (8,291)    (2,141)  (23,620)  (25,761)
-------------------------------------------------------------------------------------------------------------------------------
     Change in net interest income(TE)  $1,130   $   709   $ 1,839    $6,590   $(6,056) $   534    $17,623  $(19,230) $ (1,607)
-------------------------------------------------------------------------------------------------------------------------------

 (a)   Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
 (b)   The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

         Sustained higher demand for deposit products and the implementation of deposit pricing strategies had a favorable impact on the mix of funding sources in the third quarter of 2003 compared to the year-earlier period. Noninterest-bearing deposits funded 26% of average earning assets in the third quarter of 2003, up from a healthy 25% in 2002's third quarter, and the percentage of funding from all noninterest-bearing sources rose to 32% from 30% over this same period. Lower-cost interest-bearing deposits supported close to 40% of earning assets, up from 39% in the year-earlier period. Higher-cost sources of funds, which include time deposits and short-term borrowings, declined to less than 29% of average earning assets over this period, from 31% in the third quarter of 2002.
         For the first nine months of 2003, net interest income (TE) decreased less than 1%, or $1.6 million, from the same period in 2002, while average earning assets rose somewhat under 3%. The net interest margin (TE) was 4.48% for the 2003 period and 4.63% for the prior year's period. The yield on average earning assets decreased 69 basis points, with the loan portfolio yield down 82 basis points and the rate earned on the investment portfolio down 95 basis points. The total interest cost of funding earning assets declined 54 basis points compared to the first nine months of 2002. The same factors that affected the mix and rates for earning assets and funding sources in the third quarter of 2003 were evident for the year-to-date period.

PROVISION FOR LOAN LOSSES
         Whitney recorded a $4 million negative provision for loan losses in the third quarter of 2003, compared to no provision in 2003's second quarter and a provision of $1.5 million in the third quarter of 2002. Net charge-offs were a moderate $.8 million in the third quarter of 2003, following a small net recovery in 2003's second quarter, and for the first nine months of 2003, net charge-offs totaled only $1.2 million. In 2002, net charge-offs totaled $4.9 million in the third quarter and $10.4 million for the year-to-date period.
         For a more detailed discussion of changes in the allowance for loans losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses. The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
         Noninterest income, excluding securities transactions, totaled $22.7 million for the third quarter of 2003, an increase of 2%, or $.4 million, from the third quarter of 2002. Excluding net gains on dispositions of surplus banking property and foreclosed assets, which totaled over $1.2 million in 2002's third quarter, noninterest income was 8%, or $1.6 million, higher than in the year-earlier quarter.
         The strong results posted by Whitney's mortgage broker activities during the first half of 2003 continued in the third quarter, with income from secondary mortgage market operations up 63%, or $1.3 million, compared to the third quarter of 2002. Low rates have benefited loan production volumes by stimulating homeowners to refinance and by helping sustain demand for new home purchases. Recent rate movements contributed to a slowdown in production toward the end of the third quarter of 2003, and fourth quarter results for secondary mortgage market operations will likely lag those posted in the third quarter of 2003 and 2002's fourth quarter.
         Credit card income was up 9%, or $.2 million, compared to 2002's third quarter. This increase does not fully reflect the underlying growth in transaction volumes on bank-issued credit and debit cards, because debit transaction rates were reduced beginning in August 2003 under the terms of the settlement between Visa USA and merchants. Revenues under the reduced interchange fee structure, which is effective through the end of 2003, could be as much as 30% less than under the prior fee structure. Whitney's debit interchange revenue totaled $1.1 million in the third quarter of 2003 and $4.4 million for all of 2002. As part of the settlement, VISA USA also agreed to modify its policy requiring merchants who honor its credit cards to also accept its check or debit card product. Although the implementation of this policy in January 2004 is not expected to significantly impact transaction volumes, it will likely lead to lower interchange fees per transaction relative to pre-settlement levels in future years.
         Service charges from deposit accounts have been relatively stable between 2002 and 2003, as improved pricing and the addition of new services helped offset the impact of reduced charging opportunities on both commercial and personal accounts. For the third quarter of 2003, service charges were up 2%, or $.2 million, from the year-earlier period. Trust service fees declined 6%, or $.1 million, compared to the third quarter of 2002, but they have begun to stabilize in recent periods with improved capital market valuations.
         Excluding net gains on surplus banking property and foreclosed assets, other noninterest income increased 2% between the third quarters of 2002 and 2003, mainly reflecting growth in fees on commercial credit facilities.
         Noninterest income, excluding securities transactions, was $67.3 million through the first nine months of this year, an increase of $4.4 million, or 7%, from the comparable period in 2002. Year-to-date changes in individual income categories from the prior year were consistent with the quarterly changes discussed above and were driven by substantially the same factors. Other noninterest income includes net gains on dispositions of surplus banking property and foreclosed assets of $.5 million in 2003 and $1.2 million in 2002. The 2003 total also includes a gain of $1.4 million recognized in the second quarter on the sale of a portfolio of seasoned loans originated under affordable-housing programs.

NONINTEREST EXPENSE
         Total noninterest expense of $61.3 million in the third quarter of 2003 was 5%, or $3.1 million, higher than the total for the year-earlier period. Personnel expense increased 9%, or $2.9 million, while most other major expense categories compared favorably with the third quarter of 2002.
         Underlying the rise in personnel expense were a 7%, or $1.9 million, increase in employee compensation, and an 18%, or $1.0 million, increase in employee benefits. Base pay increased 3%, or close to $.7 million, but payments under targeted employee incentive programs rose more sharply, driven mainly by the impact of higher loan production volumes on retail mortgage origination incentives. Management incentive plan expense, which includes certain stock-based compensation, increased $.7 million.
         A combined increase of $.9 million in defined benefit pension plan expense and the cost of providing health benefits to retirees was the main factor behind the overall rise in employee benefits expense. A weak investment performance by the pension trust fund or a decline in market yields on fixed-income securities will cause the actuarially determined periodic pension expense to increase in following periods, holding other variables constant. Declines in market yields and negative trends in actual benefit outlays will also have an unfavorable impact on actuarial valuation results for postretirement health benefits. All of these conditions were present in

2002. The combined expense of providing these retirement benefits will be up a comparable amount in the fourth quarter of 2003 compared with the year-earlier period, and the annual increase will total $4.1 million. The Company has also experienced an expected increase in the cost of providing current health benefits in 2003.
         Benefits from the elimination of underutilized facilities helped reduce occupancy expense by 3% compared to the third quarter of 2002, although several new or replacement branches are scheduled to open through the first half of 2004, including three additional locations to serve the Houston market.
         Equipment and data processing expense decreased 1% in the third quarter of 2003, but recent capacity upgrades to the data processing system and new applications and capabilities that have been or will be added to support expanded customer service will likely lead to a moderate year-over-year increase in 2003's fourth quarter. Upgrades to the capacity and functionality of branch communication lines were the main factor behind the 4% increase in the telecommunication and postage expense category.
         The expense for legal and professional services was little changed between the third quarters of 2002 and 2003. Legal fees were down 16% aided by the resolution of several relatively significant loan collection efforts in 2003's second and third quarters. This reduction offset higher costs in the current year's quarter for professional assistance with data system enhancements. Corporate value and franchise taxes were down 9% compared to the third quarter of 2002, reflecting in part management's efforts to improve the efficiency of the Bank's capital structure.
         The expense categories included in other noninterest expense were up 8% in the third quarter of 2003 on a combined basis. The Company experienced a sharp jump in its insurance premiums when certain coverages were renewed in an insurance market much harder than was present at the beginning of the prior contract, which covered a three-year policy term. The required amortization of new affordable housing project investments was also a factor behind the increase in other noninterest expense in 2003, while the related tax credits reduced income tax expense as noted in the following section. The most significant reduction in other noninterest expense was for advertising, partly associated with the completion in 2002 of a two-year multi-faceted advertising campaign featuring a celebrity spokesperson.
         For the nine-month period, noninterest expense totaled $181 million. This was a 5%, or $8.3 million, increase compared to the comparable period of 2002. Similar to the quarterly comparison, total personnel expense was up 11%, or $10.1 million, while most other major expense categories posted favorable results in comparison to the year-earlier period.
         Employee compensation rose 7%, or $5.8 million, as the increase in targeted employee incentive compensation exceeded the 3% increase in base pay. Employee benefits increased 26%, or $4.3 million, including the $3.2 million increase in the cost of providing pension and postretirement health benefits.
         The changes in other major noninterest expense categories between the first nine months of 2002 and 2003 were generally consistent with the quarter-to-quarter changes and were influenced mainly by the same factors cited in the discussion of quarterly results above.

INCOME TAXES
         The Company provided for income tax expense at an effective rate of 32.08% in the third quarter of 2003 compared to a rate of 33.41% in the year-earlier period. Year-to-date, the rate was 32.06% in 2003 and 33.19% in 2002. Whitney's effective tax rates have been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments. Additional investment in projects that generate affordable housing credits helped lower the effective tax rate for the quarterly and year-to-date periods in 2003.

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

          None

Item 5.  Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  The exhibits listed on the accompanying Exhibit Index, located on page 29, are filed (or furnished, as applicable) as part of this report. This Exhibit Index is incorporated herein by reference in response to this Item 6(a).

         (b) Reports on Form 8-K

                  On a Form 8-K dated July 17, 2003, the registrant reported under Items 5 and 12 the release of its financial results for the quarter ended June 30, 2003. The news release covering the financial results was filed as an exhibit under Item 7.

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



                                                         November 14, 2003
                                                 -------------------------------
                                                               Date

                                  EXHIBIT INDEX

Exhibit           Description
--------------    --------------------------------------------------------------

Exhibit 3.1       Copy of the Company's Composite Charter (filed as Exhibit
                  3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2 Copy of the Company's Bylaws (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).
Exhibit 31.1 Certification by the Company's Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification by the Company's Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
                                  CERTIFICATION
                                  -------------

         I, William L. Marks, certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2003 of Whitney Holding Corporation;
         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


         /s/William L. Marks
         --------------------------------------
         William L. Marks
         Chief Executive Officer
         Date:  November 14, 2003
                -------------------------------

Exhibit 31.2
                                  CERTIFICATION
                                  -------------

         I, Thomas L. Callicutt, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2003 of Whitney Holding Corporation;
         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


         /s/Thomas L. Callicutt, Jr.
         --------------------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer
         Date:  November 14, 2003
                -------------------------------

Exhibit 32

                Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Each of the undersigned officers of Whitney Holding Corporation (the "Company"), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,

         (1) the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2003                       By:/s/William L. Marks
      ---------------------                       ------------------------------
                                                  William L. Marks
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Dated: November 14, 2003                       By:/s/Thomas L. Callicutt, Jr.
      ---------------------                       ------------------------------
                                                  Thomas L. Callicutt, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer