Form 10-K
period 2003-12-31
WHITNEY HOLDING CORP
filed 2004-03-15
CIK 106926

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003      Commission file number 0-1026

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

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           Title of each class            Name of exchange on  which registered
           -------------------            -------------------------------------
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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2.) Yes  X   No
                                            -----   -----

         As of December 31, 2003, the aggregate market value of the registrant's common stock (all shares are voting shares) held by nonaffiliates was approximately $1,211,794,624 (based on the closing price of the stock on June 30, 2003).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       Class                  Outstanding at March 5, 2004
                       -----                  ----------------------------
            Common Stock, no par value                40,569,928

     Documents incorporated by reference    Part of 10-K in which incorporated
    ------------------------------------    ----------------------------------
    Proxy Statement for the 2004 Annual            Part II and Part III
    Meeting of Shareholders to be filed
    with the Securities and Exchange
    Commission

================================================================================

                                                     WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS
                                                                                                             Page
------------------------------------------------------------------------------------------------------------------------------------

PART I
     Item 1:      Business                                                                                       1
     Item 2:      Properties                                                                                     3
     Item 3:      Legal Proceedings                                                                              4
     Item 4:      Submission of Matters to a Vote of Security Holders                                            4
     Item 4a:     Executive Officers of the Registrant                                                           4


------------------------------------------------------------------------------------------------------------------------------------

PART II
     Item 5:      Market for the Registrant's Common Stock and Related Stockholder Matters                       5
     Item 6:      Selected Financial Data                                                                        6
     Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations          7
     Item 7A:     Quantitative and Qualitative Disclosures about Market Risk                                    31
     Item 8:      Financial Statements and Supplementary Data                                                   32
     Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          68
     Item 9A:     Controls and Procedures                                                                       68


------------------------------------------------------------------------------------------------------------------------------------

PART III
     Item 10:     Directors and Executive Officers of the Registrant                                            69
     Item 11:     Executive Compensation                                                                        69
     Item 12:     Security Ownership of Certain Beneficial Owners and Management                                69
     Item 13:     Certain Relationships and Related Transactions                                                69
     Item 14:     Principal Accounting Fees and Services                                                        69

------------------------------------------------------------------------------------------------------------------------------------

PART IV
     Item 15:     Exhibits, Financial Statement Schedules and Reports on Form 8-K                               70

     Signatures                                                                                                 74

                                     PART I

Item 1:  BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

         Whitney Holding Corporation (the Company or Whitney) is a Louisiana bank holding company registered pursuant to the Bank Holding Company Act of 1956
(BHCA). The Company began operations in 1962 as the parent of Whitney National Bank, which has been in continuous operation in the greater New Orleans area since 1883. Beginning in 1995 the Company has at times operated as a multi-bank holding company, having established new entities in connection with business acquisitions. The Company has merged all banking operations into Whitney National Bank and intends to continue merging the operations of future acquisitions at the earliest possible dates. Throughout this annual report, references to the "Bank" will cover Whitney National Bank and all former subsidiary banks. The Company made no acquisitions during 2003.

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

THE BANK

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

         Whitney opened a website in 2000 to provide information about the Company and to market the Bank's products and services. The Company has enhanced the capabilities of the site in following years by adding online banking services in each year since the introduction and plans to add new features in the future. As management continues to monitor and evaluate the competitive challenges posed by the growing use of the Internet, it will develop responses appropriate in light of its overall market strategy.

         For over a decade, there has been consolidation within the financial services industry, particularly with respect to the banking and thrift segments of this industry. General competitive pressures have driven the most recent industry consolidation activity. All of the Bank's major direct banking competitors have been relatively active in expansion through acquisition. Since early 1994 Whitney has acquired 16 separate banking operations involving approximately $2.5 billion of assets. Recently, the Company has focused on opportunities in the Houston, Texas market, consistent with its goal of growing its Houston-area operations to at least $1.5 billion over the next several years. While growth in Houston is Whitney's primary focus, the Company continues to seek opportunities to leverage its operations through acquisitions that significantly expand existing market share or provide access to new parts of its market area with attractive economic fundamentals. Whitney made no acquisitions in 2003. The overall trend toward industry consolidation is expected to continue in the near term.

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

         The banking industry is extensively regulated under both federal and state law. The regulation and ongoing supervision of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, and not for the protection of the holding company's shareholders and creditors. The Bank has been assessed at relatively low rates for deposit insurance premiums in recent years, reflecting both the level of the deposit insurance funds in relation to required levels and the favorable overall risk rating assigned to the Bank by its primary regulator. Growth in insured deposits and higher estimates of potential insured losses by the FDIC could lower the ratio of deposit insurance funds to insured deposits and increase the likelihood that premium rates will go up. Legislated changes to the deposit insurance system could also lead to higher assessments. The Company's management is unable to predict if or when deposit insurance premiums will be increased or to what extent.

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

         In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002 in response to corporate and accounting scandals involving large, prominent companies in the United States. The Act mandates a number of new corporate governance rules designed to enhance corporate responsibility and rebuild the integrity of corporate business practices and reporting. The Company is subject to the requirements of the Act and began filing the executive certifications required by Sections 302 and 906 of the Act in 2002. These certifications are public representations regarding, among other things, the fair presentation of financial statements and the effectiveness of disclosure controls and procedures.

         Section 404 of the Sarbanes-Oxley Act requires the Company to include in its annual report (beginning with next year's annual report) a report stating management's responsibility to establish and maintain adequate internal control over financial reporting and management's conclusion on the effectiveness of the internal controls at year end. Additionally, the Company's independent auditor will be required to attest to and report on management's evaluation of internal control over financial reporting.

EMPLOYEES

         At the end of 2003, the Company and the Bank employed a total of 2,369 employees. Whitney affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

AVAILABLE INFORMATION

         The Company's filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on Whitney's website as soon as reasonably practicable after the Company files with the SEC. Copies can be obtained free of charge by visiting the Company's website at www.whitneybank.com.

Item 2:  PROPERTIES

         The Company owns no real estate in its own name. The Company's executive offices are located in downtown New Orleans in the main office facility owned by Whitney National Bank. The Bank also owns an operations center in the greater New Orleans area. The Bank makes portions of its main office facility and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to Whitney's overall operations. The Bank owns outright approximately three-quarters of its active banking facilities, which total close to 130 locations. The remaining branch facilities are subject to leases, each of which management considers to be reasonable and appropriate to its location. Management ensures that all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

         The Bank and a subsidiary hold a variety of property interests acquired through the years in settlement of loans. Note 7 to the consolidated financial statements included in Item 8 is incorporated here by reference for further information regarding such property interests.

Item 3:  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company or its subsidiaries is a party or to which any of their property is subject.


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 4a: EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age                        Position Held and Recent Business Experience
-----------------------------       -----------------------------------------------------------------------------------
William L. Marks, 60                Chief Executive Officer and Chairman of the Board of the Company
                                    and Whitney National Bank since 1990
R. King Milling, 63                 President of the Company and Whitney National Bank since 1984;
                                    Director of the Company and Whitney National Bank since 1979
Robert C. Baird, Jr., 53            Executive Vice President of the Company and Whitney National Bank
                                    since 1995, Division Executive of the Louisiana Banking Division
Thomas L. Callicutt, Jr., 56        Executive Vice President and Chief Financial Officer of the Company
                                    and Whitney National Bank since 1999 and Treasurer of the Company since 2001; Senior Vice President and Comptroller of Whitney
                                    National Bank from 1998 to 1999
Rodney D. Chard, 61                 Executive Vice President of the Company and Whitney National
                                    Bank since 1996, Division Executive of Operations and Technology
John C. Hope III, 54                Executive Vice President of the Company since 1994 and of Whitney
                                    National Bank since 1998, Division Executive of the Gulf Coast Region
Joseph S. Exnicios, 48              Senior Vice President of Whitney National Bank since 1994, Division
                                    Executive of Commercial Banking
Kevin P. Reed, 43                   Senior Vice President of Whitney National Bank since 1998, Division
                                    Executive of Trust Division
Lewis P. Rogers, 51                 Senior Vice President of Whitney National Bank since 1998, Division
                                    Executive of Credit Administration

                                     PART II

Item 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's stock trades on The NASDAQ Stock Market under the symbol WTNY. The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K shows the range of closing prices of the Company's stock for each calendar quarter of 2003 and 2002 as reported on The NASDAQ Stock Market, and is incorporated here by reference.

         In 2002, the Company declared a 3-for-2 split of its common stock that was paid on April 9, 2002. Share and per share figures in this annual report on Form 10-K have been adjusted to reflect this split.

         The approximate number of shareholders of record of the Company, as of March 5, 2004, was as follows:

               Title of Class                  Shareholders of Record
               -------------------------------------------------------------
               Common Stock, no par value              5,265

         Dividends declared by the Company are listed in the Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K, which is incorporated here by reference.

Item 6:  SELECTED FINANCIAL DATA

                                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                         Years Ended December 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)           2003        2002         2001         2000         1999
------------------------------------------------------------------------------------------------------------------
YEAR-END BALANCE SHEET DATA
  Total assets                                      $7,754,982  $7,097,881   $7,243,650   $6,650,265   $5,868,028
  Earning assets                                     7,193,709   6,501,009    6,681,786    6,078,951    5,362,819
  Loans                                              4,882,610   4,455,412    4,495,085    4,587,438    3,920,601
  Investment in securities                           2,281,405   1,975,698    1,632,340    1,462,189    1,387,016
  Deposits                                           6,158,582   5,782,879    5,950,160    5,332,474    4,666,375
  Shareholders' equity                                 840,313     800,483      717,888      665,764      596,204
------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                      $7,238,022  $7,016,675   $6,831,564   $6,282,044   $5,638,980
  Earning assets                                     6,717,863   6,492,791    6,303,445    5,771,256    5,163,140
  Loans                                              4,595,868   4,372,194    4,475,149    4,228,948    3,595,574
  Investment in securities                           2,004,245   1,816,216    1,525,254    1,478,609    1,466,061
  Deposits                                           5,913,186   5,750,141    5,548,556    4,927,214    4,540,887
  Shareholders' equity                                 823,698     760,725      698,099      622,814      600,012
------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                     $338,069    $370,909     $441,145     $452,261     $378,493
  Interest expense                                      43,509      75,701      161,349      185,181      135,433
  Net interest income                                  294,560     295,208      279,796      267,080      243,060
  Net interest income (TE)                             300,115     300,134      285,161      273,176      249,407
  Provision for loan losses                             (3,500)      7,500       19,500       12,690        6,470
  Noninterest income                                    89,504      85,185       91,209       75,120       68,853
    Net securities gains (losses) in
      noninterest income                                   863         411          165          850          (32)
  Noninterest expense                                  242,923     230,926      239,104      223,179      207,753
  Net income                                            98,542      95,323       75,820       72,842       67,326
------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                1.36%       1.36%        1.11%        1.16%        1.19%
  Return on average shareholders' equity                 11.96       12.53        10.86        11.70        11.22
  Net interest margin                                     4.47        4.62         4.52         4.73         4.83
  Average loans to average deposits                      77.72       76.04        80.65        85.83        79.18
  Efficiency ratio                                       62.49       60.00        62.09        63.92        65.27
  Allowance for loan losses to loans                      1.22        1.48         1.59         1.33         1.21
  Nonperforming assets to loans plus foreclosed
     and surplus property                                  .62         .95          .77          .55          .45
  Net charge-offs to average loans                         .07         .28          .21          .04          .06
  Average shareholders' equity to average assets         11.38       10.84        10.22         9.91        10.64
  Shareholders' equity to total assets                   10.84       11.28         9.91        10.01        10.16
  Leverage ratio                                         10.13        9.76         8.72         8.93        10.01
------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
      Basic                                              $2.47       $2.39        $1.92        $1.89        $1.73
      Diluted                                             2.44        2.38         1.90         1.89         1.73
  Dividends
      Cash dividends per share                           $1.23       $1.11        $1.03         $.96         $.88
      Dividend payout ratio                              50.32%      46.50%       53.81%       50.04%       48.76%
  Book Value Per Share                                  $20.78      $19.98       $18.10       $16.92       $15.62
  Trading Data
      High closing price                                $40.99      $38.52       $32.56       $27.79       $27.83
      Low closing price                                  31.62       28.09        24.00        21.00        21.46
      End-of-period closing price                        40.99       33.33        29.23        24.21        24.71
      Trading volume                                22,924,257  21,926,523   13,965,350   10,566,587   14,055,669
  Average Shares Outstanding
      Basic                                         39,929,431  39,848,881   39,550,723   38,475,984   38,833,197
      Diluted                                       40,396,134  40,121,544   39,836,047   38,568,699   38,949,348
------------------------------------------------------------------------------------------------------------------
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income (excluding securities transactions).

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) and on their results of operations during 2003, 2002 and 2001. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes in Item 8. Certain financial information in prior years has been reclassified to conform to the current year's presentation.

OVERVIEW
         The Company earned $2.47 per basic share, or $98.5 million, for 2003. This was a 3% increase over earnings in 2002 on both a per share and dollar basis. The key components of 2003's earnings performance follow:

        o Net interest income, on a taxable-equivalent (TE) basis, was little changed between 2002 and 2003. The favorable impact of 3% growth in earning assets in 2003 was offset by moderate compression during the year in the net interest margin (TE), to a still healthy 4.47%. Whitney was and continues to be moderately asset sensitive, which implies that its margin would tend to compress in a declining rate environment, but also tend to widen in a rising rate environment, holding other factors constant. Whitney was able to limit the margin compression in 2003 to 15 basis points with the help of loan pricing discipline and successful deposit pricing strategies.

        o The direction of overall credit quality was favorable during 2003 and Whitney was able to reduce its allowance for loan losses by $6.6 million from the end of 2002. Net charge-offs totaled $3.1 million in 2003, down from $12.1 million in the prior year. For 2003, the Company recognized a negative provision for loan losses of $3.5 million compared to a provision of $7.5 million in 2002.

        o Noninterest income grew 5%, or $4.3 million, in 2003. Income from secondary mortgage market operations was again bolstered by a strong refinancing market during most of 2003 and ended the year up 24%, or $2.2 million, over 2002, although the pace of activity slowed toward year end. Fees from bank cards were up 12%, or $1.0 million, in 2003, despite some rate reductions following the settlement of a dispute between merchants and the card association.

        o Noninterest expense was 5%, or $12.0 million, higher in 2003. The main driver was the 10%, or $12.4 million, increase in personnel expense. Employee compensation was up close to 7%, as base pay increased a moderate 3%, but payments under targeted employee incentive programs rose more sharply, largely due to mortgage origination incentives. The 25% jump in employee benefits was driven by a combined $4.1 million increase in the actuarially determined expense of providing pension and postretirement health benefits. Most other major expense categories were lower in 2003, as management continued its emphasis on cost control.

FORWARD-LOOKING STATEMENTS
         This discussion contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but may not be limited to (a) discussion of potential earnings volatility from changes in the estimated allowance for loan losses over time, (b) comments on the expected growth rate of the loan portfolio and on future changes in the mix of deposits, (c) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (d) comments about the performance of Whitney's net interest income and net interest margin assuming certain future conditions, (e) comments about possible future levels of income from secondary mortgage market operations, (f) discussion of the settlement of a dispute between Visa USA and merchants and its expected impact on Whitney, and
(g) comments on changes or trends in expense levels for retirement benefits, occupancy, equipment and data processing, legal services and deposit insurance.

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

CRITICAL ACCOUNTING POLICIES
         Whitney prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Note 2 to the consolidated financial statements discusses certain accounting principles and methods of applying those principles that are particularly important to this process. In applying these principles to determine the amounts and other disclosures that are presented in the financial statements and discussed in this section, the Company is required to make estimates and assumptions.

         Whitney believes that the determination of its estimate of the allowance for loan losses involves a higher degree of judgment and complexity than its application of other significant accounting policies. Factors considered in this determination and the process used by management are discussed in Note 2 and in the following section on Loans, Credit Risk Management and Allowance for Loan Losses. Although management believes it has identified appropriate factors for review and designed and implemented adequate procedures to support the estimation process that are consistently followed, the allowance remains an estimate about the effect of matters that are inherently uncertain. Over time, changes in economic conditions or the actual or perceived financial condition of Whitney's credit customers or other factors can materially impact the allowance estimate, potentially subjecting the Company to significant earnings volatility.

         Management makes a variety of assumptions in applying principles that govern the accounting for retirement benefits under the Company's defined benefit pension plan. These assumptions are essential to the actuarial valuation that determines the amounts the Company recognizes and certain disclosures it makes in the consolidated financial statements related to the operation of this plan (see Note 12 in Item 8). Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of pension benefits recognized in earnings. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is set with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, pension cost will move opposite to changes in either the discount rate or the rate of return on assets. A 25 basis point decrease in the expected return on assets or the discount rate would have increased the actuarially determined expense for 2003 by $.2 million or $.6 million, respectively. Recent trends in pension costs are discussed in the section on "Noninterest Expense".

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Developments
         Total loans increased close to 10%, or $427 million, from year-end 2002, after registering declines of 1% to 2% in each of the previous two years. Beginning in the latter half of 2002, the commercial loan portfolio has shown some steady growth, with strong support from new customer development. The residential mortgage loan portfolio has decreased steadily over the last three years, reflecting the effects of refinancing activity and management's continuing decision to sell most current production in the secondary market. Table 1, which is based on regulatory reporting codes, shows loan balances at December 31, 2003 and at the end of the previous four years.

TABLE 1.  LOANS OUTSTANDING BY TYPE
------------------------------------------------------------------------------------------------------------------
                                                                         December 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                               2003          2002          2001          2000          1999
------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans   $2,213,207    $1,917,859    $1,852,497    $1,815,205    $1,564,903
Real estate loans - commercial and other        1,726,212     1,584,099     1,576,817     1,544,390     1,318,130
Real estate loans - residential mortgage          619,869       638,703       761,355       874,645       718,952
Loans to individuals                              323,322       314,751       304,416       353,198       318,616
------------------------------------------------------------------------------------------------------------------
     Total loans                               $4,882,610    $4,455,412    $4,495,085    $4,587,438    $3,920,601
------------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, was up $295 million, or 15%, compared to year-end 2002. This followed a $65 million, or 4%, increase in 2002 from the end of 2001. Overall the portfolio remained well-diversified, with customers in a wide range of industries, including oil and gas exploration and production, marine transportation, wholesale and retail trade in and manufacture of various durable and nondurable products, financial services, and professional services. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2002, although there has been some noticeable growth in loans to customers in the oil and gas industry as discussed below. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. Outstanding balances under participations in larger shared-credit loan commitments totaled approximately $317 million at December 31, 2003, including $152 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area. The rate of commercial loan growth at the Bank in 2004 will depend mainly on the economic fundamentals affecting its customers as well as on its ability to continue to develop customers in the newer parts of its market and take advantage of competitive circumstances to attract new business in its established market.

         At December 31, 2003, outstanding loans to oil and gas industry customers totaled $504 million, or approximately 10% of total loans, an increase of approximately $120 million from the end of the previous year after a $50 million increase in 2002. The growth in 2003 was concentrated in the exploration and production sector of this industry. With expectations of sustained higher commodity prices, Whitney increased its attention to lending opportunities in this sector, and outstanding loans to exploration and production companies grew to approximately 30% of the industry portfolio in 2003, from 14% at the end of 2002. The Bank has a petroleum engineer on staff who participates in the underwriting of loans to exploration and production customers. The major portion of the Company's customer base provides transportation and other services and products to support exploration and production activities. Whitney seeks service and supply customers who are quality operators that can manage through volatile commodity price cycles. Management, through the Bank's Credit Policy Committee, monitors both industry fundamentals and portfolio performance and credit quality on a formal ongoing basis and establishes and adjusts internal exposure guidelines as a percent of capital both for the industry as a whole and for individual sectors within the industry. The level of activity in this industry continues to have an important impact on the economies of certain portions of Whitney's market area, particularly southern Louisiana and Houston.

         The commercial real estate portfolio, which includes loans secured by properties used in commercial or industrial operations, grew 9%, or $142 million, after a period of relative stability dating back to the end of 2000. Whitney has been able to develop new business in this highly competitive market, including significantly increased activity at its Houston operations, and the Company continues to finance new projects for its well-established customer base. The pace of new real estate project development has picked up some with improving economic conditions and higher confidence that these conditions can be sustained. The growth achieved through new business development has, in part, been offset by expected paydowns on and permanent takeouts of seasoned projects as developers take advantage of favorable long-term financing rates. The Bank's Credit Policy Committee has also set exposure guidelines for the overall portfolio of commercial real estate loans as well as for loans to developers or owner-users that are secured by various subcategories of property. As with the lending to the oil and gas industry, management regularly monitors real estate industry fundamentals and portfolio credit quality. In recent years, activity in this portfolio sector has been driven by the development of retail, small office and commercial facilities by customers throughout Whitney's market area and by apartment and condominium projects, particularly in the eastern Gulf Coast region. Financing activity for hotel and other hospitality industry projects, which have largely been concentrated in the New Orleans metropolitan area, has slowed over this period. Hotel loans were 3% of total loans, or $155 million, at the end of 2003.

         Increased promotion of tailored home mortgage products that are held in the portfolio helped limit the decrease in residential mortgage loans to $19 million from the end of 2002 to year-end 2003. The $123 million decrease in 2002 from the prior year end more clearly showed the impact of refinancing activity on this segment of the portfolio. Fixed-term home equity loans outstanding grew moderately in both 2003 and 2002. This loan product offers customers the opportunity to leverage increased home values and equity to obtain tax-advantaged consumer financing. The rate of growth in this product slowed as borrowers increasingly tapped home equity when refinancing their primary home mortgages.

         Loans to individuals include various consumer installment and credit line loan products other than fixed-term retail mortgage loan products. This portfolio sector grew a moderate 3% in both 2003 and 2002, mainly from the promotion of secured personal credit lines. The 14%, or $49 million, decrease in 2001 from the prior year reflected, in part, the decision by management to shorten the period it holds student loans before being taken out by the permanent financing source.

         Table 2 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Approximately 61% of the value of loans with a maturity greater than one year carries a fixed rate of interest.

TABLE 2.  LOAN MATURITIES BY TYPE
-----------------------------------------------------------------------------------------------------------------
                                                                       December 31, 2003
-----------------------------------------------------------------------------------------------------------------
                                                      One year      One through       More than
(dollars in thousands)                                 or less       five years      five years            Total
-----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural loans        $1,475,120       $  660,083        $ 78,004       $2,213,207
Real estate loans - commercial and other               453,474        1,111,726         161,012        1,726,212
Real estate loans - residential mortgage                77,442          287,426         255,001          619,869
Loans to individuals                                   156,408          160,679           6,235          323,322
-----------------------------------------------------------------------------------------------------------------
   Total                                            $2,162,444       $2,219,914        $500,252       $4,882,610
-----------------------------------------------------------------------------------------------------------------

Credit Risk Management and Allowance for Loan Losses
         Whitney manages credit risk through adherence to consistent underwriting standards established by its Credit Policy Committee. Written credit policies define underwriting criteria, concentration guidelines, and lending approval processes that cover individual authority and the appropriate involvement of regional loan committees and a senior loan committee. The senior loan committee is composed of the Bank's senior lenders, the President and the Chairman and Chief Executive Officer. The credit administration function ensures consistent credit underwriting, policy administration and monitoring throughout the Company. Strong monitoring processes are key to early identification of problem credits. Lending officers are responsible for ongoing monitoring and the assignment of risk ratings based on established guidelines. An independent credit review function overseen by the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting processes. The credit review function also provides the Audit Committee with its assessment of the adequacy of the allowance for loan losses on a quarterly basis. Once a problem relationship over a certain size threshold is identified, a quarterly watch committee process is initiated. The watch committee, composed of senior lending and credit administration management, must approve any substantive changes to identified problem credits and assigns relationships to the special credits department when appropriate.

         Commercial credits, including commercial real estate loans, are underwritten principally based upon cash flow coverage, as well as on collateral value and guarantor strength. Commercial loans are typically relationship-based rather than transaction-driven. Loan concentrations are monitored monthly by management and the Board of Directors. Consumer loans are centrally underwritten using automated credit scoring tools, with appropriate secondary review procedures.

         Management's evaluation of credit risk in the portfolio is ultimately reflected in the estimate of probable loan losses that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to expense. The allowance is established at a level management believes is adequate to absorb probable losses inherent in the portfolio. The methodology for determining the allowance involves significant judgment and is re-evaluated quarterly to respond to changing conditions.

         The recorded allowance encompasses three elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company.

         Criticized loans are credits with above-average weaknesses as identified through the internal risk-rating process. Criticized loans include those that are deemed to be impaired as defined by Statement of Financial Accounting Standards (SFAS) No. 114. Specific allowances are determined for impaired loans based on the present value of expected future cash flows discounted at the loan's contractual interest rate, the fair value of the collateral if the loan is collateral dependent, or, when available, the loan's observable market price. The allowance for the remainder of criticized loans is calculated by applying loss factors to loan balances aggregated by the severity of the internal risk rating. The loss factors applied to criticized loans are determined with reference to the results of migration analysis, which analyzes the charge-off experience over time for loans with different ratings.

         For the second element, loans assessed as having average or better credit quality with similar risk ratings and homogeneous loans not subject to individual rating, such as residential mortgage loans and consumer installment loans and draws under consumer credit lines, are grouped together and individual loss factors are applied to each group. The loss factors for homogeneous loan groups are based on average historical charge-off information. Industry-based factors are applied to other portfolio segments for which migration analysis has not been performed.

         Determining the final element of the allowance involves assessing how other current factors, both internal and external, impact the accuracy of results obtained for the other two elements. Internally, management must consider whether trends have been identified in the quality of underwriting and loan administration as well as in the timely identification of credit quality issues. Management also monitors shifts in portfolio concentrations and other changes in portfolio characteristics that indicate levels of risk not fully captured in the loss factors. External factors include local and national economic trends, as well as changes in the economic fundamentals of specific industries that are well-represented in Whitney's customer base. Management has established procedures to help ensure a consistent approach to this inherently judgmental process over time.

         The direction of overall credit quality was favorable during 2003. Table 3 provides information on nonperforming loans and other nonperforming assets for each of the five years in the period ended December 31, 2003. Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment. The Company reduced nonperforming loans by $11 million in 2003, partly as a result of the successful efforts to fully collect on several larger credits that were categorized as impaired at year-end 2002. There have been no significant trends related to industries or markets underlying the changes in nonperforming assets.

TABLE 3.  NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------
                                                                          December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 2003         2002          2001         2000         1999
-----------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis           $26,776      $37,959       $33,412      $23,579      $13,966
Restructured loans                                      114          336           383          465        1,634
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         26,890       38,295        33,795       24,044       15,600
Foreclosed assets and surplus banking property        3,490        3,854           991          995        1,909
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                       $30,380      $42,149       $34,786      $25,039      $17,509
-----------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                $3,385       $5,817        $6,916       $4,343       $3,020
-----------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans plus foreclosed
      assets and surplus property                       .62%         .95%          .77%         .55%         .45%
   Allowance for loan losses to
        nonperforming loans                          221.18       172.65        211.96       253.77       304.76
   Loans 90 days past due still accruing to loans       .07          .13           .15          .09          .08
-----------------------------------------------------------------------------------------------------------------

         During 2003, there was a $17 million reduction in the total of loans classified through the internal risk-rating process as having well-defined weaknesses or doubtful prospects for full repayment. Criticized loans at December 31, 2003 included $9 million of loans whose full repayment is in doubt, down $12 million from year-end 2002. Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected decreased $5 million during the year, to a total of $108 million. Loans warranting special attention totaled $71 million at year-end 2003, up $11 million from the prior year end. The total of all criticized loans at the end of 2003 was down $6 million from the level at year-end 2002.

         Beginning in 2001, management's evaluation of credit risk included an assessment of what impact the economic repercussions of that year's terrorist attacks on the United States could have on the Company's customers. In Whitney's market area, the impact has been felt mainly by businesses related to the convention and tourism industry, including, among others, hotels and restaurants, and by the employees of these businesses. Loan officers continue to monitor the operations of affected customers and their responses to a reduced level of travel and tourism. Management has applied tests to identify credits that would have the most difficulty with debt service under stressed conditions different than would normally have been considered in the underwriting process. The results continue to indicate acceptable levels of risk.

TABLE 4.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 2003          2002         2001         2000          1999
-------------------------------------------------------------------------------------------------------------------
Balance at the beginning of year                    $66,115        $71,633      $61,017      $47,543       $43,187
Allowance acquired in bank purchases                      -              -        1,196        2,388             -
Allowance on loans transferred to held for sale           -           (895)        (651)           -             -
Provision for loan losses charged to operations      (3,500)         7,500       19,500       12,690         6,470
Loans charged to the allowance:
   Commercial, financial and agricultural            (7,286)        (6,894)     (11,678)      (4,244)       (5,673)
   Real estate - commercial and other                  (963)        (5,148)        (252)        (884)         (917)
   Real estate - residential mortgage                (1,176)        (1,816)        (552)        (697)         (461)
   Individuals                                       (3,509)        (3,353)      (3,020)      (2,656)       (2,991)
-------------------------------------------------------------------------------------------------------------------
      Total charge-offs                             (12,934)       (17,211)     (15,502)      (8,481)      (10,042)
-------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural             2,273          2,472        3,130        2,679         4,408
   Real estate - commercial and other                 3,666            463          965        1,796           788
   Real estate - residential mortgage                 1,873            509          348          658           525
   Individuals                                        1,982          1,644        1,630        1,744         2,207
-------------------------------------------------------------------------------------------------------------------
      Total recoveries                                9,794          5,088        6,073        6,877         7,928
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                      (3,140)       (12,123)      (9,429)      (1,604)       (2,114)
-------------------------------------------------------------------------------------------------------------------
Balance at the end of year                          $59,475        $66,115      $71,633      $61,017       $47,543
-------------------------------------------------------------------------------------------------------------------
Ratios
   Net charge-offs to average loans                     .07%           .28%         .21%         .04%          .06%
   Gross charge-offs to average loans                   .28            .39          .35          .20           .28
   Recoveries to gross charge-offs                    75.72          29.56        39.18        81.09         78.95
   Allowance for loan losses to loans at end
      of year                                          1.22           1.48         1.59         1.33          1.21
-------------------------------------------------------------------------------------------------------------------

         The improvement in overall credit quality and a favorable change in certain loss experience factors helped reduce the allowance for loan losses needed at December 31, 2003 to a level $6.6 million below that at year-end 2002. The allowance required for impaired loans at December 31, 2003 was down $3.9 million from the end of 2002. Table 4 shows the activity in the allowance over the past five years, and the allocation of the allowance is included in Table 5. Net charge-offs of $3.1 million in 2003 were $9.0 million lower than in 2002. With relatively strong loan growth during the year, the allowance declined as a percentage of total loans to 1.22% at December 31, 2003, from 1.48% at 2002's year end. The allowance represented 221% of nonperforming loans at year-end 2003 and 173% a year earlier.

TABLE 5.  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
                                                                 December 31
-------------------------------------------------------------------------------------------------------------------
                                2003                 2002              2001              2000             1999
-------------------------------------------------------------------------------------------------------------------
                          Allowance Loans     Allowance Loans   Allowance Loans   Allowance Loans   Allowance Loans
-------------------------------------------------------------------------------------------------------------------
Commercial, financial
  and agricultural           49.1%   45.3%      48.5%    43.0%     50.7%   41.2%     48.2%   39.5%     47.6%   39.9%
Real estate -
  commercial and other       32.3    35.4       28.4     35.6      24.8    35.1      28.1    33.7      29.0    33.6
Real estate -
   residential mortgage       8.4    12.7        8.3     14.3      10.7    16.9      11.5    19.1      14.8    18.4
Individuals                   4.4     6.6        7.1      7.1       6.3     6.8       8.1     7.7       8.4     8.1
Unallocated                   5.8       -        7.7        -       7.5       -       4.1       -        .2       -
-------------------------------------------------------------------------------------------------------------------
  Total                     100.0%  100.0%     100.0%   100.0%    100.0%  100.0%    100.0%  100.0%    100.0%  100.0%
-------------------------------------------------------------------------------------------------------------------

INVESTMENT IN SECURITIES
         In 2001, the liquidity of the Company's earning assets surged in response to heightened demand for deposit products during a period of restrained loan demand. Beginning in 2002, management redirected this liquidity to the investment portfolio, particularly to mortgage-backed securities with relatively short duration, based on its expectations regarding the stability of the funding sources and the near term prospects for loan demand. Continued strong demand in the deposit base helped fund further growth in the investment portfolio in 2003 in addition to supporting increased loan production during this period.

         At December 31, 2003, total securities were $2.28 billion, an increase of 15%, or $306 million, compared to year-end 2002. The majority of this increase came toward the end of 2003 when management, in response to market conditions, executed a strategy to temporarily leverage portfolio growth in anticipation of expected portfolio paydowns during the early part of 2004. The average investment in securities in 2003 was up 10%, or $188 million, from 2002. Mortgage-backed securities grew to 63% of the total portfolio at the end of 2003 from 59% in 2002 and 51% in 2001. Short-term liquidity investments, including federal funds sold, totaled $14 million at the end of 2003, compared to $4 million at year-end 2002. On average, short-term liquidity investments were $67 million in 2003, compared to $283 million in 2002, a decrease of $216 million that reflected the gradual reallocation of excess liquidity to the investment portfolio during the earlier year.

TABLE 6.  DISTRIBUTION OF INVESTMENT MATURITIES
-------------------------------------------------------------------------------------------------------------------------
                                                   December 31, 2003
-------------------------------------------------------------------------------------------------------------------------
                                                 Over one through  Over five through
(dollars in thousands)        One year and less     five years         ten years        Over ten years         Total
-------------------------------------------------------------------------------------------------------------------------
                               Amount    Yield    Amount    Yield    Amount   Yield      Amount  Yield     Amount  Yield
-------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
-------------------------------------------------------------------------------------------------------------------------
Mortgage-backed
  securities(a)              $  4,473     3.04% $ 38,044     4.78% $377,217    4.46% $1,027,070  4.43% $1,446,804   4.44%
U. S. agency securities       133,721     4.18   188,253     2.82    75,790    3.96           -     -     397,764   3.49
U. S. Treasury securities      75,270     2.68    58,892     5.35    48,530    4.01           -     -     182,692   3.89
Obligations of states and
  political subdivisions (b)    4,329     5.73    13,396     6.52     9,478    6.77       1,456  7.54      28,659   6.54
Other debt securities              85     7.53     4,247     4.76     2,296    6.27           -     -       6,628   5.32
Equity securities(c)                -        -         -        -         -       -      28,323     -      28,323      -
-------------------------------------------------------------------------------------------------------------------------
    Total                    $217,878     3.67% $302,832     3.75% $513,311    4.39% $1,056,849  4.43% $2,090,870   4.24%
-------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
-------------------------------------------------------------------------------------------------------------------------
Obligations of states and
  political subdivisions (b)   $6,487     6.86%  $34,687     6.85%  $69,393    6.63%    $79,968  6.27%   $190,535   6.53%
-------------------------------------------------------------------------------------------------------------------------
    Total                      $6,487     6.86%  $34,687     6.85%  $69,393    6.63%    $79,968  6.27%   $190,535   6.53%
-------------------------------------------------------------------------------------------------------------------------
(a) Distributed by contractual maturity without regard to repayment schedules or projected prepayments.
(b) Tax exempt yields are expressed on a fully taxable equivalent basis.
(c) These securities have no stated maturities or guaranteed dividends.

         Information about the contractual maturity structure of investment securities at December 31, 2003 is shown in Table 6 above. The carrying value of securities with explicit call options totaled $153 million at year-end 2003. These call options and the scheduled principal reductions and projected prepayments on mortgage-backed securities are not reflected in Table 6. Including expected principal reductions on mortgage-backed securities, the weighted-average maturity of the overall securities portfolio was approximately 45 months at December 31, 2003, compared with 39 months at year-end 2002.

         The weighted-average taxable-equivalent portfolio yield was approximately 4.43% at December 31, 2003, a decrease of 57 basis points from approximately 5.00% at December 31, 2002, reflecting mainly lower rates available in 2003 for reinvestment opportunities. Substantially all of the securities in the investment portfolio bear fixed interest rates. The investment in mortgage-backed securities with final contractual maturities beyond ten years shown in Table 7 included approximately $323 million of adjustable-rate issues with a weighted-average yield of

4.27%. The initial reset dates on these securities are mainly within five to seven years.

         Whitney has steadily built its investment in securities classified as available for sale in recent years, primarily as a means to increase liquidity management flexibility. Effective January 1, 2001, the Company reclassified securities with a carrying value of $528 million, and an unrealized net loss of $6.4 million, as available for sale in connection with the adoption of SFAS No.
133. The unrealized loss at the effective date of the reclassification was reported net of tax in other comprehensive income in 2001. Securities available for sale constituted 92% of the total investment portfolio at December 31, 2003. There was a net unrealized gain on this portfolio segment of $13 million at year-end 2003 that was concentrated in mortgage-backed securities. The overall unrealized gain represented less than 1% of amortized cost. At year-end 2002, there was a net unrealized gain of $46 million, or 2.7% of amortized cost, including $28 million related to mortgage-backed securities. The net unrealized gain or loss will vary based on overall changes in market rates, shifts in the slope of the yield curve, movement in spreads to the yield curve for different types of securities, and changing expectations about the timing of cash flows on securities that can be prepaid.

         Securities in the Company's portfolio that are subject to possible credit quality deterioration, such as obligations of states and political subdivisions, are monitored for signs that contractual obligations may not be met and that there may be value impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. No impairment losses were recognized in the three years ended December 31, 2003. The Company's Investment Policy requires special approval for the purchase of other than investment grade securities.

         The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

         At December 31, 2003, Whitney held no investment in securities of a single issuer, other than securities issued or guaranteed by the U. S. government or its agencies, that exceeded 10% of its shareholders' equity.

DEPOSITS AND SHORT-TERM AND OTHER BORROWINGS
         Deposits at December 31, 2003 were up 6%, or $376 million, from the level at year-end 2002. Many of the factors that prompted the increased availability of deposit funds in 2001 and 2002 continued to influence customer behavior during 2003. Average deposits in 2003 were up 3%, or $163 million, compared to 2002. Short-term and other borrowings, the major part of which represents liabilities under repurchase agreements with customers, increased 32%, or $147 million, from year-end 2002, but were little changed on average for 2003 compared to the prior year.

TABLE 7.  AVERAGE DEPOSITS
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                2003                   2002                   2001
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits          $1,759,414   29.8%      $1,601,316  27.8%      $1,447,871  26.1%
NOW account deposits                            709,508   12.0          690,011  12.0          598,973  10.8
Money market deposits                         1,409,491   23.8        1,321,729  23.0        1,065,027  19.2
Savings deposits                                557,178    9.4          515,878   9.0          463,583   8.3
Other time deposits                             798,626   13.5          913,492  15.9        1,114,207  20.1
Time deposits $100,000 and over                 678,969   11.5          707,715  12.3          858,895  15.5
--------------------------------------------------------------------------------------------------------------
     Total                                   $5,913,186  100.0%      $5,750,141 100.0%      $5,548,556 100.0%
--------------------------------------------------------------------------------------------------------------

         Deposit pricing strategies implemented during 2002 and sustained demand for deposit products helped improve the mix of deposits throughout that year, and these improvements have been preserved in 2003. Noninterest-bearing demand deposits at year-end 2003 were up 15%, or $250 million, from the end of 2002. For the year, average demand deposits increased 10%, or $158 million. Over the last three years, noninterest-bearing demand deposits have steadily increased as a percentage of total deposits, as can be seen in Table 7 above. Interest-bearing deposits, were up 3%, or $125 million, between year-end 2002 and the most recent year end. On average, interest-bearing deposits were little changed in 2003 compared to 2002. The slower growth in interest-bearing deposits during 2003 was largely a reaction to steadily declining renewal rates for time deposits.

         The shift in the mix of interest-bearing deposits over these years was partly a function of funds flows between deposit products, and to deposits from short-term borrowings, in response to the reduced yields. Money market deposits were up moderately from the end of 2002, but increased 7%, or $88 million, on average in 2003. Regular savings deposits grew 11%, or $58 million, during 2003, and were up 8% on average from the prior year, at least temporarily continuing the reversal of a trend away from this more traditional deposit product. NOW account deposits were up 18%, or $128 million, at year-end 2003, reflecting in part an increased share of public funds during the active tax collection period at year end. The average balance of NOW deposits grew only 3% between 2002 and 2003. Total time deposits, however, decreased 7%, or $111 million, from the end of 2002, and were down 9%, or $144 million, on average in 2003 compared to the prior year. Table 8 shows the maturity structure of time deposits over and under $100,000 at December 31, 2003. The maturity of $615 million of time deposits in the first quarter of 2004 is not expected to have a significant impact on the mix of deposits.

TABLE 8.  MATURITIES OF TIME DEPOSITS
--------------------------------------------------------------------------------
(dollars in thousands)
--------------------------------------------------------------------------------
Remaining maturity of time deposits of $100,000 or more
     as of December 31, 2003
          Three months or less                                        $ 403,296
          Over three months through twelve months                       194,597
          Over twelve months                                             62,240
--------------------------------------------------------------------------------
               Total time deposits of $100,000 or more                  660,133
--------------------------------------------------------------------------------
Remaining maturity of time deposits of less than $100,000
     as of December 31, 2003
          Three months or less                                          211,690
          Over three months through twelve months                       387,255
          Over twelve months                                            146,533
--------------------------------------------------------------------------------
               Total time deposits of less than $100,000                745,478
--------------------------------------------------------------------------------
               Total time deposits                                   $1,405,611
--------------------------------------------------------------------------------

         As noted earlier, short-term borrowings consist primarily of sales of securities under repurchase agreements to customers using Whitney's treasury management sweep product. Other than in connection with the temporary leveraging of growth in the investment portfolio toward the end of 2003 discussed earlier, Whitney made little use of available wholesale short-term funding sources in either 2003 or 2002. These sources include overnight and term federal funds purchased and brokered repurchase agreements. Average short-term borrowings from customers under repurchase agreements declined a little over 10% in each of the past two years, partly representing the flow of funds back to deposits as the comparative yield advantage was largely eliminated. Because of the underlying customer relationship, these borrowings serve as a relatively stable source of funds.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         Shareholders' equity totaled $840 million at December 31, 2003, which represented an increase of $40 million from the end of 2002. During 2003, Whitney retained $49 million of earnings, net of dividends declared, and recognized $11 million in additional equity from activity in stock-based compensation plans for employees and directors, including option exercises. These factors were partly offset by a $22 million decrease in other comprehensive income representing an unrealized net holding loss on securities available for sale during the period. Total shareholders' equity grew $82 million in 2002, to $800 million at December 31, 2002. Driving this growth were net retained earnings of $51 million, $10 million in stock-based compensation plan activity, and a $20 million increase in comprehensive income. The Company paid a relatively stable percentage of its earnings in dividends over the last three years. The dividend payout ratio was 50% in 2003, 47% in 2002 and 54% in 2001.

         The ratios in Table 9 indicate that the Company remained strongly capitalized at December 31, 2003. The increase in risk-weighted assets at December 31, 2003 from the end of 2002 resulted mainly from an increase in loans and other on-balance-sheet assets and, to a lesser degree, from growth in off-balance-sheet obligations, such as loan facilities and letters of credit, which are converted to assets for the risk-based capital calculations.

TABLE 9.  RISK-BASED CAPITAL AND CAPITAL RATIOS
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                               2003          2002          2001         2000          1999
-------------------------------------------------------------------------------------------------------------------
Tier 1 regulatory capital                          $739,236      $672,408      $604,179     $577,036      $568,117
Tier 2 regulatory capital                            59,475        66,115        63,878       61,017        47,543
-------------------------------------------------------------------------------------------------------------------
  Total regulatory capital                         $798,711      $738,523      $668,057     $638,053      $615,660
-------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                             $5,777,094    $5,301,764    $5,102,470   $5,063,114    $4,427,620
-------------------------------------------------------------------------------------------------------------------
Ratios
  Leverage ratio (Tier 1 capital to average
    assets)                                           10.13%         9.76%         8.72%        8.93%        10.01%
  Tier 1 capital to risk-weighted assets              12.80         12.68         11.84        11.40         12.83
  Total capital to risk-weighted assets               13.83         13.93         13.09        12.60         13.90
  Shareholders' equity to total assets                10.84         11.28          9.91        10.01         10.16
-------------------------------------------------------------------------------------------------------------------

         The regulatory capital ratios of Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency.

LIQUIDITY MANAGEMENT AND CONTRACTUAL OBLIGATIONS
Liquidity Management
         The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank, all in the most cost-effective manner. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process, making full use of the quantitative modeling tools available to project cash flows under a variety of possible scenarios. Projections are also made assuming credit stressed conditions, although such conditions are not likely to arise.

         On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Short-term Borrowings discusses changes in these liability-funding sources in 2003. Whitney National Bank is a member of the Federal Home Loan Bank system. This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds, although the Bank had made only very limited use of this funding source through the end of 2003. In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level.

         Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their capacity to generate cash flows from scheduled payments, contractual maturities, prepayments, use as collateral for borrowings under repurchase agreements and possible outright sales or securitizations. Table 2 above presents the contractual maturity structure of the loan portfolio and Table 6 presents contractual investment maturities. Whitney has built its investment in securities classified as available for sale in recent years to further increase liquidity management flexibility.

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for each year in the three-year period ended December 31, 2003.

         The Bank's liquidity position had grown significantly in 2001 reflecting strong deposit inflows, moderate loan demand, and an attractive refinancing environment. Conditions supported ample liquidity again in 2002, and

Whitney made investment allocation decisions and developed deposit pricing strategies consistent with management's assessment of the underlying conditions. Continued high levels of liquidity in the deposit base helped support increased loan production and overall earning asset growth in 2003. Management anticipates that some of the demand for deposit products will moderate with increased economic activity, a return to confidence in the capital markets and rising market interest rates and has factored this possibility into its liquidity projections and planning processes.

         Whitney Holding Corporation had approximately $184 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, or other corporate uses at the end of 2003, before consideration of any future dividends that may be received from the Bank. During 2004, the Bank will have available an amount equal to approximately $2 million plus its current net income to declare as dividends to the Company without prior regulatory approval.

Contractual Obligations
         The following table summarizes payments due from the Company under specified long-term and certain other contractual obligations as of December 31, 2003. Obligations under deposit contracts are not included. The maturities of time deposits are scheduled in Table 8 above in the section on "Deposits and Short-Term and Other Borrowings". Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. The balance includes approximately $4 million under contracts to construct or improve bank facilities. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty. The consolidated statements of cash flows provide a picture of the Company's ability to fund these and other more significant cash operating expenses, such as interest expense and compensation and benefits, out of current operating cash flows.

TABLE 10.  CONTRACTUAL OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   Payments due by period from December 31, 2003
-----------------------------------------------------------------------------------------------------------------
                                                               Less than         1 - 3        3 - 5    More than
                                                      Total       1 year         years        years      5 years
-----------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advance (a)                  $ 5,833      $   296       $   969       $1,107      $ 3,461
Capital lease obligation (a)                            555          222           333            -            -
Operating lease obligations                          38,325        4,249        11,214        8,161       14,701
Purchase obligations                                  8,013        5,712         2,301            -            -
Other long-term liabilities (b) (c)                       -            -             -            -            -
-----------------------------------------------------------------------------------------------------------------
   Total                                            $52,726      $10,479       $14,817       $9,268      $18,162
-----------------------------------------------------------------------------------------------------------------
(a) Balances are included with short-term and other borrowings in the Company's consolidated financial statements.
(b) Obligations under the qualified defined benefit pension plan are not included. The Company made an
    $8 million contribution to the pension trust fund during 2003 and recognized a $7 million prepaid pension asset at December 31, 2003. The Company does not anticipate making a pension contribution during 2004, and does not anticipate any significant near-term payments under the unfunded nonqualified pension plan.  A $4.3 million nonqualified plan obligation was recorded at year-end 2003.
(c) The recorded obligation for postretirement benefits other than pensions was $9.4 million at December
    31, 2003. The funding to purchase benefits for current retirees, net of retiree contributions, has not been significant.

OFF-BALANCE SHEET ARRANGEMENTS
         As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. Certain of these arrangements, such as noncancelable operating leases, are reflected in Table 10 above. The most significant off-balance sheet obligations are the Bank's commitments under traditional credit-related financial instruments. Table 11 schedules these commitments as of December 31, 2003 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 11.  CREDIT-RELATED COMMITMENTS
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                               Commitments expiring by period from December 31, 2003
-----------------------------------------------------------------------------------------------------------------
                                                               Less than         1 - 3        3 - 5    More than
                                                      Total       1 year         years        years      5 years
-----------------------------------------------------------------------------------------------------------------
Loan commitments - revolving                     $1,410,555   $1,054,558      $294,335      $60,823         $839
Loan commitments - nonrevolving                     355,076      169,133       185,943            -            -
Credit card and personal credit lines               388,902      388,902             -            -            -
Standby and other letters of credit                 292,558      228,857        63,701            -            -
-----------------------------------------------------------------------------------------------------------------
   Total                                         $2,447,091   $1,841,450      $543,979      $60,823         $839
-----------------------------------------------------------------------------------------------------------------

         Revolving loan commitments are issued to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract. Many such commitments are used only partially or not at all before they expire. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates, and many lines remain partly or wholly unused. Unfunded balances on revolving loan commitments and credit lines should not be used to project actual future liquidity requirements. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Expectations about the level of draws under all credit-related commitments are incorporated into the Company's liquidity and asset/liability management models.

         Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors. The Company has historically had minimal calls to perform under standby agreements.

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The simplest method of measuring interest rate sensitivity is gap analysis, which identifies the difference between the dollar volume of assets and liabilities that reprice within specified time periods. Table 12 shows the Company's static gap position as of December 31, 2003. This table indicates that Whitney is somewhat liability sensitive in the very near term and somewhat asset sensitive over a one-year time horizon. Gap analysis has several limitations, including the fact that it is a point-in-time measurement that ignores the dynamic nature of the Company's assets and liabilities, and it does not take into consideration actions that management can and will take to maximize net interest income over time.

         The Company has developed a model that allows it to obtain more accurate and meaningful measures of its interest rate sensitivity by running net interest income simulations and monitoring the economic value of equity. The model can be used to test the Company's sensitivity in various economic environments. The model is able to incorporate management's assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Assumptions can also be entered into the model to evaluate the impact of possible strategic responses to changes in the competitive environment. Management, through the Company's Asset & Liability Committee, monitors simulation results against rate sensitivity guidelines specified in Whitney's asset/liability management policy.

TABLE 12.  INTEREST RATE SENSITIVITY
--------------------------------------------------------------------------------------------------------------------
                                                    By Maturity or Repricing Date at December 31, 2003
--------------------------------------------------------------------------------------------------------------------
                                                                                                     Non-
                                               0-30      31-90      91-180    181-365     After    interest-
(dollars in millions)                          Days       Days       Days       Days     1 Year     bearing   Total
--------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                        $2,840       $325       $325       $401     $  992    $    -    $4,883
Securities available for sale                    62        138        123        252      1,516         -     2,091
Securities held to maturity                       -          3          5          8        174         -       190
Loans held for sale and other
   short-term investments                        30          -          -          -          -         -        30
Other assets                                      -          -          -          -          -       561       561
--------------------------------------------------------------------------------------------------------------------
     Total assets                             2,932        466        453        661      2,682       561     7,755
--------------------------------------------------------------------------------------------------------------------
SOURCES OF FUNDS
NOW account deposits                            827          -          -          -          -         -       827
Money market deposits                         1,397          -          -          -          -         -     1,397
Savings deposits                                 14          -          -          -        572         -       586
Other time deposits                              72        136        192        198        147         -       745
Time deposits $100,000 and over                 254        153         81        112         61         -       661
Short-term borrowings                           600          -          -          -          -         -       600
Noninterest-bearing demand deposits               -          -          -          -          -     1,943     1,943
Other liabilities                                 -          -          -          -          -       156       156
Shareholders' equity                              -          -          -          -          -       840       840
--------------------------------------------------------------------------------------------------------------------
     Total sources of funds                   3,164        289        273        310        780     2,939     7,755
--------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                $ (232)      $177       $180       $351     $1,902   $(2,378)
Cumulative interest rate sensitivity
   gap                                       $ (232)      $(55)      $125       $476     $2,378   $     -
Cumulative interest rate sensitivity
  gap as a percentage of total
   earning assets                             (3.22)%     (.76)%     1.74%      6.62%     33.06%
--------------------------------------------------------------------------------------------------------------------

         The net interest income simulations run at the end of 2003 also indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2002. Based on these simulations, annual net interest income (TE) would be expected to increase $14.7 million, or 4.7%, and decrease $15.4 million, or 5.0%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The comparable simulation run at year-end 2002 produced results that ranged from a positive impact on net interest income (TE) of $12.8 million, or 4.3%, to a negative impact of $14.6 million, or 4.9%. At the end of each year, additional simulations were run applying instantaneous parallel rate shocks up to 300 basis points as well as gradual rate changes of up to 200 basis points. In the recent rate environment, certain downward rate shocks caused unrealistic model assumptions, and the results from these simulation runs were disregarded.

         The actual impact that changes in interest rates have on net interest income will depend on many factors. These include Whitney's ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

         The method used for measuring longer-term interest rate risk is the economic value of equity analysis. At year-end 2003, the simulated measure of the Company's sensitivity was acceptable under internal guidelines at all levels of rate shock that produced realistic model assumptions.

         Changes in interest rates affect the fair values of financial instruments. The earlier section on Investment in Securities and Notes 4 and 16 to the consolidated financial statements contain information regarding fair values.

         To be able to accommodate the maturity/rate preferences of certain potential borrowers, during 2003 the Bank began to employ interest rate swaps to bring the market risk associated with these longer-duration fixed-rate loans in line with Whitney's asset/liability management objectives. At December 31, 2003, only one swap with a notional amount of $22 million had been executed, essentially converting the related fixed-rate commercial loan into a floating-rate loan. The swap has been structured to be a highly effective hedge against changes in the loan's fair value, and there was no ineffectiveness to be recognized in earnings during 2003.

         Other than this swap activity, the Company has made no investments in financial instruments or participated in agreements with values that are linked to or derived from changes in the value of some underlying asset or index. These are commonly referred to as derivatives and include such instruments as futures, forward contracts, option contracts, and other financial arrangements with similar characteristics. Management continues to evaluate whether to make additional use of derivatives as part of its asset/liability and liquidity management processes.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
         Whitney's net interest income (TE) was little changed between 2002 and 2003, following an increase of 5%, or $15.0 million, from 2001 to 2002. Earning assets grew 3% on average in both 2003 and 2002. The favorable impact of earning asset growth in 2003 was offset by moderate compression during the year in the net interest margin (TE) to a still healthy 4.47%. In 2002, the net interest margin (TE), which is net interest income (TE) as a percent of average earning assets, widened slightly to 4.62%, from 4.52% in 2001. Tables 13 and 14 show the components of changes in the Company's net interest income (TE) and net interest margin (TE).

         As mentioned earlier, Whitney is moderately asset sensitive, which implies that its net interest margin would tend to compress in a declining rate environment, holding other factors constant, but also tend to widen in a rising rate environment. The operating environment over the last three years has proved a difficult one for improving the margin and generating significant growth in net interest income. The most important characteristics of this environment for Whitney have been sustained low market interest rates, high levels of liquidity in the deposit base, and restrained commercial loan demand. The relative stability of the net interest margin (TE) over this period was the result of numerous factors, including the implementation of successful pricing strategies on deposits, careful deployment of excess liquidity in the deposit base, and pricing discipline on loans in a highly competitive market.

         Although the latter half of 2003 has seen some upward movement in yields at longer maturities, an overall environment of low, though relatively stable, market interest rates prevailed during 2003 and 2002 after a steep decline during 2001. As expected, Whitney's funding costs trended down, but at a declining rate, including the impact of the gradual repricing of fixed-rate time deposits. Sustained low rates coupled with increased demand for deposit products also allowed Whitney to implement deposit-pricing strategies to help shift the mix of funds in favor of noninterest-bearing and lower-cost interest-bearing sources. Average noninterest-bearing deposits funded 26% of average earning assets in 2003, up from a healthy 25% in 2002 and 23% in 2001, and the percentage of funding from all noninterest-bearing sources rose steadily to 32% from 27% over this three-year period. Lower-cost interest-bearing deposits supported close to 40% of earning assets in 2003, up from 39% in 2002 and 34% in 2001. Higher-cost sources of funds, which include time deposits and short-term and other borrowings, fell to 29% of average earning assets in 2003, from 32% in 2002 and 39% in 2001.

         The overall cost of funds decreased 52 basis points between 2002 and 2003, and was down 139 basis points in 2002 from 2001. The average rate on lower-cost interest-bearing deposits also declined 52 basis points in 2003 after a fall of 101 basis points in 2002. Because of their maturity structure, the average rate on time deposits fell further, decreasing 102 basis points in 2003 after the steep 245 basis points decline in 2002.

         The overall yield (TE) on average earning assets decreased 67 basis points in 2003, or 15 basis points beyond the reduction in the cost of funds from 2002. In 2002, the overall asset yield (TE) declined 129 basis points, or 10 basis points better than the decrease in the cost of funds from 2001. Both loan and investment yields trended lower as higher-yielding fixed-rate instruments gradually repriced and new funds were invested at current low rates. Loan yields (TE) were down 80 basis points in 2003, following a decrease of 137 basis points in 2002. The average yield (TE) earned on the investment portfolio decreased 83 basis points in 2003 and was down 78 basis points in 2002 compared to the prior year. A substantial number of loans, approximately 54% of the portfolio by dollar value, have an adjustable rate tied to market indices or prime, while the Company's investment securities are predominantly fixed-rate instruments. As such, the overall loan yield tends to be more responsive to changes in market rates than the overall yield on the investment portfolio. With low market rates stimulating home mortgage refinancing activity, mortgage-backed securities prepayments accelerated in 2002 and 2003 and the yield on this portfolio segment suffered. This was particularly evident in 2003 when the yield on mortgage-backed securities fell 100 basis points, compared to the 80 basis point decline in loan yields (TE) for this period. As noted earlier, Whitney sold certain mortgage-backed securities in the third quarter of 2003 and reinvested in other issues with a higher and more stable yield and duration more consistent with overall investment and asset/liability management strategies. The sale

TABLE 13.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (TE) (a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                        2003                          2002                            2001
------------------------------------------------------------------------------------------------------------------------------------
                                            Average                       Average                        Average
(dollars in thousands)                      Balance   Interest  Rate      Balance   Interest   Rate      Balance    Interest  Rate
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
EARNING ASSETS
Loans (TE)(b) (c)                         $4,647,090  $253,555  5.46%   $4,393,266  $274,979   6.26%   $4,515,740  $344,613  7.63%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                 1,145,511    50,428  4.40     1,023,277    55,243   5.40       684,934    41,070  6.00
U.S. agency securities                       422,331    16,547  3.92       433,554    21,723   5.01       530,411    31,372  5.91
U.S. Treasury securities                     196,214     7,344  3.74       152,349     6,160   4.04       104,670     6,215  5.94
Obligations of states and political
  subdivisions (TE)                          196,410    13,175  6.71       152,052    10,527   6.92       165,809    11,894  7.17
Other securities                              43,779     1,825  4.17        54,984     2,432   4.42        39,430     2,015  5.11
------------------------------------------------------------------------------------------------------------------------------------
    Total investment in securities         2,004,245    89,319  4.46     1,816,216    96,085   5.29     1,525,254    92,566  6.07
------------------------------------------------------------------------------------------------------------------------------------

Federal funds sold and
  short-term investments                      66,528       750  1.13       283,309     4,771   1.68       262,451     9,331  3.56
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                   6,717,863  $343,624  5.12%    6,492,791  $375,835   5.79%    6,303,445  $446,510  7.08%
------------------------------------------------------------------------------------------------------------------------------------

NONEARNING ASSETS
Other assets                                 585,676                       595,445                        592,469
Allowance for loan losses                    (65,517)                      (71,561)                       (64,350)
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                          $7,238,022                    $7,016,675                     $6,831,564
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                      $  709,508  $  2,838   .40%   $  690,011  $  5,508    .80%   $  598,973  $  7,727  1.29%
Money market deposits                      1,409,491    11,407   .81     1,321,729    19,152   1.45     1,065,027    30,655  2.88
Savings deposits                             557,178     2,180   .39       515,878     4,014    .78       463,583     7,055  1.52
Other time deposits                          798,626    14,085  1.76       913,492    26,315   2.88     1,114,207    58,772  5.27
Time deposits $100,000 and over              678,969    10,183  1.50       707,715    16,868   2.38       858,895    42,006  4.89
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        4,153,772    40,693   .98     4,148,825    71,857   1.73     4,100,685   146,215  3.57
------------------------------------------------------------------------------------------------------------------------------------

Short-term and other borrowings              439,869     2,816   .64       441,777     3,844    .87       515,152    15,134  2.94
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities     4,593,641  $ 43,509   .95%    4,590,602  $ 75,701   1.65%    4,615,837  $161,349  3.50%
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST-BEARING
    LIABILITIES AND
    SHAREHOLDERS' EQUITY
Demand deposits                            1,759,414                     1,601,316                      1,447,871
Other liabilities                             61,269                        64,032                         69,757
Shareholders' equity                         823,698                       760,725                        698,099
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
       shareholders' equity               $7,238,022                    $7,016,675                     $6,831,564
------------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                   $300,115  4.47%               $300,134   4.62%               $285,161  4.52%
Net earning assets and spread             $2,124,222            4.17%   $1,902,189             4.14%   $1,687,608            3.58%
Interest cost of funding
    earnings assets                                              .65%                          1.17%                         2.56%
------------------------------------------------------------------------------------------------------------------------------------
(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $34,507, $37,152 and $27,492, respectively, in 2003, 2002 and 2001.

TABLE 14.  SUMMARY OF CHANGES IN NET INTEREST INCOME (TE) (a)  (b)
------------------------------------------------------------------------------------------------------------------
                                                   2003 Compared to 2002               2002 Compared to 2001
------------------------------------------------------------------------------------------------------------------
                                                     Due to                               Due to
                                                   Change in          Total              Change in        Total
                                            -----------------------  Increase     ---------------------- Increase
(dollars in thousands)                          Volume        Rate  (Decrease)      Volume      Rate    (Decrease)
------------------------------------------------------------------------------------------------------------------

INTEREST INCOME (TE)
     Loans (TE)                               $15,254   $(36,678)   $(21,424)      $(9,126)   $(60,508)  $(69,634)
------------------------------------------------------------------------------------------------------------------

     Mortgage-backed securities                 6,120    (10,935)     (4,815)       18,605      (4,432)    14,173
     U.S. agency securities                      (549)    (4,627)     (5,176)       (5,252)     (4,397)    (9,649)
     U.S. Treasury securities                   1,669       (485)      1,184         2,300      (2,355)       (55)
     Obligations of states and political
        subdivisions (TE)                       2,985       (337)      2,648          (963)       (404)    (1,367)
     Other securities                            (473)      (134)       (607)          715        (298)       417
------------------------------------------------------------------------------------------------------------------
         Total investment in securities         9,752    (16,518)     (6,766)       15,405     (11,886)     3,519
------------------------------------------------------------------------------------------------------------------

     Federal funds sold and
        short-term investments                 (2,808)    (1,213)     (4,021)          690      (5,250)    (4,560)
------------------------------------------------------------------------------------------------------------------
         Total interest income (TE)            22,198    (54,409)    (32,211)        6,969     (77,644)   (70,675)
------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
     NOW account deposits                         151     (2,821)     (2,670)        1,047      (3,266)    (2,219)
     Money market deposits                      1,198     (8,943)     (7,745)        6,190     (17,693)   (11,503)
     Savings deposits                             299     (2,133)     (1,834)          723      (3,764)    (3,041)
     Other time deposits                       (2,995)    (9,235)    (12,230)       (9,222)    (23,235)   (32,457)
     Time deposits $100,000 and over             (660)    (6,025)     (6,685)       (6,425)    (18,713)   (25,138)
------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits       (2,007)   (29,157)    (31,164)       (7,687)    (66,671)   (74,358)
------------------------------------------------------------------------------------------------------------------

     Short-term and other borrowings              (17)    (1,011)     (1,028)       (1,900)     (9,390)   (11,290)
------------------------------------------------------------------------------------------------------------------
         Total interest expense                (2,024)   (30,168)    (32,192)       (9,587)    (76,061)   (85,648)
------------------------------------------------------------------------------------------------------------------
         Change in net interest income (TE)   $24,222   $(24,241)    $   (19)      $16,556    $ (1,583)  $ 14,973
------------------------------------------------------------------------------------------------------------------
(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

                                       24
generated a gain of approximately $.9 million. The pace of refinancings recently moderated, and this has slowed prepayments and helped stabilize the overall yield (TE) on investment securities toward the end of 2003.

         There was some favorable shift in the mix of average earning assets in 2003, with average loans growing to 69% of the total from 68% in 2002. Loans had declined as a percentage of average earning assets in 2002, from 72% in 2001, reflecting the more restrained loan demand over much of this period. Restrained loan demand and higher demand for deposit products, among other factors, had caused a surge in the liquidity of the asset mix in 2001 that carried over into 2002. Short-term investments grew to 4% of average earning assets in 2001 and remained on average at the higher level in 2002. Beginning in 2002, management gradually redirected this liquidity to securities portfolio investments and, eventually, to fund renewed loan growth. For 2003, the average investment in securities increased to 30% of average earning assets, from 28% in 2002.

PROVISION FOR LOAN LOSSES
         The overall credit risk profile of Whitney's customers improved in both 2003 and 2002. With these improvements, Whitney was able to reduce its allowance for loan losses by $6.6 million in 2003, following a reduction of $5.5 million in 2002 from year-end 2001. Net charge-offs were $3.1 million in 2003, compared to $12.1 million in 2002 and $9.4 million in 2001. In 2003, Whitney recognized a $3.5 million negative provision for loan losses, compared to provisions of $7.5 million in 2002 and $19.5 million in 2001.

         For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans, Credit Risk Management and Allowance for Loan Losses. The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
         Table 15 shows the components of noninterest income for each year in the three-year period ended December 31, 2003, along with the percent changes between years for each component. Noninterest income increased 5%, or $4.3 million, in 2003 after decreasing 7%, or $6.0 million, in 2002. Excluding revenue and gains associated with merchant processing agreements that were sold in 2001, as discussed below, noninterest income grew 6%, or $4.5 million, in 2002.

TABLE 15.  NONINTEREST INCOME
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     2003   % change         2002   % change         2001
-----------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                      $38,309        -%       $38,327      8.7%       $35,275
Secondary mortgage market operations                      11,248     24.4          9,045     19.4          7,575
Bank card fees                                             9,193     11.9          8,219    (41.3)        14,002
Trust service fees                                         8,126     (7.8)         8,814     (6.1)         9,384
ATM fees                                                   4,691     (3.5)         4,861     13.5          4,281
Investment services income                                 4,010     (5.8)         4,257      9.0          3,906
Other fees and charges                                     7,145     18.2          6,047     41.1          4,285
Other operating income                                     4,764     59.2          2,993    (15.2)         3,529
Net gain on sales and other
   revenue from foreclosed assets                          1,132    (34.0)         1,714    (12.7)         1,963
Net gains on disposals of surplus property                    23    (95.4)           497    (84.8)         3,274
Gain on sale of merchant processing agreements                 -        -              -      (a)          3,570
Securities transactions                                      863    110.0            411    149.1            165
-----------------------------------------------------------------------------------------------------------------
  Total noninterest income                               $89,504      5.1%       $85,185     (6.6)%      $91,209
-----------------------------------------------------------------------------------------------------------------
(a) Not meaningful.

         Income from service charges on deposit accounts was stable in 2003 after an increase of 9%, or $3.1 million, in 2002. Account maintenance charges on business customers were up 3% in 2003, but grew 31%, or $2.6 million, in 2002. Refinements to pricing policies for certain business accounts implemented mid-2001 and a relatively steep reduction in the earnings credit available to offset charges on these accounts both benefited the results in 2002. Whitney appropriately lowered the earnings credit rate as short-term market interest rates declined sharply in 2001. The earnings credit rate moved moderately lower into 2003, but the potential favorable impact on business charges was partly offset by the impact of increased liquidity and balances in the deposit base and some reduction in the volume of chargeable transactions. Overall service charge income in 2002 also benefited from the introduction, beginning in 2001's second quarter, of automated tools to help banking officers with certain service fee decisions and to measure their performance against corporate standards. The integration of customers acquired in mergers also generated additional fee income in 2002.

         Secondary mortgage market operations posted a 24%, or $2.2 million, increase in fee income in 2003. This followed an increase of 19%, or $1.5 million, in 2002. Low rates have benefited loan production volumes for several years by stimulating homeowners to refinance and by helping sustain demand for new home purchases. Total home loan production, including loans originated for the portfolio, was $761 million in 2003, $510 million in 2002 and $461 million in 2001. Whitney sold approximately 84% of this production in 2003, compared to 86% in 2002 and 95% in 2001. Refinancing activity accounted for approximately 70% of the total dollar volume of loans originated in 2003, compared to 65% in both 2002 and 2001. There was a marked reduction in home loan production toward the end of the third quarter of 2003 as mortgage rates trended higher and refinancing activity abated. A return to a more favorable rate environment in the near term is not currently anticipated, and both overall production levels and secondary mortgage market fee income in 2004 are expected to be well below 2003 results.

         At the end of 2001's third quarter, Whitney entered into an alliance with a firm that specializes in processing credit card sale transactions for merchants. In forming this alliance, Whitney sold its existing merchant processing agreements to the firm and recognized a gain of $3.6 million, while maintaining an interest in the ongoing net revenues generated through the alliance. With this move, bank card fees decreased a net 41%, or $5.8 million, in 2002. The corresponding reduction in bank card processing expense is discussed in the following section. Excluding revenues associated with merchant processing in all periods, bank card income rose 8%, or $.6 million, in 2003, and was up 18%, or $1.2 million in 2002.

         In addition to income from merchant processing services, this category includes fees from activity on Bank-issued credit and debit cards. Fee income from credit card activity grew 11% in 2003, consistent with the growth in transaction volume, and was up 7% in 2002. Fee income from debit card activity has made an increasingly important contribution in recent years as the Company expanded the distribution of this product and saw increasing acceptance and use of these cards for retail transactions. Debit card fee income was up 7%, or $.3 million in 2003, on a 15% increase in transaction volume. This followed income growth of 26%, or $1.0 million, in 2002 when transaction volume rose 25%. The income growth in 2003 did not fully reflect the underlying growth in transaction volume because rates were reduced beginning in August 2003 under the terms of a settlement between Visa USA and merchants. As part of this settlement, Visa USA also agreed to modify its policy requiring merchants who honor its credit cards to also accept its check or debit card product. Although the implementation of this policy in January 2004 is not expected to significantly impact transaction volume, it is expected to lead to lower interchange fees per transaction relative to pre-settlement levels.

         Trust service fees were lower in both 2003 and 2002, although the most recent quarterly results have shown some improvement with the recovery of capital market valuations after an extended period of market weakness. Investment service income decreased 6% in 2003, following 9% growth in 2002. Market conditions in 2003 limited the volume of fixed-income transactions in which the Company has traditionally been most active and reduced the demand for and the profitability of annuity products. At the same time, there was some improvement in retail brokerage activity with improving equity markets and investor confidence. Income growth in 2002 had been driven mainly by customers' reinvestment of called bond proceeds and sales of annuity products when returns were relatively more attractive.

         Fees on letters of credit and unused loan commitments were the main contributors to the growth in other fees and charges in both 2003 and 2002, mainly reflecting successful lending efforts. Other operating income in 2003 includes a gain of $1.4 million recognized on the sale of a portfolio of seasoned loans originated under affordable-housing programs.

         The net gain on sales and other revenue from foreclosed assets includes income from grandfathered assets that vary from year to year as opportunities for sales arise. Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. The net gains recognized in each period from these and other dispositions of surplus banking property are shown in Table 15. The total for 2001 includes a gain of approximately $1.1 million related to a property acquired through merger.

NONINTEREST EXPENSE
         Table 16 shows the components of noninterest expense for each year in the three-year period ended December 31, 2003, along with the percent changes between years for each component. Noninterest expense increased 5%, or $12.0 million, in 2003, driven mainly by a 10%, or $12.4 million, increase in personnel expense. Noninterest expense declined 3% between 2001 and 2002. Adjusting for the impact of the merchant business sale in each period and excluding merger-related expenses of $6.2 million in 2001, noninterest expense in 2002 was up 2% from 2001. Personnel costs were again the most significant factor.

TABLE 16.  NONINTEREST  EXPENSE
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      2003    % change        2002    % change         2001
-------------------------------------------------------------------------------------------------------------------
Employee compensation                                    $113,994       6.5%     $107,021       2.1%      $104,806
Employee benefits                                          27,377      24.6        21,966      24.8         17,604
-------------------------------------------------------------------------------------------------------------------
  Total personnel expense                                 141,371       9.6       128,987       5.4        122,410
Net occupancy expense                                      19,521      (1.9)       19,907      (1.3)        20,179
Equipment and data processing expense                      17,264      (8.5)       18,876     (18.1)        23,040
Telecommunication and postage                               8,614       4.0         8,281      (3.5)         8,582
Corporate value and franchise taxes                         7,079      (6.3)        7,557       7.3          7,045
Legal and professional services                             6,029       (.9)        6,083     (30.2)         8,712
Amortization of intangibles                                 5,332      (8.8)        5,846     (21.3)         7,430
Security and other outsourced services                      8,846       8.8         8,127       4.3          7,792
Advertising                                                 3,679     (22.9)        4,769       7.3          4,443
Operating supplies                                          3,546       2.4         3,462     (19.8)         4,315
Bank card processing services                               2,293       6.1         2,161     (73.4)         8,134
Deposit insurance and regulatory fees                       1,926      (2.3)        1,971       1.8          1,936
Miscellaneous operating losses                              1,645      15.1         1,429     (43.8)         2,544
Other operating expense                                    15,778      17.1        13,470       7.4         12,542
-------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                              $242,923       5.2%     $230,926      (3.4)%     $239,104
-------------------------------------------------------------------------------------------------------------------

         Underlying the rise in personnel expense in 2003 were a 7%, or $7.0 million, increase in employee compensation and a 25%, or $5.4 million, increase in employee benefits. Base pay increased a moderate 3%, or close to $3 million. Continued attention to efficient management of human resources helped the Company maintain its full-time equivalent staff during 2003 at a level that was on average 2% below the level in 2002. Payments in 2003 under targeted employee incentive programs rose more sharply than base pay, with the $2.4 million increase driven mainly by the impact of higher loan production volumes on retail mortgage origination incentives. An increase in stock-based compensation, which fluctuates with changes in Whitney's stock price and employee participation levels, was the main factor in the overall $1.6 million increase in management incentive plan expense.

         Defined benefit pension plan expense and the cost of providing health benefits to retirees increased a combined $4.1 million in 2003, with pension expense alone up $3.3 million. This was the main factor behind the overall rise in employee benefits for the year. A weak investment performance by the pension trust fund or a decline in market yields on fixed-income securities will cause the actuarially-determined periodic pension expense to increase in future periods, holding other variables constant. Declines in market yields and negative trends in actual benefit outlays will also have an unfavorable impact on actuarial valuation results for postretirement health benefits. All of these conditions were present in 2002, leading to the higher expense levels in 2003. The Company also experienced an expected increase in the cost of providing current health benefits in 2003.

         A much more moderate increase in pension expense is anticipated for 2004, reflecting the beneficial impact of better than assumed investment performance in 2003 and the $8 million employer contribution to the pension trust during that year. Although the cost of postretirement health benefits is also expected to continue to rise in 2004, the size of the increase could be favorably impacted by recently enacted legislation on prescription drug benefits under Medicare. Whitney has deferred recognizing the impact of this legislation in its accounting for postretirement health benefits, pending issuance of authoritative guidance on certain accounting issues raised by the act. The basis for this deferral is discussed more fully in Note 12 to the consolidated financial statements.

         Total personnel costs increased 5%, or $6.6 million, in 2002, with employee compensation up 2%, or $2.2 million, and employee benefits up 25%, or $4.4 million. Excluding $2.9 million of merger-related expense incurred in 2001, related mainly to severance or retention bonuses and change-in-control payments, employee compensation increased 5%, or $5.1 million, in 2002 over the previous year. Base salaries and the cost of various targeted employee incentive pay plans, such as for mortgage originators, increased a combined 4%, or $3.7 million, including the impact of recurring costs of bank operations purchased in late 2001. The staff level during 2002 was essentially unchanged from 2001, partly reflecting the successful integration of operations and employees from the 2001 acquisitions. Management incentive expense was up $1.6 million in 2002, similar to the increase in 2003. Stock-based compensation was again the main factor.

         The same conditions that led to higher pension costs in 2003 also impacted 2002. The defined benefit plan expense was up $3.1 million from 2001, accounting for approximately three-quarters of the overall increase in employee benefits expense in 2002. Higher costs of providing both current and retirement health benefits also contributed to the overall increase in 2002.

         Net occupancy expense was moderately lower in both 2003 and 2002. Management has emphasized expense control through aggressive contract management, careful analysis of proposed capital expenditures, and ongoing identification of under-utilized facilities. Several branch facilities were eliminated during 2003 after their operations were consolidated with nearby locations. Six new or replacement branches are scheduled to open through the third quarter of 2004, including three additional locations to serve the Houston market. With the impact of these openings and other factors, a moderate increase in net occupancy expense is expected in 2004. To reduce costs over the long term and enhance productivity, certain operations in Houston will be moved to one of the new locations and out of office space that is subject to a noncancelable lease. Whitney expects to recognize a loss of up to $1.8 million related to its remaining obligation under the lease when the move is completed, which is currently planned for the third quarter of 2004.

         Equipment and data processing expense also trended lower in recent years, with a decrease of 9%, or $1.6 million, in 2003, following a decrease of 18%, or $4.2 million, in 2002. Excluding $1.2 million in system integration expenses in 2001 related to mergers, the improvement in 2002 was 13%, or $2.9 million. As with occupancy expense, the Company's equipment and data processing process in recent years has shown the benefit of contract management and close control over capital expenditures for both new projects and the replacement of fully-depreciated assets. Systems integration activities completed in 2001 also produced ongoing savings. Although cost control efforts will continue, recent upgrades to the data processing system and new applications and capabilities that have been or will be added to support expanded customer service are expected to lead to a year-over-year increase in this expense category in 2004.

         A project to upgrade the capacity and functionality of branch communication lines was the main factor behind the 4% increase in telecommunication and postage expense in 2003. This expense category was slightly lower in 2002 despite postal rate increases in that year and in 2001. During 2002 and 2001, Whitney renegotiated its contract for mail services, improved internal mail operations, and restructured its data and voice communication contracts. The Company has also noted some trends in customer transaction preferences that have reduced the cost of periodic mailings.

         The expense for legal and professional services was little changed in 2003 compared to the prior year. This followed a decrease of 30%, or $2.6 million, from 2001 to 2002. The results in 2001 included $2.3 million of merger-related expense primarily for system conversion consulting services. Excluding merger-related costs, Whitney's expenditures for consulting and other nonlegal professional services have been relatively stable over the last three years. During this period, the Company pursued various initiatives that included implementing new systems to support trust operations and funds transfer services, introducing new on-line banking services, developing products and service protocols that better target different customer groups, and evaluating overall organizational efficiency and effectiveness. Legal expense, which covers services for both loan collection efforts and general corporate matters, was relatively stable over this three-year period. The improvements in loan credit quality during 2003 that were discussed earlier should translate into lower demand for collection services over the near term.

         Amortization of purchased intangibles decreased $1.6 million in 2002 compared to 2001. The $3.6 million benefit from the elimination of goodwill amortization in 2002 was partly offset by amortization of the deposit relationship intangible purchased in the Northwest Bank acquisition in 2001's fourth quarter and adjustments to the amortization schedule for certain other purchased intangibles. Note 9 to the consolidated financial statements presents pro forma information to show the impact elimination of goodwill amortization has on net income and earnings per share. Scheduled amortization of intangible assets other than goodwill in 2004 is $5.2 million.

         The expense for security and other outsourced services increased 9% in 2003 after rising 4% in 2002. The outsourcing of trust-related processing services was the main contributor to the larger increase in 2003.

         Toward the end of 2000, Whitney launched a multi-faceted advertising campaign featuring a Louisiana-based celebrity spokesperson. Costs associated with this campaign continued throughout 2002. During 2003, no new major campaigns were introduced, leading to a decrease in expense of 23%, or $1.1 million.

         The significant reduction in bank card processing services expense in 2002 was directly related to the merchant business sale discussed earlier. Excluding merchant processing costs, this expense category will vary mainly with changes in transaction volume on Bank-issued credit cards.

         The Bank has been assessed at relatively low rates for deposit insurance premiums in recent years, reflecting both the level of the deposit insurance funds in relation to required levels and the favorable overall risk rating assigned to the Bank by its primary regulator. The Company does not expect the Bank's deposit insurance premiums to rise significantly in the near term.

         The expense categories included in other operating expense were up 17%, or $2.3 million, on a combined basis in 2003. The Company experienced a sharp jump in its insurance premiums when certain coverages were renewed in an insurance market much harder than at the beginning of the prior multi-year contract. The required amortization of new affordable housing project investments was also a factor behind the increases in 2003 and 2002, but the related tax credits reduced income tax expense and the effective tax rates as noted in the following section and Note 20 to the consolidated financial statements.

INCOME TAXES
         Income tax expense was $46.1 million in 2003, $46.6 million in 2002 and $36.6 million in 2001. The Company's effective tax rate was 31.9% in 2003, 32.9% in 2002 and 32.6% in 2001. The effective rates in each of these years was lower than the 35% federal statutory tax rate primarily because of tax-exempt interest income from the financing of state and local governments. Additional investments in projects that generate affordable housing credits helped lower the effective tax rate in 2003 as compared to 2002. As discussed in Note 20 to the consolidated financial statements, Whitney recorded a deferred tax benefit of approximately $1 million in 2001 when an acquired bank's Subchapter S election was terminated. The effective rate in 2001 was also impacted by nondeductible goodwill amortization. This was not a factor in 2002 and 2003, because the amortization of goodwill was discontinued after 2001 as was discussed earlier.

         Louisiana-sourced income of commercial banks is not subject to state income taxes. Rather, banks in Louisiana pay a tax based on the value of their capital stock in lieu of income and franchise taxes, and these corporate value taxes are included in noninterest expense. This expense will fluctuate based in part on the growth in the Bank's equity and earnings and in part based on market valuation trends for the banking industry.

         See Note 20 for additional information on the Company's effective tax rates and the composition of changes in income tax expense for all periods.

FOURTH QUARTER RESULTS
         Whitney earned $23.8 million, or $.59 per basic share, in the fourth quarter of 2003, compared to $25.1 million, or $.63 per basic share, in the fourth quarter of 2002.

         Selected highlights from the fourth quarter's results follow:
         o Whitney's net interest income (TE) increased 2%, or $1.6 million, from the fourth quarter of 2002. The favorable impact of 6% growth in earning assets was partly offset by an 18 basis point compression of the net interest margin (TE) between these periods. The margin for the most recent quarter was 4.43%, down only slightly from 4.45% in the third quarter of 2003. Although the latter part of 2003 has seen some upward movement in rates for longer maturities, an overall environment of low market rates has been prevalent for some time now. Both funding costs and asset yields have trended down, but at a declining rate, as higher-yielding fixed-rate instruments gradually repriced and new instruments were added at current low rates. Funding costs decreased 43 basis points between the fourth quarters of 2002 and 2003, but were only 5 basis points lower than in 2003's third quarter. Deposit pricing strategies implemented in response to market conditions have helped shift the mix of funds in favor of noninterest-bearing and lower-cost interest-bearing sources. The overall yield on earning assets was 61 basis points lower than in 2002's fourth quarter, but was down only 7 basis points in comparison to the third quarter of 2003. A recent nationwide slowdown in home mortgage refinancing activities led to lower prepayments on mortgage-backed securities and helped stabilize the overall yield on investment securities. Loans increased slightly as a percentage of earning assets between the fourth quarters of 2002 and 2003, reflecting continued steady growth.

         o The direction of overall credit quality was again favorable during the fourth quarter of 2003. This development and a favorable change in certain loss experience factors helped reduce the allowance for loan losses needed at December 31, 2003 to a level $1.9 million below that at September 30, 2003. With net charge-offs of a comparable $1.9 million for the period, Whitney recorded no provision for loan losses in the final quarter of 2003, compared to a $4 million negative provision in 2003's third quarter and a provision of $.5 million in the fourth quarter of 2002. Net charge-offs were $.8 million in the third quarter of 2003 and $1.7 million in 2002's final quarter. The successful resolution of a larger problem credit was the major factor in a $3.9 million reduction in total nonperforming loans from the end of 2003's third quarter. The allowance required for impaired loans at the end of 2003 was $1.2 million below the level at September 30, 2003. The total of loans criticized through the internal credit risk classification process was down $11 million from the end of the third quarter of 2003. With continued loan growth, the allowance declined as a percentage of total loans to 1.22% at December 31,

              2003, from 1.31% at September 30, 2003. The allowance represented 221% of nonperforming loans at year-end 2003 and 200% at the end of 2003's third quarter.

         o Noninterest income decreased 2%, or $.5 million, from the fourth quarter of 2002. Fee income from Whitney's secondary mortgage market operations in 2003's fourth quarter was down 30%, or $.9 million, compared to the fourth quarter of 2002. There was a marked reduction in home loan production toward the end of the third quarter of 2003 as mortgage rates trended higher and refinancing activity abated. Service charges from deposit accounts were 4%, or $.3 million, higher in the fourth quarter of 2003 and income from bank-issued credit and debit cards was up 3%, or $.1 million, compared to 2002's fourth quarter. The results for bank card income do not fully reflect the underlying growth in transaction volumes because of a reduction in debit transaction rates beginning in August 2003 under the terms of a settlement between Visa USA and merchants. Trust service fees declined 3%, or $.1 million, compared to the fourth quarter of 2002, but were up slightly from 2003's third quarter with rising capital market valuations.

         o Noninterest expense increased 6%, or $3.7 million, from 2002's fourth quarter. Total personnel expense was up 7%, or $2.3 million, as employee compensation increased 4% and employee benefits rose 21%, or each approximately $1.1 million. Base pay increased 4%, or close to $.9 million, but payments under targeted employee incentive programs declined, reflecting the impact of reduced loan production volumes on retail mortgage origination incentives. Management incentive plan expense, which includes certain stock-based compensation, increased $.4 million. A combined increase of $.9 million in defined benefit pension plan expense and the cost of providing postretirement health benefits was the main factor behind the overall rise in employee benefits expense for the fourth quarter of 2003. A project to upgrade the capacity and functionality of communication lines was the main factor behind the 8% increase in the telecommunication and postage expense category. The categories making up other noninterest expense increased a net 15%, or $1.3 million. The most significant factor of a recurring nature was the sharp jump in insurance premiums for the current coverage period, reflecting an insurance market much harder than at the beginning of the prior multi-year contract. The required amortization of new affordable housing project investments during 2003 was also a factor, but the related tax credits reduced income tax expense and helped lower the effective tax rate for the fourth quarter of 2003.

         The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K provides selected comparative financial information for each of the four quarters in 2003 and 2002.


Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included in the section entitled Asset/Liability Management in Management's Discussion and Analysis of Financial Condition and Results of Operations that appears in Item 7 of this Form 10-K and is incorporated here by reference.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                         2003 Quarters
----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)           4th            3rd            2nd           1st
----------------------------------------------------------------------------------------------------------
Net interest income                                   $74,961        $74,283        $72,522       $72,794
Net interest income (TE)                               76,346         75,696         73,857        74,216
Provision for loan losses                                   -         (4,000)             -           500
Noninterest income                                     21,345         23,538         23,126        21,495
  Net securities gains (losses) in noninterest income       -            863              -             -
Noninterest expense                                    61,652         61,332         60,645        59,294
Income tax expense                                     10,834         12,987         11,253        11,025
----------------------------------------------------------------------------------------------------------
Net income                                            $23,820        $27,502        $23,750       $23,470
----------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                   $7,389,183     $7,293,393     $7,191,244    $7,074,196
    Earning assets                                  6,858,134      6,772,338      6,686,717     6,550,281
    Loans                                           4,733,236      4,620,970      4,564,160     4,461,849
    Deposits                                        6,039,349      5,949,378      5,898,219     5,762,353
    Shareholders' equity                              835,924        822,678        824,584       811,347
----------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                             1.28%          1.50%          1.32%         1.35%
    Return on average equity                            11.31          13.26          11.55         11.73
    Net interest margin                                  4.43           4.45           4.43          4.57
----------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                                $.59           $.69           $.60          $.59
    Diluted                                               .59            .68            .59           .58
Cash dividends per share                                  .33            .30            .30           .30
Trading data
    High closing price                                 $40.99         $35.74         $34.07        $34.39
    Low closing price                                   34.67          31.94          31.67         31.62
    End-of-period closing price                         40.99          34.00          32.00         34.20
    Trading volume                                  3,077,088      5,300,892      8,201,397     6,344,880
----------------------------------------------------------------------------------------------------------
                                                                         2002 Quarters
----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)           4th            3rd            2nd           1st
----------------------------------------------------------------------------------------------------------
Net interest income                                   $73,463        $73,964        $75,174       $72,607
Net interest income (TE)                               74,758         75,162         76,381        73,833
Provision for loan losses                                 500          1,500          2,500         3,000
Noninterest income                                     21,890         22,280         20,646        20,369
  Net securities gains (losses) in noninterest income       -            (15)           426             -
Noninterest expense                                    57,946         58,230         57,773        56,977
Income tax expense                                     11,777         12,198         11,762        10,907
----------------------------------------------------------------------------------------------------------
Net income                                            $25,130        $24,316        $23,785       $22,092
----------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                   $6,957,714     $6,883,963     $6,986,870    $7,242,746
    Earning assets                                  6,449,785      6,373,798      6,460,942     6,690,593
    Loans                                           4,417,449      4,326,383      4,344,882     4,400,375
    Deposits                                        5,660,729      5,634,831      5,757,493     5,951,971
    Shareholders' equity                              792,292        773,326        745,352       731,120
----------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                             1.43%          1.40%          1.37%         1.24%
    Return on average equity                            12.58          12.47          12.80         12.25
    Net interest margin                                  4.61           4.69           4.74          4.45
----------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                                $.63           $.61           $.60          $.56
    Diluted                                               .63            .60            .59           .55
Cash dividends per share                                  .30            .27            .27           .27
Trading data
    High closing price                                 $34.27         $34.00         $38.52        $34.50
    Low closing price                                   29.46          28.09          30.51         29.13
    End-of-period closing price                         33.33          32.08          30.74         33.24
    Trading volume                                  5,774,008      5,078,531      8,115,882     2,958,102
----------------------------------------------------------------------------------------------------------
All closing prices represent closing sales prices as reported on The NASDAQ Stock Market.

                                     WHITNEY HOLDING COPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                                                              December 31
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                2003                  2002
-------------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and due from financial institutions                                        $  270,387            $  326,124
  Federal funds sold and short-term investments                                       14,385                 4,327
  Loans held for sale                                                                 15,309                65,572
  Investment in securities
     Securities available for sale                                                 2,090,870             1,773,591
     Securities held to maturity, fair values of $196,717 and $209,506,
        respectively                                                                 190,535               202,107
-------------------------------------------------------------------------------------------------------------------
        Total investment in securities                                             2,281,405             1,975,698
  Loans, net of unearned income                                                    4,882,610             4,455,412
     Allowance for loan losses                                                       (59,475)              (66,115)
-------------------------------------------------------------------------------------------------------------------
        Net loans                                                                  4,823,135             4,389,297
-------------------------------------------------------------------------------------------------------------------

  Bank premises and equipment                                                        148,259               151,620
  Goodwill                                                                            69,164                69,164
  Other intangible assets                                                             23,475                28,807
  Accrued interest receivable                                                         27,305                28,649
  Other assets                                                                        82,158                58,623
-------------------------------------------------------------------------------------------------------------------
        Total assets                                                              $7,754,982            $7,097,881
-------------------------------------------------------------------------------------------------------------------

LIABILITIES
  Noninterest-bearing demand deposits                                             $1,943,248            $1,692,939
  Interest-bearing deposits                                                        4,215,334             4,089,940
-------------------------------------------------------------------------------------------------------------------
        Total deposits                                                             6,158,582             5,782,879
-------------------------------------------------------------------------------------------------------------------

  Short-term and other borrowings                                                    600,053               453,415
  Accrued interest payable                                                             4,493                 7,383
  Other liabilities                                                                  151,541                53,721
-------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                          6,914,669             6,297,398
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized - 100,000,000 shares
    Issued - 40,448,929 and 40,067,783 shares, respectively                            2,800                 2,800
  Capital surplus                                                                    183,624               167,235
  Retained earnings                                                                  656,195               607,235
  Accumulated other comprehensive income                                               8,438                30,104
  Treasury stock at cost - 937 shares in 2003                                            (30)                    -
  Unearned restricted stock compensation                                             (10,714)               (6,891)
-------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                   840,313               800,483
-------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                $7,754,982            $7,097,881
-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Years Ended December 31
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                     2003         2002         2001
-------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and fees on loans                                                    $252,611     $273,737     $343,397
  Interest and dividends on investments
    Mortgage-backed securities                                                    50,428       55,243       41,070
    U.S. agency securities                                                        16,547       21,723       31,372
    U.S. Treasury securities                                                       7,344        6,160        6,215
    Obligations of states and political subdivisions                               8,564        6,843        7,745
    Other securities                                                               1,825        2,432        2,015
  Interest on federal funds sold and short-term investments                          750        4,771        9,331
-------------------------------------------------------------------------------------------------------------------
    Total interest income                                                        338,069      370,909      441,145
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                            40,693       71,857      146,215
  Interest on short-term and other borrowings                                      2,816        3,844       15,134
-------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                        43,509       75,701      161,349
-------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                              294,560      295,208      279,796
PROVISION FOR LOAN LOSSES                                                         (3,500)       7,500       19,500
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              298,060      287,708      260,296
-------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                                             38,309       38,327       35,275
  Secondary mortgage market operations                                            11,248        9,045        7,575
  Bank card fees                                                                   9,193        8,219       14,002
  Trust service fees                                                               8,126        8,814        9,384
  Other noninterest income                                                        21,765       20,369       24,808
  Securities transactions                                                            863          411          165
-------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                      89,504       85,185       91,209
-------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
  Employee compensation                                                          113,994      107,021      104,806
  Employee benefits                                                               27,377       21,966       17,604
-------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                      141,371      128,987      122,410
  Net occupancy expense                                                           19,521       19,907       20,179
  Equipment and data processing expense                                           17,264       18,876       23,040
  Telecommunication and postage                                                    8,614        8,281        8,582
  Corporate value and franchise taxes                                              7,079        7,557        7,045
  Legal and professional fees                                                      6,029        6,083        8,712
  Amortization of intangibles                                                      5,332        5,846        7,430
  Other noninterest expense                                                       37,713       35,389       41,706
-------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                    242,923      230,926      239,104
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                       144,641      141,967      112,401
INCOME TAX EXPENSE                                                                46,099       46,644       36,581
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $ 98,542     $ 95,323     $ 75,820
-------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
  Basic                                                                            $2.47        $2.39        $1.92
  Diluted                                                                           2.44         2.38         1.90
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                       39,929,431   39,848,881   39,550,723
  Diluted                                                                     40,396,134   40,121,544   39,836,047
CASH DIVIDENDS PER SHARE                                                           $1.23        $1.11        $1.03
-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                    WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                       Accumulated             Unearned
                                                                                          Other               Restricted
                                                          Common   Capital   Retained Comprehensive Treasury    Stock
(dollars in thousands, except per share data)              Stock   Surplus   Earnings     Income     Stock   Compensation   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                              $2,800  $158,083   $521,220    $ 1,657   $(13,680)  $ (4,316)   $665,764
------------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                               -         -       75,820        -          -          -        75,820
    Other comprehensive income:
      Cumulative effect of accounting change                 -         -          -       (4,175)       -          -        (4,175)
      Unrealized net holding gain on securities,
        net of reclassification adjustments and taxes        -         -          -       12,622        -          -        12,622
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                                 -         -       75,820      8,447        -          -        84,267
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.03 per share                            -         -      (40,597)       -          -          -       (40,597)
  Cash dividends, pooled entities                            -         -         (202)       -          -          -          (202)
  Stock issued to dividend reinvestment plan                 -       1,613        -          -        1,535        -         3,148
  Long-term incentive plan stock activity:
     Restricted grants and related activity                  -       5,273        -          -         (934)    (1,338)      3,001
     Options exercised                                       -       2,103        -          -          -          -         2,103
  Directors' compensation plan stock activity                -          42        -          -          101        -           143
  Treasury stock issued in pooling
     business combination                                    -     (12,978)       -          -       12,978        -           -
  Stock transactions, pooled entities                        -         261        -          -          -          -           261
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                               2,800   154,397    556,241     10,104        -       (5,654)    717,888
------------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                               -         -       95,323        -          -          -        95,323
    Other comprehensive income:
      Unrealized net holding gain on securities,
        net of reclassification adjustments and taxes        -         -          -       20,000        -          -        20,000
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                                 -         -       95,323     20,000        -          -       115,323
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.11 per share                            -         -      (44,329)       -          -          -       (44,329)
  Stock issued to dividend reinvestment plan                 -       1,490        -          -          -          -         1,490
  Long-term incentive plan stock activity:
     Restricted grants and related activity                  -       4,451        -          -         (243)    (1,237)      2,971
     Options exercised                                       -       6,355        -          -           31        -         6,386
  Directors' compensation plan stock activity                -         255        -          -          212        -           467
  Stock transactions, pooled entities                        -         287        -          -          -          -           287
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                               2,800   167,235    607,235     30,104        -       (6,891)    800,483
------------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                               -         -       98,542        -          -          -        98,542
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments and taxes        -         -          -      (21,666)       -          -       (21,666)
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                                 -         -       98,542    (21,666)       -          -        76,876
------------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.23 per share                            -         -      (49,582)       -          -          -       (49,582)
  Stock issued to dividend reinvestment plan                 -       1,303        -          -          487        -         1,790
  Long-term incentive plan stock activity:
     Restricted grants and related activity                  -       9,630        -          -       (1,227)    (3,823)      4,580
     Options exercised                                       -       5,023        -          -          503        -         5,526
  Directors' compensation plan stock activity                -         433        -          -          207        -           640
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                              $2,800  $183,624   $656,195    $ 8,438     $  (30)  $(10,714)   $840,313
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                          2003          2002          2001
------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                                                                 $ 98,542      $ 95,323      $ 75,820
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of bank premises and equipment               13,242        15,336        19,201
    Amortization of purchased intangibles                                       5,332         5,846         7,430
    Restricted stock compensation earned                                        5,954         4,951         3,758
    Premium amortization (discount accretion), net                              8,221         4,338           302
    Provision for losses on loans and foreclosed assets                        (3,443)        7,634        19,579
    Net gains on sales of foreclosed assets and surplus property                 (547)       (1,269)       (4,542)
    Net gains on sales of investment securities                                  (863)         (411)         (165)
    Deferred tax expense (benefit)                                              1,415          (811)       (5,619)
    Net (increase) decrease in loans originated and held for sale              22,802        21,342       (45,399)
    Increase (decrease) in accrued income taxes                                (4,170)         (744)        2,155
    (Increase) decrease in accrued interest receivable and prepaid expenses    (2,578)        4,824        12,850
    Increase (decrease) in accrued interest payable and other accrued expenses  2,078        (6,777)       (7,168)
------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                              145,985       149,582        78,202
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity           52,938        40,710       206,034
  Purchases of investment securities held to maturity                         (40,898)      (51,368)            -
  Proceeds from maturities of investment securities available for sale        785,351       588,067       562,282
  Proceeds from sales of investment securities available for sale             278,752        56,375       140,305
  Purchases of investment securities available for sale                    (1,321,413)     (950,507)   (1,004,264)
  Net (increase) decrease in loans                                           (403,268)       (5,356)      157,698
  Net (increase) decrease in federal funds sold and short-term investments    (10,058)      490,581      (456,988)
  Proceeds from sales of foreclosed assets and surplus property                 4,495        10,915         8,078
  Purchases of bank premises and equipment                                    (11,128)       (7,678)      (10,501)
  Net cash paid in business acquisitions                                            -             -       (35,933)
  Other, net                                                                  (16,209)       (3,562)       (1,088)
------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                   (681,438)      168,177      (434,377)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase in transaction account and savings account deposits            486,468       148,904       683,648
  Net decrease in time deposits                                              (110,765)     (316,185)     (212,110)
  Net increase (decrease) in short-term and other borrowings                  146,638       (58,102)      (82,421)
  Proceeds from issuance of common stock                                        7,151         7,385         5,096
  Purchases of common stock                                                    (1,528)       (2,256)         (847)
  Cash dividends                                                              (48,248)      (42,893)      (38,800)
------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                    479,716      (263,147)      354,566
------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                       (55,737)       54,612        (1,609)
       Cash and cash equivalents at beginning of year                         326,124       271,512       273,121
------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of year                              $270,387      $326,124      $271,512
------------------------------------------------------------------------------------------------------------------

Cash received during the year for:
   Interest income                                                           $339,413      $374,721      $452,887

Cash paid during the year for:
   Interest expense                                                            46,399        83,264       169,895
   Income taxes                                                                47,800        46,600        39,842

Noncash investing activities:
   Loans transferred to held for sale                                               -        27,461         2,927
   Foreclosed assets received in settlement of loans                            2,574         4,707         1,249
------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

         Premiums and discounts on securities, both those held to maturity and those available for sale, are amortized and accreted to income as an adjustment to the securities' yields using the interest method. Realized gains and losses on securities, including declines in value judged to be other than temporary, are reported as a component of noninterest income. The cost of securities sold is specifically identified for use in calculating realized gains and losses.

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

Foreclosed Assets and Surplus Property
         Collateral acquired through foreclosure or in settlement of loans and surplus property are both reported with other assets in the consolidated balance sheets. With the exception of grandfathered property interests, which are assigned a nominal book value, these assets are recorded at estimated fair value, less estimated selling costs, if this value is lower than the carrying value of the related loan or property asset. Any initial reduction in the carrying amount of a loan to the fair value of the collateral received is charged to the allowance for loan losses. Losses arising from the transfer of bank premises and equipment to surplus property are charged to current earnings. Subsequent valuation adjustments for either foreclosed assets or surplus property are also included in current earnings, as are the revenues and expenses associated with managing these assets before they are sold.

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

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," beginning in 2002, goodwill is no longer subject to amortization but is subject to at least an annual assessment for impairment, unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill contained in any reporting unit within a company is less than the goodwill's carrying value. The Company has assigned all goodwill to one reporting unit that represents Whitney's overall banking operations. This reporting unit is the same as the operating segment identified below, and its operations constitute substantially all of the Company's consolidated operations. Impairment losses identified after a transition period that ended in 2002 would be charged to operating expense.

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

Stock-Based Compensation
         At December 31, 2003, the Company had two incentive compensation plans that incorporate stock-based compensation, as is more fully described in Note
12. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation, among other provisions. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion
(APB) No. 25 and related interpretations to measure and recognize stock-based compensation expense. Under this Opinion, Whitney recognizes no compensation expense with respect to fixed awards of stock options. The Company grants options with an exercise price equal to the stock's market price. As such, the options have no intrinsic value on the award date, which is also the measurement date for compensation expense. The compensation expense recognized under APB No. 25 for the Company's restricted stock grants reflects their fair value, but the timing of when fair value is determined and the method of allocating expense over time differ in certain respects from what is required under SFAS No. 123, as amended.

         The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and recognize stock-based compensation expense for all awards:

-----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                  2003          2002           2001
-----------------------------------------------------------------------------------------------------------------
Net income                                                                  $98,542       $95,323        $75,820
Stock-based compensation expense included in reported net income,
     net of related tax effects                                               3,870         3,218          2,442
Stock-based compensation expense determined under fair value-based
     method for all awards, net of related tax effects                       (5,935)       (5,462)        (4,222)
-----------------------------------------------------------------------------------------------------------------
Pro forma net income                                                        $96,477       $93,079        $74,040
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                      $2.47         $2.39          $1.92
     Basic - pro forma                                                         2.42          2.34           1.87
     Diluted - as reported                                                     2.44          2.38           1.90
     Diluted - pro forma                                                       2.39          2.32           1.86
-----------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options awarded during the year                $6.55         $7.91          $6.40
-----------------------------------------------------------------------------------------------------------------

         The fair values of the stock options were estimated as of the grant dates using the Black-Sholes option-pricing model. The estimated option value for each year's award totaled $3.0 million in 2003, $3.4 million in 2002, and $2.3 million in 2001. The Company made the following significant assumptions in applying the option-pricing model: (a) an expected annualized volatility for Whitney's common stock of 25.55% in 2003, 25.25% in 2002, and 24.17% in 2001;
(b) an average option life of seven years before exercise; (c) an expected annual dividend yield of 3.56% in 2003, 3.44% in 2002, and 3.64% in 2001; and
(d) a weighted-average risk-free interest rate of 3.01% in 2003, 4.94% in 2002, and 5.28% in 2001.

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

Operating Segment Disclosures
         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about a company's operating segments using a "management approach." Reportable segments are identified in this statement as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. Consistent with its stated strategy that is focused on providing a consistent package of community banking products and services throughout a coherent market area, Whitney has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

Derivative Financial Instruments
         To be able to accommodate the maturity/rate preferences of certain potential borrowers, during 2003 the Bank began to employ interest rate swaps to bring the market risk associated with these longer-duration fixed-rate loans in line with Whitney's asset/liability management objectives by essentially converting them to floating-rate loans. The only contract entered into to date was designated at inception as a hedge of the fair value of a specific loan.

         To qualify as a fair value hedge, changes in the value of the hedging derivative instrument or swap must be expected to be highly effective in offsetting changes in the value of the hedged instrument or loan that result from changes in the benchmark interest rate. Hedge effectiveness is assessed at inception and on an ongoing basis. On at least a quarterly basis, changes in the values of the swap and the loan are recognized in noninterest income, such that any ineffectiveness would impact earnings. There was no ineffectiveness recognized in 2003. The fair value of the derivative instrument is recognized in the consolidated balance sheets with other assets or other liabilities.

         The counterparty to a swap can default on its obligations and, as such, the use of these derivatives exposes the Company to credit risk. Whitney's policies attempt to control this risk by limiting dealings in derivatives to high-quality counterparties, among other requirements.

Other
         Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the consolidated balance sheets. Generally, certain minor sources of income are recorded on a cash basis, which does not differ materially from the accrual basis.

Recent Pronouncements
         In December 2003, the Financial Accounting Standards Board (FASB) issued a revised version of SFAS No. 132. This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures. Both the original and the revised statements address disclosure only and do not address accounting measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003 for the Company and are included in Note 12. Whitney is required to present the interim disclosures beginning with its quarter ending March 31, 2004.

         Also related to postretirement benefits, the FASB issued a staff position in early January 2004 in response to certain accounting issues raised by the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on December 8, 2003. The most significant issue concerns how and when to account for the federal subsidy to plan sponsors that is provided for in the act. As is discussed more fully in Note 12, the staff position allows a company to defer recognizing the impact of this new legislation in its accounting for postretirement health benefits. If elected, the deferral is effective until authoritative guidance on the accounting for the federal subsidy is issued, or until certain significant events occur, such as a plan amendment. Whitney made this deferral election. The authoritative guidance that is eventually issued could require the Company to change previously reported information, although the impact would likely be immaterial.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". An issuer of financial instruments that fall within the scope of this statement, many of which were previously classified as equity, must now classify these financial instruments as liabilities (or assets in certain circumstances). Such instruments include equity shares with mandatory redemption features, and instruments, other than outstanding equity shares, that represent an obligation to repurchase equity shares or an obligation that must or may be settled by issuing a variable number of equity shares. Whitney has issued no financial instruments that fall within the scope of SFAS No. 150.

         The FASB issued SFAS No. 149 in April 2003 to amend and clarify various provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In general, the provisions of SFAS No. 149 applied prospectively to derivative contracts entered into or modified after June 30, 2003, and to hedging relationships designated after that date. Certain amendments reflected decisions on SFAS No. 133 implementation issues that had been previously approved by the FASB, and these provisions retained their original effective dates. Whitney has made limited use of derivative instruments and hedging activities, and the issuance of SFAS No. 149 did not materially affect its financial position, results of operations or cash flows.

         In late 2002 and early 2003 the Financial Accounting Standards Board
(FASB) issued two interpretations of existing accounting principles. FASB Interpretation (FIN) No. 45 elaborated on disclosures an entity should make about its obligations under certain guarantees and clarified that a guarantor should recognize a liability for the fair value of the obligation when a guarantee is first issued. The only significant guarantees issued by Whitney that are subject to the guidance in FIN No. 45 are its standby letters of credit. The disclosure provisions were effective for the Company's fiscal year ended December 31, 2002. The requirement to recognize a liability was effective for those guarantees issued or modified beginning in 2003. Adopting this requirement has had no material impact on the Company's financial position and results of operations.

         FIN No. 46 was issued to correct perceived weaknesses in the accounting for special-purpose entities, in particular the possibility that a controlling financial interest in such an entity might not result in consolidation of the entity with the holder of that interest. The specific entities to which FIN No. 46 refers are called "variable interest entities," and the interpretation explains how to identify a variable interest entity and how an enterprise should assess its interest in such an entity to decide whether consolidation is appropriate. The FASB issued a revision to this interpretation (FIN No. 46R) in December 2003. This revision incorporated additional guidance developed to address FIN 46 implementation issues and delayed certain effective dates. Whitney currently has no interests that require consolidation under the guidance of FIN No. 46 or 46R.

NOTE 3
MERGERS AND ACQUISITIONS
         Whitney entered into no business combinations during 2003 or 2002. Information about mergers and acquisitions in 2001 follows.

Purchase Transactions
         In October 2001, Whitney purchased Redstone Financial, Inc. and one of its subsidiary banks, Northwest Bank, N.A., for cash of approximately $34 million. Northwest Bank had two offices in Houston, Texas with approximately $170 million in total assets, including $74 million in loans, and $145 million in deposits. Applying purchase accounting to this transaction, the Company recorded approximately $25 million in intangible assets, with $7.5 million assigned to the value of deposit relationships with an eight-year life and the remainder to goodwill.

         The Company's financial statements include the results from these acquired operations since the acquisition date. The pro forma impact of these acquisitions on Whitney's results of operations is insignificant. All acquired banking operations have been merged into Whitney National Bank.

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

NOTE 4
INVESTMENT IN SECURITIES
         Summary information about securities available for sale and securities held to maturity follows:

------------------------------------------------------------------------------------------------------------
                                       Securities Available for Sale
------------------------------------------------------------------------------------------------------------
                                                  Amortized       Unrealized     Unrealized         Fair
(dollars in thousands)                              Cost             Gains        (Losses)          Value
------------------------------------------------------------------------------------------------------------
December 31, 2003
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       $1,433,855         $15,425       $ (2,476)      $1,446,804
U. S. agency securities                             401,545           3,365         (7,146)         397,764
U. S. Treasury securities                           180,211           2,949           (468)         182,692
Obligations of states and political
   subdivisions                                      27,342           1,317              -           28,659
Other securities                                     34,937              18             (4)          34,951
------------------------------------------------------------------------------------------------------------
    Total                                        $2,077,890         $23,074       $(10,094)      $2,090,870
------------------------------------------------------------------------------------------------------------
December 31, 2002
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       $1,128,912         $28,363       $      -       $1,157,275
U. S. agency securities                             354,173           9,845              -          364,018
U. S. Treasury securities                           158,075           6,010              -          164,085
Obligations of states and political
   subdivisions                                      32,942           1,521              -           34,463
Other securities                                     53,378             372              -           53,750
------------------------------------------------------------------------------------------------------------
    Total                                        $1,727,480         $46,111       $      -       $1,773,591
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                        Securities Held to Maturity
------------------------------------------------------------------------------------------------------------
                                                  Amortized       Unrealized     Unrealized         Fair
(dollars in thousands)                              Cost             Gains        (Losses)          Value
------------------------------------------------------------------------------------------------------------
December 31, 2003
------------------------------------------------------------------------------------------------------------
Obligations of states and political
   subdivisions                                    $190,535          $7,230        $(1,048)        $196,717
------------------------------------------------------------------------------------------------------------
    Total                                          $190,535          $7,230        $(1,048)        $196,717
------------------------------------------------------------------------------------------------------------
December 31, 2002
------------------------------------------------------------------------------------------------------------
U. S. agency securities                            $ 32,847          $1,108        $     -         $ 33,955
U. S. Treasury securities                            10,323             292              -           10,615
Obligations of states and political
   subdivisions                                     158,937           6,316           (317)         164,936
------------------------------------------------------------------------------------------------------------
    Total                                          $202,107          $7,716        $  (317)        $209,506
------------------------------------------------------------------------------------------------------------

         The aggregate fair value of securities with unrealized losses as of December 31, 2003 was as follows: mortgage-backed securities, $324 million; U.
S. agency securities, $193 million; U. S. Treasury securities, $49 million; obligations of states and political subdivisions, $38 million; and other securities, $.2 million. As of December 31, 2003, no individual security had been in a continuous unrealized loss position for more than 12 months. The unrealized losses reflect the impact on securities' prices of such factors as changing market rates and expectations about the timing of cash flows from securities that can be prepaid. No loss would be realized on these securities if held to maturity or held until market prices recover. The Company is able to hold these securities to maturity and management has no current intention to dispose of any securities at a loss. Securities subject to possible credit quality deterioration, such as obligations of states and political subdivisions, are monitored for signs that contractual obligations may not be met and that there may be value impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. No such impairment losses were recognized in the three years ended December 31, 2003.

         Proceeds from sales of securities available for sale were $279 million in 2003, $56 million in 2002 and $140 million in 2001. Gross realized gains and losses were, respectively, $3.0 million and $2.1 million in 2003, $1.1 million and $.7 million in 2002, and $.4 million and $.2 million in 2001.

         Securities with carrying values of $892 million and $867 million at December 31, 2003 and 2002, respectively, were sold under repurchase agreements, pledged to secure public deposits and trust deposits or pledged for other purposes. In these totals were $60 million in 2003 and $84 million in 2002 for securities pledged at the Federal Reserve discount window in connection with the Company's overall contingency funding plans.

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

-------------------------------------------------------------------------
                     Securities Available for Sale
-------------------------------------------------------------------------

                                             Amortized           Fair
(dollars in thousands)                          Cost             Value
-------------------------------------------------------------------------
December 31, 2003
-------------------------------------------------------------------------
Within one year                             $  211,091        $  213,320
One to five years                              258,378           260,541
Five to ten years                              138,260           133,798
After ten years                                  1,369             1,456
-------------------------------------------------------------------------
Debt securities with single
   maturities                                  609,098           609,115
Mortgage-backed securities                   1,433,855         1,446,804
Equity and other debt securities                34,937            34,951
-------------------------------------------------------------------------
    Total                                   $2,077,890        $2,090,870
-------------------------------------------------------------------------

-------------------------------------------------------------------------
                      Securities Held to Maturity
-------------------------------------------------------------------------

                                              Amortized           Fair
(dollars in thousands)                           Cost             Value
-------------------------------------------------------------------------
December 31, 2003
-------------------------------------------------------------------------
Within one year                               $  6,487          $  6,556
One to five years                               34,687            36,700
Five to ten years                               69,393            66,485
After ten years                                 79,968            86,976
-------------------------------------------------------------------------
    Total                                     $190,535          $196,717
-------------------------------------------------------------------------

         The expected maturity of a security may differ from its contractual maturity, particularly for certain U.S. agency securities and obligations of states and political subdivisions, because of the exercise of call options.

NOTE 5
LOANS
         The composition of the Company's loan portfolio follows:

                                                                                  December 31
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                 2003                        2002
----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                        $2,213,207       45.3%      $1,917,859       43.0%
Real estate loans - commercial and other                       1,726,212       35.4        1,584,099       35.6
Real estate loans - residential mortgage                         619,869       12.7          638,703       14.3
Loans to individuals                                             323,322        6.6          314,751        7.1
----------------------------------------------------------------------------------------------------------------
    Total                                                     $4,882,610      100.0%      $4,455,412      100.0%
----------------------------------------------------------------------------------------------------------------


         The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties carry substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility when originated. An analysis of the changes in loans to related parties during 2003 follows:

--------------------------------------------------------------------------
(dollars in thousands)                                               2003
--------------------------------------------------------------------------
Beginning balance                                                $ 59,506
Additions                                                         104,638
Repayments                                                        (95,674)
Net increase from changes in related parties                       17,971
--------------------------------------------------------------------------
Ending balance                                                   $ 86,441
--------------------------------------------------------------------------

         Outstanding unfunded commitments and letters of credit to related parties totaled $114 million and $85 million at December 31, 2003 and 2002, respectively.

NOTE 6
ALLOWANCE FOR LOAN LOSSES
         A summary analysis of changes in the allowance for loan losses follows:

                                                                            Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               2003              2002             2001
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                      $66,115           $71,633          $61,017
Allowance acquired in bank purchases                                    -                 -            1,196
Allowance on loans transferred to held for sale                         -              (895)            (651)
Provision for loan losses                                          (3,500)            7,500           19,500
Loans charged off                                                 (12,934)          (17,211)         (15,502)
Recoveries                                                          9,794             5,088            6,073
-------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                  (3,140)          (12,123)          (9,429)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                            $59,475           $66,115          $71,633
-------------------------------------------------------------------------------------------------------------

NOTE 7
IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY
         Information on loans evaluated for possible impairment loss follows:

                                                                                           December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 2003             2002
-------------------------------------------------------------------------------------------------------------
Impaired loans at year end
  Requiring a loss allowance                                                        $19,675          $24,852
  Not requiring a loss allowance                                                      2,089            6,265
-------------------------------------------------------------------------------------------------------------
  Total recorded investment in impaired loans                                       $21,764          $31,117
-------------------------------------------------------------------------------------------------------------
Impairment loss allowance required at year end                                       $6,157          $10,084
-------------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans during the year                       $28,380          $29,172
-------------------------------------------------------------------------------------------------------------

         The following is a summary of nonperforming loans and foreclosed assets and surplus property:

                                                                                             December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 2003             2002
-------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis                                           $26,776          $37,959
Restructured loans                                                                      114              336
-------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                                         $26,890          $38,295
-------------------------------------------------------------------------------------------------------------
Foreclosed assets and surplus property                                               $3,490           $3,854
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

                                                                              Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               2003              2002             2001
-------------------------------------------------------------------------------------------------------------
Contractual interest                                               $2,789            $3,394          $ 2,752
Interest recognized                                                 1,237             1,119              945
-------------------------------------------------------------------------------------------------------------
  Decrease in reported interest income                             $1,552            $2,275           $1,807
-------------------------------------------------------------------------------------------------------------

         The Bank and a subsidiary own various property interests that it acquired in routine banking transactions generally before 1933. There was no ready market for these assets when they were initially acquired, and, as was general banking practice at the time, they were written down to a nominal value. The assets include direct and indirect ownership interests in scattered undeveloped acreage, various mineral interests, and a few commercial and residential sites primarily in southeast Louisiana.

         The revenues and direct expenses related to these grandfathered property interests that are included in the statements of income follow:

                                                 Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands)                  2003              2002             2001
--------------------------------------------------------------------------------
Revenues                              $1,067              $983           $1,365
Direct expenses                          205               154              211
--------------------------------------------------------------------------------

NOTE 8
BANK PREMISES AND EQUIPMENT
         An analysis of bank premises and equipment by asset classification follows:

                                                           December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                  2003             2002
--------------------------------------------------------------------------------
Land                                                $ 36,335         $ 36,483
Buildings and improvements                           174,788          171,903
Equipment and furnishings                            106,369          100,764
--------------------------------------------------------------------------------
                                                     317,492          309,150
Accumulated depreciation                            (169,233)        (157,530)
--------------------------------------------------------------------------------
  Total bank premises and equipment                 $148,259         $151,620
--------------------------------------------------------------------------------

         Provisions for depreciation and amortization included in noninterest expense were as follows:

                                                                             Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               2003              2002             2001
-------------------------------------------------------------------------------------------------------------
Buildings and improvements                                        $ 6,609           $ 6,794          $ 7,099
Equipment and furnishings                                           6,633             8,542           12,102
-------------------------------------------------------------------------------------------------------------
  Total depreciation and amortization expense                     $13,242           $15,336          $19,201
-------------------------------------------------------------------------------------------------------------

         At December 31, 2003, the Bank was obligated under a number of noncancelable operating leases. Certain of these leases have escalation clauses and renewal options. Total rental expense was $4.0 million in 2003 and 2002 and $3.8 million in 2001.

         As of December 31, 2003, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows:

(dollars in thousands)
------------------------------------------------
2004                                    $ 4,249
2005                                      4,224
2006                                      3,739
2007                                      3,252
2008                                      2,998
Later years                              19,863
------------------------------------------------
  Total                                 $38,325
------------------------------------------------

         Management has decided to move certain operations in Houston from office space that is subject to a noncancelable lease. Whitney expects to recognize a loss of up to $1.8 million related to its remaining obligation under the lease when the move is completed, which is currently scheduled for the third quarter of 2004.

NOTE 9
GOODWILL AND OTHER INTANGIBLE ASSETS
         Intangible assets consist of identifiable intangibles, such as the value of deposit relationships; goodwill acquired in business combinations accounted for as purchases; and unidentifiable intangibles acquired in certain banking-industry transactions that did not meet the criteria for business combinations.

         As is discussed in Note 2, the accounting for goodwill and other intangible assets is governed by SFAS No. 142, "Goodwill and Other Intangible Assets". Under this standard, there is no goodwill amortization in 2002 and later years.

         Beginning in 2002, goodwill must be tested for impairment at least annually. No indication of goodwill impairment was identified in either the preliminary initial assessment required by SFAS No. 142 in 2002 or in the annual assessments as of September 30, 2003 and 2002.

         Identifiable intangible assets with finite lives continue to be amortized under SFAS No. 142. The Company's only significant identifiable intangible assets reflect the value of deposit relationships, all of which have finite lives. Remaining lives ranged from four to six years at December 31, 2003. The weighted-average remaining life of identifiable intangible assets was approximately five years. Unidentifiable intangible assets are being amortized over a remaining life of approximately four years.

         The carrying value of intangible assets subject to amortization was as follows:

----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                         December 31, 2003                    December 31, 2002
----------------------------------------------------------------------------------------------------------------
                                     Purchase    Accumulated   Carrying    Purchase    Accumulated   Carrying
                                       Value    Amortization    Value        Value    Amortization    Value
----------------------------------------------------------------------------------------------------------------
Deposit relationships and other
  identifiable intangibles            $31,377      $14,326      $17,051      $37,261     $16,591      $20,670
Unidentifiable intangibles             11,321        4,897        6,424       11,321       3,184        8,137
----------------------------------------------------------------------------------------------------------------
  Total                               $42,698      $19,223      $23,475      $48,582     $19,775      $28,807
----------------------------------------------------------------------------------------------------------------

         Amortization of intangible assets included in noninterest expense was as follows:

                                                                                   Years Ended December 31
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                           2003         2002         2001
----------------------------------------------------------------------------------------------------------------
Deposit relationships and other identifiable intangibles                       $3,619       $4,133       $3,352
Unidentifiable intangibles                                                      1,713        1,713          453
Goodwill                                                                            -            -        3,625
----------------------------------------------------------------------------------------------------------------
  Total amortization                                                           $5,332       $5,846       $7,430
----------------------------------------------------------------------------------------------------------------

         Approximately $2.5 million of the goodwill amortization in 2001 was not deductible for income tax purposes. The balance of goodwill that will not generate future tax deductions was $60 million at December 31, 2003.

         The following shows estimated amortization expense for the five succeeding years, calculated based on current amortization schedules.


(dollars in thousands)
------------------------------------
2004                         $5,152
2005                          5,113
2006                          5,107
2007                          4,420
2008                          2,356
------------------------------------

         The following table shows net income and earnings per share adjusted to show the impact of the elimination of goodwill amortization.

                                                   Years Ended December 31
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)    2003         2002         2001
--------------------------------------------------------------------------------
Net income                                    $98,542      $95,323      $75,820
Eliminate goodwill amortization, net of tax         -            -        3,227
--------------------------------------------------------------------------------
   Adjusted net income                        $98,542      $95,323      $79,047
--------------------------------------------------------------------------------
Basic earnings per share                        $2.47        $2.39        $1.92
Effect of eliminating goodwill amortization         -            -          .08
--------------------------------------------------------------------------------
   Adjusted basic earnings per share            $2.47        $2.39        $2.00
--------------------------------------------------------------------------------
Diluted earnings per share                      $2.44        $2.38        $1.90
Effect of eliminating goodwill amortization         -            -          .08
--------------------------------------------------------------------------------
   Adjusted diluted earnings per share          $2.44        $2.38        $1.98
--------------------------------------------------------------------------------


NOTE 10
SHORT-TERM AND OTHER BORROWINGS
         Short-term and other borrowings consisted of the following:

                                                             December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                       2003         2002
--------------------------------------------------------------------------------
Securities sold under agreements to repurchase           $296,580     $349,305
Federal funds purchased                                   257,084       64,886
Treasury Investment Program                                40,000       39,224
Other borrowings                                            6,389            -
--------------------------------------------------------------------------------
  Total short-term and other borrowings                  $600,053     $453,415
--------------------------------------------------------------------------------


         The Bank has the ability to exercise legal authority over the securities that serve as collateral for the securities sold under repurchase agreements. The estimated fair value and carrying value of securities sold under repurchase agreements at December 31, 2003, by term of the underlying borrowing agreement, were as follows:

                                                            Up to         30 to
(dollars in thousands)                      Overnight      30 days       90 days
--------------------------------------------------------------------------------
December 31, 2003
--------------------------------------------------------------------------------
Fair and carrying value:
U.S. agency securities                      $286,288       $    -         $  -
U.S. Treasury securities                       8,977        1,419          281
--------------------------------------------------------------------------------
  Total fair and carrying value             $295,265       $1,419         $281
--------------------------------------------------------------------------------
Outstanding borrowings                      $294,881       $1,419         $280
--------------------------------------------------------------------------------


         Additional information about securities sold under repurchase agreements follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                  2003         2002
--------------------------------------------------------------------------------
Average effective yield on December 31                   .50%         .52%
--------------------------------------------------------------------------------
Average for the year
  Effective yield                                        .47%         .71%
  Balance                                           $325,213     $352,603
--------------------------------------------------------------------------------
Maximum month-end outstanding                       $362,904     $403,775
--------------------------------------------------------------------------------

         Additional information about federal funds purchased follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                     2003         2002
--------------------------------------------------------------------------------
Average effective yield on December 31                      .97%         .75%
--------------------------------------------------------------------------------
Average for the year
  Effective yield                                          1.00%        1.51%
  Balance                                               $99,382      $69,249
--------------------------------------------------------------------------------
Maximum month-end outstanding                          $257,084      $95,397
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

NOTE 11
OTHER ASSETS AND OTHER LIABILITIES
         The more significant components of other assets and other liabilities at December 31, 2003 and 2002 were as follows:

Other assets                                                   December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                        2003         2002
--------------------------------------------------------------------------------
Net deferred income tax asset                              $21,190      $11,141
Low-income housing tax credit fund investments              16,199        7,738
Cash surrender value of life insurance                       8,665        8,137
Prepaid pension asset                                        7,230        3,968
Prepaid expenses                                             4,288        3,527
Foreclosed assets and surplus property                       3,490        3,854
Miscellaneous investments, receivables and other assets     21,096       20,258
--------------------------------------------------------------------------------
  Total other assets                                       $82,158      $58,623
--------------------------------------------------------------------------------


Other liabilities                                               December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                        2003         2002
--------------------------------------------------------------------------------
Trade date securities payable                             $100,925      $     -
Accrued taxes and expenses                                  15,161       15,036
Dividend payable                                            13,344       12,009
Obligation for postretirement benefits other than
  pensions                                                   9,379        8,149
Miscellaneous payables, deferred income and other
  liabilities                                               12,732       18,527
--------------------------------------------------------------------------------
  Total other liabilities                                 $151,541      $53,721
--------------------------------------------------------------------------------

NOTE 12
EMPLOYEE BENEFIT PLANS
Retirement Plans
         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees. The benefits are based on an employee's total years of service and his or her highest five-year level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. Based on currently available information, the Company does not anticipate making a contribution during 2004.

         The following table details the changes both in the actuarial present value of the pension benefit obligation and in the plan's assets for the years ended December 31, 2003 and 2002. The table also shows the funded status of the plan at each year end and identifies the related amounts recognized and unrecognized in the Company's consolidated balance sheets. Whitney uses a December 31 measurement date for all of its defined benefit retirement plans and other postretirement benefit plans.


--------------------------------------------------------------------------------
(dollars in thousands)                                  2003              2002
--------------------------------------------------------------------------------
Changes in benefit obligation:
Benefit obligation, beginning of year                $91,991           $77,734
Service cost for benefits                              5,311             3,893
Interest cost on benefit obligation                    6,030             5,451
Net actuarial loss                                    10,418             9,124
Benefits paid                                         (3,992)           (4,211)
--------------------------------------------------------------------------------
Benefit obligation, end of year                      109,758            91,991
--------------------------------------------------------------------------------
Changes in plan assets:
Plan assets at fair value, beginning of year          84,736            94,822
Actual return on plan assets                          13,903            (5,560)
Employer contribution                                  8,000                 -
Benefits paid                                         (3,992)           (4,211)
Plan expenses                                           (302)             (315)
--------------------------------------------------------------------------------
Plan assets at fair value, end of year               102,345            84,736
--------------------------------------------------------------------------------
Funded status and amounts recognized and
   unrecognized:
Benefit obligation in excess of plan assets,
   end of year                                        (7,413)           (7,255)
Unrecognized net actuarial losses                     15,166            12,137
Unrecognized net implementation asset                      -              (283)
Unrecognized prior service cost resulting
   from plan amendments                                 (523)             (631)
--------------------------------------------------------------------------------
Prepaid pension asset recognized                      $7,230            $3,968
--------------------------------------------------------------------------------

         The weighted-average assumptions used to determine the benefit obligation at December 31, 2003 and 2002 follow:

--------------------------------------------------------------------------------
                                                      2003              2002
--------------------------------------------------------------------------------
Discount rate                                         6.00%             6.50%
Rate of future compensation increases                 4.00              4.00
--------------------------------------------------------------------------------

         The accumulated benefit obligation was $91 million and $79 million at December 31, 2003 and 2002, respectively. The calculation of the accumulated benefit obligation ignores the assumption about future compensation levels.

         The Company recognized a net pension expense in 2003 and 2002 and a net pension benefit in 2001. The components of the net pension expense or benefit were as follows:

--------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                           2003              2002             2001
--------------------------------------------------------------------------------------------------------------
Service cost for benefits during the period                    $5,311            $3,893          $ 3,020
Interest cost on benefit obligation                             6,030             5,451            4,843
Expected return on plan assets                                 (6,620)           (7,421)          (7,857)
Amortization of:
     Unrecognized net actuarial (gains) losses                    408                 -           (1,149)
     Unrecognized net implementation asset                       (283)             (405)            (405)
     Unrecognized prior service cost                             (108)             (108)            (124)
--------------------------------------------------------------------------------------------------------------
 Net pension expense (benefit)                                 $4,738            $1,410          $(1,672)
--------------------------------------------------------------------------------------------------------------

         The Company used the following weighted-average assumptions in determining the net pension expense or benefit for each of the three years in the period ended December 31, 2003.

--------------------------------------------------------------------------------
                                        2003            2002              2001
--------------------------------------------------------------------------------
Discount rate                           6.50%           6.75%             7.25%
Rate of future compensation increases   4.00            4.00              4.00
Expected long-term return on plan
   assets                               8.00            8.00              8.00
--------------------------------------------------------------------------------

         The following table shows the percentage allocation of plan assets by investment category at December 31, 2003 and 2002, as well as the most recent target allocation set by the investment manager and the target allocation ranges specified in the plan's investment policy. The employer contribution in 2003 was made late in the year and was in the process of being allocated to investment categories at year end. This is reflected in the higher proportion of liquidity investments for 2003.

--------------------------------------------------------------------------------------------------------------
                                                             Actual Allocation    Current      Policy
                                                             2003         2002    Target       Range
--------------------------------------------------------------------------------------------------------------
Equity securities                                             58%          47%      60%         40-70%
Corporate debt securities                                     17           19
U. S. Treasury and government agency securities               18           29
--------------------------------------------------------------------------------------------------------------
  Total debt securities                                       35           48       40          30-60
Cash investments                                               7            5                    0-20
--------------------------------------------------------------------------------
  Total                                                      100%         100%
--------------------------------------------------------------------------------------------------------------

         Whitney determines its assumption regarding the expected long-term return on plan assets with reference to the plan's investment policy and practices, including the tolerance for market and credit risk, and historical returns for benchmark indices specified in the policy. The policy communicates risk tolerance in terms of diversification criteria and constraints on investment quality. The plan may not hold debt or equity securities of any single issuer, except the U. S. Treasury and U. S. government agencies, in excess of 10% of plan assets. In addition, all purchases for the debt portfolio are limited to investment grade securities of less than 10 years' maturity. The policy also calls for diversification of equity holdings across business segments and states a preference for holdings in companies which demonstrate consistent growth in earnings and dividends. Limited use of derivatives is authorized by the policy, but the investment manager has not employed these instruments.

         The plan held 182,200 shares of Whitney common stock with a value of $7.5 million (7% of plan assets) at December 31, 2003, and 257,200 shares with a value of $8.6 million (10% of plan assets) at December 31, 2002.

         Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan's formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. At December 31, 2003, the actuarial present value of the nonqualified benefit plan obligation was $5.1 million. The accumulated benefit obligation and the recorded accrued pension liability were both $4.3 million. The accrued pension liability is reported with other liabilities in the consolidated balance sheets. The net pension expense for nonqualified plan benefits was approximately $.6 million for each of the three years in the period ending with 2003. Benefit obligations and expense for the nonqualified pension plan were determined using, where applicable, the same assumptions that were employed for the qualified plan.

         Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees. Beginning in 2001, the Company annually matches the savings of each participant up to 4% of his or her compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions was approximately $2.8 million in 2003, $2.7 million in 2002 and $2.5 million in 2001.

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

         The actuarial present value of the postretirement benefit obligation was $15.3 million at December 31, 2003 and $10.6 million at December 31, 2002. Adjusting for unrecognized actuarial gains and losses and unrecognized prior service cost, the net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was $9.4 million at year-end 2003 and $8.1 million at the end of 2002. The net periodic postretirement benefit expense was approximately $1.9 million for 2003 and $1.1 million for 2002 and 2001. This expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. None of the individual components of either the change in the benefit obligation or the net periodic expense was individually significant for any period reported.

         The discount rates used to determine the present value of the postretirement benefit obligation and the net periodic expense were the same as those shown above for the defined benefit pension plan. The Company also assumed the following trends in health care costs for the actuarial calculation of the benefit obligation at December 31, 2003 and 2002.

--------------------------------------------------------------------------------------------------------------
                                                            Pre-Medicare Age Cost    Post-Medicare Age Cost
                                                             2003         2002         2003         2002
--------------------------------------------------------------------------------------------------------------
Cost trend rate for next year                                 10%          11%          10%          11%
Ultimate rate to which the cost trend rate gradually
  declines                                                     5            5            5            5
Year in which the ultimate trend rate is reached            2009         2009         2009         2009
--------------------------------------------------------------------------------------------------------------

         A 1% increase or decrease in the assumed health care cost trend rates would impact the calculation of the benefit obligation and net periodic expense as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                1% Increase    1% Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest components of
  expense                                               $  494         $  (388)
Effect on postretirement benefit obligation              2,710          (2,184)
--------------------------------------------------------------------------------

         The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law on December 8, 2003. This act establishes a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care plans that provide benefits at least actuarially equivalent to Medicare Part D.

         Under existing accounting standards, the impact of presently enacted laws must be considered in measuring obligations and expense for postretirement benefits. The existing guidance does not, however, explicitly address the accounting impact of certain concepts introduced by the Medicare Drug Act - most significantly, how and when to account for the direct subsidy to sponsors. Uncertainties also remain concerning some important aspects of the practical application of the Medicare Drug Act and its impact on the behavior of plan participants and future health care costs. These uncertainties impact the availability of sufficiently reliable information for actuarial measurements of benefit obligations and expense.

         Recognizing these issues, the FASB issued a staff position in January 2004 that allows a sponsoring company to defer recognizing the impact of the Medicare Drug Act in its accounting for postretirement health benefits. If elected, the deferral is effective until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other significant events occur, such as a plan amendment. Whitney made this deferral election and the information on benefit obligations and expense shown above does not reflect the impact of the Medicare Drug Act. The authoritative guidance that is eventually issued could require the Company to change previously reported information.

NOTE 13
STOCK-BASED COMPENSATION
         Whitney maintains two incentive compensation plans that incorporate stock-based compensation, one for key employees and one for directors. Each of these plans has been approved by the Company's shareholders.

         The Compensation Committee of the Board of Directors administers the employee plan, designates who will participate and authorizes the awarding of grants. Under this plan, participants may receive stock options, restricted stock subject to a vesting period, performance shares, phantom shares and stock appreciation rights. To date, the Committee has awarded only stock options and restricted stock. The Company may issue up to 7% of its outstanding common shares in connection with awards. At December 31, 2003, future awards and performance-based adjustments to past awards covering the issuance of 107,403 shares could be made under this plan.

         A new long-term incentive plan for key employees will be presented to the shareholders for approval at the Company's annual meeting in April 2004. The new plan provides for substantially the same types of stock-based compensation awards as the present plan. If approved, the new plan will authorize the issuance of up to 2,600,000 common shares, plus any unused authorization from the present plan, to satisfy awards.

         The directors' plan provides for the annual award of stock grants and stock options to each nonemployee director. Under this plan, Whitney is authorized to issue an aggregate number of common shares not exceeding 3% of the Company's outstanding shares but in no event more than 1,125,000 shares. At December 31, 2003, 994,200 shares remain available for future award and issuance under the directors' plan.

         The stock option grants are fixed awards. The exercise price for options is set at the market price for Whitney's stock on the grant date. All options are fully exercisable after six months from the grant date and expire after ten years. Unexercised options are subject to earlier expiration if a recipient terminates service with the Company. The following table summarizes stock option activity under the plan for key employees and under the directors' plan for each of the three years in the period ended December 31, 2003. All shares outstanding at the end of each year were exercisable.

------------------------------------------------------------------------------------------------------------------
                                                        Employee                          Director
------------------------------------------------------------------------------------------------------------------
                                                                  Weighted-                          Weighted-
                                                                   Average                            Average
                                                   Number       Exercise Price        Number       Exercise Price
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                1,182,247           $26.22           153,000           $24.61
     Options granted                              335,812            27.87            21,000            31.12
     Options exercised                            (77,144)           21.38            (1,500)           20.33
     Options forfeited                            (19,500)           30.15                 -                -
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001                1,421,415            26.82           172,500            25.44
     Options granted                              388,825            33.87            45,000            30.79
     Options exercised                           (237,193)           23.09            (6,000)           27.84
     Options forfeited                             (9,825)           30.30                 -                -
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002                1,563,222            29.12           211,500            26.51
     Options granted                              411,000            33.67            45,000            31.99
     Options exercised                           (208,194)           25.78           (13,500)           31.00
     Options forfeited                            (39,875)           35.59                 -                -
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003                1,726,153           $30.45           243,000           $27.28
------------------------------------------------------------------------------------------------------------------

         The following table summarizes certain information about the stock options outstanding under these plans at December 31, 2003:

--------------------------------------------------------------------------------
                                                Weighted-
                              Number of          Average         Weighted-
Range of                        Shares           Years to         Average
Exercise Prices              Under Option       Expiration     Exercise Price
--------------------------------------------------------------------------------
$17.50-$19.25                   64,348              1.2            $18.39
$20.00-$24.79                  276,333              5.2             23.12
$26.21-$28.29                  592,947              5.7             27.73
$30.79-$33.92                  877,650              8.8             33.49
$36.67-$36.67                  157,875              4.4             36.67
--------------------------------------------------------------------------------
$17.50-$36.67                1,969,153              6.8            $30.06
--------------------------------------------------------------------------------

         The following schedule summarizes the stock grants awarded under these plans during 2003, 2002 and 2001:

----------------------------------------------------------------
(dollars in thousands)                 Initial      Market Value
                                       Shares       of Award on
    Year      Plan                     Awarded       Grant Date
----------------------------------------------------------------
    2003      Employee                 149,125         $5,020
              Director                   6,750            216
    2002      Employee                 137,775          4,666
              Director                   6,750            208
    2001      Employee                 123,300          3,436
              Director                   6,300            196
----------------------------------------------------------------

         Employees forfeit their stock grants if they terminate employment within three years of the award date and they are prohibited during this period from transferring or otherwise disposing of the shares received. In addition, the employee grants can be adjusted based on Whitney's financial performance over the restriction period in relation to that of a designated peer group. Depending on the performance adjustment, the actual number of shares that vest can range from 0% to 200% of the initial grants. All restrictions on employee shares would lapse upon a change in control of the Company. The directors' shares are awarded without restrictions and are not subject to adjustment.

         Compensation expense for stock grants, initially measured as the market value of the shares awarded on the grant date, is recognized ratably over the restriction period, if any. The expense for employee grants is re-measured periodically to reflect changes in the expected performance adjustment and in the market value of the Company's stock, and any difference from the previous measurement is recognized prospectively. Adjustments are made for forfeitures as they occur. Whitney recognized compensation expense for stock grants of $6.2 million in 2003, $5.0 million in 2002, and $3.8 million in 2001.

         SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. The impact of this election is discussed in Note 2.

NOTE 14
REGULATORY MATTERS
Regulatory Capital Requirements
         Measures of regulatory capital are an important tool used by regulators to monitor the financial health of insured financial institutions. The primary quantitative measures used by regulators to gauge capital adequacy are the ratio of Tier 1 regulatory capital to average total assets, also known as the leverage ratio, and the ratios of Tier 1 and total regulatory capital to risk-weighted assets. The regulators define the components and computation of each of these ratios. The minimum capital ratios for both the Company and the Bank are generally 4% leverage, 4% Tier 1 capital and 8% total capital. Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.

         The actual capital amounts and ratios and the minimum and well-capitalized required capital amounts for the Company and the Bank are presented in the following tables:

-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             Actual                           Well-
December 31, 2003                                            Amount       Ratio     Minimum(a)  Capitalized(b)
-------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                               $739,236      10.13%     $291,862        (c)
      Bank                                                   562,639       7.72       291,491     $364,364
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk-Weighted Assets):
      Company                                                739,236      12.80       231,084        (c)
      Bank                                                   562,639       9.76       230,687      346,030
-------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
      Company                                                798,711      13.83       462,168        (c)
      Bank                                                   622,114      10.79       461,374      576,717
-------------------------------------------------------------------------------------------------------------
December 31, 2002
-------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                               $672,408       9.76%     $275,470        (c)
      Bank                                                   550,041       8.00       275,115     $343,894
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk-Weighted Assets):
      Company                                                672,408      12.68       212,071        (c)
      Bank                                                   550,041      10.39       211,745      317,618
-------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
      Company                                                738,523      13.93       424,141        (c)
      Bank                                                   616,156      11.64       423,490      529,363
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

         Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its total capital, Tier 1 capital and leverage ratios must be at least 10%, 6% and 5%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 2003 and 2002, the Bank was categorized as well-capitalized, and there have been no events since December 31, 2003 that management believes would cause this status to change.

Other Regulatory Matters
         Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company. During 2004, the Bank will have available an amount equal to approximately $2 million plus its current net income to declare as dividends to the Company without prior regulatory approval. The Company had approximately $184 million in cash and demand notes from the Bank available at the end of 2003 to provide liquidity for future dividend payments and other corporate purposes.

         Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral. The Bank made no loans to the Company during 2003 and 2002.

         Banks are required to maintain currency and coin or a noninterest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. During 2003 as in 2002, the Bank covered its reserve maintenance requirement with balances of coin and currency.

NOTE 15
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized on the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.

         Commitments under loan facilities, including credit card and related lines, obligate the Bank to make loans to customers as long as there is no violation of the conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' commercial or public financing arrangements and to help customers demonstrate the financial capacity required to obtain essential goods and services, such as insurance services. The majority of standby letters of credit outstanding at year-end 2003 have a term of one year or less.

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

         A summary of off-balance-sheet financial instruments follows:

                                                          December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                  2003              2002
--------------------------------------------------------------------------------
Commitments to extend credit - revolving          $1,410,555        $1,302,747
Commitments to extend credit - nonrevolving          355,076           229,413
Standby and other letters of credit                  292,558           263,220
Credit card and related lines                        388,902           338,463
--------------------------------------------------------------------------------

         To be able to accommodate the maturity/rate preferences of certain potential borrowers, during 2003 the Bank began to employ interest rate swaps to bring the market risk associated with these longer-duration fixed-rate loans in line with Whitney's asset/liability management objectives. At December 31, 2003, only one swap with a remaining notional amount of $22 million had been executed, essentially converting the related amortizing fixed-rate loan into a floating-rate loan. The swap has been structured to be a highly effective hedge against changes in the loan's fair value that result from changes in the benchmark interest rate. There was no ineffectiveness recognized in 2003. The cumulative decline in the fair value of the swap agreement though December 31, 2003 of $.7 million was recognized with other liabilities in the consolidated balance sheets.
Periodic net settlements of interest under the swap are recorded as an adjustment to interest income and were insignificant for 2003. Because of the Company's current position in the swap, it was not exposed to the risk of counterparty default at December 31, 2003. This could change over time, and Whitney's policies control this risk by limiting dealings in derivatives to high-quality counterparties, among other requirements.

NOTE 16
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of estimated fair value information about certain on- and off-balance-sheet financial instruments where it is practicable to estimate those values. If quoted market prices are not available, which is true for many of Whitney's financial instruments, the Company estimates fair value using present value or other valuation techniques. The assumptions used in applying these techniques, such as those concerning appropriate discount rates and estimates of future cash flows, require considerable judgment and significantly affect the resulting fair value estimates. In addition, no value estimate is assigned to future business opportunities from long-term customer relationships underlying certain financial instruments. Accordingly, the derived fair value estimates may not indicate the amount the Company could realize in a current settlement of the financial instruments. Reasonable comparability of fair value estimates between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous assumptions involved. The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.

         The following significant methods and assumptions were used by the Company to estimate the fair value of financial instruments:
         Cash and short-term investments - The carrying amount is a reasonable estimate of the fair value of cash and due from financial institutions, federal funds sold and short-term investments.
         Investment in securities - Fair values of securities are based on quoted market prices obtained from independent pricing services.
         Loans - Loans with no significant change in credit risk and with rates that are repriced in coordination with movements in market rates are valued at carrying amounts. The fair values of other loans are estimated by discounting scheduled cash flows to maturity using current rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments are made to reflect probable credit losses.
         Deposits - SFAS No. 107 requires that deposits without a stated maturity, such as noninterest-bearing demand deposits, NOW account deposits, money market deposits and savings deposits, be assigned fair values equal to the amounts payable upon demand (carrying amounts). Deposits with a stated maturity were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturity.
         Short-term and other borrowings - Short-term borrowings are valued fairly at their carrying amounts. Other borrowings were valued by discounting contractual cash flows at current market rates.
         Off-balance-sheet financial instruments - Off-balance-sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. The fair values of such instruments are estimated using fees currently charged for similar arrangements in the market, adjusted for changes in terms and credit risk as appropriate. The estimated fair values of these instruments are not material.

         The estimated fair values of the Company's financial instruments follow:

                                                        December 31, 2003                 December 31, 2002
-----------------------------------------------------------------------------------------------------------------
                                                    Carrying          Fair             Carrying          Fair
(dollars in thousands)                               Amount           Value             Amount           Value
-----------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and short-term investments                 $  284,772       $  284,772        $  330,451       $  330,451
  Investment in securities                         2,281,405        2,287,587         1,975,698        1,983,097
  Loans held for sale                                 15,309           15,578            65,572           67,534
  Loans, net                                       4,823,135        4,840,838         4,389,297        4,429,790
LIABILITIES:
  Deposits                                         6,158,582        6,163,437         5,782,879        5,790,908
  Short-term and other borrowings                    600,053          599,936           453,415          453,415
  Derivative contracts                                   704              704                 -                -
------------------------------------------------------------------------------------------------------------------

NOTE 17
CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition, results of operations or cash flows.

NOTE 18
OTHER NONINTEREST INCOME
         The components of other noninterest income were as follows:

                                                                                Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   2003              2002             2001
-----------------------------------------------------------------------------------------------------------------
ATM fees                                                              $ 4,691           $ 4,861          $ 4,281
Investment services income                                              4,010             4,257            3,906
Other fees and charges                                                  7,145             6,047            4,285
Other operating income                                                  4,764             2,993            3,529
Net gains on sales and other revenue from foreclosed
   assets                                                               1,132             1,714            1,963
Net gains on disposals of surplus property                                 23               497            3,274
Gain on sale of merchant processing agreements                              -                 -            3,570
-----------------------------------------------------------------------------------------------------------------
     Total                                                            $21,765           $20,369          $24,808
-----------------------------------------------------------------------------------------------------------------

NOTE 19
OTHER NONINTEREST EXPENSE
         The components of other noninterest expense were as follows:

                                                                                Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   2003              2002             2001
-----------------------------------------------------------------------------------------------------------------
Security and other outsourced services                                $ 8,846           $ 8,127          $ 7,792
Advertising                                                             3,679             4,769            4,443
Operating supplies                                                      3,546             3,462            4,315
Bank card processing services                                           2,293             2,161            8,134
Deposit insurance and regulatory fees                                   1,926             1,971            1,936
Miscellaneous operating losses                                          1,645             1,429            2,544
Other operating expense                                                15,778            13,470           12,542
-----------------------------------------------------------------------------------------------------------------
    Total                                                             $37,713           $35,389          $41,706
-----------------------------------------------------------------------------------------------------------------

NOTE 20
INCOME TAXES
         The components of income tax expense (benefit) follow:

                                                                                  Years Ended December 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                    2003             2002              2001
------------------------------------------------------------------------------------------------------------------
Included in net income
  Current
    Federal                                                            $43,853          $46,573           $41,063
    State                                                                  831              882             1,137
------------------------------------------------------------------------------------------------------------------
      Total current                                                     44,684           47,455            42,200
------------------------------------------------------------------------------------------------------------------
  Deferred
    Federal                                                              1,328             (883)           (5,567)
    State                                                                   87               72               (52)
------------------------------------------------------------------------------------------------------------------
      Total deferred                                                     1,415             (811)           (5,619)
------------------------------------------------------------------------------------------------------------------
      Total included in net income                                     $46,099          $46,644           $36,581
------------------------------------------------------------------------------------------------------------------
Included in shareholders' equity
  Deferred tax expense related to the change in the
    net unrealized gain on securities                                 $(11,464)         $10,563            $4,581
  Current tax benefit related to nonqualified stock options
    and restricted stock                                                  (751)          (1,306)             (512)
------------------------------------------------------------------------------------------------------------------
      Total included in shareholders' equity                          $(12,215)         $ 9,257           $ 4,069
------------------------------------------------------------------------------------------------------------------

         Income tax expense was different from the amounts computed by applying the statutory federal income tax rates to pretax income as follows:

                                                                                 Years Ended December 31
------------------------------------------------------------------------------------------------------------------
(in percentages)                                                         2003             2002               2001
------------------------------------------------------------------------------------------------------------------
Federal income tax expense                                              35.00%           35.00%             35.00%
Increase (decrease) resulting from
  Tax exempt income                                                     (2.41)           (2.14)             (2.74)
  Low income housing credit                                              (.94)            (.51)              (.22)
  Subchapter S election termination                                         -                -               (.84)
  Nondeductible goodwill amortization                                       -                -                .77
  State income tax and miscellaneous items                                .22              .51                .58
------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                      31.87%           32.86%             32.55%
------------------------------------------------------------------------------------------------------------------

         Before its acquisition by Whitney in January 2001, American Bank had elected to be taxed under Subchapter S of the Internal Revenue Code. Under this election, American was not subject to income tax at the corporate level and reported no income tax expense. The acquisition by the Company terminated the Subchapter S election, and income tax expense has been provided for earnings from the acquired operations. In addition, the Company recorded a net deferred tax asset, and a corresponding deferred tax benefit, of approximately $1 million in 2001 to reflect the expected tax effects of the resolution of temporary differences that had accumulated in American Bank through the termination date. The impact of terminating the Subchapter S election on Whitney's effective tax rate is shown above.

         Temporary differences arise between the tax bases of assets or liabilities and their reported amounts in the financial statements. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow:

                                                            December 31
--------------------------------------------------------------------------------
(dollars in thousands)                                   2003             2002
--------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for losses on loans and foreclosed
     assets                                           $20,725          $22,761
  Employee compensation and benefits                    7,909            7,528
  Unrecognized interest income                          2,549            2,197
  Net operating loss carryforward                       1,103            1,732
  Other                                                 3,624            3,079
--------------------------------------------------------------------------------
  Total deferred tax assets                            35,910           37,297
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Net unrealized gain on securities                     4,543           16,007
  Accumulated depreciation and amortization             6,344            7,163
  Other                                                 3,833            2,986
--------------------------------------------------------------------------------
  Total deferred tax liabilities                       14,720           26,156
--------------------------------------------------------------------------------
  Net deferred tax asset                              $21,190          $11,141
--------------------------------------------------------------------------------

         At December 31, 2003, the Company had approximately $3 million in net operating loss carryforwards generated by acquired entities. Substantially all of the carryforwards expire in 2020.

NOTE 21
EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share are as follows:

                                                                               Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                            2003             2002              2001
-----------------------------------------------------------------------------------------------------------------
Numerator:
  Net income                                                          $98,542          $95,323           $75,820
  Effect of dilutive securities                                             -                -                 -
-----------------------------------------------------------------------------------------------------------------
  Numerator for diluted earnings per share                            $98,542          $95,323           $75,820
-----------------------------------------------------------------------------------------------------------------
Denominator:
  Weighted-average shares outstanding                              39,929,431       39,848,881        39,550,723
  Effect of potentially dilutive securities
     and contingently issuable shares                                 466,703          272,663           285,324
-----------------------------------------------------------------------------------------------------------------
  Denominator for diluted earnings per share                       40,396,134       40,121,544        39,836,047
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                                 $2.47            $2.39             $1.92
  Diluted                                                                2.44             2.38              1.90
-----------------------------------------------------------------------------------------------------------------
Antidilutive stock options                                            346,915          424,461           514,807
-----------------------------------------------------------------------------------------------------------------

NOTE 22
PARENT COMPANY FINANCIAL STATEMENTS
     The following financial statements are for the parent company only. For the statements of cash flows, cash and cash equivalents include noninterest-bearing deposits in the Bank and the demand note receivable from the Bank.


BALANCE SHEETS                                                                                 December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                    2003              2002
-----------------------------------------------------------------------------------------------------------------
ASSETS
  Investment in bank subsidiary                                                       $583,716          $598,116
  Note receivable - bank subsidiary                                                    183,963           128,400
  Investments in nonbank subsidiaries                                                    1,374             1,210
  Notes receivable - nonbank subsidiaries                                               80,974            80,394
  Other assets                                                                          11,560            10,196
-----------------------------------------------------------------------------------------------------------------
    Total assets                                                                      $861,587          $818,316
-----------------------------------------------------------------------------------------------------------------
LIABILITIES
  Dividends payable                                                                   $ 13,345          $ 12,009
  Other liabilities                                                                      7,929             5,824
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                   21,274            17,833
SHAREHOLDERS' EQUITY                                                                   840,313           800,483
-----------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                        $861,587          $818,316
-----------------------------------------------------------------------------------------------------------------

STATEMENTS OF INCOME                                                               Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   2003             2002              2001
-----------------------------------------------------------------------------------------------------------------
Dividend income from bank subsidiary                                  $93,300          $89,200          $162,597
Equity in undistributed earnings of subsidiaries
  Bank                                                                    574            1,854           (88,166)
  Nonbanks                                                                164               68               100
Other income, net of expenses                                           4,504            4,201             1,289
-----------------------------------------------------------------------------------------------------------------
Net income                                                            $98,542          $95,323          $ 75,820
-----------------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS                                                            Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                  2003             2002               2001
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                          $ 98,542         $ 95,323           $ 75,820
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity in undistributed earnings of subsidiaries                      (738)          (1,922)            88,066
  (Increase) decrease in dividends receivable                              -           10,572             (2,165)
  Other, net                                                           1,072           (1,073)                48
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                         98,876          102,900            161,769
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Investments in subsidiaries                                              -              (20)           (39,147)
  Loans to nonbank subsidiaries, net of repayments                      (580)             690            (80,248)
  Other, net                                                             (16)              13                376
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                 (596)             683           (119,019)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends                                                     (48,248)         (42,893)           (38,598)
  Proceeds from issuance of stock                                      7,151            7,385              5,096
  Purchases of stock                                                  (1,528)          (2,256)              (847)
-----------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                            (42,625)         (37,764)           (34,349)
-----------------------------------------------------------------------------------------------------------------
  Increase in cash and cash equivalents                               55,655           65,819              8,401
  Cash and cash equivalents at beginning of year                     128,705           62,886             54,485
-----------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                          $184,360         $128,705           $ 62,886
-----------------------------------------------------------------------------------------------------------------

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

         Management has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the Company's financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility, is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process, and is updated as necessary. The Company maintains a professional staff of internal auditors who independently assess the effectiveness of internal controls and make recommendations on policies and procedures. Management believes that, as of December 31, 2003, the Company's system of internal control is adequate to accomplish the objectives discussed above.

         The Audit Committee of the Board of Directors, which is composed entirely of independent directors, has oversight responsibilities for the Company's financial reporting and internal controls. The Committee has appointed PricewaterhouseCoopers LLP as independent auditors to audit the financial statements in accordance with auditing standards generally accepted in the United States of America and to express an opinion as to the fairness of presentation of such financial statements. The Committee meets periodically with management, the independent auditors and internal auditors to review accounting, financial reporting and internal control matters. Both the independent auditors and internal auditors have direct access to the Committee.

                         REPORT OF INDEPENDENT AUDITORS

To Shareholders and Board of Directors
  of Whitney Holding Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Whitney Holding Corporation and subsidiaries (the "Corporation") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Corporation for the year ended December 31, 2001, prior to the revisions discussed in Notes 2 and 9, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 16, 2002.

         As discussed in Note 9 to the consolidated financial statements, the Corporation changed its method of accounting for goodwill and intangible assets on January 1, 2002.

         As discussed above, the financial statements of the Corporation for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 9, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Corporation as of January 1, 2002 and to reflect a three-for-two stock split. We audited the transitional disclosures described in Note 9 and the three-for-two stock split described in
Note 2. In our opinion, the transitional disclosures for 2001 in Note 9 and the impact of the three-for-two stock split described in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana
January 21, 2004

         THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH WHITNEY'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 WHICH IS FILED HEREWITH.

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

ARTHUR ANDERSEN LLP

New Orleans, Louisiana
January 16, 2002

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In response to this item, registrant incorporates by reference the subsection entitled "Former Auditors" in the section entitled "Auditors" of its Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 9A: CONTROLS AND PROCEDURES

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

         The Company's management, with the participation of the CEO and CFO, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this annual report are effective. There were no changes in the Company's internal control over financial reporting during the last fiscal quarter in the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Whitney has adopted a Code of Ethics and Conduct for Senior Financial Officers and Executive Officers that applies to its chief executive officer, chief financial officer, controller or principal accounting officer, as well as such other persons, including officers of its subsidiaries, identified by Board resolution from time to time as performing similar functions for the Company and any other persons the Board designates as executive officers. A copy of the code is available on the Company's website at www.whitneybank.com. Whitney will also post on its website at the same address any amendments to the code and any waivers from or violations of the code by any person covered by the code.

         In further response to this Item 10, registrant incorporates by reference Item 4a of this Form 10-K and the following sections of its Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission:

         o The subsections entitled "Nominees for Term Expiring 2005", "Nominees for Terms Expiring 2009", and "Directors with
           Continuing Terms" of the section entitled "Beneficial Ownership of Directors and Management and Other Information".
         o The first paragraph of the subsection entitled "Audit Committee" and the subsection entitled "Shareholder Recommendations of Director Candidates" of the section entitled "Board of Directors and Its Committees".
         o The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 11: EXECUTIVE COMPENSATION

         In response to this item, registrant incorporates by reference the section entitled "Executive Compensation" of its Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In partial response to this item, registrant incorporates by reference the sections entitled "Voting Securities and Principal Holders" and "Beneficial Ownership of Directors and Management and Other Information" of its Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

         Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the subsection entitled "Additional Plan Information" in the "Executive Compensation" section of the Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

         In response to this item, registrant incorporates by reference the subsections entitled "Audit Fees", "Audit-Related Fees", "Tax Fees", "All Other Fees" and "Audit Committee Pre-approval Policies and Procedures" of the section entitled "Auditors" of its Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

                                     PART IV

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)The following consolidated financial statements and supplementary data of the Company and its subsidiaries are included in Part II
               Item 8 of this Form 10-K:
                                                                     Page Number
                                                                     -----------
               Summary of Quarterly Financial Information                     32

               Consolidated Balance Sheets --
                 December 31, 2003 and 2002                                   33

               Consolidated Statements of Income --
                 Years Ended December 31, 2003, 2002 and 2001                 34

               Consolidated Statements of Changes in Shareholders' Equity --
                 Years Ended December 31, 2003, 2002 and 2001                 35

               Consolidated Statements of Cash Flows --
                 Years Ended December 31, 2003, 2002 and 2001                 36

               Notes to Consolidated Financial Statements                     37

               Report of Independent Auditors                                 66

         (a)(2)All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes to the consolidated financial statements.

         (a)(3)Exhibits:


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

               Exhibit 3.2 - Copy of the Company's Bylaws, as amended February 18, 2004.

               Exhibit 10.1 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks (filed as
               Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.2 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling (filed as
               Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.4 *- Executive agreement between Whitney Holding Corporation, Whitney Bank of Alabama (now Whitney National Bank) and John C. Hope III (filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.5 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.6 *- Long-term incentive program (filed as Exhibit
               10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.6a *- Long-term incentive plan (filed as a Proposal in the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.7 *- Executive compensation plan (filed as Exhibit
               10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.8 *- Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.8a *- Form of amendment to restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.9a to the Company's annual report on Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.8b *- Form of amendment to restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.8b to the Company's annual report on Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.8c *- Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.8c to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.9 *- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit
               19.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.9a *- Form of amendment to stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.10a to the Company's annual report of Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.9b *- Form of Amendment to stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.9b to the Company's annual report of Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.10 *- Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.10a *- Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.10b *- Whitney Holding Corporation 2001 Directors' Compensation Plan (filed as Appendix B to the Company's Proxy Statement dated March 15, 2001 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.11 *- Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.12 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
               Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.13 *- Form of Amendment to Section 2.1e of the Executive agreements filed as Exhibits 10.1 through 10.5 herein (filed as Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.14 *- Form of Amendment adding subsection 2.1g to the Executive Agreements filed as Exhibits 10.1 through 10.5 and
               Exhibit 10.12 herein (filed as Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.15 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.16 *- Form of officer agreement between Whitney Holding Corporation, Whitney National Bank and Joseph S. Exnicios, executed May 11, 1993, and amended March 27, 1998, and Lewis P. Rogers, executed June 23, 1999 (filed as Exhibit 10.16 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.18 *- Form of officer agreement between Whitney Holding Corporation, Whitney National Bank and Kevin P. Reed, executed July 20, 1998, who became a reportable executive during the quarter ended December 31, 2003.

               Exhibit 16.1 - Letter from Arthur Andersen LLP dated May 22, 2002 (filed as Exhibit 16 to the Company's Form 8-K dated May 22, 2002 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 21 - Subsidiaries

                    Whitney Holding Corporation owns 100% of Whitney National
               Bank, a national banking association organized under the laws of the United States of America. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

               Exhibit 23.1 - Consent of PricewaterhouseCoopers LLP dated March 15, 2004.

               Exhibit 23.2 - Notice Regarding Consent of Arthur Andersen LLP.

               Exhibit 31.1 - Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 31.2 - Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32 - Certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Management contract or compensatory plan or arrangement.

         (b) Reports of Form 8-K

         On a Form 8-K dated October 16, 2003, the registrant reported under
Item 12 the release of its financial results for the quarter ended September 30, 2003. The news release covering the financial results was attached as an exhibit under Item 7.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WHITNEY HOLDING CORPORATION
                                                        (Registrant)

                                           By: /s/ William L. Marks
                                              -------------------------------
                                              William L. Marks
                                              Chairman of the Board and
                                              Chief Executive Officer

                                                    March 15, 2004
                                              -------------------------------
                                                         Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date
--------------------------------------------------------------------------------


/s/ William L. Marks             Chairman of the Board,           March 15, 2004
------------------------------   Chief Executive Officer          --------------
    William L. Marks             and Director


/s/ R. King Milling              President and Director           March 15, 2004
------------------------------                                    --------------
    R. King Milling


/s/ Thomas L. Callicutt, Jr.     Executive Vice President and     March 15, 2004
------------------------------   Chief Financial Officer          --------------
    Thomas L. Callicutt, Jr.     (Principal Accounting Officer)

/s/ Harry J. Blumenthal, Jr.     Director                         March 15, 2004
------------------------------                                    --------------
    Harry J. Blumenthal, Jr.


/s/ Joel B. Bullard, Jr.         Director                         March 15, 2004
------------------------------                                    --------------
    Joel B. Bullard, Jr.


/s/ James M. Cain                Director                         March 15, 2004
------------------------------                                    --------------
    James M. Cain


/s/ Angus R. Cooper II           Director                         March 15, 2004
------------------------------                                    --------------
    Angus R. Cooper II


/s/ Richard B. Crowell           Director                         March 15, 2004
------------------------------                                    --------------
    Richard B. Crowell

Signature                        Title                            Date
--------------------------------------------------------------------------------


/s/ William A. Hines             Director                         March 15, 2004
------------------------------                                    --------------
    William A. Hines


/s/ John J. Kelly                Director                         March 15, 2004
------------------------------                                    --------------
    John J. Kelly


/s/ E. James Kock, Jr.           Director                         March 15, 2004
------------------------------                                    --------------
    E. James Kock, Jr.


/s/ Alfred S. Lippman            Director                         March 15, 2004
------------------------------                                    --------------
    Alfred S. Lippman


/s/ Michael L. Lomax             Director                         March 15, 2004
------------------------------                                    --------------
    Michael L. Lomax


/s/ Eric J. Nickelsen            Director                         March 15, 2004
------------------------------                                    --------------
    Eric J. Nickelsen


/s/ John G. Phillips             Director                         March 15, 2004
------------------------------                                    --------------
    John G. Phillips


/s/ Carroll W. Suggs             Director                         March 15, 2004
------------------------------                                    --------------
    Carroll W. Suggs


/s/ Kathryn M. Sullivan          Director                         March 15, 2004
------------------------------                                    --------------
    Kathryn M. Sullivan


/s/ Dean E. Taylor               Director                         March 15, 2004
------------------------------                                    --------------
    Dean E. Taylor


/s/ Thomas D. Westfeldt          Director                         March 15, 2004
------------------------------                                    --------------
    Thomas D. Westfeldt

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

Section 3. The Company may issue stock certificates signed by the Chief Executive Officer and Secretary of the Company. In addition to the Chief Executive Officer and Corporate Secretary of the Company, the President, any Vice President and any Assistant Corporate Secretary, respectively, of the Company may sign the Company's stock certificates. All stock certificates representing shares of the Company's stock, whether currently outstanding or that may be issued in the future, may bear facsimile signatures of the Company's Chief Executive Officer and Secretary, or other authorized officers, provided such certificates are or have been countersigned by a transfer agent or registrar other than the Company itself or an employee of the Company.

Section 4. There shall be a standing committee of this Corporation, appointed by the Board, to be known as the Executive Committee, consisting of the Chairman of the Board, the President, and such other Directors as may be appointed from time to time, each to serve a 12 months' term, four (4) members of which shall constitute a quorum for the transaction of business. This committee shall have power to direct and transact all business of the Corporation, which properly might come before the Board of Directors, except such as the Board only, by law, is authorized to perform. The Executive Committee shall report its actions in writing at each regular meeting of the Board of Directors, which shall approve or disapprove the report and record such action in the minutes of the meeting.
           The Board shall appoint Audit, Nominating and Compensation
Committees and may appoint such other committees as it deems advisable. The Board may define the composition, powers, and duties of such committees by adopting committee charters or resolutions.

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

Exhibit 10.18
                           WHITNEY HOLDING CORPORATION
                                       and
                              WHITNEY NATIONAL BANK

                                OFFICER AGREEMENT

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

         2.2 Special Rules Governing Group Benefits. Coverage under Section 2.1c, hereof, shall (a) commence as of the later of the date of Termination or the occurrence of a Change in Control, and (b) end as of the earlier of the Officer's coverage under Medicare Part B or the date on which the Officer is covered under group plans providing substantially similar benefits maintained by another employer. For this purpose, the Company shall provide coverage during any period in which the payment of benefits is limited by any form of pre-existing condition clause.
              Coverage under Section 2.1c, hereof, may be provided under a group policy or program maintained by the Company, or the Company, in its sole discretion, may acquire or adopt an individual plan, policy or program providing coverage solely for the benefit of the Officer, his spouse, and his dependents, if any.
              If coverage commences as of a Change in Control, the Company shall (a) retroactively reinstate the Officer, his spouse, and dependents, if any, as of the date of Termination, and (b) reimburse to the Officer his cost of obtaining similar coverage for the period commencing on the date of Termination and ending on the occurrence of a Change in Control. As to medical claims incurred during such period, any coverage actually obtained by the Officer shall be designated as the Officer's primary coverage, and the reinstated coverage shall operate as secondary coverage.

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

Officer                                        WHITNEY HOLDING CORPORATION
                                               WHITNEY NATIONAL BANK
------------------------------
                                               By:
                                                  ------------------------------
Date:
     -------------------------                 Title:
                                                     ---------------------------
                                               Date:
                                                    ----------------------------

Exhibit 23.1

                         CONSENT OF INDEPENDENT AUDITORS
                         -------------------------------

         We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 33-52999, No. 33-55307, No. 333-56277, No.
333-75676 and No. 333-112501) of Whitney Holding Corporation and the Registrations Statements on Form S-8 (No. 333-56024, as amended, No. 333-68506, No. 333-30257, No. 333-87050 and No. 333-91358) of Whitney Holding Corporation of our report dated January 21, 2004 relating to the financial statements, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana
March 15, 2004

Exhibit 23.2

                 NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP
                 -----------------------------------------------

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

         The Annual Report on Form 10-K for the year ended December 31, 2003 (the Form 10-K) to which this notice is filed as an exhibit is incorporated by reference into the following registration statements (collectively, the Registration Statements) filed by Whitney Holding Corporation (the Company) with the Securities and Exchange Commission (the SEC), and, for purposes of determining any liability under the Securities Act, is deemed to be a new registration statement for each Registration Statement into which it is incorporated by reference:

Form S-3 No. 33-52999 (dated April 6, 1994)
Form S-3 No. 33-55307 (dated August 31, 1994)
Form S-3 No. 33-56277 (dated November 1, 1994)
Form S-3 MEF No. 333-75676 (dated December 21, 2001)
Form S-3 No. 333-112501 (dated February 5, 2004)
Form S-8 No. 333-56024, as amended (dated December 18, 1992)
Form S-8 No. 333-68506 (dated September 8, 1993)
Form S-8 No. 333-30257 (dated June 27, 1997)
Form S-8 No. 333-87050 (dated April 26, 2002)
Form S-8 No. 333-91358 (dated June 27, 2002)

         On May 22, 2002, Whitney Holding Corporation decided not to continue the engagement of Arthur Andersen LLP (Andersen) as the Company's independent accountants. This action was taken with the approval of Whitney's Board of Directors, which ratified the decision reached by its Audit Committee. For additional information see the Company's Current Report on Form 8-K filed with the SEC on May 23, 2002. The Company understands that the staff of the SEC has taken the position that it will not accept consents from Andersen if the engagement partner and the manager for the Company's audit are no longer with Andersen. Both the engagement partner and the manager for the Company's audit are no longer with Andersen. As a result, the Company has been unable to obtain Andersen's written consent to the incorporation by reference into the Registration Statements of Andersen's audit report with respect to the Company's consolidated financial statements as of December 31, 2001 and for the year then ended. Under these circumstances, Rule 437a under the Securities Act permits the Company to file this Form 10-K without a written consent from Andersen. As a result, however, Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Andersen or any omissions of a material fact required to be stated therein. Accordingly, purchasers of the Company's securities would be unable to assert a claim against Andersen under Section 11(a) of the Securities Act for any purchases of the Company's securities made on or after the date of this Form 10-K pursuant to the Registration Statements. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including the Company's officers and directors, may still rely on Andersen's original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

Exhibit 31.1

                                  CERTIFICATION
                                  -------------

         I, William L. Marks, certify that:

         1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2003 of Whitney Holding Corporation;

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
            (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
            (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
            (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


         Date:    March 15, 2004
                  -------------------

         /s/ William L. Marks
         ----------------------------
         William L. Marks
         Chief Executive Officer

Exhibit 31.2

                                  CERTIFICATION
                                  -------------

         I, Thomas L. Callicutt, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2003 of Whitney Holding Corporation;

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
            (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
            (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
            (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


         Date:    March 15, 2004
                  -------------------

         /s/ Thomas L. Callicutt, Jr.
         ----------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer

Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Each of the undersigned officers of Whitney Holding Corporation (the "Company"), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,

         (1) the Company's Annual Report on Form 10-K for the period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   March 15, 2004             By: /s/ William L. Marks
      ---------------------         -----------------------------------
                                       William L. Marks
                                       Chief Executive Officer

Dated:   March 15, 2004             By: /s/ Thomas L. Callicutt, Jr.
      ---------------------         -----------------------------------
                                       Thomas L. Callicutt, Jr.
                                       Chief Financial Officer