Form 10-Q
period 2004-03-31
WHITNEY HOLDING CORP
filed 2004-05-10
CIK 106926

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


For the quarterly period ended March 31, 2004      Commission file number 0-1026


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

                                 (504) 586-7272
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X    No
   -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at April 30, 2004
                  -----                        -----------------------------
         Common Stock, no par value                    40,610,145

================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I.  Financial Information

              Item 1: Financial Statements:
                        Consolidated Balance Sheets                            1
                        Consolidated Statements of Income                      2
                        Consolidated Statements of Changes in
                          Shareholders' Equity                                 3
                        Consolidated Statements of Cash Flows                  4
                        Notes to Consolidated Financial Statements             5
                        Selected Financial Data                               11

              Item 2: Management's Discussion and Analysis of
                        Financial Condition and Results of Operations         12

              Item 3: Quantitative and Qualitative Disclosures
                        about Market Risk                                     27

              Item 4: Controls and Procedures                                 27

--------------------------------------------------------------------------------

PART II. Other Information

              Item 1: Legal Proceedings                                       28

              Item 2: Changes in Securities, Use of Proceeds
                        and Issuer Purchases of Equity Securities             28

              Item 3: Defaults upon Senior Securities                         28

              Item 4: Submission of Matters to a Vote of Security Holders     28

              Item 5: Other Information                                       28

              Item 6: Exhibits and Reports on Form 8-K                        28

--------------------------------------------------------------------------------

Signature                                                                     29

Exhibit Index                                                                 30

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
                                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                           March 31    December 31
   (dollars in thousands)                                                                    2004         2003
------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from financial institutions                                              $  235,054    $  270,387
   Federal funds sold and short-term investments                                            100,707        14,385
   Loans held for sale                                                                       16,303        15,309
   Investment securities
        Securities available for sale                                                     2,017,866     2,090,870
        Securities held to maturity, fair values of $220,866 and
            $196,717, respectively                                                          214,808       190,535
------------------------------------------------------------------------------------------------------------------
           Total investment securities                                                    2,232,674     2,281,405
   Loans, net of unearned income                                                          4,984,165     4,882,610
        Allowance for loan losses                                                           (57,603)      (59,475)
------------------------------------------------------------------------------------------------------------------
           Net loans                                                                      4,926,562     4,823,135
------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                              147,483       148,259
   Goodwill                                                                                  69,164        69,164
   Other intangible assets                                                                   22,186        23,475
   Accrued interest receivable                                                               27,856        27,305
   Other assets                                                                              77,908        82,158
------------------------------------------------------------------------------------------------------------------
             Total assets                                                                $7,855,897    $7,754,982
------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                                   $1,937,379    $1,943,248
   Interest-bearing deposits                                                              4,361,011     4,215,334
------------------------------------------------------------------------------------------------------------------
             Total deposits                                                               6,298,390     6,158,582
------------------------------------------------------------------------------------------------------------------

   Short-term and other borrowings                                                          606,006       600,053
   Accrued interest payable                                                                   4,313         4,493
   Other liabilities                                                                         75,397       151,541
------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                            6,984,106     6,914,669
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 40,587,728 and 40,448,929 shares, respectively                                 2,800         2,800
   Capital surplus                                                                          190,348       183,624
   Retained earnings                                                                        668,960       656,195
   Accumulated other comprehensive income                                                    20,429         8,438
   Treasury stock at cost -  937 shares in 2003                                                   -           (30)
   Unearned restricted stock compensation                                                   (10,746)      (10,714)
------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                     871,791       840,313
------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                                  $7,855,897    $7,754,982
------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                        1

                                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)
-----------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
                                                                                          March 31
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                        2004            2003
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                       $63,011         $63,769
  Interest and dividends on investment securities
    Mortgage-backed securities                                                      15,913          13,688
    U.S. agency securities                                                           3,333           4,152
    U.S. Treasury securities                                                         1,549           1,613
    Obligations of states and political subdivisions                                 2,412           2,111
    Other securities                                                                   292             543
  Interest on federal funds sold and short-term investments                             30             161
-----------------------------------------------------------------------------------------------------------
    Total interest income                                                           86,540          86,037
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                               7,970          12,543
  Interest on short-term and other borrowings                                        1,380             700
-----------------------------------------------------------------------------------------------------------
    Total interest expense                                                           9,350          13,243
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                 77,190          72,794
PROVISION FOR LOAN LOSSES                                                           (2,000)            500
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                   79,190          72,294
-----------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                                                9,316           9,297
  Secondary mortgage market operations                                               1,286           2,737
  Bank card fees                                                                     2,336           2,206
  Trust service fees                                                                 2,189           2,049
  Other noninterest income                                                           5,780           5,206
  Securities transactions                                                                -               -
-----------------------------------------------------------------------------------------------------------
    Total noninterest income                                                        20,907          21,495
-----------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                                             28,552          27,832
  Employee benefits                                                                  7,513           6,658
-----------------------------------------------------------------------------------------------------------
    Total personnel expense                                                         36,065          34,490
  Net occupancy expense                                                              4,784           4,596
  Equipment and data processing expense                                              4,378           4,205
  Telecommunication and postage                                                      2,229           2,079
  Corporate value and franchise taxes                                                1,863           1,873
  Legal and professional fees                                                        1,011           1,555
  Amortization of intangibles                                                        1,289           1,461
  Other noninterest expense                                                         10,407           9,035
-----------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                       62,026          59,294
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                          38,071          34,495
INCOME TAX EXPENSE                                                                  11,913          11,025
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $26,158         $23,470
-----------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                                              $ .65           $ .59
  Diluted                                                                              .64             .58
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                         40,191,444      39,785,332
  Diluted                                                                       40,861,274      40,216,355
CASH DIVIDENDS PER SHARE                                                             $ .33           $ .30
-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated               Unearned
                                                                                Other                  Restricted
(dollars in thousands,                     Common     Capital    Retained    Comprehensive   Treasury    Stock
  except per share data)                   Stock      Surplus    Earnings       Income        Stock   Compensation   Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002               $2,800    $167,235    $607,235       $30,104       $ -       $(6,891)   $800,483
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                    -           -      23,470             -         -             -      23,470
  Other comprehensive income:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                     -           -           -        (2,258)        -             -      (2,258)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                      -           -      23,470        (2,258)        -             -      21,212
----------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.30 per share                  -           -     (12,037)            -         -             -     (12,037)
Stock issued to dividend reinvestment plan      -         425           -             -         -             -         425
Long-term incentive plan stock activity:
  Restricted grants and related activity        -       2,133           -             -      (211)         (658)      1,264
  Options exercised                             -       1,063           -             -         -             -       1,063
Directors' compensation plan
  stock activity                                -         141           -             -         -             -         141
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003                  $2,800    $170,997    $618,668       $27,846     $(211)      $(7,549)   $812,551
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003               $2,800    $183,624    $656,195        $8,438      $(30)     $(10,714)   $840,313
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                    -           -      26,158             -         -             -      26,158
  Other comprehensive income:
    Unrealized net holding gain on
      securities, net of reclassification
      adjustments and taxes                     -           -           -        11,991         -             -      11,991
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                      -           -      26,158        11,991         -             -      38,149
----------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.33 per share                  -           -     (13,393)            -         -             -     (13,393)
Stock issued to dividend reinvestment plan      -         483           -             -        30             -         513
Long-term incentive plan stock activity:
  Restricted grants and related activity        -       2,337           -             -         -           (32)      2,305
  Options exercised                             -       3,602           -             -         -             -       3,602
Directors' compensation plan
  stock activity                                -         302           -             -         -             -         302
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                  $2,800    $190,348    $668,960       $20,429       $ -      $(10,746)   $871,791
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                  WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended
                                                                                                   March 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                       2004          2003
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                $ 26,158       $ 23,470
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of bank premises and equipment                              3,312          3,224
   Amortization of purchased intangibles                                                     1,289          1,461
   Restricted stock compensation earned                                                      2,260          1,226
   Premium amortization (discount accretion), net                                            1,011          1,926
   Provision for losses on loans and foreclosed assets                                      (1,978)           515
   Net gains on sales of foreclosed assets and surplus property                               (218)          (376)
   Deferred tax expense (benefit)                                                              176           (549)
   Net (increase) decrease in loans originated and held for sale                              (994)         4,062
   Increase in accrued income taxes                                                         11,727          9,977
   Increase in accrued interest receivable and prepaid expenses                             (2,477)        (4,506)
   Increase (decrease) in accrued interest payable and other accrued expenses               (1,966)           130
------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                              38,300         40,560
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from maturities of investment securities held to maturity                        2,510          6,465
   Purchases of investment securities held to maturity                                     (23,216)        (2,735)
   Proceeds from maturities of investment securities available for sale                    162,158        209,563
   Purchases of investment securities available for sale                                  (161,636)      (243,790)
   Net increase in loans                                                                  (101,936)       (66,397)
   Net increase in federal funds sold and short-term investments                           (86,322)       (67,519)
   Proceeds from sales of foreclosed assets and surplus property                             2,045          1,716
   Purchases of bank premises and equipment                                                 (2,816)        (1,597)
   Other, net                                                                                 (718)         3,577
------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                (209,931)      (160,717)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase in transaction account and savings account deposits                         38,719         94,239
   Net increase in time deposits                                                           101,089         19,642
   Net increase (decrease) in short-term and other borrowings                                5,953        (54,647)
   Proceeds from issuance of common stock                                                    3,883          1,461
   Cash dividends                                                                          (13,346)       (12,009)
------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                             136,298         48,686
------------------------------------------------------------------------------------------------------------------
     Decrease in cash and cash equivalents                                                 (35,333)       (71,471)
     Cash and cash equivalents at beginning of period                                      270,387        326,124
------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                           $235,054       $254,653
------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
   Interest income                                                                         $85,989        $85,660

Cash paid during the period for:
   Interest expense                                                                         $9,530        $13,199
   Income taxes                                                                                  -          1,500

Noncash investing activities:
   Foreclosed assets received in settlement of loans                                        $1,079           $273
------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries (the "Company" or "Whitney"). All significant intercompany balances and transactions have been eliminated. Certain financial information for prior periods has been reclassified to conform to the current presentation.
         In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders' equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.
         Pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2003 annual report on Form 10-K.

NOTE 2 - MERGERS AND ACQUISITIONS
         In March 2004, Whitney entered into a definitive agreement to acquire Madison BancShares, Inc. ("Madison") and its subsidiary, Madison Bank. Madison Bank operates three banking locations in the Tampa Bay, Florida metropolitan area, with approximately $215 million in total assets and $175 million in deposits. Madison shareholders will receive $29.89 per share in cash and/or Whitney stock for a total transaction value of approximately $66 million. Whitney stock is limited to 65% of the total consideration paid. Subject to certain conditions and the receipt of necessary approvals from Madison shareholders and appropriate regulatory agencies, this transaction is expected to close in the third quarter of 2004.
         In April 2004, Whitney National Bank (the "Bank") signed a definitive agreement with First National Bank Northwest Florida to assume certain deposits and acquire certain assets associated with two First National branches in Fort Walton Beach, Florida for a deposit premium of approximately $2 million. Deposits at these two branches total approximately $30 million. No loans will be exchanged in this transaction. The transaction is subject to regulatory approval and is expected to be completed late in the second quarter of 2004.

NOTE 3 - OTHER ASSETS AND OTHER LIABILITIES
         The more significant components of other assets and other liabilities at March 31, 2004 and December 31, 2003 were as follows:

Other assets
----------------------------------------------------------------------------------------------------------
                                                                              March 31       December 31
(dollars in thousands)                                                          2004            2003
----------------------------------------------------------------------------------------------------------
Net deferred income tax asset                                                 $14,497         $21,190
Low-income housing tax credit fund investments                                 15,626          16,199
Cash surrender value of life insurance                                          8,777           8,665
Prepaid pension asset                                                           5,972           7,230
Prepaid expenses                                                                6,961           4,288
Foreclosed assets and surplus property                                          2,812           3,490
Miscellaneous investments, receivables and other assets                        23,263          21,096
----------------------------------------------------------------------------------------------------------
   Total other assets                                                         $77,908         $82,158
----------------------------------------------------------------------------------------------------------

Other liabilities
----------------------------------------------------------------------------------------------------------
                                                                              March 31       December 31
(dollars in thousands)                                                          2004            2003
----------------------------------------------------------------------------------------------------------
Trade date securities payable                                                 $14,572        $100,925
Accrued taxes and expenses                                                     20,890          12,319
Dividends payable                                                              13,391          13,344
Obligation for postretirement benefits other than pensions                      9,722           9,379
Miscellaneous payables, deferred income and other liabilities                  16,822          15,574
----------------------------------------------------------------------------------------------------------
   Total other liabilities                                                    $75,397        $151,541
----------------------------------------------------------------------------------------------------------

NOTE 4 - EMPLOYEE BENEFIT PLANS

Retirement Plans
         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees. The Company contributed $8 million to the plan in 2003. Based on currently available information, the Company does not anticipate making a contribution during 2004. The components of net pension expense recognized in the first quarters of 2004 and 2003 were as follows:

----------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                                     March 31
----------------------------------------------------------------------------------------------------------
(dollars in thousand)                                                         2004             2003
----------------------------------------------------------------------------------------------------------
Service cost for benefits during the period                                  $1,558           $1,019
Interest cost on benefit obligation                                           1,616            1,495
Expected return on plan assets                                               (2,000)          (1,655)
Amortization of:
   Unrecognized net actuarial (gains) losses                                     90               61
   Unrecognized net implementation asset                                          -              (18)
   Unrecognized prior service cost                                              (27)             (27)
----------------------------------------------------------------------------------------------------------
Net periodic benefit expense                                                 $1,237           $  875
----------------------------------------------------------------------------------------------------------

         Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. The net pension expense for nonqualified plan benefits was less than $200,000 in the first quarter of both 2004 and 2003.

Health and Welfare Plans
         Whitney maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
         Whitney recognized net periodic postretirement benefit expense of approximately $.5 million in the first quarter of 2004 and $.3 million in the first quarter of 2003. None of the individual components of the net periodic expense was individually significant for either period.
         As discussed in Note 9, Whitney has elected to defer recognizing the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Drug Act") in its accounting for postretirement health benefits. This deferral is effective until authoritative guidance on the accounting for the federal subsidy introduced by the act is issued, or until certain significant events occur, such as a plan amendment. The authoritative guidance that is eventually issued could require the Company to change previously reported information, although the impact would likely be immaterial.

NOTE 5 - STOCK-BASED INCENTIVE COMPENSATION
         Whitney maintains incentive compensation plans that incorporate stock-based compensation. The plans for both key employees and directors have been approved by the Company's shareholders, including the new long-term incentive plan for key employees that was approved at the Company's annual meeting in April 2004. The new employee plan provides for substantially the same types of stock-based compensation awards as earlier plans and authorizes the issuance of up to 2,600,000 Whitney common shares, plus any unused authorization from the most recent prior plan, to satisfy awards. No stock-based compensation awards were made during the first quarter of 2004 or 2003.
         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion (APB) No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. Under this Opinion, Whitney recognized no compensation expense with respect to fixed awards of stock options. The Company has granted options with an exercise price equal to the stock's market price. As such, the options had no intrinsic value on the award date, which is also the measurement date for compensation expense. The compensation expense recognized under APB No. 25 for the Company's restricted stock grants to employees reflects their fair value, but the timing of when fair value is determined and the method of allocating expense over time differ in certain respects from what is required under SFAS No. 123, as amended.
         The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and recognize stock-based compensation expense for all awards.

-----------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended
                                                                                   March 31
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                 2004         2003
-----------------------------------------------------------------------------------------------------------
Net income                                                                  $26,158      $23,470
Stock-based compensation expense included in reported net income,
   net of related tax effects                                                 1,469          797
Stock-based compensation expense determined under fair value-based
   method for all awards, net of related tax effects                         (1,108)      (1,011)
-----------------------------------------------------------------------------------------------------------
Pro forma net income                                                        $26,519      $23,256
-----------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic - as reported                                                         $.65         $.59
   Basic - pro forma                                                            .66          .58
   Diluted - as reported                                                        .64          .58
   Diluted - pro forma                                                          .65          .58
-----------------------------------------------------------------------------------------------------------


NOTE 6 - CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney's financial condition, results of operations or cash flows.

NOTE 7 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized on the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.
         Commitments under loan facilities, including credit card and related lines, obligate the Bank to make loans to customers as long as there is no violation of the conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' commercial or public financing arrangements and to help customers demonstrate the financial capacity required to obtain essential goods and services. The majority of standby letters of credit at March 31, 2004 have a term of one year or less.
         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. Because loan commitments and letters of credit may, and many times do, expire without being drawn upon, however, the contractual amounts should not be understood to represent expected future funding requirements. The Bank follows its standard credit policies in making loan commitments and financial guarantees and requires collateral support if warranted. The collateral required could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

         A summary of off-balance-sheet financial instruments follows:

--------------------------------------------------------------------------------
                                                     March 31        December 31
(dollars in thousands)                                 2004             2003
--------------------------------------------------------------------------------
Commitments to extend credit - revolving           $1,514,406       $1,410,555
Commitments to extend credit - nonrevolving           349,761          355,076
Standby and other letters of credit                   313,876          292,558
Credit card and related lines                         405,319          388,902
--------------------------------------------------------------------------------

         During the latter half of 2003 the Bank began using interest rate swaps to bring the market risk associated with the longer-duration fixed-rate loans desired by certain customers in line with Whitney's asset/liability management objectives. At March 31, 2004, only one swap with a remaining notional amount of $22 million had been executed, essentially converting the related fixed-rate commercial loan into a floating-rate loan. The swap was structured to be a highly effective hedge against changes in the loan's fair value that result from changes in the benchmark interest rate. There was no ineffectiveness recognized in earnings during the quarter.

NOTE 8 - EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share were as follows:

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              March 31
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)          2004              2003
--------------------------------------------------------------------------------
Numerator:
   Net income                                        $26,158           $23,470
   Effect of dilutive securities                           -                 -
--------------------------------------------------------------------------------
   Numerator for diluted earnings per share          $26,158           $23,470
--------------------------------------------------------------------------------
Denominator:
   Weighted-average shares outstanding            40,191,444        39,785,332
   Effect of potentially dilutive securities
     and contingently issuable shares                669,830           431,023
--------------------------------------------------------------------------------
   Denominator for diluted earnings per share     40,861,274        40,216,355
--------------------------------------------------------------------------------
Earnings per share:
   Basic                                                $.65              $.59
   Diluted                                               .64               .58
--------------------------------------------------------------------------------
Antidilutive stock options                                 -           584,325
--------------------------------------------------------------------------------

NOTE 9 - ACCOUNTING PRONOUNCEMENTS
         In December 2003, the FASB issued a revised version of SFAS No. 132. This revised statement added to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003. The revised statement also introduced a requirement for certain interim disclosures that are included in Note 4. Both the original and the revised statements address disclosure only and do not address accounting measurement or recognition for benefit obligations.
         Also related to postretirement benefits, the FASB issued a staff position in early January 2004 in response to certain accounting issues raised by the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on December 8, 2003. The most significant issue concerns how and when to account for the federal subsidy to plan sponsors that is provided for in the act. The staff position allowed a company to defer recognizing the impact of this new legislation in its accounting for postretirement health benefits. If elected, the deferral is effective until authoritative guidance on the accounting for the federal subsidy is issued, or until certain significant events occur, such as a plan amendment. Whitney made this deferral election. The authoritative guidance that is eventually issued could require the Company to change previously reported information, although the impact would likely be immaterial.
         The SEC issued Staff Accounting Bulletin ("SAB") 105 in early March 2004 to communicate its view that the fair value recognized for a loan commitment accounted for as a derivative instrument should not incorporate expected cash flows related to servicing. The provisions of SAB 105 must be applied to loan commitments entered into after March 31, 2004. Applying the guidance in SAB 105 did not impact Whitney's financial condition or results of operations.
         The Emerging Issues Task Force reached a consensus in March 2004 on a model to be used to determine if the impairment of certain debt and equity securities and cost method investments should be considered other than temporary and an impairment loss recognized. The model is to be applied prospectively in interim or annual reporting periods beginning after June 15, 2004. Whitney does not expect the application of this model to have a material impact on its financial condition or results of operations.
         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3 to address the accounting for differences between contractual cash flows and expected cash flows from loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits the "carrying over" or creation of valuation allowances in the initial accounting for all acquired loans that are within its scope. It also specifies how these differences impact the yield subsequently recognized on these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004 and does not change the accounting for loans previously acquired.

                                        WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                 SELECTED FINANCIAL DATA
                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                          2004                               2003
                                                  --------------------------------------------------------------------------
(dollars in thousands, except per share data)        First Quarter Fourth Quarter Third Quarter Second Quarter First Quarter
----------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                        $7,855,897     $7,754,982    $7,310,341     $7,284,531     $7,183,424
  Earning assets                                       7,333,849      7,193,709     6,747,540      6,714,784      6,656,438
  Loans                                                4,984,165      4,882,610     4,669,536      4,628,728      4,525,436
  Investment securities                                2,232,674      2,281,405     1,972,175      2,009,226      2,000,804
  Deposits                                             6,298,390      6,158,582     5,964,257      5,960,436      5,896,760
  Shareholders' equity                                   871,791        840,313       831,045        825,610        812,551
----------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                        $7,722,135     $7,389,183    $7,293,393     $7,191,244     $7,074,196
  Earning assets                                       7,175,034      6,858,134     6,772,338      6,686,717      6,550,281
  Loans                                                4,906,710      4,733,236     4,620,970      4,564,160      4,461,849
  Investment securities                                2,245,626      2,069,396     1,974,230      1,997,090      1,975,563
  Deposits                                             6,119,857      6,039,349     5,949,378      5,898,219      5,762,353
  Shareholders' equity                                   855,476        835,924       822,678        824,584        811,347
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                        $86,540        $83,791       $83,856        $84,385        $86,037
  Interest expense                                         9,350          8,830         9,573         11,863         13,243
  Net interest income                                     77,190         74,961        74,283         72,522         72,794
  Net interest income (TE)                                78,671         76,346        75,696         73,857         74,216
  Provision for loan losses                               (2,000)             -        (4,000)             -            500
  Noninterest income                                      20,907         21,345        23,538         23,126         21,495
    Net securities gains in noninterest income                 -              -           863              -              -
  Noninterest expense                                     62,026         61,652        61,332         60,645         59,294
  Net income                                              26,158         23,820        27,502         23,750         23,470
----------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                  1.36%          1.28%         1.50%          1.32%          1.35%
  Return on average shareholders' equity                   12.30          11.31         13.26          11.55          11.73
  Net interest margin                                       4.40           4.43          4.45           4.43           4.57
  Average loans to average deposits                        80.18          78.37         77.67          77.38          77.43
  Efficiency ratio                                         62.29          63.11         62.35          62.53          61.95
  Allowance for loan losses to loans                        1.16           1.22          1.31           1.43           1.46
  Nonperforming assets to loans plus foreclosed assets
    and surplus property                                     .56            .62           .73            .87            .98
  Net annualized charge-offs (recoveries) to average loans  (.01)           .16           .07           (.03)           .07
  Average shareholders' equity to average assets           11.08          11.31         11.28          11.47          11.47
  Shareholders' equity to total assets                     11.10          10.84         11.37          11.33          11.31
  Leverage ratio                                            9.96          10.13         10.04           9.91           9.86
----------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
    Basic                                                   $.65           $.59          $.69           $.60           $.59
    Diluted                                                  .64            .59           .68            .59            .58
  Dividends
    Cash dividends per share                                $.33           $.33          $.30           $.30           $.30
    Dividend payout ratio                                  51.20%         56.02%        44.01%         50.93%         51.29%
  Book Value Per Share                                    $21.48         $20.78        $20.59         $20.48         $20.25
  Trading Data
    High price                                            $44.00         $41.32        $36.00         $34.46         $34.55
    Low price                                              39.72          33.88         31.55          31.44          30.75
    End-of-period closing price                            41.74          40.99         34.00          32.00          34.20
    Trading volume                                     3,488,599      3,077,088     5,300,892      8,201,397      6,344,880
  Average Shares Outstanding
    Basic                                             40,191,444     40,067,684    39,993,350     39,867,549     39,785,332
    Diluted                                           40,861,274     40,620,758    40,383,047     40,360,070     40,216,355
----------------------------------------------------------------------------------------------------------------------------
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the "Company" or "Whitney") from December 31, 2003 to March 31, 2004 and on their results of operations during the first quarters of 2004 and 2003. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the "Bank"). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company's 2003 annual report on Form 10-K.
         Certain financial information for prior periods has been reclassified to conform to the current presentation.

OVERVIEW
         Whitney earned $26.2 million for the quarter ended March 31, 2004, an 11% increase over net income of $23.5 million reported for the first quarter of 2003. Per share earnings were up 10%, to $.65 per basic share and $.64 per diluted share in 2004's first quarter from $.59 and $.58, respectively, in the year-earlier period.
         Selected highlights from the first quarter's results follow:
         o Growth in earning assets spurred a $4.5 million, or 6%, increase in net interest income (TE) compared to the first quarter of 2003. The net interest margin (TE) was a healthy 4.40% for the first quarter of 2004, although there was moderate margin compression relative to the year-earlier period that partly offset the favorable impact of earning asset growth. The margin for the current quarter was down only slightly from 4.43% in the fourth quarter of 2003. Whitney's asset yields and funding costs have begun to stabilize after trending lower during a period of sustained low market interest rates.
         o Improved credit quality during the first quarter of 2004 led to a $2 million negative provision for loan losses during the period. Whitney recorded no provision in 2003's fourth quarter and a provision of $.5 million in the first quarter of 2003. The total of loans criticized through the internal credit risk classification process at March 31, 2004 was down $11 million from year-end 2003. There was a small net recovery of charge-offs in the first quarter of 2004, compared to net charge-offs of $1.9 million in the fourth quarter of 2003 and $.7 million in 2003's first quarter.
         o Noninterest income decreased 3%, or $.6 million, from the first quarter of 2003. Though most major sources of noninterest income posted stable to higher results compared to the first quarter of 2003, fee income from Whitney's secondary mortgage market operations was down by $1.5 million. Home loan production, and refinancing activity in particular, began a marked slowdown toward the end of the third quarter of 2003 as mortgage rates trended higher.
         o Noninterest expense increased 5%, or $2.7 million, from 2003's first quarter. Personnel expense was up 5%, or $1.6 million, in total, with employee compensation up 3% and employee benefits higher by 13%. An increase in the expense estimated for pension and retiree health benefits was the main factor behind the overall rise in employee benefits for the first quarter of 2004. Branch additions and enhancements to customer service capabilities contributed to moderate increases in several other major expense categories compared to the first quarter of 2003.

FORWARD-LOOKING STATEMENTS
         This discussion contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but may not be limited to, (a) comments on the future level of funds available in the customer deposit base, (b) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (c) comments about the performance of Whitney's net interest income and net interest margin assuming certain future conditions, (d) comments about possible future levels of income from secondary mortgage market operations, (e) projections of expense levels for retirement benefits.
         Forward-looking statements, which Whitney makes in good faith, are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement. Some of the more important assumptions include:
      o expectations about overall economic strength and the performance of the economies in Whitney's market area,
      o expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,
      o reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers, and
      o expectations regarding the nature and level of competition, changes in customer behavior and preferences, and Whitney's ability to execute its plans to respond effectively.
         Because it is uncertain whether future conditions and events will confirm these assumptions, there is a risk that Whitney's future results will differ materially from what is stated in or implied by such forward-looking statements. Whitney cautions the reader to consider this risk.
         Whitney undertakes no obligation to update or revise any forward-looking statement included in this discussion, whether as a result of new information, future events or developments, or for any other reason.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES
Loan Portfolio Developments
         Total loans increased $102 million, or 2%, from year-end 2003 to the end of 2004's first quarter, and were up 10%, or $459 million, from the end of 2003's first quarter. Beginning in the latter half of 2002, the commercial loan portfolio has shown steady growth, with strong support from new customer development. Table 1, which is based on regulatory reporting codes, shows loan balances at March 31, 2004 and at the end of the four prior quarters.

TABLE 1.  LOANS
---------------------------------------------------------------------------------------------------------------
                                       2004                                   2003
---------------------------------------------- ----------------------------------------------------------------
(dollars in thousands)               March 31       December 31    September 30       June 30        March 31
---------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural                   $2,203,213       $2,213,207      $2,041,629      $2,022,159      $1,957,036
Real estate -
    commercial and other            1,821,445        1,726,212       1,705,289       1,667,838       1,617,929
Real estate -
    residential mortgage              628,331          619,869         610,795         615,742         630,519
Individuals                           331,176          323,322         311,823         322,989         319,952
---------------------------------------------------------------------------------------------------------------
    Total loans                    $4,984,165       $4,882,610      $4,669,536      $4,628,728      $4,525,436
---------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, was stable between year-end 2003 and March 31, 2004. This portfolio sector grew 13%, or $246 million, from the end of the year-earlier quarter. Overall the portfolio has remained well-diversified, with customers in a wide range of industries, including oil and gas exploration and production, marine transportation, wholesale and retail trade in and manufacture of various durable and nondurable products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2003.
         Loans outstanding to oil and gas industry customers totaled $510 million, or approximately 10% of total loans at the end of 2004's first quarter, the same percentage as at year-end 2003. The total at March 31, 2004 was up $93 million from the end of the year-earlier quarter, with the majority of this growth in the exploration and production sector of this industry. The larger portion of the portfolio outstanding to this industry continues to be with businesses that provide transportation and other services and products to support exploration and production activities.
         Outstanding balances under participations in larger shared-credit loan commitments totaled $350 million at the end of 2004's first quarter, including approximately $152 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.
         The commercial real estate portfolio, which includes loans secured by properties used in commercial or industrial operations, grew 6%, or $95 million, from December 31, 2003, and has increased 13%, or $204 million, since the end of the first quarter of 2003. Whitney has been able to develop new business in this highly competitive market, including increased activity at its

Houston operations, and the Company continues to finance new projects for its well-established customer base.
         Whitney continues to sell most of its residential mortgage loan production in the secondary market, and the balance in this portfolio segment has trended lower in recent years. The moderate portfolio growth in the fourth quarter of 2003 and this year's first quarter reflected the increased promotion of tailored mortgage products that are held in the portfolio as well as a slowdown in payoffs on refinancings.

Credit Risk Management and Allowance for Loan Losses
         Whitney manages credit risk through adherence to consistent underwriting standards established by its Credit Policy Committee. The credit administration function ensures consistent underwriting, policy administration and monitoring throughout the Company. Lending officers are responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines. An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting process.
         Management's evaluation of credit risk in the portfolio is ultimately reflected in the estimate of probable losses inherent in the loan portfolio that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to expense. The methodology for determining the allowance involves significant judgment and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.
         The recorded allowance encompasses three elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company.

TABLE 2.  NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------------------
                                                       2004                             2003
--------------------------------------------------------------   -------------------------------------------------
                                                       March       December    September       June       March
(dollars in thousands)                                   31           31           30           30          31
------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis            $25,095       $26,776      $30,533      $35,622     $41,050
Restructured loans                                        98           114          215          224         243
------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                          25,193        26,890       30,748       35,846      41,293
Foreclosed assets and surplus property                 2,812         3,490        3,255        4,556       3,283
------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                        $28,005       $30,380      $34,003      $40,402     $44,576
------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                 $3,653        $3,385       $2,725       $3,445      $3,926
------------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans plus
     foreclosed assets and surplus property              .56%          .62%         .73%         .87%        .98%
   Allowance for loan losses to
     nonperforming loans                              228.65        221.18       199.69       184.80      159.54
   Loans 90 days past due still accruing to
     loans                                               .07           .07          .06          .07         .09
------------------------------------------------------------------------------------------------------------------

         Criticized loans are credits with above-average weaknesses as identified through the internal risk-rating process. The total of criticized loans at March 31, 2004 was down $11 million from year-end 2003, including a $1.7 million reduction in total nonperforming loans as shown in Table 2. Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected decreased $12 million during the first quarter of 2004, to a total of $95 million at quarter end. The buyout by another bank of Whitney's commitment under a larger shared-credit facility was the main factor behind this decrease. Loans warranting special attention totaled $67 million at the end of the current quarter, down $4 million from year-end 2003. Loans with doubtful prospects for full repayment increased $5 million for the first quarter of 2004, largely on the downgrade of one commercial credit.

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                    2004           2003
------------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                                                     $59,475        $66,115
Provision for loan losses charged to operations                                         (2,000)           500
Loans charged to the allowance:
   Commercial, financial and agricultural                                                 (525)        (1,141)
   Real estate - commercial and other                                                      (90)             -
   Real estate - residential mortgage                                                      (60)          (137)
   Individuals                                                                            (721)          (728)
------------------------------------------------------------------------------------------------------------------
     Total charge-offs                                                                  (1,396)        (2,006)
------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural                                                1,082            347
   Real estate - commercial and other                                                       36            281
   Real estate - residential mortgage                                                       68             80
   Individuals                                                                             338            561
------------------------------------------------------------------------------------------------------------------
     Total recoveries                                                                    1,524          1,269
------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                                               128           (737)
------------------------------------------------------------------------------------------------------------------
Balance at the end of period                                                           $57,603        $65,878
------------------------------------------------------------------------------------------------------------------
Ratios:
     Net annualized charge-offs (recoveries) to average loans                             (.01)%          .07%
     Gross annualized charge-offs to average loans                                         .11            .18
     Recoveries to gross charge-offs                                                    109.17          63.26
     Allowance for loan losses to loans at period end                                     1.16           1.46
------------------------------------------------------------------------------------------------------------------

         The allowance required for criticized loans was reduced by $1.6 million during the first quarter of 2004, including a $.8 million reduction in the allowance for loans considered impaired under SFAS No. 114. The overall allowance needed at March 31, 2004 was $1.9 million below the level at December 31, 2003. Table 3 compares first quarter 2004 activity in the allowance for loan losses with the first quarter of 2003. There was a small recovery of charge-offs in the first quarter of 2004, compared to net charge-offs of $.7 million in 2003's first quarter.

INVESTMENT SECURITIES
         The portfolio of investment securities was maintained at a fairly stable level during most of 2003 as funds from deposit growth and reductions in liquidity investments and other earning assets were available to support steady loan growth. Toward the end of 2003, management executed a strategy, in response to market conditions, to invest in advance of the paydowns and prepayments on securities expected in 2004, and the portfolio increased $309 million during the fourth quarter of 2003. The portfolio total of $2.23 billion at March 31, 2004 was down 2% compared to December 31, 2003 but up 12%, or $232 million, from the end of 2003's first quarter. The average investment in securities in the first quarter of 2004 was up 14%, or $270 million, from the year-earlier period.
         Short-term liquidity investments, including federal funds sold, totaled $101 million at the end of 2004's first quarter, compared to $14 million at December 31, 2003 and $72 million a year earlier. The level at March 31, 2004, however, reflected an unexpected large deposit of approximately $80 million at quarter end that was held only briefly. Average short-term liquidity investments totaled $12 million for the first quarter of 2004.
         Securities available for sale constituted 90% of the total investment portfolio at March 31, 2004. There was a net unrealized gain on this portfolio segment of $31 million at quarter end that was concentrated in mortgage-backed securities. The overall unrealized gain represented 1.6% of amortized cost. At year-end 2003, there was a net unrealized gain of $13 million, or less than 1% of amortized cost, again largely concentrated in mortgage-backed securities. The net unrealized gain or loss will vary based on overall changes in market rates, shifts in the slope of the yield curve, movement in spreads to the yield curve for different types of securities, and changing expectations about the timing of cash flows on securities that can be prepaid.
         Securities in the Company's portfolio that are subject to possible credit deterioration, such as obligations of states and political subdivisions, are monitored for signs that contractual obligations may not be met and that there may be value impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. No impairment losses were recognized in the first quarters of 2004 and 2003.
         The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
         Deposits at March 31, 2004 were up 2%, or $140 million, from the level at year-end 2003. Compared to the end of the year-earlier quarter, deposits were up 7%, or $402 million. Short-term and other borrowings were little changed from year-end 2003, but were up 52%, or $207 million, compared to the year-earlier quarter. Deposit growth and additional short-term borrowings supported the growth in earning assets through the end of the first quarter of 2004, which totaled $140 million compared to year-end 2003 and $677 million compared to March 31, 2003.

TABLE 4. DEPOSITS
--------------------------------------------------------------------------------------------------------------
                                       2004                                  2003
---------------------------------------------- ---------------------------------------------------------------
(dollars in thousands)               March 31      December 31    September 30        June 30        March 31
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing
   demand deposits                 $1,937,379       $1,943,248      $1,815,163     $1,805,861      $1,728,356
NOW account deposits                  860,650          827,360         708,682        698,641         678,442
Money market deposits               1,373,574        1,396,420       1,407,112      1,387,765       1,402,382
Savings deposits                      620,087          585,943         564,322        554,143         551,562
Other time deposits                   730,186          745,478         773,321        803,837         825,705
Time deposits $100,000
   and over                           776,514          660,133         695,657        710,189         710,313
--------------------------------------------------------------------------------------------------------------
    Total deposits                 $6,298,390       $6,158,582      $5,964,257     $5,960,436      $5,896,760
--------------------------------------------------------------------------------------------------------------

         Sustained demand for deposit products and appropriate deposit pricing strategies have helped maintain a favorable mix of deposits through the first quarter of 2004. Table 4 presents the composition of deposits at March 31, 2004 and at the end of the previous four quarters.
         Total lower-cost deposits at the end of the first quarter of 2004 were up close to 1% from year-end 2003 and were 10%, or $431 million, higher than the year-earlier period, with noninterest-bearing demand deposits up 12% and deposits in lower-cost interest-bearing products up 8%. Lower-cost deposits remained approximately three-quarters of total deposits over this period, and noninterest-bearing demand deposits were a fairly steady 30% of total deposits. Higher-cost time deposits were down 2%, or $29 million, from 2003's first quarter, with some of these funds flowing to other lower-cost products. The increase in time deposits of $100,000 and over in the first quarter of 2004 largely reflected the addition of competitively bid public funds. Public funds also factored into the fluctuations in NOW deposits from the third quarter of 2003 through the end of 2004's first quarter. As noted earlier, the Bank received an unexpected $80 million deposit at the most recent quarter end that was held briefly in a NOW account.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         Shareholders' equity totaled $872 million at March 31, 2004, which represented an increase of $31 million from the end of 2003. During the first quarter of 2004, Whitney retained $13 million of earnings, net of dividends declared, and recognized $6 million in additional equity from activity in stock-based compensation plans for employees and directors, including option exercises. There was also a $12 million increase in other comprehensive income for the quarter representing an unrealized net holding gain on securities available for sale. The Company paid 51% of its earnings for the first quarter of 2004 in dividends, little changed from the 50% payout ratio for the full year in 2003.

         The ratios in Table 5 indicate that the Company remained strongly capitalized at March 31, 2004. The increase in risk-weighted assets since year-end 2003 resulted mainly from an increase in loans and other on-balance-sheet assets.

TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                       March 31             December 31
(dollars in thousands)                                   2004                  2003
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                              $760,012              $739,236
Tier 2 regulatory capital                                57,603                59,475
--------------------------------------------------------------------------------------------
   Total regulatory capital                            $817,615              $798,711
--------------------------------------------------------------------------------------------
Risk-weighted assets                                 $5,929,220            $5,777,094
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)             9.96%                10.13%
   Tier 1 capital to risk-weighted assets                 12.82                 12.80
   Total capital to risk-weighted assets                  13.79                 13.83
   Shareholders' equity to total assets                   11.10                 10.84
--------------------------------------------------------------------------------------------

         The regulatory capital ratios for Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency.

LIQUIDITY MANAGEMENT AND CONTRACTUAL OBLIGATIONS
Liquidity Management
         The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.
         On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Borrowings discusses changes in these liability funding sources in the first quarter of 2004. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.
         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first quarters of 2004 and 2003.
         As noted earlier, continued high levels of funds available in the Bank's customer deposit base helped support increased loan production and overall growth in earning assets during 2003 and into the first quarter of 2004. Management anticipates that some of this funds availability will moderate with increased economic activity, renewed confidence in the capital markets and rising market interest rates and has factored this possibility into its liquidity projections and planning procedures.

         At March 31, 2004, Whitney Holding Corporation had approximately $178 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, or other corporate uses, before consideration of any future dividends that may be received from the Bank. In March 2004, Whitney announced an agreement to acquire Madison BancShares, Inc. for stock and cash in a transaction expected to close in the third quarter of 2004. The cash component of the purchase price will total approximately $23 million.

Contractual Obligations
         Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations were scheduled in Whitney's annual report on 10-K for the year ended December 31, 2003. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. The Company and the Bank have no significant long-term borrowings. There have been no material changes in contractual obligations from year-end 2003 through the end of 2004's first quarter.

OFF-BALANCE SHEET ARRANGEMENTS
         As a normal part of it business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. The most significant off-balance-sheet obligations are the Bank's commitments under traditional credit-related financial instruments. Table 6 schedules these commitments as of March 31, 2004 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6.  CREDIT-RELATED COMMITMENTS
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                Commitments expiring by period from March 31, 2004
----------------------------------------------------------------------------------------------------------------
                                                               Less than       1 - 3         3 - 5    More than
                                                    Total        1 year        years         years     5 years
----------------------------------------------------------------------------------------------------------------
Loan commitments - revolving                     $1,514,406   $1,099,791     $356,224      $57,528      $863
Loan commitments - nonrevolving                     349,761      163,735      186,026            -         -
Credit card and personal credit lines               405,319      405,319            -            -         -
Standby and other letters of credit                 313,876      245,895       67,981            -         -
----------------------------------------------------------------------------------------------------------------
   Total                                         $2,583,362   $1,914,740     $610,231      $57,528      $863
----------------------------------------------------------------------------------------------------------------

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

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at the end of 2004's first quarter indicated that Whitney continued to be moderately asset sensitive over the near term, similar to its position at year-end 2003. Based on these simulations, annual net interest income (TE) would be expected to increase $16.9 million, or 5.5%, and decrease $15.5 million, or 5.0%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The comparable simulation run at year-end 2003 produced results that ranged from a positive impact on net interest income (TE) of $14.7 million, or 4.7%, to a negative impact of $15.4 million, or 5.0%. The actual impact that changes in interest rates have on net interest income will depend on many factors. These include Whitney's ability to achieve growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.
         During 2003 the Bank began using interest rate swaps to bring the market risk associated with longer-duration fixed-rate loans desired by certain customers in line with Whitney's asset/liability management objectives. Through March 31, 2004, swap activity has been very limited, with no significant impact on the Company's interest rate sensitivity.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Whitney's net interest income (TE) increased $4.5 million, or 6%, from the first quarter of 2003. The favorable impact of 10% growth in earning assets and an additional day's interest in the current period was partly offset by moderate compression in the net interest margin (TE) relative to the year-earlier period. First quarter net interest income (TE) in 2004 was up $2.3 million, or 3%, from the fourth quarter of 2003.
         As noted earlier, Whitney is moderately asset sensitive, which implies that its net interest margin would tend to compress in a declining rate environment, holding other factors constant, but tend to widen in a rising rate environment. The net interest margin (TE) is net interest income (TE) as a percent of average earning assets. Whitney's net interest margin (TE) remained a healthy 4.40% in 2004's first quarter, down 17 basis points from the year-earlier quarter and only slightly below the 4.43% margin in the fourth quarter of 2003. Tables 7 and 8 show the components of changes in the Company's net interest income (TE) and net interest margin (TE).
         Whitney's asset yields and funding costs have begun to stabilize after trending lower during a period of sustained low market interest rates. The overall yield on average earning assets for the first quarter of 2004 was 46 basis points lower than in the year-earlier period, but was essentially level with the yield for the fourth quarter of 2003. Loan yields were also relatively stable compared to the fourth quarter of 2003, but were down 57 basis points compared to the first quarter of 2003. Because a substantial portion of the loan portfolio carries adjustable rates tied to market indices or prime, the overall loan yield tends to be more responsive to changes in market rates than the overall yield on the largely fixed-rate investment portfolio. The yield on the investment portfolio in the first quarter of 2004 was 29 basis points below the year-earlier period and up slightly from 2003's fourth quarter. The investment portfolio yield in 2004's first quarter benefited from the strategy executed in late 2003 to invest in advance of expected paydowns and prepayments on securities, which increased the proportion of mortgage-backed securities in the portfolio.
         No significant shift in asset mix accompanied the overall growth in average earning assets compared to the first quarter of 2003. Average loans, including loans held for sale, were steady at 69% of earning assets. Investment securities increased to 31% of average earning assets compared to 30% in the year-earlier period.
         Funding costs for the current year's first quarter were down 29 basis points compared to the first quarter of 2003, but were up slightly from 2003's fourth quarter, mainly reflecting an increase in short-term borrowings to partially fund growth in the loan and investment portfolios. The rate on average interest-bearing deposits other than time deposits decreased by 32 basis points from the first quarter of 2003 while the rate on time deposits fell 70 basis points. Compared to 2003's fourth quarter, the rate on average time deposits decreased 5 basis points and the rate on other interest-bearing deposits was essentially flat.

TABLE 7.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
---------------------------------------------------------------------------------------------------------------------------

                                           First Quarter 2004           Fourth Quarter 2003          First Quarter 2003
---------------------------------------------------------------------------------------------------------------------------
                                        Average                      Average                      Average
(dollars in thousands)                  Balance   Interest  Rate     Balance    Interest Rate     Balance    Interest Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)                     $4,917,213  $63,193   5.17%  $4,751,187   $62,296  5.20%  $4,521,129   $64,055  5.74%
---------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities             1,437,831   15,913   4.43    1,160,121    12,941  4.46    1,163,458    13,688  4.71
U.S. agency securities                   385,251    3,333   3.46      467,226     4,224  3.62      391,987     4,152  4.24
U.S. Treasury securities                 158,036    1,549   3.94      199,995     1,879  3.73      176,932     1,613  3.70
Obligations of states and political
     subdivisions (TE)                   229,439    3,711   6.47      205,292     3,356  6.54      191,651     3,247  6.78
Other securities                          35,069      292   3.33       36,762       382  4.16       51,535       543  4.21
---------------------------------------------------------------------------------------------------------------------------
     Total investment securities       2,245,626   24,798   4.42    2,069,396    22,782  4.40    1,975,563    23,243  4.71
---------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments               12,195       30    .99       37,551        98  1.04       53,589       161  1.22
---------------------------------------------------------------------------------------------------------------------------
     Total earning assets              7,175,034  $88,021   4.93%   6,858,134   $85,176  4.94%   6,550,281   $87,459  5.39%
---------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                             606,708                      592,570                      590,508
Allowance for loan losses                (59,607)                     (61,521)                     (66,593)
---------------------------------------------------------------------------------------------------------------------------
     Total assets                     $7,722,135                   $7,389,183                   $7,074,196
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                  $  791,812  $   668    .34%  $  744,553   $   581   .31%  $  687,573   $   893   .53%
Money market deposits                  1,409,981    2,292    .65    1,435,926     2,366   .65    1,381,507     3,599  1.06
Savings deposits                         602,763      439    .29      575,905       403   .28      538,379       742   .56
Other time deposits                      738,464    2,455   1.34      757,140     2,671  1.40      834,169     4,385  2.13
Time deposits $100,000 and over          698,795    2,116   1.22      669,322     2,103  1.25      662,523     2,924  1.79
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits   4,241,815    7,970    .76    4,182,846     8,124   .77    4,104,151    12,543  1.24
---------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings          692,076    1,380    .80      453,268       706   .62      439,948       700   .65
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
         liabilities                   4,933,891  $ 9,350    .76%   4,636,114   $ 8,830   .76%   4,544,099   $13,243  1.18%
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
     LIABILITIES AND
     SHAREHOLDERS' EQUITY
Demand deposits                        1,878,042                    1,856,503                    1,658,202
Other liabilities                         54,726                       60,642                       60,548
Shareholders' equity                     855,476                      835,924                      811,347
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
         shareholders' equity         $7,722,135                   $7,389,183                   $7,074,196
---------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)               $78,671   4.40%               $76,346  4.43%               $74,216  4.57%
Net earning assets and spread         $2,241,143            4.17%  $2,222,020            4.18%  $2,006,182            4.21%
Interest cost of funding earning assets                      .53%                         .51%                         .82%
---------------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $26,095, $28,556 and $38,050 respectively, in the first quarter of 2004 and the fourth and first quarters of 2003.

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
------------------------------------------------------------------------------------------------------------------
                                                                 First Quarter 2004 Compared to:
                                                      Fourth Quarter 2003                 First Quarter 2003
                                              --------------------------------------------------------------------
                                                   Due to                                 Due to
                                                  Change in           Total              Change in         Total
                                              ------------------     Increase       ------------------    Increase
(dollars in thousands)                         Volume      Rate     (Decrease)       Volume       Rate   (Decrease)
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE)
    Loans (TE)                                 $1,460     $(563)      $ 897          $5,639    $(6,501)    $ (862)
------------------------------------------------------------------------------------------------------------------

    Mortgage-backed securities                  3,074      (102)      2,972           3,071       (846)     2,225
    U.S. agency securities                       (715)     (176)       (891)            (70)      (749)      (819)
    U.S. Treasury securities                     (427)       97        (330)           (173)       109        (64)
    Obligations of states and political
        subdivisions (TE)                         391       (36)        355             616       (152)       464
    Other securities                              (17)      (73)        (90)           (152)       (99)      (251)
------------------------------------------------------------------------------------------------------------------
       Total investment securities              2,306      (290)      2,016           3,292     (1,737)     1,555
------------------------------------------------------------------------------------------------------------------
    Federal funds sold and
        short-term investments                    (64)       (4)        (68)           (105)       (26)      (131)
------------------------------------------------------------------------------------------------------------------
       Total interest income (TE)               3,702      (857)      2,845           8,826     (8,264)       562
------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    NOW account deposits                           35        52          87             125       (350)      (225)
    Money market deposits                         (74)        -         (74)             75     (1,382)    (1,307)
    Savings deposits                               17        19          36              83       (386)      (303)
    Other time deposits                           (77)     (139)       (216)           (454)    (1,476)    (1,930)
    Time deposits $100,000 and over                71       (58)         13             158       (966)      (808)
------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits            (28)     (126)       (154)            (13)    (4,560)    (4,573)
------------------------------------------------------------------------------------------------------------------
    Short-term and other borrowings               431       243         674             478        202        680
------------------------------------------------------------------------------------------------------------------
       Total interest expense                     403       117         520             465     (4,358)    (3,893)
------------------------------------------------------------------------------------------------------------------
       Change in net interest income (TE)      $3,299     $(974)     $2,325          $8,361    $(3,906)    $4,455
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

         Sustained low market rates coupled with strong demand for deposit products allowed Whitney to implement deposit-pricing strategies to help gradually shift the mix of funds in favor of noninterest-bearing and lower-cost interest-bearing sources. This overall funding mix remained favorable in the first quarter of 2004, although the Bank accessed additional short-term borrowings and public fund time deposits to support earning asset growth. Average noninterest-bearing deposits funded 26% of average earning assets in the first quarter of 2004, up from a healthy 25% in 2003's first quarter, and the percentage of funding from all noninterest-bearing sources was steady at 31% between these periods. Lower-cost interest-bearing deposits supported close to 39% of earning assets, down slightly from 40% in the year-earlier period. Higher-cost sources of funds, which include time deposits and short-term borrowings, were level at 30% of average earning assets.

PROVISION FOR LOAN LOSSES
         Whitney recorded a $2 million negative provision for loan losses in the first quarter of 2004, compared to no provision in 2003's fourth quarter and a provision of $.5 million in the first quarter of 2003. There was a small net recovery of charge-offs in the first quarter of 2004, compared to net charge-offs of $1.9 million in the fourth quarter of 2003 and $.7 million in 2003's first quarter.
         For a more detailed discussion of changes in the allowance for loans losses, nonperforming assets and general credit quality, see the earlier section on Loans, Credit Risk Management and Allowance for Loan Losses. The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
         Noninterest income totaled $20.9 million for the first quarter of 2004, a decrease of 3%, or $.6 million, from the first quarter of 2003. Though most major sources of noninterest income posted stable to higher results compared to the first quarter of 2003, fee income from Whitney's secondary mortgage market operations was down by $1.5 million, or 53%. Home loan production, and refinancing activity in particular, began a marked slowdown toward the end of the third quarter of 2003 as mortgage rates trended higher. Without a return to a more favorable rate environment, both overall loan production levels and secondary mortgage market fee income for the second quarter of 2004 are expected to be well below the results for the year-earlier period.
         Income from bank-issued credit and debit cards was up 6%, or $.1 million, compared to 2003's first quarter. Fee income from credit card activity grew 16% in the first quarter of 2004, consistent with the growth in transaction volume. Debit card fee income, however, was down 2% from the year-earlier period, despite a 15% increase in transaction volume. Visa USA restructured and effectively lowered debit transaction rates in early 2004 following the temporary rate reduction it implemented in August 2003 under the terms of a settlement with merchants. Fees per transaction generated under the restructured rates have been somewhat higher than under the temporary rate reduction.
         Service charges on deposit accounts in the first quarter of 2004 were little changed from the year-earlier period. Improved pricing and the addition of new services helped offset the impact of reduced charging opportunities on both commercial and personal accounts. Trust service fees rose 7%, or $.1 million, compared to the first quarter of 2003 aided by new business opportunities and improved equity market valuations.
         Other noninterest income was up 11%, or $.6 million, between the first quarters of 2003 and 2004, including growth in investment service fees and fees on commercial credit facilities, among other contributors.

NONINTEREST EXPENSE
         Total noninterest expense of $62.0 million in the first quarter of 2004 was 5%, or $2.7 million, higher than the total for the year-earlier period.
         Personnel expense increased 5%, or $1.6 million, in total, with employee compensation up 3%, or $.7 million, and employee benefits higher by 13%, or $.9 million. The increase in employee compensation was consistent with the increase in base pay. A sharp reduction in commission-related pay, mainly from lower home loan production, was offset by higher stock-based compensation under the management incentive plan that was primarily driven by an increase in the value of Whitney's stock.
         Defined benefit pension plan expense and the cost of providing health benefits to retirees increased a combined $.7 million in the first quarter of 2004. This was the main factor behind the overall rise in employee benefits compared to 2003's first quarter. The annual increase in expense for these retirement benefits in 2004 is expected to be less than $1 million. The Company has also experienced an expected increase in the cost of providing current health benefits in 2004.
         A moderate increase in net occupancy expense in 2004 was expected with the opening of six new or replacement branches scheduled for late 2003 through the third quarter of the current year, including three additional locations to serve the Houston market. To reduce costs over the long term and enhance productivity, certain operations in Houston will be moved to one of the new locations and out of space that is subject to a noncancelable lease. Whitney expects to recognize a loss of up to $1.8 million related to its remaining obligation under the lease when the move is completed, which is currently planned for the third quarter of 2004.
         Equipment and data processing expense also increased moderately as expected in the first quarter of 2004. The data processing system's capacity was upgraded in the second half of 2003 and applications and capabilities have been added to support expanded customer service. Upgrades to the capacity and functionality of branch communication lines were the main factor behind the 7% increase in the telecommunication and postage expense category.
         The expense for legal and professional services was down $.5 million in the first quarter of 2004, or a third lower than in the year-earlier period. Legal expense, which covers services for both loan collection efforts and general corporate matters, decreased $.4 million, reflecting a benefit from favorable trends in credit quality, among other factors. Whitney's expense for nonlegal professional services also declined as a lower level of spending on project-specific consulting services offset an increase in independent audit services and fees prompted by the implementation of the Sarbanes-Oxley Act of 2002.
         An increase in marketing activities and the amortization of expanded affordable housing investments were the larger factors of a recurring nature behind the $1.4 million, or 15%, net increase in the categories making up other noninterest expense. Management has directed additional resources to marketing activities in 2004 to support new product introductions and broaden market recognition. Tax credits associated with the affordable housing investments helped lower the effective tax rate as noted in the following section.

INCOME TAXES
         The Company provided for income tax expense at an effective rate of 31.3% in the first quarter of 2004 compared to a rate of 32.0% in the 2003's first quarter. Whitney's effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments. Additional investment in projects that generate affordable housing tax credits helped lower the effective tax rate in the first quarter of 2004 compared to the year-earlier period.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included in the section entitled Asset/Liability Management in Management's Discussion and Analysis of Financial Condition and Results of Operations that appears in Item 2 of this Form 10-Q and is incorporated here by reference.

ITEM 4.   CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Such controls include those designed to ensure that material information is communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.
         The Company's management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this quarterly report are effective. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

                 The exhibits listed on the accompanying Exhibit Index, located on page 30, are filed (or furnished, as applicable) as part of this report. The Exhibit Index is incorporated herein by reference in response to this Item 6(a).

        (b) Reports on Form 8-K

                 On a Form 8-K dated January 21, 2004, the registrant reported under Item 12 the release of its financial results for the quarter ended December 31, 2003. The news release covering the financial results was attached as an exhibit under Item 7.

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

                                               Date:         May 10, 2004
                                                    ----------------------------

                                  EXHIBIT INDEX

Exhibit           Description
--------------    --------------------------------------------------------------

Exhibit 3.1       Copy of the Company's Composite Charter (filed as Exhibit
                  3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2 Copy of the Company's Bylaws (filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 2003 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10.1* Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph S. Exnicios.
Exhibit 10.2*     Whitney Holding Corporation 2004 Long-Term Incentive
                  Plan (filed as Exhibit B to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders dated March 19, 2004 (Commission file number 0-1026) and incorporated by reference).
Exhibit 31.1 Certification by the Company's Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification by the Company's Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

Exhibit 10.1
                           WHITNEY HOLDING CORPORATION
                                       and
                              WHITNEY NATIONAL BANK

                               EXECUTIVE AGREEMENT
                               -------------------

         THIS AGREEMENT (the "Agreement") is made by and between WHITNEY HOLDING CORPORATION, a corporation organized and existing under the laws of the State of Louisiana (the "Holding Corporation"), WHITNEY NATIONAL BANK, a financial institution organized and existing under the laws of the United States (the "Bank"), and Joseph S. Exnicios (the "Executive").
         WHEREAS, the Executive is presently employed by each of the Holding Corporation and the Bank as an Executive Vice President
         NOW, THEREFORE, effective April 5, 2004, the Holding Corporation, the Bank, and the Executive agree as follows:

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

         1.2 "Change in Control" means and shall be deemed to have occurred if:

         a. Any "person," including any "group," determined in accordance with Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner, directly or indirectly, of securities of the Holding Corporation representing 20% or more of the combined voting power of the Holding Corporation's then outstanding securities, without the approval, recommendation, or support of the Board of Directors of the Holding Corporation as constituted immediately prior to such acquisition;
         b. The Federal Deposit Insurance Corporation or any other regulatory agency negotiates and implements a plan for the merger transfer of assets and liabilities, reorganization, and/or liquidation of the Bank;
         c. Either of the Holding Corporation or the Bank is merged into another corporate entity or consolidated with one or more corporations, other than a wholly owned subsidiary of the Holding Corporation;
         d. A change in the members of the Board of Directors of the Holding Corporation which results in the exclusion of a majority of the "continuing board." For this purpose, the term "continuing board" means the members of the Board of Directors of the Holding Corporation, determined as of the date on which this Agreement is executed and subsequent members of such board who are elected by or on the recommendation of a majority of such "continuing board"; or
         e. The sale or other disposition of all or substantially all of the stock or the assets of the Bank by the Holding Corporation (or any successor corporation thereto),

         1.3 "Company" means the Holding Corporation and the Bank.

         1.4 "Covered Period" means the one-year period immediately preceding and the three-year period immediately following the occurrence of a Change in Control.

         1.5 "Employer" means the Holding Corporation or the Bank or both, as the case may be.

         1.6 "Severance Amount" means 300% of the Executive's "annual salary." For this purpose, "annual salary" means the average of all compensation paid to the Executive by the Company which is includible in the Executive's gross income for the highest 3 of the 5 calendar years immediately preceding the calendar year in which a Change in Control occurs, including the amount of any compensation which the Executive elected to defer under any plan or arrangement of the Company with respect to such years. If the Executive has been employed less than 5 years prior to the calendar year in which a Change in Control occurs, "annual salary" shall be determined by averaging the compensation (as defined in the preceding sentence) for the Executive's actual period of employment. Further, if the Executive has been employed less than 12 months prior to the occurrence of a Change in control, the actual compensation of the Executive shall be annualized for purposes of this Section 1.6. In the event of dispute between the Executive and the Company, the determination of the "annual salary" shall be made by an independent public accounting firm agreed upon by the Executive and the Company.

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

                                   SECTION II
                                   ----------
                       TERMINATION RIGHTS AND OBLIGATIONS
                       ----------------------------------

         2.1 Severance Awards. If the Executive's employment is Terminated during the Covered Period, then no later than 30 days after the later of (a) the date of such Termination, or (b) the occurrence of a Change in Control, the Company shall:

         a.       Pay to the Executive the Severance Amount;
         b. Transfer to the Executive the ownership of all club memberships, automobiles and other perquisites which were assigned to the Executive as of the day immediately preceding such Termination;
         c. In accordance with Section 2.2 hereof, provide for the benefit of the Executive, his spouse, and his dependents, if any, coverage under the plans, policies or programs (as the same may be amended from time to time) maintained by the Company for the purpose of providing medical benefits and life insurance to other Executive's of the Company with comparable duties; provided, however, that in no event shall the coverage provided under this paragraph be substantially less than the coverage provided to the Executive as of the date immediately preceding a Termination;
         d. Pay to the Executive an amount equal to the contributions by the Company to the Whitney National Bank of New Orleans Thrift Incentive Plan, or a successor arrangement, that would have been made for the lesser of (i) 3 years following the date of Termination, or (ii) the number of years until the Executive's normal retirement age under such plan;
         e. Pay to the Executive an amount equal to the present value of the additional benefits which would have accrued under the Whitney National Bank Retirement Plan and the Whitney Holding Corporation Retirement Restoration Plan, or any successors thereto, that would have been made for the lesser of (I) three years following the Date of Termination, or (ii) the number of years until the Executive's normal retirement age under such plans; and
         f. Pay to the Executive the amount to which the Executive would be entitled under the 1991 Executive Compensation Plan, or a successor thereto, for the calendar year in which a Change in Control occurs, determined as if all performance goals applicable to the Company and the Executive were achieved.

         g. Pay to the Executive an amount equal to the present value of any benefit accrued under either the Whitney National Bank Retirement Plan or the Whitney Holding Corporation Retirement Restoration Plan, or any successors thereto, that would have been payable under the terms of such plan, including any additional accrual provided under Section 2.1e hereto, but was forfeited on account of the application of the vesting provisions contained in such plan.

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

         3.4 Inurement. This Agreement shall be binding upon and inure to the benefit of the Holding Corporation, the Bank and the Executive and their respective heirs, executors, administrators, successors, and assigns.

         3.5 Payment of Expenses. In the event that it is necessary or desirable for the Executive to retain legal counsel and/or incur other cost and expenses in connection with the enforcement of the terms of the Agreement, the Company shall pay (or the Executive shall be entitled to reimbursement of) reasonable attorneys' fees, costs, and expenses actually incurred, without regard to the final outcome, unless there is no reasonable basis for the Executive's action.

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

         3.11 Invalidity. In the event that any one or more provisions of this Agreement shall, for any reason, be held invalid, illegal, or unenforceable in any manner, such invalidity, illegality or unenforceability shall not affect any other provision of such Agreement.

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

EXECUTIVE                                     WHITNEY HOLDING CORPORATION
                                              WHITNEY NATIONAL BANK
/s/ Joseph S. Exnicios
----------------------
    Joseph S. Exnicios
                                              By: /s/ William L. Marks
                                                 ---------------------
                                                      William L. Marks
Date:    April 6, 2004                        Title:   Chairman and CEO
         -------------

                                              Date:    April 5, 2004
                                                   --------------------

Exhibit 31.1
                                  CERTIFICATION

        I, William L. Marks, certify that:

        1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2004 of Whitney Holding Corporation;
        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
        5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         /s/ William L. Marks
         ------------------------
         William L. Marks
         Chief Executive Officer
         Date:    May 10, 2004
              -------------------

Exhibit 31.2

                                  CERTIFICATION

        I, Thomas L. Callicutt, Jr., certify that:

        1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2004 of Whitney Holding Corporation;
        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
        5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         /s/ Thomas L. Callicutt, Jr.
         ----------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer
         Date:    May 10, 2004
              -------------------

Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                ------------------------------------------------
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      --------------------------------------------------------------------

         Each of the undersigned officers of Whitney Holding Corporation (the "Company"), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that,

         (1) the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   May 10, 2004                           By: /s/ William L. Marks
      ------------------------------               -----------------------------
                                                   William L. Marks
                                                   Chairman of the Board and
                                                   Chief Executive Officer


Dated:   May 10, 2004                           By: /s/ Thomas L. Callicutt, Jr.
      ------------------------------               -----------------------------
                                                   Thomas L. Callicutt, Jr.
                                                   Executive Vice President and
                                                   Chief Financial Officer