Form 10-Q
period 2004-06-30
WHITNEY HOLDING CORP
filed 2004-08-09
CIK 106926

================================================================================
                                     STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2004       Commission file number 0-1026


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

                                 (504) 586-7272
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes   X    No
                                                     -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at July 31, 2004
            -----                             ----------------------------
 Common Stock, no par value                              40,842,480
================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I.  Financial Information

         Item 1: Financial Statements:
                 Consolidated Balance Sheets                                   1
                 Consolidated Statements of Income                             2
                 Consolidated Statements of Changes in Shareholders' Equity    3
                 Consolidated Statements of Cash Flows                         4
                 Notes to Consolidated Financial Statements                    5
                 Selected Financial Data                                      12

         Item 2: Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         13

         Item 3: Quantitative and Qualitative Disclosures about
                  Market Risk                                                 30

         Item 4: Controls and Procedures                                      30

--------------------------------------------------------------------------------

PART II. Other Information

         Item 1: Legal Proceedings                                            31

         Item 2: Changes in Securities, Use of Proceeds
                  and Issuer Purchases of Equity Securities                   31

         Item 3: Defaults upon Senior Securities                              31

         Item 4: Submission of Matters to a Vote of Security Holders          31

         Item 5: Other Information                                            32

         Item 6: Exhibits and Reports on Form 8-K                             32

--------------------------------------------------------------------------------

Signature                                                                     33

Exhibit Index                                                                 34

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
                                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30      December 31
   (dollars in thousands)                                                                        2004           2003
------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from financial institutions                                                   $  259,116     $  270,387
   Federal funds sold and short-term investments                                                   2,763         14,385
   Loans held for sale                                                                            15,708         15,309
   Investment securities
        Securities available for sale                                                          1,839,838      2,090,870
        Securities held to maturity, fair values of  $222,851 and $196,717, respectively         223,988        190,535
------------------------------------------------------------------------------------------------------------------------
           Total investment securities                                                         2,063,826      2,281,405
   Loans, net of unearned income                                                               5,139,549      4,882,610
        Allowance for loan losses                                                                (56,447)       (59,475)
------------------------------------------------------------------------------------------------------------------------
           Net loans                                                                           5,083,102      4,823,135
------------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                                   147,579        148,259
   Goodwill                                                                                       69,164         69,164
   Other intangible assets                                                                        22,963         23,475
   Accrued interest receivable                                                                    25,536         27,305
   Other assets                                                                                   99,369         82,158
------------------------------------------------------------------------------------------------------------------------
             Total assets                                                                     $7,789,126     $7,754,982
------------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                                        $1,952,420     $1,943,248
   Interest-bearing deposits                                                                   4,388,362      4,215,334
------------------------------------------------------------------------------------------------------------------------
           Total deposits                                                                      6,340,782      6,158,582
------------------------------------------------------------------------------------------------------------------------
   Short-term and other borrowings                                                               545,300        600,053
   Accrued interest payable                                                                        4,762          4,493
   Other liabilities                                                                              55,558        151,541
------------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                                 6,946,402      6,914,669
------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
      Authorized - 100,000,000 shares
      Issued - 40,829,274 and 40,448,929 shares, respectively                                      2,800          2,800
   Capital surplus                                                                               200,413        183,624
   Retained earnings                                                                             677,398        656,195
   Accumulated other comprehensive income                                                        (20,606)         8,438
   Treasury stock at cost - 10,592 and 937 shares, respectively                                     (465)           (30)
   Unearned restricted stock compensation                                                        (16,816)       (10,714)
------------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                          842,724        840,313
------------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                                       $7,789,126     $7,754,982
------------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended            Six Months Ended
                                                                            June 30                      June 30
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                       2004            2003            2004          2003
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                      $63,564         $63,610        $126,575       $127,379
  Interest and dividends on investments
    Mortgage-backed securities                                     15,087          12,417          31,000         26,105
    U.S. agency securities                                          2,822           3,722           6,155          7,874
    U.S. Treasury securities                                        1,364           1,872           2,913          3,485
    Obligations of states and political subdivisions                2,497           2,046           4,909          4,157
    Other securities                                                  285             486             577          1,029
  Interest on federal funds sold and short-term investments            46             232              76            393
-------------------------------------------------------------------------------------------------------------------------
    Total interest income                                          85,665          84,385         172,205        170,422
-------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                              8,060          11,151          16,030         23,694
  Interest on short-term and other borrowings                       1,246             712           2,626          1,412
-------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                          9,306          11,863          18,656         25,106
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                76,359          72,522         153,549        145,316
PROVISION FOR LOAN LOSSES                                           2,000               -               -            500
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                  74,359          72,522         153,549        144,816
-------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                               9,452           9,330          18,768         18,627
  Secondary mortgage market operations                              1,363           2,987           2,649          5,724
  Bank card fees                                                    2,668           2,443           5,004          4,649
  Trust service fees                                                2,303           2,058           4,492          4,107
  Other noninterest income                                          5,605           6,308          11,385         11,514
  Securities transactions                                               -               -               -              -
-------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                       21,391          23,126          42,298         44,621
-------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                            29,860          28,298          58,412         56,130
  Employee benefits                                                 7,680           7,489          15,193         14,147
-------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                        37,540          35,787          73,605         70,277
  Net occupancy expense                                             4,964           4,902           9,748          9,498
  Equipment and data processing expense                             4,240           4,318           8,618          8,523
  Telecommunication and postage                                     2,277           2,066           4,506          4,145
  Corporate value and franchise taxes                               1,982           1,653           3,845          3,526
  Legal and professional fees                                       1,245           1,486           2,256          3,041
  Amortization of intangibles                                       1,289           1,291           2,578          2,752
  Other noninterest expense                                        10,735           9,142          21,142         18,177
-------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                      64,272          60,645         126,298        119,939
-------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         31,478          35,003          69,549         69,498
INCOME TAX EXPENSE                                                  9,575          11,253          21,488         22,278
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $21,903         $23,750         $48,061        $47,220
-------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                              $.54            $.60           $1.19          $1.19
  Diluted                                                             .53             .59            1.17           1.17
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                        40,304,997      39,867,549      40,248,221     39,826,668
  Diluted                                                      40,978,580      40,360,070      40,919,927     40,288,610
CASH DIVIDENDS PER SHARE                                             $.33            $.30            $.66           $.60
-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                    WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                    (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated               Unearned
                                                                                 Other                 Restricted
(dollars in thousands,                     Common     Capital    Retained    Comprehensive  Treasury     Stock
  except per share data)                    Stock     Surplus    Earnings        Income       Stock   Compensation   Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002               $2,800    $167,235    $607,235       $30,104       $ -       $(6,891)   $800,483
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                    -           -      47,220             -         -             -      47,220
  Other comprehensive income:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                     -           -           -        (3,113)        -             -      (3,113)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                      -           -      47,220        (3,113)        -             -      44,107
----------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.60 per share                  -           -     (24,132)            -         -             -     (24,132)
Stock issued to dividend reinvestment plan      -         854           -             -         -             -         854
Long-term incentive plan stock activity:
  Restricted grants and related activity        -       5,489           -             -    (1,084)       (2,985)      1,420
  Options exercised                             -       2,283           -             -       197             -       2,480
Directors' compensation plan
  stock activity                                -         231           -             -       167             -         398
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                   $2,800    $176,092    $630,323       $26,991     $(720)      $(9,876)   $825,610
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003               $2,800    $183,624    $656,195        $8,438      $(30)     $(10,714)   $840,313
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                    -           -      48,061             -         -             -      48,061
  Other comprehensive income:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                     -           -           -       (29,044)        -             -     (29,044)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                      -           -      48,061       (29,044)        -             -      19,017
----------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.66 per share                  -           -     (26,858)            -         -             -     (26,858)
Stock issued to dividend reinvestment plan      -         993           -             -        30             -       1,023
Long-term incentive plan stock activity:
  Restricted grants and related activity        -       9,711           -             -      (643)       (6,102)      2,966
  Options exercised                             -       5,244           -             -         -             -       5,244
Directors' compensation plan
  stock activity                                -         841           -             -       178             -       1,019
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                   $2,800    $200,413    $677,398      $(20,606)    $(465)     $(16,816)   $842,724
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended
                                                                                                       June 30
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                             2004         2003
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                      $48,061       $47,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization of bank premises and equipment                                    6,612         6,607
  Amortization of purchased intangibles                                                           2,578         2,752
  Restricted stock compensation earned                                                            4,585         2,836
  Premium amortization (discount accretion), net                                                  1,368         4,963
  Provision for losses on loans and foreclosed assets                                                48           527
  Net gains on sales of foreclosed assets and surplus property                                     (781)         (778)
  Deferred tax expense (benefit)                                                                    754        (1,108)
  Net increase in loans originated and held for sale                                               (399)      (27,549)
  Net increase in trading account securities                                                       (272)      (60,447)
  Increase (decrease) in accrued income taxes                                                     1,113        (1,579)
  Decrease in accrued interest receivable and prepaid expenses                                    1,878           200
  Increase in accrued interest payable and other accrued expenses                                   647         2,570
----------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                                          66,192       (23,786)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                              7,980         8,741
  Purchases of investment securities held to maturity                                           (41,797)       (7,965)
  Proceeds from maturities of investment securities available for sale                          295,683       427,325
  Purchases of investment securities available for sale                                        (190,684)     (471,409)
  Net increase in loans                                                                        (261,893)     (146,838)
  Net (increase) decrease in federal funds sold and short-term investments                       11,622        (6,843)
  Proceeds from sales of foreclosed assets and surplus property                                   3,307         2,617
  Purchases of bank premises and equipment                                                       (6,277)       (3,960)
  Net cash received in branch acquisition                                                        23,044             -
  Other, net                                                                                      1,558        (2,494)
----------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                      (157,457)     (200,826)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction account and savings account deposits                    (4,786)      179,907
  Net increase (decrease) in time deposits                                                      161,867        (2,350)
  Net decrease in short-term and other borrowings                                               (54,753)       (8,237)
  Proceeds from issuance of common stock                                                          6,292         3,329
  Purchases of common stock                                                                      (1,890)       (1,528)
  Cash dividends                                                                                (26,736)      (36,141)
----------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                    79,994       134,980
----------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                       (11,271)      (89,632)
    Cash and cash equivalents at beginning of period                                            270,387       326,124
----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                                 $259,116      $236,492
----------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
  Interest income                                                                              $173,974      $171,479

Cash paid during the period for:
  Interest expense                                                                              $18,387       $25,885
  Income taxes                                                                                   18,900        24,100

Noncash investing activities:
  Foreclosed assets received in settlement of loans                                              $1,342        $2,090
----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                        4

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries (the "Company" or "Whitney"). All significant intercompany balances and transactions have been eliminated. Certain financial information for prior periods has been reclassified to conform to the current presentation.
         In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders' equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.
         Pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2003 annual report on Form 10-K. Financial information reported in these financial statements is not necessarily indicative of the financial condition, results of operations or cash flows of any other interim or annual periods.

NOTE 2 - MERGERS AND ACQUISITIONS
         In March 2004, Whitney entered into a definitive agreement to acquire Madison BancShares, Inc. ("Madison") and its subsidiary, Madison Bank. Madison Bank operates four banking locations in the Tampa Bay, Florida metropolitan area, with approximately $225 million in total assets and $186 million in deposits. Madison shareholders will receive $29.89 per share in cash and/or Whitney stock for a total transaction value of approximately $66 million. Whitney stock is limited to 65% of the total consideration paid and will total approximately 1,020,000 shares. Subject to certain conditions and the approval by Madison shareholders, this transaction is scheduled to close in the third quarter of 2004.
         In June 2004, Whitney National Bank (the "Bank") assumed approximately $24 million in deposits and acquired certain assets from the First National Bank Northwest Florida. The deposits and assets were associated with two First National locations in Fort Walton Beach, Florida. Whitney recognized an intangible asset for the value of the deposit relationships acquired of $2.1 million that will be amortized over an estimated life of 8 years. No loans or other noncash financial assets were exchanged in this transaction.

NOTE 3 - OTHER ASSETS AND OTHER LIABILITIES
         The more significant components of other assets and other liabilities at June 30, 2004 and December 31, 2003 were as follows:

Other assets
----------------------------------------------------------------------------------------------------------
                                                                             June 30         December 31
(dollars in thousands)                                                         2004             2003
----------------------------------------------------------------------------------------------------------
Net deferred income tax asset                                                $37,555          $21,190
Low-income housing tax credit fund investments                                19,022           16,199
Cash surrender value of life insurance                                         8,818            8,665
Prepaid pension asset                                                          4,527            7,230
Prepaid expenses                                                               7,961            4,288
Foreclosed assets and surplus property                                         2,450            3,490
Miscellaneous investments, receivables and other assets                       19,036           21,096
----------------------------------------------------------------------------------------------------------
   Total other assets                                                        $99,369          $82,158
----------------------------------------------------------------------------------------------------------

Other liabilities
----------------------------------------------------------------------------------------------------------
                                                                             June 30        December 31
(dollars in thousands)                                                         2004            2003
----------------------------------------------------------------------------------------------------------
Trade date securities payable                                                $   580         $100,925
Accrued taxes and expenses                                                    13,682           12,319
Dividends payable                                                             13,466           13,344
Obligation for postretirement benefits other than pensions                    10,061            9,379
Miscellaneous payables, deferred income and other liabilities                 17,769           15,574
----------------------------------------------------------------------------------------------------------
   Total other liabilities                                                   $55,558         $151,541
----------------------------------------------------------------------------------------------------------

NOTE 4 - EMPLOYEE BENEFIT PLANS

Retirement Plans
         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees. The Company contributed $8 million to the plan in 2003. Based on currently available information, the Company does not anticipate making a contribution during 2004. The components of net pension expense were as follows:

---------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended              Six Months Ended
                                                              June 30                      June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   2004          2003           2004           2003
---------------------------------------------------------------------------------------------------------------
Service cost for benefits during the period            $1,698        $1,637         $3,256         $2,656
Interest cost on benefit obligation                     1,662         1,520          3,278          3,015
Expected return on plan assets                         (2,013)       (1,655)        (4,013)        (3,310)
Amortization of:
   Unrecognized net actuarial losses                      126           143            216            204
   Unrecognized net implementation asset                    -          (124)             -           (142)
   Unrecognized prior service cost                        (27)          (27)           (54)           (54)
---------------------------------------------------------------------------------------------------------------
Net pension expense                                    $1,446        $1,494         $2,683         $2,369
---------------------------------------------------------------------------------------------------------------

         Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. The net pension expense for nonqualified plan benefits was approximately $.2 million for the second quarter and $.4 million year-to-date in both 2004 and 2003.

Health and Welfare Plans
         Whitney maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
         Whitney recognized a net periodic expense for postretirement benefits of approximately $.5 million in the second quarter of 2004 and $.7 million in the second quarter of 2003. Year-to-date expense through June 30 was $1.1 million in 2004 and $.9 million in 2003. None of the individual components of the net periodic expense was individually significant for any period.
         As discussed in Note 9, Whitney elected to defer recognizing the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Drug Act") in its accounting for postretirement health benefits, pending authoritative guidance on the accounting for the federal subsidy introduced by the act. This guidance has been issued and will be implemented effective with the quarter ending September 30, 2004. The impact will likely be immaterial.

NOTE 5 - STOCK-BASED INCENTIVE COMPENSATION
         Whitney maintains incentive compensation plans that incorporate stock-based compensation. The plans for both key employees and directors have been approved by the Company's shareholders, including the new long-term incentive plan for key employees that was approved at the Company's annual meeting in April 2004. The new employee plan provides for substantially the same types of stock-based compensation awards as earlier plans and authorizes the issuance of up to 2,600,000 Whitney common shares, plus any unused authorization from the most recent prior plan, to satisfy awards.
         During June 2004, annual stock-based compensation awards were made under each of these plans as follows:

-----------------------------------------------------------------------------------------------------------
                                                        Stock Grant                  Stock Option Award
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)        Shares   Market Value         Shares   Exercise Price
-----------------------------------------------------------------------------------------------------------
Long-term incentive plan for key employees           163,750    $7,089             442,825       $43.29
Directors' compensation plan                           7,200      $322              48,000       $44.75
-----------------------------------------------------------------------------------------------------------

         Employees forfeit their stock grants if they terminate employment within three years of the award date and during this period they cannot transfer or otherwise dispose of the shares received. In addition, the employee grants can be adjusted based on Whitney's financial performance over the restriction period in relation to that of a designated peer group. Depending on the performance adjustment, the actual number of shares that vest can range from 0% to 200% of the initial grants. The directors' shares are awarded without any significant restrictions and are not subject to adjustment.
         Compensation expense for stock grants, initially measured as the market value of the shares awarded on the grant date, is recognized ratably over the restriction period, if any.

The expense for employee grants is re-measured periodically to reflect changes in the expected performance adjustment and in the market value of the Company's stock, and any difference from the previous measurement is recognized prospectively.
         The stock options are fixed awards. The exercise price for options is set at the market price for Whitney's stock on the grant date. All options are fully exercisable after six months from the grant date and expire after ten years. Unexercised options can expire earlier if a recipient terminates service with the Company.
         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion ("APB") No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. Under this Opinion, Whitney recognizes no compensation expense with respect to fixed awards of stock options. The Company grants options with an exercise price equal to the stock's market price. As such, the options had no intrinsic value on the award date, which is also the measurement date for compensation expense under APB No. 25. The compensation expense recognized under APB No. 25 for the Company's performance-based restricted stock grants reflects their fair value, but the timing of when fair value is determined and the method of allocating expense over time differ in certain respects from what is required under SFAS No. 123, as amended.
         The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and recognize stock-based compensation expense for all awards.

---------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended June 30      Six Months Ended June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)          2004           2003           2004            2003
---------------------------------------------------------------------------------------------------------------
Net income                                           $21,903        $23,750        $48,061         $47,220
Stock-based compensation expense included
  in net income, net of related tax effects            1,512            797          2,981           1,843
Stock-based compensation expense determined
  under SFAS No. 123, net of related tax effects      (5,133)        (3,373)        (6,241)         (4,385)
---------------------------------------------------------------------------------------------------------------
Pro forma net income                                 $18,282        $21,174        $44,801         $44,678
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                $.54           $.60          $1.19           $1.19
     Basic - pro forma                                   .45            .53           1.11            1.12
     Diluted - as reported                               .53            .59           1.17            1.17
     Diluted - pro forma                                 .45            .52           1.09            1.11
---------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options awarded         $9.96          $6.55          $9.96           $6.55
---------------------------------------------------------------------------------------------------------------

         The fair values of the stock options were estimated as of the grant dates using the Black-Scholes option-pricing model. The estimated option value totaled $4.9 million for the 2004 awards and $3.0 million for the 2003 awards. If expensed, the after-tax impact would have been to reduce net income by $4.2 million in 2004 and $2.6 million in 2003. The full impact is reflected in both the quarterly and year-to-date pro forma information in the table above. The Company made the following significant assumptions in applying the option-pricing model: (a) a weighted-average expected annualized volatility for Whitney's common stock of 24.97% in 2004 and 25.55% in 2003; (b) a weighted-average option life of 6.86 years in 2004 and
7.00 years in 2003; (c) an expected annual dividend yield of 3.23% in 2004 and 3.56% in 2003; and (d) a weighted-average risk-free interest rate of 4.44% in 2004 and 3.01% in 2003.

NOTE 6 - CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney's financial condition, results of operations or cash flows.

NOTE 7 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized on the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.
         Commitments under loan facilities, including credit card and related lines, obligate the Bank to make loans to customers as long as there is no violation of the conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' commercial or public financing arrangements and to help customers demonstrate the financial capacity required to obtain essential goods and services. The majority of standby letters of credit at June 30, 2004 have a term of one year or less.
         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. Because loan commitments and letters of credit may, and many times do, expire without being drawn upon, however, the contractual amounts should not be understood to represent expected future funding requirements. The Bank follows its standard credit policies in making loan commitments and financial guarantees and requires collateral support if warranted. The collateral required could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.
         A summary of off-balance-sheet financial instruments follows:

--------------------------------------------------------------------------------
                                                    June 30        December 31
(dollars in thousands)                                2004            2003
--------------------------------------------------------------------------------
Commitments to extend credit - revolving          $1,479,370       $1,410,555
Commitments to extend credit - nonrevolving          386,241          355,076
Credit card and related lines                        417,179          388,902
Standby and other letters of credit                  331,300          292,558
--------------------------------------------------------------------------------

         During the latter half of 2003 the Bank began using interest rate swaps to bring the market risk associated with the longer-duration fixed-rate loans desired by certain customers in line with Whitney's asset/liability management objectives. At June 30, 2004, only one swap with a remaining notional amount of approximately $22 million had been executed, essentially converting the related fixed-rate commercial loan into a floating-rate loan. The swap was structured to be a highly effective hedge against changes in the loan's fair value that result from changes in the benchmark interest rate and qualifies as a fair value hedge. There was no ineffectiveness recognized in earnings during the first six months of 2004.

NOTE 8 - EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share were as follows:

---------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended June 30      Six Months Ended June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)             2004            2003           2004            2003
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                         $21,903         $23,750        $48,061         $47,220
     Effect of dilutive securities                          -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $21,903         $23,750        $48,061         $47,220
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted-average shares outstanding             40,304,997      39,867,549     40,248,221      39,826,668
     Effect of potentially dilutive securities
       and contingently issuable shares                 673,583         492,521        671,706         461,942
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      40,978,580      40,360,070     40,919,927      40,288,610
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.54            $.60          $1.19           $1.19
     Diluted                                                .53             .59           1.17            1.17
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                                   -          870,802             -          728,355
---------------------------------------------------------------------------------------------------------------

NOTE 9 - ACCOUNTING PRONOUNCEMENTS
         In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised version of SFAS No. 132. This revised statement added to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003. The revised statement also introduced a requirement for certain interim disclosures that are included in Note 4. Both the original and the revised statements address disclosure only and do not address accounting measurement or recognition for benefit obligations.
         Also related to postretirement benefits, the FASB issued staff positions in January and May of 2004 in response to certain accounting issues raised by the enactment of the Medicare Drug Act. The most significant issue concerned how and when to account for the federal subsidy to plan sponsors that is provided for in the act. As allowed for in the initial staff position, Whitney elected to defer recognizing the impact of this new legislation in its accounting for postretirement health benefits until authoritative guidance on the accounting for the federal subsidy was issued. The staff position issued in May provided the authoritative guidance that is effective for the Company's third quarter of 2004. The impact of applying this guidance will likely be immaterial.
         The SEC issued Staff Accounting Bulletin ("SAB") 105 in early March 2004 to communicate its view that the fair value recognized for a loan commitment accounted for as a derivative instrument should not incorporate expected cash flows related to servicing. The provisions of SAB 105 must be applied to loan commitments entered into after March 31, 2004.

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

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                            SELECTED FINANCIAL DATA
                                                  (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six Months Ended
                                                       Second         First         Second                 June 30
                                                       Quarter       Quarter        Quarter      -------------------------
(dollars in thousands, except per share data)            2004          2004           2003           2004          2003
--------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
  Total assets                                       $7,789,126    $7,855,897     $7,284,531     $7,789,126    $7,284,531
  Earning assets                                      7,221,846     7,333,849      6,714,784      7,221,846     6,714,784
  Loans                                               5,139,549     4,984,165      4,628,728      5,139,549     4,628,728
  Investment securities                               2,063,826     2,232,674      2,009,226      2,063,826     2,009,226
  Deposits                                            6,340,782     6,298,390      5,960,436      6,340,782     5,960,436
  Shareholders' equity                                  842,724       871,791        825,610        842,724       825,610
--------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                       $7,782,108    $7,722,135     $7,191,244     $7,752,122    $7,133,044
  Earning assets                                      7,253,932     7,175,034      6,686,717      7,214,481     6,618,877
  Loans                                               5,069,304     4,906,710      4,564,160      4,988,007     4,513,287
  Investment securities                               2,149,211     2,245,626      1,997,090      2,197,417     1,986,387
  Deposits                                            6,248,685     6,119,857      5,898,219      6,184,271     5,830,662
  Shareholders' equity                                  862,016       855,476        824,584        858,746       818,002
--------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                       $85,665       $86,540        $84,385       $172,205      $170,422
  Interest expense                                        9,306         9,350         11,863         18,656        25,106
  Net interest income                                    76,359        77,190         72,522        153,549       145,316
  Net interest income (TE)                               77,869        78,671         73,857        156,540       148,073
  Provision for loan losses                               2,000        (2,000)             -              -           500
  Noninterest income                                     21,391        20,907         23,126         42,298        44,621
    Net securities gains (losses) in noninterest income       -             -              -              -             -
  Noninterest expense                                    64,272        62,026         60,645        126,298       119,939
  Net income                                             21,903        26,158         23,750         48,061        47,220
--------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                 1.13%         1.36%          1.32%          1.25%         1.33%
  Return on average shareholders' equity                  10.22         12.30          11.55          11.25         11.64
  Net interest margin                                      4.31          4.40           4.43           4.36          4.50
  Average loans to average deposits                       81.13         80.18          77.38          80.66         77.41
  Efficiency ratio                                        64.75         62.29          62.53          63.52         62.24
  Allowance for loan losses to loans                       1.10          1.16           1.43           1.10          1.43
  Nonperforming assets to loans plus foreclosed assets
    and surplus property                                    .68           .56            .87            .68           .87
  Net annualized charge-offs (recoveries) to average loans  .25          (.01)          (.03)           .12           .02
  Average shareholders' equity to average assets          11.08         11.08          11.47          11.08         11.47
  Shareholders' equity to total assets                    10.82         11.10          11.33          10.82         11.33
  Leverage ratio                                          10.03          9.96           9.91          10.03          9.91
--------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
    Basic                                                  $.54          $.65           $.60          $1.19         $1.19
    Diluted                                                 .53           .64            .59           1.17          1.17
  Dividends
    Cash dividends per share                               $.33          $.33           $.30           $.66          $.60
    Dividend payout ratio                                 61.48%        51.20%         50.93%         55.88%        51.11%
  Book Value Per Share                                   $20.65        $21.48         $20.48         $20.65        $20.48
  Trading Data
    High price                                           $44.79        $44.00         $34.46         $44.79        $34.55
    Low price                                             39.52         39.72          31.44          39.52         30.75
    End-of-period closing price                           44.67         41.74          32.00          44.67         32.00
    Trading volume                                    3,328,548     3,488,599      8,201,397      6,817,147    14,546,277
  Average Shares Outstanding
    Basic                                            40,304,997    40,191,444     39,867,549     40,248,221    39,826,668
    Diluted                                          40,978,580    40,861,274     40,360,070     40,919,927    40,288,610
--------------------------------------------------------------------------------------------------------------------------
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the "Company" or "Whitney") from December 31, 2003 to June 30, 2004 and on their results of operations during the second quarters of 2004 and 2003 and during the six-month periods through June 30 in each year. Nearly all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the "Bank"). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company's 2003 annual report on Form 10-K.
         Certain financial information for prior periods has been reclassified to conform to the current presentation.

FORWARD-LOOKING STATEMENTS
         This discussion contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but may not be limited to, those regarding (a) changes in the duration of the investment portfolio with changes in market rates, (b) the future level of funds available in the customer deposit base, (c) the results of net interest income simulations run by the Company to measure interest rate sensitivity, (d) the performance of Whitney's net interest income and net interest margin assuming certain future conditions, (e) possible future levels of income from secondary mortgage market operations, and (f) expected increases in certain categories of noninterest expense.
         Forward-looking statements, which Whitney makes in good faith, are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement. Some of the more important assumptions include:
         o expectations about overall economic strength and the performance of the economies in Whitney's market area,
         o expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,
         o reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers, and
         o expectations regarding the nature and level of competition, changes in customer behavior and preferences, and Whitney's ability to execute its plans to respond effectively.
         Because it is uncertain whether future conditions and events will confirm these assumptions, there is a risk that Whitney's future results will differ materially from what is stated in or implied by such forward-looking statements. Whitney cautions the reader to consider this risk.
         Whitney undertakes no obligation to update or revise any forward-looking statement included in this discussion, whether as a result of new information, future events or developments, or for any other reason.

OVERVIEW
         Whitney earned $21.9 million for the quarter ended June 30, 2004, an 8% decrease compared to net income of $23.8 million reported for the second quarter of 2003. Per share earnings were $.54 per basic share and $.53 per diluted share in 2004's second quarter, down 10% from $.60 and $.59, respectively, in the year-earlier period. Year-to-date earnings of $48.1 million in 2004 were up 2% from the comparable period in 2003. Per share earnings were unchanged at $1.19 per basic share and $1.17 per diluted share for the six months ended June 30, 2004 and 2003.
         Selected second quarter highlights follow:
         o Earning assets in the second quarter of 2004 were on average 8% higher than in 2003's second quarter. Average loans have grown steadily throughout 2003 and the first half of 2004 and were up 11% in the current year's second quarter compared to the year-earlier quarter. Average investment securities increased 8% from the second quarter of 2003 to 2004's second quarter, reflecting the temporary strategy management executed in late 2003 to invest in advance of paydowns on the securities portfolio expected in 2004. Both deposit growth and additional short-term borrowings helped fund the growth in earning assets, but the overall mix of funding sources has remained relatively stable.
         o Whitney's net interest income (TE) for the second quarter of 2004 increased $4.0 million, or 5%, compared to the second quarter of 2003, driven by the growth in average earning assets. The net interest margin (TE) was 4.31% for the second quarter of 2004, which reflects moderate compression relative to the year-earlier period that partly offset the favorable impact of earning asset growth.
         o Whitney provided $2 million for loan losses during the second quarter of 2004. There had been a $2 million negative provision in 2004's first quarter and no provision in the second quarter of 2003. Net-charge offs totaled $3.2 million in the second quarter of 2004, compared to small net recoveries in both the first quarter of 2004 and the second quarter of 2003. Whitney's credit quality had both favorable and unfavorable movement during the most recent quarter. An unexpected development with one credit was the main factor behind a $7 million increase in nonperforming loans from the end of 2004's first quarter, but the total of all loans criticized through the internal credit risk classification process at June 30, 2004 was down $14 million from March 31, 2004.
         o Noninterest income decreased 8%, or $1.7 million, from the second quarter of 2003. Although most major sources of noninterest income posted stable to higher results compared to the second quarter of 2003, fee income from Whitney's secondary mortgage market operations was down by $1.6 million as higher mortgage rates dampened home loan production.
         o Noninterest expense increased 6%, or $3.6 million, from 2003's second quarter. Personnel expense was up 5%, or $1.8 million, in total. Employee compensation rose 6%, with approximately half from an increase in stock-based compensation under the management incentive plan. Employee benefits were 3% higher.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES
Loan Portfolio Developments
         Total loans increased $257 million, or 5%, from year-end 2003 to the end of 2004's second quarter, and were up 11%, or $511 million, from the end of 2003's second quarter. The commercial loan portfolio has shown steady growth throughout 2003 and the first half of 2004, with strong support from new customer development. Table 1, which is based on regulatory reporting codes for banks, shows loan balances at June 30, 2004 and at the end of the four prior quarters.

TABLE 1.  LOANS
-----------------------------------------------------------------------------------------------------------------
                                              2004                                     2003
--------------------------------------------------------------    -----------------------------------------------
(dollars in thousands)               June 30        March 31          December 31    September 30       June 30
-----------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural                   $2,276,942      $2,203,213         $2,213,207      $2,041,629      $2,022,159
Real estate -
    commercial and other            1,882,044       1,821,445          1,726,212       1,705,289       1,667,838
Real estate -
     residential mortgage             658,187         628,331            619,869         610,795         615,742
Individuals                           322,376         331,176            323,322         311,823         322,989
-----------------------------------------------------------------------------------------------------------------
    Total loans                    $5,139,549      $4,984,165         $4,882,610      $4,669,536      $4,628,728
-----------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, increased 3%, or $64 million, between year-end 2003 and June 30, 2004. This portfolio sector grew 13%, or $255 million, from the end of 2003's second quarter. Overall the portfolio has remained diversified, with customers in a wide range of industries, including oil and gas exploration and production, marine transportation, wholesale and retail trade in and manufacture of various durable and nondurable products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2003.
         Loans outstanding to oil and gas industry customers totaled $522 million, or approximately 10% of total loans at the end of 2004's second quarter, the same percentage as at year-end 2003. The total at June 30, 2004 was up $101 million from the end of the year-earlier quarter, with more than half of this growth in the exploration and production sector of this industry. The largest portion of the portfolio outstanding to this industry continues to be with businesses that provide transportation and other services and products to support exploration and production activities.
         Outstanding balances under participations in larger shared-credit loan commitments totaled $341 million at the end of 2004's second quarter, including approximately $155 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.
         The commercial real estate portfolio, which includes construction loans and loans secured by properties used in commercial or industrial operations, grew 9%, or $156 million, from December 31, 2003, and has increased 13%, or $214 million, since the end of the second quarter of 2003. Whitney has been able to develop new business in this highly competitive market, including increased activity at its Houston operations, and the Company continues to finance new projects for its well-established customer base.
         The residential mortgage loan portfolio has shown moderate growth beginning with the fourth quarter of 2003. Whitney has increased the promotion of tailored mortgage products that are held in the portfolio, although it continues to sell most conventional residential mortgage loan production in the secondary market.

Credit Risk Management and Allowance for Loan Losses
         Whitney manages credit risk mainly through adherence to consistent underwriting and loan administration standards established by its Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company. Lending officers are responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines. An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting process.
         Management's evaluation of credit risk in the portfolio is ultimately reflected in the estimate of probable losses inherent in the loan portfolio that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to expense. The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.
         The recorded allowance encompasses three elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company.

TABLE 2.  NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------------------
                                                           2004                             2003
--------------------------------------------------------------------------- --------------------------------------
                                                     June         March         December   September       June
(dollars in thousands)                                30            31             31          30           30
--------------------------------------------------------------------------- --------------------------------------
Loans accounted for on a nonaccrual basis          $32,560       $25,095        $26,776     $30,533      $35,622
Restructured loans                                      74            98            114         215          224
------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        32,634        25,193         26,890      30,748       35,846
Foreclosed assets and surplus property               2,450         2,812          3,490       3,255        4,556
--------------------------------------------------------------------------- --------------------------------------
   Total nonperforming assets                      $35,084       $28,005        $30,380     $34,003      $40,402
--------------------------------------------------------------------------- --------------------------------------
Loans 90 days past due still accruing               $2,986        $3,653         $3,385      $2,725       $3,445
--------------------------------------------------------------------------- --------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property       .68%          .56%           .62%        .73%         .87%
   Allowance for loan losses to
     nonperforming loans                            172.97        228.65         221.18      199.69       184.80
   Loans 90 days past due still accruing to
     loans                                             .06           .07            .07         .06          .07
------------------------------------------------------------------------------------------------------------------

         Criticized loans are credits with above-average weaknesses as identified through the internal risk-rating process. The total of criticized loans at June 30, 2004 was down $14 million from March 31, 2004 and had declined $25 million from year-end 2003. There was both favorable and unfavorable movement during the second quarter of 2004 in the various rating categories that make up criticized loans. Loans rated as having doubtful prospects for full repayment increased $9 million for the second quarter of 2004, to a total of $23 million. An unexpected development with one commercial credit contributed to this increase and was the main factor behind the $7 million increase in nonperforming loans from the end of 2004's first quarter, as shown in Table 2. There was favorable movement, however, in loans less severely criticized, the total of which was down $23 million for the quarter. Loans rated as having well-defined weaknesses that would likely result in some loss if not corrected decreased $16 million during the second quarter of 2004, to a total of $79 million at quarter end. Loans warranting special attention totaled $60 million at the end of the current quarter, down $7 million from March 31, 2004.
         The net impact of these changes in criticized loans during the second quarter of 2004 on the determination of the allowance for loan losses was minimal, although the allowance for criticized loans considered impaired under SFAS No. 114 increased $4.5 million for the period. The overall allowance determined at June 30, 2004 declined $1.1 million from the level at March 31, 2004, including a small but favorable impact from management's regular quarterly reassessment of loss experience factors.

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended            Six Months Ended
                                                               June 30                      June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                    2004           2003        2004            2003
---------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                      $57,603        $65,878     $59,475         $66,115
Provision for loan losses charged to operations           2,000            -           -               500
Loans charged to the allowance:
     Commercial, financial and agricultural              (3,136)        (3,677)     (3,661)         (4,818)
     Real estate - commercial and other                     (86)          (298)       (176)           (298)
     Real estate - residential mortgage                    (188)          (186)       (248)           (323)
     Individuals                                           (687)          (689)     (1,408)         (1,417)
---------------------------------------------------------------------------------------------------------------
         Total charge-offs                               (4,097)        (4,850)     (5,493)         (6,856)
---------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural                 380            787       1,462           1,134
     Real estate - commercial and other                      29          2,358          65           2,639
     Real estate - residential mortgage                      35          1,667         103           1,747
     Individuals                                            497            403         835             964
---------------------------------------------------------------------------------------------------------------
         Total recoveries                                   941          5,215       2,465           6,484
---------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                             (3,156)           365      (3,028)           (372)
---------------------------------------------------------------------------------------------------------------
Balance at the end of period                            $56,447        $66,243     $56,447         $66,243
---------------------------------------------------------------------------------------------------------------
Ratios:
     Net annualized charge-offs (recoveries)
          to average loans                                  .25%          (.03)%       .12%            .02%
     Gross annualized charge-offs to average loans          .32            .43         .22             .30
     Recoveries to gross charge-offs                      22.97         107.53       44.88           94.57
     Allowance for loan losses to loans at period end      1.10           1.43        1.10            1.43
---------------------------------------------------------------------------------------------------------------

         Table 3 compares second quarter and year-to-date activity in the allowance for loan losses for 2004 with the comparable periods of 2003. Net charge-offs totaled $3.2 million in the second quarter of 2004, compared to a small net recovery of charge-offs in the second quarter of 2003. There have been no significant trends related to industries or markets underlying the Company's charge-off and recovery activity or the changes in its nonperforming assets.

INVESTMENT SECURITIES
         The portfolio of investment securities was maintained at a fairly stable level during most of 2003 as funds from deposit growth and reductions in liquidity investments and other earning assets were available to support steady loan growth. Toward the end of 2003, management executed a strategy, in response to market conditions, to invest in advance of the paydowns and prepayments on securities expected in 2004, and the portfolio increased $309 million during the fourth quarter of 2003. This strategy has been unwinding as planned during the first half of 2004, and the portfolio total of $2.06 billion at June 30, 2004 was down 10%, or $218 million, compared to December 31, 2003, with proceeds supporting loan growth. The average investment securities portfolio in the second quarter of 2004 was up 8%, or $152 million, from the year-earlier period. The composition of the average portfolio and effective yields are shown in Table
7. Whitney has increased the proportion of both mortgage-backed securities and state and municipal obligations in the portfolio, and the duration of the portfolio increased to 3.5 years at June 30, 2004 from 3.2 years at year-end 2003 and 2.0 years at June 30, 2003. The duration of the portfolio at June 30, 2004 would extend to 3.9 years assuming an immediate 300 basis point increase in market rates, according to the Company's asset/liability management model. Duration provides a measure of the sensitivity of the portfolio's fair value to changes in interest rates.
         Securities available for sale constituted 89% of the total investment portfolio at June 30, 2004. There was a net unrealized loss on this portfolio segment of approximately $32 million at quarter end that was largely concentrated in mortgage-backed securities. The overall unrealized loss represented 1.7% of amortized cost. At year-end 2003, there was a net unrealized gain of $13 million, or less than 1% of amortized cost, again largely concentrated in mortgage-backed securities. The net unrealized gain or loss will vary based on overall changes in market rates, shifts in the slope of the yield curve, movement in spreads to the yield curve for different types of securities, and changing expectations about the timing of cash flows on securities that can be prepaid.
         Securities in the Company's portfolio that are subject to possible credit deterioration, such as obligations of states and political subdivisions, are monitored for signs that contractual obligations may not be met and that there may be value impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. No impairment losses were recognized in the first six months of 2004 and 2003.
         The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
         Deposits at June 30, 2004 were up 3%, or $182 million, from the level at year-end 2003. Compared to June 30, 2003, deposits were up 6%, or $380 million. Late in the second quarter of 2004, Whitney completed a branch purchase that added approximately $24 million to deposits. Short-term and other borrowings decreased 9%, or $55 million, from year-end 2003, but were up 22%, or $100 million, compared to the year-earlier quarter.

TABLE 4. DEPOSITS
-----------------------------------------------------------------------------------------------------------------
                                              2004                                     2003
--------------------------------------------------------------    -----------------------------------------------
(dollars in thousands)               June 30         March 31         December 31    September 30       June 30
-----------------------------------------------------------------------------------------------------------------
Noninterest-bearing
   demand deposits                 $1,952,420      $1,937,379         $1,943,248      $1,815,163      $1,805,861
NOW account deposits                  823,298         860,650            827,360         708,682         698,641
Money market deposits               1,343,645       1,373,574          1,396,420       1,407,112       1,387,765
Savings deposits                      644,783         620,087            585,943         564,322         554,143
Other time deposits                   715,594         730,186            745,478         773,321         803,837
Time deposits $100,000
   and over                           861,042         776,514            660,133         695,657         710,189
-----------------------------------------------------------------------------------------------------------------
    Total deposits                 $6,340,782      $6,298,390         $6,158,582      $5,964,257      $5,960,436
-----------------------------------------------------------------------------------------------------------------

         Sustained demand for deposit products and appropriate deposit pricing strategies have helped maintain a favorable mix of deposits through the first half of 2004. Table 4 presents the composition of deposits at June 30, 2004 and at the end of the previous four quarters.
         Total lower-cost deposits at the end of the second quarter of 2004 were little changed from year-end 2003, but were 7%, or $318 million, higher than the year-earlier period, with noninterest-bearing demand deposits up 8% and deposits in lower-cost interest-bearing products up 6%. Lower-cost deposits, which exclude time deposits, remained approximately three-quarters of total deposits over this period, and noninterest-bearing demand deposits were steady at close to 30% of total deposits.
         Higher-cost time deposits were up 12%, or $171 million, from year-end 2003, and increased 4%, or $63 million from the end of 2003's second quarter. The increase in time deposits of $100,000 and over in 2004 largely reflected the addition of competitively bid public funds, partly as an alternative to other short-term borrowings. Public fund time deposits totaled $243 million at June 30, 2004, up $153 million from year-end 2003 and $141 million from June 30, 2003. The addition of public funds offset some rate-driven customer migration away from time deposits, with some customers migrating to other lower-cost products. Public funds also factored into the fluctuations in NOW deposits from the third quarter of 2003 through the end of 2004's second quarter. The Bank received an unexpected $80 million commercial deposit at the end of 2004's first quarter that was held briefly in a NOW account.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         Shareholders' equity totaled $843 million at June 30, 2004, which represented an increase of $2 million from the end of 2003. During the first half of 2004, Whitney retained $21 million of earnings, net of dividends declared, and recognized $9 million in additional equity from activity in stock-based compensation plans for employees and directors, including option exercises. There was a $29 million decrease in other comprehensive income for the first six months of 2004 quarter representing an unrealized net holding loss on securities available for sale. The Company paid 56% of its earnings for the first half of 2004 in dividends, up from the 50% payout ratio for the full year in 2003.
         The ratios in Table 5 indicate that the Company remained strongly capitalized at June 30, 2004. The increase in risk-weighted assets since year-end 2003 resulted mainly from an increase in loans and, to a lesser degree, from growth in off-balance-sheet obligations, such as loan facilities and letters of credit, which are converted to assets for the risk-based capital calculations.

TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------
                                                 June 30            December 31
(dollars in thousands)                            2004                 2003
--------------------------------------------------------------------------------
Tier 1 regulatory capital                       $771,203              $739,236
Tier 2 regulatory capital                         56,447                59,475
--------------------------------------------------------------------------------
   Total regulatory capital                     $827,650              $798,711
--------------------------------------------------------------------------------
Risk-weighted assets                          $6,066,745            $5,777,094
--------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)     10.03%                10.13%
   Tier 1 capital to risk-weighted assets          12.71                 12.80
   Total capital to risk-weighted assets           13.64                 13.83
   Shareholders' equity to total assets            10.82                 10.84
--------------------------------------------------------------------------------

         The regulatory capital ratios for Whitney National Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency.

LIQUIDITY MANAGEMENT AND CONTRACTUAL OBLIGATIONS
Liquidity Management
         The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.
         On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Borrowings discusses changes in these liability funding sources in the second quarter of 2004. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.
         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2004 and 2003.
         As noted earlier, continued high levels of funds available in the Bank's customer deposit base helped support increased loan production and overall growth in earning assets during 2003 and into the second quarter of 2004. Management anticipates that some of this funds availability will moderate with increased economic activity, renewed confidence in the capital markets and rising market interest rates and has factored this possibility into its liquidity projections and modeling parameters.
         At June 30, 2004, Whitney Holding Corporation had approximately $165 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, or other corporate uses, before consideration of any future dividends that may be received from the Bank. In March 2004, Whitney announced an agreement to acquire Madison BancShares, Inc. for stock and cash in a transaction scheduled to close in the third quarter of 2004. The cash component of the purchase price will total approximately $23 million and will be funded from the holding company's existing liquidity sources.

Contractual Obligations
         Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations were scheduled in Whitney's annual report on 10-K for the year ended December 31, 2003. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. The Company and the Bank have no significant long-term borrowings. There have been no material changes in contractual obligations from year-end 2003 through the end of 2004's second quarter.

OFF-BALANCE SHEET ARRANGEMENTS
         As a normal part of it business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. The most significant off-balance-sheet obligations are the Bank's commitments under traditional credit-related financial instruments. Table 6 schedules these commitments as of June 30, 2004 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6.  CREDIT-RELATED COMMITMENTS
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                Commitments expiring by period from June 30, 2004
----------------------------------------------------------------------------------------------------------------
                                                               Less than      1 - 3         3 - 5      More than
                                                    Total        1 year       years         years       5 years
----------------------------------------------------------------------------------------------------------------
Loan commitments - revolving                     $1,479,370   $1,132,480     $302,299      $43,918         $673
Loan commitments - nonrevolving                     386,241      184,324      201,917            -            -
Credit card and personal credit lines               417,179      417,179            -            -            -
Standby and other letters of credit                 331,300      261,770       69,530            -            -
----------------------------------------------------------------------------------------------------------------
   Total                                         $2,614,090   $1,995,753     $573,746      $43,918         $673
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

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at the end of 2004's second quarter indicated that Whitney continued to be moderately asset sensitive over the near term, similar to its position at year-end 2003. Based on these simulations, annual net interest income (TE) would be expected to increase $17.8 million, or 5.6%, and decrease $18.9 million, or 6.0%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The comparable simulation run at year-end 2003 produced results that ranged from a positive impact on net interest income (TE) of $14.7 million, or 4.7%, to a negative impact of $15.4 million, or 5.0%. The actual impact that changes in interest rates have on net interest income will depend on many factors. These include Whitney's ability to achieve growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Whitney's net interest income (TE) increased $4.0 million, or 5%, compared to the second quarter of 2003. The favorable impact of 8% growth in earning assets was partly offset by moderate compression in the net interest margin (TE) relative to the year-earlier period. Second quarter net interest income (TE) in 2004 was $.8 million, or 1%, lower than in the current year's first quarter.
         As noted earlier, Whitney is moderately asset sensitive, which implies that its net interest margin would tend to widen in a rising rate environment, holding other factors constant, but tend to compress in a declining rate environment. The net interest margin (TE) is net interest income (TE) as a percent of average earning assets. Whitney's net interest margin (TE) was 4.31% in 2004's second quarter, down 12 basis points from the year-earlier quarter and 9 basis points below the 4.40% margin in the first quarter of 2004. Tables 7 and 8 show the components of changes in the Company's net interest income (TE) and net interest margin (TE).
         The overall yield on average earning assets for the second quarter of 2004 was 31 basis points lower than in the year-earlier period, mainly reflecting a 51 basis point decline in the effective yield on the loan portfolio. Loan yields were also down 13 basis points between the first and second quarters of 2004, and the yield on average assets declined 10 basis points between these periods. A further shift to variable pricing within the loan portfolio and the concentration of loan growth in high-quality commercial credits contributed to the decline in comparative loan yields, but also positioned the portfolio for more rapid yield improvement with rising short-term market interest rates. The yield on the largely fixed-rate investment portfolio is less responsive to changes in market rates and the overall investment portfolio yield has fluctuated within a narrow range from the second quarter of 2003 through the current year's second quarter. The investment portfolio yield in 2004 has benefited from the strategy executed in late 2003 to invest in advance of expected paydowns and prepayments on securities, which increased the proportion of mortgage-backed securities in the portfolio.
         No significant shift in asset mix accompanied the overall growth in average earning assets compared to the second quarter of 2003. Average loans, including loans held for sale, increased to 70% of earning assets from 69% in the second quarter of 2003. Investment securities were steady at 30% of average earning assets.
         Funding costs for the current year's second quarter were down 19 basis points compared to the second quarter of 2003. The cost of interest-bearing deposits decreased 33 basis points, with the rate on time deposits down 50 basis points and the rate on other interest-bearing deposits lower by 21 basis points. The rate on short-term borrowings, however, was up 11 basis points in 2004's second quarter compared to the same period in 2003. Funding costs in the second quarter of 2004 for both deposits and short-term borrowings were little changed compared to 2004's first quarter.

TABLE 7.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
--------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                 Second Quarter 2004            First Quarter 2004            Second Quarter 2003
--------------------------------------------------------------------------------------------------------------------------
                                     Average                       Average                        Average
                                     Balance  Interest  Rate       Balance   Interest   Rate      Balance   Interest Rate
--------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)                  $5,086,100  $63,729  5.04%    $4,917,213  $63,193    5.17%   $4,615,620   $63,844 5.55%
--------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities          1,397,338   15,087  4.32      1,437,831   15,913    4.43     1,198,002    12,417 4.15
U.S. agency securities                346,237    2,822  3.26        385,251    3,333    3.46       368,823     3,722 4.04
U.S. Treasury securities              131,146    1,364  4.18        158,036    1,549    3.94       197,629     1,872 3.80
Obligations of states and political
     subdivisions (TE)                240,969    3,842  6.38        229,439    3,711    6.47       186,749     3,147 6.74
Other securities                       33,521      285  3.40         35,069      292    3.33        45,887       486 4.24
--------------------------------------------------------------------------------------------------------------------------
    Total investment securities     2,149,211   23,400  4.36      2,245,626   24,798    4.42     1,997,090    21,644 4.34
--------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments            18,621       46   .99         12,195       30     .99        74,007       232 1.25
--------------------------------------------------------------------------------------------------------------------------
    Total earning assets            7,253,932  $87,175  4.83%     7,175,034  $88,021    4.93%    6,686,717   $85,720 5.14%
--------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                          585,274                       606,708                        571,934
Allowance for loan losses             (57,098)                      (59,607)                       (67,407)
--------------------------------------------------------------------------------------------------------------------------
    Total assets                   $7,782,108                    $7,722,135                     $7,191,244
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
         SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits               $  793,746  $   697   .35%     $ 791,812  $   668     .34%   $  698,456    $  820  .47%
Money market deposits               1,363,687    2,212   .65      1,409,981    2,292     .65     1,403,139     3,143  .90
Savings deposits                      634,595      489   .31        602,763      439     .29       553,511       655  .47
Other time deposits                   720,801    2,290  1.28        738,464    2,455    1.34       813,893     3,793 1.87
Time deposits $100,000 and over       791,246    2,372  1.21        698,795    2,116    1.22       689,112     2,740 1.60
--------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits 4,304,075    8,060   .75      4,241,815    7,970     .76     4,158,111    11,151 1.08
--------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings       616,644    1,246   .81        692,076    1,380     .80       408,410       712  .70
--------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                   4,920,719   $9,306   .76%     4,933,891   $9,350     .76%    4,566,521   $11,863 1.04%
--------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
    LIABILITIES AND
    SHAREHOLDERS' EQUITY
Demand deposits                     1,944,610                     1,878,042                      1,740,108
Other liabilities                      54,763                        54,726                         60,031
Shareholders' equity                  862,016                       855,476                        824,584
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
         shareholders' equity      $7,782,108                    $7,722,135                     $7,191,244
--------------------------------------------------------------------------------------------------------------------------

Net interest income and
         margin (TE)                           $77,869  4.31%                $78,671    4.40%                $73,857 4.43%
Net earning assets and spread      $2,333,213           4.07%    $2,241,143             4.17%   $2,120,196           4.10%
Interest cost of funding earning
         assets                                          .52%                            .53%                         .71%
--------------------------------------------------------------------------------------------------------------------------
(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $26,684, $26,095 and $39,189, respectively, in the second and first quarters of 2004 and the second quarter of 2003.

TABLE 7.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES (continued)
---------------------------------------------------------------------------------------------------------------------------
                                                               Six Months Ended                  Six Months Ended
(dollars in thousands)                                           June 30, 2004                     June 30, 2003
---------------------------------------------------------------------------------------------------------------------------
                                                          Average                          Average
                                                          Balance     Interest   Rate      Balance     Interest      Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b),(c)                                       $5,001,656    $126,922   5.10%   $4,568,636    $127,899      5.64%
---------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                               1,417,584      31,000   4.37     1,180,826      26,105      4.42
U.S. agency securities                                     365,744       6,155   3.37       380,342       7,874      4.14
U.S. Treasury securities                                   144,591       2,913   4.05       187,338       3,485      3.75
Obligations of states and political
     subdivisions (TE)                                     235,203       7,553   6.42       189,186       6,394      6.76
Other securities                                            34,295         577   3.36        48,695       1,029      4.23
---------------------------------------------------------------------------------------------------------------------------
     Total investment in securities                      2,197,417      48,198   4.39     1,986,387      44,887      4.52
---------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments                                 15,408          76    .99        63,854         393      1.24
---------------------------------------------------------------------------------------------------------------------------
     Total earning assets                                7,214,481    $175,196   4.88%    6,618,877    $173,179      5.26%
---------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                               595,993                          581,169
Allowance for loan losses                                  (58,352)                         (67,002)
---------------------------------------------------------------------------------------------------------------------------
     Total assets                                       $7,752,122                       $7,133,044
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
         SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                                     $ 792,778      $1,365    .35%    $ 693,045      $1,713       .50%
Money market deposits                                    1,386,835       4,504    .65     1,392,383       6,742       .98
Savings deposits                                           618,679         928    .30       545,986       1,397       .52
Other time deposits                                        729,632       4,745   1.31       823,975       8,178      2.00
Time deposits $100,000 and over                            745,022       4,488   1.21       675,891       5,664      1.69
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                     4,272,946      16,030    .75     4,131,280      23,694      1.16
---------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings                            654,360       2,626    .81       424,092       1,412       .67
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                  4,927,306     $18,656    .76%    4,555,372     $25,106      1.11%
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
     LIABILITIES AND
     SHAREHOLDERS' EQUITY
Demand deposits                                          1,911,325                        1,699,382
Other liabilities                                           54,745                           60,288
Shareholders' equity                                       858,746                          818,002
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
          shareholders' equity                          $7,752,122                       $7,133,044
---------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                                   $156,540   4.36%                 $148,073      4.50%
Net earning assets and spread                           $2,287,175               4.12%   $2,063,505                  4.15%
Interest cost of funding earning assets                                           .52%                                .76%
---------------------------------------------------------------------------------------------------------------------------
(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $26,390 and $38,623, respectively, in the first six months of 2004 and 2003.

                                       25

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
---------------------------------------------------------------------------------------------------------------------------
                                              Second Quarter 2004 Compared to:                 Six Months Ended June 30,
                                       First Quarter 2004          Second Quarter 2003           2004 Compared to 2003
                                 --------------------------------------------------------    ------------------------------
                                     Due to                        Due to                          Due to
                                    Change in        Total        Change in       Total          Change in          Total
                                 ---------------    Increase   ---------------   Increase    -----------------     Increase
(dollars in thousands)           Volume     Rate   (Decrease)  Volume     Rate  (Decrease)     Volume     Rate    (Decrease)
-----------------------------------------------------------------------------------------    ------------------------------
INTEREST INCOME (TE)
Loans (TE)                       $2,144   $(1,608)   $ 536     $6,102   $(6,217)   $(115)     $11,552   $(12,529)    $(977)
-----------------------------------------------------------------------------------------    ------------------------------

Mortgage-backed securities         (442)     (384)    (826)     2,135       535    2,670        5,180       (285)    4,895
U.S. agency securities             (325)     (186)    (511)      (217)     (683)    (900)        (293)    (1,426)   (1,719)
U.S. Treasury securities           (276)       91     (185)      (682)      174     (508)        (844)       272      (572)
Obligations of states and political
   subdivisions (TE)                184       (53)     131        871      (176)     695        1,491       (332)    1,159
Other securities                    (13)        6       (7)      (116)      (85)    (201)        (268)      (184)     (452)
-----------------------------------------------------------------------------------------    ------------------------------
   Total investment securities     (872)     (526)  (1,398)     1,991      (235)   1,756        5,266     (1,955)    3,311
-----------------------------------------------------------------------------------------    ------------------------------
Federal funds sold and
   short-term investments            16         -       16       (146)      (40)    (186)        (251)       (66)     (317)
-----------------------------------------------------------------------------------------    ------------------------------
   Total interest income (TE)     1,288    (2,134)    (846)     7,947    (6,492)   1,455       16,567    (14,550)    2,017
----------------------------------------------------------------------------------------- ---------------------------------

INTEREST EXPENSE
NOW account deposits                  2        27       29        101      (224)    (123)         222       (570)     (348)
Money market deposits               (75)       (5)     (80)       (87)     (844)    (931)         (27)    (2,211)   (2,238)
Savings deposits                     24        26       50         86      (252)    (166)         167       (636)     (469)
Other time deposits                 (58)     (107)    (165)      (399)   (1,104)  (1,503)        (856)    (2,577)   (3,433)
Time deposits $100,000 and over     277       (21)     256        368      (736)    (368)         536     (1,712)   (1,176)
-----------------------------------------------------------------------------------------    ------------------------------
   Total interest-bearing deposits  170       (80)      90         69    (3,160)  (3,091)          42     (7,706)   (7,664)
-----------------------------------------------------------------------------------------    ------------------------------
Short-term and other borrowings    (152)       18     (134)       405       129      534          881        333     1,214
-----------------------------------------------------------------------------------------    ------------------------------
   Total interest expense            18       (62)     (44)       474    (3,031)  (2,557)         923     (7,373)   (6,450)
-----------------------------------------------------------------------------------------    ------------------------------
   Change in net interest income $1,270   $(2,072)   $(802)    $7,473   $(3,461) $ 4,012      $15,644    $(7,177)  $ 8,467
-----------------------------------------------------------------------------------------    ------------------------------
(a)Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b)The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

         The overall funding mix shifted only slightly in the second quarter of 2004, although the Bank has accessed a combination of additional short-term borrowings and public fund time deposits to support earning asset growth. Average noninterest-bearing deposits funded 27% of average earning assets in the second quarter of 2004, up from 26% in 2003's second quarter, and the percentage of funding from all noninterest-bearing sources was steady at approximately 32% between these periods. Lower-cost interest-bearing deposits supported close to 39% of earning assets, down slightly from 40% in the year-earlier quarter. Higher-cost sources of funds, which include time deposits and short-term borrowings, increased to 29% of average earning assets from 28% in the second quarter of 2003, including the impact of additional public funds deposits.
         For the first six months of 2004, net interest income (TE) increased 6%, or $8.5 million, compared to the first half of 2003, driven by 9% growth in average earning assets between these periods. The net interest margin (TE) was 4.36% for the 2004 period and 4.50% for the prior year's period. The yield on average earning assets decreased 38 basis points, with the loan portfolio yield down 54 basis points and the rate earned on the investment portfolio down 13 basis points. The total interest cost of funding earning assets declined 24 basis points compared to the first six months of 2003. Substantially the same factors that affected the mix and rates for earning assets and funding sources in the second quarter of 2004 were evident for the year-to-date period.

PROVISION FOR LOAN LOSSES
         Whitney recorded a $2 million provision for loan losses in the second quarter of 2004, compared to a negative provision of the same amount in 2004's first quarter and no provision in the second quarter of 2003. Net charge-offs totaled $3.2 million in the second quarter of 2004, compared to small net recoveries in both the first quarter of 2004 and 2003's second quarter.
         For a more detailed discussion of changes in the allowance for loans losses, nonperforming assets and general credit quality, see the earlier section on Loans, Credit Risk Management and Allowance for Loan Losses. The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
         Noninterest income totaled $21.4 million for the second quarter of 2004, a decrease of 8%, or $1.7 million, from the second quarter of 2003. Most major sources of noninterest income posted higher results compared to the second quarter of 2003, but fee income from Whitney's secondary mortgage market operations declined $1.6 million, or 54%. Higher mortgage rates have dampened the demand for home loans, and for refinancings in particular, and Whitney's production of loans for sale during the second quarter of 2004 was less than half that produced in the year-earlier period. Given the current rate environment and an expectation of rising rates over the near term, both loan production levels and secondary mortgage market fee income for the third quarter of 2004 are expected to be well below the results for the year-earlier period.
         Bank card fees, both credit and debit cards, increased a combined 9%, or $.2 million, compared to 2003's second quarter. Fee income from credit card activity was up 16% in the second quarter of 2004, generally consistent with the growth in transaction volume. Debit card fee income, however, was essentially unchanged from the year-earlier period, despite a 14% increase in transaction volume. Visa USA restructured and effectively lowered debit transaction rates in early 2004 following the temporary rate reduction it implemented in August 2003 under the terms of a settlement with merchants. Fees per transaction generated under the restructured rates have been somewhat higher than under the temporary rate reduction.
         Service charges on deposit accounts in the second quarter of 2004 were up 1% from the year-earlier period. Improved pricing and the addition of new services helped offset the impact of reduced charging opportunities on both commercial and personal accounts. Trust service fees increased 12%, or $.2 million, compared to the second quarter of 2003 with the help of new business and improved equity market valuations.
         Other noninterest income decreased $.7 million, or 11%, although revenue from recurring sources was on the whole steady between the second quarters of 2003 and 2004. In the second quarter of 2003, other noninterest income included a $1.4 million gain on the sale of a portfolio of loans originated under affordable-housing programs. Gains on sales of foreclosed and surplus property included in other noninterest income, however, were $.5 million higher in 2004's second quarter.
         Noninterest income was $42.3 million through the first six months of 2004, a decrease of 5%, or $2.3 million, from the first half of 2003. Year-to-date changes in individual income categories from the prior year were for the most part consistent with the quarterly changes discussed above and were driven by substantially the same factors. Recurring revenue sources included in other noninterest income posted improved results for the first six months of 2004, with growth in fees on commercial credit facilities the major contributor. Year-to-date other noninterest income was down only 1% from the comparable period in 2003.

NONINTEREST EXPENSE
         Total noninterest expense of $64.3 million in the second quarter of 2004 was 6%, or $3.6 million, higher than the total for the year-earlier period.
         Personnel expense increased 5%, or $1.8 million, in total, with employee compensation up 6%, or $1.6 million, and employee benefits higher by 3%, or $.2 million. Base pay and compensation earned under sales-based incentive programs increased a combined 3%, or $.8 million. Compensation under the management incentive plan was up a comparable amount, with stock-based compensation driving this increase. Stock-based compensation will vary with changes in Whitney's stock price, which was up 40% at the end of 2004's second quarter from a year earlier.
         Net occupancy expense in the second quarter of 2004 was up around 1% from the comparable period in 2003. A moderate increase in net occupancy expense in 2004 was expected with the opening of six new or replacement branches scheduled for late 2003 through the third quarter of the current year, including three additional locations to serve the Houston market. To reduce costs over the long term and enhance productivity, certain operations in Houston will be moved to one of the new locations and out of space that is subject to a noncancelable lease. Whitney expects to recognize a loss of up to $1.8 million in the third quarter of 2004 related to its remaining obligation under the lease.
         Equipment and data processing expense decreased nearly 2% in the second quarter of 2004 compared to 2003's second quarter, although a moderate increase is expected for the full year. The data processing system's capacity was upgraded in the second half of 2003 and applications and capabilities have been added to support expanded customer service. Upgrades to the capacity and functionality of branch communication lines were the main factor behind the 10% increase in the telecommunication and postage expense category.

         A number of factors contributed to the $1.6 million, or 17%, net increase in other noninterest expense. The largest factors were an increase in marketing activities and the amortization of expanded affordable housing investments. Management has directed additional resources to marketing activities in 2004 to support new product introductions and broaden market recognition. Tax credits associated with the affordable housing investments helped lower the effective tax rate as noted in the following section.
         In connection with its acquisition of Madison BancShares, Inc. scheduled for the third quarter of 2004, the Company expects to recognize nonrecurring expenses totaling approximately $1.1 million to integrate acquired operations and personnel into the Whitney system.
         For the six-month period, noninterest expense totaled $126 million. This was a 5%, or $6.4 million, increase compared to the first half of 2003. Similar to the quarterly comparison, year-to-date personnel expense was up 5% from 2003, or $3.3 million in total. Employee compensation rose 4%, of $2.3 million, with $1.8 million in additional stock-based management incentive compensation. Base pay and sales-based incentive compensation increased less that 1%, reflecting the impact of a sharp reduction in mortgage origination commissions on lower production in 2004. Employee benefits were up 7%, or $1.0 million. Defined benefit pension expense and the cost of providing health benefits to retirees increased a combined $.5 million for the year-to-date period. The Company also experienced an expected increase in the cost of providing current health benefits in 2004.
         The changes in other major noninterest expense categories between the first six months of 2003 and 2004 were generally consistent with the quarter-to-quarter changes and were influenced mainly by the same factors cited in the discussion of quarterly results above.

INCOME TAXES
         The Company provided for income tax expense at an effective rate of 30.4% in the second quarter of 2004 compared to a rate of 32.1% in the 2003's second quarter. Year-to-date, the rate was 30.9% in 2004 and 32.1% in 2003. Whitney's effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments. Additional investment in projects that generate affordable housing tax credits helped lower the effective tax rate in the second quarter and first six months of 2004 compared to the year-earlier periods.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included in the section entitled Asset/Liability Management in Management's Discussion and Analysis of Financial Condition and Results of Operations that appears in Item 2 of this Form 10-Q and is incorporated here by reference.


ITEM 4.   CONTROLS AND PROCEDURES

         The Company's management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this quarterly report are effective. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the three months ended June 30, 2004.

         ------------------- ------------------ --------------- ------------------------ ------------------------
                                                                Total Number of Shares      Maximum Number of
                                                Average Price    Purchased as Part of    Shares that May Yet Be
                              Total Number of      Paid per       Publicly Announced       Purchased Under the
               Period        Shares Purchased       Share        Plans or Programs (1)    Plans or Programs (1)
         ------------------- ------------------ --------------- ------------------------ ------------------------
             April 2004              -                -                    -                        -
         ------------------- ------------------ --------------- ------------------------ ------------------------
              May 2004              109 (2)        $43.315                 -                        -
         ------------------- ------------------ --------------- ------------------------ ------------------------
             June 2004           43,453 (3)        $43.916                 -                        -
         ------------------- ------------------ --------------- ------------------------ ------------------------

        (1)      The Company has no publicly announced plans or programs to purchase its common stock.
        (2)      Represents shares tendered to the Company as consideration for the exercise price of employee stock options.
        (3)      Includes 423 shares tendered to the Company as consideration for the exercise price of employee stock options and 43,030 shares tendered as consideration for employee tax obligations arising from the vesting of performance-based restricted stock awards.

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         The annual meeting of Whitney Holding Corporation's shareholders was held on April 28, 2004. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to the nominees for election to the Company's Board for Directors as listed in the proxy statement, and all nominees were elected.

         The voting results for each nominee for director were as follows:

         Nominee                              For                  Withhold
         -------------------------------------------------------------------
         Harry J. Blumenthal               27,563,951              5,880,760
         Joel B. Bullard, Jr.              33,127,191                317,520
         Angus R. Cooper, II               33,032,894                411,817
         Kathryn M. Sullivan               33,063,644                381,067


         The proposal to adopt the 2004 Whitney Holding Corporation Long-Term Incentive Plan was approved as follows:

                                                       Broker
              For            Against        Abstain    Nonvote
          -----------------------------------------------------
          24,270,947        3,327,476       160,330   5,685,958

         The shareholder proposal to delete Article XVI of Whitney Holding Corporation's Articles of Incorporation did not come to a vote for lack of the quorum required by the Company's charter to vote on that proposal.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

         The exhibits listed on the accompanying Exhibit Index, located on page 34, are filed (or furnished, as applicable) as part of this report. The Exhibit Index is incorporated herein by reference in response to this Item 6(a).

         (b) Reports on Form 8-K

         The registrant furnished a Form 8-K dated April 21, 2004 that reported under Item 12 the release of its financial results for the quarter ended March 31, 2004. The news release covering the financial results was furnished as an exhibit under Item 7.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WHITNEY HOLDING CORPORATION
                                                   (Registrant)



                                     By: /s/Thomas L. Callicutt, Jr.
                                        ----------------------------------------
                                        Thomas L. Callicutt, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (in his capacities as a duly authorized
                                         officer of the registrant and as
                                         principal accounting officer)

                                                     August 9, 2004
                                         ---------------------------------------
                                                          Date

                                  EXHIBIT INDEX

Exhibit           Description
-------------     --------------------------------------------------------------
Exhibit 3.1       Copy of the Company's Composite Charter (filed as Exhibit
                  3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number
                  0-1026) and incorporated by reference).
Exhibit 3.2       Copy of the Company's Bylaws (filed as Exhibit 3.2 to the
                  Company's annual report on Form 10-K for the year ended
                  December 31, 2003 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10.1*     Form of executive agreement between Whitney Holding
                  Corporation, Whitney National Bank and each of Kevin P. Reed and Lewis P. Rogers.
Exhibit 10.2*     Whitney Holding Corporation 2004 Long-Term Incentive Plan
                  (filed as Exhibit B to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders dated March 19, 2004
                  (Commission file number 0-1026) and incorporated by reference).
Exhibit 31.1      Certification by the Company's Chief Executive Officer
                  pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2      Certification by the Company's Chief Financial Officer
                  pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32        Certification by the Company's Chief Executive Officer and
                  Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

Exhibit 10.1

                           WHITNEY HOLDING CORPORATION
                                       and
                              WHITNEY NATIONAL BANK

                               EXECUTIVE AGREEMENT
                               -------------------

         THIS AGREEMENT (the "Agreement") is made by and between WHITNEY HOLDING CORPORATION, a corporation organized and existing under the laws of the State of Louisiana (the "Holding Corporation"), WHITNEY NATIONAL BANK, a financial institution organized and existing under the laws of the United States (the
"Bank"), and                         (the "Executive").
            -------------------------
         WHEREAS, the Executive is presently employed by each of the Holding Corporation and the Bank as an Executive Vice President
         NOW, THEREFORE, effective June 15, 2004, the Holding Corporation, the Bank, and the Executive agree as follows:

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

EXECUTIVE                                   WHITNEY HOLDING CORPORATION
                                            WHITNEY NATIONAL BANK

--------------------------------

                                            By:
                                               ---------------------------------
                                                     William L. Marks
                                            Title:   Chairman and CEO
Date:
     ---------------------------
                                            Date:
                                                 -------------------------------

Exhibit 31.1
                                  CERTIFICATION
                                  -------------

         I, William L. Marks, certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2004 of Whitney Holding Corporation;
         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         /s/William L. Marks
         ---------------------------------
         William L. Marks
         Chief Executive Officer
         Date:    August 9, 2004
              ----------------------------

Exhibit 31.2
                                  CERTIFICATION
                                  -------------

         I, Thomas L. Callicutt, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2004 of Whitney Holding Corporation;
         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         /s/Thomas L. Callicutt, Jr.
         ---------------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer
         Date:    August 9, 2004
              ----------------------------

Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                ------------------------------------------------
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      --------------------------------------------------------------------

         Each of the undersigned officers of Whitney Holding Corporation (the "Company"), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on their knowledge,

         (1) the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   August 9, 2004                    By:/s/William L. Marks
      -------------------                     ----------------------------------
                                              William L. Marks
                                              Chairman of the Board and
                                              Chief Executive Officer


Dated:   August 9, 2004                    By:/s/Thomas L. Callicutt, Jr.
      -------------------                     ----------------------------------
                                              Thomas L. Callicutt, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer