Form 10-Q
period 2004-10-31
WHITNEY HOLDING CORP
filed 2004-11-09
CIK 106926

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


For the quarterly period ended September 30, 2004  Commission file number 0-1026


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

                                 (504) 586-7272
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X    No
   -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at October 31, 2004
         -----                               -------------------------------
Common Stock, no par value                             41,992,166

================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I.  Financial Information

              Item 1: Financial Statements:
                        Consolidated Balance Sheets                            1
                        Consolidated Statements of Income                      2
                        Consolidated Statements of Changes in
                          Shareholders' Equity                                 3
                        Consolidated Statements of Cash Flows                  4
                        Notes to Consolidated Financial Statements             5
                        Selected Financial Data                               12

              Item 2: Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   13

              Item 3: Quantitative and Qualitative Disclosures about
                        Market Risk                                           30

              Item 4: Controls and Procedures                                 30

--------------------------------------------------------------------------------

PART II. Other Information

              Item 1: Legal Proceedings                                       31

              Item 2: Unregistered Sales of Equity Securities and
                        Use of Proceeds                                       31

              Item 3: Defaults upon Senior Securities                         31

              Item 4: Submission of Matters to a Vote of Security
                        Holders                                               31

              Item 5: Other Information                                       31

              Item 6: Exhibits                                                31

--------------------------------------------------------------------------------

Signature                                                                     32

Exhibit Index                                                                 33

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                        September 30    December 31
(dollars in thousands)                                                                      2004            2003
-------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from financial institutions                                               $ 249,327      $ 270,387
   Federal funds sold and short-term investments                                             26,904         14,385
   Loans held for sale                                                                       13,838         15,309
   Investment securities
        Securities available for sale                                                     1,816,276      2,090,870
        Securities held to maturity, fair values of  $233,151 and $196,717, respectively    226,339        190,535
-------------------------------------------------------------------------------------------------------------------
             Total investment securities                                                  2,042,615      2,281,405
   Loans, net of unearned income                                                          5,380,023      4,882,610
        Allowance for loan losses                                                           (54,611)       (59,475)
-------------------------------------------------------------------------------------------------------------------
             Net loans                                                                    5,325,412      4,823,135
-------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                              156,122        148,259
   Goodwill                                                                                 115,742         69,164
   Other intangible assets                                                                   25,871         23,475
   Accrued interest receivable                                                               28,978         27,305
   Other assets                                                                              87,231         82,158
-------------------------------------------------------------------------------------------------------------------
             Total assets                                                                $8,072,040     $7,754,982
-------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                                   $2,008,634     $1,943,248
   Interest-bearing deposits                                                              4,482,174      4,215,334
-------------------------------------------------------------------------------------------------------------------
             Total deposits                                                               6,490,808      6,158,582
-------------------------------------------------------------------------------------------------------------------

   Short-term and other borrowings                                                          588,731        600,053
   Accrued interest payable                                                                   4,833          4,493
   Other liabilities                                                                         67,669        151,541
-------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                            7,152,041      6,914,669
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
        Authorized - 100,000,000 shares
        Issued - 41,976,314 and 40,448,929 shares, respectively                               2,800          2,800
   Capital surplus                                                                          244,609        183,624
   Retained earnings                                                                        685,624        656,195
   Accumulated other comprehensive income                                                       231          8,438
   Treasury stock at cost - 4,379 and 937 shares, respectively                                 (159)           (30)
   Unearned restricted stock compensation                                                   (13,106)       (10,714)
-------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                     919,999        840,313
-------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                                  $8,072,040     $7,754,982
-------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                    WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30                   September 30
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                       2004            2003            2004           2003
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                      $69,025         $63,147        $195,600       $190,526
  Interest and dividends on investments
    Mortgage-backed securities                                     14,589          11,382          45,589         37,487
    U.S. agency securities                                          2,682           4,449           8,837         12,323
    U.S. Treasury securities                                        1,255           1,980           4,168          5,465
    Obligations of states and political subdivisions                2,562           2,225           7,471          6,382
    Other securities                                                  318             414             895          1,443
  Interest on federal funds sold and short-term investments            41             259             117            652
-------------------------------------------------------------------------------------------------------------------------
    Total interest income                                          90,472          83,856         262,677        254,278
-------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                              9,029           8,875          25,059         32,569
  Interest on short-term and other borrowings                       1,257             698           3,883          2,110
-------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                         10,286           9,573          28,942         34,679
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                80,186          74,283         233,735        219,599
PROVISION FOR LOAN LOSSES                                               -          (4,000)              -         (3,500)
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                  80,186          78,283         233,735        223,099
-------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                               9,392           9,698          28,160         28,325
  Secondary mortgage market operations                              1,136           3,373           3,785          9,097
  Bank card fees                                                    2,555           2,272           7,559          6,921
  Trust service fees                                                2,204           1,997           6,696          6,104
  Other noninterest income                                          4,698           5,335          16,083         16,849
  Securities transactions                                              68             863              68            863
-------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                       20,053          23,538          62,351         68,159
-------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                            30,174          29,096          88,586         85,226
  Employee benefits                                                 7,167           6,587          22,360         20,734
-------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                        37,341          35,683         110,946        105,960
  Net occupancy expense                                             5,331           5,052          15,079         14,550
  Equipment and data processing expense                             4,468           4,444          13,086         12,967
  Telecommunication and postage                                     2,216           2,221           6,722          6,366
  Corporate value and franchise taxes                               1,919           1,727           5,764          5,253
  Legal and professional fees                                       2,106           1,463           4,362          4,504
  Amortization of intangibles                                       1,448           1,290           4,026          4,042
  Other noninterest expense                                        13,432           9,452          34,574         27,629
-------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                      68,261          61,332         194,559        181,271
-------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         31,978          40,489         101,527        109,987
INCOME TAX EXPENSE                                                  9,900          12,987          31,388         35,265
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $22,078         $27,502        $ 70,139       $ 74,722
-------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                              $.54            $.69           $1.73          $1.87
  Diluted                                                             .53             .68            1.71           1.85
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                        40,969,394      39,993,350      40,490,366     39,882,839
  Diluted                                                      41,551,024      40,383,047      41,131,828     40,320,434
CASH DIVIDENDS PER SHARE                                             $.33            $.30            $.99           $.90
-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                     WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                     (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                           Accumulated                Unearned
                                                                             Other                   Restricted
(dollars in thousands,                    Common    Capital    Retained   Comprehensive   Treasury     Stock
  except per share data)                   Stock    Surplus    Earnings      Income        Stock    Compensation    Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              $2,800   $167,235    $607,235      $30,104       $   -      $(6,891)    $800,483
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                   -          -      74,722            -           -            -       74,722
  Other comprehensive income:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                    -          -           -      (15,648)          -            -      (15,648)
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                     -          -      74,722      (15,648)          -            -       59,074
---------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.90 per share                 -          -     (36,237)           -           -            -      (36,237)
Stock issued to dividend reinvestment plan     -        832           -            -         487            -        1,319
Long-term incentive plan stock activity:
  Restricted grants and related activity       -      6,460           -            -      (1,084)      (2,473)       2,903
  Options exercised                            -      2,481           -            -         430            -        2,911
Directors' compensation plan
  stock activity                               -        425           -            -         167            -          592
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003             $2,800   $177,433    $645,720      $14,456       $   -      $(9,364)    $831,045
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003              $2,800   $183,624    $656,195      $ 8,438       $ (30)    $(10,714)    $840,313
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                   -          -      70,139            -           -            -       70,139
  Other comprehensive income:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                    -          -           -       (8,207)          -            -       (8,207)
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                     -          -      70,139       (8,207)          -            -       61,932
---------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.99 per share                 -          -     (40,710)           -           -            -      (40,710)
Stock issued in business combination           -     41,932           -            -           -            -       41,932
Stock issued to dividend reinvestment plan     -      1,058           -            -         495            -        1,553
Long-term incentive plan stock activity:
  Restricted grants and related activity       -      8,239           -            -        (857)      (2,392)       4,990
  Options exercised                            -      8,915           -            -          55            -        8,970
Directors' compensation plan
  stock activity                               -        841           -            -         178            -        1,019
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004             $2,800   $244,609    $685,624      $   231       $(159)    $(13,106)    $919,999
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                       3

                               WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                                September 30
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                       2004         2003
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                 $70,139       $74,722
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization of bank premises and equipment                               9,957         9,924
  Amortization of purchased intangibles                                                      4,026         4,042
  Restricted stock compensation earned                                                       6,558         4,276
  Premium amortization (discount accretion), net                                             3,309         6,987
  Provision for losses on loans and foreclosed assets                                           96        (3,452)
  Net gains on sales of foreclosed assets and surplus property                                (829)         (777)
  Net gains on sales of investment securities                                                  (68)         (863)
  Deferred tax benefit                                                                      (1,313)         (769)
  Net decrease in loans originated and held for sale                                         1,471         5,195
  Net increase in accrued income taxes                                                       7,430         3,591
  Net decrease in accrued interest receivable and prepaid expenses                           1,377         1,708
  Net increase in accrued interest payable and other accrued expenses                        6,477         4,346
  Other operating items, net                                                                 1,325           574
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                              109,955       109,504
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity                         8,980        20,063
  Purchases of investment securities held to maturity                                      (45,768)      (23,819)
  Proceeds from maturities of investment securities available for sale                     415,322       591,752
  Proceeds from sales of investment securities available for sale                           64,926       278,752
  Purchases of investment securities available for sale                                   (304,881)     (893,220)
  Net increase in loans                                                                   (318,798)     (187,453)
  Net increase in federal funds sold and short-term investments                            (12,519)      (68,586)
  Proceeds from sales of foreclosed assets and surplus property                              3,794         4,459
  Purchases of bank premises and equipment                                                 (11,928)       (6,942)
  Net cash received in branch acquisition and business combination                           7,364             -
  Other, net                                                                                 1,883       (12,051)
-----------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                 (191,625)     (297,045)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in transaction account and savings account deposits               (4,432)      228,776
  Net increase (decrease) in time deposits                                                 133,167       (47,398)
  Net decrease in short-term and other borrowings                                          (35,979)       (4,041)
  Proceeds from issuance of common stock                                                     9,946         4,367
  Purchases of common stock                                                                 (1,890)       (1,528)
  Cash dividends                                                                           (40,202)      (36,140)
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                               60,610       144,036
-----------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                  (21,060)      (43,505)
    Cash and cash equivalents at beginning of period                                       270,387       326,124
-----------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                            $249,327      $282,619
-----------------------------------------------------------------------------------------------------------------

Cash received during the period for:
  Interest income                                                                         $261,601      $255,064

Cash paid during the period for:
  Interest expense                                                                         $29,000       $37,011
  Income taxes                                                                              24,428        31,600

Noncash investing activities:
  Foreclosed assets received in settlement of loans                                         $1,967        $2,137
-----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

NOTE 2 - MERGERS AND ACQUISITIONS
         In October 2004, Whitney entered into a definitive agreement to acquire Destin Bancshares, Inc. ("Destin"). Destin's major subsidiary is Destin Bank which operates ten banking centers in the Destin, Fort Walton Beach and Pensacola areas of the Florida panhandle, with approximately $470 million in total assets and $390 million in deposits. The transaction is valued at approximately $115 million, and half of the merger consideration will be paid to Destin shareholders in cash and half in Whitney stock totaling approximately 1.4 million shares. Subject to certain conditions and to the approval of Destin shareholders, the transaction is expected to close in the first half of 2005.
         On August 20, 2004, Whitney acquired Madison BancShares, Inc. ("Madison") and its subsidiary, Madison Bank. Madison Bank was merged immediately into Whitney National Bank (the "Bank"). Madison shareholders received 1,031,057 Whitney shares and cash totaling $23 million, for a total transaction value of approximately $65 million. At acquisition, Madison Bank had $219 million in assets, including $188 million in loans, and $177 million in deposits at four banking locations in the Tampa Bay, Florida metropolitan area. Applying purchase accounting to this transaction, the Company recorded $51 million in intangible assets, with $4 million assigned to the value of deposit relationships with an estimated weighted-average life of approximately 3.5 years and the remaining $46 million to goodwill. The Company's financial statements include the results from these acquired operations since the acquisition date.
         In June 2004, Whitney National Bank assumed approximately
$24 million in deposits and acquired certain assets from the First National Bank Northwest Florida. The deposits and assets were associated with two First National locations in Fort Walton Beach, Florida. Whitney recognized an intangible asset for the value of the deposit relationships acquired of $2.1 million that will be amortized over an estimated life of 8 years. No loans or other noncash financial assets were exchanged in this transaction.

NOTE 3 - OTHER ASSETS AND OTHER LIABILITIES
         The more significant components of other assets and other liabilities at September 30, 2004 and December 31, 2003 were as follows:

Other assets
------------------------------------------------------------------------------------------
                                                            September 30      December 31
(dollars in thousands)                                          2004             2003
------------------------------------------------------------------------------------------
Net deferred income tax asset                                 $27,848          $21,190
Low-income housing tax credit fund investments                 18,440           16,199
Cash surrender value of life insurance                          9,527            8,665
Prepaid pension asset                                           3,186            7,230
Prepaid expenses                                                6,761            4,288
Foreclosed assets and surplus property                          2,950            3,490
Miscellaneous investments, receivables and other assets        18,519           21,096
------------------------------------------------------------------------------------------
   Total other assets                                         $87,231          $82,158
------------------------------------------------------------------------------------------

Other liabilities
------------------------------------------------------------------------------------------
                                                            September 30      December 31
(dollars in thousands)                                          2004             2003
------------------------------------------------------------------------------------------
Trade date securities payable                                 $     -         $100,925
Accrued taxes and expenses                                     25,793           12,319
Dividends payable                                              13,852           13,344
Obligation for postretirement benefits other than
  pensions                                                     10,100            9,379
Miscellaneous payables, deferred income and other
  liabilities                                                  17,924           15,574
------------------------------------------------------------------------------------------
   Total other liabilities                                    $67,669         $151,541
------------------------------------------------------------------------------------------

NOTE 4 - EMPLOYEE BENEFIT PLANS

Retirement Plans
         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees. The Company contributed $8 million to the plan in 2003. The Company made no contributions during the first nine months of 2004, and, based on currently available information, does not anticipate making a contribution during the remainder of 2004. The components of net pension expense were as follows:

---------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended              Nine Months Ended
                                                          September 30                   September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                  2004           2003           2004           2003
---------------------------------------------------------------------------------------------------------------
Service cost for benefits during the period           $1,628         $1,326         $4,884         $3,982
Interest cost on benefit obligation                    1,639          1,508          4,917          4,523
Expected return on plan assets                        (2,007)        (1,655)        (6,020)        (4,965)
Amortization of:
   Unrecognized net actuarial losses                     108            102            324            306
   Unrecognized net implementation asset                   -            (70)             -           (212)
   Unrecognized prior service cost                       (27)           (27)           (81)           (81)
---------------------------------------------------------------------------------------------------------------
Net pension expense                                   $1,341         $1,184         $4,024         $3,553
---------------------------------------------------------------------------------------------------------------

         Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. The net pension expense for nonqualified plan benefits was approximately $.2 million for the third quarters of 2004 and 2003 and $.6 million year-to-date in 2004 and $.5 million in the comparable period in 2003.

Health and Welfare Plans
         Whitney maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
         Whitney recognized a net periodic expense for postretirement benefits of approximately $.2 million in the third quarter of 2004 and $.5 million in the third quarter of 2003. Year-to-date expense through September 30 was $1.3 million in 2004 and $1.4 million in 2003. None of the individual components of the net periodic expense was individually significant for any period.
         As discussed in Note 11, Whitney elected to defer recognizing the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Drug Act") in its accounting for postretirement health benefits, pending authoritative guidance on the accounting for the federal subsidy introduced by the act. This guidance has been issued and was implemented effective with the quarter ended September 30, 2004. The impact was immaterial.

NOTE 5 - STOCK-BASED INCENTIVE COMPENSATION
         Whitney maintains incentive compensation plans that incorporate stock-based compensation. The plans for both key employees and directors have been approved by the Company's shareholders, including the new long-term incentive plan for key employees that was approved at the Company's annual meeting in April 2004. The new employee plan provides for substantially the same types of stock-based compensation awards as earlier plans and authorizes the issuance of up to 2,600,000 Whitney common shares, plus any unused authorized shares from the most recent prior plan, to satisfy awards.
         During June 2004, annual stock-based compensation awards were made under each of these plans as follows:

-----------------------------------------------------------------------------------------------------------
                                                             Stock Grants            Stock Option Awards
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)           Shares    Market Value      Shares   Exercise Price
-----------------------------------------------------------------------------------------------------------
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

         Compensation expense for stock grants, initially measured as the market value of the shares awarded on the grant date, is recognized ratably over the restriction period, if any. The expense for employee grants is re-measured periodically to reflect changes in the expected performance adjustment and in the market value of the Company's stock, and any difference from the previous measurement is recognized prospectively.
         The stock options are fixed awards. The exercise price for options is set at the market price for Whitney's stock on the grant date. All options are fully exercisable after six months from the grant date and expire after ten years. Unexercised options can expire earlier if a recipient terminates service with the Company.
         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As provided for in SFAS No. 123, however, the Company elected to continue to follow Accounting Principles Board Opinion ("APB") No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. Under this Opinion, Whitney recognizes no compensation expense with respect to fixed awards of stock options. The Company grants options with an exercise price equal to the stock's market price. As such, the options had no intrinsic value on the award date, which is also the measurement date for compensation expense under APB No. 25. The compensation expense recognized under APB No. 25 for the Company's performance-based restricted stock grants reflects their fair value, but the timing of when fair value is determined and the method of allocating expense over time differ in certain respects from what is required under SFAS No. 123, as amended.
         The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to both measure and recognize stock-based compensation expense for all awards.

---------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended           Nine Months Ended
                                                             September 30                 September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)             2004         2003             2004         2003
---------------------------------------------------------------------------------------------------------------
Net income                                              $22,078      $27,502          $70,139      $74,722
Stock-based compensation expense included
  in net income, net of related tax effects               1,282          937            4,263        2,779
Stock-based compensation expense determined
  under SFAS No. 123, net of related tax effects           (981)        (803)          (7,223)      (5,189)
---------------------------------------------------------------------------------------------------------------
Pro forma net income                                    $22,379      $27,636          $67,179      $72,312
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                   $.54         $.69            $1.73        $1.87
     Basic - pro forma                                      .55          .69             1.66         1.81
     Diluted - as reported                                  .53          .68             1.71         1.85
     Diluted - pro forma                                    .54          .68             1.63         1.79
---------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options awarded                -            -            $9.96        $6.55
---------------------------------------------------------------------------------------------------------------

         The fair values of the stock options were estimated as of the grant dates using the Black-Scholes option-pricing model. The estimated option value totaled $4.9 million for the 2004 awards and $3.0 million for the 2003 awards. If expensed, the after-tax impact would have been to reduce net income by $4.2 million in 2004 and $2.6 million in 2003. The full impact for each year is reflected in year-to-date pro forma information in the table above. The Company made the following significant assumptions in applying the option-pricing model: (a) a weighted-average expected annualized volatility for Whitney's common stock of 24.97% in 2004 and 25.55% in 2003; (b) a weighted-average option life of 6.86 years in 2004 and 7.00 years in 2003; (c) an expected annual dividend yield of 3.23% in 2004 and 3.56% in 2003; and (d) a weighted-average risk-free interest rate of 4.44% in 2004 and 3.01% in 2003.

NOTE 6 - CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney's financial condition, results of operations or cash flows.

NOTE 7 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized on the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.
         Commitments under loan facilities, including credit card and related lines, obligate the Bank to make loans to customers as long as there is no violation of the conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' commercial or public financing arrangements and to help customers demonstrate the financial capacity required to obtain essential goods and services. The majority of standby letters of credit at September 30, 2004 have a term of one year or less.
         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. Because loan commitments and letters of credit may, and many times do, expire without being drawn upon, however, the contractual amounts should not be understood to represent expected future funding requirements. The Bank follows its standard credit policies in making loan commitments and financial guarantees and requires collateral support if warranted. The collateral required could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.
         A summary of off-balance-sheet financial instruments follows:

-------------------------------------------------------------------------------------
                                                        September 30      December 31
(dollars in thousands)                                      2004             2003
-------------------------------------------------------------------------------------
Commitments to extend credit - revolving                 $1,581,841       $1,410,555
Commitments to extend credit - nonrevolving                 422,763          355,076
Credit card and related lines                               430,143          388,902
Standby and other letters of credit                         328,306          292,558
-------------------------------------------------------------------------------------

NOTE 8 - EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share were as follows:

---------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended             Nine Months Ended
                                                              September 30                  September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)             2004            2003           2004            2003
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                         $22,078         $27,502        $70,139         $74,722
     Effect of dilutive securities                          -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $22,078         $27,502        $70,139         $74,722
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted-average shares outstanding             40,969,394      39,993,350     40,490,366      39,882,839
     Effect of potentially dilutive securities
       and contingently issuable shares                 581,630         389,697        641,462         437,595
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      41,551,024      40,383,047     41,131,828      40,320,434
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.54            $.69          $1.73           $1.87
     Diluted                                                .53             .68           1.71            1.85
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                              488,450         162,750        164,005         463,824
---------------------------------------------------------------------------------------------------------------

NOTE 9 - STOCK REPURCHASE PROGRAM
         In October 2004, the Board of Directors authorized the Company to repurchase up to 1.75 million shares of its common stock. This represents approximately 4.2% of shares outstanding as of September 30, 2004. The repurchase program is authorized for one year, beginning October 27, 2004.

NOTE 10 - COMPREHENSIVE INCOME
         Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. Whitney's comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended          Nine Months Ended
                                                               September 30                 September 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     2004           2003         2004           2003
-------------------------------------------------------------------------------------------------------------
Net income                                               $22,078        $27,502      $70,139        $74,722
Other comprehensive income:
  Unrealized holding gain (loss) on securities,
    net of reclassification adjustments and taxes         20,837        (12,535)      (8,207)       (15,648)
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                     $42,915        $14,967      $61,932        $59,074
-------------------------------------------------------------------------------------------------------------

NOTE 11 - ACCOUNTING PRONOUNCEMENTS
         In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised version of SFAS No. 132. This revised statement added to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003. The revised statement also introduced a requirement for certain interim disclosures that are included in Note 4. Both the original and the revised statements address disclosure only and do not address accounting measurement or recognition for benefit obligations.
         Also related to postretirement benefits, the FASB issued staff positions in January and May of 2004 in response to certain accounting issues raised by the enactment of the Medicare Drug Act. The most significant issue concerned how and when to account for the federal subsidy to plan sponsors that is provided for in the act. As allowed for in the initial staff position, Whitney elected to defer recognizing the impact of this new legislation in its accounting for postretirement health benefits until authoritative guidance on the accounting for the federal subsidy was issued. The staff position issued in May provided the authoritative guidance that was effective for the Company's third quarter of 2004. The impact of applying this guidance was immaterial.
         The SEC issued Staff Accounting Bulletin ("SAB") 105 in early March 2004 to communicate its view that the fair value recognized for a loan commitment accounted for as a derivative instrument should not incorporate expected cash flows related to servicing. The provisions of SAB 105 must be applied to loan commitments entered into after March 31, 2004. Applying the guidance in SAB 105 did not impact Whitney's financial condition or results of operations.
         The Emerging Issues Task Force reached a consensus in March 2004 on a model to be used to determine if the impairment of certain debt and equity securities and cost method investments should be considered other than temporary and an impairment loss recognized. The model was to be applied prospectively in interim or annual reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional implementation guidance and delayed the effective date for applying the model until the proposed guidance is finalized. The eventual impact of applying this model on Whitney's financial condition or results of operations cannot be determined until the final guidance is released.
         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3 to address the accounting for differences between contractual cash flows and expected cash flows from loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits the "carrying over" or creation of valuation allowances in the initial accounting for all acquired loans that are within its scope. It also specifies how these differences impact the yield subsequently recognized on these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004 and does not change the accounting for loans previously acquired.

                                     WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                               SELECTED FINANCIAL DATA
                                                    (Unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                                               Nine Months Ended
                                                     Third        Second         Third           September 30
                                                    Quarter       Quarter       Quarter   ----------------------------
(dollars in thousands, except per share data)         2004          2004          2003          2004          2003
----------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
Total assets                                       $8,072,040    $7,789,126    $7,310,341    $8,072,040    $7,310,341
Earning assets                                      7,463,380     7,221,846     6,747,540     7,463,380     6,747,540
Loans                                               5,380,023     5,139,549     4,669,536     5,380,023     4,669,536
Investment securities                               2,042,615     2,063,826     1,972,175     2,042,615     1,972,175
Deposits                                            6,490,808     6,340,782     5,964,257     6,490,808     5,964,257
Shareholders' equity                                  919,999       842,724       831,045       919,999       831,045
----------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
Total assets                                       $7,882,497    $7,782,108    $7,293,393    $7,795,897    $7,187,081
Earning assets                                      7,309,316     7,253,932     6,772,338     7,246,325     6,670,593
Loans                                               5,231,828     5,069,304     4,620,970     5,069,875     4,549,576
Investment securities                               2,052,769     2,149,211     1,974,230     2,148,849     1,982,290
Deposits                                            6,440,765     6,248,685     5,949,378     6,270,394     5,870,668
Shareholders' equity                                  882,744       862,016       822,678       866,804       819,578
----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Interest income                                       $90,472       $85,665       $83,856      $262,677      $254,278
Interest expense                                       10,286         9,306         9,573        28,942        34,679
Net interest income                                    80,186        76,359        74,283       233,735       219,599
Net interest income (TE)                               81,725        77,869        75,696       238,265       223,769
Provision for loan losses                                   -         2,000        (4,000)            -        (3,500)
Noninterest income                                     20,053        21,391        23,538        62,351        68,159
  Net securities gains in noninterest income               68             -           863            68           863
Noninterest expense                                    68,261        64,272        61,332       194,559       181,271
Net income                                             22,078        21,903        27,502        70,139        74,722
----------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                                 1.11%         1.13%         1.50%         1.20%         1.39%
Return on average shareholders' equity                   9.95         10.22         13.26         10.81         12.19
Net interest margin                                      4.46          4.31          4.45          4.39          4.48
Average loans to average deposits                       81.23         81.13         77.67         80.85         77.50
Efficiency ratio                                        67.11         64.75         62.35         64.73         62.28
Allowance for loan losses to loans                       1.02          1.10          1.31          1.02          1.31
Nonperforming assets to loans plus foreclosed assets
  and surplus property                                    .53           .68           .73           .53           .73
Net annualized charge-offs to average loans               .33           .25           .07           .19           .04
Average shareholders' equity to average assets          11.20         11.08         11.28         11.12         11.40
Shareholders' equity to total assets                    11.40         10.82         11.37         11.40         11.37
Leverage ratio                                          10.05         10.03         10.04         10.05         10.04
----------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
Earnings Per Share
  Basic                                                  $.54          $.54          $.69         $1.73         $1.87
  Diluted                                                 .53           .53           .68          1.71          1.85
Dividends
  Cash dividends per share                               $.33          $.33          $.30          $.99          $.90
  Dividend payout ratio                                 62.74%        61.48%        44.01%        58.04%        48.50%
Book Value Per Share                                   $21.92        $20.65        $20.59        $21.92        $20.59
Trading Data
  High price                                           $45.18        $44.79        $35.74        $45.18        $35.74
  Low price                                             39.90         39.52         31.94         39.52         31.62
  End-of-period closing price                           42.00         44.67         34.00         42.00         34.00
  Trading volume                                    4,828,742     3,328,548     5,300,892    11,645,889    19,847,169
Average Shares Outstanding
  Basic                                            40,969,394    40,304,997    39,993,350    40,490,366    39,882,839
  Diluted                                          41,551,024    40,978,580    40,383,047    41,131,828    40,320,434
----------------------------------------------------------------------------------------------------------------------
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the "Company" or "Whitney") from December 31, 2003 to September 30, 2004 and on their results of operations during the third quarters of 2004 and 2003 and during the nine-month periods through September 30 in each year. Nearly all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the "Bank"). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company's 2003 annual report on Form 10-K.
         Certain financial information for prior periods has been reclassified to conform to the current presentation.

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

OVERVIEW
         Whitney earned $22.1 million for the quarter ended September 30, 2004, or $.54 per basic share and $.53 per diluted share. Several significant expense items, which are discussed in more detail below and in the discussion of the results of operations, impacted the results for the period. These items totaled approximately $2.7 million pretax ($1.8 million after tax or $.04 per share). For the third quarter of 2003, Whitney reported net income of $27.5 million, or $.69 per basic share and $.68 per diluted share, including the positive impact of a $4 million pretax negative provision for loan losses ($2.6 million after tax or $.07 per share). Year-to-date earnings of $70.1 million in 2004 were 6% below the comparable period in 2003. Year-to-date per share earnings were $1.73 per basic share and $1.71 per diluted share in 2004, each approximately 8% lower than in 2003.
         Selected third quarter highlights follow:
         o Earning assets in the third quarter of 2004 were on average 8% higher than in 2003's third quarter. Average total loans, excluding loans originated for sale, have grown consistently throughout 2003 and 2004 and were up 13% in the current year's third quarter compared to the year-earlier period. The acquisition of Madison Bank in August 2004 contributed approximately 2% to the growth in average loans. The growth in earning assets compared to the third quarter of 2003 was largely matched by 8% growth in average deposits, approximately 2% of which was related to the Madison Bank acquisition and a branch acquisition in 2004's second quarter.
         o Whitney's net interest income (TE) for the third quarter of 2004 increased $6.0 million, or 8%, compared to the third quarter of 2003, consistent with the growth in average earning assets. The net interest margin (TE) was 4.46% for the third quarter of 2004, slightly higher than the year-earlier period.
         o Whitney made no provision for loan losses in the third quarter of 2004. There was a $4 million negative provision in the third quarter of 2003. Net-charge offs totaled $4.3 million in the third quarter of 2004, compared to $.8 million in the third quarter of 2003. Charge-offs and collections during the third quarter of 2004 led to a $6.9 million reduction in nonperforming loans from the end of 2004's second quarter, and the loss allowance required for impaired loans decreased $4.1 million over this period.
         o Noninterest income decreased 15%, or $3.5 million, from the third quarter of 2003. Fee income from Whitney's secondary mortgage market operations was down $2.2 million as a marked slowdown in refinancings led to a sharp reduction in production compared to the third quarter of 2003. There was also a $.8 million decrease in gains realized on securities transactions.
         o Noninterest expense increased 11%, or $6.9 million, from 2003's third quarter. Several significant expense items impacted the most recent quarter, including a $1.6 million loss on the abandonment of certain noncancelable facility leases, $.5 million in costs to convert Madison Bank's systems, and a $.6 million casualty loss for hurricane damage. Storm-related disruptions to banking operations were minimal. These items and other incremental costs associated with Madison Bank operations totaled nearly half of the overall increase in noninterest expense. Personnel expense was up 5%, or $1.7 million, in total, including $.4 million associated with Madison Bank.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES
Loan Portfolio Developments
         Total loans increased $497 million, or 10%, from year-end 2003 to the end of 2004's third quarter, and were up 15%, or $710 million, from the end of 2003's third quarter. Approximately $189 million of loans was acquired with Madison Bank in the third quarter of 2004. The loan portfolio has grown consistently throughout 2003 and 2004, although the rate of internal growth slowed somewhat in the most recent quarterly period. New customer development and demand from Whitney's established customer base for commercial, commercial real estate and real estate construction loans has accounted for most of the increase. Table 1, which is based on regulatory reporting codes for banks, shows loan balances at September 30, 2004 and at the end of the four prior quarters.

TABLE 1.  LOANS
---------------------------------------------------------------------------------------------------------------
                                                     2004                                      2003
------------------------------------------------------------------------------  -------------------------------
(dollars in thousands)            September 30       June 30         March 31        December 31   September 30
---------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural                   $2,263,882      $2,276,942      $2,203,213        $2,213,207     $2,041,629
Real estate  -  commercial,
    construction and other          2,104,184       1,882,044       1,821,445         1,726,212      1,705,289
Real estate  -
    residential mortgage              684,303         658,187         628,331           619,869        610,795
Individuals                           327,654         322,376         331,176           323,322        311,823
---------------------------------------------------------------------------------------------------------------
    Total loans                    $5,380,023      $5,139,549      $4,984,165        $4,882,610     $4,669,536
---------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, increased 2%, or $51 million, between year-end 2003 and September 30, 2004. This portfolio sector grew 11%, or $222 million, from the end of 2003's third quarter. The Madison Bank acquisition had little impact on this portfolio segment. Overall the portfolio has remained diversified, with customers in a wide range of industries, including oil and gas exploration and production, marine transportation, wholesale and retail trade in and the manufacture of various durable and nondurable products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2003.
         Loans outstanding to oil and gas industry customers totaled $483 million, or approximately 9% of total loans at the end of 2004's third quarter, down from 10% at year-end 2003. The total at September 30, 2004 was up $66 million from the end of the year-earlier quarter. The major portion of Whitney's customer base provides transportation and other services and products to support exploration and production activities, although market conditions have increased lending opportunities in the exploration and production sector.
         Outstanding balances under participations in larger shared-credit loan commitments totaled $346 million at the end of 2004's third quarter, including approximately $121 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.

         The commercial real estate portfolio, which includes construction loans and loans secured by properties used in commercial or industrial operations, grew 22%, or $378 million, from December 31, 2003, and has increased 23%, or $399 million, since the end of the third quarter of 2003. $222 million of this growth occurred in the third quarter of 2004, almost two-thirds of which related to the Madison Bank acquisition. Whitney has been able to develop new business in this highly competitive market, including increased activity at its Houston operations, and the Company continues to finance new projects for its well-established customer base.
         The residential mortgage loan portfolio has shown moderate growth beginning with the fourth quarter of 2003. Whitney has increased the promotion of tailored mortgage products that are held in the portfolio, although it continues to sell most conventional residential mortgage loan production in the secondary market. The Madison Bank acquisition accounted for most of the growth in this portfolio segment during the third quarter of 2004.

Credit Risk Management and Allowance for Loan Losses
         Whitney manages credit risk mainly through adherence to consistent underwriting and loan administration standards established by its Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company. Lending officers are responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines. An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting process.
         Management's evaluation of credit risk in the loan portfolio is ultimately reflected in the estimate of probable losses inherent in the portfolio that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to expense. The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.
         The recorded allowance encompasses three elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company.
         Criticized loans are credits with above-average weaknesses as identified through the internal risk-rating process. The total of criticized loans would have decreased approximately $7 million during the third quarter of 2004 absent the impact of the Madison Bank acquisition. Including Madison Bank's loans, the total of criticized loans at September 30, 2004 was up $11 million from June 30, 2004. No Madison Bank loans were rated as having doubtful prospects for full repayment, and the total of loans classified as doubtful decreased $5 million for the third quarter of 2004, to $18 million at quarter end. This reduction included a $3.2 million charge-off from one commercial credit that had been first identified as impaired in the second quarter of 2004 after unexpected developments. Charge-offs and collections also led to a $7 million decrease in the total of nonperforming loans from the end of 2004's second quarter, as shown in Table 2. There were no significant additions to loans rated doubtful or to nonperforming loans during the most recent quarter. Loans rated as having well-defined weaknesses that would likely result in some loss if not corrected increased $4 million during the third quarter of 2004, to a total of $83 million at quarter end. Loans warranting special attention totaled $73 million at the end of the current quarter, up $12 million from June 30, 2004.

TABLE 2.  NONPERFORMING ASSETS
--------------------------------------------------------------------------------------------------------------
                                                                2004                             2003
------------------------------------------------------------------------------------- ------------------------
                                                   September     June        March        December   September
(dollars in thousands)                                 30         30           31            31         30
--------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis           $25,659     $32,560     $25,095       $26,776     $30,533
Restructured loans                                       61          74          98           114         215
--------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         25,720      32,634      25,193        26,890      30,748
Foreclosed assets and surplus property                2,950       2,450       2,812         3,490       3,255
--------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                       $28,670     $35,084     $28,005       $30,380     $34,003
--------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                $4,814      $2,986      $3,653        $3,385      $2,725
--------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property        .53%        .68%        .56%          .62%        .73%
   Allowance for loan losses to
     nonperforming loans                             212.33      172.97      228.65        221.18      199.69
   Loans 90 days past due still accruing to
     loans                                              .09         .06         .07           .07         .06
--------------------------------------------------------------------------------------------------------------

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended           Nine Months Ended
                                                               September 30                September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     2004          2003           2004         2003
---------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                       $56,447       $66,243        $59,475      $66,115
Allowance of acquired banks                                2,461           -            2,461          -
Provision for loan losses charged to operations              -          (4,000)           -         (3,500)
Loans charged to the allowance:
     Commercial, financial and agricultural               (4,369)       (1,241)        (8,030)      (6,059)
     Real estate - commercial, construction and other        (72)         (396)          (248)        (694)
     Real estate - residential mortgage                     (238)         (209)          (486)        (532)
     Individuals                                            (637)         (582)        (2,045)      (1,999)
---------------------------------------------------------------------------------------------------------------
         Total charge-offs                                (5,316)       (2,428)       (10,809)      (9,284)
---------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural                  601           429          2,063        1,563
     Real estate - commercial, construction and other         30           652             95        3,291
     Real estate - residential mortgage                       75            33            178        1,780
     Individuals                                             313           472          1,148        1,436
---------------------------------------------------------------------------------------------------------------
         Total recoveries                                  1,019         1,586          3,484        8,070
---------------------------------------------------------------------------------------------------------------
Net charge-offs                                           (4,297)         (842)        (7,325)      (1,214)
---------------------------------------------------------------------------------------------------------------
Balance at the end of period                             $54,611       $61,401        $54,611      $61,401
---------------------------------------------------------------------------------------------------------------
Ratios:

     Net annualized charge-offs to average loans             .33%          .07%           .19%         .04%
     Gross annualized charge-offs to average loans           .41           .21            .28          .27
     Recoveries to gross charge-offs                       19.17         65.32          32.23        86.92
     Allowance for loan losses to loans at period end       1.02          1.31           1.02         1.31
---------------------------------------------------------------------------------------------------------------

         The allowance for criticized loans considered impaired under SFAS No. 114 decreased $4.1 million during the third quarter of 2004, although the net impact of all changes in criticized loans was to reduce the corresponding allowance by $2.9 million for the period. The overall allowance for loan losses determined as of September 30, 2004 was $1.8 million lower than the level at June 30, 2004. Management's regular quarterly reassessment of loss experience factors and the consideration of general economic and other qualitative risk factors had a minimal impact. The $188 million in total loans acquired with Madison Bank carried a $2.5 million allowance for loan losses.
         Table 3 compares third quarter and year-to-date activity in the allowance for loan losses for 2004 with the comparable periods of 2003. There have been no significant trends related to industries or markets underlying the Company's charge-off and recovery activity or the changes in its nonperforming assets.

INVESTMENT SECURITIES
         The portfolio of investment securities was maintained at a fairly stable level during most of 2003 as funds from deposit growth and reductions in liquidity investments and other earning assets were available to support steady loan growth. Toward the end of 2003, management executed a strategy, in response to market conditions, to invest in advance of the paydowns and prepayments on securities expected in 2004, and the portfolio increased $309 million during the fourth quarter of 2003. This strategy has been unwinding as planned during 2004, and the portfolio total of $2.04 billion at September 30, 2004 was down 10%, or $239 million, compared to December 31, 2003, with proceeds supporting loan growth. The average investment securities portfolio in the third quarter of 2004 was up 4%, or $79 million, from the year-earlier period.
         The composition of the average portfolio and effective yields are shown in Table 7. Whitney has increased the proportion of both mortgage-backed securities and state and municipal obligations in the portfolio, and the duration of the portfolio increased to 3.2 years at both September 30, 2004 and year-end 2003 from 2.9 years at September 30, 2003. The duration of the portfolio at September 30, 2004 would extend to 3.8 years assuming an immediate 300 basis point increase in market rates, according to the Company's asset/liability management model. Duration provides a measure of the sensitivity of the portfolio's fair value to changes in interest rates.
         Securities available for sale constituted 89% of the total investment portfolio at September 30, 2004. There was a minor net unrealized loss on this portfolio segment at quarter end. At year-end 2003, there was a net unrealized gain of $13 million, largely concentrated in mortgage-backed securities. The net unrealized gain or loss will vary based on overall changes in market rates, shifts in the slope of the yield curve, movement in spreads to the yield curve for different types of securities, and changing expectations about the timing of cash flows on securities that can be prepaid.
         Management monitors securities that are subject to possible credit deterioration, such as obligations of states and political subdivisions, for signs that contractual obligations may not be met and that there may be value impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. No impairment losses were recognized in the first nine months of 2004 or 2003.

         The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
         Deposits at September 30, 2004 were up 5%, or $332 million, from the level at year-end 2003. Compared to September 30, 2003, deposits were up 9%, or $527 million. Deposits at the locations acquired with Madison Bank in August 2004 and the branch purchase in June 2004 contributed approximately 3% to each of these growth rates. Short-term and other borrowings decreased 2%, or $11 million, from year-end 2003, but were up 31%, or $139 million, compared to the year-earlier quarter.
         Continued demand for deposit products and appropriate deposit-pricing strategies helped maintain a favorable mix of deposits through the first nine months of 2004. Table 4 presents the composition of deposits at September 30, 2004 and at the end of the previous four quarters.

TABLE 4. DEPOSITS
---------------------------------------------------------------------------------------------------------------
                                                      2004                                     2003
------------------------------------------------------------------------------  -------------------------------
(dollars in thousands)            September 30       June 30        March 31         December 31   September 30
---------------------------------------------------------------------------------------------------------------
Noninterest-bearing
   demand deposits                 $2,008,634      $1,952,420      $1,937,379        $1,943,248     $1,815,163
NOW account deposits                  818,677         823,298         860,650           827,360        708,682
Money market deposits               1,353,702       1,343,645       1,373,574         1,396,420      1,407,112
Savings deposits                      691,402         644,783         620,087           585,943        564,322
Other time deposits                   729,410         715,594         730,186           745,478        773,321
Time deposits $100,000
   and over                           888,983         861,042         776,514           660,133        695,657
---------------------------------------------------------------------------------------------------------------
    Total deposits                 $6,490,808      $6,340,782      $6,298,390        $6,158,582     $5,964,257
---------------------------------------------------------------------------------------------------------------

         The deposits from recent acquisitions accounted for most of the 3%, or $119 million, growth in total lower-cost deposits from year-end 2003. Lower-cost deposits, which exclude time deposits, were 8%, or $377 million, higher than the end of the third quarter of 2003, with noninterest-bearing demand deposits up 11% and deposits in lower-cost interest-bearing products up 7%. Lower-cost deposits remained at approximately three-quarters of total deposits over this period, and noninterest-bearing demand deposits were steady at close to 31% of total deposits.
         Higher-cost time deposits were up 15%, or $213 million, from year-end 2003, and have increased 10%, or $149 million from the end of 2003's third quarter. Acquired deposits contributed $69 million to these totals, including approximately $28 million of time deposits of $100,000 and over. The increase in time deposits of $100,000 and over in 2004 also reflected the addition of competitively bid public funds and temporary excess funds of certain larger commercial customers, partly as an alternative to other short-term borrowings. Public fund time deposits totaled $194 million at September 30, 2004, up $103 million from year-end 2003 and $97 million from September 30, 2003. Public funds also factored into the fluctuations in NOW deposits from the third quarter of 2003 through the end of 2004's second quarter. The Bank received an unexpected $80 million commercial deposit at the end of 2004's first quarter that was held briefly in a NOW account.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         Shareholders' equity totaled $920 million at September 30, 2004, which represented an increase of $80 million from the end of 2003. The 1.03 million shares issued in the acquisition of Madison BancShares, Inc. in August 2004 were valued at $42 million. During the first nine months of 2004, Whitney retained $29 million of earnings, net of dividends declared, and recognized $15 million in additional equity from activity in stock-based compensation plans for employees and directors, including option exercises. There was an $8 million decrease in other comprehensive income for the first nine months of 2004 representing an unrealized net holding loss on securities available for sale. The Company paid 58% of its earnings for the first nine months of 2004 in dividends, up from the 50% payout ratio for the full year in 2003.
         The ratios in Table 5 indicate that the Company remained strongly capitalized at September 30, 2004. The increase in risk-weighted assets since year-end 2003 resulted mainly from an increase in loans, including those acquired with Madison Bank, and, to a lesser degree, from growth in off-balance-sheet obligations, such as loan facilities and letters of credit, which are converted to assets for the risk-based capital calculations. Goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets. These intangible assets, however, are also deducted in determining regulatory capital and serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                      September 30           December 31
(dollars in thousands)                                    2004                  2003
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                              $778,155              $739,236
Tier 2 regulatory capital                                54,611                59,475
--------------------------------------------------------------------------------------------
   Total regulatory capital                            $832,766              $798,711
--------------------------------------------------------------------------------------------
Risk-weighted assets                                 $6,285,540            $5,777,094
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)            10.05%                10.13%
   Tier 1 capital to risk-weighted assets                 12.38                 12.80
   Total capital to risk-weighted assets                  13.25                 13.83
   Shareholders' equity to total assets                   11.40                 10.84
--------------------------------------------------------------------------------------------

         The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency.

LIQUIDITY MANAGEMENT AND CONTRACTUAL OBLIGATIONS
Liquidity Management
         The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.
         On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on Deposits and Borrowings discusses changes in these liability funding sources in the third quarter of 2004. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.
         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2004 and 2003.
         As noted earlier, continued high levels of funds available in the Bank's customer deposit base helped support increased loan production and overall growth in earning assets during 2003 and into the third quarter of 2004. Management anticipates that some of this funds availability will moderate with increased economic activity, renewed confidence in the capital markets and rising market interest rates and has factored this possibility into its liquidity projections and modeling parameters.
         At September 30, 2004, Whitney Holding Corporation had approximately $161 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases, or other corporate uses, before consideration of any future dividends that may be received from the Bank. In October 2004, the Board of Directors authorized the Company to repurchase up to 1.75 million shares of its common stock over a one-year period beginning October 27, 2004. Based on Whitney's closing stock price at September 30, 2004, the total cash outlay to complete the repurchase program would be approximately $74 million. In October 2004, Whitney announced an agreement to acquire Destin Bancshares, Inc. for stock and cash in a transaction expected to close in the first half of 2005. The cash component of the purchase price will total approximately $58 million.

Contractual Obligations
         Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations were scheduled in Whitney's annual report on 10-K for the year ended December 31, 2003. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. The Company and the Bank have no significant long-term borrowings. There have been no material changes in contractual obligations from year-end 2003 through the end of 2004's third quarter.

OFF-BALANCE SHEET ARRANGEMENTS
         As a normal part of it business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. The most significant off-balance-sheet obligations are the Bank's commitments under traditional credit-related financial instruments. Table 6 schedules these commitments as of September 30, 2004 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6.  CREDIT-RELATED COMMITMENTS
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                              Commitments expiring by period from September 30, 2004
----------------------------------------------------------------------------------------------------------------
                                                               Less than        1 - 3        3 - 5    More than
                                                      Total       1 year        years        years      5 years
----------------------------------------------------------------------------------------------------------------
Loan commitments - revolving                     $1,581,841   $1,183,813     $262,502     $134,787         $739
Loan commitments - nonrevolving                     422,763      199,964      222,799            -            -
Credit card and personal credit lines               430,143      430,143            -            -            -
Standby and other letters of credit                 328,306      256,317       71,989            -            -
----------------------------------------------------------------------------------------------------------------
   Total                                         $2,763,053   $2,070,237     $557,290     $134,787         $739
----------------------------------------------------------------------------------------------------------------

         Revolving loan commitments are issued to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract. Many such commitments are used only partially or not at all before they expire. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates, and many lines remain partly or wholly unused. Unfunded balances on revolving loan commitments and credit lines should not be used to project actual future liquidity requirements. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Expectations about the level of draws under all credit-related commitments are incorporated into the Company's liquidity and asset/liability management models.
         Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors. The Bank has historically had minimal calls to perform under standby agreements.

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at the end of 2004's third quarter indicated that Whitney continued to be moderately asset sensitive over the near term, similar to its position at year-end 2003. Based on these simulations, annual net interest income (TE) would be expected to increase $17.1 million, or 5.1%, and decrease $26.6 million, or 7.9%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The comparable simulation run at year-end 2003 produced results that ranged from a positive impact on net interest income (TE) of $14.7 million, or 4.7%, to a negative impact of $15.4 million, or 5.0%. The actual impact that changes in interest rates have on net interest income will depend on many factors. These include Whitney's ability to achieve growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Whitney's net interest income (TE) increased $6.0 million, or 8%, in the third quarter of 2004 compared to the third quarter of 2003, consistent with the growth in average earning assets between these periods. Third quarter net interest income (TE) in 2004 was $3.9 million, or 5%, higher than in the current year's second quarter on average earning asset growth of 1%.
         As noted earlier, Whitney is moderately asset sensitive, which implies that its net interest margin would tend to widen in a rising rate environment, holding other factors constant, but tend to compress in a declining rate environment. The net interest margin (TE) is net interest income (TE) as a percent of average earning assets. Whitney's net interest margin (TE) was 4.46% in 2004's third quarter, slightly higher than the year-earlier quarter, and up 15 basis points from 2004's second quarter. Tables 7 and 8 provide details on the components of the Company's net interest income (TE) and net interest margin
(TE).
         The overall yield on average earning assets for the third quarter of 2004 was unchanged from the third quarter of 2003, but has improved 18 basis points from 2004's second quarter, reflecting both rising benchmark rates for the significant variable-rate segment of Whitney's loan portfolio and an increase in the percentage of loans in the earning asset mix. A further shift to variable pricing within the loan portfolio and the concentration of loan growth in high-quality commercial credits contributed to a 10 basis point decline in loan yields between the third quarters of 2003 and 2004. This trend also positioned the portfolio for more rapid yield improvement with rising short-term market interest rates, as was evident in the 21 basis point increase in loan yields from the second to the third quarter of 2004. The addition of the Madison Bank portfolio in the third quarter of 2004 also had a small favorable impact on loan yields. The yield on the largely fixed-rate investment portfolio is less responsive to changes in market rates and the overall investment portfolio yield has fluctuated within a narrow range from the third quarter of 2003 through the current year's third quarter.
         There was a moderate favorable shift in the earning asset mix in the third quarter of 2004, prompted in part by the Madison Bank acquisition. Average loans, including loans held for sale, increased to 72% of total earning assets from 69% in the third quarter of 2003 and 70% in 2004's second quarter. Investment securities were 28% of average earning assets in the most recent quarter, down slightly from 29% in the year-earlier period and 30% in the second quarter of 2004.
         Funding costs for the third quarter of 2004 were on the whole little changed from both the third quarter of 2003 and 2004's second quarter. The overall cost of interest-bearing deposits decreased 3 basis points compared to the third quarter of 2003 and was up 6 basis points from 2004's second quarter. The rate on time deposits in 2004's third quarter was down 17 basis points from the year-earlier period, but was 10 basis points higher than in the second quarter of 2004. The recent increase mainly reflects a higher level of public funds deposits and the cost of deposits acquired with Madison Bank. The overall rate on other interest-bearing deposits was relatively stable, having risen only 3 basis points between the third quarters of 2003 and 2004.

TABLE 7.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
--------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                    Third Quarter 2004          Second Quarter 2004          Third Quarter 2003
--------------------------------------------------------------------------------------------------------------------------
                                      Average                      Average                       Average
                                      Balance   Interest  Rate     Balance    Interest Rate      Balance  Interest   Rate
--------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)                   $5,244,833   $69,185  5.25%  $5,086,100    $63,729 5.04%   $4,697,344  $63,360   5.35%
--------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities           1,324,322    14,589  4.41    1,397,338     15,087 4.32     1,061,425   11,382   4.29
U.S. agency securities                 325,303     2,682  3.30      346,237      2,822 3.26       460,044    4,449   3.87
U.S. Treasury securities               120,398     1,255  4.15      131,146      1,364 4.18       209,897    1,980   3.74
Obligations of states and political
     subdivisions (TE)                 248,670     3,941  6.34      240,969      3,842 6.38       201,740    3,425   6.79
Other securities                        34,076       318  3.73       33,521        285 3.40        41,124      414   4.03
--------------------------------------------------------------------------------------------------------------------------
     Total investment securities     2,052,769    22,785  4.44    2,149,211     23,400 4.36     1,974,230   21,650   4.38
--------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments             11,714        41  1.39       18,621         46  .99       100,764      259   1.02
--------------------------------------------------------------------------------------------------------------------------
     Total earning assets            7,309,316   $92,011  5.01%   7,253,932    $87,175 4.83%    6,772,338  $85,269   5.01%
--------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                           630,448                      585,274                       587,646
Allowance for loan losses              (57,267)                     (57,098)                      (66,591)
--------------------------------------------------------------------------------------------------------------------------
     Total assets                   $7,882,497                   $7,782,108                    $7,293,393
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
         SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                $  811,827      $779   .38%  $  793,746    $   697  .35%   $  706,851  $   544    .31%
Money market deposits                1,369,703     2,276   .66    1,363,687      2,212  .65     1,416,716    2,299    .64
Savings deposits                       669,996       618   .37      634,595        489  .31       560,469      380    .27
Other time deposits                    732,506     2,425  1.32      720,801      2,290 1.28       790,238    3,236   1.62
Time deposits $100,000 and over        862,454     2,931  1.35      791,246      2,372 1.21       694,675    2,416   1.38
--------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
       deposits                      4,446,486     9,029   .81    4,304,075      8,060  .75     4,168,949    8,875    .84
--------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings        498,613     1,257  1.00      616,644      1,246  .81       457,508      698    .61
--------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities                   4,945,099   $10,286   .83%   4,920,719    $ 9,306  .76%    4,626,457  $ 9,573    .82%
--------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
     LIABILITIES AND
     SHAREHOLDERS' EQUITY
Demand deposits                      1,994,279                    1,944,610                     1,780,429
Other liabilities                       60,375                       54,763                        63,829
Shareholders' equity                   882,744                      862,016                       822,678
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
          shareholders' equity      $7,882,497                   $7,782,108                    $7,293,393
--------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)              $81,725  4.46%                $77,869 4.31%               $75,696   4.45%
Net earning assets and spread       $2,364,217            4.18%  $2,333,213            4.07%   $2,145,881            4.19%
Interest cost of funding earning
  assets                                                   .55%                         .52%                          .56%
--------------------------------------------------------------------------------------------------------------------------
(a)    Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b)    Includes loans held for sale.
(c)    Average balance includes nonaccruing loans of $30,416, 26,684, and $32,360, respectively, in the third and second quarters of 2004 and the third quarter of 2003.

TABLE 7.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Nine Months Ended             Nine Months Ended
(dollars in thousands)                                                September 30, 2004            September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Average                      Average
                                                                   Balance   Interest   Rate    Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)                                                $5,083,308  $196,107   5.15% $4,612,010  $191,259   5.54%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                                        1,386,270    45,589   4.38   1,140,588    37,487   4.38
U.S. agency securities                                              352,165     8,837   3.35     407,201    12,323   4.04
U.S. Treasury securities                                            136,468     4,168   4.08     194,940     5,465   3.75
Obligations of states and political
     subdivisions (TE)                                              239,725    11,494   6.39     193,417     9,819   6.77
Other securities                                                     34,221       895   3.49      46,144     1,443   4.17
------------------------------------------------------------------------------------------------------------------------------------
      Total investment securities                                 2,148,849    70,983   4.40   1,982,290    66,537   4.48
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments                                          14,168       117   1.10      76,293       652   1.14
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                                        7,246,325  $267,207   4.92%  6,670,593  $258,448   5.18%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                                        607,560                      583,351
Allowance for loan losses                                           (57,988)                     (66,863)
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                               $7,795,897                   $7,187,081
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
         SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                                             $  799,175  $  2,144    .36% $  697,697  $  2,257    .43%
Money market deposits                                             1,381,083     6,780    .66   1,400,583     9,041    .86
Savings deposits                                                    635,910     1,546    .32     550,867     1,777    .43
Other time deposits                                                 730,597     7,170   1.31     812,606    11,414   1.88
Time deposits $100,000 and over                                     784,451     7,419   1.26     682,221     8,080   1.58
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                             4,331,216    25,059    .77   4,143,974    32,569   1.05
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings                                     602,065     3,883    .86     435,354     2,110    .65
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                          4,933,281  $ 28,942    .78%  4,579,328  $ 34,679   1.01%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
      LIABILITIES AND
      SHAREHOLDERS' EQUITY
Demand deposits                                                   1,939,178                    1,726,694
Other liabilities                                                    56,634                       61,481
Shareholders' equity                                                866,804                      819,578
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
           shareholders' equity                                  $7,795,897                   $7,187,081
------------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                                          $238,265   4.39%             $223,769   4.48%
Net earning assets and spread                                    $2,313,044             4.14% $2,091,265             4.17%
Interest cost of funding earning assets                                                  .53%                         .70%
------------------------------------------------------------------------------------------------------------------------------------

 (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
 (b) Includes loans held for sale.
 (c) Average balance includes nonaccruing loans of $27,742 and $36,512, respectively, in the first nine months of 2004 and 2003.

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a)(b)
------------------------------------------------------------------------------------------------------------------------------
                                                   Third Quarter 2004 Compared to:             Nine Months Ended September 30,
                                          Second Quarter 2004            Third Quarter 2003          2004 Compared to 2003
                                       ------------------------------------------------------- -------------------------------
                                            Due to                       Due to                       Due to
                                          Change in       Total         Change in      Total         Change in      Total
                                       ----------------  Increase   ----------------  Increase   ----------------  Increase
(dollars in thousands)                 Volume     Rate  (Decrease)  Volume     Rate  (Decrease)  Volume     Rate  (Decrease)
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE)
Loans (TE)                             $2,336   $3,120    $5,456    $7,090  $(1,265)  $5,825    $18,735  $(13,887)  $ 4,848
------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities               (799)     301      (498)    2,888      319    3,207      8,080        22     8,102
U.S. agency securities                   (172)      32      (140)   (1,175)    (592)  (1,767)    (1,540)   (1,946)   (3,486)
U.S. Treasury securities                  (99)     (10)     (109)     (916)     191     (725)    (1,752)      455    (1,297)
Obligations of states and political
    subdivisions (TE)                     122      (23)       99       755     (239)     516      2,245      (570)    1,675
Other securities                            5       28        33       (67)     (29)     (96)      (335)     (213)     (548)
------------------------------------------------------------------------------------------------------------------------------
    Total investment securities          (943)     328      (615)    1,485     (350)   1,135      6,698    (2,252)    4,446
------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
    short-term investments                (20)      15        (5)     (287)      69     (218)      (514)      (21)     (535)
------------------------------------------------------------------------------------------------------------------------------
    Total interest income (TE)          1,373    3,463     4,836     8,288   (1,546)   6,742     24,919   (16,160)    8,759
------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
NOW account deposits                       18       64        82        88      147      235        302      (415)     (113)
Money market deposits                      16       48        64       (80)      57      (23)      (124)   (2,137)   (2,261)
Savings deposits                           30       99       129        83      155      238        248      (479)     (231)
Other time deposits                        47       88       135      (226)    (585)    (811)    (1,065)   (3,179)   (4,244)
Time deposits $100,000 and over           238      321       559       568      (53)     515      1,107    (1,768)     (661)
------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits       349      620       969       433     (279)     154        468    (7,978)   (7,510)
------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings          (258)     269        11        67      492      559        951       822     1,773
------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                 91      889       980       500      213      713      1,419    (7,156)   (5,737)
------------------------------------------------------------------------------------------------------------------------------
    Change in net interest income (TE) $1,282   $2,574    $3,856    $7,788  $(1,759)  $6,029    $23,500   $(9,004)  $14,496
------------------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes.  This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

The rate on short-term and other borrowings, which are more sensitive to market rate changes, increased 39 basis points in 2004's third quarter compared to the same period in 2003 and 19 basis points compared to the second quarter of 2004.
         The overall funding mix shifted only slightly in the third quarter of 2004. Average noninterest-bearing deposits funded 27% of average earning assets in the third quarter of 2004, up from 26% in 2003's third quarter, and the percentage of funding from all noninterest-bearing sources was steady at approximately 32% between these periods. Lower-cost interest-bearing deposits supported 39% of earning assets, down slightly from 40% in the year-earlier quarter. Higher-cost sources of funds, which include time deposits and short-term borrowings, increased to 29% of average earning assets from 28% in the third quarter of 2003, including the impact of additional public funds deposits.
         For the first nine months of 2004, net interest income (TE) increased 6%, or $14.5 million, compared to the same period in 2003, driven by 9% growth in average earning assets between these periods. The net interest margin (TE) was 4.39% for the 2004 period and 4.48% for the prior year's period. The yield on average earning assets decreased 26 basis points, with the loan portfolio yield down 39 basis points and the rate earned on the investment portfolio down 8 basis points. The total interest cost of funding earning assets declined 17 basis points compared to the first nine months of 2003. Substantially the same factors that affected the mix and rates for earning assets and funding sources in the third quarter of 2004 were evident for the year-to-date period.

PROVISION FOR LOAN LOSSES
         Whitney recorded no provision for loan losses in the third quarter of 2004, compared to a $2 million provision in 2004's second quarter and a negative provision of $4 million in the third quarter of 2003. Net charge-offs totaled $4.3 million in the third quarter of 2004, of which $3.2 million was from one credit that had been first identified as impaired in the second quarter of 2004. Net charge-offs totaled $3.2 million in second quarter of 2004 and $.8 million in 2003's third quarter.
         For a more detailed discussion of changes in the allowance for loans losses, nonperforming assets and general credit quality, see the earlier section on Loans, Credit Risk Management and Allowance for Loan Losses. The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
         Noninterest income totaled $20.1 million for the third quarter of 2004. This represented a decrease of 15%, or $3.5 million, from the third quarter of 2003, mainly reflecting a $2.2 million decline in fee income from Whitney's secondary mortgage market operations and a $.8 million decrease in gains realized on securities transactions. The rate environment for home loans during 2004, though still low from a historical perspective, was unable to stimulate refinancing activity at the levels seen in recent years, and Whitney's production of loans held for sale during the third quarter of 2004 was less than one-third of that produced in the year-earlier period. Given the current rate environment and rate expectations over the near term, both loan production levels and secondary mortgage market fee income for the fourth quarter of 2004 are expected to be below the results for the comparable period of 2003.

         The earnings credit allowed against service charges on certain business deposit accounts has increased with rising short-term market rates, contributing to a 3%, or $.3 million, decrease in deposit service charge income compared to the third quarter of 2003. Improved pricing and the addition of new services, however, offset some of the impact on income from larger earnings credits and from reduced charging opportunities on both commercial and personal accounts.
         Bank card fees, both credit and debit cards, increased a combined 12%, or $.3 million, compared to 2003's third quarter, reflecting both higher transaction volumes and improvement in the effective fee rates realized. Visa USA restructured and effectively lowered debit transaction rates in early 2004 following the temporary rate reduction it implemented in August 2003 under the terms of a settlement with merchants. Fees per transaction generated under the restructured rates have been somewhat higher than under the temporary rate reduction.
         Trust service fees increased 10%, or $.2 million, compared to the third quarter of 2003 from new business and improved equity market valuations relative to the year-earlier period. Other noninterest income categories decreased a net $.6 million, or 12%, with investment service fees down $.3 million mainly on reduced demand for fixed-income securities in the third quarter of 2004 among Whitney's customer base.
         During the third quarter of 2003, Whitney sold $276 million in mortgage-backed securities experiencing accelerated prepayments and repositioned the proceeds in issues with characteristics more consistent with overall investment strategies. The sale generated a gain of approximately $.9 million.
         Noninterest income was $62.4 million through the first nine months of 2004, a decrease of 9%, or $5.8 million, from the same period in 2003. Year-to-date changes in individual income categories from the prior year were for the most part consistent with the quarterly changes discussed above and were driven by substantially the same factors. Year-to-date other noninterest income was down 5%, or $.8 million, from the comparable period in 2003. Net gains on asset sales were lower by $.9 million year-to-date in 2004. The assets sold included surplus banking property and foreclosed assets and, in 2003, a portfolio of seasoned loans originated under affordable-housing programs. The results posted by recurring revenue sources included in other noninterest income were on the whole stable between the first nine months of 2003 and 2004.

NONINTEREST EXPENSE
         Total noninterest expense of $68.3 million in the third quarter of 2004 was 11%, or $6.9 million, higher than the total for the year-earlier period. Incremental costs associated with Madison Bank operations totaled approximately $1.1 million in the third quarter of 2004, including $.5 million for system conversion services and other merger-related expenses that are reported with legal and professional fees.
         Personnel expense increased 5%, or $1.7 million, in total, including $.4 million associated with Madison Bank employees. Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 3%, or $.8 million. Compensation expense under management incentive programs was up 11%, or $.3 million, with stock-based compensation driving this increase. Stock-based compensation will vary with changes in Whitney's stock price, which was up 24% at the end of 2004's third quarter from a year earlier. The rising cost of providing current health benefits was the main factor behind the 9%, or $.6 million, increase in employee benefits.

         Net occupancy expense in the third quarter of 2004 was up 6%, or $.3 million, from the comparable period in 2003. Ignoring the cost of operating the Madison Bank facilities, the increase was closer to 4%. A moderate increase in net occupancy expense in 2004 was expected with the opening of six new or replacement branches scheduled for late 2003 through the third quarter of 2004, including three additional locations to serve the Houston market. To reduce costs over the long term and enhance productivity, certain operations in Houston were moved to one of the new locations and out of space that is subject to noncancelable leases. Whitney recognized a loss of $1.6 million in the third quarter of 2004 related to its remaining obligation under the leases. This loss is reported with other noninterest expense. Also included in other noninterest expense for the most recent quarter is a $.6 million casualty loss for property damage from Hurricane Ivan that struck the Florida-Alabama coastal border during the period. Storm-related disruptions to banking operations were minimal.
         Equipment and data processing expense increased nominally in the third quarter of 2004 compared to 2003's third quarter, although a moderate increase is expected for the full year. The data processing system's capacity was upgraded in the second half of 2003 and applications and capabilities have been added to support expanded customer service. Upgrades to the capacity and functionality of branch communication lines have increased telecommunication expense in 2004, but this was largely offset in the third quarter of 2004 by savings realized on a recent change in service provider.
         Amortization of intangibles increased in the third quarter of 2004 with the August 2004 acquisition of Madison Bank and the branch purchase in June 2004. The amortization of deposit relationship intangibles acquired in these transactions will add approximately $.5 million to annual expense in 2004.
         As noted earlier, other noninterest expense in the third quarter of 2004 included $2.2 million related to a loss on the abandonment of certain noncancelable facility leases and a casualty loss for storm damage. Ignoring these items, the categories making up other noninterest expense increased $1.8 million, or 19%. A number of factors contributed to this increase, the largest of which were an increase in marketing activities and the amortization of expanded affordable housing investments. Management has directed additional resources to marketing activities in 2004 to support new product introductions and broaden market recognition. Tax credits associated with the affordable housing investments helped lower the effective tax rate as noted in the following section.
         For the nine-month period ended September 30, 2004, noninterest expense totaled $195 million. This was a 7%, or $13.3 million, increase compared to the same period in 2003. Similar to the quarterly comparison, year-to-date personnel expense was up 5% from 2003, or $5.0 million in total. Employee compensation rose 4%, or $3.4 million, with $2.3 million in additional stock-based management incentive compensation. Base pay and sales-based incentive compensation increased less that 2%, reflecting the impact of the sharp reduction in mortgage origination commissions with lower loan production in 2004. Employee benefits were up 8%, or $1.6 million, year-to-date in 2004, including a 12%, or $.7 million, increase in the cost of providing current health benefits compared to 2003. Defined benefit pension expense and the cost of providing health benefits to retirees increased a net $.5 million for the year-to-date period.
         The changes in other major noninterest expense categories between the first nine months of 2003 and 2004 were generally consistent with the quarter-to-quarter changes and were influenced mainly by the same factors cited in the discussion of quarterly results above.

INCOME TAXES
         The Company provided for income tax expense at an effective rate of 31.0% in the third quarter of 2004 compared to a rate of 32.1% in the 2003's third quarter. Year-to-date, the rate was 30.9% in 2004 and 32.1% in 2003. Whitney's effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments. Additional investment in projects that generate affordable housing tax credits helped lower the effective tax rate in 2004 compared to 2003.


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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the three months ended September 30, 2004.

         ----------------------- --------------- -------------- ------------------------ ------------------------
                                                                Total Number of Shares      Maximum Number of
                                  Total Number      Average      Purchased as Part of    Shares that May Yet Be
                                   of Shares      Price Paid      Publicly Announced       Purchased Under the
                 Period            Purchased       per share     Plans or Programs (1)    Plans or Programs (1)
         ----------------------- --------------- -------------- ------------------------ ------------------------
               July 2004               -               -                   -                        -
         ----------------------- --------------- -------------- ------------------------ ------------------------
              August 2004          3,004 (2)        $41.175                -                        -
         ----------------------- --------------- -------------- ------------------------ ------------------------
             September 2004            -               -                   -                        -
         ----------------------- --------------- -------------- ------------------------ ------------------------

        (1) The Company had no publicly announced plans or programs to purchase its common stock in effect during the third quarter of 2004. In October 2004, the Board of Directors authorized the
              Company to repurchase up to 1.75 million shares of its common stock. This represents approximately 4.2% of shares outstanding as of September 30, 2004. The repurchase program is authorized for one year, beginning October 27, 2004.
        (2) Represents shares tendered to the Company as consideration for the exercise price of employee stock options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS

         The exhibits listed on the accompanying Exhibit Index, located on page 33, are filed (or furnished, as applicable) as part of this report. The Exhibit Index is incorporated herein by reference in response to this Item 6.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WHITNEY HOLDING CORPORATION
                                                     (Registrant)


                                   By:  /s/Thomas L. Callicutt, Jr.
                                        --------------------------------------
                                        Thomas L. Callicutt, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (in his capacities as a duly authorized
                                         officer of the registrant and as
                                         principal accounting officer)

                                                   November 9, 2004
                                        ----------------------------------------
                                                        Date

                                  EXHIBIT INDEX

Exhibit           Description
--------------    --------------------------------------------------------------

Exhibit 3.1       Copy of the Company's Composite Charter (filed as Exhibit
                  3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2 Copy of the Company's Bylaws (filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 2003 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10.1* Form of notice and acceptance of stock option grant to certain of the Company's officers under the Company's 2004 Long-Term Incentive Plan.
Exhibit 10.2* Form of notice and acceptance of restricted stock award to certain of the Company's officers under the Company's 2004 Long-Term Incentive Plan.
Exhibit 31.1 Certification by the Company's Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification by the Company's Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

Exhibit 10.1

Re:      2004 Long-Term Incentive Plan
         Notice and Acceptance of Stock Option Grant
         -------------------------------------------

         On ____________ (the "Grant Date"), the Compensation Committee of the Board of Directors of Whitney Holding Corporation (the "Company") (the "Committee"), which is appointed to administer the Company's 2004 Long-Term Incentive Plan (the "Plan"), granted to you stock options, which are rights to purchase shares of the Company's no par value voting common stock (the "Common Stock"). This letter is intended to provide you with notice of the terms and conditions that apply to your grant and to constitute your acknowledgment of and agreement to be bound by them. Unless otherwise defined, the meanings of capitalized terms used in this letter are set forth in the Plan.
         1. Grant and Type of Options. The Company hereby grants to you options to purchase _____ shares of Common Stock at an exercise price of $_____ per share, which is the Fair Market Value of a share of Common Stock on the Grant Date, as determined under section 2.13 of the Plan. These options are intended to be incentive stock options within the meaning of Code Section 422.
         The Company also grants to you non-qualified options to purchase ______ shares of Common Stock at an exercise price of $_____ per share, which is the Fair Market Value of a share of Common Stock on the Grant Date, as determined under section 2.13 of the Plan.
         2. Time of Exercise. Except as expressly provided herein, your options are exercisable only while you are an employee of the Company, Whitney National Bank (the "Bank") or of an affiliate of the Company or the Bank. Your options are first exercisable, in whole or in part, six months and one day from the Grant Date and, unless earlier forfeited, they will expire and be cancelled, without the requirement of notice or the payment of compensation, ten years after the Grant Date, or on _____________ (the "Expiration Date").
         If your employment with the Company, the Bank and their affiliates ceases before the Expiration Date and all or a portion of your options are then exercisable:
         a. If your employment ceases on account of your death, the options will remain exercisable until the earlier of the Expiration Date or one year after the date of your death.
         b. If your employment ceases on account of your Disability, Retirement or involuntary severance without Cause, the options will remain exercisable until the earlier of the Expiration Date or 90 days after your employment ceases.
         c. If your employment ends for any other reason, your options will expire and be cancelled as of the date on which your employment ceases, without notice or the payment of compensation.
         3. Change in Control. If a Change in Control occurs, then notwithstanding any provision of this letter or the Plan to the contrary and provided you are an employee of the Company, the Bank or their affiliates at the time of the change, your options will be and remain fully exercisable until the later of (a) six months after the date of the change, or (b) the Expiration Date.
         4. Method of Exercise and Delivery of Shares. Your options, to the extent exercisable, are exercised, in whole or in part, by providing written notice to the Company, in care of its Chief Executive Officer (or his designee), which notice shall specify the number of shares of Common Stock to be purchased and shall be accompanied by the full purchase price for the shares. The purchase price may be paid in the form of:
         a. Cash, certified or uncertified check, bank draft or other form of cash equivalent;
         b. Mature shares of Common Stock, which are shares that you acquired on the open market or that you have held for more than six months, free of any transfer restriction; or
         c. A broker assisted transaction, provided that the Company's Insider Trading and Confidentiality Policy, as amended from time to time, then permits this form of exercise and that your proposed transaction is consistent with the policy. You must obtain the approval of the Company's General Counsel before you engage in a broker assisted transaction.
         Delivery of certificates representing the purchased shares of Common Stock shall be made by the Company promptly after receipt of your notice of exercise and payment in full for the shares; provided, however, that the Company's obligation to deliver certificates to you may be postponed, in the sole discretion of the Company, for any period necessary to list, register or otherwise qualify the purchased shares under applicable Federal or state securities laws. The Company shall have the right to collect, as a further condition of delivery of shares of Common Stock hereunder, any taxes that the Company determines are required by law to be withheld.
         5. No Guarantee of Tax Consequences. Incentive stock options granted hereunder are intended to comply with Code Section 422, which generally provides that you will not recognize Federal income tax on the grant or exercise of the options. When you exercise your options, however, the difference between the exercise price and the current fair market value of Common Stock may be a tax preference item that is subject to the alternative minimum tax.
         Neither the Company nor the Committee guarantees the tax consequences of your options. Several actions may cause your options to lose their favorable tax status as incentive stock options, including, but not limited to:
         a. Your election to use a broker assisted transaction as the method of paying for your options;
         b. The exercise of your options later than three months after you cease to be an employee of the Company, the Bank or their affiliates;
         c. You fail to hold the Common Stock you acquire on the exercise of your options for the period required under the Code; or
         d. You exercise your options after the Expiration Date, which may occur in the event of a Change in Control.

If your options cease to be treated as incentive stock options for any reason, they will automatically be recharacterized as nonqualified options and will be subject to different, less favorable, tax treatment.
         More information about the tax consequences of your options is included in the Plan's Prospectus, a copy of which has or will be furnished to you. You should also consult your own tax advisor before you exercise your options or sell Common Stock that you acquire on the exercise of your options.
         6. No Assignment. Your options granted are not subject in any manner to sale, transfer, pledge, assignment or other encumbrance or disposition, whether by operation of law or otherwise, and whether voluntarily or involuntarily, except by will or the laws of descent and distribution. The Company will not recognize any attempt by you to assign your options.

         7. Employment and Compensation Rights. Neither this letter, the grant of your options nor their exercise confers on you any right to continue in the employ of the Company, the Bank or any of their affiliates. The grant of your options does not interfere, in any manner, with the right of the Company, the Bank or any of their affiliates to terminate your employment, whether with or without cause, in their sole discretion. In addition, the grant of your options is not a promise that additional options will be granted to you in the future.
         8. Shareholder Rights. Prior to the exercise of your options and the issuance of shares of Common Stock in connection therewith, you have no rights as a shareholder of the Company with respect to the shares subject to your options.
         9. Additional Requirements. Common Stock that is issued to you on the exercise of your options will be subject to such legends as the Company deems necessary or appropriate to comply with applicable Federal or state securities laws. In connection therewith and prior to the issuance of your shares, you may be required to deliver to the Company such documents as it may reasonably determine are necessary to ensure compliance with such laws.
         10. Plan Provisions. Your options granted are subject to terms and conditions imposed under the Plan, in addition to the terms and conditions set forth in this letter. Your options will be interpreted and construed in accordance with the terms of this letter and the Plan.

                                   Very truly yours,
                                   WHITNEY HOLDING CORPORATION

Enclosure:        Prospectus
                  2004 Long-Term Incentive Plan

                          ACKNOWLEDGMENT AND AGREEMENT
         By execution of this letter, I agree that the options to acquire shares of Common Stock granted to me herein shall be governed by and are subject to the foregoing terms and conditions and the provisions of the Plan. By execution below, I acknowledge that I have received a copy of the Plan and the Prospectus. I further agree that the Committee shall not be liable for any determination made in good faith with respect to the Plan, the options granted to me hereunder or the terms of this letter.

                                                --------------------------------
                                                          Participant

Date
    --------------------------------

Exhibit 10.2

Re:      2004 Long-Term Incentive Plan
         Notice and Acceptance of Award
         of Targeted Restricted Stock
         ----------------------------

         On _____________ (the "Award Date"), the Compensation Committee of the Board of Directors of Whitney Holding Corporation (the "Company") (the "Committee"), which is appointed to administer the Company's 2004 Long-Term Incentive Plan (the "Plan"), awarded to you restricted stock, which is a specified number of shares of the Company's no par value voting common stock (the "Common Stock"). This letter is intended to provide you with notice of the terms and conditions that apply to your award and to constitute your acknowledgment of and agreement to be bound by them. Unless otherwise defined, the meanings of capitalized terms used in this letter are set forth in the Plan.
         1. Target Award. The Company hereby awards to you ______ shares of Common Stock (the "Target Award"), subject to the restrictions set forth herein.
         2. Forfeiture Restrictions. The shares of Common Stock issued to you in the form of the Target Award, including the rights to receive dividends and to vote the shares, cannot be subject in any manner to sale, transfer, pledge, assignment or other encumbrance or disposition, whether by operation of law or otherwise, and whether voluntarily or involuntarily (the "Forfeiture Restrictions"). Except as provided herein, the Forfeiture Restrictions lapse three years from the Award Date, or on _____________ (the "Lapse Date"), provided that you have been continuously employed by the Company, the Bank or their affiliates between the Award Date and the Lapse Date.
         To enforce the Forfeiture Restrictions, the shares of Common Stock constituting your Target Award will be held by the Company, in escrow, until the Lapse Date. In addition, as a condition of your award, you will be required to execute a Stock Power, a copy of which is attached, endorsed in blank. As soon as practicable following the Lapse Date, and provided the conditions set forth therein have been satisfied, your shares of Common Stock will be distributed to you free of the Forfeiture Restrictions.
         3. Adjustments to the Target Award. Notwithstanding the provisions of paragraph 2 to the contrary, all or a portion of your Target Award may be forfeited, or the number of shares subject to your Target Award may be increased, based upon the Company's actual return on average assets ("ROAA") and return on average equity ("ROAE") during calendar years ____, ____, and ____ (the "Performance Cycle"), when compared to fixed performance objectives that have been determined by the Committee. The performance objectives applicable to your Target Award are more fully described in a memorandum dated _____________ (the "Memorandum"), a copy of which has been furnished to you.
         Any adjustment in the number of shares of Common Stock subject to your Target Award (whether an increase or decrease) will be made by the Committee as of the Lapse Date. As soon as practicable thereafter, the Committee (or its designee) will provide you with written notice of any reduction or increase in the number of shares subject to your Target Award, including information about the Company's ROAA and ROAE as compared to the performance objectives.
         For purposes of this paragraph 3, the Committee possesses the authority to determine whether the performance objectives have been attained, including, without limitation, the authority to determine the Company's ROAE and ROAA and the method used to determine the

Company's peer group performance. In no event, however, will the aggregate number of shares of Common Stock awarded to you hereunder exceed 200% of the number of shares of Common Stock first subject to your Target Award.
         4. Cessation of Employment. If your employment with the Company, the Bank and their affiliates ceases before the Lapse Date on account of your death, Disability, involuntary severance other than on account of Cause or your voluntary cessation of employment on or after you attain age 55, the number of shares of Common Stock subject to your Target Award will be multiplied by a fraction, the numerator of which is the number of days completed in the Performance Cycle and the denominator of which is the total number of days in such cycle (those shares referred to as your "Adjusted Target Award"). Your Adjusted Target Award will be subject to further adjustment at the end of the Performance Cycle in accordance with paragraph 3 hereof. Your shares, as adjusted, will be issued to you, free of Forfeiture Restrictions, as soon as practicable after the Lapse Date and the remainder of your Target Award will be forfeited.
         If your employment ceases before the Lapse Date for any other reason, your Target Award will be forfeited and cancelled, without the requirement of notice or the payment of compensation.
         5. Change in Control. If a Change in Control occurs, then notwithstanding any provision of this letter or the Plan to the contrary and provided you are an employee of the Company, the Bank or their affiliates at the time of the change, all Forfeiture Restrictions applicable to your Target Award will lapse as of the date of the change and the shares of Common Stock constituting your Target Award will be delivered to you, free of such restriction, as soon as practicable following the change.
         6. Employment and Compensation Rights. Neither this letter nor the Target Award confers on you any right to continue in the employ of the Company, the Bank or any of their affiliates. The award does not interfere, in any manner, with the right of the Company, the Bank or any of their affiliates to terminate your employment, whether with or without cause, in their sole discretion. In addition, the Target Award is not a promise that additional awards will be made to you in the future.
         7. Additional Requirements. Common Stock that is delivered to you as of the Lapse Date will be subject to such legends as the Company deems necessary or appropriate to comply with applicable Federal or state securities laws. In connection therewith and prior to the delivery of your shares, you may be required to provide to the Company such documents as it may reasonably determine are necessary to ensure compliance with such laws.
         8. Plan Provisions. Your Target Award is subject to terms and conditions imposed under the Plan, in addition to the terms and conditions set forth in this letter. Your Target Award will be interpreted and construed in accordance with the terms of the Plan and the Memorandum, in addition to the terms of this Letter.
         9. Rights as a Shareholder. During the period commencing as of the Award Date and ending on the Lapse Date, you will be entitled to vote and receive dividends, as and when declared by the Board of Directors of the Company, as to the number of shares of Common Stock constituting your Target Award.

                                    Very truly yours,
                                    WHITNEY HOLDING CORPORATION

Enclosures:       Prospectus
                  2004 Long-Term Incentive Plan
                       Memorandum
                  -----

                          ACKNOWLEDGMENT AND AGREEMENT
                          ----------------------------

         By execution of this letter, I agree that transfer of Common Stock described herein shall be governed by and is subject to the foregoing terms and conditions and the provisions of the Plan, including the Memorandum, both of which have been furnished to me. By execution below, I acknowledge that I have received a copy of the Plan, the Memorandum, and the Plan's Prospectus. I further agree that the Committee shall not be liable for any determination made in good faith with respect to the Plan, the Memorandum, or the terms of this letter.

                                        --------------------------------
                                        Participant


                                        --------------------------------
                                        Date

                                   STOCK POWER
                      ASSIGNMENT SEPARATE FROM CERTIFICATE

For Value Received, ___________________________________ hereby sell, assign and transfer unto ____________________________________ (_______________) shares of the ____________ Capital Stock of the Whitney Holding Corporation standing in ______________________________________ name on the Books of said
________________________________________________ represented by Certificate(s)
No(s). ___________________ herewith and do hereby irrevocably constitute and appoint __________________________________ attorney to transfer the said stock on the Books of the within named company with full power of substitution in the premises.

Dated
      --------------------------------------------------------

--------------------------------------------------------------
Participant

IN PRESENCE OF

--------------------------------------------------------------

                           WHITNEY HOLDING CORPORATION
                        2004 LONG-TERM INCENTIVE PROGRAM
                    PERFORMANCE DRIVEN RESTRICTED STOCK AWARD

Exhibit 31.1
                                  CERTIFICATION
                                  -------------

         I, William L. Marks, certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2004 of Whitney Holding Corporation;
         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         /s/ William L. Marks
         ------------------------
         William L. Marks
         Chief Executive Officer
         Date:  November 9, 2004
                ----------------

Exhibit 31.2
                                  CERTIFICATION
                                  -------------

         I, Thomas L. Callicutt, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2004 of Whitney Holding Corporation;
         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         /s/ Thomas L. Callicut, Jr.
         ---------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer
         Date:  November 9, 2004
                --------------------

Exhibit 32

               CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
               ------------------------------------------------
     AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
     --------------------------------------------------------------------
         Each of the undersigned officers of Whitney Holding Corporation (the "Company"), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on their knowledge,

        (1) the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   November 9, 2004                By: /s/ William L. Marks
         ---------------------           ------------------------------------
                                         William L. Marks
                                         Chairman of the Board and
                                         Chief Executive Officer


Dated:   November 9, 2004                By: /s/ Thomas L. Callicutt, Jr.
         ---------------------           ------------------------------------
                                         Thomas L. Callicutt, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer