Form 10-K
period 2004-12-31
WHITNEY HOLDING CORP
filed 2005-03-16
CIK 106926

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004      Commission file number 0-1026

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

                                 (504) 586-7272
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of each class            Name of exchange on which registered
         ------------------             ------------------------------------
              None                                    None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                                (Title of Class)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
    been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                       ----

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

             Indicate by check mark whether the registrant is an accelerated
    filer (as defined in Exchange Act Rule 12b-2.)  Yes   X     No
                                                        ------

             As of December 31, 2004, the aggregate market value of the registrant's common stock (all shares are voting shares) held by nonaffiliates was approximately $1.8 billion (based on the closing price of the stock on June 30, 2004).

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at March 4, 2005
    ---------------------------------          ------------------------------
        Common Stock, no par value                       40,587,840

     Documents incorporated by reference     Part of 10-K in which incorporated
    -------------------------------------    ----------------------------------
    Proxy Statement for the 2005 Annual                 Part III
    Meeting of Shareholders to be filed
    with the Securities and Exchange
    Commission
================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS                                                        Page

--------------------------------------------------------------------------------

PART I
     Item 1:      Business                                                  1
     Item 2:      Properties                                                7
     Item 3:      Legal Proceedings                                         7
     Item 4:      Submission of Matters to a Vote of Security Holders       7


--------------------------------------------------------------------------------

PART II
     Item 5:      Market for the Registrant's Common Stock, Related
                    Stockholder Matters and Issuer Purchases of
                    Equity Securities                                       8
     Item 6:      Selected Financial Data                                   9
     Item 7:      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     10
     Item 7A:     Quantitative and Qualitative Disclosures about Market
                    Risk                                                    35
     Item 8:      Financial Statements and Supplementary Data               36
     Item 9:      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                     73
     Item 9A:     Controls and Procedures                                   73
     Item 9B:     Other Information                                         73


--------------------------------------------------------------------------------

PART III
     Item 10:     Directors and Executive Officers of the Registrant        74
     Item 11:     Executive Compensation                                    74
     Item 12:     Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters              74
     Item 13:     Certain Relationships and Related Transactions            75
     Item 14:     Principal Accounting Fees and Services                    75

--------------------------------------------------------------------------------

PART IV
     Item 15:     Exhibits and Financial Statement Schedules                76

     Signatures                                                             80

                                     PART I

Item 1:  BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

         Whitney Holding Corporation (the Company or Whitney) is a Louisiana corporation that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (BHCA). The Company began operations in 1962 as the parent of Whitney National Bank (the Bank). The Bank is a national banking association headquartered in New Orleans, Louisiana, that has been in continuous operation in the greater New Orleans area since 1883. The Company has at times operated as a multi-bank holding company when it established new entities in connection with business acquisitions. The Company has merged all banking operations into the Bank and intends to continue merging the operations of future acquisitions at the earliest possible dates.

         During 2004, Whitney acquired Madison BancShares, Inc. and its subsidiary, Madison Bank. This acquisition marked the Company's entry into the Tampa Bay metropolitan area of Florida. In October 2004, Whitney announced plans to expand its presence in the Florida panhandle through the acquisition of Destin Bancshares, Inc., whose major subsidiary, Destin Bank, operates in the Destin, Fort Walton Beach and Pensacola areas of Florida. Destin Bancshares, Inc. also owns a full-service independent insurance agency, and Whitney intends to continue this business after the acquisition as a subsidiary of the Bank. Subject to certain conditions and to the approval of Destin's shareholders, this transaction is expected to close in the first half of 2005. Since early 1994, Whitney has acquired 17 separate banking operations involving approximately $2.8 billion of assets, with the more recent focus on banks in faster-growing markets such as those in certain parts of Florida and the Houston, Texas area. The Company continues to seek opportunities to leverage its operations through acquisitions that expand existing market share or provide access to new parts of its market area with attractive deposit bases and economic fundamentals.

         The Company also owns Whitney Community Development Corporation (WCDC). WCDC was formed to provide financial support to corporations or projects that promote community welfare in areas with mainly low or moderate incomes. WCDC's main activity has been to provide financing for the development of affordable housing. Whitney Securities, L.L.C., a registered broker-dealer in securities, is a wholly-owned subsidiary of the Bank.

NATURE OF BUSINESS AND MARKETS

         The Company, through the Bank, engages in community banking and serves a market area that covers the five-state Gulf Coast region stretching from Houston, Texas, across southern Louisiana and the coastal region of Mississippi, to central and south Alabama, the western panhandle of Florida, and to the Tampa Bay metropolitan area of Florida. The Bank also maintains a foreign branch on Grand Cayman in the British West Indies.

         The Bank provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, cash management services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals and, through Whitney Securities, L.L.C., offers investment brokerage services and annuity products.

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

COMPETITION

         There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Company and the Bank. Within its market, the Bank competes directly with major banking institutions of comparable or larger size and resources, as well as with various other smaller banking organizations. The Bank also has numerous local and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and mutual fund companies. Entities that deliver financial services and access to financial products and transactions exclusively through the Internet are another source of competition. Technological advances have also allowed the Bank and other financial institutions to provide electronic and Internet-based services that enhance the value of traditional financial products. Continued consolidation within the financial services industry will most likely change the nature and intensity of competition that Whitney faces, but can also create opportunities for Whitney to demonstrate and exploit competitive advantages.

         The participants in the financial services industry are subject to varying degrees of regulation and governmental supervision. The following section summarizes certain important aspects of the supervision and regulation of banks and bank holding companies. Some of Whitney's competitors that are not banks or bank holding companies may be subject to less regulation than are the Company and the Bank, and this may give them a competitive advantage. The current system of laws and regulations can change over time and this would influence the competitive positions of the participants in the financial services industry. We cannot predict whether these changes will be favorable or unfavorable to the Company and the Bank.

SUPERVISION AND REGULATION

         The Company and the Bank are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations. The following summarizes certain of the more important statutory and regulatory provisions.

Supervisory Authorities

         Whitney is a bank holding company, registered with and regulated by the Federal Reserve Board (FRB). The Bank is a national bank and, as such, is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC). Ongoing supervision is provided through regular examinations and other means that allow the regulators to gauge management's ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. As a result, the scope of routine examinations of the Company and the Bank is rather extensive. To facilitate supervision, the Company and the Bank are required to file periodic reports with the regulatory agencies, and much of this information is made available to the public by the agencies.

Capital
         The FRB and the OCC require that the Company and the Bank meet certain minimum ratios of capital to assets in order to conduct their activities. Two measures of regulatory capital are used in calculating these ratios - Tier 1 Capital and Total Capital. Tier 1 Capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total Capital generally consists of Tier 1 Capital plus the allowance for loan losses, preferred stock that did not qualify as Tier 1 Capital, certain types of subordinated debt and a limited amount of other items.

         The Tier 1 Capital ratio and the Total Capital ratio are calculated against an asset total weighted for risk. Certain assets, such as cash and U. S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, often have a 100% risk weighting. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations. The leverage ratio also provides a measure of the adequacy of Tier 1 Capital, but assets are not risk-weighted for this calculation. Assets deducted from regulatory capital, such as goodwill and other intangible assets, are also excluded from the asset base used to calculate capital ratios. The minimum capital ratios for both the Company and the Bank are generally 8% for Total Capital, 4% for Tier 1 Capital and 4% for leverage.

         To be eligible to be classified as "well-capitalized," the Bank must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or more. If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend, or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the Federal Deposit Insurance Corporation (FDIC), are subject to growth limitations, and must submit a capital restoration plan that is guaranteed by the institution's parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

         The capital ratios for both the Company and the Bank exceed the required minimums, and the capital ratios for the Bank make it eligible for classification as "well-capitalized" under current regulatory criteria.

Expansion and Activity Limitations

         With prior regulatory approval, Whitney may acquire other banks or bank holding companies and the Bank may merge with other banks. Acquisitions of banks domiciled in states other than Louisiana may be subject to certain restrictions, including restrictions related to the percentage of deposits that the resulting bank may hold in that state and nationally and the number of years that the bank to be acquired must have been operating. Whitney may also engage in or acquire an interest in a company that engages in activities that the FRB has determined by regulation or order to be so closely related to banking as to be a proper incident to banking activities. The FRB normally requires some form of notice or application to engage in or acquire companies engaged in such activities. Under the BHCA, Whitney is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in activities other than those referred to above.

         Under the Gramm-Leach-Bliley Act (GLB Act), adopted in 1999, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become financial holding companies. As financial holding companies, they and their subsidiaries are permitted to acquire or engage in certain activities that were not previously permitted for bank holding companies. These activities include insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the FRB determines to be financial in nature or complementary to these activities. Whitney has not elected to become a financial holding company, but may elect to do so in the future. The GLB Act also permits well-capitalized and well-managed banks to establish financial subsidiaries that may engage in activities not previously permitted for banks. The Bank recently elected for the first time to establish a financial subsidiary so that it will be able to continue the insurance agency business to be acquired with Destin Bancshares, Inc.

Support of Subsidiary Banks by Holding Companies

         Under current FRB policy, Whitney is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank in circumstances where it might not do so absent such policy. In addition, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.

Limitations on Acquisitions of Bank Holding Companies

         As a general proposition, other companies seeking to acquire control of a bank holding company such as Whitney would require the approval of the Federal Reserve Board under the BHCA. In addition, individuals or groups of individuals seeking to acquire control of a bank holding company would need to file a prior notice with the FRB (which the FRB may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company.

Deposit Insurance

         The Bank is a member of the FDIC, and its deposits are insured by the FDIC up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to different premium categories based primarily on each institution's capital position and its overall risk rating as determined by its primary regulator. Annual premium rates currently range from none for institutions that are judged to pose the least risk to the insurance fund to 27 cents per $100 of assessable deposits for the most risky institutions, but the FDIC is authorized to set the top rate as high as 31 cents. Under the premium structure currently in effect and based on its current capital position and regulatory risk rating, the Bank pays no deposit insurance premium.

         The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2004 ranged from 1.54 cents to 1.46 cents per $100 of assessable deposits.

Other Statutes and Regulations

         The Company and the Bank are subject to a myriad of other statutes and regulations affecting their activities. Some of the more important are:

         Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide the law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

         Sections 23A and 23B of the Federal Reserve Act. The Bank is limited in its ability to lend funds or engage in transactions with the Company or other nonbank affiliates of the Company, and all transactions must be on an arms-length basis and on terms at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies. Outstanding loans from the Bank to the Company may not exceed 10% of the Bank's capital stock and surplus, and these loans must be fully collateralized.

         Dividends. Whitney's principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from the Bank. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA), and the related regulations issued by federal banking agencies. The CRA states that all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA also charges a bank's primary federal regulator, in connection with the examination of the institution or the evaluation of certain regulatory applications filed by the institution, with the responsibility to assess the institution's record in fulfilling its obligations under the CRA. The regulatory agency's assessment of the institution's record is made available to the public. The Bank received an "outstanding" rating following its most recent CRA examination.

         Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include provisions that:
         o limit the interest and other charges collected or contracted for by the Bank;
         o govern the Bank's disclosures of credit terms to consumer borrowers;
         o require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
         o prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
         o require that the Bank safeguard the personal nonpublic information of its customers, provide annual notices to consumers regarding the usage and sharing of such information, and limit disclosure of such information to third parties except under specific circumstances; and
         o      govern the manner in which the Bank may collect consumer debts.

         The deposit operations of the Bank are also subject to laws and regulations that:
         o require the Bank to adequately disclose the interest rates and other terms of consumer deposit accounts;
         o impose a duty on the Bank to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and
         o govern automatic deposits to and withdrawals from deposit accounts with the Bank and the rights and liabilities of customers who use automated teller machines and other electronic banking services.

EMPLOYEES

         At the end of 2004, the Company and the Bank had a total of 2,436 employees, or 2,373 employees on a full-time equivalent basis. Whitney affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

EXECUTIVE OFFICERS OF THE COMPANY

Name and Age                        Position Held and Recent Business Experience
---------------------------         --------------------------------------------


William L. Marks, 61                Chief Executive Officer and Chairman of the
                                    Board of the Company and Whitney National
                                    Bank since 1990

R. King Milling, 64                 President of the Company and Whitney
                                    National Bank since 1984; Director of the
                                    Company and Whitney National Bank since 1979

Robert C. Baird, Jr., 54            Executive Vice President of the Company and
                                    Whitney National Bank since 1995, Division
                                    Executive of Louisiana Banking

Thomas L. Callicutt, Jr., 57        Executive Vice President and Chief Financial
                                    Officer of the Company and Whitney National
                                    Bank since 1999 and Treasurer of the Company since 2001; Senior Vice President and
                                    Comptroller of Whitney National Bank from
                                    1998 to 1999

Rodney D. Chard, 62                 Executive Vice President of the Company and
                                    Whitney National Bank since 1996, Division
                                    Executive of Operations and Technology

Joseph S. Exnicios, 49              Executive Vice President of the Company and
                                    Whitney National Bank since 2004, Senior
                                    Vice President of Whitney National Bank from
                                    1994 to 2004, Division Executive of New
                                    Orleans Commercial Banking

John C. Hope III, 55                Executive Vice President of the Company
                                    since 1994 and of Whitney National Bank
                                    since 1998, Division Executive of Gulf Coast
                                    Banking

Kevin P. Reed, 44                   Executive Vice President of the Company and
                                    Whitney National Bank since 2004, Senior
                                    Vice President of Whitney National Bank from
                                    1998 to 2004, Division Executive of Trust &
                                    Wealth Management

Lewis P. Rogers, 52                 Executive Vice President of the Company and
                                    Whitney National Bank since 2004, Senior
                                    Vice President of Whitney National Bank from
                                    1998 to 2004, Division Executive of Credit
                                    Administration

John M. Turner, 43                  Executive Vice President of the Company and
                                    Whitney National Bank since February 2005,
                                    Senior Vice President of Whitney National
                                    Bank from 1994 to 2005, Regional Executive -
                                    Eastern Region

AVAILABLE INFORMATION

         The Company's filings with the Securities and Exchange Commission
(SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on Whitney's website as soon as reasonably practicable after the Company files with the SEC. Copies can be obtained free of charge by visiting the Company's website at www.whitneybank.com. The Company's website is not incorporated into this annual report on Form 10-K.

Item 2:  PROPERTIES

         The Company owns no real estate in its own name. The Company's executive offices are located in downtown New Orleans in the main office facility owned by Whitney National Bank. The Bank also owns an operations center in the greater New Orleans area. The Bank makes portions of its main office facility and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to Whitney's overall operations. The Bank maintains approximately 130 active banking facilities in five states. The Bank owns approximately 75% of these facilities, and the remaining banking facilities are subject to leases, each of which management considers to be reasonable and appropriate to its location. Management ensures that all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

         The Bank and a subsidiary hold a variety of property interests acquired through the years in settlement of loans. Note 7 to the consolidated financial statements included in Item 8 provides further information regarding such property interests and is incorporated here by reference.

Item 3:  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company or its subsidiaries is a party or to which any of their property is subject.


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5: MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's stock trades on The Nasdaq National Market under the symbol WTNY. The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K shows the high and low sales prices of the Company's stock for each calendar quarter of 2004 and 2003 as reported on The Nasdaq National Market, and is incorporated here by reference.

         The approximate number of shareholders of record of the Company, as of March 4, 2005, was as follows:

           Title of Class                             Shareholders of Record
          ----------------------------------------------------------------------
           Common Stock, no par value                         5,232

         Dividends declared by the Company are listed in the Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K, which is incorporated here by reference. For a description of certain restrictions on the payment of dividends see the section entitled "Supervision and Regulation" appearing in Item 1 of this annual report.

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company's common stock during the three months ended December 31, 2004.

------------- ----------- ---------- ----------------------- -------------------
                                           Total Number       Maximum Number of
                Total                        of Shares       Shares that May Yet
              Number of    Average      Purchased as Part     Be Purchased Under
                Shares    Price Paid  of Publicly Announced      the Plans or
   Period     Purchased    per share   Plans or Programs (1)     Programs (1)

------------- ----------- ---------- ----------------------- -------------------
 October 2004   1,662(2)   $43.585               -                1,750,000
------------- ----------- ---------- ----------------------- -------------------
November 2004 142,626(2)   $45.385            141,250             1,608,750
------------- ----------- ---------- ----------------------- -------------------
December 2004 566,628      $44.232            566,628             1,042,122
------------- ----------- ---------- ----------------------- -------------------

(1) In October 2004, the Board of Directors authorized the Company to repurchase up to 1.75 million shares of its common stock. The repurchase program is authorized for one year, beginning October 27, 2004.
(2) Includes 1,662 shares in October and 1,376 shares in November that were tendered to the Company as consideration for the exercise price of employee stock options.


Item 6:  SELECTED FINANCIAL DATA
                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                                        Years Ended December 31
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)         2004         2003         2002         2001         2000
--------------------------------------------------------------------------------------------------------------------
YEAR-END BALANCE SHEET DATA
  Total assets                                     $8,222,624   $7,754,982   $7,097,881   $7,243,650   $6,650,265
  Earning assets                                    7,648,740    7,193,709    6,501,009    6,681,786    6,078,951
  Loans                                             5,626,276    4,882,610    4,455,412    4,495,085    4,587,438
  Investment securities                             1,991,244    2,281,405    1,975,698    1,632,340    1,462,189
  Deposits                                          6,612,607    6,158,582    5,782,879    5,950,160    5,332,474
  Shareholders' equity                                904,765      840,313      800,483      717,888      665,764
--------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                     $7,890,183   $7,238,022   $7,016,675   $6,831,564   $6,282,044
  Earning assets                                    7,327,233    6,717,863    6,492,791    6,303,445    5,771,256
  Loans                                             5,179,734    4,595,868    4,372,194    4,475,149    4,228,948
  Investment securities                             2,120,594    2,004,245    1,816,216    1,525,254    1,478,609
  Deposits                                          6,347,503    5,913,186    5,750,141    5,548,556    4,927,214
  Shareholders' equity                                881,477      823,698      760,725      698,099      622,814
--------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                    $360,772     $338,069     $370,909     $441,145     $452,261
  Interest expense                                     40,682       43,509       75,701      161,349      185,181
  Net interest income                                 320,090      294,560      295,208      279,796      267,080
  Net interest income (TE)                            326,237      300,115      300,134      285,161      273,176
  Provision for loan losses                             2,000       (3,500)       7,500       19,500       12,690
  Noninterest income                                   82,523       89,504       85,185       91,209       75,120
    Net securities gains in noninterest income             68          863          411          165          850
  Noninterest expense                                 260,278      242,923      230,926      239,104      223,179
  Net income                                           97,137       98,542       95,323       75,820       72,842
--------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                               1.23%        1.36%        1.36%        1.11%        1.16%
  Return on average shareholders' equity                11.02        11.96        12.53        10.86        11.70
  Net interest margin                                    4.45         4.47         4.62         4.52         4.73
  Average loans to average deposits                     81.60        77.72        76.04        80.65        85.83
  Efficiency ratio                                      63.69        62.49        60.00        62.09        63.92
  Allowance for loan losses to loans                      .97         1.22         1.48         1.59         1.33
  Nonperforming assets to loans plus foreclosed
     and surplus property                                 .46          .62          .95          .77          .55
  Net charge-offs to average loans                        .19          .07          .28          .21          .04
  Average shareholders' equity to average assets        11.17        11.38        10.84        10.22         9.91
  Shareholders' equity to total assets                  11.00        10.84        11.28         9.91        10.01
  Leverage ratio                                         9.56        10.13         9.76         8.72         8.93
--------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
      Basic                                             $2.38        $2.47        $2.39        $1.92        $1.89
      Diluted                                            2.35         2.44         2.38         1.90         1.89
  Dividends
      Cash dividends per share                          $1.34        $1.23        $1.11        $1.03         $.96
      Dividend payout ratio                             56.99%       50.32%       46.50%       53.81%       50.04%
  Book Value Per Share                                 $21.85       $20.78       $19.98       $18.10       $16.92
  Trading Data
      High sales price                                 $46.24       $41.32       $38.52       $32.56       $27.79
      Low sales price                                   39.52        30.75        28.09        24.00        21.00
      End-of-period closing price                       44.99        40.99        33.33        29.23        24.21
      Trading volume                               18,441,501   22,924,257   21,926,523   13,965,350   10,566,587
  Average Shares Outstanding
      Basic                                        40,748,387   39,929,431   39,848,881   39,550,723   38,475,984
      Diluted                                      41,388,695   40,396,134   40,121,544   39,836,047   38,568,699
--------------------------------------------------------------------------------------------------------------------

Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income (excluding securities transactions).
All prices are as reported on The Nasdaq National Market.


                                                          9

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) and on their results of operations during 2004, 2003 and 2002. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8. Certain financial information in prior years has been reclassified to conform to the current year's presentation.

FORWARD-LOOKING STATEMENTS
         This discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of future plans and strategies. Forward-looking statements often contain words such as "anticipate," "believe," "estimate," "expect," "forecast," "goal," "intend," "plan," "project" or other words of similar meaning.

         The forward-looking statements made in this discussion include, but may not be limited to (a) discussion of potential earnings volatility from changes in the estimated allowance for loan losses over time, (b) comments on the expected growth rate of the loan portfolio and conditions impacting certain industries represented in the customer base, (c) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (d) comments about the performance of Whitney's net interest income, net interest margin, yields on the loan and investment portfolios, and deposit rates assuming certain conditions, (e) comments about possible future levels of home loan refinancing activity, and (f) comments on expected changes or trends in expense levels for retirement benefits, current health benefits, equipment and data processing, amortization of intangibles, advertising and promotion and corporate value tax.

         Whitney's ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Whitney believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in the Company's forward-looking statements include, but are not limited to:

         o Changes in economic and business conditions, including those caused by natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of Whitney's customer base.
         o Changes in interest rates that affect the pricing of Whitney's financial products, the demand for its financial services and the valuation of its financial assets and liabilities.
         o Changes in laws and regulations that significantly affect the activities of the banking industry and the industry's competitive position relative to other financial service providers.
         o Technological changes affecting the nature or delivery of financial products or services and the cost of providing them.
         o The failure to capitalize on growth opportunities and realize cost savings in connection with business acquisitions.
         o Management's inability to develop and execute plans for Whitney to effectively respond to unexpected changes.

         Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

OVERVIEW

         Whitney earned $97.1 million in 2004, or 1% less than the $98.5 million earned in 2003. Per share earnings in 2004 were $2.38 per basic share and $2.35 per diluted share, each approximately 4% lower than in 2003. The key components of 2004's earnings performance follow:

         o Net interest income, on a taxable-equivalent (TE) basis, increased 9% in 2004, consistent with the growth in average earning assets over 2003. Whitney's net interest margin (TE) held steady between these periods. The most important factors behind the increase in net interest income (TE) in 2004 were loan growth and an improved mix of earning assets, rising market interest rates over the latter half of the year, continued liquidity in the deposit base, and careful management of the pricing structure for loans and deposits.

         o The direction of overall credit quality was favorable during 2004 and Whitney was able to reduce its allowance for loan losses by $5.1 million from the end of 2003. Net charge-offs totaled $9.6 million in 2004, up from $3.1 million in 2003 when the Company made a significant recovery on a single relationship. For 2004, the Company recognized a $2 million provision for loan losses compared to a negative provision of $3.5 million in 2003.

         o Noninterest income decreased 8%, or $7.0 million, in 2004. Fee income generated by Whitney's secondary mortgage market operations was down $6.3 million to a level less than half that generated in 2003 on a sharp reduction in home loan refinancing activity. Rising short-term market rates led to an increase in the earnings credit allowed against service charges on certain business deposit accounts, which contributed to a 3%, or $1.2 million, decrease in deposit service charge income. Fees from bank cards were up 12%, or $1.1 million, in 2004, on continued growth in transaction volumes. Trust service fees rose 10%, or $.8 million, on new customer development and improved equity market valuations.

         o    Noninterest expense was 7%, or $17.4 million, higher in 2004.
              The primary reason for this increase was the 6%, or $8.0 million, increase in personnel expense. Employee compensation increased 5%, or $5.7 million, with $2.9 million of the total increase coming from the stock-based component of management incentive compensation plans. Employee benefits expense was up 8%, or $2.3 million, mainly related to pension and current health benefits. Banking operations acquired in 2004 contributed approximately 1%, or $1.2 million, to the total increase in personnel expense for the year. Noninterest expense in 2004 also included a $1.6 million loss on the abandonment of certain noncancelable facility leases, $.5 million in costs to convert acquired operations to Whitney's system and a $.6 million casualty loss for hurricane damage.

CRITICAL ACCOUNTING POLICIES

         Whitney prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. A discussion of certain accounting principles and methods of applying those principles that are particularly important to this process is included in Note 2 to the consolidated financial statements. In applying these principles to determine the amounts and other disclosures that are presented in the financial statements and discussed in this section, the Company is required to make estimates and assumptions.

         Whitney believes that the determination of its estimate of the allowance for loan losses involves a higher degree of judgment and complexity than its application of other significant accounting policies. Factors considered in this determination and management's process are discussed in Note 2 and in the following section on "Loans, Credit Risk Management and Allowance for Loan Losses." Although management believes it has identified appropriate factors for review and designed and implemented adequate procedures to support the estimation process that are consistently followed, the allowance remains an estimate about the effect of matters that are inherently uncertain. Over time, changes in economic conditions or the actual or perceived financial condition of Whitney's credit customers or other factors can materially impact the allowance estimate, potentially subjecting the Company to significant earnings volatility.

         Management makes a variety of assumptions in applying principles that govern the accounting for retirement benefits under the Company's defined benefit pension plan. These assumptions are essential to the actuarial valuation that determines the amounts Whitney recognizes and certain disclosures it makes in the consolidated financial statements related to the operation of this plan (see Note 13 in Item 8). Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of pension benefits recognized in earnings. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is set with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, pension cost will move opposite to changes in either the discount rate or the rate of return on assets. Recent trends in pension costs are discussed in the section on "Noninterest Expense."

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Developments

         Total loans increased 15%, or $744 million, from year-end 2003, after growing 10% in 2003. Approximately $189 million of loans was added through a business acquisition in the third quarter of 2004. The loan portfolio has grown consistently throughout 2004 and 2003. New customer development and demand from Whitney's established customer base for commercial, commercial real estate and real estate development and construction loans has accounted for most of the increase. Table 1 shows loan balances by type of loan at December 31, 2004 and at the end of the previous four years.

TABLE 1.  LOANS OUTSTANDING BY TYPE
------------------------------------------------------------------------------------------------------------------
                                                                        December 31
------------------------------------------------------------------------------------------------------------------
(in thousands)                                        2004          2003          2002         2001          2000
------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural          $2,399,794    $2,213,207    $1,917,859   $1,852,497    $1,815,205
Real estate - commercial, construction and
   other                                         2,209,975     1,726,212     1,584,099    1,576,817     1,544,390
Real estate - residential mortgage                 685,732       619,869       638,703      761,355       874,645
Individuals                                        330,775       323,322       314,751      304,416       353,198
------------------------------------------------------------------------------------------------------------------
    Total loans                                 $5,626,276    $4,882,610    $4,455,412   $4,495,085    $4,587,438
------------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, was up $187 million, or 8%, compared to year-end 2003. This portfolio sector grew $295 million, or 15%, in 2003 from the end of 2002. The bank acquisition in 2004 had little impact on this portfolio segment. Overall the portfolio remained well-diversified, with customers in a wide range of industries, including oil and gas exploration and production, marine transportation, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2003. The rate of commercial loan growth at the Bank in 2005 will depend mainly on the economic fundamentals affecting its customers as well as on its ability to continue to develop customers in the newer parts of its market and take advantage of competitive circumstances to attract new business in its established market.

         At December 31, 2004, outstanding loans to oil and gas industry customers represented approximately 9% of total loans. The outstanding balance of $509 million at year-end 2004 was comparable to the balance at the end of 2003. The major portion of the Company's customer base in this industry provides transportation and other services and products to support exploration and production activities. Whitney seeks service and supply customers who are quality operators that can manage through volatile commodity price cycles. With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector during 2003 and 2004. Outstanding loans to exploration and production companies totaled close to a quarter of the industry portfolio at the end of 2004. The Bank has a petroleum engineer on staff who participates in the underwriting of loans to exploration and production customers. Management, through the Bank's Credit Policy Committee, monitors both industry fundamentals and portfolio performance and credit quality on a formal ongoing basis and establishes and adjusts internal exposure guidelines as a percent of capital both for the industry as a whole and for individual sectors within the industry. The level of activity in this industry continues to have an important impact on the economies of certain portions of Whitney's market area, particularly southern Louisiana and Houston.

         Outstanding balances under participations in larger shared-credit loan commitments totaled approximately $333 million at December 31, 2004, including $98 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.

         The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties, and loans secured by properties used in commercial or industrial operations. This portfolio sector grew 28%, or $484 million, in 2004, and 9%, or $142 million, in 2003. Approximately $145 million, or close to a third, of the growth in 2004 was from loans with acquired operations. Whitney has been able to develop new business in this highly competitive market throughout its market area, and the Company continues to finance new projects for its established customer base. The pace of new real estate project development has increased with improving economic conditions and higher confidence that these conditions will be sustained. The level of growth achieved in a given period will be impacted by expected paydowns on and permanent takeouts of seasoned projects as developers take advantage of continued favorable long-term financing rates. The Bank's Credit Policy Committee has also set exposure guidelines for the overall portfolio of commercial real estate loans as well as for loans to developers or owner-users that are secured by various subcategories of property. As with lending to the oil and gas industry, management regularly monitors real estate industry fundamentals and portfolio credit quality. In recent years, activity in this portfolio sector has been driven by the development of retail, small office and commercial facilities by customers throughout Whitney's market area, and by apartment and condominium projects, particularly in the eastern Gulf Coast region. Financing activity for hotel and other hospitality industry projects, which have largely been concentrated in the New Orleans metropolitan area, has slowed over this period.

         The residential mortgage loan portfolio grew by $66 million, or 11%, from the end of 2003 to year-end 2004, with a third of this growth from acquisitions. Whitney has increased the promotion of tailored mortgage products that are held in the portfolio, although it continues to sell most conventional residential mortgage loan production in the secondary market. This portfolio sector had declined over the previous three years as many loans refinanced while new production was sold. There was little change in the total of fixed-term home equity loans outstanding during 2004. This loan product offers customers the opportunity to leverage increased home values and equity to obtain tax-advantaged consumer financing. The rate of growth in this product slowed in recent years as borrowers increasingly tapped home equity when refinancing their primary home mortgages.

         Loans to individuals include various consumer installment and credit line loan products other than fixed-term home equity loans. This portfolio sector has grown moderately for several years, mainly from the promotion of secured personal credit lines.

         Table 2 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Approximately 53% of the value of loans with a maturity greater than one year carries a fixed rate of interest.

TABLE 2.  LOAN MATURITIES BY TYPE
-----------------------------------------------------------------------------------------------------------------
                                                                       December 31, 2004
-----------------------------------------------------------------------------------------------------------------
                                                     One year     One through       More than
(in thousands)                                        or less      five years      five years            Total
-----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural             $1,619,336      $  732,827        $ 47,631       $2,399,794
Real estate - commercial, construction and            609,860       1,343,341         256,774        2,209,975
   other
Real estate - residential mortgage                     87,881         328,579         269,272          685,732
Individuals                                           159,281         163,544           7,950          330,775
-----------------------------------------------------------------------------------------------------------------
    Total                                          $2,476,358      $2,568,291        $581,627       $5,626,276
-----------------------------------------------------------------------------------------------------------------

Credit Risk Management and Allowance for Loan Losses

         Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by its Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company. Written credit policies define underwriting criteria, concentration guidelines, and lending approval processes that cover individual authority and the appropriate involvement of regional loan committees and a senior loan committee. The senior loan committee is composed of the Bank's senior lenders, senior officers in Credit Administration, the President and the Chairman and Chief Executive Officer.

         Commercial credits, including commercial real estate loans, are underwritten principally based upon cash flow coverage, but additional support is regularly obtained through collateralization and guarantees. Commercial loans are typically relationship-based rather than transaction-driven. Loan concentrations are monitored monthly by management and the Board of Directors. Consumer loans are centrally underwritten with the support of automated credit scoring tools, with appropriate secondary review procedures.

         A strong monitoring process is the key to early identification of problem credits. Lending officers are responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines. An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting processes. Once a problem relationship over a certain size threshold is identified, a quarterly watch committee process is initiated. The watch committee, composed of senior lending and credit administration management, must approve any substantive changes to identified problem credits and assigns relationships to the special credits department when appropriate.

         Management's evaluation of credit risk in the portfolio is ultimately reflected in the estimate of probable loan losses inherent in the portfolio that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to expense. The methodology for determining the allowance involves significant judgment and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.

         The recorded allowance encompasses three elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality and groups of homogeneous loans not individually rated; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company.

         Criticized loans are credits with above-average weaknesses as identified through the internal risk-rating process. Criticized loans include those that are deemed to be impaired as defined by Statement of Financial Accounting Standards (SFAS) No. 114. Specific allowances are determined for impaired loans based on the present value of expected future cash flows discounted at the loan's contractual interest rate, the fair value of the collateral if the loan is collateral dependent, or, when available, the loan's observable market price. The allowance for the remainder of criticized loans is calculated by applying loss factors to loan balances aggregated by the severity of the internal risk rating. The loss factors applied to criticized loans are determined with reference to the results of migration analysis, which analyzes the charge-off experience over time for loans with in each rating category.

         For the second element, loans assessed as having average or better credit quality with similar risk ratings and homogeneous loans not subject to individual rating, such as residential mortgage loans, consumer installment loans and draws under consumer credit lines, are grouped together and individual loss factors are applied to each group. The loss factors for homogeneous loan groups are based on average historical charge-off information. Industry-based factors are applied to other portfolio segments for which migration analysis has not been performed.

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


TABLE 3.  NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------
                                                                          December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                2004         2003          2002         2001         2000
-----------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis          $23,597      $26,776       $37,959      $33,412      $23,579
Restructured loans                                      49          114           336          383          465
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        23,646       26,890        38,295       33,795       24,044
Foreclosed assets and surplus banking property       2,454        3,490         3,854          991          995
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                      $26,100      $30,380       $42,149      $34,786      $25,039
-----------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing               $3,533       $3,385        $5,817       $6,916       $4,343
-----------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans plus foreclosed
        assets and surplus property                    .46%         .62%          .95%         .77%         .55%
   Allowance for loan losses to
        nonperforming loans                         229.83       221.18        172.65       211.96       253.77
   Loans 90 days past due still accruing
        to loans                                       .06          .07           .13          .15          .09
-----------------------------------------------------------------------------------------------------------------

         Table 3 provides information on nonperforming loans and other nonperforming assets for each of the five years in the period ended December 31, 2004. Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment. There have been no significant trends related to industries or markets underlying the changes in nonperforming assets. The Company reduced nonperforming loans by $3 million in 2004 and $11 million in 2003. A comparison of contractual interest income on nonperforming loans with cash-basis and cost-recovery interest actually recognized on these loans for 2004, 2003 and 2002 is presented in Note 7 to the consolidated financial statements. Whitney's policy for placing loans on nonaccrual status is presented in Note 2 to the consolidated financial statements.

         During 2004, there was a $14 million reduction in the total of loans criticized through the internal credit risk classification process. Criticized loans at December 31, 2004 included $15 million of loans whose full repayment is in doubt, up $6 million from year-end 2003. Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected decreased $21 million during 2004, to a total of $86 million at year end. Loans warranting special attention totaled $72 million at year-end 2004, up $1 million from the prior year end. The allowance determined for criticized loans at December 31, 2004, other than those separately evaluated for impairment, was $5.5 million below that determined at year-end 2003, reflecting mainly the lower criticized balances outstanding and a reduction in the loss factor applied to loans warranting special attention based on the regular reassessment of loss experience. The allowance for impaired loans decreased $.7 million from the end of 2003 to 2004's year end.


TABLE 4.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                  2004          2003         2002         2001          2000
-------------------------------------------------------------------------------------------------------------------
Balance at the beginning of year                     $59,475       $66,115      $71,633      $61,017       $47,543
Allowance of acquired banks                            2,461             -            -        1,196         2,388
Allowance on loans transferred to held for sale            -             -         (895)        (651)            -
Provision for loan losses charged to operations        2,000        (3,500)       7,500       19,500        12,690
Loans charged to the allowance:
   Commercial, financial and agricultural             (9,680)       (7,286)      (6,894)     (11,678)       (4,244)
   Real estate - commercial, construction and           (932)         (963)      (5,148)        (252)         (884)
      other
   Real estate - residential mortgage                   (619)       (1,176)      (1,816)        (552)         (697)
   Individuals                                        (2,799)       (3,509)      (3,353)      (3,020)       (2,656)
-------------------------------------------------------------------------------------------------------------------
      Total charge-offs                              (14,030)      (12,934)     (17,211)     (15,502)       (8,481)
-------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural              2,488         2,273        2,472        3,130         2,679
   Real estate - commercial, construction and            223         3,666          463          965         1,796
      other
   Real estate - residential mortgage                    246         1,873          509          348           658
   Individuals                                         1,482         1,982        1,644        1,630         1,744
-------------------------------------------------------------------------------------------------------------------
      Total recoveries                                 4,439         9,794        5,088        6,073         6,877
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                       (9,591)       (3,140)     (12,123)      (9,429)       (1,604)
-------------------------------------------------------------------------------------------------------------------
Balance at the end of year                           $54,345       $59,475      $66,115      $71,633       $61,017
-------------------------------------------------------------------------------------------------------------------
Ratios
   Net charge-offs to average loans                      .19%          .07%         .28%         .21%          .04%
   Gross charge-offs to average loans                    .27           .28          .39          .35           .20
   Recoveries to gross charge-offs                     31.64         75.72        29.56        39.18         81.09
   Allowance for loan losses to loans at end
      of year                                            .97          1.22         1.48         1.59          1.33
-------------------------------------------------------------------------------------------------------------------

         The allowance for loans with average or better credit quality ratings and loans not subject to individual rating increased $2.7 million from the end of 2003 to December 31, 2004, mainly driven by loan growth. Favorable regular adjustments to loss factors for certain smaller portfolio segments offset some of the growth-driven increase in the allowance. The overall allowance determined as of December 31, 2004, was $5.1 million below the allowance at year-end 2003, including a $1.6 million reduction related to management's relative assessment of economic and other qualitative risk factors between these dates.

TABLE 5.  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
                                                                 December 31
-------------------------------------------------------------------------------------------------------------------
                               2004              2003              2002              2001              2000
-------------------------------------------------------------------------------------------------------------------
                                     %                  %                %                 %                 %
(dollars in millions)     Balance  Loans   Balance    Loans  Balance   Loans  Balance    Loans   Balance   Loans
-------------------------------------------------------------------------------------------------------------------
Commercial, financial
   and agricultural        $24.3    43%     $29.2      45%    $32.0     43%    $36.4      41%     $29.5     39%
Real estate - commercial,
   construction and other   21.2    39       19.2      35      18.8     36      17.7      35       17.1     34
Real estate -
   residential mortgage      4.2    12        5.0      13       5.5     14       7.6      17        7.0     19
Individuals                  2.7     6        2.6       7       4.7      7       4.5       7        4.9      8
Unallocated                  1.9     -        3.5       -       5.1      -       5.4       -        2.5      -
-------------------------------------------------------------------------------------------------------------------
   Total                   $54.3   100%     $59.5     100%    $66.1    100%    $71.6     100%     $61.0    100%
-------------------------------------------------------------------------------------------------------------------

         Table 4 shows the activity in the allowance over the past five years, and the allocation of the allowance to loan categories is included in Table 5, together with the percentage of total loans in each category.

INVESTMENT SECURITIES

         The portfolio of investment securities was maintained at a fairly stable level during most of 2003 as funds from deposit growth and reductions in liquidity management investments and other earning assets were available to support steady loan growth. Toward the end of 2003, management executed a strategy, in response to market conditions, to invest in advance of security paydowns and prepayments expected in 2004, and the portfolio increased $309 million during the fourth quarter of 2003. This strategy was unwound as planned during 2004, and the portfolio total of $2.0 billion at December 31, 2004 was down 13%, or $290 million, compared to December 31, 2003, with proceeds supporting loan growth in 2004.

         Information about the contractual maturity structure of investment securities at December 31, 2004, including the weighted-average yield on such securities, is shown in Table 6. The carrying value of securities with explicit call options totaled $173 million at year-end 2004. These call options and the scheduled principal reductions and projected prepayments on mortgage-backed securities are not reflected in Table 6. Including expected principal reductions on mortgage-backed securities, the weighted-average maturity of the overall securities portfolio was approximately 48 months at December 31, 2004, compared to 45 months at year-end 2003.

TABLE 6.  DISTRIBUTION OF INVESTMENT MATURITIES
-------------------------------------------------------------------------------------------------------------------------
                                                   December 31, 2004
-------------------------------------------------------------------------------------------------------------------------
                                                 Over one through   Over five through
(dollars in thousands)      One year and less       five years         ten years         Over ten years        Total
-------------------------------------------------------------------------------------------------------------------------
                             Amount    Yield     Amount    Yield     Amount   Yield      Amount   Yield   Amount   Yield
-------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
-------------------------------------------------------------------------------------------------------------------------
Mortgage-backed
  securities(a)              $ 1,659   4.32%    $ 72,191    5.27%   $294,651  4.19%   $  972,411  4.29% $1,340,912  4.32%
U. S. agency securities       35,089   3.90      176,378    2.70      72,117  3.99             -     -     283,584  3.18
U. S. Treasury securities     55,607   5.34       24,742    2.47           -     -             -     -      80,349  4.45
Obligations of states and
  political subdivisions (b)   3,009   6.30       11,385    6.17       7,777  6.56             -     -      22,171  6.33
Other debt securities            150   7.47        1,808    6.11       2,948  5.80             -     -       4,906  5.96
Equity securities(c)               -      -            -       -         -       -        31,852  3.74      31,852  3.74
-------------------------------------------------------------------------------------------------------------------------
    Total                    $95,514   4.82%    $286,504    3.49%   $377,493  4.21%   $1,004,263  4.28% $1,763,774  4.16%
-------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity
-------------------------------------------------------------------------------------------------------------------------
Obligations of states and
  political subdivisions (b)  $5,096   6.51%     $33,481    6.79%   $105,403  6.04%      $83,490  6.20%   $227,470  6.22%
-------------------------------------------------------------------------------------------------------------------------
    Total                     $5,096   6.51%     $33,481    6.79%   $105,403  6.04%      $83,490  6.20%   $227,470  6.22%
-------------------------------------------------------------------------------------------------------------------------
(a) Distributed by contractual maturity without regard to repayment schedules or projected prepayments.
(b) Tax exempt yields are expressed on a fully taxable equivalent basis.
(c) These securities have no stated maturities or guaranteed dividends.  Yield estimated based on expected near-term returns.

         The weighted-average taxable-equivalent portfolio yield was approximately 4.40% at December 31, 2004, down slightly from 4.43% at December 31, 2003. A substantial majority of the securities in the investment portfolio bear fixed interest rates. The investment in mortgage-backed securities with final contractual maturities beyond ten years shown in Table 6 included approximately $411 million of adjustable-rate issues with a weighted-average yield of 4.16%. The initial reset dates on these securities are mainly within four to six years from the end of 2004.

         Whitney has increased the proportion of both mortgage-backed securities and state and municipal obligations held in the portfolio over the past two years and the duration of the portfolio increased to 3.1 years at December 31, 2004 from 1.5 years at year-end 2002. The duration of the portfolio at December 31, 2004 would extend to 3.9 years assuming an immediate 300 basis point increase in market rates, according to the Company's asset/liability management model. Duration provides a measure of the sensitivity of the portfolio's fair value to changes in interest rates.

         Securities available for sale constituted 89% of the total investment portfolio at December 31, 2004. There was a net unrealized loss on this portfolio segment of $5 million at year-end 2004. Gross losses totaled $14 million and were mainly related to mortgage-backed securities and certain longer-maturity U. S. government agency securities. The gross losses represented a little over 1% of the total amortized cost for the underlying securities. Note 4 to the consolidated financial statements provides information on the process followed by management to evaluate whether unrealized losses on securities, both those available for sale and those held to maturity, represent impairment that is other than temporary and that should be recognized with a charge to operations. Substantially all the unrealized losses at December 31, 2004 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no value impairment related to credit quality in the portfolio. At December 31, 2004, management had both the intent and ability to hold value-impaired securities until full recovery of cost and no impairment was evaluated as other than temporary. No impairment losses were recognized in any of the three years in the period ended December 31, 2004.

         The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

         Apart from securities issued or guaranteed by the U. S. government or its agencies, Whitney held no investment in the securities of a single issuer at December 31, 2004 that exceeded 10% of its shareholders' equity.

DEPOSITS AND BORROWINGS

         Deposits at December 31, 2004 were up 7%, or $454 million, from the level at year-end 2003. Deposits with locations acquired in 2004 contributed approximately 3% to the growth rate for the year. Average deposits also increased 7%, or approximately $434 million, in 2004. Table 7 shows the composition of deposits at December 31, 2004 and the previous two year ends. The composition of average deposits and the effective yield on interest-bearing deposits for each of these years is presented in Table 12.


TABLE 7.  DEPOSIT COMPOSITION
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                               2004                   2003                   2002
---------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits            $2,111,703    32%      $1,943,248    32%      $1,692,939   29%
Interest-bearing deposits:
  NOW account deposits                            901,859    14          827,360    13          698,897   12
  Money market deposits                         1,270,479    19        1,396,420    23        1,346,481   23
  Savings deposits                                709,887    11          585,943     9          528,186    9
  Other time deposits                             694,458    10          745,478    12          840,297   15
  Time deposits $100,000 and over                 924,221    14          660,133    11          676,079   12
---------------------------------------------------------------------------------------------------------------
     Total                                     $6,612,607   100%      $6,158,582   100%      $5,782,879  100%
---------------------------------------------------------------------------------------------------------------

         Continued demand for deposit products and appropriate deposit-pricing strategies helped the Company maintain a favorable mix of deposits through 2004. Lower-cost deposits, which exclude time deposits, increased 5%, or $241 million, from the end of 2003, with noninterest-bearing demand deposits up 9% and deposits in lower-cost interest-bearing products up 3%. Lower-cost deposits made up a little more than three-quarters of total deposits at the end of both 2004 and 2003, and noninterest-bearing demand deposits held steady at close to one-third of deposits. Each of these percentages was up slightly from the end of 2002.

         Higher-cost time deposits at December 31, 2004 were up 15%, or $213 million, compared to year-end 2003. Acquired deposits contributed $62 million to this increase, including approximately $26 million of time deposits of $100,000 and over. The increase in time deposits of $100,000 or more in 2004 mainly reflected the attraction of temporary excess funds of certain larger commercial customers to treasury-management deposit products and the addition of competitively bid public funds, partly as an alternative to other short-term borrowings. Public fund time deposits totaled $138 million at December 31, 2004, up $47 million from December 31, 2003.

TABLE 8.  MATURITIES OF TIME DEPOSITS
-----------------------------------------------------------------------------------------------------
                                                       Deposits of     Deposits of
                                                        $100,000        less than
(in thousands)                                          or more         $100,000          Total
-----------------------------------------------------------------------------------------------------
Three months or less                                    $560,260        $198,520       $  758,780
Over three months through six months                     160,967         177,095          338,062
Over six months through twelve months                    114,223         169,086          283,309
Over twelve months                                        88,771         149,757          238,528
-----------------------------------------------------------------------------------------------------
  Total                                                 $924,221        $694,458       $1,618,679
-----------------------------------------------------------------------------------------------------

         Short-term and other borrowings increased 6%, or $34 million, from year-end 2003, but were up 37%, or $162 million, on average compared to the prior year. The main source of short-term borrowings has been the sale of securities under repurchase agreements to customers using Whitney's treasury management sweep product. The total of borrowings from customers under repurchase agreements was stable between the end of 2003 and 2004's year end, but has declined 13% on average, or $41 million, in 2004 and 10% in 2003, in part reflecting a shift to treasury-management and other deposit products with the elimination of any comparative yield advantage. Because of the underlying customer relationship, these borrowings serve as a relatively stable source of funds. During 2004, the Bank began using advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds to support loan growth. At December 31, 2004, such advances totaled $100 million, and the average borrowings during the year totaled $79 million. Other sources of wholesale short-term funding include federal funds purchased and brokered repurchase agreements. Additional information on borrowings, including yields and maximum amounts borrowed, is presented in Note 11 to the consolidated financial statements.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

         Shareholders' equity totaled $905 million at December 31, 2004, which represented an increase of $64 million from the end of 2003. During 2004, Whitney retained $42 million of earnings, net of dividends declared, but this was partly offset by an $11 million decrease in other comprehensive income representing an unrealized net holding loss on securities available for sale during 2004. The 1.03 million shares issued in a business acquisition in August 2004 were valued at $42 million, and Whitney recognized $22 million in additional equity during 2004 from activity in stock-based compensation plans for employees and directors, including option exercises. The Company repurchased 708 thousand shares at a cost of $32 million under a plan announced in October 2004. Total shareholders' equity grew $40 million in 2003, to $840 million at December 31, 2003. Net retained earnings of $49 million and $11 million in additional equity from stock-based compensation plan activity were partly offset by a $22 million other comprehensive loss. The Company paid a relatively stable percentage of its earnings in dividends over the last three years. The dividend payout ratio was 57% in 2004, 50% in 2003 and 47% in 2002.

         The ratios in Table 9 indicate that the Company remained strongly capitalized at December 31, 2004. The increase in risk-weighted assets at December 31, 2004 from the end of 2003 resulted mainly from an increase in loans and other on-balance-sheet assets, including those acquired in business combinations, and, to a lesser degree, from growth in off-balance-sheet obligations, such as loan facilities and letters of credit, which are converted to assets for the risk-based capital calculations. Goodwill and other intangible assets recognized in a business acquisition are excluded from risk-weighted assets. These intangible assets, however, are also deducted in determining regulatory capital and serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 9.  RISK-BASED CAPITAL AND CAPITAL RATIOS
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                2004         2003          2002          2001         2000
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Tier 1 regulatory capital                         $767,717     $739,236      $672,408      $604,179     $577,036
Tier 2 regulatory capital                           54,345       59,475        66,115        63,878       61,017
-------------------------------------------------------------------------------------------------------------------
  Total regulatory capital                        $822,062     $798,711      $738,523      $668,057     $638,053
-------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                            $6,527,821   $5,777,094    $5,301,764    $5,102,470   $5,063,114
-------------------------------------------------------------------------------------------------------------------
Ratios
  Leverage ratio (Tier 1 capital to average           9.56%       10.13%         9.76%         8.72%        8.93%
     assets)
  Tier 1 capital to risk-weighted assets             11.76        12.80         12.68         11.84        11.40
  Total capital to risk-weighted assets              12.59        13.83         13.93         13.09        12.60
  Shareholders' equity to total assets               11.00        10.84         11.28          9.91        10.01
-------------------------------------------------------------------------------------------------------------------

         The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency.

LIQUIDITY MANAGEMENT AND CONTRACTUAL OBLIGATIONS

Liquidity Management

         The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process, making full use of quantitative modeling tools available to project cash flows under a variety of possible scenarios. Projections are also made assuming credit-stressed conditions, although such conditions are not likely to arise.

         On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on "Deposits and Borrowings" discusses changes in these liability-funding sources in 2004. Whitney National Bank is a member of the Federal Home Loan Bank system. This membership provides access to a variety of FHLB advance products as an alternative source of funds, and the Bank increased its use of this funding source during 2004. In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this ability to date.

         Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization. Table 2 above presents the contractual maturity structure of the loan portfolio and Table 6 presents contractual investment maturities.

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for each year in the three-year period ended December 31, 2004.

         Continued high levels of liquidity in the deposit base helped support increased loan production and overall earning asset growth in 2003 and again in 2004. Management anticipates that some of this funds availability will moderate with increased economic activity, renewed confidence in the capital markets and rising market interest rates and has factored this possibility into its liquidity projections and planning processes.

         At December 31, 2004, Whitney Holding Corporation had approximately $170 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases or other corporate uses, before consideration of any future dividends that may be received from the Bank. During 2005, the Bank will have available an amount equal to approximately $15 million plus its current net income to declare as dividends to the Company without prior regulatory approval.

         In October 2004, the Board of Directors authorized the Company to repurchase up to 1.75 million shares of its common stock. As of December 31, 2004, Whitney had repurchased 707,878 shares at a total cost of $31.5 million. Based on the Company's closing stock price at year-end 2004, the cash outlay to complete the repurchase program would total approximately $47 million. The repurchase program extends through October 2005. Whitney has announced an agreement to acquire Destin Bancshares, Inc. for stock and cash in a transaction expected to close in the first half of 2005. The cash component of the purchase price will total approximately $58 million.

Contractual Obligations

         The following table summarizes payments due from the Company under specified long-term and certain other contractual obligations as of December 31, 2004. Obligations under deposit contracts and short-term FHLB advances are not included. The maturities of time deposits are scheduled in Table 8 above in the section on "Deposits and Borrowings." Note 11 to the consolidated financial statements provides information on short-term FHLB advances outstanding at year-end 2004. Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. The balance includes approximately $2.1 million under contracts to construct or improve bank facilities. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty. The consolidated statements of cash flows provide a picture of Whitney's ability to fund these and other more significant cash operating expenses, such as interest expense and compensation and benefits, out of current operating cash flows.

TABLE 10.  CONTRACTUAL OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   Payments due by period from December 31, 2004
-----------------------------------------------------------------------------------------------------------------
                                                               Less than        1 - 3       3 - 5    More than
                                                      Total       1 year        years       years      5 years
-----------------------------------------------------------------------------------------------------------------
Long-term FHLB advances (a)                         $22,538      $ 3,809      $ 9,160      $  722      $ 8,847
Capital lease obligation (a)                            333          222          111           -            -
Operating lease obligations                          43,286        4,881        8,399       7,329       22,677
Purchase obligations                                  6,039        3,618        1,790         631            -
Other long-term liabilities (b) (c)                       -            -            -           -            -
-----------------------------------------------------------------------------------------------------------------
   Total                                            $72,196      $12,530      $19,460      $8,682      $31,524
-----------------------------------------------------------------------------------------------------------------

(a) Balances are included with short-term and other borrowings in the Company's consolidated financial statements.
(b) Obligations under the qualified defined benefit pension plan are not included. The Company does not anticipate making a pension contribution during 2005, and does not anticipate any significant near-term payments under the unfunded nonqualified pension plan. A $5.1 million nonqualified plan obligation was recorded at year-end 2004.
(c) The recorded obligation for postretirement benefits other than pensions was $10.3 million at December 31, 2004. The funding to purchase benefits for current retirees, net of retiree contributions, has not been significant.

OFF-BALANCE SHEET ARRANGEMENTS

         As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. Certain of these arrangements, such as noncancelable operating leases, are reflected in Table 10 above. The most significant off-balance sheet obligations are the Bank's commitments under traditional credit-related financial instruments. Table 11 schedules these commitments as of December 31, 2004 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 11.  CREDIT-RELATED COMMITMENTS
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                               Commitments expiring by period from December 31, 2004
-----------------------------------------------------------------------------------------------------------------
                                                                Less than          1 - 3        3 - 5  More than
                                                      Total        1 year          years        years    5 years
-----------------------------------------------------------------------------------------------------------------
Loan commitments - revolving                     $1,652,600    $1,225,339       $257,291     $169,291       $679
Loan commitments - nonrevolving                     415,173       194,315        220,858            -          -
Credit card and personal credit lines               437,386       437,386              -            -          -
Standby and other letters of credit                 355,040       286,058         68,982            -          -
-----------------------------------------------------------------------------------------------------------------
   Total                                         $2,860,199    $2,143,098       $547,131     $169,291       $679
-----------------------------------------------------------------------------------------------------------------

         Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Many such commitments are used only partially or not at all before they expire. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates, and many lines remain partly or wholly unused. Unfunded balances on revolving loan commitments and credit lines should not be used to project actual future liquidity requirements. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Expectations about the level of draws under all credit-related commitments are incorporated into the Company's liquidity and asset/liability management models.

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

         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company has developed a model to measure its interest rate sensitivity by running net interest income simulations and monitoring the economic value of equity. The model can be used to test the Company's sensitivity in various economic environments. The model incorporates management's assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Assumptions can also be entered into the model to evaluate the impact of possible strategic responses to changes in the competitive environment. Management, through the Company's Asset & Liability Committee, monitors simulation results against rate sensitivity guidelines specified in Whitney's asset/liability management policy.

         The net interest income simulations run at the end of 2004 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2003. Based on these simulations, annual net interest income (TE) would be expected to increase $17.3 million, or 4.8%, and decrease $25.6 million, or 7.1%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The comparable simulation run at year-end 2003 produced results that ranged from a positive impact on net interest income (TE) of $14.7 million, or 4.7%, to a negative impact of $15.4 million, or 5.0%. At the end of each year, additional simulations were run applying instantaneous parallel rate shocks up to 300 basis points as well as gradual rate changes of up to 200 basis points. In the recent rate environment, certain downward rate shocks caused unrealistic model assumptions, and the results from these simulation runs were disregarded.

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

         The method used for measuring longer-term interest rate risk is the economic value of equity analysis. At year-end 2004, the simulated measure of the Company's sensitivity was acceptable under internal guidelines at all levels of rate shock that produced realistic model assumptions.

         Changes in interest rates affect the fair values of financial instruments. The earlier section on Investment Securities and Notes 4 and 17 to the consolidated financial statements contain information regarding fair values.

         The Bank has used interest rate swaps on a limited basis to bring the market risk associated with the longer-duration fixed-rate loans desired by some customers in line with Whitney's asset/liability management objectives. No interest rate swap agreements were in effect at December 31, 2004. Swap activity has had minimal impact on financial condition and results of operations.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)

         Whitney's net interest income (TE) increased $26.1 million, or 9%, in 2004, consistent with the growth in average earning assets from 2003. The net interest margin (TE) was essentially stable between these periods. The net interest margin is net interest income (TE) as a percent of average earning assets. The most important factors behind the increase in net interest income in 2004 were loan growth and an improved mix of earning assets, rising market interest rates over the second half of the year, continued liquidity in the deposit base, and careful management of the pricing structure for both loans and deposits. Tables 12 and 13 provide details on the components of the Company's net interest income (TE) and net interest margin (TE).

         Average loans, which in Table 12 includes loans held for sale, increased 12% in 2004 and comprised 71% of average earning assets for the period, up from 69% in 2003. A further shift to variable pricing within the loan portfolio and the concentration of loan growth in high-quality commercial credits contributed to a 20 basis point decline in annual loan yields (TE) between 2003 and 2004. This trend also positioned the portfolio for more rapid yield improvement with rising short-term market rates, as was evident in the 51 basis point increase in loan yields (TE) from the second quarter to the fourth quarter of 2004. As of year-end 2004, balances of loans with adjustable rates tied to short-term market rate indices or prime totaled approximately 64% of the dollar value of the portfolio, compared with 54% at the end of 2003. After several years of sustained low market interest rates, short-term rates began to increase in mid-2004 prompting an increase in bank prime rates totaling 125 basis points by year end. The yield on the largely fixed-rate investment portfolio is less responsive to changes in market rates and the overall investment portfolio yield (TE) has fluctuated within a narrow range during 2004 and 2003. The overall yield (TE) on average earning assets was 5.01% in 2004 compared to 5.12% in 2003, a decrease of 11 basis points. The overall earning asset yield has increased 42 basis points during the second half of 2004 compared to the yield in 2004's second quarter.

         The overall cost of funds decreased 9 basis points between 2003 and 2004. As with earning assets, however, the cost of funds has increased since the second quarter of 2004 with rising market rates. Whitney's management of the deposit-pricing structure helped limit this increase between the second and fourth quarters of 2004 to 10 basis points. The cost of interest-bearing deposits declined 19 basis points in 2004, but increased 10 basis points during the second half of the year. Substantially all of this increase was from a 23 basis point increase in the rate paid on time deposits, which partly reflected a higher level of public funds in the deposit base as well as the cost structure of deposits acquired in a business combination in the third quarter of 2004. The overall rate on short-term and other borrowings, which is more sensitive to market rate changes, increased 36 basis points between 2003 and 2004 and was up 61 basis points from the second quarter to the fourth quarter of 2004.

         Changes in the mix of funding sources have a significant impact on the direction of the overall cost of funds. The overall funding mix shifted only slightly in 2004 compared to 2003. Average noninterest-bearing deposits funded 27% of average earning assets in 2004, up from 26% in 2003, and the percentage of funding from all noninterest-bearing sources was steady at 32% between these periods. Lower-cost interest-bearing deposits supported 39% of earning assets in 2004, down slightly from 40% in 2003. Higher-cost sources of funds, which include time deposits and short-term and other borrowings, totaled 29% of average earning assets in 2004 and 28% in 2003. Whitney's ability to maintain this favorable mix of funding sources will depend heavily on, among other factors, its success in growing or retaining the deposit base in a highly competitive environment and in managing its deposit-pricing structure as rates rise on alternative financial products available to its customers.


TABLE 12.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (TE) (a) AND INTEREST RATES
-----------------------------------------------------------------------------------------------------------------------------
                                                    2004                        2003                          2002
-----------------------------------------------------------------------------------------------------------------------------
                                        Average                      Average                      Average
(dollars in thousands)                  Balance   Interest  Rate     Balance   Interest  Rate     Balance   Interest  Rate
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
EARNING ASSETS
Loans (TE)(b) (c)                     $5,192,713  $273,125  5.26%  $4,647,090  $253,555  5.46%  $4,393,266  $274,979  6.26%
-----------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities             1,377,804    60,217  4.37    1,145,511    50,428  4.40    1,023,277    55,243  5.40
U.S. agency securities                   343,502    11,366  3.31      422,331    16,547  3.92      433,554    21,723  5.01
U.S. Treasury securities                 122,503     5,072  4.14      196,214     7,344  3.74      152,349     6,160  4.04
Obligations of states and political
  subdivisions (TE)                      242,058    15,663  6.47      196,410    13,175  6.71      152,052    10,527  6.92
Other securities                          34,727     1,295  3.73       43,779     1,825  4.17       54,984     2,432  4.42
-----------------------------------------------------------------------------------------------------------------------------
    Total investment securities        2,120,594    93,613  4.41    2,004,245    89,319  4.46    1,816,216    96,085  5.29
-----------------------------------------------------------------------------------------------------------------------------

Federal funds sold and
  short-term investments                  13,926       181  1.30       66,528       750  1.13      283,309     4,771  1.68
-----------------------------------------------------------------------------------------------------------------------------
    Total earning assets               7,327,233  $366,919  5.01%   6,717,863  $343,624  5.12%   6,492,791  $375,835  5.79%
-----------------------------------------------------------------------------------------------------------------------------

NONEARNING ASSETS
Other assets                             619,993                      585,676                      595,445
Allowance for loan losses                (57,043)                     (65,517)                     (71,561)
-----------------------------------------------------------------------------------------------------------------------------
    Total assets                      $7,890,183                   $7,238,022                   $7,016,675
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                  $  810,074   $ 2,975   .37%  $  709,508  $  2,838   .40%  $  690,011  $  5,508   .80%
Money market deposits                  1,371,419     8,959   .65    1,409,491    11,407   .81    1,321,729    19,152  1.45
Savings deposits                         652,689     2,230   .34      557,178     2,180   .39      515,878     4,014   .78
Other time deposits                      726,482     9,487  1.31      798,626    14,085  1.76      913,492    26,315  2.88
Time deposits $100,000 and over          809,324    11,014  1.36      678,969    10,183  1.50      707,715    16,868  2.38
-----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits    4,369,988    34,665   .79    4,153,772    40,693   .98    4,148,825    71,857  1.73
-----------------------------------------------------------------------------------------------------------------------------

Short-term and other borrowings          601,427     6,017  1.00      439,869     2,816   .64      441,777     3,844   .87
-----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities 4,971,415   $40,682   .82%   4,593,641  $ 43,509   .95%   4,590,602  $ 75,701  1.65%
-----------------------------------------------------------------------------------------------------------------------------

NONINTEREST-BEARING
    LIABILITIES AND
    SHAREHOLDERS' EQUITY
Demand deposits                        1,977,515                    1,759,414                    1,601,316
Other liabilities                         59,776                       61,269                       64,032
Shareholders' equity                     881,477                      823,698                      760,725
-----------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
       shareholders' equity           $7,890,183                   $7,238,022                   $7,016,675
-----------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)               $326,237  4.45%              $300,115  4.47%              $300,134  4.62%
Net earning assets and spread         $2,355,818            4.19%  $2,124,222            4.17%  $1,902,189            4.14%
Interest cost of funding
    earnings assets                                          .56%                         .65%                        1.17%
-----------------------------------------------------------------------------------------------------------------------------
(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $26,942, $34,507 and $37,152, respectively, in 2004, 2003 and 2002.



                                                              26

TABLE 13.  SUMMARY OF CHANGES IN NET INTEREST INCOME (TE) (a)  (b)
--------------------------------------------------------------------------------------------------------------------
                                                   2004 Compared to 2003                2003 Compared to 2002
--------------------------------------------------------------------------------------------------------------------
                                                   Due to                                Due to
                                                  Change in            Total           Change in             Total
                                           -----------------------    Increase  -----------------------    Increase
(dollars in thousands)                        Volume        Rate     (Decrease)    Volume        Rate     (Decrease)
--------------------------------------------------------------------------------------------------------------------

INTEREST INCOME (TE)
    Loans (TE)                               $28,950      $(9,380)    $19,570     $15,254     $(36,678)    $(21,424)
--------------------------------------------------------------------------------------------------------------------

     Mortgage-backed securities               10,155         (366)      9,789       6,120      (10,935)      (4,815)
     U.S. agency securities                   (2,827)      (2,354)     (5,181)       (549)      (4,627)      (5,176)
     U.S. Treasury securities                 (2,987)         715      (2,272)      1,669         (485)       1,184
     Obligations of states and political
        subdivisions (TE)                      2,968         (480)      2,488       2,985         (337)       2,648
     Other securities                           (351)        (179)       (530)       (473)        (134)        (607)
--------------------------------------------------------------------------------------------------------------------
         Total investment securities           6,958       (2,664)      4,294       9,752      (16,518)      (6,766)
--------------------------------------------------------------------------------------------------------------------

     Federal funds sold and
        short-term investments                  (669)         100        (569)     (2,808)      (1,213)      (4,021)
--------------------------------------------------------------------------------------------------------------------
         Total interest income (TE)           35,239      (11,944)     23,295      22,198      (54,409)     (32,211)
--------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
     NOW account deposits                        381         (244)        137         151       (2,821)      (2,670)
     Money market deposits                      (301)      (2,147)     (2,448)      1,198       (8,943)      (7,745)
     Savings deposits                            346         (296)         50         299       (2,133)      (1,834)
     Other time deposits                      (1,187)      (3,411)     (4,598)     (2,995)      (9,235)     (12,230)
     Time deposits $100,000 and over           1,833       (1,002)        831        (660)      (6,025)      (6,685)
--------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits       1,072       (7,100)     (6,028)     (2,007)     (29,157)     (31,164)
--------------------------------------------------------------------------------------------------------------------

     Short-term and other borrowings           1,264        1,937       3,201         (17)      (1,011)      (1,028)
--------------------------------------------------------------------------------------------------------------------
         Total interest expense                2,336       (5,163)     (2,827)     (2,024)     (30,168)     (32,192)
--------------------------------------------------------------------------------------------------------------------
         Change in net interest income (TE)  $32,903      $(6,781)    $26,122     $24,222     $(24,241)    $    (19)
--------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes.  This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.


         Net interest income (TE) was little changed between 2002 and 2003. The operating environment for much of 2003 proved a more difficult one for generating growth in net interest income (TE). The most important characteristics of this environment for Whitney were sustained low market interest rates, high levels of liquidity in the deposit base, and moderate but improving loan demand. The relative stability of the net interest margin (TE), which declined 15 basis points, was the result of numerous factors, including the implementation of successful pricing strategies on deposits, careful deployment of excess liquidity in the deposit base, and pricing discipline on loans in a highly competitive market.

         Earning assets grew by 3% compared to 2002, mainly reflecting accelerated loan growth toward the latter part of 2003. Asset yields trended lower in 2003 as higher-yielding fixed-rate instruments gradually repriced and new funds, including those from accelerated home mortgage refinancings, were invested in an environment of low, though relatively stable, market interest rates. Loan yields (TE) decreased 80 basis points compared to 2002, and the average yield (TE) on the investment portfolio was lower by 83 basis points, including the impact of a 100 basis point decrease in the yield on mortgage-backed issues. The decrease in the overall yield (TE) on earning assets was limited to 67 basis points in 2003 as loan growth and a redeployment of excess liquidity from short-term investments to the investment portfolio improved the earning asset mix.

         In this rate environment, Whitney's funding costs also trended down in 2003, including the impact of the gradual repricing of fixed-rate time deposits. Sustained low rates and demand for deposit products allowed Whitney to implement deposit-pricing strategies to help shift the mix of funding sources in favor of noninterest-bearing and lower-cost interest-bearing sources. The average rate on lower-cost interest-bearing deposits decreased 52 basis points in 2003, and the average rate on time deposits was down 102 basis points compared to 2002. The overall cost of funds in 2003 was 52 basis points lower than in 2002.

PROVISION FOR LOAN LOSSES

         The overall credit risk profile of Whitney's customer base improved in both 2004 and 2003. With these improvements, Whitney was able to reduce its allowance for loan losses by $5.1 million in 2004, following a reduction of $6.6 million in 2003. Net charge-offs were $9.6 million in 2004, compared to $3.1 million in 2003 when there was a significant recovery on a single relationship. In 2004, Whitney recognized a $2.0 million provision for losses, compared to a negative provision of $3.5 million in 2003 and a $7.5 million provision in 2002.

         For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on "Loans, Credit Risk Management and Allowance for Loan Losses." The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME

         Table 14 shows the components of noninterest income for each year in the three-year period ended December 31, 2004, along with the percent changes between years for each component. Noninterest income decreased 8%, or $7.0 million, in 2004 after increasing 5%, or $4.3 million, in 2003.

TABLE 14.  NONINTEREST INCOME
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   2004      % change       2003     % change      2002
-----------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                    $37,148        (3)%      $38,309         - %    $38,327
Bank card fees                                          10,319        12          9,193        12        8,219
Trust service fees                                       8,959        10          8,126        (8)       8,814
Secondary mortgage market operations                     4,925       (56)        11,248        24        9,045
ATM fees                                                 4,497        (4)         4,691        (3)       4,861
Investment services income                               3,508       (13)         4,010        (6)       4,257
Other fees and charges                                   7,048        (1)         7,145        18        6,047
Other operating income                                   3,880       (19)         4,764        59        2,993
Net gain on sales and other
   revenue from foreclosed assets                        1,378        22          1,132       (34)       1,714
Net gains on disposals of surplus property                 793        (a)            23       (95)         497
Securities transactions                                     68       (92)           863       110          411
-----------------------------------------------------------------------------------------------------------------
  Total noninterest income                             $82,523        (8)%      $89,504         5 %    $85,185
-----------------------------------------------------------------------------------------------------------------
(a) Not meaningful.

         Income from service charges on deposit accounts declined 3%, or $1.2 million, in 2004, but was little changed between 2003 and 2002. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

         Account maintenance fees for business customers were down 11%, or $1.2 million, in 2004, after increasing 3% in 2003. The fees charged on a large number of business accounts are based on an analysis of account activity, and these accounts are allowed to offset accumulated charges with an earnings credit based on balances maintained in the account. The rate used to calculate the earnings credit is based on short-term market rates. Analysis account fees declined 14%, or $1.3 million, in 2004, reflecting in large part the increase in the earnings credit rate over the latter half of 2004. Growth in analysis fee income in recent years has also been restrained by higher levels of liquidity in the deposit base, some reduction in the volume of chargeable transactions, and the migration of customers with lower transaction volumes to fixed-fee business account products. Total fixed-fee account fees, though still small relative to total analysis fees, increased 10% in 2004 and 17% in 2003.

         Personal account service charges were lower in both 2004 and 2003, by approximately $.5 million in each period, largely reflecting the loss of lower-balance customers to competitive "no-fee" account products, which have been aggressively promoted in parts of Whitney's market area. Income from charges for specific transactions and services increased $.6 million in 2004 after a $.3 million decrease in 2003. The increase in 2004 reflected improved pricing and expanded services.

         Bank card fees increased 12%, or approximately $1 million, in both 2004 and 2003. This category includes fees from activity on Bank-issued credit and debit cards. Fee income from credit card activity grew 15% in 2004, consistent with the growth in transaction volume, and was up 11% in 2003. Debit card fee income was up 11%, or $.5 million, in 2004, on a 13% increase in transaction volume. This followed income growth of 7%, or $.3 million, in 2003 when transaction volume rose 15%. The growth in fee income in 2003 did not fully reflect the underlying growth in transaction volume because of a temporary rate reduction starting in August 2003 under the terms of a settlement between Visa USA and merchants. Visa USA subsequently restructured debit transaction rates in early 2004, effectively lowering them to below pre-settlement levels. The fees generated per transaction under the restructured rates, however, have been somewhat higher than under the temporary rate reduction in 2003.

         Trust service fees in 2004 increased 10%, or $.8 million, compared to 2003 from new business and improved equity market valuations relative to the earlier period. During 2004, Whitney positioned additional relationship officers to attract and service trust and wealth management customers across its market area. The 8% decrease in trust service fees between 2002 and 2003 was also largely related to equity market valuations during these periods.

         Investment service income decreased 13% in 2004 and 6% in 2003. Market conditions in 2004 and 2003 limited demand for fixed-income securities transactions among Whitney's customer base and reduced the demand for and the profitability of annuity products. At the same time, there was some improvement in retail brokerage activity in both 2004 and 2003 with improving equity markets and investor confidence.

         Fee income generated by Whitney's secondary mortgage market operations in 2004 decreased $6.3 million to a level less than half that generated in 2003. This followed an increase of $2.2 million, or 24%, in 2003. Low rates have benefited loan production volumes for several years by prompting homeowners to refinance and by helping sustain demand for new home purchases. Although rates remained low during 2004 from a historical perspective, they could not stimulate refinancing activity to the levels seen in 2003 and 2002. Total home loan production, including loans originated for the portfolio, was $405 million in 2004, $761 million in 2003 and $510 million in 2002. Refinancing activity accounted for approximately 39% of the total dollar volume of loans originated in 2004, compared to 70% in 2003 and 65% in 2002. Whitney sold approximately 65% of total production in 2004, compared to 84% in 2003 and 86% in 2002. Given the current rate environment, a significant resurgence in refinancing activity is not expected over the near term.

         Fees on letters of credit and unused loan commitments are the main component of other fees and charges and were the major factor in the 18% increase in this income category in 2003. Successful lending efforts led to another increase in credit-related fees in 2004, but this was more than offset by the elimination of revenues from an outsourcing agreement that was cancelled.

         Other operating income in 2003 included a gain of $1.4 million recognized on the sale of a portfolio of seasoned loans originated under affordable-housing programs.

         The net gain on sales and other revenue from foreclosed assets includes income from grandfathered assets that vary from year to year as opportunities for sales arise. Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. The net gains recognized in each period from dispositions of surplus banking property are shown in Table 14.

NONINTEREST EXPENSE

         Table 15 shows the components of noninterest expense for each year in the three-year period ended December 31, 2004, along with the percent changes between years for each component. Noninterest expense increased 7%, or $17.4 million, in 2004, following an increase of 5%, or $12.0 million, between 2002 and 2003.

TABLE 15.  NONINTEREST  EXPENSE
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   2004      % change      2003       % change       2002
-------------------------------------------------------------------------------------------------------------------
Employee compensation                                  $119,713        5%      $113,994         7%       $107,021
Employee benefits                                        29,644        8         27,377        25          21,966
-------------------------------------------------------------------------------------------------------------------
  Total personnel                                       149,357        6        141,371        10         128,987
Net occupancy                                            20,461        5         19,521        (2)         19,907
Equipment and data processing                            17,636        2         17,264        (9)         18,876
Telecommunication and postage                             8,846        3          8,614         4           8,281
Corporate value and franchise taxes                       7,496        6          7,079        (6)          7,557
Legal and other professional services                     5,943       (1)         6,029        (1)          6,083
Amortization of intangibles                               5,657        6          5,332        (9)          5,846
Security and other outsourced services                    9,045        2          8,846         9           8,127
Advertising and promotion                                 5,675       54          3,679       (23)          4,769
Operating supplies                                        3,727        5          3,546         2           3,462
Bank card processing services                             2,612       14          2,293         6           2,161
Deposit insurance and regulatory fees                     2,015        5          1,926        (2)          1,971
Miscellaneous operating losses                            3,971      141          1,645        15           1,429
Other operating expense                                  17,837       13         15,778        17          13,470
-------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                            $260,278        7%      $242,923         5%       $230,926
-------------------------------------------------------------------------------------------------------------------

         Personnel expense represented more than half of the Company's noninterest expense in each period and was the major factor in fluctuations from year to year. Employee compensation increased 5%, or $5.7 million, in 2004, and was up 7%, or $7.0 million, in 2003. Employee compensation includes base pay, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans.

         Base pay rose 5%, or $4.9 million, in 2004, with acquired operations contributing approximately 1% to the total percentage increase. This followed a 3%, or $2.6 million, increase from 2002 to 2003. With continued attention to efficient management of human resources, Whitney's full-time equivalent staff grew less than 1% from year-end 2002 to the end of 2004. The average staff level increased approximately 1.5% in 2004, largely from acquisitions, new branches and added relationship officers, but had declined 2% in 2003 from 2002.

         Employees earned $2.0 million less under sales-based incentive plans during 2004 than in 2003. Incentive compensation in 2003 had been $2.4 million higher than in 2002. Incentive pay for residential mortgage loan production was the main factor in each year, reflecting the significant fluctuations between periods in loan origination volumes.

         Increased stock-based compensation was the main factor behind increases in management incentive plan expense of $2.8 million in 2004 and $1.6 million in 2003. Whitney has recognized stock-based compensation expense with respect to performance-based restricted stock grants that have been awarded under long-term incentive plans for key employees. This expense fluctuates with changes in the Company's stock price, employee participation levels, and expectations about the extent to which performance objectives will be met. As is discussed in Note 2 to the consolidated financial statements, new authoritative guidance has been issued that establishes the fair value-based method as the exclusive method of accounting for stock-based compensation and is effective for awards, including awards of stock options, which are granted, modified, repurchased, or cancelled after June 30, 2005. This new guidance also changes how Whitney will calculate compensation expense for unvested restricted stock awards beginning with the third quarter of 2005. It is unlikely that the new calculation will yield results materially different from those that would be determined under the current method.

         Employee benefits expense increased 8%, or $2.3 million, in 2004, and was up 25%, or $5.4 million, in 2003. The major components of employee benefits expense, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

         The performance of the pension trust fund and trends in market yields on fixed-income securities in one period cause fluctuations in the actuarially-determined periodic expense for the defined-benefit pension plan in future periods, holding other variables constant. A weak investment performance in 2002 and a decline in relevant market yields were followed by a $3.3 million increase in pension expense in 2003. Pension expense increased a more moderate $.8 million in 2004. Although fixed-income market yields declined again in 2003, the trust fund posted better than assumed investment returns for the year. An $8 million employer contribution to the pension trust toward the end of 2003 also had a favorable impact on 2004 expense. Pension expense in 2005 is expected to increase somewhat faster than in 2004, reflecting a further decline in market yields in 2004 and investment performance in line with assumptions.

         Trends in fixed-income market yields also impact the actuarial valuation results for postretirement health benefits as do trends in actual benefit outlays. Lower rates and unfavorable benefit experience in 2002 led to a $.8 million expense increase in 2003. The cost of postretirement health benefits in 2004 was favorably impacted by legislation on prescription drug benefits under Medicare enacted in late 2003 as is discussed more fully in Note 13 to the consolidated financial statements.

         The cost of providing health coverage to active employees increased $1.0 million, in 2004, net of employee contributions, and has been increasing at a pace well above the general rate of inflation for a number of years. This mainly reflects broad trends in the consumption and cost of medical services, including prescription drugs. Although Whitney seeks to provide competitive benefits in a cost-efficient manner, and management reviews the structure of Whitney's health plans and the appropriate level of employee cost-sharing on a regular basis, an increase in expense comparable to that in 2004 is expected for 2005.

         Net occupancy expense increased 5%, or $.9 million, in 2004, with expansion as the main factor. Whitney opened six new or replacement branches from late 2003 through the end of 2004, including three new locations to serve the Houston market. These were in addition to locations acquired in Tampa and Ft. Walton in 2004. Six new or replacement branches are scheduled to open during 2005. Net occupancy declined moderately in 2003. Several branch facilities were eliminated during 2003 after their operations were consolidated with nearby existing locations.

         To reduce costs over the long term and enhance productivity, certain operations in Houston were moved to one of the new facilities in 2004 and out of office space that is subject to a noncancelable lease. Whitney recognized a loss of $1.6 million in 2004 related to its remaining obligation under the lease when the move was completed. This loss is included with miscellaneous operating losses in Table 15.

         Equipment and data processing expense increased 2% in 2004 after declining 9%, or $1.6 million, in 2003. The Company's equipment and data processing expense in recent years has shown the benefit of aggressive contract management and close control over capital expenditures for both new projects and the replacement of fully-depreciated assets. Branch expansion and acquisitions were a factor in the expense increase in 2004. Although cost control efforts will continue, additional branch expansion, the outsourcing of ATM operations and the introduction of new applications and capabilities to support expanded customer service are expected to lead to a somewhat higher rate of increase in this expense category in 2005.

         The total expense for professional services, both legal and other services, was slightly lower in each of the last two years. Legal expense, which covers services for both loan collection efforts and general corporate matters, was down 12% in 2004, partly reflecting improvements in loan credit quality in 2003 that have continued through 2004. The expense for other professional services in 2004 increased 12% from 2003. The total in 2004 included $.5 million for system-conversion services related to a business acquisition and additional audit and consulting fees associated with Whitney's compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002. Both legal and other professional service fees were relatively stable between 2002 and 2003.

         Bank and branch acquisitions in 2004 led to an increase in amortization of intangibles in 2004 mainly associated with the value of deposit relationships acquired in these transactions. There were no acquisitions in 2003 or 2002. Amortization expense of $6.4 million is scheduled for 2005. This amount does not include the impact of a pending business acquisition expected to be completed in the first half of 2005. Note 3 to the consolidated financial statements reviews completed and pending acquisitions.

         The expense for security and other outsourced services increased 2% in 2004 after rising 9% in 2003. The outsourcing of trust-related processing services was the main contributor to the larger increase in 2003.

         During 2004, management directed an additional $2.0 million to advertising and promotional activities. This mainly supported the execution of a campaign aimed at enhanced image awareness and brand differentiation throughout much of Whitney's market area. This campaign was largely completed by the end of 2004 and no comparable campaign is currently planned for 2005. No major campaigns were introduced in 2003, while 2002 included the final phase of a multi-faceted advertising campaign featuring a Louisiana-based celebrity spokesperson that had been launched in 2000.

         Bank card processing services expense will vary mainly with changes in transaction volume on Bank-issued credit cards. Transaction volumes and bank card fee income are discussed in the earlier section on "Noninterest Income."

         In addition to the lease abandonment charge mentioned earlier, miscellaneous operating losses in 2004 included a $.6 million casualty loss for property damage sustained when Hurricane Ivan struck the Florida-Alabama coastal border during the year. Storm-related disruptions to banking operations were minimal.

         The expense categories included in other operating expense were up 13%, or $2.1 million, on a combined basis in 2004, and 17%, or $2.3 million, in 2003. The required amortization of new affordable housing project investments was the main factor behind the increase in 2004 and an important factor in 2003. Tax credits associated with the affordable housing investments reduced income tax expense and the effective tax rates as noted in the following section and Note 21 to the consolidated financial statements. The Company experienced a sharp jump in its insurance premiums in 2003 when certain coverage was renewed in an insurance market much harder than at the beginning of the prior multi-year contract.

INCOME TAXES

         The Company provided for income tax expense at an effective rate of 30.8% in 2004, 31.9% in 2003 and 32.9% in 2002. The effective tax rate has been lower than the 35% statutory federal tax rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects. The following reconciles reported income tax expense to that computed at the statutory federal tax rate for each year in the three-year period ended December 31, 2004:

TABLE 16.  INCOME TAXES
------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                   2004              2003             2002
------------------------------------------------------------------------------------------------------------------
Income tax expense at 35% of pre-tax income                      $49,117           $50,624          $49,688
Increase (decrease) resulting from
  Tax exempt income                                               (3,880)           (3,481)          (3,039)
  Low income housing credits                                      (1,929)           (1,352)            (719)
  State income tax and miscellaneous items                          (110)              308              714
------------------------------------------------------------------------------------------------------------------
Income tax expense reported                                      $43,198           $46,099          $46,644
------------------------------------------------------------------------------------------------------------------

         Louisiana-sourced income of commercial banks is not subject to state income taxes. Rather, banks in Louisiana pay a tax based on the value of their capital stock in lieu of income and franchise taxes, and this tax is allocated to parishes in which the banks maintain branches. Whitney's corporate value tax is included in noninterest expense. This expense will fluctuate in part based on the growth in the Bank's equity and earnings and in part based on market valuation trends for the banking industry.

FOURTH QUARTER RESULTS

         Whitney earned $27.0 million for the quarter ended December 31, 2004, a 13% increase compared to net income of $23.8 million reported for the fourth quarter of 2003. Per share earnings were $.65 per basic share and $.64 per diluted share in 2004's fourth quarter, up 10% and 8%, respectively, from $.59 per share, both basic and diluted, in the year-earlier period.

         Selected fourth quarter highlights follow:

         o Whitney's net interest income (TE) increased $11.6 million, or 15%, compared to the fourth quarter of 2003, driven by both a 10% increase in average earning assets and a widening net interest margin. The net interest margin (TE) was 4.63% for the fourth quarter of 2004, up 20 basis points from the year-earlier period, and up 17 basis points from 2004's third quarter. The overall yield on earning assets increased 31 basis points from the fourth quarter of 2003, and was 24 basis points higher than the third quarter of 2004, reflecting both rising benchmark rates for the significant variable-rate segment of Whitney's loan portfolio and an increase in the percentage of loans in the earning asset mix. Funding costs for 2004's fourth quarter were up 11 basis points from the fourth quarter of 2003 and 7 basis points from 2004's third quarter. The growth in earning assets compared to the fourth quarter of 2003 was mainly funded by growth in deposits, which increased 9% between these periods.

         o Whitney provided $2 million for loan losses in the fourth quarter of 2004. There was no provision in the fourth quarter of 2003. Net charge-offs totaled $2.3 million in 2004's fourth quarter and $1.9 million in the year-earlier period, or .16% of average loans on an annualized basis in each period. There was no significant shift in Whitney's overall credit risk posture during the fourth quarter of 2004. Collections and charge-offs led to a $2.1 million net reduction in total nonperforming loans from the end of 2004's third quarter. There was little change during 2004's fourth quarter in the total of loans criticized through the internal credit risk classification process or in the classification mix.

         o Noninterest income decreased 5%, or $1.2 million, from the fourth quarter of 2003. Fee income generated by Whitney's secondary mortgage market operations in the fourth quarter of 2004 was down $1.0 million to a level approximately half that generated in the year-earlier period. The rate environment for home loans during 2004, though still low from a historical perspective, was unable to stimulate refinancing activity at the levels seen in recent years. The earnings credit allowed against service charges on certain business deposit accounts has increased with rising short-term market rates, contributing to a 10%, or $1.0 million, decrease in deposit service charge income compared to the fourth quarter of 2003. Bank card fees, both credit and debit cards, increased a combined 21%, or $.5 million, compared to 2003's fourth quarter, reflecting both higher transaction volumes and improvement in the effective fee rates realized. Trust service fees increased 12%, or $.2 million, compared to the fourth quarter of 2003 from new business and some improvement in equity market valuations relative to the year-earlier period.

         o Noninterest expense in the fourth quarter of 2004 increased 7%, or $4.1 million, from 2003's fourth quarter. Incremental costs associated with acquired operations totaled approximately $1.3 million in the fourth quarter of 2004. Personnel expense was up 8%, or $3.0 million, in total, including $.7 million for the acquired operations. Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 7%, or $1.8 million, with $.6 million from acquired operations. Compensation expense under management incentive programs was up 20%, or $.6 million, with stock-based compensation driving this increase. The rising cost of providing current health benefits accounted for approximately half of the 10%, or $.6 million, increase in employee benefits.

         The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K provides selected comparative financial information for each of the four quarters in 2004 and 2003.


Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included in the section entitled "Asset/Liability Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appears in Item 7 of this Form 10-K and is incorporated here by reference.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                              2004 Quarters
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              4th             3rd             2nd           1st
---------------------------------------------------------------------------------------------------------------
Net interest income                                      $86,355         $80,186         $76,359       $77,190
Net interest income (TE)                                  87,972          81,725          77,869        78,671
Provision for loan losses                                  2,000             -             2,000        (2,000)
Noninterest income                                        20,172          20,053          21,391        20,907
  Net securities gains in noninterest income                 -                68             -             -
Noninterest expense                                       65,719          68,261          64,272        62,026
Income tax expense                                        11,810           9,900           9,575        11,913
---------------------------------------------------------------------------------------------------------------
Net income                                               $26,998         $22,078         $21,903       $26,158
---------------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                      $8,170,990      $7,882,497      $7,782,108    $7,722,135
    Earning assets                                     7,568,194       7,309,316       7,253,932     7,175,034
    Loans                                              5,506,923       5,231,828       5,069,304     4,906,710
    Deposits                                           6,577,154       6,440,765       6,248,685     6,119,857
    Shareholders' equity                                 925,176         882,744         862,016       855,476
---------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                                1.31%           1.11%           1.13%         1.36%
    Return on average equity                               11.61            9.95           10.22         12.30
    Net interest margin                                     4.63            4.46            4.31          4.40
---------------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                                   $.65            $.54            $.54          $.65
    Diluted                                                  .64             .53             .53           .64
Cash dividends per share                                     .35             .33             .33           .33
Trading data
    High sales price                                      $46.24          $45.18          $44.79        $44.00
    Low sales price                                        41.21           39.90           39.52         39.72
    End-of-period closing price                            44.99           42.00           44.67         41.74
    Trading volume                                     6,795,612       4,828,742       3,328,548     3,488,599
---------------------------------------------------------------------------------------------------------------
                                                                              2003 Quarters
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              4th             3rd             2nd           1st
---------------------------------------------------------------------------------------------------------------
Net interest income                                      $74,961         $74,283         $72,522       $72,794
Net interest income (TE)                                  76,346          75,696          73,857        74,216
Provision for loan losses                                    -            (4,000)            -             500
Noninterest income                                        21,345          23,538          23,126        21,495
  Net securities gains in noninterest income                 -               863               -             -
Noninterest expense                                       61,652          61,332          60,645        59,294
Income tax expense                                        10,834          12,987          11,253        11,025
---------------------------------------------------------------------------------------------------------------
Net income                                               $23,820         $27,502         $23,750       $23,470
---------------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                      $7,389,183      $7,293,393      $7,191,244    $7,074,196
    Earning assets                                     6,858,134       6,772,338       6,686,717     6,550,281
    Loans                                              4,733,236       4,620,970       4,564,160     4,461,849
    Deposits                                           6,039,349       5,949,378       5,898,219     5,762,353
    Shareholders' equity                                 835,924         822,678         824,584       811,347
---------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                                1.28%           1.50%           1.32%         1.35%
    Return on average equity                               11.31           13.26           11.55         11.73
    Net interest margin                                     4.43            4.45            4.43          4.57
---------------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                                   $.59            $.69            $.60          $.59
    Diluted                                                  .59             .68             .59           .58
Cash dividends per share                                     .33             .30             .30           .30
Trading data
    High sales price                                      $41.32          $36.00          $34.46        $34.55
    Low sales price                                        33.88           31.55           31.44         30.75
    End-of-period closing price                            40.99           34.00           32.00         34.20
    Trading volume                                     3,077,088       5,300,892       8,201,397     6,344,880
---------------------------------------------------------------------------------------------------------------
All prices are as reported on The Nasdaq National Market.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


         The management of Whitney Holding Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         Management used the framework of criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an evaluation of the effectiveness of internal control over financial reporting. Based on that evaluation, management concluded that internal control over financial reporting for the Company as of December 31, 2004 was effective.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCooopers LLP, an independent registered public accounting firm, as stated in their report, which follows.





                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Shareholders and Board of Directors
  of Whitney Holding Corporation:

         We have completed an integrated audit of Whitney Holding Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

         In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)present fairly, in all material respects, the financial position of Whitney Holding Corporation and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

         Also, in our opinion, management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 15, 2005

                               WHITNEY HOLDING COPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                                                  December 31
--------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                     2004                  2003
--------------------------------------------------------------------------------------------------------

ASSETS
  Cash and due from financial institutions                           $   213,751           $   270,387
  Federal funds sold and short-term investments                           22,424                14,385
  Loans held for sale                                                      8,796                15,309
  Investment securities
     Securities available for sale                                     1,763,774             2,090,870
     Securities held to maturity, fair values of $232,225 and
          $196,717, respectively                                         227,470               190,535
--------------------------------------------------------------------------------------------------------
        Total investment securities                                    1,991,244             2,281,405
  Loans, net of unearned income                                        5,626,276             4,882,610
     Allowance for loan losses                                           (54,345)              (59,475)
--------------------------------------------------------------------------------------------------------
        Net loans                                                      5,571,931             4,823,135
--------------------------------------------------------------------------------------------------------

  Bank premises and equipment                                            156,602               148,259
  Goodwill                                                               115,771                69,164
  Other intangible assets                                                 24,240                23,475
  Accrued interest receivable                                             28,985                27,305
  Other assets                                                            88,880                82,158
--------------------------------------------------------------------------------------------------------
        Total assets                                                 $ 8,222,624           $ 7,754,982
--------------------------------------------------------------------------------------------------------

LIABILITIES
  Noninterest-bearing demand deposits                                $ 2,111,703           $ 1,943,248
  Interest-bearing deposits                                            4,500,904             4,215,334
--------------------------------------------------------------------------------------------------------
        Total deposits                                                 6,612,607             6,158,582
--------------------------------------------------------------------------------------------------------

  Short-term and other borrowings                                        634,259               600,053
  Accrued interest payable                                                 5,032                 4,493
  Other liabilities                                                       65,961               151,541
--------------------------------------------------------------------------------------------------------
        Total liabilities                                              7,317,859             6,914,669
--------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
     Authorized - 100,000,000 shares
     Issued - 42,108,932 and 40,448,929 shares, respectively               2,800                 2,800
  Capital surplus                                                        250,793               183,624
  Retained earnings                                                      697,977               656,195
  Accumulated other comprehensive income                                  (2,963)                8,438
  Treasury stock at cost - 707,878 and 937 shares, respectively          (31,475)                  (30)
  Unearned restricted stock compensation                                 (12,367)              (10,714)
--------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                       904,765               840,313
--------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                   $ 8,222,624           $ 7,754,982
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                              39

                          WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME

                                                                     Years Ended December 31
---------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                     2004         2003         2002
---------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and fees on loans                                    $272,460     $252,611     $273,737
  Interest and dividends on investment securities
    Taxable securities                                            77,950       76,144       85,558
    Tax-exempt securities                                         10,181        8,564        6,843
  Interest on federal funds sold and short-term investments          181          750        4,771
---------------------------------------------------------------------------------------------------
    Total interest income                                        360,772      338,069      370,909
---------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                            34,665       40,693       71,857
  Interest on short-term and other borrowings                      6,017        2,816        3,844
---------------------------------------------------------------------------------------------------
    Total interest expense                                        40,682       43,509       75,701
---------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                              320,090      294,560      295,208
PROVISION FOR LOAN LOSSES                                          2,000       (3,500)       7,500
---------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              318,090      298,060      287,708
---------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                             37,148       38,309       38,327
  Bank card fees                                                  10,319        9,193        8,219
  Trust service fees                                               8,959        8,126        8,814
  Secondary mortgage market operations                             4,925       11,248        9,045
  Other noninterest income                                        21,104       21,765       20,369
  Securities transactions                                             68          863          411
---------------------------------------------------------------------------------------------------
    Total noninterest income                                      82,523       89,504       85,185
---------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
  Employee compensation                                          119,713      113,994      107,021
  Employee benefits                                               29,644       27,377       21,966
---------------------------------------------------------------------------------------------------
    Total personnel                                              149,357      141,371      128,987
  Net occupancy                                                   20,461       19,521       19,907
  Equipment and data processing                                   17,636       17,264       18,876
  Telecommunication and postage                                    8,846        8,614        8,281
  Corporate value and franchise taxes                              7,496        7,079        7,557
  Legal and other professional services                            5,943        6,029        6,083
  Amortization of intangibles                                      5,657        5,332        5,846
  Other noninterest expense                                       44,882       37,713       35,389
---------------------------------------------------------------------------------------------------
    Total noninterest expense                                    260,278      242,923      230,926
---------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                       140,335      144,641      141,967
INCOME TAX EXPENSE                                                43,198       46,099       46,644
---------------------------------------------------------------------------------------------------
NET INCOME                                                      $ 97,137     $ 98,542     $ 95,323
---------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
  Basic                                                           $ 2.38       $ 2.47       $ 2.39
  Diluted                                                           2.35         2.44         2.38
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                       40,748,387   39,929,431   39,848,881
  Diluted                                                     41,388,695   40,396,134   40,121,544
CASH DIVIDENDS PER SHARE                                          $ 1.34       $ 1.23       $ 1.11
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                          WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   Accumulated               Unearned
                                                                                      Other                 Restricted
                                                    Common    Capital   Retained  Comprehensive  Treasury     Stock
(dollars in thousands, except per share data)        Stock    Surplus   Earnings      Income      Stock    Compensation    Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                        $2,800   $154,397   $556,241     $10,104     $    -      $ (5,654)   $717,888
----------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                         -          -       95,323         -            -           -        95,323
    Other comprehensive income:
      Unrealized net holding gain on securities,
        net of reclassification adjustments and taxes  -          -          -        20,000          -           -        20,000
----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                           -          -       95,323      20,000          -           -       115,323
----------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.11 per share                      -          -      (44,329)        -            -           -       (44,329)
  Stock issued to dividend reinvestment plan           -        1,490        -           -            -           -         1,490
  Long-term incentive plan stock activity:
     Restricted grants and related activity            -        4,451        -           -           (243)     (1,237)      2,971
     Options exercised                                 -        6,355        -           -             31         -         6,386
  Directors' compensation plan stock activity          -          255        -           -            212         -           467
  Stock transactions, pooled entities                  -          287        -           -            -           -           287
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                         2,800    167,235    607,235      30,104          -        (6,891)    800,483
----------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                         -          -       98,542         -            -           -        98,542
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments and taxes  -          -          -       (21,666)         -           -       (21,666)
----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                           -          -       98,542     (21,666)         -           -        76,876
----------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.23 per share                      -          -      (49,582)        -            -           -       (49,582)
  Stock issued to dividend reinvestment plan           -        1,303        -           -            487         -         1,790
  Long-term incentive plan stock activity:
     Restricted grants and related activity            -        9,630        -           -         (1,227)     (3,823)      4,580
     Options exercised                                 -        5,023        -           -            503         -         5,526
  Directors' compensation plan stock activity          -          433        -           -            207         -           640
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                         2,800    183,624    656,195       8,438          (30)    (10,714)    840,313
----------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                         -          -       97,137         -            -           -        97,137
    Other comprehensive income:
      Unrealized net holding loss on securities,
        net of reclassification adjustments and taxes  -          -          -       (11,401)         -           -       (11,401)
----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                           -          -       97,137     (11,401)         -           -        85,736
----------------------------------------------------------------------------------------------------------------------------------
  Cash dividends, $1.34 per share                      -          -      (55,355)        -            -           -       (55,355)
  Stock acquired under repurchase program              -          -          -           -        (31,475)        -       (31,475)
  Stock issued in business combination                 -       41,932        -           -            -           -        41,932
  Stock issued to dividend reinvestment plan           -        1,445        -           -            654         -         2,099
  Long-term incentive plan stock activity:
     Restricted grants and related activity            -        9,860        -           -           (857)     (1,653)      7,350
     Options exercised                                 -       13,034        -           -             55         -        13,089
  Directors' compensation plan stock activity          -          898        -           -            178         -         1,076
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                        $2,800   $250,793   $697,977     $(2,963)    $(31,475)   $(12,367)   $904,765
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                                                  41

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                           2004          2003          2002
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                     $97,137       $98,542       $95,323
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization of bank premises and equipment                  13,458        13,242        15,336
  Amortization of purchased intangibles                                          5,657         5,332         5,846
  Restricted stock compensation earned                                           8,867         5,954         4,951
  Premium amortization (discount accretion) on securities, net                   4,139         8,221         4,338
  Provision for losses on loans and foreclosed assets                            2,099        (3,443)        7,634
  Net gains on asset sales                                                      (1,189)       (1,410)       (1,680)
  Deferred tax expense (benefit)                                                (3,399)        1,415          (811)
  Net decrease in loans originated and held for sale                             6,513        22,802        21,342
  Net (increase) decrease in accrued interest receivable and prepaid expenses    4,693        (2,798)        4,826
  Net increase (decrease) in accrued interest payable and accrued expenses      11,343        (2,858)       (7,755)
  Other, net                                                                       100           986           232
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                 149,418       145,985       149,582
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities held to maturity            16,440        52,938        40,710
  Purchases of investment securities held to maturity                          (53,334)      (40,898)      (51,368)
  Proceeds from maturities of investment securities available for sale         542,947       785,351       588,067
  Proceeds from sales of investment securities available for sale               65,023       278,752        56,375
  Purchases of investment securities available for sale                       (385,969)   (1,321,413)     (950,507)
  Net increase in loans                                                       (564,403)     (403,268)       (5,356)
  Net (increase) decrease in federal funds sold and short-term investments      (8,039)      (10,058)      490,581
  Proceed from sales of foreclosed assets and surplus property                   4,777         4,495        10,915
  Purchases of bank premises and equipment                                     (15,928)      (11,128)       (7,678)
  Net cash received in branch acquisition and business combination               7,364           -             -
  Other, net                                                                    (2,504)      (16,209)       (3,562)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                      (393,626)     (681,438)      168,177
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase in transaction account and savings account deposits             117,081       486,468       148,904
  Net increase (decrease) in time deposits                                     133,654      (110,765)     (316,185)
  Net increase (decrease) in short-term and other borrowings                     9,584       146,638       (58,102)
  Proceeds from issuance of common stock                                        13,995         7,151         7,385
  Purchases of common stock                                                    (29,681)       (1,528)       (2,256)
  Cash dividends                                                               (57,061)      (48,248)      (42,893)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                       187,572       479,716      (263,147)
-------------------------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                          (56,636)      (55,737)       54,612
     Cash and cash equivalents at beginning of year                            270,387       326,124       271,512
-------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of year                                 $213,751      $270,387      $326,124
-------------------------------------------------------------------------------------------------------------------

Cash received during the year for:
   Interest income                                                            $360,756      $339,413      $374,721

Cash paid during the year for:
   Interest expense                                                             40,777        46,399        83,264
   Income taxes                                                                 37,110        47,800        46,600

Noncash investing activities:
   Loans transferred to held for sale                                              -             -          27,461
   Foreclosed assets received in settlement of loans                             2,125         2,574         4,707
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
NATURE OF BUSINESS
         Whitney Holding Corporation is a Louisiana bank holding company headquartered in New Orleans, Louisiana. Its principal subsidiary is Whitney National Bank (the Bank), which represents virtually all its operations and net income.

         The Bank, which has been in continuous operation since 1883, engages in community banking in its market area stretching across the five-state Gulf Coast region, including southern Louisiana; the Houston, Texas metropolitan area; the coastal region of Mississippi; central and south Alabama; the panhandle of Florida; and the Tampa Bay metropolitan area of Florida. The Bank, together with its wholly-owned subsidiary, Whitney Securities L.L.C., offers commercial and retail banking products and services, including trust products and investment services, to the customers in the communities it serves.

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

Investment Securities
         Securities are classified as trading, held to maturity or available for sale. Management determines the classification of securities when they are purchased and reevaluates this classification periodically as conditions change that could require reclassification.

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

         Securities not meeting the criteria to be classified as either trading securities or securities held to maturity are classified as available for sale and are carried at fair value. Unrealized holding losses, other than those determined to be other than temporary, and unrealized holding gains are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity.

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

Loans Held for Sale
         Loans originated for sale are carried at the lower of either cost or market value. At times, management may decide to sell loans that were not originated for that purpose. These loans are reclassified as held for sale when that decision is made and are also carried at the lower of cost or market.

Loans
         Loans are carried at the principal amounts outstanding net of unearned income. Interest on loans and accretion of unearned income, including deferred loan fees, are computed in a manner that approximates a level rate of return on recorded principal.

         The Company stops accruing interest on a loan when the borrower's ability to meet contractual payments is in doubt. For commercial and real estate loans, a loan is placed on nonaccrual status generally when it is ninety days past due as to principal or interest, and the loan is not otherwise both well secured and in the process of collection. When a loan is moved to nonaccrual status, any accrued but uncollected interest is reversed against interest income. Interest payments on nonaccrual loans are used to reduce the reported loan principal under the cost recovery method if the collectibility of the remaining principal is not reasonably assured; otherwise, such payments are recognized as interest income when received. A loan on nonaccrual status may be reinstated to accrual status when full payment of contractual principal and interest is expected and this expectation is supported by current sustained performance.

         A loan is considered impaired when it is probable that all amounts will not be collected as they become due according to the contractual terms of the loan agreement. Generally, impaired loans are accounted for on a nonaccrual basis. The extent of impairment is measured based upon a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan's original effective interest rate, the fair value of the underlying collateral if the loan is collateral dependent, or when available, the loans' observable market price. The amount of impairment is included in the allowance for loan losses.

Allowance for Loan Losses
         The allowance for loan losses is maintained at a level that, in the opinion of management, is adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The adequacy of the allowance is evaluated on an ongoing basis. Management considers various sources of information including analyses of specific loans reviewed for impairment, statistics from the internal credit risk rating process, reports on the payment performance of portfolio segments not subject to individual risk ratings, historical loss experience, portfolio concentration statistics and reports on general and local economic conditions and the economic fundamentals of specific industries that are well-represented in the customer base. Management also forms a judgment about the level of accuracy inherent in the evaluation process. Changes in management's evaluation over time are reflected in the provision for loan losses charged to operating expense.

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

         Goodwill must be assessed for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill contained in any reporting unit within a company is less than the goodwill's carrying value. The Company has assigned all goodwill to one reporting unit that represents Whitney's overall banking operations. This reporting unit is the same as the operating segment identified below, and its operations constitute substantially all of the Company's consolidated operations. Impairment losses would be charged to operating expense.

         Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. If the useful life of an identifiable intangible asset is indefinite, the recorded asset is not amortized but tested for impairment by comparison to its estimated fair value. Unidentifiable intangibles other than goodwill that were recognized in certain earlier banking industry acquisitions not meeting the definition of a business combination continue to be amortized in accordance with accounting guidance that existed at the acquisition date.

Stock-Based Compensation
         At December 31, 2004, the Company had two incentive compensation plans that incorporate stock-based compensation, as is more fully described in Note
14. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation, among other provisions. As provided for in SFAS No. 123, however, Whitney elected to continue to follow Accounting Principles Board Opinion (APB) No. 25 and related interpretations to measure and recognize stock-based compensation expense. Under that Opinion, the Company recognizes no compensation expense with respect to fixed awards of stock options. Whitney has awarded options with an exercise price equal to the stock's market price on the grant date. As such, these options have no intrinsic value on the grant date, which is also the date compensation expense is measured for such awards under the Opinion. The compensation expense recognized under APB No. 25 for the Company's restricted stock grants reflects their fair value, but the timing of when fair value is determined and the method of allocating expense over time differ in certain respects from what is required under SFAS No. 123, as amended.

         The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and to recognize stock-based compensation expense for all awards:

-----------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                       2004          2003          2002
-----------------------------------------------------------------------------------------------------------------
Net income                                                               $97,137       $98,542       $95,323
Stock-based compensation expense included in reported net income,
     net of related tax effects                                            5,764         3,870         3,218
Stock-based compensation expense determined under fair value-based
     method for all awards, net of related tax effects                    (8,267)       (5,935)       (5,462)
-----------------------------------------------------------------------------------------------------------------
Pro forma net income                                                     $94,634       $96,477       $93,079
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                   $2.38         $2.47         $2.39
     Basic - pro forma                                                      2.32          2.42          2.34
     Diluted - as reported                                                  2.35          2.44          2.38
     Diluted - pro forma                                                    2.28          2.39          2.32
-----------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options awarded during the year             $9.96         $6.55         $7.91
-----------------------------------------------------------------------------------------------------------------

         The fair values of the stock options were estimated as of the grant dates using the Black-Sholes option-pricing model. The estimated option value for each year's award totaled $4.9 million in 2004, $3.0 million in 2003, and $3.4 million in 2002. The Company made the following significant assumptions in applying the option-pricing model: (a) a weighted-average expected annualized volatility for Whitney's common stock of 24.97% in 2004, 25.55% in 2003, and 25.25% in 2002; (b) a weighted-average option life of 6.86 years in 2004 and
7.00 years in 2003 and 2002; (c) an expected annual dividend yield of 3.23% in 2004, 3.56% in 2003, and 3.44% in 2002; and (d) a weighted-average risk-free interest rate of 4.44% in 2004, 3.01% in 2003, and 4.94% in 2002.

         The Financial Accounting Standards Board (FASB) replaced the guidance in SFAS No. 123 with the issuance in December 2004 of SFAS No. 123 (revised
2004), Share-Based Payment. Of greatest significance to Whitney, the revised standard establishes the fair value-based method as the exclusive method of accounting for stock-based compensation, with only limited exceptions, and eliminates the option of following APB No. 25. Under SFAS No. 123 (revised
2004), the grant-date fair value of equity instruments awarded to employees establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the required service period. The revised standard also clarifies and expands existing guidance on measuring fair value, including considerations for selecting and applying an option-pricing model, on classifying an award as equity or a liability, and on attributing compensation cost to reporting periods.

         SFAS No. 123 (revised 2004) applies to all awards granted after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. The Company has no current plans to modify, repurchase or cancel existing awards. If there are outstanding awards for which the required service period extends beyond June 30, 2005, Whitney will recognize compensation cost after that date based on the grant-date fair value of those awards as calculated under the original SFAS No. 123 for pro forma disclosure. As of December 31, 2004, all stock options awarded by the Company were fully-exercisable and there were no continuing service requirements. The service requirement for certain restricted stock awards does extend beyond June 30, 2005, and the related compensation expense recognized after that date will differ from what would have been recognized under APB No. 25. The extent of this difference cannot be fixed at this time, but it is unlikely to be material. The impact of the revised standard on the accounting for future awards of stock-based compensation will depend on the timing and terms of those awards.

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

Derivative Financial Instruments
         To be able to accommodate the maturity/rate preferences of certain potential borrowers, the Bank has employed interest rate swaps on a limited basis to bring the market risk associated with these longer-duration fixed-rate loans in line with Whitney's asset/liability management objectives by essentially converting them to floating-rate loans. The only contract entered into to date was designated at inception as a hedge of the fair value of a specific loan and was terminated as of December 31, 2004.

         To qualify as a fair value hedge, changes in the value of the hedging derivative instrument or swap must be expected to be highly effective in offsetting changes in the value of the hedged instrument or loan that result from changes in the benchmark interest rate. Hedge effectiveness is assessed at inception and on an ongoing basis. On at least a quarterly basis, changes in the values of the swap and the loan are recognized in noninterest income, such that any ineffectiveness would impact earnings. There has been no ineffectiveness recognized with respect to hedging activity. The fair value of the derivative instrument is recognized in the consolidated balance sheets with other assets or other liabilities.

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

Accounting Standard Developments
         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation. Information about the more significant provisions of SFAS No. 123 (revised 2004), including effective dates, and the expected impact on the Company's financial results is presented in the earlier section on "Stock-Based Compensation."

         The FASB issued a revised version of SFAS No. 132 in December 2003. This revised statement added to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. Most of the added annual disclosures were effective as of December 31, 2003, with the remainder effective as of December 31, 2004. These disclosures are included in Note 13. The revised statement also introduced a requirement for certain interim disclosures that were effective for the quarter ended March 31, 2004. Both the original and the revised statements addressed disclosure only and did not address accounting measurement or recognition for benefit obligations.

         The FASB issued staff positions in January and May 2004 in response to certain accounting issues raised by the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act). The most significant issue concerned how and when to account for the federal subsidy to plan sponsors that is provided for in the act. As allowed for in the initial staff position, Whitney elected to defer recognizing the impact of this new legislation in its accounting for postretirement health benefits until authoritative guidance on the accounting for the federal subsidy was issued. The staff position in May provided the authoritative guidance that was effective for the Company's third quarter of 2004. The impact of applying this guidance was immaterial.

         The SEC issued Staff Accounting Bulletin (SAB) 105 in early March 2004 to communicate its view that the fair value recognized for a loan commitment accounted for as a derivative instrument should not incorporate expected cash flows related to servicing. The provisions of SAB 105 must be applied to commitments entered into after March 31, 2004 to originate loans that will be held for sale. Applying the guidance in SAB 105 did not impact Whitney's financial condition or results of operations.

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

         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3 to address the accounting for differences between contractual cash flows and expected cash flows from loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits the "carrying over" or creation of valuation allowances in the initial accounting for all acquired loans that are within its scope. It also specifies how these differences impact the yield subsequently recognized on these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004 and does not change the accounting for loans previously acquired.

NOTE 3
MERGERS AND ACQUISITIONS
         In October 2004, Whitney entered into a definitive agreement to acquire Destin Bancshares, Inc. (Destin). Destin's major subsidiary is Destin Bank, which operates ten banking centers in the Destin, Fort Walton Beach and Pensacola areas of the Florida panhandle. Destin reported $509 million in total assets, including a $358 million loan portfolio, and $391 million in deposits as of December 31, 2004. The transaction is valued at approximately $115 million, and half of the merger consideration will be paid to Destin shareholders in cash and half in Whitney stock totaling approximately 1.4 million shares. Subject to certain conditions and to the approval of Destin's shareholders, the transaction is expected to close in the first half of 2005.

         In August 2004, Whitney acquired Madison BancShares, Inc. (Madison) and its subsidiary, Madison Bank. Madison Bank was merged immediately into Whitney National Bank. Madison shareholders received 1,031,057 Whitney shares and cash totaling $23 million, for a total transaction value of approximately $65 million. At acquisition, Madison Bank reported $219 million in assets, including $189 million in loans, and $177 million in deposits at four banking locations in the Tampa Bay, Florida metropolitan area. Applying purchase accounting to this transaction, the Company recorded $51 million in intangible assets, with $4 million assigned to the value of deposit relationships with an estimated weighted-average life of approximately 3.5 years and the remaining $46 million to goodwill. No other significant adjustments were required to record Madison's assets and liabilities at fair value. Whitney's financial statements include the results from these acquired operations since the acquisition date.

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

         Whitney made no business acquisitions during 2003 or 2002.

NOTE 4
INVESTMENT SECURITIES
         Summary information about securities available for sale and securities held to maturity follows:

------------------------------------------------------------------------------------------------------------
                                                  Amortized      Unrealized      Unrealized         Fair
(in thousands)                                      Cost            Gains          Losses           Value
------------------------------------------------------------------------------------------------------------
Securities Available for Sale
------------------------------------------------------------------------------------------------------------
December 31, 2004
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       $1,340,222          $7,534         $ 6,844      $1,340,912
U. S. agency securities                             289,816             326           6,558         283,584
U. S. Treasury securities                            80,267             309             227          80,349
Obligations of states and political
   subdivisions                                      21,318             853               -          22,171
Other securities                                     36,710              50               2          36,758
------------------------------------------------------------------------------------------------------------
    Total                                        $1,768,333          $9,072         $13,631      $1,763,774
------------------------------------------------------------------------------------------------------------
December 31, 2003
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       $1,433,855         $15,425         $ 2,476      $1,446,804
U. S. agency securities                             401,545           3,365           7,146         397,764
U. S. Treasury securities                           180,211           2,949             468         182,692
Obligations of states and political
   subdivisions                                      27,342           1,317               -          28,659
Other securities                                     34,937              18               4          34,951
------------------------------------------------------------------------------------------------------------
    Total                                        $2,077,890         $23,074         $10,094      $2,090,870
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Securities Held to Maturity
------------------------------------------------------------------------------------------------------------
December 31, 2004
------------------------------------------------------------------------------------------------------------
Obligations of states and political
   subdivisions                                    $227,470          $6,027          $1,272        $232,225
------------------------------------------------------------------------------------------------------------
    Total                                          $227,470          $6,027          $1,272        $232,225
------------------------------------------------------------------------------------------------------------
December 31, 2003
------------------------------------------------------------------------------------------------------------
Obligations of states and political
   subdivisions                                    $190,535          $7,230          $1,048        $196,717
------------------------------------------------------------------------------------------------------------
    Total                                          $190,535          $7,230          $1,048        $196,717
------------------------------------------------------------------------------------------------------------

         The following summarizes securities with unrealized losses at December 31, 2004 by the period over which the security's fair value has been continuously less than its amortized cost.

------------------------------------------------------------------------------------------------------------
                                                       Less than 12 Months            12 Months or Longer
------------------------------------------------------------------------------------------------------------
                                                     Fair          Unrealized        Fair         Unrealized
(in thousands)                                       Value           Losses          Value          Losses
------------------------------------------------------------------------------------------------------------
Securities Available for Sale
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                         $664,513          $5,195        $ 87,376          $1,649
U.S. agency securities                              148,219           1,635         120,734           4,923
U.S. Treasury securities                             24,742             227               -               -
Other securities                                        798               2               -               -
------------------------------------------------------------------------------------------------------------
     Total                                         $838,272          $7,059        $208,110          $6,572
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Securities Held to Maturity
------------------------------------------------------------------------------------------------------------
Obligations of states and political
   subdivisions                                     $48,498            $499         $19,727            $773
------------------------------------------------------------------------------------------------------------
     Total                                          $48,498            $499         $19,727            $773
------------------------------------------------------------------------------------------------------------

         Management evaluates whether unrealized losses on securities represent impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. In making this evaluation, management first considers the reasons for the indicated impairment. These could include changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market's perception of the issuer's financial health and the security's credit quality. Management then considers the likelihood of a recovery in fair value sufficient to eliminate the indicated impairment and the length of time over which an anticipated recovery would occur, which could extend to the security's maturity. Finally, management determines whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary. In making this assessment, management considers whether a security continues to be a suitable holding from the perspective of the Company's overall portfolio and asset/liability management strategies.

         Substantially all the unrealized losses at December 31, 2004 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. In all cases, the indicated impairment would be recovered by the security's maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. All impaired securities were originally purchased for continuing investment purposes, and management continues to find them suitable for this purpose in light of current market conditions and Company strategies. At December 31, 2004, management had both the intent and ability to hold impaired securities until full recovery of cost is achieved and no impairment was evaluated as other than temporary. No impairment losses were recognized in any of the three years ended December 31, 2004.

         The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of December 31, 2004. Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals.

-------------------------------------------------------------------------
                                             Amortized           Fair
(in thousands)                                  Cost             Value
-------------------------------------------------------------------------
Securities Available for Sale
-------------------------------------------------------------------------
Within one year                             $   93,278        $   93,705
One to five years                              215,423           212,505
Five to ten years                               82,700            79,894
After ten years                                      -                 -
-------------------------------------------------------------------------
Debt securities with single
   maturities                                  391,401           386,104
Mortgage-backed securities                   1,340,222         1,340,912
Equity and other debt securities                36,710            36,758
-------------------------------------------------------------------------
    Total                                   $1,768,333        $1,763,774
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Securities Held to Maturity
-------------------------------------------------------------------------
Within one year                               $  5,096          $  5,142
One to five years                               33,481            35,066
Five to ten years                              105,403           107,987
After ten years                                 83,490            84,030
-------------------------------------------------------------------------
    Total                                     $227,470          $232,225
-------------------------------------------------------------------------

         The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

         Proceeds from sales of securities available for sale were $65 million in 2004, $279 million in 2003 and $56 million in 2002. A gross gain of $.1 million was realized in 2004. Gross realized gains and losses were, respectively, $3.0 million and $2.1 million in 2003, and $1.1 million and $.7 million in 2002.

         Securities with carrying values of $1.32 billion at December 31, 2004 and $892 million at December 31, 2003 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes. In these totals were $139 million in 2004 and $60 million in 2003 for securities pledged at the Federal Reserve discount window in connection with the Company's overall contingency funding plans.

NOTE 5
LOANS
         The composition of the Company's loan portfolio follows:

                                                                         December 31
------------------------------------------------------------------------------------------------------
(in thousands)                                                2004                        2003
------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural               $2,399,794        43%       $2,213,207        45%
Real estate - commercial, construction and
  other                                               2,209,975        39         1,726,212        35
Real estate - residential mortgage                      685,732        12           619,869        13
Individuals                                             330,775         6           323,322         7
------------------------------------------------------------------------------------------------------
    Total                                            $5,626,276       100%       $4,882,610       100%
------------------------------------------------------------------------------------------------------

         The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties carry substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility when originated. An analysis of the changes in loans to related parties during 2004 follows:

----------------------------------------------
(in thousands)                          2004
----------------------------------------------
Beginning balance                    $86,441
Additions                            131,932
Repayments                          (131,492)
Net decrease from changes
  in related parties                 (10,443)
----------------------------------------------
Ending balance                       $76,438
----------------------------------------------

         Outstanding unfunded commitments and letters of credit to related parties totaled $117 million and $114 million at December 31, 2004 and 2003, respectively.

NOTE 6
ALLOWANCE FOR LOAN LOSSES
         A summary analysis of changes in the allowance for loan losses follows:

                                                                       Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                  2004              2003             2002
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                 $59,475           $66,115          $71,633
Allowance of acquired banks                                    2,461                 -                -
Allowance on loans transferred to held for sale                    -                 -             (895)
Provision for loan losses                                      2,000            (3,500)           7,500
Loans charged off                                            (14,030)          (12,934)         (17,211)
Recoveries                                                     4,439             9,794            5,088
-------------------------------------------------------------------------------------------------------------
  Net charge-offs                                             (9,591)           (3,140)         (12,123)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                       $54,345           $59,475          $66,115
-------------------------------------------------------------------------------------------------------------

NOTE 7
IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY
         Information on loans evaluated for possible impairment loss follows:

                                                                            December 31
---------------------------------------------------------------------------------------------
(in thousands)                                                          2004             2003
---------------------------------------------------------------------------------------------
Impaired loans at year end
  Requiring a loss allowance                                         $14,238          $19,675
  Not requiring a loss allowance                                       4,083            2,089
---------------------------------------------------------------------------------------------
  Total recorded investment in impaired loans                        $18,321          $21,764
---------------------------------------------------------------------------------------------
Impairment loss allowance required at year end                        $5,497           $6,157
---------------------------------------------------------------------------------------------
Average recorded investment in impaired loans during the year        $21,418          $28,380
---------------------------------------------------------------------------------------------

         The following is a summary of nonperforming loans and foreclosed assets and surplus property:

                                                            December 31
--------------------------------------------------------------------------------
(in thousands)                                          2004             2003
--------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis            $23,597          $26,776
Restructured loans                                        49              114
--------------------------------------------------------------------------------
  Total nonperforming loans                          $23,646          $26,890
--------------------------------------------------------------------------------
Foreclosed assets and surplus property                $2,454           $3,490
--------------------------------------------------------------------------------

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

                                                 Years Ended December 31
--------------------------------------------------------------------------------
(in thousands)                              2004            2003           2002
--------------------------------------------------------------------------------
Contractual interest                      $2,671          $2,789         $3,394
Interest recognized                        1,615           1,237          1,119
--------------------------------------------------------------------------------
  Decrease in reported interest income    $1,056          $1,552         $2,275
--------------------------------------------------------------------------------

         The Bank and a subsidiary own various property interests that were acquired in routine banking transactions generally before 1933. There was no ready market for these assets when they were initially acquired, and, as was general banking practice at the time, they were written down to a nominal value. The assets include direct and indirect ownership interests in scattered undeveloped acreage, various mineral interests, and a few commercial and residential sites primarily in southeast Louisiana.

         The revenues and direct expenses related to these grandfathered property interests that are included in the statements of income follow:

                                      Years Ended December 31
------------------------------------------------------------------------
(in thousands)                 2004              2003             2002
------------------------------------------------------------------------
Revenues                     $1,271            $1,067             $983
Direct expenses                 205               205              154
------------------------------------------------------------------------

NOTE 8
BANK PREMISES AND EQUIPMENT
         A summary of bank premises and equipment by asset classification follows:

                                                  December 31
---------------------------------------------------------------------
(in thousands)                                 2004             2003
---------------------------------------------------------------------
Land                                       $ 37,839         $ 36,335
Buildings and improvements                  186,801          174,788
Equipment and furnishings                   112,475          106,369
---------------------------------------------------------------------
                                            337,115          317,492
Accumulated depreciation                   (180,513)        (169,233)
---------------------------------------------------------------------
  Total bank premises and equipment        $156,602         $148,259
---------------------------------------------------------------------

         Provisions for depreciation and amortization included in noninterest expense were as follows:

                                                  Years Ended December 31
--------------------------------------------------------------------------------
(in thousands)                             2004            2003           2002
--------------------------------------------------------------------------------
Buildings and improvements               $ 6,679         $ 6,609        $ 6,794
Equipment and furnishings                  6,779           6,633          8,542
--------------------------------------------------------------------------------
  Total depreciation and amortization
    expense                              $13,458         $13,242        $15,336
--------------------------------------------------------------------------------

         At December 31, 2004, the Bank was obligated under a number of noncancelable operating leases, substantially all related to premises. Certain of these leases have escalation clauses and renewal options. Total rental expense was $4.2 million in 2004 and $4.0 million in 2003 and 2002.

         As of December 31, 2004, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows:

(in thousands)
------------------------------------------------
2005                                    $ 4,881
2006                                      4,452
2007                                      3,947
2008                                      3,687
2009                                      3,642
Later years                              22,677
------------------------------------------------
  Total                                 $43,286
------------------------------------------------

NOTE 9
GOODWILL AND OTHER INTANGIBLE ASSETS
         Intangible assets consist of identifiable intangibles such as the value of deposit relationships, goodwill acquired in business combinations accounted for as purchases, and unidentifiable intangibles acquired in certain banking-industry transactions that did not meet the criteria for business combinations. Note 3 presents information on goodwill and other intangible assets acquired in 2004. There were no dispositions of intangible assets during 2004.

         Goodwill is tested for impairment at least annually. No indication of goodwill impairment was identified in the annual assessments as of September 30, 2004 and 2003. The balance of goodwill that will not generate future tax deductions was $107 million at December 31, 2004.

         Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The Company's only significant identifiable intangible assets reflect the value of deposit relationships, all of which have finite lives. Remaining lives ranged from approximately three to seven years at December 31, 2004. The weighted-average remaining life of identifiable intangible assets was approximately four years. Unidentifiable intangible assets are being amortized over a remaining life of approximately three years.

         The carrying value of intangible assets subject to amortization was as follows:

----------------------------------------------------------------------------------------------------------------
(in thousands)                                 December 31, 2004                    December 31, 2003
----------------------------------------------------------------------------------------------------------------
                                     Purchase    Accumulated   Carrying    Purchase    Accumulated   Carrying
                                       Value    Amortization    Value        Value    Amortization    Value
----------------------------------------------------------------------------------------------------------------
Deposit relationships and other
  identifiable intangibles            $36,841     $17,312      $19,529      $31,377     $14,326      $17,051
Unidentifiable intangibles             11,321       6,610        4,711       11,321       4,897        6,424
----------------------------------------------------------------------------------------------------------------
  Total                               $48,162     $23,922      $24,240      $42,698     $19,223      $23,475
----------------------------------------------------------------------------------------------------------------

         Amortization of intangible assets included in noninterest expense was as follows:

                                                                                      Years Ended December 31
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   2004         2003         2002
----------------------------------------------------------------------------------------------------------------
Deposit relationships and other identifiable intangibles                       $3,944       $3,619       $4,133
Unidentifiable intangibles                                                      1,713        1,713        1,713
----------------------------------------------------------------------------------------------------------------
  Total amortization                                                           $5,657       $5,332       $5,846
----------------------------------------------------------------------------------------------------------------

         The following shows estimated amortization expense for the five succeeding years, calculated based on current amortization schedules.


(in thousands)
------------------------------------
2005                         $6,427
2006                          6,180
2007                          5,254
2008                          3,072
2009                          1,949
------------------------------------

NOTE 10
DEPOSITS
         The composition of deposits was as follows:

                                                             December 31
------------------------------------------------------------------------------
(in thousands)                                              2004         2003
------------------------------------------------------------------------------
Noninterest-bearing demand deposits                   $2,111,703   $1,943,248
Interest-bearing deposits:
  NOW account deposits                                   901,859      827,360
  Money market deposits                                1,270,479    1,396,420
  Savings deposits                                       709,887      585,943
  Other time deposits                                    694,458      745,478
  Time deposits $100,000 and over                        924,221      660,133
------------------------------------------------------------------------------
    Total interest-bearing deposits                    4,500,904    4,215,334
------------------------------------------------------------------------------
      Total deposits                                  $6,612,607   $6,158,582
------------------------------------------------------------------------------

         Deposits include funds of public entities, such as states and municipalities, and certain other deposits that are subject to collateral requirements. Public funds and other collateralized deposits totaled $343 million and $313 million at December 31, 2004 and 2003, respectively, including time deposits of $138 million at the end of 2004 and $91 million at the end of 2003.

         Scheduled maturities of all time deposits at December 31, 2004 were as follows:

------------------------------------------------
(in thousands)
------------------------------------------------
2005                                 $1,380,151
2006                                    149,296
2007                                     77,179
2008                                      9,006
2009 and thereafter                       3,047
------------------------------------------------
  Total                              $1,618,679
------------------------------------------------

NOTE 11
SHORT-TERM AND OTHER BORROWINGS
         Short-term and other borrowings consisted of the following:

                                                              December 31
--------------------------------------------------------------------------------
(in thousands)                                               2004         2003
--------------------------------------------------------------------------------
Securities sold under agreements to repurchase           $309,827     $296,580
Federal funds purchased                                   161,279      257,084
Federal Home Loan Bank advance                            100,000            -
Treasury Investment Program                                40,000       40,000
Other borrowings                                           23,153        6,389
--------------------------------------------------------------------------------
  Total short-term and other borrowings                  $634,259     $600,053
--------------------------------------------------------------------------------

         The Bank borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to its deposit customers. Repurchase agreements generally mature daily. The Bank has the ability to exercise legal authority over the underlying securities. Mortgage-backed securities issued or guaranteed by U.S. government agencies and other agency securities with a fair value of $310 million were sold under repurchase agreements at December 31, 2004.

         Additional information about securities sold under repurchase agreements follows:

----------------------------------------------------------------------------
(dollars in thousands)                   2004         2003         2002
----------------------------------------------------------------------------
At December 31
  Interest rate                           .84%         .50%         .52%
  Balance                            $309,827     $296,580     $349,305
----------------------------------------------------------------------------
Average for the year
  Effective interest rate                 .69%         .47%         .71%
  Balance                            $338,096     $325,213     $352,603
----------------------------------------------------------------------------
Maximum month-end outstanding        $412,839     $362,904     $403,775
----------------------------------------------------------------------------

         Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis. Additional information about federal funds purchased follows:

----------------------------------------------------------------------------
(dollars in thousands)                   2004         2003         2002
----------------------------------------------------------------------------
At December 31
  Interest rate                          2.17%         .97%         .75%
  Balance                            $161,279     $257,084      $64,886
----------------------------------------------------------------------------
Average for the year
  Effective interest rate                1.27%        1.00%        1.51%
  Balance                            $160,554      $99,382      $69,249
----------------------------------------------------------------------------
Maximum month-end outstanding        $294,878     $257,084      $95,397
----------------------------------------------------------------------------

         During 2004, the Bank began using advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds. The advance outstanding at December 31, 2004 had a maturity of less than one month and bore interest at a rate of 2.25%. The Bank borrowed $79 million on average under short-term FHLB advances during 2004 with an effective interest rate of 1.40%. The maximum month-end balance was $100 million. Long-term advances from the FHLB are included with other borrowings. The balance of other borrowings at December 31, 2004 included $17 million in advances assumed in a business combination. Mortgage-backed securities with a fair value of $200 million were pledged to secure borrowings under FHLB advances at December 31, 2004.

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

NOTE 12
OTHER ASSETS AND OTHER LIABILITIES
         The more significant components of other assets and other liabilities at December 31, 2004 and 2003 were as follows:

Other Assets                                                     December 31
--------------------------------------------------------------------------------
(in thousands)                                                 2004         2003
--------------------------------------------------------------------------------
Net deferred income tax asset                               $31,796      $21,190
Low-income housing tax credit fund investments               20,578       16,199
Cash surrender value of life insurance                        9,768        8,665
Prepaid expenses                                              4,872        4,288
Prepaid pension asset                                         1,865        7,230
Miscellaneous investments, receivables and other assets      20,001       24,586
--------------------------------------------------------------------------------
  Total other assets                                        $88,880      $82,158
--------------------------------------------------------------------------------

Other Liabilities                                                December 31
--------------------------------------------------------------------------------
(in thousands)                                                 2004         2003
--------------------------------------------------------------------------------
Trade date obligations                                      $ 4,583     $100,925
Accrued taxes and other expenses                             22,959       12,319
Dividend payable                                             11,638       13,344
Obligation for postretirement benefits other than
  pensions                                                   10,344        9,379
Miscellaneous payables, deferred income and other
  liabilities                                                16,437       15,574
--------------------------------------------------------------------------------
  Total other liabilities                                   $65,961     $151,541
--------------------------------------------------------------------------------

NOTE 13
EMPLOYEE BENEFIT PLANS
Retirement Plans
         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements. The benefits are based on an employee's total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. Based on currently available information, the Company does not anticipate making a contribution during 2005.

         The following table details the changes both in the actuarial present value of the pension benefit obligation and in the plan's assets for the years ended December 31, 2004 and 2003. The table also shows the funded status of the plan at each year end and identifies the related amounts recognized and not recognized in the Company's consolidated balance sheets. Whitney uses a December 31 measurement date for all of its defined benefit retirement plans and other postretirement benefit plans.

--------------------------------------------------------------------------------
(in thousands)                                      2004              2003
--------------------------------------------------------------------------------
Changes in benefit obligation:
Benefit obligation, beginning of year           $109,758          $ 91,991
Service cost for benefits                          6,511             5,311
Interest cost on benefit obligation                6,556             6,030
Net actuarial loss                                 6,088            10,418
Benefits paid                                     (4,008)           (3,992)
--------------------------------------------------------------------------------
Benefit obligation, end of year                  124,905           109,758
--------------------------------------------------------------------------------
Changes in plan assets:
Plan assets at fair value, beginning of year     102,345            84,736
Actual return on plan assets                       8,600            13,903
Employer contribution                                -               8,000
Benefits paid                                     (4,008)           (3,992)
Plan expenses                                       (332)             (302)
--------------------------------------------------------------------------------
Plan assets at fair value, end of year           106,605           102,345
--------------------------------------------------------------------------------
Funded status and amounts recognized
    and unrecognized:
Benefit obligation in excess of plan assets,
    end of year                                  (18,300)           (7,413)
Unrecognized net actuarial losses                 20,580            15,166
Unrecognized prior service cost resulting
    from plan amendments                            (415)             (523)
--------------------------------------------------------------------------------
Prepaid pension asset recognized                $  1,865          $  7,230
--------------------------------------------------------------------------------

         The weighted-average assumptions used to determine the benefit obligation at December 31, 2004 and 2003 follow:

--------------------------------------------------------------------------------
                                                   2004              2003
--------------------------------------------------------------------------------
Discount rate                                      5.75%             6.00%
Rate of future compensation increases              4.00              4.00
--------------------------------------------------------------------------------

         The accumulated benefit obligation was $103 million and $91 million at December 31, 2004 and 2003, respectively. The calculation of the accumulated benefit obligation ignores the assumption about future compensation levels.

         The components of net pension expense were as follows:

-------------------------------------------------------------------------------------------------
(in thousands)                                       2004             2003              2002
-------------------------------------------------------------------------------------------------
Service cost for benefits during the period        $6,511           $5,311            $3,893
Interest cost on benefit obligation                 6,556            6,030             5,451
Expected return on plan assets                     (8,026)          (6,620)           (7,421)
Amortization of:
     Unrecognized net actuarial losses                432              408                 -
     Unrecognized net implementation asset              -             (283)             (405)
     Unrecognized prior service cost                 (108)            (108)             (108)
-------------------------------------------------------------------------------------------------
 Net pension expense                               $5,365           $4,738            $1,410
-------------------------------------------------------------------------------------------------

         The Company used the following weighted-average assumptions in determining the net pension expense or benefit for each of the three years in the period ended December 31, 2004.

--------------------------------------------------------------------------------
                                            2004            2003           2002
--------------------------------------------------------------------------------
Discount rate                               6.00%           6.50%          6.75%
Rate of future compensation increases       4.00            4.00           4.00
Expected long-term return on plan assets    8.00            8.00           8.00
--------------------------------------------------------------------------------

         Benefit payments under the qualified pension plan and the nonqualified plan discussed below are expected to total $4.1 million in 2005, $4.5 million in 2006, $4.8 million in 2007, $5.2 million in 2008, $5.8 million in 2009, and $39 million for the next five years combined. These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2004.

         The following table shows the percentage allocation of plan assets by investment category at December 31, 2004 and 2003, as well as the most recent target allocation set by the investment manager and the target allocation ranges specified in the plan's investment policy. The employer contribution in 2003 was made late in the year and was in the process of being allocated to investment categories at year end. This is reflected in the higher proportion of cash investments for 2003.

----------------------------------------------------------------------------------------------
                                                   Actual Allocation     Current      Policy
                                                   2004         2003     Target       Range
----------------------------------------------------------------------------------------------
Equity securities                                   61%          58%      60%         40-70%
Corporate debt securities                           20           17
U. S. Treasury and government agency securities     16           18
----------------------------------------------------------------------------------------------
  Total debt securities                             36           35       40          30-60
Cash investments                                     3            7                    0-20
----------------------------------------------------------------------------------------------
  Total                                            100%         100%
----------------------------------------------------------------------------------------------

         Whitney determines its assumption regarding the expected long-term return on plan assets with reference to the plan's investment policy and practices, including the tolerance for market and credit risk, and historical returns for benchmark indices specified in the policy. The policy communicates risk tolerance in terms of diversification criteria and constraints on investment quality. The plan may not hold debt or equity securities of any single issuer, except the U.S. Treasury and U.S. government agencies, in excess of 10% of plan assets. In addition, all purchases for the debt portfolio are limited to investment grade securities of less than 10 years' maturity. The policy also calls for diversification of equity holdings across business segments and states a preference for holdings in companies that demonstrate consistent growth in earnings and dividends. Limited use of derivatives is authorized by the policy, but the investment manager has not employed these instruments.

         The plan held 114,450 shares of Whitney common stock with a value of $5.1 million (5% of plan assets) at December 31, 2004, and 182,200 shares with a value of $7.5 million (7% of plan assets) at December 31, 2003.

         Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan's formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. The actuarial present value of the nonqualified benefit plan obligation was $6.5 million at December 31, 2004 and $5.1 million at December 31, 2003. The accrued pension liability recorded at year end for the accumulated benefit obligation was $5.1 million in 2004 and $4.3 million in 2003. The accrued pension liability is reported with other liabilities in the consolidated balance sheets. The net pension expense for nonqualified plan benefits was approximately $.8 million in 2004 and $.6 million in both 2003 and 2002. Benefit obligations and expense for the nonqualified pension plan were determined using, where applicable, the same assumptions that were employed for the qualified plan.

         Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees. The Company annually matches the savings of each participant up to 4% of his or her compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions was approximately $3.0 million in 2004, $2.8 million in 2003 and $2.7 million in 2002.

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

         The actuarial present value of the postretirement benefit obligation was $15.7 million at December 31, 2004 and $15.3 million at December 31, 2003. Adjusting for unrecognized actuarial gains and losses and unrecognized prior service cost, the net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was $10.3 million at year-end 2004 and $9.4 million at the end of 2003. The net periodic postretirement benefit expense was approximately $1.7 million for 2004, $1.9 million for 2003 and $1.1 million for 2002. This expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. None of the individual components of either the change in the benefit obligation or the net periodic expense was individually significant for any period reported. Payments to provide benefits are expected to range from $.7 million to $1.3 million annually over the next five years and to total $9.6 million for the following five years combined. The federal subsidy under the Medicare Drug Act is not expected to be significant in any of these periods.

         The discount rates used to determine the present value of the postretirement benefit obligation and the net periodic expense were the same as those shown above for the defined benefit pension plan. The Company also assumed the following trends in health care costs for the actuarial calculation of the benefit obligation at December 31, 2004 and 2003.

--------------------------------------------------------------------------------------------------------------
                                                             Pre-Medicare Age         Post-Medicare Age
                                                                   Cost                      Cost
                                                            2004         2003         2004         2003
--------------------------------------------------------------------------------------------------------------
Cost trend rate for next year                                 10%          10%          10%          10%
Ultimate rate to which the cost trend rate gradually
  declines                                                     5            5            5            5
Year in which the ultimate trend rate is reached            2010         2009         2010         2009
--------------------------------------------------------------------------------------------------------------

         A 1% increase or decrease in the assumed health care cost trend rates would impact the calculation of the benefit obligation and net periodic expense as follows:

--------------------------------------------------------------------------------------------------
(in thousands)                                                       1% Increase      1% Decrease
--------------------------------------------------------------------------------------------------
Effect on total of service and interest components of expense          $  401            $ (322)
Effect on postretirement benefit obligation                             2,479            (2,034)
--------------------------------------------------------------------------------------------------

         As discussed in Note 2, authoritative guidance on the accounting for the federal subsidy introduced by the Medicare Drug Act was issued in 2004 and implemented by Whitney effective with the quarter ended September 30, 2004. The impact on amounts recognized and disclosed for retiree health and welfare plans was immaterial.

NOTE 14
STOCK-BASED COMPENSATION
         Whitney maintains incentive compensation plans that incorporate stock-based compensation. The plans for both employees and directors have been approved by the Company's shareholders, including the new long-term incentive plan for key employees (the 2004 plan), which was approved at the Company's annual meeting in April 2004.

         The Compensation and Human Resources Committee of the Board of Directors administers the employee plans, designates who will participate and authorizes the awarding of grants. Under the 2004 plan, participants may be awarded stock options, restricted stock and restricted stock units, and stock appreciation rights. These are substantially the same as the awards that were available under prior plans. To date, the Committee has awarded only stock options and restricted stock.

         The 2004 plan authorizes awards with respect to a maximum of 2,600,000 Whitney common shares, plus any unused authorized shares from the most recent prior plan. At December 31, 2004, the Committee could make future awards with respect to 2,096,869 shares.

         The directors' plan provides for the annual award of stock grants and stock options to each nonemployee director. Under this plan, Whitney is authorized to issue an aggregate number of common shares not exceeding 3% of the Company's outstanding shares, but in no event more than 1,125,000 shares. At December 31, 2004, 901,564 shares remain available for future award and issuance under the directors' plan.

         The stock option grants are fixed awards. The exercise price for options is set at the market price for Whitney's stock on the grant date. All options are fully exercisable after six months from the grant date and expire after ten years. Unexercised options can expire earlier if a recipient terminates service with the Company. The following table summarizes stock option activity under the employee plans and under the directors' plan for each of the three years in the period ended December 31, 2004. All shares outstanding at the end of each year were exercisable.

--------------------------------------------------------------------------------------------------------------
                                                   Employee                          Director
--------------------------------------------------------------------------------------------------------------
                                                             Weighted-                          Weighted-
                                                              Average                            Average
                                             Number       Exercise Price        Number      Exercise Price
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001           1,421,415          $26.82           172,500           $25.44
     Options granted                         388,825           33.87            45,000            30.79
     Options exercised                      (237,193)          23.09            (6,000)           27.84
     Options forfeited                        (9,825)          30.30                 -                -
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002           1,563,222           29.12           211,500            26.51
     Options granted                         411,000           33.67            45,000            31.99
     Options exercised                      (208,194)          25.78           (13,500)           31.00
     Options forfeited                       (39,875)          35.59                 -                -
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003           1,726,153           30.45           243,000            27.28
     Options granted                         442,825           43.29            48,000            44.75
     Options exercised                      (416,739)          28.67           (27,500)               -
     Options forfeited                        (7,375)          38.56                 -                -
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2004           1,744,864          $34.10           263,500           $31.12
--------------------------------------------------------------------------------------------------------------

         The following table summarizes certain information about the stock options outstanding under these plans at December 31, 2004:

------------------------------------------------------------------------------
                                              Weighted-
                             Number of         Average          Weighted-
Range of                       Shares          Years to          Average
Exercise Prices             Under Option      Expiration     Exercise Price
------------------------------------------------------------------------------
$17.83-$19.25                  18,750             .5             $18.00
$20.00-$24.79                 213,692            4.5              23.51
$26.21-$28.29                 408,162            4.9              27.70
$30.79-$33.92                 745,910            7.8              33.45
$36.67-$36.67                 135,650            3.4              36.67
$43.29-$44.75                 486,200            9.5              43.43
------------------------------------------------------------------------------
$17.83-$44.75               2,008,364            6.9             $33.71
------------------------------------------------------------------------------

         The following schedule summarizes the employee restricted stock grants and director stock grants awarded under these plans during 2004, 2003 and 2002:

----------------------------------------------------------------
(dollars in thousands)             Initial       Market Value
                                   Shares        of Award on
    Year      Plan                 Awarded        Grant Date
----------------------------------------------------------------
    2004      Employee             163,750          $7,089
              Director               7,200             322
    2003      Employee             149,125           5,020
              Director               6,750             216
    2002      Employee             137,775           4,666
              Director               6,750             208
----------------------------------------------------------------


         Employees forfeit their restricted stock grants if they terminate employment within three years of the grant date, although certain exceptions related to death, disability or retirement apply to awards made in 2004 and after. During this period they cannot transfer or otherwise dispose of the shares received. In addition, the employee restricted stock grants can be adjusted based on Whitney's financial performance over the restriction period in relation to that of a designated peer group. Depending on the performance adjustment, the actual number of shares that vest can range from 0% to 200% of the initial grants. All restrictions on employee shares would lapse upon a change in control of the Company. The directors' shares are awarded without restrictions and are not subject to adjustment.

         Compensation expense for stock grants, initially measured as the market value of the shares awarded on the grant date, is recognized ratably over the restriction period, if any. The expense for employee grants is re-measured periodically to reflect changes in the expected performance adjustment and in the market value of the Company's stock, and any difference from the previous measurement is recognized prospectively. Adjustments are made for forfeitures as they occur. Whitney recognized compensation expense for stock grants of $9.1 million in 2004, $6.2 million in 2003, and $5.0 million in 2002.

         SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As allowed for in SFAS No. 123, however, the Company elected to continue to follow APB Opinion No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. The impact of this election is discussed in Note 2, together with a pro forma presentation of net income and earnings per share is if Whitney had applied the provisions of SFAS No. 123. A revision to SFAS No. 123 was issued in December 2004 that establishes the fair value-based method as the exclusive method of accounting for stock-based compensation. The provisions of the revised standard, which are effective for the third quarter of 2005, are also discussed in Note 2.

NOTE 15
REGULATORY MATTERS
Regulatory Capital Requirements
         Measures of regulatory capital are an important tool used by regulators to monitor the financial health of insured financial institutions. The primary quantitative measures used by regulators to gauge capital adequacy are the ratio of Tier 1 regulatory capital to average total assets, also known as the leverage ratio, and the ratios of Tier 1 and total regulatory capital to risk-weighted assets. The regulators define the components and computation of each of these ratios. The minimum capital ratios for both the Company and the Bank are generally 4% leverage, 4% Tier 1 capital and 8% total capital. Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.

         To evaluate capital adequacy, regulators compare an institution's regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward insured institutions. In reaching an overall conclusion on capital adequacy or assigning an appropriate classification under the uniform framework, regulators must also consider other subjective and quantitative assessments of risk associated with the institution. Regulators will take certain mandatory as well as possible additional discretionary actions against institutions they judge to be inadequately capitalized. These actions could materially impact the institution's financial position and results of operations.

         Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its total capital, Tier 1 capital and leverage ratios must be at least 10%, 6% and 5%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 2004 and 2003, the Bank was categorized as well-capitalized, and there have been no events since December 31, 2004 that management believes would cause this status to change.

         The actual capital amounts and ratios for the Company and the Bank are presented in the following tables, together with the corresponding capital amounts determined using regulatory guidelines:


---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             Actual                            Well-
December 31, 2004                                             Amount      Ratio     Minimum(a)   Capitalized(b)
---------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                               $767,717       9.56%    $321,275           (c)
      Bank                                                   607,396       7.57      320,799        $400,999
---------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk-Weighted Assets):
      Company                                                767,717      11.76      261,113           (c)
      Bank                                                   607,396       9.32      260,623         390,934
---------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
      Company                                                822,062      12.59      522,226           (c)
      Bank                                                   661,741      10.16      521,246         651,557
---------------------------------------------------------------------------------------------------------------
December 31, 2003
---------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                               $739,236      10.13%    $291,862           (c)
      Bank                                                   562,639       7.72      291,491        $364,364
---------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk-Weighted Assets):
      Company                                                739,236      12.80      231,084           (c)
      Bank                                                   562,639       9.76      230,687         346,030
---------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
      Company                                                798,711      13.83      462,168           (c)
      Bank                                                   622,114      10.79      461,374         576,717
---------------------------------------------------------------------------------------------------------------
(a) Minimum capital required for capital adequacy purposes.
(b) Capital required for well-capitalized status under regulatory framework for prompt corrective action.
(c) Not applicable.

Other Regulatory Matters
         Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company. During 2005, the Bank will have available an amount equal to approximately $15 million plus its current net income to declare as dividends to the Company without prior regulatory approval. At December 31, 2004, the Company had approximately $170 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its shareholders and other corporate purposes.

         Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral. The Bank made no loans to the Company during 2004 and 2003.

         Banks are required to maintain currency and coin or a noninterest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. During 2004 as in 2003, the Bank covered its reserve maintenance requirement with balances of coin and currency.

NOTE 16
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.

         Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Many such commitments are used only partially or not at all before they expire. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Loan commitments generally have fixed expiration dates and may require payment of a fee. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates, and many lines remain partly or wholly unused.

         Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. A substantial majority of standby letters of credit outstanding at year-end 2004 have a term of one year or less.

         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. The Bank follows its standard credit policies in approving loan facilities and financial guarantees and requires collateral support if warranted. The required collateral could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

         A summary of off-balance-sheet financial instruments follows:

                                                           December 31
--------------------------------------------------------------------------------
(in thousands)                                          2004              2003
--------------------------------------------------------------------------------
Loan commitments - revolving                      $1,652,600        $1,410,555
Loan commitments - nonrevolving                      415,173           355,076
Credit card and personal credit lines                437,386           388,902
Standby and other letters of credit                  355,040           292,558
--------------------------------------------------------------------------------

         The Bank has used interest rate swaps on a limited basis to bring the market risk associated with the longer-duration fixed-rate loans desired by some customers in line with Whitney's asset/liability management objectives. No interest rate swap agreements were in effect at December 31, 2004. Swap activity has had minimal impact on financial condition and results of operations.

NOTE 17
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of estimated fair value information about certain on- and off-balance-sheet financial instruments where it is practicable to estimate those values. If quoted market prices are not available, which is true for many of Whitney's financial instruments, the Company estimates fair value using present value or other valuation techniques. The assumptions used in applying these techniques, such as those concerning appropriate discount rates and estimates of future cash flows, require considerable judgment and significantly affect the resulting fair value estimates. In addition, no value estimate is assigned to future business opportunities from long-term customer relationships underlying certain financial instruments. Accordingly, the derived fair value estimates may not indicate the amount the Company could realize in a current settlement of the financial instruments. Reasonable comparability of fair value estimates between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous assumptions involved. The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.

         The following significant methods and assumptions were used by the Company to estimate the fair value of financial instruments:
         Cash and short-term investments - The carrying amount is a reasonable estimate of the fair value of cash and due from financial institutions, federal funds sold and short-term investments.
         Investment in securities - Fair values of securities are based on quoted market prices obtained from independent pricing services.
         Loans - Loans with no significant change in credit risk and with rates that are repriced in coordination with movements in market rates are valued at carrying amounts. The fair values of other loans are estimated by discounting scheduled cash flows to maturity using current rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments are made to reflect probable credit losses.
         Deposits - SFAS No. 107 requires that deposits without a stated maturity, such as noninterest-bearing demand deposits, NOW account deposits, money market deposits and savings deposits, be assigned fair values equal to the amounts payable upon demand (carrying amounts). Deposits with a stated maturity were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturity.
         Short-term and other borrowings - Short-term borrowings are valued fairly at their carrying amounts. Other borrowings are valued by discounting contractual cash flows at current market rates.
         Off-balance-sheet financial instruments - Off-balance-sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. The fair values of such instruments are estimated using fees currently charged for similar arrangements in the market, adjusted for changes in terms and credit risk as appropriate. The estimated fair values of these instruments are not material.

         The estimated fair values of the Company's financial instruments follow:

                                                   December 31, 2004                 December 31, 2003
------------------------------------------------------------------------------------------------------------
                                               Carrying           Fair            Carrying           Fair
(in thousands)                                  Amount            Value            Amount            Value
------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and short-term investments             $  236,175       $  236,175        $  284,772       $  284,772
  Investment in securities                     1,991,244        1,995,999         2,281,405        2,287,587
  Loans held for sale                              8,796            8,944            15,309           15,578
  Loans, net                                   5,571,931        5,562,161         4,823,135        4,840,838
LIABILITIES:
  Deposits                                     6,612,607        6,614,409         6,158,582        6,163,437
  Short-term and other borrowings                634,259          633,949           600,053          599,936
  Derivative contracts                                 -               -                704              704
------------------------------------------------------------------------------------------------------------

NOTE 18
CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition, results of operations or cash flows.

NOTE 19
OTHER NONINTEREST INCOME
         The components of other noninterest income were as follows:

                                                                  Years Ended December 31
--------------------------------------------------------------------------------------------------
(in thousands)                                             2004              2003             2002
--------------------------------------------------------------------------------------------------
ATM fees                                                $ 4,497           $ 4,691          $ 4,861
Investment services income                                3,508             4,010            4,257
Other fees and charges                                    7,048             7,145            6,047
Other operating income                                    3,880             4,764            2,993
Net gains on sales and other revenue from foreclosed
  assets                                                  1,378             1,132            1,714
Net gains on disposals of surplus property                  793                23              497
--------------------------------------------------------------------------------------------------
     Total                                              $21,104           $21,765          $20,369
--------------------------------------------------------------------------------------------------

NOTE 20
OTHER NONINTEREST EXPENSE
         The components of other noninterest expense were as follows:

                                                       Years Ended December 31
----------------------------------------------------------------------------------------
(in thousands)                                  2004              2003             2002
----------------------------------------------------------------------------------------
Security and other outsourced services       $ 9,045           $ 8,846          $ 8,127
Advertising and promotion                      5,675             3,679            4,769
Operating supplies                             3,727             3,546            3,462
Bank card processing services                  2,612             2,293            2,161
Deposit insurance and regulatory fees          2,015             1,926            1,971
Miscellaneous operating losses                 3,971             1,645            1,429
Other operating expense                       17,837            15,778           13,470
----------------------------------------------------------------------------------------
    Total                                    $44,882           $37,713          $35,389
----------------------------------------------------------------------------------------

NOTE 21
INCOME TAXES
         The components of income tax expense (benefit) follow:

                                                                          Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                      2004             2003              2002
-------------------------------------------------------------------------------------------------------------
Included in net income
  Current
    Federal                                                      $45,560          $43,853           $46,573
    State                                                          1,037              831               882
-------------------------------------------------------------------------------------------------------------
      Total current                                               46,597           44,684            47,455
-------------------------------------------------------------------------------------------------------------
  Deferred
    Federal                                                       (3,238)           1,328              (883)
    State                                                           (161)              87                72
-------------------------------------------------------------------------------------------------------------
      Total deferred                                              (3,399)           1,415              (811)
-------------------------------------------------------------------------------------------------------------
      Total included in net income                               $43,198          $46,099           $46,644
-------------------------------------------------------------------------------------------------------------
Included in shareholders' equity
  Deferred tax related to the change in the
    net unrealized gain or (loss) on securities                  $(6,139)        $(11,464)          $10,563
  Current tax related to nonqualified stock options
    and restricted stock                                          (2,311)            (751)           (1,306)
-------------------------------------------------------------------------------------------------------------
      Total included in shareholders' equity                     $(8,450)        $(12,215)          $ 9,257
-------------------------------------------------------------------------------------------------------------

         The effective rate of tax included in net income differed from the statutory federal income tax rate because of the following factors:

                                                    Years Ended December 31
--------------------------------------------------------------------------------
(in percentages)                               2004          2003          2002
--------------------------------------------------------------------------------
Federal income tax rate                       35.00%        35.00%        35.00%
Increase (decrease) resulting from
  Tax exempt income                           (2.77)        (2.41)        (2.14)
  Low income housing credits                  (1.37)         (.94)         (.51)
  State income tax and miscellaneous items     (.08)          .22           .51
--------------------------------------------------------------------------------
Effective tax rate                            30.78%        31.87%        32.86%
--------------------------------------------------------------------------------

         Temporary differences arise between the tax bases of assets or liabilities and their reported amounts in the financial statements. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow:

                                                                          December 31
-------------------------------------------------------------------------------------------
(in thousands)                                                        2004             2003
-------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for losses on loans and foreclosed assets              $18,890          $20,725
  Employee compensation and benefits                                12,323            7,909
  Unrecognized interest income                                       3,454            2,549
  Net unrealized loss on securities available for sale               1,596                -
  Net operating loss carryforward                                      512            1,103
  Other                                                              5,429            3,624
-------------------------------------------------------------------------------------------
  Total deferred tax assets                                         42,204           35,910
-------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Accumulated depreciation and amortization                          7,634            6,344
  Net unrealized gain on securities available for sale                   -            4,543
  Other                                                              2,774            3,833
-------------------------------------------------------------------------------------------
  Total deferred tax liabilities                                    10,408           14,720
-------------------------------------------------------------------------------------------
  Net deferred tax asset                                           $31,796          $21,190
-------------------------------------------------------------------------------------------

         At December 31, 2004, the Company had approximately $1.5 million in net operating loss carryforwards generated by acquired entities. Substantially all of the carryforwards expire in 2020.

NOTE 22
STOCK REPURCHASE PROGRAM
         In October 2004, the Board of Directors authorized the Company to repurchase up to 1.75 million shares of its common stock. As of December 31, 2004, Whitney had repurchased 707,878 shares at an average cost of $44.46 per share under this program. The program extends through October 2005.

NOTE 23
EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share are as follows:

                                                             Years Ended December 31
----------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)         2004             2003              2002
----------------------------------------------------------------------------------------------
Numerator:
  Net income                                       $97,137          $98,542           $95,323
  Effect of dilutive securities                          -                -                 -
----------------------------------------------------------------------------------------------
  Numerator for diluted earnings per share         $97,137          $98,542           $95,323
----------------------------------------------------------------------------------------------
Denominator:
  Weighted-average shares outstanding           40,748,387       39,929,431        39,848,881
  Effect of potentially dilutive securities
     and contingently issuable shares              640,308          466,703           272,663
----------------------------------------------------------------------------------------------
  Denominator for diluted earnings per share    41,388,695       40,396,134        40,121,544
----------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                              $2.38            $2.47             $2.39
  Diluted                                             2.35             2.44              2.38
----------------------------------------------------------------------------------------------
Antidilutive stock options                         134,846          346,915           424,461
----------------------------------------------------------------------------------------------

NOTE 24
PARENT COMPANY FINANCIAL STATEMENTS
     The following financial statements are for the parent company only. For the statements of cash flows, cash and cash equivalents include noninterest-bearing deposits in the Bank and the demand note receivable from the Bank.

BALANCE SHEETS                                               December 31
--------------------------------------------------------------------------------
(in thousands)                                           2004              2003
--------------------------------------------------------------------------------
ASSETS
  Investment in bank subsidiary                      $664,444          $583,716
  Demand note receivable - bank subsidiary            167,563           183,963
  Investments in nonbank subsidiaries                   1,498             1,374
  Notes receivable - nonbank subsidiaries              81,774            80,974
  Other assets                                         15,088            11,560
--------------------------------------------------------------------------------
    Total assets                                     $930,367          $861,587
--------------------------------------------------------------------------------
LIABILITIES
  Dividends payable                                  $ 11,638          $ 13,345
  Other liabilities                                    13,964             7,929
--------------------------------------------------------------------------------
    Total liabilities                                  25,602            21,274
SHAREHOLDERS' EQUITY                                  904,765           840,313
--------------------------------------------------------------------------------
    Total liabilities and shareholders' equity       $930,367          $861,587
--------------------------------------------------------------------------------

STATEMENTS OF INCOME                                              Years Ended December 31
---------------------------------------------------------------------------------------------------
(in thousands)                                              2004             2003              2002
---------------------------------------------------------------------------------------------------
Dividend income from bank subsidiary                     $77,000          $93,300           $89,200
Equity in undistributed earnings of subsidiaries
  Bank                                                    14,891              574             1,854
  Nonbanks                                                   124              164                68
Other income, net of expenses                              5,122            4,504             4,201
---------------------------------------------------------------------------------------------------
Net income                                               $97,137          $98,542           $95,323
---------------------------------------------------------------------------------------------------



STATEMENTS OF CASH FLOWS                                                  Years Ended December 31
-----------------------------------------------------------------------------------------------------------
(in thousands)                                                     2004              2003             2002
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                     $ 97,137          $ 98,542         $ 95,323
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Equity in undistributed earnings of subsidiaries              (15,015)             (738)          (1,922)
  Decrease in dividends receivable                                    -                 -           10,572
  Other, net                                                      1,187             1,072           (1,073)
-----------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                    83,309            98,876          102,900
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Investments in subsidiaries                                   (22,851)                -              (20)
  Loans to nonbank subsidiaries, net of repayments                 (800)             (580)             690
  Other, net                                                          -               (16)              13
-----------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities         (23,651)             (596)             683
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends                                                (57,061)          (48,248)         (42,893)
  Proceeds from issuance of stock                                13,995             7,151            7,385
  Purchases of stock                                            (29,681)           (1,528)          (2,256)
  Other, net                                                     (1,471)                -                -
-----------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                       (74,218)          (42,625)         (37,764)
-----------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents              (14,560)           55,655           65,819
  Cash and cash equivalents at beginning of year                184,360           128,705           62,886
-----------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                     $169,800          $184,360         $128,705
-----------------------------------------------------------------------------------------------------------

         The total for investments in subsidiaries in 2004 includes net cash paid to acquire Madison BancShares, Inc. and its subsidiary, Madison Bank, which was merged into Whitney National Bank.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 9A:  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this annual report are effective.

         Management's Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. "Management's Report on Internal Control over Financial Reporting," which appears in Item 8 on page 37 of this annual report, and "Report of Independent Registered Public Accounting Firm," which appears in Item 8 on pages 37 and 38 of this annual report are incorporated here by reference.

         Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the last fiscal quarter in the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B: OTHER INFORMATION

         None.

                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Whitney has adopted a Code of Ethics and Conduct for Senior Financial Officers and Executive Officers that applies to its chief executive officer, chief financial officer, controller or principal accounting officer, as well as such other persons, including officers of its subsidiaries, identified by Board resolution from time to time as performing similar functions for the Company and any other persons the Board designates as executive officers. A copy of the code is available on the Company's website at www.whitneybank.com. Whitney will also post on its website at the same address any amendments to the code and any waivers from the code required to be disclosed by the rules of the SEC or The Nasdaq National Market.

         In further response to this Item 10, registrant incorporates by reference the section entitled "Executive Officers of the Company" appearing in
Item 1 of this Form 10-K and the following sections of its Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC:

         o    The section entitled "The Board of Directors."
         o The first paragraph of the subsection entitled "Audit Committee" and the subsection entitled "Nominating and Corporate Governance Committee - Shareholder Recommendations of Director Candidates" of the section entitled "Board of Directors and Its Committees."
         o The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11: EXECUTIVE COMPENSATION

         In response to this item, registrant incorporates by reference the section entitled "Executive Compensation Report" of its Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         In partial response to this item, registrant incorporates by reference the sections entitled "Voting Securities and Principal Holders" and "Beneficial Ownership of Directors and Management" of its Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

         The following table summarizes certain information regarding the registrant's equity compensation plans as of December 31, 2004. The underlying compensation plans, which are more fully described in Note 14 to the consolidated financial statements included in Item 8, have been previously approved by a vote of the shareholders.

                                        Equity Compensation Plan Information
---------------------------------- -------------------------- ------------------------- -------------------------
                                              (a)                        (b)                       (c)
---------------------------------- -------------------------- ------------------------- -------------------------
                                                                                          Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                    Number of securities to       Weighted-average        equity compensation
                                    be issued upon exercise      exercise price of          plans (excluding
                                    of outstanding options,     outstanding options,    securities reflected in
Plan category                         warrants and rights       warrants and rights           column (a))
---------------------------------- -------------------------- ------------------------- -------------------------
Equity compensation plans
     approved by shareholders              2,059,869 (1)               $33.71 (2)              2,998,433 (3)
Equity compensation plans
     not approved by shareholders             ---                       ---                       ---
---------------------------------- -------------------------- ------------------------- -------------------------
      Total                                2,059,869                   $33.71                  2,998,433
---------------------------------- -------------------------- ------------------------- -------------------------

(1) The total includes an aggregate of 1,744,864 shares that can be issued on the exercise of options held by employees. 438,200 shares are subject to options granted under the 2004 Long-Term Incentive Plan
         (2004 LTIP), 1,272,415 shares are subject to options granted under the 1997 Long-Term Incentive Plan (1997 LTIP), and 34,249 shares are subject to options granted under the Long-Term Incentive Program.

         The total also includes an aggregate of 263,500 shares that can be issued on the exercise of options held by nonemployee directors of the Company. These options were granted under the Directors' Compensation
         Plan, as amended and restated.

         Also included in the total are 51,505 common stock equivalent units held in deferred compensation accounts maintained for certain of the Company's directors, which must eventually be distributed as common shares of the Company. As allowed under the Directors' Compensation
         Plan, certain nonemployee directors have deferred receipt of annual stock awards and fees, and the value of these deferrals has been credited to a bookkeeping account maintained for each director. The value of an account is indexed to the performance of one or more investment options specified in the plans. One of the investment options is equivalent units of the Company's common stock. This option is mandatory for deferred stock awards and was extended by the Directors' Compensation Plan to deferred compensation account balances maintained under a prior deferred compensation plan. The number of common stock equivalent units allocated to a director's account for each deferral is based on the fair market value of the Company's common stock on the deferral date. The common stock equivalent units are deemed to earn any dividends declared on the Company's common stock, and additional units are allocated on the dividend payment date based on the stock's fair market value.

(2) Represents the weighted-average exercise price of options granted under the 2004 LTIP, the 1997 LTIP, the Long-Term Incentive Program, and the
         Directors' Compensation Plan. It does not include the per share price of common stock equivalent units held in deferred compensation accounts for the benefit of nonemployee directors. These units are allocated to accounts based on the fair market value of the Company's common stock on the date of each account transaction.

(3) Under the 2004 LTIP, the Company is authorized to make awards with respect to a maximum of 2,600,000 of its common shares, plus any authorized but unused shares from the 1997 LTIP. The 2004 LTIP provides for the award of options, stock appreciation rights, restricted stock and restricted stock units that represent common shares. Of the total shares authorized, the Company can award a maximum of 1,300,000 shares in the form of restricted stock or restricted stock units. At December
         31, 2004, the Company could make future awards under the 2004 LTIP with respect to 2,096,869 shares of its common stock.

         Under the Directors' Compensation Plan, the Company is authorized to make awards of stock options or common stock and allocations of common stock equivalent units with respect to the lesser of either 1,125,000 common shares or 3% of its issued and outstanding common shares, as determined from time to time. At December 31, 2004, the Company could make future awards or allocations of common stock equivalent units under the plan with respect to 901,564 shares of its common stock.


Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

         In response to this item, registrant incorporates by reference the sections entitled "Auditors" of its Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

                                     PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(1)The following consolidated financial statements and supplementary data of the Company and its subsidiaries are included in Part II
               Item 8 of this Form 10-K:
                                                                     Page Number
                                                                     -----------

               Summary of Quarterly Financial Information                 36

               Report of Independent Registered Public Accounting
                 Firm                                                     37

               Consolidated Balance Sheets --
                 December 31, 2004 and 2003                               39

               Consolidated Statements of Income --
                 Years Ended December 31, 2004, 2003 and 2002             40

               Consolidated Statements of Changes in Shareholders'
                 Equity -- Years Ended December 31, 2004, 2003
                 and 2002                                                 41

               Consolidated Statements of Cash Flows --
                 Years Ended December 31, 2004, 2003 and 2002             42

               Notes to Consolidated Financial Statements                 43

         (a)(2)All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes to the consolidated financial statements.

         (a)(3)   Exhibits:

         To obtain a copy of any listed exhibit send your request to the address below. The copy will be furnished upon payment of a fee.

               Mrs. Shirley Fremin, Manager
               Investor Relations
               Whitney Holding Corporation
               P. O. Box 61260
               New Orleans, LA 70161-1260
               (504) 586-3627 or toll free (800) 347-7272, ext. 3627
               E-mail: investor.relations@whitneybank.com

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

               Exhibit 10.3 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and John C. Hope III (filed as
               Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.4 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.5 *- Whitney Holding Corporation long-term incentive program (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.6 *- Whitney Holding Corporation 1997 Long-Term Incentive Plan (filed as Exhibit A to the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.7 *- Whitney Holding Corporation 2004 Long-Term Incentive Plan (filed as Exhibit B to the Company's Proxy Statement for the Annual Meeting of Shareholders dated March 19, 2004 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.8 *- Executive compensation plan (filed as Exhibit
               10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.9 *- Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.8c to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.10 *- Form of notice and acceptance of restricted stock award to certain of the Company's officers under the Company's 2004 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.11 *- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit
               19.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.12 *- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.10a to the Company's annual report of Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.13 *- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.9b to the Company's annual report of Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.14 *- Form of notice and acceptance of stock option grant to certain of the Company's officers under the Company's 2004 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's quarterly report of Form 10-Q for the quarter ended September 30, 2004 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.15 *- Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.16 *- Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.17 *- Whitney Holding Corporation 2001 Directors' Compensation Plan (filed as Appendix B to the Company's Proxy Statement dated March 15, 2001 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.18 *- Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.19 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
               Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.20 *- Form of amendment to the executive agreements filed as Exhibits 10.1 through 10.4 herein (filed as Exhibit
               10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.21 *- Form of amendment to the executive agreements filed as Exhibits 10.1 through 10.4 and Exhibit 10.19 herein (filed as Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.22 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.23 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph S. Exnicios (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.24 *- Form of executive agreement between Whitney Holding Corporation, Whitney National Bank and each of Kevin P. Reed and Lewis P. Rogers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.25 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and John M. Turner (filed on February 28, 2005 as Exhibit 99.1 to the Company's current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

               Exhibit 21 - Subsidiaries

                    Whitney Holding Corporation owns 100% of Whitney National
               Bank, a national banking association organized under the laws of the United States of America. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

               Exhibit 23 - Consent of PricewaterhouseCoopers LLP dated March 16, 2005.

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

                                               WHITNEY HOLDING CORPORATION
                                                        (Registrant)

                                                By:/s/ William L. Marks
                                                   -----------------------------
                                                   William L. Marks
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                                                   March 16, 2005
                                                   --------------
                                                        Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Title                  Date
-----------------------------------     -----------------------   --------------

/s/ William L. Marks                    Chairman of the Board,
------------------------------------    Chief Executive Officer   March 16, 2005
         William L. Marks                and Director             --------------


/s/ R. King Milling
------------------------------------    President and Director    March 16, 2005
         R. King Milling                                          --------------


/s/ Thomas L. Callicutt, Jr.            Executive Vice President
------------------------------------     and Chief Financial      March 16, 2005
         Thomas L. Callicutt, Jr.         Officer                 --------------
                                        (Principal Accounting
                                          Officer)

/s/ Harry J. Blumenthal, Jr.            Director                  March 16, 2005
------------------------------------                              --------------
         Harry J. Blumenthal, Jr.


/s/ Joel B. Bullard, Jr.                Director                  March 16, 2005
------------------------------------                              --------------
         Joel B. Bullard, Jr.


/s/ James M. Cain                       Director                  March 16, 2005
------------------------------------                              --------------
         James M. Cain


                                        Director
------------------------------------                              --------------
         Angus R. Cooper II


/s/ Richard B. Crowell                  Director                  March 16, 2005
------------------------------------                              --------------
         Richard B. Crowell

              Signature                         Title                  Date
-----------------------------------     -----------------------   --------------


/s/ William A. Hines                    Director                  March 16, 2005
------------------------------------                              --------------
         William A. Hines


/s/ John J. Kelly                       Director                  March 16, 2005
------------------------------------                              --------------
         John J. Kelly


/s/ E. James Kock, Jr.                  Director                  March 16, 2005
------------------------------------                              --------------
         E. James Kock, Jr.


/s/ Alfred S. Lippman                   Director                  March 16, 2005
------------------------------------                              --------------
         Alfred S. Lippman


/s/ Michael L. Lomax                    Director                  March 16, 2005
------------------------------------                              --------------
         Michael L. Lomax


/s/ Eric J. Nickelsen                   Director                  March 16, 2005
------------------------------------                              --------------
         Eric J. Nickelsen


/s/ John G. Phillips                    Director                  March 16, 2005
------------------------------------                              --------------
         John G. Phillips


/s/ Carroll W. Suggs                    Director                  March 16, 2005
------------------------------------                              --------------
         Carroll W. Suggs


/s/ Kathryn M. Sullivan                 Director                  March 16, 2005
------------------------------------                              --------------
         Kathryn M. Sullivan


/s/ Dean E. Taylor                      Director                  March 16, 2005
------------------------------------                              --------------
         Dean E. Taylor


/s/ Thomas D. Westfeldt                 Director                  March 16, 2005
------------------------------------                              --------------
         Thomas D. Westfeldt

Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            --------------------------------------------------------

         We hereby consent to the incorporation by reference in the Registration Statements of Whitney Holding Corporation on Forms S-3 (No. 33-52999, No. 33-55307, No. 333-56277, No. 333-75676 and No. 333-112501), on Form S-4
(No.333-116530) and on Forms S-8 (No.333-56024, as amended, No. 333-68506,
No. 333-30257, No. 333-87050, No.333-91358 and No. 333-116184) of our report dated March 15, 2005 relating to the financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana
March 16, 2005

Exhibit 31.1

                                  CERTIFICATION
                                  -------------

I, William L. Marks, certify that:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2004 of Whitney Holding Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:
   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
   (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    March 16, 2005
     -----------------------------


     /s/ William L. Marks
     -----------------------------
     William L. Marks
     Chief Executive Officer

Exhibit 31.2

                                  CERTIFICATION
                                  -------------

I, Thomas L. Callicutt, Jr., certify that:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2004 of Whitney Holding Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:
   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
   (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   March 16, 2005
     -----------------------------


      /s/ Thomas L. Callicutt, Jr.
     -----------------------------
      Thomas L. Callicutt, Jr.
      Chief Financial Officer

Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                ------------------------------------------------
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      --------------------------------------------------------------------

         Each of the undersigned officers of Whitney Holding Corporation (the Company), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge, that

         (1) the Company's Annual Report on Form 10-K for the period ended December 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   March 16, 2005             By: /s/ William L. Marks
      ---------------------         --------------------------------------------
                                       William L. Marks
                                       Chief Executive Officer

Dated:   March 16, 2005             By: /s/ Thomas L. Callicutt, Jr.
      ---------------------         --------------------------------------------
                                       Thomas L. Callicutt, Jr.
                                       Chief Financial Officer