Form 10-Q
period 2005-03-31
WHITNEY HOLDING CORP
filed 2005-05-10
CIK 106926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2005      Commission file number 0-1026


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
Yes   X    No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at April 30, 2005
         -------                                  ------------------------------
  Common Stock, no par value                               41,938,377

WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                    Page


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


PART 1. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS
                                        WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                          March 31     December 31
 (dollars in thousands)                                                                      2005          2004
------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from financial institutions                                              $  244,610    $  213,751
   Federal funds sold and short-term investments                                              7,989        22,424
   Loans held for sale                                                                       14,842         8,796
   Investment securities
        Securities available for sale                                                     1,767,017     1,763,774
        Securities held to maturity, fair values of  $229,362 and $232,225, respectively    228,524       227,470
------------------------------------------------------------------------------------------------------------------
             Total investment securities                                                  1,995,541     1,991,244
   Loans, net of unearned income                                                          5,642,031     5,626,276
        Allowance for loan losses                                                           (53,920)      (54,345)
------------------------------------------------------------------------------------------------------------------
             Net loans                                                                    5,588,111     5,571,931
------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                              156,186       156,602
   Goodwill                                                                                 115,771       115,771
   Other intangible assets                                                                   22,612        24,240
   Accrued interest receivable                                                               30,762        28,985
   Other assets                                                                              99,525        88,880
------------------------------------------------------------------------------------------------------------------
             Total assets                                                                $8,275,949    $8,222,624
------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                                   $2,165,751    $2,111,703
   Interest-bearing deposits                                                              4,555,335     4,500,904
------------------------------------------------------------------------------------------------------------------
             Total deposits                                                               6,721,086     6,612,607
------------------------------------------------------------------------------------------------------------------

   Short-term and other borrowings                                                          561,930       634,259
   Accrued interest payable                                                                   5,708         5,032
   Accrued expenses and other liabilities                                                   117,850        65,961
------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                            7,406,574     7,317,859
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
        Authorized - 100,000,000 shares
        Issued - 42,230,143 and 42,108,932 shares, respectively                               2,800         2,800
   Capital surplus                                                                          256,582       250,793
   Retained earnings                                                                        712,518       697,977
   Accumulated other comprehensive income (loss)                                            (18,834)       (2,963)
   Treasury stock at cost - 1,616,547 and 707,878 shares, respectively                      (72,079)      (31,475)
   Unearned restricted stock compensation                                                   (11,612)      (12,367)
------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                     869,375       904,765
------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                                  $8,275,949    $8,222,624
------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.


                                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                                 March 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                               2005            2004
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                              $81,741         $63,011
  Interest and dividends on investment securities
    Taxable securities                                                                     17,808          21,087
    Tax-exempt securities                                                                   2,541           2,412
  Interest on federal funds sold and short-term investments                                    99              30
------------------------------------------------------------------------------------------------------------------
    Total interest income                                                                 102,189          86,540
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                                     10,708           7,970
  Interest on short-term and other borrowings                                               3,062           1,380
------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                                 13,770           9,350
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                        88,419          77,190
PROVISION FOR LOAN LOSSES                                                                   1,500          (2,000)
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                          86,919          79,190
------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                                                       8,040           9,316
  Bank card fees                                                                            2,660           2,336
  Trust service fees                                                                        2,356           2,189
  Secondary mortgage market operations                                                        956           1,286
  Other noninterest income                                                                  7,379           5,780
  Securities transactions                                                                       -               -
------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                               21,391          20,907
------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                                                    30,921          28,552
  Employee benefits                                                                         8,290           7,513
------------------------------------------------------------------------------------------------------------------
    Total personnel                                                                        39,211          36,065
  Net occupancy                                                                             5,187           4,784
  Equipment and data processing                                                             4,274           4,378
  Telecommunication and postage                                                             2,062           2,229
  Corporate value and franchise taxes                                                       1,954           1,863
  Legal and other professional services                                                     1,551           1,011
  Amortization of intangibles                                                               1,629           1,289
  Other noninterest expense                                                                10,393          10,407
------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                              66,261          62,026
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                                 42,049          38,071
INCOME TAX EXPENSE                                                                         13,293          11,913
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                $28,756         $26,158
------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                                                     $ .71           $ .65
  Diluted                                                                                     .70             .64
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                                40,378,578      40,191,444
  Diluted                                                                              41,064,134      40,861,274
CASH DIVIDENDS PER SHARE                                                                    $ .35           $ .33
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                                                  2


                                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                         (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                        Accumulated               Unearned
                                                                          Other                  Restricted
(dollars in thousands,                  Common    Capital    Retained  Comprehensive   Treasury     Stock
  except per share data)                 Stock    Surplus    Earnings   Income (Loss)   Stock    Compensation   Total
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003             $2,800   $183,624   $656,195     $ 8,438       $(30)    $(10,714)   $840,313
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -          -     26,158           -          -            -      26,158
  Other comprehensive income:
    Unrealized net holding gain on
      securities, net of reclassification
      adjustments and taxes                   -          -          -      11,991          -            -      11,991
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -          -     26,158      11,991          -            -      38,149
-----------------------------------------------------------------------------------------------------------------------
Cash dividends, $.33 per share                -          -    (13,393)          -          -            -     (13,393)
Stock issued to dividend reinvestment
   plan                                       -        483          -           -         30            -         513
Long-term incentive plan stock activity:
  Restricted grants and related activity      -      2,337          -           -          -          (32)      2,305
  Options exercised                           -      3,602          -           -          -            -       3,602
Directors' compensation plan
  stock activity                              -        302          -           -          -            -         302
-----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                $2,800   $190,348   $668,960     $20,429        $ -     $(10,746)   $871,791
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004             $2,800   $250,793   $697,977    $ (2,963)  $(31,475)    $(12,367)   $904,765
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -          -     28,756           -          -            -      28,756
  Other comprehensive loss:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                   -          -          -     (15,871)         -            -     (15,871)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -          -     28,756     (15,871)         -            -      12,885
-----------------------------------------------------------------------------------------------------------------------
Cash dividends, $.35 per share                -          -    (14,215)          -          -            -     (14,215)
Stock acquired under repurchase program       -          -          -           -    (42,094)           -     (42,094)
Stock issued to dividend reinvestment
   plan                                       -         (2)         -           -        584            -         582
Long-term incentive plan stock activity:
  Restricted grants and related activity      -      1,827          -           -          -          755       2,582
  Options exercised                           -      3,863          -           -        830            -       4,693
Directors' compensation plan
  stock activity                              -        101          -           -         76            -         177
-----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2005                $2,800   $256,582   $712,518    $(18,834)  $(72,079)    $(11,612)   $869,375
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                                                     3

                                         WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                                                                                                    March 31
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                          2005         2004
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                   $ 28,756     $ 26,158
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of bank premises and equipment                                3,285        3,312
    Amortization of purchased intangibles                                                       1,629        1,289
    Restricted stock compensation earned                                                        2,527        2,260
    Premium amortization (discount accretion) on securities, net                                  748        1,011
    Provision for losses on loans and foreclosed assets                                         1,567       (1,978)
    Net gains on asset sales                                                                     (680)        (218)
    Deferred tax expense (benefit)                                                               (351)         176
    Net increase in loans originated and held for sale                                         (6,046)        (994)
    Net increase in accrued interest receivable and prepaid expenses                           (3,250)      (1,436)
    Net increase in accrued interest payable and accrued expenses                               7,427        9,401
    Other, net                                                                                   (643)        (681)
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                              34,969       38,300
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Proceeds from maturities of investment securities available for sale                       96,475      162,158
    Purchases of investment securities available for sale                                     (74,860)    (161,636)
    Proceeds from maturities of investment securities held to maturity                          3,910        2,510
    Purchases of investment securities held to maturity                                        (5,885)     (23,216)
    Net increase in loans                                                                     (17,874)    (101,936)
    Net (increase) decrease in federal funds sold and short-term investments                   14,435      (86,322)
    Proceeds from sales of foreclosed assets and surplus property                               1,794        2,045
    Purchases of bank premises and equipment                                                   (2,986)      (2,816)
    Other, net                                                                                    125         (718)
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                                    15,134     (209,931)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Net increase (decrease) in transaction account and savings account deposits                (4,469)      38,719
    Net increase in time deposits                                                             113,051      101,089
    Net increase (decrease) in short-term and other borrowings                                (72,303)       5,953
    Proceeds from issuance of common stock                                                      4,712        3,883
    Purchases of common stock                                                                 (45,778)           -
    Cash dividends                                                                            (14,457)     (13,346)
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                                   (19,244)     136,298
-------------------------------------------------------------------------------------------------------------------
        Increase (decrease) in cash and cash equivalents                                       30,859      (35,333)
        Cash and cash equivalents at beginning of period                                      213,751      270,387
-------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                           $244,610     $235,054
-------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
    Interest income                                                                          $100,140      $85,989

Cash paid during the period for:
    Interest expense                                                                          $13,223       $9,530
    Income taxes                                                                                2,915            -

Noncash investing activities:
    Foreclosed assets received in settlement of loans                                          $1,216       $1,079
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1
BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries (the Company or Whitney). All significant intercompany balances and transactions have been eliminated. Certain financial information for prior periods has been reclassified to conform to the current presentation.
         In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders' equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.
         Pursuant to rules and regulations of the Securities and Exchange Commission (SEC), certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2004 annual report on Form 10-K. Financial information reported in these financial statements is not necessarily indicative of the financial condition, results of operations or cash flows of any other interim or annual periods.

NOTE 2
MERGERS AND ACQUISITIONS
         On April 22, 2005, Whitney completed its acquisition of Destin Bancshares, Inc. (Destin). Destin's major subsidiary was Destin Bank which operated ten banking centers in the Destin, Fort Walton Beach and Pensacola areas of the Florida panhandle, with approximately $540 million in total assets, including $390 million in loans, and $440 million in deposits. Destin Bank was merged into Whitney National Bank (the Bank) on the same date. The transaction was valued at approximately $115 million, with approximately $58 million paid to Destin shareholders in cash and the remainder in Whitney stock totaling 1.3 million shares. Whitney's financial statements for the second quarter of 2005 will include the results from these acquired operations since the acquisition date. The purchase price allocation for this transaction has not yet been completed.
         In August 2004, Whitney acquired Madison BancShares, Inc. (Madison) and its subsidiary, Madison Bank. Madison Bank was merged immediately into Whitney National Bank. Madison shareholders received 1.0 million Whitney shares and cash totaling $23 million, for a total transaction value of approximately $65 million. At acquisition, Madison Bank reported $219 million in assets, including $189 million in loans, and $177 million in deposits at four banking locations in the Tampa Bay, Florida metropolitan area. Applying purchase accounting to this transaction, the Company recorded $51 million in intangible assets, with $4 million assigned to the value of deposit relationships with an estimated weighted-average life of approximately 3.5 years and the remaining $46 million to goodwill. Whitney's financial statements include the results from these acquired operations since the acquisition date.

         In June 2004, the Bank assumed approximately $24 million in deposits and acquired certain assets from the First National Bank Northwest Florida. The deposits and assets were associated with two First National locations in Fort Walton Beach, Florida. Whitney recognized an intangible asset for the value of the deposit relationships acquired of $2.1 million that will be amortized over an estimated life of 8 years. No loans or other noncash financial assets were exchanged in this transaction.

NOTE 3
OTHER ASSETS AND OTHER LIABILITIES
         The more significant components of other assets and other liabilities at March 31, 2005 and December 31, 2004 were as follows:


Other Assets
----------------------------------------------------------------------------------------------------------
                                                                              March 31       December 31
(in thousands)                                                                  2005             2004
----------------------------------------------------------------------------------------------------------
Net deferred income tax asset                                                  $40,686         $31,796
Low-income housing tax credit fund investments                                  19,935          20,578
Cash surrender value of life insurance                                           9,872           9,768
Prepaid expenses                                                                 8,241           4,872
Prepaid pension asset                                                              170           1,865
Miscellaneous investments, receivables and other assets                         20,621          20,001
----------------------------------------------------------------------------------------------------------
   Total other assets                                                          $99,525         $88,880
----------------------------------------------------------------------------------------------------------

Other Liabilities
----------------------------------------------------------------------------------------------------------
                                                                              March 31       December 31
(in thousands)                                                                  2005             2004
----------------------------------------------------------------------------------------------------------
Trade date securities payable                                                 $ 50,000         $ 4,583
Accrued taxes and expenses                                                      28,415          22,959
Dividends payable                                                               11,396          11,638
Obligation for postretirement benefits other than pensions                      10,797          10,344
Miscellaneous payables, deferred income and other liabilities                   17,242          16,437
----------------------------------------------------------------------------------------------------------
   Total other liabilities                                                    $117,850         $65,961
----------------------------------------------------------------------------------------------------------


NOTE 4
EMPLOYEE BENEFIT PLANS

Retirement Plans
         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements. The Company made no contributions to the plan during 2004 or the first quarter of 2005, and, based on currently available information, does not anticipate making a contribution for the remainder of 2005. The components of net pension expense were as follows:


----------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                      March 31
----------------------------------------------------------------------------------------------------------
(in thousands)                                                                 2005             2004
----------------------------------------------------------------------------------------------------------
Service cost for benefits during the period                                   $1,809           $1,558
Interest cost on benefit obligation                                            1,766            1,616
Expected return on plan assets                                                (2,060)          (2,000)
Amortization of:
   Unrecognized net actuarial (gains) losses                                     187               90
   Unrecognized net implementation asset                                           -                -
   Unrecognized prior service cost                                               (27)             (27)
----------------------------------------------------------------------------------------------------------
Net periodic benefit expense                                                  $1,675           $1,237
----------------------------------------------------------------------------------------------------------

         Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. The net pension expense for nonqualified plan benefits was approximately $.2 million for the first quarters of both 2005 and 2004.

Health and Welfare Plans
         Whitney maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
         Whitney recognized a net periodic expense for postretirement benefits of approximately $.6 million in the first quarter of 2005 and $.5 million in the first quarter of 2004. None of the individual components of the net periodic expense was individually significant for either period.

NOTE 5
STOCK-BASED COMPENSATION
         Whitney maintains incentive compensation plans that incorporate stock-based compensation. The plans for both employees and directors have been approved by the Company's shareholders. No stock-based compensation awards were made during the first quarter of 2005 or 2004.
         Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As allowed for in SFAS No. 123, however, Whitney elected to continue to follow Accounting Principles Board Opinion (APB) No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. Under this Opinion, the Company recognizes no compensation expense with respect to fixed awards of stock options. Whitney has awarded options with an exercise price equal to the stock's market price on the grant date. As such, these options had no intrinsic value on the grant date, which was also the date compensation expense is measured for such awards under the Opinion. The compensation expense recognized under APB No.25 for the Company's restricted stock grants reflects their fair value, but the timing of when fair value is determined and the method of allocating expense over time differ in certain respects from what is required under SFAS No. 123, as amended.
         The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and to recognize stock-based compensation expense for all awards.


-----------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                       March 31
-----------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                           2005              2004
-----------------------------------------------------------------------------------------------------------
Net income                                                                    $28,756           $26,158
Stock-based compensation expense included in reported net income,
   net of related tax effects                                                   1,643             1,469
Stock-based compensation expense determined under fair value-based
   method for all awards, net of related tax effects                           (1,328)           (1,108)
-----------------------------------------------------------------------------------------------------------
Pro forma net income                                                          $29,071           $26,519
-----------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic - as reported                                                           $.71              $.65
   Basic - pro forma                                                              .72               .66
   Diluted - as reported                                                          .70               .64
   Diluted - pro forma                                                            .71               .65
-----------------------------------------------------------------------------------------------------------

         The Financial Accounting Standards Board (FASB) replaced the guidance in SFAS No. 123 with the issuance in December 2004 of SFAS No. 123 (revised
2004) (SFAS No. 123R), Share-Based Payment. Of greatest significance to Whitney, the revised standard established the fair value-based method as the exclusive method of accounting for stock-based compensation, with only limited exceptions, and eliminated the ability to follow the guidance in APB No. 25. Under SFAS No. 123R, the grant-date fair value of equity instruments, including stock options, awarded to employees determines the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the required service period. The revised standard also clarifies and expands existing guidance on measuring fair value, including considerations for selecting and applying an option-pricing model, on classifying an award as equity or a liability, and on attributing compensation cost to reporting periods.
         In accordance with a recent ruling by the SEC, Whitney must apply SFAS No. 123R to all awards granted after December 31, 2005 and to awards modified, repurchased, or cancelled after that date. The Company currently has no plans to modify, repurchase or cancel existing awards. If there are outstanding awards for which the required service period extends beyond December 31, 2005, Whitney will recognize compensation cost after that date based on the grant-date fair value of those awards as calculated for pro forma disclosure under the original SFAS No. 123. As of March 31, 2005, all stock options awarded by the Company were fully-exercisable and there were no continuing service requirements. The service requirement for certain restricted stock awards does extend beyond December 31, 2005, and the related compensation expense recognized after that date will differ from what would have been recognized under APB No. 25. The extent of this difference cannot be determined at this time, but it is unlikely to be material. The impact of the revised standard on the accounting for future awards of stock-based compensation will depend on the timing and terms of those awards.

NOTE 6
CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney's financial condition, results of operations or cash flows.

NOTE 7
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.
         Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Many such commitments are used only partially or not at all before they expire. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Loan commitments generally have fixed expiration dates and may require payment of a fee. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates, and many lines remain partly or wholly unused.
         Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. A substantial majority of standby letters of credit outstanding at March 31, 2005 and December 31, 2004 have a term of one year or less.
         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. The Bank follows its standard credit policies in approving loan facilities and financial guarantees and requires collateral support if warranted. The required collateral could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

         A summary of off-balance-sheet financial instruments follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                   March 31        December 31
(in thousands)                                                                       2005              2004
-----------------------------------------------------------------------------------------------------------------
Commitments to extend credit - revolving                                         $1,811,724         $1,652,600
Commitments to extend credit - nonrevolving                                         455,214            415,173
Credit card and personal credit lines                                               454,089            437,386
Standby and other letters of credit                                                 354,371            355,040
-----------------------------------------------------------------------------------------------------------------

NOTE 8
EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share were as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended
                                                                                               March 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                           2005             2004
-----------------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                                                         $28,756           $26,158
   Effect of dilutive securities                                                            -                 -
-----------------------------------------------------------------------------------------------------------------
   Numerator for diluted earnings per share                                           $28,756           $26,158
-----------------------------------------------------------------------------------------------------------------
Denominator:
   Weighted-average shares outstanding                                             40,378,578        40,191,444
   Effect of potentially dilutive securities
     and contingently issuable shares                                                 685,556           669,830
-----------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share                                      41,064,134        40,861,274
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic                                                                                 $.71              $.65
   Diluted                                                                                .70               .64
-----------------------------------------------------------------------------------------------------------------
Antidilutive stock options                                                                  -                 -
-----------------------------------------------------------------------------------------------------------------

NOTE 9
STOCK REPURCHASE PROGRAM
         In October 2004, the Board of Directors authorized the Company to repurchase up to 1.75 million shares of its common stock. As of March 31, 2005, Whitney had repurchased 1.65 million shares at an average cost of $44.59 per share under this program. The program extends through October 2005.

NOTE 10
SUSBSEQUENT EVENT - STOCK SPLIT
         On April 27, 2005, the Board of Directors authorized a three-for-two split of the Company's common stock to be paid in the form of a 50% stock dividend on May 25, 2005 to shareholders of record on May 11, 2005. The following presents pro forma earnings per share information assuming the split was effective as of January 1, 2004.

-----------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                               March 31
-----------------------------------------------------------------------------------------------------------------
                                                                                        2005             2004
-----------------------------------------------------------------------------------------------------------------
Pro forma earnings per share:
   Basic                                                                                 $.47             $.43
   Diluted                                                                                .47              .43
-----------------------------------------------------------------------------------------------------------------
Pro forma weighted-average shares outstanding:
   Basic                                                                           60,567,867       60,287,166
   Diluted                                                                         61,596,201       61,291,911
-----------------------------------------------------------------------------------------------------------------

NOTE 11
ACCOUNTING PRONOUNCEMENTS
         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation. Information about the more significant provisions of SFAS No. 123R, including effective dates, and the expected impact on the Company's financial results is presented in Note 5.
         The Emerging Issues Task Force reached a consensus in March 2004 on a model to be used to determine if the impairment of certain debt and equity securities and cost method investments should be considered other than temporary and an impairment loss recognized. The model was to be applied prospectively in interim or annual reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional implementation guidance and delayed the effective date for applying the model until the proposed guidance is finalized. The eventual impact of applying this model on Whitney's financial condition or results of operations cannot be determined until the final guidance is released.
         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3 to address the accounting for differences between contractual cash flows and expected cash flows from loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits the "carrying over" or creation of valuation allowances in the initial accounting for all acquired loans that are within its scope. It also specifies how these differences impact the yield subsequently recognized on these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004 and does not change the accounting for loans previously acquired.


                                            WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                      SELECTED FINANCIAL DATA
                                                            (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
                                                     2005                                    2004
                                                --------------  ---------------------------------------------------------------
(dollars in thousands, except per share data)    First Quarter   Fourth Quarter  Third Quarter  Second Quarter  First Quarter
-------------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
Total assets                                      $8,275,949       $8,222,624      $8,072,040     $7,789,126     $7,855,897
Earning assets                                     7,660,403        7,648,740       7,463,380      7,221,846      7,333,849
Loans                                              5,642,031        5,626,276       5,380,023      5,139,549      4,984,165
Investment securities                              1,995,541        1,991,244       2,042,615      2,063,826      2,232,674
Deposits                                           6,721,086        6,612,607       6,490,808      6,340,782      6,298,390
Shareholders' equity                                 869,375          904,765         919,999        842,724        871,791
-------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
Total assets                                      $8,225,375       $8,170,990      $7,882,497     $7,782,108     $7,722,135
Earning assets                                     7,597,501        7,568,194       7,309,316      7,253,932      7,175,034
Loans                                              5,591,349        5,506,923       5,231,828      5,069,304      4,906,710
Investment securities                              1,979,796        2,036,438       2,052,769      2,149,211      2,245,626
Deposits                                           6,593,001        6,577,154       6,440,765      6,248,685      6,119,857
Shareholders' equity                                 887,059          925,176         882,744        862,016        855,476
-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Interest income                                     $102,189          $98,095         $90,472        $85,665        $86,540
Interest expense                                      13,770           11,740          10,286          9,306          9,350
Net interest income                                   88,419           86,355          80,186         76,359         77,190
Net interest income (TE)                              89,933           87,972          81,725         77,869         78,671
Provision for loan losses                              1,500            2,000              -           2,000         (2,000)
Noninterest income                                    21,391           20,172          20,053         21,391         20,907
  Net securities gains (losses) in noninterest
   income                                                  -                -              68              -              -
Noninterest expense                                   66,261           65,719          68,261         64,272         62,026
Net income                                            28,756           26,998          22,078         21,903         26,158
-------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                                1.42%            1.31%           1.11%          1.13%          1.36%
Return on average shareholders' equity                 13.15            11.61            9.95          10.22          12.30
Net interest margin (TE)                                4.78             4.63            4.46           4.31           4.40
Average loans to average deposits                      84.81            83.73           81.23          81.13          80.18
Efficiency ratio                                       59.52            60.77           67.11          64.75          62.29
Allowance for loan losses to loans                       .96              .97            1.02           1.10           1.16
Nonperforming assets to loans plus foreclosed
  assets and surplus property                            .43              .46             .53            .68            .56
Annualized net charge-offs (recoveries) to average
  loans                                                  .14              .16             .33            .25           (.01)
Average shareholders' equity to average assets         10.78            11.32           11.20          11.08          11.08
Shareholders' equity to total assets                   10.50            11.00           11.40          10.82          11.10
Leverage ratio                                          9.27             9.56           10.05          10.03           9.96
-------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
Earnings Per Share
  Basic                                                 $.71             $.65            $.54           $.54           $.65
  Diluted                                                .70              .64             .53            .53            .64
Dividends
  Cash dividends per share                              $.35             $.35            $.33           $.33           $.33
  Dividend payout ratio                                49.43%           54.24%          62.74%         61.48%         51.20%
Book Value Per Share                                  $21.41           $21.85          $21.92         $20.65         $21.48
Trading Data
  High sales price                                    $46.63           $46.24          $45.18         $44.79         $44.00
  Low sales price                                      42.66            41.21           39.90          39.52          39.72
  End-of-period closing price                          44.51            44.99           42.00          44.67          41.74
  Trading volume                                   6,275,063        6,795,612       4,828,742      3,328,548      3,488,599
Average Shares Outstanding
  Basic                                           40,378,578       41,516,835      40,969,394     40,304,997     40,191,444
  Diluted                                         41,064,134       42,153,707      41,551,024     40,978,580     40,861,274
-------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

                                                                        12

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2004 to March 31, 2005 and on their results of operations during the first quarters of 2005 and 2004. Nearly all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company's 2004 annual report on Form 10-K.
         Certain financial information for prior periods has been reclassified to conform to the current presentation.

FORWARD-LOOKING STATEMENTS
         This discussion contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of future plans and strategies. Forward-looking statements often contain words such as "anticipate," "believe," "estimate," "expect," "forecast," "goal," "intend," "plan," "project" or other words of similar meaning.
         The forward-looking statements made in this discussion include, but may not be limited to, (a) comments about conditions impacting certain sectors of the loan portfolio; (b) information about changes in the duration of the investment portfolio with changes in market rates, (c) comments about future level of funds available in the customer deposit base, (d) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (e) discussion of the performance of Whitney's net interest income, net interest margin, yields on the loan and investment portfolios, and deposit rates assuming certain conditions, (f) projections of possible future levels of income from secondary mortgage market operations, and
(g) comments on expected changes or trends in expense levels for retirement benefits, equipment and data processing, and amortization of intangibles.
         Whitney's ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Whitney believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statement. Factors that could cause actual results to differ from those expressed in the Company's forward-looking statements include, but are not limited to:
         o Changes in economic and business conditions, including those caused by natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of Whitney's customer base.
         o Changes in interest rates that affect the pricing of Whitney's financial products, the demand for its financial services and the valuation of its financial assets and liabilities.

         o Changes in laws and regulations that significantly affect the activities of the banking industry and the industry's competitive position relative to other financial service providers.
         o Technological changes affecting the nature or delivery of financial products or services and the cost of providing them.
         o The failure to capitalize on growth opportunities and realized cost savings in connection with business acquisitions.
         o Management's inability to develop and execute plans for Whitney to effectively respond to unexpected changes.
         Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

OVERVIEW
         Whitney earned $28.8 million for the quarter ended March 31, 2005, a 10% increase compared to net income of $26.2 million reported for the first quarter of 2004. Per share earnings were $.71 per basic share and $.70 per diluted share in 2005's first quarter, up 9% from per share earnings of $.65 and $.64, respectively, in the year-earlier period. The results for the first quarter of 2005 included a $1.0 million distribution ($.6 million after tax or approximately $.02 per share) received on the acquisition of the PULSE electronic payment network by Discover Financial Services.
         Selected first quarter highlights follow:
         o Average total loans for the quarter were up 14% compared to the first quarter of 2004, although the rate of loan growth during the first quarter of 2005 was tempered by seasonal repayments and payoffs in connection with refinancing activity, among other factors. A bank acquisition in August 2004 contributed approximately 4% to the year-over-year growth in average loans. Average investment securities decreased 12% from the first quarter of 2004 to 2005's first quarter, with proceeds supporting loan growth. Average earning assets for the quarter were up a net 6% compared to the first quarter of 2004. The net growth in earning assets compared to the first quarter of 2004 was mainly funded by 8% growth in average deposits, approximately 3% of which was related to acquisitions in the second and third quarters of 2004.
         o Whitney's net interest income (TE) for the first quarter of 2005 increased $11.3 million, or 14%, compared to the first quarter of 2004, driven by both the 6% increase in average earning assets and a widening net interest margin. The net interest margin (TE) was 4.78% for the first quarter of 2005, up 38 basis points from the year-earlier period, including a 5 basis point increase related to interest recognized on a long-standing problem credit.
         o Whitney provided $1.5 million for loan losses in the first quarter of 2005. There had been a negative provision of $2 million in the first quarter of 2004. Net-charge offs totaled $1.9 million in 2005's first quarter, or .14% of average loans on an annualized basis. The first quarter of 2004 showed a small net recovery.
             There was no significant change in Whitney's overall credit risk posture during the first quarter of 2005.

         o Noninterest income increased 2%, or $.5 million, from the first quarter of 2004. In addition to the $1.0 million PULSE gain noted earlier, the results for the first quarter of 2005 included $.8 million more in gains on sales and other revenue from foreclosed assets compared to the first quarter of 2004. Revenue from service charges on deposit accounts in 2005's first quarter was down 14%, or $1.3 million, compared to the year-earlier period, partly reflecting the impact of rising short-term market rates on the earnings credit allowed against service charges certain business deposit accounts.
         o Noninterest expense increased 7%, or $4.2 million, from 2004's first quarter, mainly reflecting the 9%, or $3.1 million, increase in personnel expense. Employee compensation increased 8%, or $2.4 million, with approximately $.6 million related to the staff of bank operations acquired in 2004 and $.6 million related to management incentive programs, including the cost of stock-based compensation. Higher costs of providing pension and retiree health benefits accounted for most of the 10% increase in employee benefits expense.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES
Loan Portfolio Developments
         Total loans increased $16 million, or less than 1%, from year-end 2004 to the end of 2005's first quarter, but were up 13%, or $658 million, from the end of 2004's first quarter, including approximately $189 million from a bank acquisition in August 2004. Table 1 shows loan balances by type of loan at March 31, 2005 and at the end of the four prior quarters.

TABLE 1.  LOANS
---------------------------------------------------------------------------------------------------------------
                                        2005                                  2004
---------------------------------------------- ----------------------------------------------------------------
(in thousands)                       March 31      December 31    September 30        June 30        March 31
---------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural                   $2,355,929       $2,399,794      $2,263,882      $2,276,942      $2,203,213
Real estate -  commercial,
    construction and other          2,273,158        2,209,975       2,104,184       1,882,044       1,821,445
Real estate -
    residential mortgage              676,250          685,732         684,303         658,187         628,331
Individuals                           336,694          330,775         327,654         322,376         331,176
---------------------------------------------------------------------------------------------------------------
    Total loans                    $5,642,031       $5,626,276      $5,380,023      $5,139,549      $4,984,165
---------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, decreased 2%, or $44 million, between year-end 2004 and March 31, 2005. This portfolio sector grew 7%, or $153 million, from the end of 2004's first quarter. The bank acquisition in 2004 had little impact on this portfolio segment. The rate of growth in the commercial portfolio during the first quarter of 2005 was tempered by seasonal reductions in credit demand for certain customers and by payoffs related to recapitalizations and other corporate financial restructurings, among other factors. Overall the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2004.
         Loans outstanding to oil and gas industry customers totaled $514 million, or approximately 9% of total loans at March 31, 2005, little changed from year-end 2004 or the end of 2004's first quarter. The major portion of Whitney's customer base in this industry provides transportation and other services and products to support exploration and production activities. With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years.
         Outstanding balances under participations in larger shared-credit loan commitments totaled $347 million at the end of 2005's first quarter, including approximately $111 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.
         The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties, and loans secured by properties used in commercial or industrial operations. This portfolio sector grew 3%, or $63 million, from December 31, 2004, and has increased 25%, or $452 million, since the end of the first quarter of 2004, with approximately $145 million from loans with acquired operations. Whitney has been able to develop new business in this highly competitive sector throughout its market area, and the Company continues to finance new projects for its established customer base. Activity in this portfolio sector has been driven by the development of retail, small office and commercial facilities by customers throughout Whitney's market area, and by apartment and condominium projects and residential development, particularly in the eastern Gulf Coast region. The future pace of new real estate projects will reflect the level of confidence by developers in the sustainability of favorable economic conditions. The level of portfolio growth achieved in a given period will also be impacted by paydowns on and permanent takouts of seasoned projects.
         The residential mortgage loan portfolio decreased by approximately 1% from the end of 2004 to March 31, 2005. The total at the end of the first quarter of 2005 was up 8%, or $48 million, from the end of 2004's first quarter. Growth in the category has been associated mainly with the promotion of tailored mortgage products that are held in the portfolio. Whitney continues to sell most conventional residential mortgage loan production in the secondary market. A bank acquisition accounted for most of the growth in this portfolio segment between the second and third quarters of 2004 as shown in Table 1.

Credit Risk Management and Allowance for Loan Losses
         Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by its Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company. Lending officers are responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines. An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting processes.
         Management's evaluation of credit risk in the loan portfolio is ultimately reflected in the estimate of probable losses inherent in the portfolio that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to expense. The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.
         The recorded allowance encompasses three elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality and groups of homogeneous loans not individually rated; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company. The allowance for criticized loans includes any specific allowances determined for loans deemed impaired under the definition in Statement of Financial Accounting Standards No. 114. The allowance for the remainder of criticized loans is calculated by applying loss factors to loan balances aggregated by severity of the internal risk rating.
         Consistent with stable credit quality and limited loan growth, none of the elements of the recorded allowance changed significantly during the first quarter of 2005, and the overall allowance determined as of quarter end was slightly lower than the allowance at year-end 2004. Management's regular quarterly reassessment of loss experience factors and the consideration of general economic and other qualitative risk factors also had a minimal impact. The total amount of loans criticized through the internal credit risk classification process at March 31, 2005 was virtually unchanged from December 31, 2004. The total amount of loans whose full repayment is in doubt decreased $2 million in the first quarter of 2005, to $13 million at quarter end. Charge-offs and collections also led to a $2 million decrease in the total of nonperforming loans from year-end 2004 to March 31, 2005, as shown in Table 2. Nonperforming loans encompass substantially all loans separately evaluated for impairment. Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected increased $2 million during the first quarter of 2005, to a total of $88 million at quarter end. Loans warranting special attention, but without a well-defined weakness, totaled $72 million at the end of the current quarter, essentially unchanged from December 31, 2004.
         Table 3 compares activity in the allowance for loan losses for the first quarter of 2005 with the comparable period of 2004. There have been no significant trends related to industries or markets underlying the Company's charge-off and recovery activity or the changes in its nonperforming assets.



TABLE 2.  NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------------------
                                                    2005                                 2004
-------------------------------------------------------------- ---------------------------------------------------
                                                    March          December     September      June       March
(dollars in thousands)                               31               31           30           30          31
------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis          $21,912         $23,597      $25,659      $32,560     $25,095
Restructured loans                                      36              49           61           74          98
------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        21,948          23,646       25,720       32,634      25,193
Foreclosed assets and surplus banking property       2,547           2,454        2,950        2,450       2,812
------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                      $24,495         $26,100      $28,670      $35,084     $28,005
------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing               $1,559          $3,533       $4,814        2,986      $3,653
------------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans plus
     foreclosed assets and surplus property            .43%            .46%         .53%         .68%        .56%
   Allowance for loan losses to
     nonperforming loans                            245.67          229.83       212.33       172.97      228.65
   Loans 90 days past due still accruing to loans      .03             .06          .09          .06         .07
------------------------------------------------------------------------------------------------------------------

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                  2005           2004
------------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                                                    $54,345        $59,475
Provision for loan losses charged to operations                                         1,500         (2,000)
Loans charged to the allowance:
   Commercial, financial and agricultural                                              (2,775)          (525)
   Real estate - commercial, construction and other                                       (57)           (90)
   Real estate - residential mortgage                                                    (154)           (60)
   Individuals                                                                           (690)          (721)
------------------------------------------------------------------------------------------------------------------
     Total charge-offs                                                                 (3,676)        (1,396)
------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural                                               1,092          1,082
   Real estate - commercial, construction and other                                       142             36
   Real estate - residential mortgage                                                     113             68
   Individuals                                                                            404            338
------------------------------------------------------------------------------------------------------------------
     Total recoveries                                                                   1,751          1,524
------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                                           (1,925)           128
------------------------------------------------------------------------------------------------------------------
Balance at the end of period                                                          $53,920        $57,603
------------------------------------------------------------------------------------------------------------------
Ratios:
   Annualized net charge-offs (recoveries) to average loans                               .14%          (.01)%
   Annualized gross charge-offs to average loans                                          .26            .11
   Recoveries to gross charge-offs                                                      47.63         109.17
   Allowance for loan losses to loans at period end                                       .96           1.16
------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES
         The investment securities portfolio balance remained steady at $2.0 billion between year-end 2004 and March 31, 2005. There was only moderate net loan growth between these periods that was largely matched by growth in deposits, and management reinvested proceeds from investment maturities and repayments in the investment portfolio. Average investment securities decreased 12%, or $266 million, from the first quarter of 2004 to 2005's first quarter, with proceeds supporting the higher rate of loan growth between these periods.
         The composition of the average portfolio of investment securities and effective yields are shown in Table 7. Over time, Whitney has increased the proportion of both mortgage-backed securities and state and municipal obligations in the portfolio. The duration of the portfolio was 3.3 years at March 31, 2005 and would extend to 4.0 years assuming an immediate 300 basis point increase in market rates, according to the Company's asset/liability management model. Duration provides a measure of the sensitivity of the portfolio's fair value to changes in interest rates.
         Securities available for sale made up the bulk of the total investment portfolio at March 31, 2005. There was a net unrealized loss of $29 million on this portfolio segment at quarter end, compared to a net loss of $5 million at year-end 2004. Gross losses totaled $33 million and were mainly related to mortgage-backed securities and certain longer-maturity U. S. government agency securities. The gross losses represented a little over 2% of the total amortized cost for the underlying securities. Substantially all the unrealized losses at March 31, 2005 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no value impairment related to credit quality in the portfolio. At March 31, 2005, management had both the intent and ability to hold value-impaired securities until full recovery of cost and no impairment was evaluated as other than temporary.
         The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
         Deposits at March 31, 2005 were up 2%, or $108 million, from the level at year-end 2004. Compared to March 31, 2004, deposits were up 7%, or $423 million, with approximately 3% of this growth rate related to deposits at the locations acquired in a bank acquisition and branch purchase in the third and second quarters of 2004. The overall mix of deposits remained favorable in the first quarter of 2005, although there was some movement among deposit categories reflecting available liquidity in different segments of the deposit base and management of the pricing structure for different products. Table 4 presents the composition of deposits at March 31, 2005 and at the end of the previous four quarters. The composition of average deposits and the effective yields on interest-bearing deposits for the first quarter of 2005 and the first and fourth quarters of 2004 are presented in Table 7.


TABLE 4. DEPOSIT COMPOSITION
----------------------------------------------------------------------------------------------------------------------
                                 2005                                          2004
----------------------------------------------------------------------------------------------------------------------
                                 March           December          September            June              March
(dollars in thousands)            31                31                 30                30                31
----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing
   demand deposits            $2,165,751   32%  $2,111,703   32%  $2,008,634   31%   $1,952,420  31%   $1,937,379  31%
Interest-bearing deposits:
  NOW account deposits           861,389   13      901,859   14      818,677   13       823,298  13       860,650  14
  Money market deposits        1,190,772   18    1,270,479   19    1,353,702   21     1,343,645  21     1,373,574  22
  Savings deposits               771,547   11      709,887   11      691,402   11       644,783  10       620,087  10
  Other time deposits            677,509   10      694,458   10      729,410   10       715,594  11       730,186  11
  Time deposits
     $100,000 and over         1,054,118   16      924,221   14      888,983   14       861,042  14       776,514  12
----------------------------------------------------------------------------------------------------------------------
  Total interest bearing       4,555,335   68    4,500,904   68    4,482,174   69     4,388,362  69     4,361,011  69
----------------------------------------------------------------------------------------------------------------------
     Total                    $6,721,086  100%  $6,612,607  100%  $6,490,808  100%   $6,340,782 100%   $6,298,390 100%
----------------------------------------------------------------------------------------------------------------------

         Lower-cost deposits, which exclude time deposits, were stable between year-end 2004 and the end of 2005's first quarter. Compared to the end of the first quarter of 2004, lower-cost deposits were up 4%, or $198 million, with noninterest-bearing demand deposits up 12%, or $228 million. Deposits in lower-cost interest-bearing products were down approximately 1% compared to the balance at March 31, 2004, which included an unexpected large deposit of $80 million that was held only briefly in a NOW account. Lower-cost deposits made up close to three-quarters of total deposits at the end of each period, and noninterest-bearing demand deposits were steady at close to one-third of total deposits. The acquisitions in 2004 added approximately $100 million to lower-cost deposits.
         Higher-cost time deposits at March 31, 2005 were up 7%, or $113 million, compared to year-end 2004, and 15%, or $225 million, compared to March 31, 2004. The balance at March 31, 2005 included $70 million of short-term funds deposited at quarter end from the proceeds of a customer's corporate transaction. Acquired deposits contributed approximately $64 million to the increase from the end of 2004's first quarter, including approximately $29 million of time deposits of $100,000 and over. Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain larger commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes. Whitney has attracted these funds partly as an alternative to other short-term borrowings.
         With additional short-term liquidity in the deposit base and moderate loan growth for the period, Whitney reduced its short-term and other borrowings in the first quarter by 11%, or $72 million, from year-end 2004.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         Shareholders' equity totaled $869 million at March 31, 2005, which was a decrease of $35 million from the end of 2004. Whitney repurchased 942,122 of its common shares during the first quarter of 2005 at a cost of approximately $42 million. For the first quarter of 2005, the Company retained $15 million of earnings, net of dividends declared, but this was offset by a $16 million decrease in other comprehensive income representing an unrealized net holding loss on securities available for sale during the period. Whitney recognized $7 million in additional equity during the first quarter of 2005 from activity in stock-based compensation plans for employees and directors, including option exercises. The Company declared a dividend for the first quarter of 2005 that represents a payout totaling 49% of earnings for the period, compared to a 51% payout ratio in 2004's first quarter and 57% for the full year in 2004.
         The ratios in Table 5 indicate that the Company remained strongly capitalized at March 31, 2005. The decrease in the various ratios from year-end 2004 mainly reflected the planned reduction in absolute capital levels through the stock repurchase program. The increase in risk-weighted assets since year-end 2004 resulted mainly from an increase in loans and from growth in off-balance-sheet obligations, such as loan facilities and letters of credit, which are converted to assets for the risk-based capital calculations. The acquisition of Destin Bancshares, Inc. for cash and stock in April 2005 will lower the Company's regulatory capital ratios over the near term compared to the level at March 31, 2005, but all ratios are expected to remain well above regulatory minimums.


TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                        March 31           December 31
(dollars in thousands)                                    2005                  2004
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                              $749,826              $767,717
Tier 2 regulatory capital                                53,920                54,345
--------------------------------------------------------------------------------------------
   Total regulatory capital                            $803,746              $822,062
--------------------------------------------------------------------------------------------
Risk-weighted assets                                 $6,590,477            $6,527,821
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)             9.27%                 9.56%
   Tier 1 capital to risk-weighted assets                 11.38                 11.76
   Total capital to risk-weighted assets                  12.20                 12.59
   Shareholders' equity to total assets                   10.50                 11.00
--------------------------------------------------------------------------------------------

         The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency. The acquisition of Destin Bancshares will have limited impact on the Bank's regulatory capital ratios.

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

         On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on "Deposits and Borrowings" discusses changes in these liability funding sources in the first quarter of 2005. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.
         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first quarters of 2005 and 2004.
         Funds available from the Bank's customer deposit base helped support increased loan production and overall growth in earning assets during 2004 and into the first quarter of 2005. Management anticipates that some of this funds availability will moderate with increased economic activity, renewed confidence in the capital markets and rising market interest rates and has factored this possibility into its liquidity projections and modeling parameters.
         At March 31, 2005, Whitney Holding Corporation had approximately $118 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases, or other corporate uses, before consideration of any future dividends that may be received from the Bank. In October 2004, the Board of Directors authorized the Company to repurchase up to 1.75 million shares of its common stock over a one-year period beginning October 27, 2004. Through March 31, 2005, 1.65 million shares had been repurchased, leaving 100,000 shares authorized for repurchase. On April 22, 2005, Whitney completed its acquisition of Destin Bancshares, Inc. for stock and cash with a total value of approximately $115 million. The cash component of the purchase price totaled approximately $58 million.

Contractual Obligations
         Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations were scheduled in Whitney's annual report on 10-K for the year ended December 31, 2004. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. The Company and the Bank have no significant long-term borrowings.
         During the first quarter of 2005, the Bank entered into a contract to outsource virtually all aspects of its ATM operations, including ownership of the equipment. This contract allows Whitney to avoid significant costs to upgrade its ATMs to comply with new regulatory mandates and is expected to be the less expensive solution to compliance. The contract calls for annual payments in excess of $3 million for a seven-year period, or a total of approximately $24 million over the life of the contract. The contract is being phased-in during 2005 and payments during the current year will be substantially less than the scheduled annual outlay. Apart from this contract, there have been no material changes in contractual obligations from year-end 2004 through the end of 2005's first quarter.

OFF-BALANCE SHEET ARRANGEMENTS
         As a normal part of it business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. The most significant off-balance-sheet obligations are the Bank's commitments under traditional credit-related financial instruments. Table 6 schedules these commitments as of March 31, 2005 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.


TABLE 6.  CREDIT-RELATED COMMITMENTS
----------------------------------------------------------------------------------------------------------------
(in thousands)                                        Commitments expiring by period from March 31, 2005
----------------------------------------------------------------------------------------------------------------
                                                               Less than        1 - 3        3 - 5    More than
                                                      Total       1 year        years        years      5 years
----------------------------------------------------------------------------------------------------------------
Loan commitments - revolving                     $1,811,724   $1,365,479     $268,739     $176,851         $655
Loan commitments - nonrevolving                     455,214      236,815      218,399            -            -
Credit card and personal credit lines               454,089      454,089            -            -            -
Standby and other letters of credit                 354,371      283,907       70,464            -            -
----------------------------------------------------------------------------------------------------------------
   Total                                         $3,075,398   $2,340,290     $557,602     $176,851         $655
----------------------------------------------------------------------------------------------------------------

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

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at the end of 2005's first quarter indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2004. Based on these simulations, annual net interest income

(TE) would be expected to increase $14.5 million, or 3.8%, and decrease $21.3 million, or 5.6%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The comparable simulation run at year-end 2004 produced results that ranged from a positive impact on net interest income (TE) of $17.3 million, or 4.8%, to a negative impact of $25.6 million, or 7.1%. The actual impact that changes in interest rates have on net interest income will depend on many factors. These include Whitney's ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes, interest rate spreads and the level of success of asset/liability management strategies implemented.


RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
         Whitney's net interest income (TE) increased $11.3 million, or 14%, in the first quarter of 2005 compared to the first quarter of 2004. Average earning assets were 6% higher in the first quarter of 2005 and the net interest margin
(TE) widened 38 basis points to 4.78% from 4.40% in the first quarter of 2004. The net interest margin (TE) is net interest income (TE) as a percent of average earning assets. The most important factors behind the increase in net interest income between these periods were loan growth and an improved mix of earning assets, higher market interest rates, active management of the pricing structure for both loans and deposits, continued liquidity in the deposit base, and additional interest recognized on the resolution of certain long-standing problem credits. First quarter net interest income (TE) in 2005 was $2.0 million, or 2%, higher than in the 2004's fourth quarter on average earning asset growth of less than 1% and a 15 basis point increase in the net interest margin (TE) between these periods. Tables 7 and 8 provide details on the components of the Company's net interest income (TE) and net interest margin
(TE).
         Average loans, which in Table 7 include loans held for sale, increased 14% between the first quarters of 2004 and 2005 and comprised 74% of average earning assets for the first quarter of 2005, up from 69% in the year-earlier period. Rising benchmark rates for the large variable-rate segment of Whitney's loan portfolio were evident in the 76 basis point improvement in loan yields
(TE) from the first quarter of 2004 to 2005's first quarter and 38 basis points from the fourth quarter of 2004. The full resolution of a long-standing troubled credit in the first quarter of 2005 added approximately $1.0 million to interest income for this period, 8 basis points to the overall loan yield (TE) and 5 basis points to the net interest margin (TE). With successful collection efforts on problem credits, Whitney is able to recognize interest that previously was accounted for on a cost-recovery basis as a reduction of principal. The yield on the largely fixed-rate investment portfolio is less responsive to changes in market rates and the overall investment portfolio yield (TE) has fluctuated within a narrow range from the first quarter of 2004 through the current year's first quarter. The overall earning asset yield increased 59 basis points between the first quarters of 2004 and 2005 and was up 27 basis points from the fourth quarter of 2004 to 2005's first quarter.


TABLE 7.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
-----------------------------------------------------------------------------------------------------------------------------------

                                                First Quarter 2005          Fourth Quarter 2004         First Quarter 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                           Average            Effective   Average           Effective   Average           Effective
(dollars in thousands)                     Balance   Interest   Rate      Balance  Interest   Rate      Balance  Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b)(c)                         $5,601,179 $ 81,887    5.93%   $5,518,551  $77,018   5.55%   $4,917,213  $63,193   5.17%
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                1,310,291   14,210    4.34     1,352,588   14,628   4.33     1,437,831   15,913   4.43
U.S. agency securities                      296,511    2,368    3.19       317,702    2,529   3.18       385,251    3,333   3.46
U.S. Treasury securities                     87,317      812    3.77        80,910      904   4.44       158,036    1,549   3.94
Obligations of states and political
     subdivisions (TE)                      249,000    3,909    6.28       249,004    4,169   6.70       229,439    3,711   6.47
Other securities                             36,677      418    4.56        36,234      400   4.42        35,069      292   3.33
-----------------------------------------------------------------------------------------------------------------------------------
      Total investment securities         1,979,796   21,717    4.39     2,036,438   22,630   4.44     2,245,626   24,798   4.42
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments                  16,526       99    2.43        13,205       64   1.93        12,195       30    .99
-----------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                7,597,501 $103,703    5.52%    7,568,194  $99,712   5.25%    7,175,034  $88,021   4.93%
-----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                682,828                        657,024                       606,708
Allowance for loan losses                   (54,954)                       (54,228)                      (59,607)
-----------------------------------------------------------------------------------------------------------------------------------
      Total assets                       $8,225,375                     $8,170,990                    $7,722,135
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
      SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                      $ 890,727 $    963     .44%   $  842,536  $   831    .39%   $  791,812  $   668    .34%
Money market deposits                     1,237,536    2,213     .73     1,342,641    2,179    .65     1,409,981    2,292    .65
Savings deposits                            734,874      827     .46       702,667      684    .39       602,763      439    .29
Other time deposits                         687,019    2,352    1.39       714,222    2,317   1.29       738,464    2,455   1.34
Time deposits $100,000 and over             932,905    4,353    1.89       883,398    3,595   1.62       698,795    2,116   1.22
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     4,483,061   10,708     .97     4,485,464    9,606    .85     4,241,815    7,970    .76
-----------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings             675,917    3,062    1.84       599,527    2,134   1.42       692,076    1,380    .80
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities  5,158,978 $ 13,770    1.08%    5,084,991  $11,740    .92%    4,933,891  $ 9,350    .76%
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
      LIABILITIES AND
      SHAREHOLDERS' EQUITY
Demand deposits                           2,109,940                      2,091,690                     1,878,042
Other liabilities                            69,398                         69,133                        54,726
Shareholders' equity                        887,059                        925,176                       855,476
-----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
           shareholders' equity          $8,225,375                     $8,170,990                    $7,722,135
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                 $ 89,933    4.78%               $87,972   4.63%               $78,671   4.40%
Net earning assets and spread            $2,438,523             4.44%   $2,483,203            4.33%   $2,241,143            4.17%
Interest cost of funding earning assets                          .74%                          .62%                          .53%
-----------------------------------------------------------------------------------------------------------------------------------

 (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
 (b) Includes loans held for sale.
 (c) Average balance includes nonaccruing loans of $21,949, $24,560 and $26,095, respectively, in the first quarter of 2005 and the fourth and first quarters of 2004.


                                                            25



TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
---------------------------------------------------------------------------------------------------------------------
                                                               First Quarter 2005 Compared to:
                                                    Fourth Quarter 2004                 First Quarter 2004
                                            -------------------------------------------------------------------------
                                                   Due to                               Due to
                                                 Change in             Total           Change in             Total
                                            ---------------------     Increase    ---------------------     Increase
(dollars in thousands)                       Volume         Rate     (Decrease)     Volume         Rate    (Decrease)
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE)
Loans (TE)                                    $886        $3,983       $4,869       $9,093       $9,601     $18,694
---------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                    (458)           40         (418)      (1,388)        (315)     (1,703)
U.S. agency securities                        (169)            8         (161)        (723)        (242)       (965)
U.S. Treasury securities                        62          (154)         (92)        (672)         (65)       (737)
Obligations of states and political
    subdivisions (TE)                            -          (260)        (260)         309         (111)        198
Other securities                                 5            13           18           14          112         126
---------------------------------------------------------------------------------------------------------------------
    Total investment securities               (560)         (353)        (913)      (2,460)        (621)     (3,081)
---------------------------------------------------------------------------------------------------------------------
Federal funds sold and
    short-term investments                      17            18           35           14           55          69
---------------------------------------------------------------------------------------------------------------------
    Total interest income (TE)                 343         3,648        3,991        6,647        9,035      15,682
---------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
NOW account deposits                            43            89          132           88          207         295
Money market deposits                         (194)          228           34         (307)         228         (79)
Savings deposits                                29           114          143          109          279         388
Other time deposits                           (105)          140           35         (188)          85        (103)
Time deposits $100,000 and over                189           569          758          843        1,394       2,237
---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits            (38)        1,140        1,102          545        2,193       2,738
---------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings                278           650          928          (34)       1,716       1,682
---------------------------------------------------------------------------------------------------------------------
    Total interest expense                     240         1,790        2,030          511        3,909       4,420
---------------------------------------------------------------------------------------------------------------------
    Change in net interest income (TE)        $103        $1,858       $1,961       $6,136       $5,126     $11,262
---------------------------------------------------------------------------------------------------------------------

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.


                                                              26

         The overall cost of funds for the current year's first quarter was up 21 basis points from the first quarter of 2004 and 12 basis points from 2004's fourth quarter, comparable to the increases in the cost of interest-bearing deposits between these periods. Whitney continued to actively manage the rate structure on its deposit products in the first quarter of 2005 in response to competition and rising rates on alternative financial products available to customers. The overall rate on interest-bearing deposits other than time deposits was relatively stable, having risen only 8 basis points between the first quarters of 2004 and 2005 and 6 basis points from 2004's fourth quarter. Rates paid on time deposits, and in particular time deposits of $100,000 or more, increased at a more rapid rate, reflecting in part the cost of attracting public funds and excess liquidity from certain corporate and private banking customers as noted earlier in the section on "Deposits and Borrowings." The rate on large time deposits in 2005's first quarter was up 67 basis points from the year-earlier period and was 27 basis points higher than in the fourth quarter of 2004. The rate on short-term and other borrowings, which are most sensitive to market rate changes, increased 104 basis points in 2005's first quarter compared to the same period in 2004 and 42 basis points compared to the fourth quarter of 2004.
         Changes in the mix of funding sources have a significant impact on the direction of the overall cost of funds. The overall funding mix shifted only slightly in the first quarter of 2005 compared to the first quarter of 2004. Average noninterest-bearing deposits funded 28% of average earning assets in the first quarter of 2005, up from 26% in 2004's first quarter, and the percentage of funding from all noninterest-bearing sources was up slightly at 32%. Lower-cost interest-bearing deposits supported 38% of earning assets in the first quarter of 2005, down slightly from 39% in the year-earlier quarter. Higher-cost sources of funds, which include time deposits and short-term borrowings, were stable at 30% of average earning assets in each of these periods. Whitney's ability to maintain this favorable mix and cost of funding sources will depend on, among other factors, its continued success in growing or retaining the deposit base in a highly competitive environment and in managing its deposit-pricing structure as rates rise on alternative financial products available to its customers or on similar products offered by direct competitors.

PROVISION FOR LOAN LOSSES
         Whitney recorded a $1.5 million provision for loan losses in the first quarter of 2005, compared to a $2 million provision in 2004's fourth quarter and a negative provision of $2 million in the first quarter of 2004. Net charge-offs totaled $1.9 million in the first quarter of 2005, compared to net charge-offs of $2.3 million in fourth quarter of 2004 and a small net recovery in 2004's first quarter.
         For a more detailed discussion of changes in the allowance for loans losses, nonperforming assets and general credit quality, see the earlier section on "Loans, Credit Risk Management and Allowance for Loan Losses." The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
         Noninterest income totaled $21.4 million for the first quarter of 2005, up 2%, or $.5 million, from the first quarter of 2004. In the first quarter of 2005, PULSE EFT Association was acquired by Discover Financial Services. As a member of the PULSE electronic payment network, Whitney received a $1.0 million distribution from this acquisition that was included as part of other noninterest income for the quarter. Other noninterest income for the first quarter of 2005 also included approximately $1.7 million in gains on sales of and other revenue from foreclosed assets, which represented an increase of $.8 million from the total recognized in 2004's first quarter. Substantially all of this income was derived from collateral acquired many years earlier. There was no ready market for these assets when first acquired, and, as was general banking practice at the time, they were written down to a nominal value. Excluding the PULSE gain and additional revenue from foreclosed assets, noninterest income in the first quarter of 2005 was 6%, or $1.2 million, lower than in the year-earlier period.
         Income from service charges on deposit accounts in 2005's first quarter was down 14%, or $1.3 million, compared to the first quarter of 2004. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.
         As would be expected, the earnings credit allowed against service charges on certain business deposit accounts has increased with the rise in short-term market rates between the first quarters of 2004 and 2005. This was the major factor behind a 31%, or $.8 million, decline in account maintenance fees for business customers between these periods. Personal account service charges were also lower in the first quarter of 2005, largely reflecting the loss of lower-balance customers to competitive "no-fee" account products. The loss of such customers was also a factor behind a $.3 million decrease in charges earned on specific transactions and services compared to the first quarter of 2004, although broader trends in how customers execute transactions are also reducing charging opportunities.
         Bank card fees, both credit and debit cards, increased a combined 14%, or $.3 million, compared to 2004's first quarter, reflecting both higher transaction volumes and improvement in the effective fee rates realized. Trust service fees increased 8%, or $.2 million, compared to the first quarter of 2004, principally from new business development. Fee income generated by Whitney's secondary mortgage market operations in the first quarter of 2005 was down $.3 million on lower home loan production mainly related to fewer refinancing transactions. Although the allocation of additional resources to selected parts of Whitney's market area has had a positive impact on recent production statistics, given the current rate environment and rate expectations over the near term, both loan production levels and secondary mortgage market fee income for the second quarter of 2005 are expected to be below the results for the comparable period of 2004.
         Without the PULSE gain and additional revenue from foreclosed assets, the categories comprising other noninterest income decreased a net $.2 million in the first quarter of 2005. Fees on letters of credit and unused loan commitments increased $.4 million compared to the first quarter of 2004, with increased demand for guarantees under letters of credit activity the main factor. Investment service fees, however, decreased a comparable amount as market conditions continued to limit demand for fixed-income securities among Whitney's institutional customer base and there was some reduction in retail brokerage activity.

NONINTEREST EXPENSE
         Total noninterest expense of $66.3 million in the first quarter of 2005 was 7%, or $4.2 million, higher than the total for the year-earlier period. Personnel expense represented more than half of the Company's noninterest expense in each period and was the major factor in fluctuations from year to year. Employee compensation increased 8%, or $2.4 million, and the cost of employee benefits was up 10%, or $.8 million.
         Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 7%, or $1.8 million, including approximately $.6 million for the staff of bank operations acquired in 2004. Compensation expense under management incentive programs was up 17%, or $.6 million, with stock-based compensation driving half of this increase. The stock-based compensation that Whitney recognizes with respect to performance-based restricted stock grants will vary with changes in the Company's stock price and the level of employee participation, among other factors. Whitney does not currently recognize compensation expense with respect to grants of stock options. Note 5 to the consolidated financial statements discusses new accounting guidance on stock-based compensation that, among other provisions, requires recognition of compensation expense for stock options based on their grant-date fair value. As determined by the SEC, the new guidance applies to stock-based compensation awards granted after December 31, 2005 and to awards modified, repurchased, or cancelled after that date.
         Higher costs of providing pension and retiree health benefits accounted for $.6 million of the total increase in employee benefits in the first quarter of 2005. The annual increase in expense for these retirement benefits in 2005 is expected to be somewhat more than $2 million.
         Net occupancy expense in 2005's first quarter was up 8%, or $.4 million, compared to the first quarter of 2004, mainly reflecting increased energy costs and the incremental costs of acquired operations and other branch expansion. Six new or replacement branches are scheduled to open during 2005.
         Equipment and data processing expense decreased 2% in the first quarter of 2005 compared to 2004's first quarter, although expansion, upgrades and new applications are expected to lead to a moderate increase in this expense category for the full year. Telecommunication expense in the first quarter of 2005 has benefited from savings realized on a change in service provider that was effective for the second half of 2004.
         The expense for professional services, both legal and other services, increased $.5 million in the first quarter of 2005, with each category contributing approximately half of the increase. Expenditures for legal services were higher for both general corporate matters and loan collection matters in the first quarter of 2005. Collection services included work to successfully resolve several problem loans, including the long-standing problem credit noted earlier. Project-specific consulting services were the major factor behind the increased expense for other professional services, although there was also some increase for recurring services, such as audit and tax.
         Bank and branch acquisitions in 2004 led to the increase in amortization of intangibles in the first quarter of 2005 mainly associated with the value of deposit relationships acquired in these transactions. Scheduled amortization of these intangibles will add approximately $.8 million to annual expense in 2005 compared to 2004. This amount does not include the impact of the business acquisition completed in April 2005.
         The total for the categories making up other noninterest expense was little changed in the first quarter of 2005. There were no significant trends in the underlying individual expense categories compared to the first quarter of 2004.

INCOME TAXES
         The Company provided for income tax expense at an effective rate of 31.6% in the first quarter of 2005 compared to a rate of 31.3% in the 2004's first quarter. Whitney's effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included in the section entitled "Asset/Liability Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appears in Item 2 of this Form 10-Q and is incorporated here by reference.


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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company's common stock during the three months ended March 31, 2005.

---------------------------- ------------------- -------------- ------------------------ ------------------------
                                                                 Total Number of Shares      Maximum Number of
                                Total Number       Average        Purchased as Part of    Shares that May Yet Be
                                 of Shares        Price Paid       Publicly Announced       Purchased under the
        Period                   Purchased        per Share       Plans or Programs (1)    Plans or Programs (1)
---------------------------- ------------------- -------------- ------------------------ ------------------------
       January 2005              703,160 (2)       $44.309              697,875                   344,247
---------------------------- ------------------- -------------- ------------------------ ------------------------
       February 2005             244,698 (2)       $45.750              244,247                   100,000
---------------------------- ------------------- -------------- ------------------------ ------------------------
        March 2005                   -                 -                    -                     100,000
---------------------------- ------------------- -------------- ------------------------ ------------------------

(1) In October 2004, the Board of Directors authorized the Company to repurchase up to 1.75 million shares of its common stock. The repurchase program is authorized for one year, beginning October 27, 2004.
(2) Includes 5,285 shares in January and 451 shares in February tendered to the Company as consideration for the exercise price of employee stock options.

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


         WHITNEY HOLDING CORPORATION
                  (Registrant)

         By:   /s/ Thomas L. Callicutt, Jr.
            -----------------------------------------------------------
                   Thomas L. Callicutt, Jr.
                   Executive Vice President and
                   Chief Financial Officer
                   (in his capacities as a duly authorized
                   officer of the registrant and as
                   principal accounting officer)

             May 10, 2005
             --------------
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

Exhibit 31.1
                                  CERTIFICATION
                                  --------------

     I, William L. Marks, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2005 of Whitney Holding Corporation;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
         (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     /s/ William L. Marks
     ----------------------
         William L. Marks
         Chief Executive Officer
         Date:  May 10, 2005
               --------------

Exhibit 31.2
                                  CERTIFICATION
                                 ---------------

     I, Thomas L. Callicutt, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2005 of Whitney Holding Corporation;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
         (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     /s/ Thomas L. Callicutt, Jr.
     -----------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer
         Date:  May 10, 2005
                ------------

Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                ------------------------------------------------
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      --------------------------------------------------------------------

         Each of the undersigned officers of Whitney Holding Corporation (the Company), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge, that

         (1) the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   May 10, 2005                      By: /s/ William L. Marks
      ------------------------------       ---------------------------------
                                                   William L. Marks
                                                   Chairman of the Board and
                                                   Chief Executive Officer


Dated:   May 10, 2005                      By: /s/ Thomas L. Callicutt, Jr.
      ------------------------------      -------------------------------------
                                                   Thomas L. Callicutt, Jr.
                                                   Executive Vice President and
                                                   Chief Financial Officer