Form 10-Q
period 2005-06-30
WHITNEY HOLDING CORP
filed 2005-08-09
CIK 106926

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


For the quarterly period ended June 30, 2005       Commission file number 0-1026


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

                                 (504) 586-7272
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                    -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at July 31, 2005
                 -----                      ----------------------------
       Common Stock, no par value                   63,246,854

================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I.  Financial Information

              Item 1: Financial Statements:
                        Consolidated Balance Sheets                            1
                        Consolidated Statements of Income                      2
                        Consolidated Statements of Changes in
                          Shareholders' Equity                                 3
                        Consolidated Statements of Cash Flows                  4
                        Notes to Consolidated Financial Statements             5
                        Selected Financial Data                               13

              Item 2: Management's Discussion and Analysis of
                        Financial Condition and Results of Operations         14

              Item 3: Quantitative and Qualitative Disclosures
                        about Market Risk                                     34

              Item 4: Controls and Procedures                                 34

--------------------------------------------------------------------------------

PART II. Other Information

              Item 1: Legal Proceedings                                       35

              Item 2: Unregistered Sales of Equity Securities and
                        Use of Proceeds                                       35

              Item 3: Defaults upon Senior Securities                         35

              Item 4: Submission of Matters to a Vote of Security
                        Holders                                               36

              Item 5: Other Information                                       36

              Item 6: Exhibits                                                36

--------------------------------------------------------------------------------

Signature                                                                     37

Exhibit Index                                                                 38

PART 1. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS
                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                           June 30      December 31
   (dollars in thousands)                                                                   2005           2004
-------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from financial institutions                                             $  313,870      $  213,751
   Federal funds sold and short-term investments                                            52,615          22,424
   Loans held for sale                                                                      46,229           8,796
   Investment securities
        Securities available for sale                                                    1,533,334       1,763,774
        Securities held to maturity, fair values of  $233,608 and $232,225,
            respectively                                                                   228,541         227,470
-------------------------------------------------------------------------------------------------------------------
           Total investment securities                                                   1,761,875       1,991,244
   Loans, net of unearned income                                                         6,284,625       5,626,276
        Allowance for loan losses                                                          (58,647)        (54,345)
-------------------------------------------------------------------------------------------------------------------
            Net loans                                                                    6,225,978       5,571,931
-------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment                                                             157,825         156,602
   Goodwill                                                                                204,089         115,771
   Other intangible assets                                                                  30,849          24,240
   Accrued interest receivable                                                              31,788          28,985
   Other assets                                                                             95,171          88,880
-------------------------------------------------------------------------------------------------------------------
            Total assets                                                                $8,920,289      $8,222,624
-------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Noninterest-bearing demand deposits                                                  $2,301,989      $2,111,703
   Interest-bearing deposits                                                             4,867,247       4,500,904
-------------------------------------------------------------------------------------------------------------------
            Total deposits                                                               7,169,236       6,612,607
-------------------------------------------------------------------------------------------------------------------

   Short-term and other borrowings                                                         712,327         634,259
   Accrued interest payable                                                                  7,130           5,032
   Other liabilities                                                                        76,013          65,961
-------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                            7,964,706       7,317,859
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, no par value
       Authorized - 100,000,000 shares
       Issued - 63,464,049 and 63,163,398 shares, respectively                               2,800           2,800
   Capital surplus                                                                         261,569         250,793
   Retained earnings                                                                       726,038         697,977
   Accumulated other comprehensive loss                                                     (7,063)         (2,963)
   Treasury stock at cost - 241,700 and 1,061,817 shares, respectively                      (7,207)        (31,475)
   Unearned restricted stock compensation                                                  (20,554)        (12,367)
-------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                                     955,583         904,765
-------------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                                  $8,920,289      $8,222,624
-------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.
   Share data reflects the 3-for-2 stock split effective May 25, 2005.

                                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended               Six Months Ended
                                                                           June 30                         June 30
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                       2005            2004           2005            2004
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                      $94,170         $63,564        $175,911        $126,575
  Interest and dividends on investment securities
    Taxable securities                                             17,235          19,558          35,043          40,645
    Tax-exempt securities                                           2,404           2,497           4,945           4,909
  Interest on federal funds sold and short-term investments           194              46             293              76
--------------------------------------------------------------------------------------------------------------------------
    Total interest income                                         114,003          85,665         216,192         172,205
--------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                             15,095           8,060          25,803          16,030
  Interest on short-term and other borrowings                       4,339           1,246           7,401           2,626
--------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                         19,434           9,306          33,204          18,656
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                94,569          76,359         182,988         153,549
PROVISION FOR LOAN LOSSES                                           1,500           2,000           3,000               -
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                  93,069          74,359         179,988         153,549
--------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                               8,551           9,452          16,591          18,768
  Bank card fees                                                    2,981           2,668           5,641           5,004
  Trust service fees                                                2,452           2,303           4,808           4,492
  Secondary mortgage market operations                              1,379           1,363           2,335           2,649
  Other noninterest income                                          6,780           5,605          14,159          11,385
  Securities transactions                                              68               -              68               -
--------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                       22,211          21,391          43,602          42,298
--------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                            33,724          29,860          64,645          58,412
  Employee benefits                                                 8,417           7,680          16,707          15,193
--------------------------------------------------------------------------------------------------------------------------
    Total personnel                                                42,141          37,540          81,352          73,605
  Net occupancy                                                     5,607           4,964          10,794           9,748
  Equipment and data processing                                     4,606           4,240           8,880           8,618
  Telecommunication and postage                                     2,264           2,277           4,326           4,506
  Corporate value and franchise taxes                               1,951           1,982           3,905           3,845
  Legal and other professional services                             1,830           1,245           3,381           2,256
  Amortization of intangibles                                       2,087           1,289           3,716           2,578
  Other noninterest expense                                        11,896          10,735          22,289          21,142
--------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                      72,382          64,272         138,643         126,298
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         42,898          31,478          84,947          69,549
INCOME TAX EXPENSE                                                 13,577           9,575          26,870          21,488
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $29,321         $21,903         $58,077         $48,061
--------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                             $ .47           $ .36           $ .95           $ .80
  Diluted                                                             .46             .36             .93             .78
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                        62,004,132      60,457,496      61,289,967      60,372,332
  Diluted                                                      63,076,155      61,467,870      62,340,266      61,379,891
CASH DIVIDENDS PER SHARE                                            $ .25           $ .22           $ .48           $ .44
--------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
Share and per share data reflect the 3-for-2 stock split effective May 25, 2005.

                                           WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                           (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                           Accumulated                Unearned
                                                                              Other                  Restricted
(dollars in thousands,                    Common     Capital    Retained   Comprehensive   Treasury     Stock
  except per share data)                  Stock      Surplus    Earnings   Income (Loss)    Stock    Compensation    Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003              $2,800    $183,624    $656,195      $ 8,438       $ (30)     $(10,714)   $840,313
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                   -           -      48,061            -           -             -      48,061
  Other comprehensive loss:
    Unrealized net holding loss on
      securities, net of
      reclassification adjustments
      and taxes                                -           -           -      (29,044)          -             -     (29,044)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                     -           -      48,061      (29,044)          -             -      19,017
----------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.44 per share                 -           -     (26,858)           -           -             -     (26,858)
Stock issued to dividend reinvestment
   plan                                        -         993           -            -          30             -       1,023
Long-term incentive plan stock activity:
  Restricted grants and related activity       -       9,711           -            -        (643)       (6,102)      2,966
  Options exercised                            -       5,244           -            -           -             -       5,244
Directors' compensation plan
  stock activity                               -         841           -            -         178             -       1,019
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                  $2,800    $200,413    $677,398     $(20,606)      $(465)     $(16,816)   $842,724
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004              $2,800    $250,793    $697,977      $(2,963)   $(31,475)     $(12,367)  $ 904,765
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                   -           -      58,077            -           -             -      58,077
  Other comprehensive loss:
    Unrealized net holding loss on
      securities, net of
      reclassification adjustments
      and taxes                                -           -           -       (4,100)          -             -      (4,100)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                     -           -      58,077       (4,100)          -             -      53,977
----------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.48 per share                 -           -     (30,016)           -           -             -     (30,016)
Stock acquired under repurchase program        -           -           -            -     (42,094)            -     (42,094)
Stock issued in business combination           -        (713)          -            -      57,838             -      57,125
Stock issued to dividend reinvestment
   plan                                        -         (56)          -            -       1,166             -       1,110
Long-term incentive plan stock activity:
  Restricted grants and related activity       -       4,850           -            -       6,192        (8,187)      2,855
  Options exercised                            -       5,631           -            -         864             -       6,495
Directors' compensation plan
  stock activity                               -       1,064           -            -         302             -       1,366
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                  $2,800    $261,569    $726,038      $(7,063)    $(7,207)     $(20,554)   $955,583
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.
Per share data reflects the 3-for-2 stock split effective May 25, 2005.

                               WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                                            Six Months Ended
                                                                                                June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                      2005         2004
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                               $ 58,077     $ 48,061
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of bank premises and equipment                            6,757        6,612
    Amortization of purchased intangibles                                                   3,716        2,578
    Restricted stock compensation earned                                                    5,184        4,585
    Premium amortization (discount accretion) on securities, net                            1,653        1,368
    Provision for losses on loans and foreclosed assets                                     3,114           48
    Net gains on asset sales                                                               (1,822)        (781)
    Deferred tax expense (benefit)                                                           (835)         754
    Net increase in loans originated and held for sale                                    (26,555)        (399)
    Net (increase) decrease in accrued interest receivable and prepaid expenses            (1,799)       1,433
    Net increase in accrued interest payable and accrued expenses                             894        1,044
    Other, net                                                                             (1,652)         889
---------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                          46,732       66,192
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Proceeds from sales of investment securities available for sale                       273,148            -
    Proceeds from maturities of investment securities available for sale                  204,351      295,683
    Purchases of investment securities available for sale                                (154,844)    (190,684)
    Proceeds from maturities of investment securities held to maturity                     11,630        7,980
    Purchases of investment securities held to maturity                                   (13,675)     (41,797)
    Net increase in loans                                                                (269,337)    (261,893)
    Net (increase) decrease in federal funds sold and short-term investments               (4,601)      11,622
    Proceeds from sales of foreclosed assets and surplus property                           7,225        3,307
    Purchases of bank premises and equipment                                               (6,233)      (6,277)
    Net cash (paid) received in acquisitions                                              (39,228)      23,044
    Other, net                                                                                294        1,558
---------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                                 8,730     (157,457)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Net decrease in transaction account and savings account deposits                      (72,554)      (4,786)
    Net increase in time deposits                                                         189,760      161,867
    Net decrease in short-term and other borrowings                                        (2,536)     (54,753)
    Proceeds from issuance of common stock                                                  7,536        6,292
    Purchases of common stock                                                             (48,349)      (1,890)
    Cash dividends                                                                        (29,200)     (26,736)
---------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                          44,657       79,994
---------------------------------------------------------------------------------------------------------------
        Increase (decrease) in cash and cash equivalents                                  100,119      (11,271)
        Cash and cash equivalents at beginning of period                                  213,751      270,387
---------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                       $313,870     $259,116
---------------------------------------------------------------------------------------------------------------

Cash received during the period for:
    Interest income                                                                      $215,433     $173,974

Cash paid during the period for:
    Interest expense                                                                      $31,817      $18,387
    Income taxes                                                                           27,693       18,900

Noncash investing activities:
    Foreclosed assets received in settlement of loans                                      $1,542       $1,342
---------------------------------------------------------------------------------------------------------------

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

NOTE 2
MERGERS AND ACQUISITIONS
         On July 28, 2005, Whitney announced a definitive agreement to acquire First National Bancshares, Inc. and its subsidiary, 1st National Bank & Trust. 1st National Bank operates in the Tampa metropolitan area of Florida and had $348 million in total assets and $292 million in deposits at June 30, 2005. Shareholders of First National Bancshares, Inc. will receive approximately $34.64 per share in cash and/or Whitney stock for a total transaction value of approximately $120 million. No more than 35% of the total consideration will be paid in cash. Subject to completion of satisfactory due diligence by Whitney, the receipt of necessary approvals from First National's shareholders and appropriate regulatory agencies, and certain other customary closing conditions, this acquisition is expected to be completed in the first quarter of 2006.
         On April 22, 2005, Whitney acquired Destin Bancshares, Inc. (Destin). Destin's major subsidiary was Destin Bank which operated ten banking centers in the Destin, Fort Walton Beach and Pensacola areas of the Florida panhandle, with approximately $540 million in total assets, including a loan portfolio of $390 million, and $440 million in deposits on the acquisition date. Destin Bank was merged into Whitney National Bank (the Bank) on the same date. The transaction was valued at $115 million, with $58 million paid to Destin shareholders in cash and the remainder in Whitney stock totaling approximately 1.9 million shares (1.3 million shares before adjustment for the three-for-two stock split in May
2005). Applying purchase accounting to this transaction, the Company recorded goodwill of $88 million and a $9 million intangible asset for the estimated value of deposit relationships with an estimated weighted-average life of approximately 3.0 years.

         In August 2004, Whitney acquired Madison BancShares, Inc. (Madison) and its subsidiary, Madison Bank. Madison Bank was merged immediately into Whitney National Bank. Madison shareholders received 1.5 million Whitney shares (1.0 million shares before adjustment for the three-for-two split in May 2005) and cash totaling $23 million, for a total transaction value of approximately $65 million. At acquisition, Madison Bank reported $219 million in assets, including $189 million in loans, and $177 million in deposits at four banking locations in the Tampa Bay, Florida metropolitan area. Intangible assets acquired in this transaction included $46 million of goodwill and $4 million assigned to the value of deposit relationships with an estimated weighted-average life of approximately 3.5 years.
         In June 2004, the Bank assumed approximately $24 million in deposits and acquired certain assets from the First National Bank Northwest Florida. The deposits and assets were associated with two First National locations in Fort Walton Beach, Florida. Whitney recognized an intangible asset for the value of the deposit relationships acquired of $2.1 million that will be amortized over an estimated life of 8 years. No loans or other noncash financial assets were exchanged in this transaction.
         Whitney's financial statements include the results from acquired operations since the acquisition dates.

NOTE 3
OTHER ASSETS AND OTHER LIABILITIES
         The more significant components of other assets and other liabilities at June 30, 2005 and December 31, 2004 were as follows:

Other Assets
---------------------------------------------------------------------------------------------
                                                                 June 30         December 31
(in thousands)                                                     2005             2004
---------------------------------------------------------------------------------------------
Net deferred income tax asset                                    $34,704          $31,796
Low-income housing tax credit fund investments                    19,276           20,578
Cash surrender value of life insurance                             9,868            9,768
Prepaid expenses                                                   8,682            4,872
Prepaid pension asset                                                  -            1,865
Miscellaneous investments, receivables and other assets           22,641           20,001
---------------------------------------------------------------------------------------------
   Total other assets                                            $95,171          $88,880
---------------------------------------------------------------------------------------------

Other Liabilities
---------------------------------------------------------------------------------------------
                                                                 June 30         December 31
(in thousands)                                                     2005             2004
---------------------------------------------------------------------------------------------
Trade date securities payable                                    $10,000          $ 4,583
Accrued taxes and expenses                                        23,025           22,959
Dividends payable                                                 12,454           11,638
Liability for postretirement benefits other than pensions         11,152           10,344
Liability for pension benefits                                     1,470                -
Miscellaneous payables, deferred income and other liabilities     17,912           16,437
---------------------------------------------------------------------------------------------
   Total other liabilities                                       $76,013          $65,961
---------------------------------------------------------------------------------------------

NOTE 4
EMPLOYEE BENEFIT PLANS

Retirement Plans
         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements. The Company made no contributions to the plan during 2004 or the first six months of 2005, and, based on currently available information, does not anticipate making a contribution for the remainder of 2005. The components of net pension expense were as follows:

---------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended               Six Months Ended
                                                              June 30                        June 30
---------------------------------------------------------------------------------------------------------------
(in thousands)                                          2005           2004            2005           2004
---------------------------------------------------------------------------------------------------------------
Service cost for benefits during the period           $1,706         $1,698          $3,515         $3,256
Interest cost on benefit obligation                    1,814          1,662           3,580          3,278
Expected return on plan assets                        (2,097)        (2,013)         (4,157)        (4,013)
Amortization of:
   Unrecognized net actuarial losses                     244            126             431            216
   Unrecognized prior service cost                       (27)           (27)            (54)           (54)
---------------------------------------------------------------------------------------------------------------
Net pension expense                                   $1,640         $1,446          $3,315         $2,683
---------------------------------------------------------------------------------------------------------------

         Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. The net pension expense for nonqualified plan benefits was approximately $.3 million for the second quarter and $.5 million year-to-date in 2005. The 2004 totals were $.2 million and $.4 million, respectively.

Health and Welfare Plans
         Whitney maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
         Whitney recognized a net periodic expense for postretirement benefits of approximately $.6 million in the second quarter of 2005 and $.5 million in the second quarter of 2004. Year-to-date expense through June 30 was $1.2 million in 2005 and $1.1 million in 2004. None of the individual components of the net periodic expense was individually significant for any period.

NOTE 5
STOCK-BASED INCENTIVE COMPENSATION
         Whitney maintains incentive compensation plans that incorporate stock-based compensation. The plans for both employees and directors have been approved by the Company's shareholders.
         During June 2005, annual stock-based compensation awards were made under each of these plans as follows:

-----------------------------------------------------------------------------------------------------------
                                                            Stock Grants            Stock Option Awards
-----------------------------------------------------------------------------------------------------------
                                                     Initial      Market Value
                                                     Shares       of Award on
(dollars in thousands, except per share data)        Awarded      Grant Date      Shares    Exercise Price
-----------------------------------------------------------------------------------------------------------
Long-term incentive plan for employees               231,725        $7,320        438,825       $31.59
Directors' compensation plan                          10,125          $330         67,500       $32.62
-----------------------------------------------------------------------------------------------------------

         Employees forfeit their stock grants if they terminate employment within three years of the award date, although exceptions apply in the case of death, disability or retirement. During this period, they cannot transfer or otherwise dispose of the shares received. In addition, the employee restricted stock grants can be adjusted based on Whitney's financial performance over the restriction period in relation to that of a designated peer group. Depending on the performance adjustment, the actual number of shares that vest can range from 0% to 200% of the initial shares awarded. The directors' shares are awarded without restrictions and are not subject to adjustment.
         Total compensation expense for employee stock grants is initially measured based on the market value of Whitney's stock and the number of shares awarded on the grant date, as adjusted for expected performance, and is recognized ratably over the restriction period. The total compensation expense is re-measured periodically to reflect changes in the expected performance adjustment and in the market value of the Company's stock, and any difference from the previous measurement is recognized prospectively.
         The stock options are fixed awards. The exercise price for options is set at the market price for Whitney's stock on the grant date. All options are fully exercisable after six months from the grant date and expire after ten years. Unexercised options can expire earlier if a recipient terminates service with the Company. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As allowed for in SFAS No. 123, however, Whitney elected to continue to follow Accounting Principles Board Opinion (APB) No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. Under this Opinion, the Company recognizes no compensation expense with respect to fixed awards of stock options. Whitney has awarded options with an exercise price equal to the stock's market price on the grant date. As such, these options had no intrinsic value on the grant date, which was also the date compensation expense is measured for such awards under the Opinion. The compensation expense recognized under APB No. 25 for the Company's restricted stock grants reflects their fair value, but the timing of when fair value is determined and the method of allocating expense over time differ in certain respects from what is required under SFAS No. 123, as amended.

         The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and to recognize stock-based compensation expense for all awards.

---------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended              Six Months Ended
                                                             June 30                       June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)           2005             2004         2005            2004
---------------------------------------------------------------------------------------------------------------
Net income                                           $29,321          $21,903      $58,077         $48,061
Stock-based compensation expense included
  in reported net income, net of related tax
  effects                                              1,726            1,512        3,369           2,981
Stock-based compensation expense determined
  under fair-value based method for all awards,
  net of related tax effects                          (4,298)          (5,133)      (5,625)         (6,241)
---------------------------------------------------------------------------------------------------------------
Pro forma net income                                 $26,749          $18,282      $55,821         $44,801
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                $.47             $.36         $.95            $.80
     Basic - pro forma                                   .43              .30          .91             .74
     Diluted - as reported                               .46              .36          .93             .78
     Diluted - pro forma                                 .42              .30          .89             .73
---------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options awarded         $6.09            $6.64        $6.09           $6.64
---------------------------------------------------------------------------------------------------------------

         The fair values of the stock options were estimated as of the grant dates using the Black-Scholes option-pricing model. The estimated option value for each year's awards totaled $3.1 million in 2005 and $4.9 million in 2004. The Company made the following significant assumptions in applying the option-pricing model: (a) a weighted-average expected annualized volatility for Whitney's common stock of 22.97% for 2005 and 24.97% for 2004; (b) a weighted-average option life of 5.60 years for 2005 and 6.86 years for 2004; (c) an expected annual dividend yield of 3.14% for 2005 and 3.23% for 2004; and (d) a weighted-average risk-free interest rate of 3.87% for 2005 and 4.44% for 2004.
         The Financial Accounting Standards Board (FASB) replaced the guidance in SFAS No. 123 with the issuance in December 2004 of SFAS No. 123 (revised
2004) (SFAS No. 123R), Share-Based Payment. Of greatest significance to Whitney, the revised standard established the fair value-based method as the exclusive method of accounting for stock-based compensation, with only limited exceptions, and eliminated the ability to follow the guidance in APB No. 25. Under SFAS No. 123R, the grant-date fair value of equity instruments, including stock options, awarded to employees determines the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the required service period. The revised standard also clarifies and expands existing guidance on measuring fair value, including considerations for selecting and applying an option-pricing model, on classifying an award as equity or a liability, and on attributing compensation cost to reporting periods.
         In accordance with a ruling by the SEC, Whitney must apply SFAS No. 123R to all awards granted after December 31, 2005 and to awards modified, repurchased, or cancelled after that date. The Company currently has no plans to modify, repurchase or cancel existing awards. If there are outstanding awards for which the required service period extends beyond December 31, 2005, Whitney will recognize compensation cost after that date based on the grant-date fair value of those awards as calculated for pro forma disclosure under the original SFAS No. 123.

As of June 30, 2005, no stock options awarded by the Company had service requirements that continue beyond December 31, 2005. The service requirements for certain restricted stock awards do extend beyond December 31, 2005, and the related compensation expense recognized after that date will differ from what would have been recognized under APB No. 25. The extent of this difference cannot be determined at this time, but it is unlikely to be material. The impact of the revised standard on the accounting for future awards of stock-based compensation will depend on the timing and terms of those awards.

NOTE 6
CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney's financial condition, results of operations or cash flows.

NOTE 7
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.
         Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Many such commitments are used only partially or not at all before they expire. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Loan commitments generally have fixed expiration dates and may require payment of a fee. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates, and many lines remain partly or wholly unused.
         Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. A substantial majority of standby letters of credit outstanding at June 30, 2005 and December 31, 2004 have a term of one year or less.
         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. The Bank follows its standard credit policies in approving loan facilities and financial guarantees and requires collateral support if warranted. The required collateral could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

         A summary of off-balance-sheet financial instruments follows:

--------------------------------------------------------------------------------
                                                      June 30        December 31
(in thousands)                                          2005             2004
--------------------------------------------------------------------------------
Commitments to extend credit - revolving            $1,737,541       $1,652,600
Commitments to extend credit - nonrevolving            573,325          415,173
Credit card and personal credit lines                  466,795          437,386
Standby and other letters of credit                    375,340          355,040
--------------------------------------------------------------------------------

NOTE 8
EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share were as follows:

---------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30       Six Months Ended June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2005            2004           2005            2004
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                         $29,321         $21,903        $58,077         $48,061
     Effect of dilutive securities                            -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share           $29,321         $21,903        $58,077         $48,061
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted-average shares outstanding             62,004,132      60,457,496     61,289,967      60,372,332
     Effect of potentially dilutive securities
       and contingently issuable shares               1,072,023       1,010,374      1,050,299       1,007,559
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      63,076,155      61,467,870     62,340,266      61,379,891
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.47            $.36           $.95            $.80
     Diluted                                                .46             .36            .93             .78
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                                    -               -              -               -
---------------------------------------------------------------------------------------------------------------

NOTE 9
STOCK REPURCHASE PROGRAM
         In October 2004, the Board of Directors authorized the Company to repurchase up to 2.625 million shares of its common stock (1.75 million shares before adjustment for the three-for-two stock split in May 2005). As of June 30, 2005, Whitney had repurchased 2.475 million shares at an average cost of $29.73 per share under this program. The program extends through October 2005.

NOTE 10
STOCK SPLIT
         On April 27, 2005, the Board of Directors authorized a three-for-two split of the Company's common stock that was paid in the form of a 50% stock dividend on May 25, 2005 to shareholders of record on May 11, 2005. All share and per share data in this quarterly report reflect this split.

NOTE 11 - COMPREHENSIVE INCOME OR LOSS
         Comprehensive income or loss for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. Whitney's comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended             Six Months Ended
                                                                 June 30                       June 30
-------------------------------------------------------------------------------------------------------------
(in thousands)                                              2005           2004           2005           2004
-------------------------------------------------------------------------------------------------------------
Net income                                               $29,321        $21,903        $58,077        $48,061
Other comprehensive income (loss):
  Unrealized holding gain (loss) on securities,
    net of reclassification adjustments and taxes         11,771        (41,035)        (4,100)       (29,044)
-------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                              $41,092       $(19,132)       $53,977        $19,017
-------------------------------------------------------------------------------------------------------------

NOTE 12
ACCOUNTING PRONOUNCEMENTS
         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation. Information about the more significant provisions of SFAS No. 123R, including effective dates, and the expected impact on the Company's financial results is presented in Note 5.
         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3 to address the accounting for differences between contractual cash flows and expected cash flows from loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits the "carrying over" or creation of valuation allowances in the initial accounting for all acquired loans that are within its scope. It also specifies how these differences impact the yield subsequently recognized on these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004 and does not change the accounting for loans previously acquired. The impact of applying this SOP in accounting for the Destin Bancshares, Inc. acquisition in April 2005 was immaterial.

                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                               SELECTED FINANCIAL DATA
                                                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                Six Months ended June 30
                                                Second Quarter First Quarter  Second Quarter  ---------------------------
(dollars in thousands, except per share data)        2005           2005            2004           2005           2004
-------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
Total assets                                     $8,920,289     $8,275,949      $7,789,126     $8,920,289     $7,789,126
Earning assets                                    8,145,344      7,660,403       7,221,846      8,145,344      7,221,846
Loans                                             6,284,625      5,642,031       5,139,549      6,284,625      5,139,549
Investment securities                             1,761,875      1,995,541       2,063,826      1,761,875      2,063,826
Deposits                                          7,169,236      6,721,086       6,340,782      7,169,236      6,340,782
Shareholders' equity                                955,583        869,375         842,724        955,583        842,724
-------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
Total assets                                     $8,833,445     $8,225,375      $7,782,108     $8,531,090     $7,752,122
Earning assets                                    8,104,745      7,597,501       7,253,932      7,852,525      7,214,481
Loans                                             6,102,380      5,591,349       5,069,304      5,848,276      4,988,007
Investment securities                             1,947,260      1,979,796       2,149,211      1,963,438      2,197,417
Deposits                                          7,086,179      6,593,001       6,248,685      6,840,951      6,184,271
Shareholders' equity                                933,976        887,059         862,016        910,647        858,746
-------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Interest income                                    $114,003       $102,189         $85,665       $216,192       $172,205
Interest expense                                     19,434         13,770           9,306         33,204         18,656
Net interest income                                  94,569         88,419          76,359        182,988        153,549
Net interest income (TE)                             96,023         89,933          77,869        185,956        156,540
Provision for loan losses                             1,500          1,500           2,000          3,000              -
Noninterest income                                   22,211         21,391          21,391         43,602         42,298
  Net securities gains in noninterest income             68              -               -             68              -
Noninterest expense                                  72,382         66,261          64,272        138,643        126,298
Net income                                           29,321         28,756          21,903         58,077         48,061
-------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                               1.33%          1.42%           1.13%          1.37%          1.25%
Return on average shareholders' equity                12.59          13.15           10.22          12.86          11.25
Net interest margin (TE)                               4.75           4.78            4.31           4.77           4.36
Average loans to average deposits                     86.12          84.81           81.13          85.49          80.66
Efficiency ratio                                      61.25          59.52           64.75          60.41          63.52
Allowance for loan losses to loans                      .93            .96            1.10            .93           1.10
Nonperforming assets to loans plus foreclosed
  assets and surplus property                           .31            .43             .68            .31            .68
Annualized net charge-offs to average loans             .03            .14             .25            .08            .12
Average shareholders' equity to average assets        10.57          10.78           11.08          10.67          11.08
Shareholders' equity to total assets                  10.71          10.50           10.82          10.71          10.82
Leverage ratio                                         8.63           9.27           10.03           8.63          10.03
-------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
Earnings Per Share
  Basic                                                $.47           $.47            $.36           $.95           $.80
  Diluted                                               .46            .47             .36            .93            .78
Dividends
  Cash dividends per share                             $.25           $.23            $.22           $.48           $.44
  Dividend payout ratio                               53.89%         49.43%          61.48%         51.68%         55.88%
Book Value Per Share                                 $15.11         $14.27          $13.76         $15.11         $13.76
Trading Data
  High sales price                                   $33.00         $31.09          $29.86         $33.00         $29.86
  Low sales price                                     28.65          28.44           26.35          28.44          26.35
  End-of-period closing price                         32.63          29.67           29.78          32.63          29.78
  Trading volume                                  6,531,000      9,412,595       4,992,822     15,943,595     10,225,721
Average Shares Outstanding
  Basic                                          62,004,132     60,567,867      60,457,496     61,289,967     60,372,332
  Diluted                                        63,076,155     61,596,201      61,467,870     62,340,266     61,379,891
-------------------------------------------------------------------------------------------------------------------------
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.
Share and per share data reflect the 3-for-2 stock split effective May 25, 2005.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2004 to June 30, 2005 and on their results of operations during the second quarters of 2005 and 2004 and during the six-month periods through June 30 in each year. Nearly all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in
Item 1. This discussion and analysis should be read in conjunction with the Company's 2004 annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS
         This discussion contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of future plans and strategies. Forward-looking statements often contain words such as "anticipate," "believe," "estimate," "expect," "forecast," "goal," "intend," "plan," "project" or other words of similar meaning.
         The forward-looking statements made in this discussion include, but may not be limited to, (a) comments about conditions impacting certain sectors of the loan portfolio, (b) information about changes in the duration of the investment portfolio with changes in market rates, (c) comments about the future level of funds available in the customer deposit base, (d) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (e) discussion of the performance of Whitney's net interest income, net interest margin, yields on the loan and investment portfolios, and deposit rates assuming certain conditions, and (f) comments on expected changes or trends in expense levels for retirement benefits, occupancy, equipment and data processing, and amortization of intangibles.
         Whitney's ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Whitney believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in the Company's forward-looking statements include, but are not limited to:

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

        o Changes in laws and regulations that significantly affect the activities of the banking industry and the industry's competitive position relative to other financial service providers.
        o Technological changes affecting the nature or delivery of financial products or services and the cost of providing them.
        o The failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions.
        o Management's inability to develop and execute plans for Whitney to effectively respond to unexpected changes.
         Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

OVERVIEW
         Whitney earned $29.3 million for the quarter ended June 30, 2005, a 34% increase compared to net income of $21.9 million reported for the second quarter of 2004. Per share earnings were $.47 per basic share and $.46 per diluted share in 2005's second quarter, up 31% and 28%, respectively, from per share earnings of $.36, both basic and diluted, in the year-earlier period. Year-to-date earnings of $58.1 million in 2005 were 21% higher than the earnings for the comparable period in 2004. Year-to-date per share earnings were $.95 per basic share and $.93 per diluted share in 2005, each approximately 19% above 2004's per share results. All share and per share data in this quarterly report reflect the three-for-two split of Whitney's common stock that was effective May 25, 2005.
         On April 22, 2005, Whitney completed its acquisition of Destin Bancshares, Inc. Destin's major subsidiary was Destin Bank, which operated ten banking centers with approximately $540 million in total assets and $440 million in deposits at acquisition. The transaction was valued at $115 million, with $58 million paid to Destin shareholders in cash and the remainder in Whitney stock totaling 1.9 million shares (1.3 million before adjustment for the three-for-two stock split in May 2005). Whitney's financial information for 2005 includes the results from these acquired operations since the acquisition date.
         Selected second quarter highlights follow:
         o Whitney's net interest income (TE) for the second quarter of 2005 increased $18.2 million, or 23%, compared to the second quarter of 2004, driven by both the 12% increase in average earning assets and a wider net interest margin. The net interest margin (TE) was 4.75% for the second quarter of 2005, up 44 basis points from the year-earlier period.
         o Average total loans for the quarter were up 20% compared to the second quarter of 2004, with approximately half coming from the recent Destin Bank acquisition and the Madison Bank acquisition in August 2004. Average investment securities decreased 9% from the second quarter of 2004 to 2005's second quarter, with proceeds supporting loan growth. Average earning assets for the quarter were up a net 12% compared to the second quarter of 2004. Most of the net growth in earning assets compared to the second quarter of 2004 was funded by 13% growth in average deposits, a little over half of which was related to acquisitions.

         o Whitney provided $1.5 million for loan losses in the second quarter of 2005, compared with a $2.0 million provision in the second quarter of 2004. Net-charge offs totaled $.4 million in 2005's second quarter, compared to net charge-offs of $3.2 million in the second quarter of 2004. Whitney's overall credit quality had both favorable and unfavorable movement during the second quarter of 2005. There was a $3.4 million net reduction in total nonperforming loans from the end of 2005's first quarter. The total of loans criticized through the internal credit risk classification process, however, increased by $44 million during this period. Approximately $24 million of this increase related to loans acquired with Destin Bank that have been identified for special attention, with the net impact of other rating changes mainly evident in the substandard classification.
         o Noninterest income increased 4%, or $.8 million, from the second quarter of 2004. Improvements were noted in a number of income categories, reflecting both internal growth and contributions from acquired operations. Revenue from service charges on deposit accounts in 2005's second quarter, however, was down 10% compared to the year-earlier period. The major factor was the earnings credit allowed against service charges on certain business deposit accounts that has grown with the rise in short-term market rates.
         o Noninterest expense in the second quarter of 2005 increased 13%, or $8.1 million, from 2004's second quarter. Incremental operating costs associated with Destin Bank and other banking operations acquired in August 2004 totaled approximately $3.2 million in the second quarter of 2005, and the amortization of intangibles acquired in these transactions totaled $.7 million for the period. The current quarter also included $.5 million for system conversion services related to Destin. Personnel expense increased 12%, or $4.6 million, in total, including approximately $1.8 million for the staff of acquired operations and an additional $1.2 million for compensation earned under management incentive programs.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES
Loan Portfolio Developments
         Total loans increased $658 million, or 12%, from year-end 2004 to the end of 2005's second quarter, and were up 22%, or $1.1 billion, from the end of 2004's second quarter. Whitney acquired a $390 million loan portfolio with Destin Bank in April 2005, and the acquisition of Madison Bank in August 2004 added loans totaling $189 million. Table 1 shows loan balances by type of loan at June 30, 2005 and at the end of the four prior quarters.

TABLE 1.  LOANS
-----------------------------------------------------------------------------------------------------------------
                                              2005                                     2004
--------------------------------------------------------------    -----------------------------------------------
(in thousands)                       June 30        March 31         December 31     September 30      June 30
-----------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural                   $2,506,878      $2,355,929         $2,399,794      $2,263,882      $2,276,942
Real estate - commercial,
    construction and other          2,637,708       2,273,158          2,209,975       2,104,184       1,882,044
Real estate -
    residential mortgage              779,178         676,250            685,732         684,303         658,187
Individuals                           360,861         336,694            330,775         327,654         322,376
-----------------------------------------------------------------------------------------------------------------
    Total loans                    $6,284,625      $5,642,031         $5,626,276      $5,380,023      $5,139,549
-----------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, grew 4%, or $107 million, between year-end 2004 and June 30, 2005, including approximately $45 million from the Destin Bank acquisition. This portfolio sector grew 10%, or $230 million, from the end of 2004's second quarter. The acquisition of Madison Bank in 2004 had little impact on this portfolio segment. The rate of growth in the commercial portfolio during the first half of 2005 was tempered by payoffs related to recapitalizations and other corporate financial restructurings, among other factors. Overall the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2004.
         Loans outstanding to oil and gas industry customers represented approximately 9% of total loans at June 30, 2005, little changed from the percentage at year-end 2004. The major portion of Whitney's customer base in this industry provides transportation and other services and products to support exploration and production activities. With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years.
         Outstanding balances under participations in larger shared-credit loan commitments totaled $362 million at the end of 2005's second quarter, including approximately $109 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.

         The commercial real estate portfolio includes loans for construction and real estate development, for financing of income-producing properties, and loans secured by properties used in commercial or industrial operations. This portfolio sector grew 19%, or $428 million, from December 31, 2004, and has increased 40%, or $756 million, since the end of the second quarter of 2004. The Destin Bank acquisition added approximately $230 million to this category in 2005, with construction and real estate development loans making up almost three quarters of the total. The acquisition of Madison Bank in the third quarter of 2004 contributed another $145 million to the commercial real estate portfolio. Whitney continues to develop new business in this highly competitive sector throughout its market area in addition to financing new projects for its established customer base. Activity in this portfolio sector has been driven by condominium and apartment projects and single-family residential development, particularly in the eastern Gulf Coast region, and the development of retail, office and industrial properties by customers throughout Whitney's market area. The future pace of new real estate project financing will reflect the level of confidence by Whitney and its customers in the sustainability of favorable economic conditions. The rate of portfolio growth in a given period will also be affected by the refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.
         The residential mortgage loan portfolio increased by approximately 14%, or $93 million, from the end of 2004 to June 30, 2005, and the total at the end of the second quarter of 2005 was up 18%, or $121 million, from the end of 2004's second quarter. Growth in this category has mostly come from acquisitions. Whitney continues to sell most conventional residential mortgage loan production in the secondary market.

Credit Risk Management and Allowance for Loan Losses
         Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by its Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company. Lending officers are responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines. An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting processes.
         Management's evaluation of credit risk in the loan portfolio is ultimately reflected in the estimate of probable losses inherent in the portfolio that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to expense. The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.
         The recorded allowance encompasses three elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality and groups of homogeneous loans not individually rated; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company. The allowance for criticized loans includes any specific allowances determined for loans that are deemed impaired under the definition in Statement of Financial Accounting Standards No. 114. The allowance for the remainder of criticized loans is calculated by applying loss factors to loan balances aggregated by severity of the internal risk rating.
         The allowance determined as of June 30, 2005 was up $4.7 million from March 31, 2005. The main factor was overall loan growth, including the addition of the Destin Bank portfolio, although there was also an increase in the allowance for losses on criticized loans.
         Whitney's credit quality had both favorable and unfavorable movement during the second quarter of 2005. There was a $3.4 million net reduction in total nonperforming loans from the end of 2005's first quarter, as shown in Table 2. Destin Bank's nonperforming loans were insignificant at acquisition. Collections on nonperformers totaled approximately $6 million during the quarter and included the full recovery of one loan in excess of $2 million. Nonperforming loans encompass substantially all loans separately evaluated for impairment, and the allowance for impaired loans decreased by $2.9 million between March 31, 2005 and June 30, 2005. There was a similar decrease in the allowance for loans identified through the internal risk classification process as having doubtful prospects for full repayment. Loans in this risk classification totaled $8 million at June 30, 2005, down $5 million from the end of 2005's first quarter.
         The total for other risk classifications, however, increased by $49 million during the second quarter of 2005, and the corresponding allowance rose by $3.3 million. Approximately $24 million of loans acquired with Destin Bank have been identified for special attention. Most all of these loans are performing and the total may be reduced as updated documentation is obtained for a number of these credits. One large existing relationship with a related party was also flagged during the quarter as requiring special attention, and two other larger relationships were downgraded to a substandard classification based on specific weaknesses to be addressed. These reclassifications were prompted by issues with the business fundamentals of the individual credits, none of which caused broader concern about the credit quality of any significant segment of the overall loan portfolio.
         With these and other rating changes, both upgrades and downgrades, during the second quarter of 2005, the total of loans identified for special attention increased a net $27 million, to $99 million at June 30, 2005. There was also a net increase of $22 million in the total of loans identified as having well-defined weaknesses that would likely result in some loss if not corrected. The total for this substandard risk classification was $109 million at June 30, 2005.
         Management's regular quarterly reassessment of loss experience factors and the consideration of general economic and other qualitative risk factors had little impact on the change in the level of the allowance between March 31, 2005 and June 30, 2005.
         Table 3 compares second quarter and year-to-date activity in the allowance for loan losses for 2005 with the comparable periods of 2004. There have been no significant trends related to industries or markets underlying the Company's charge-off and recovery activity or the changes in its nonperforming assets.

TABLE 2.  NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------------------
                                                            2005                              2004
--------------------------------------------------------------------------- --------------------------------------
                                                      June         March         December    September      June
(dollars in thousands)                                 30            31             31          30           30
------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis           $18,521       $21,912        $23,597     $25,659      $32,560
Restructured loans                                       32            36             49          61           74
------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         18,553        21,948         23,646      25,720       32,634
Foreclosed assets and surplus property                1,014         2,547          2,454       2,950        2,450
------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                       $19,567       $24,495        $26,100     $28,670      $35,084
------------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing                $3,185        $1,559         $3,533      $4,814       $2,986
------------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property        .31%          .43%           .46%        .53%         .68%
   Allowance for loan losses to
     nonperforming loans                                317           246            230         212          173
   Loans 90 days past due still accruing to loans       .05           .03            .06         .09          .06
------------------------------------------------------------------------------------------------------------------

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended            Six Months Ended
                                                               June 30                      June 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     2005            2004         2005           2004
---------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                       $53,920         $57,603      $54,345        $59,475
Allowance of acquired bank                                 3,648               -        3,648              -
Provision for loan losses charged to operations            1,500           2,000        3,000              -
Loans charged to the allowance:
     Commercial, financial and agricultural               (1,361)         (3,136)      (4,136)        (3,661)
     Real estate - commercial, construction and other       (261)            (86)        (318)          (176)
     Real estate - residential mortgage                      (27)           (188)        (181)          (248)
     Individuals                                            (664)           (687)      (1,354)        (1,408)
---------------------------------------------------------------------------------------------------------------
         Total charge-offs                                (2,313)         (4,097)      (5,989)        (5,493)
---------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural                  524             380        1,616          1,462
     Real estate - commercial, construction and other        690              29          832             65
     Real estate - residential mortgage                       54              35          167            103
     Individuals                                             624             497        1,028            835
---------------------------------------------------------------------------------------------------------------
         Total recoveries                                  1,892             941        3,643          2,465
---------------------------------------------------------------------------------------------------------------
Net charge-offs                                             (421)         (3,156)      (2,346)        (3,028)
---------------------------------------------------------------------------------------------------------------
Balance at the end of period                             $58,647         $56,447      $58,647        $56,447
---------------------------------------------------------------------------------------------------------------
Ratios:
     Net annualized charge-offs to average loans             .03%            .25%         .08%           .12%
     Gross annualized charge-offs to average loans           .15             .32          .20            .22
     Recoveries to gross charge-offs                       81.80           22.97        60.83          44.88
     Allowance for loan losses to loans at period end        .93            1.10          .93           1.10
---------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES
         The investment securities portfolio balance decreased by $229 million, or 12%, from year-end 2004 to June 30, 2005. During the second quarter of 2005, Whitney sold securities with a carrying value of $183 million as part of its overall strategy to fund loan growth over this period. A nominal net gain was recognized on these sales. Average investment securities decreased 9%, or $202 million, from the second quarter of 2004 to 2005's second quarter. The composition of the average portfolio of investment securities and effective yields are shown in Table 7.
         The duration of the overall investment portfolio was 2.9 years at June 30, 2005, and would extend to 3.9 years assuming an immediate 300 basis point increase in market rates, according to the Company's asset/liability management model. Duration provides a measure of the sensitivity of the portfolio's fair value to changes in interest rates. At December 31, 2004, the portfolio's estimated duration was 3.1 years.
         Securities available for sale made up the bulk of the total investment portfolio at June 30, 2005. There was a net unrealized loss of $11 million on this portfolio segment at quarter end, compared to a net loss of $5 million at year-end 2004. Gross losses totaled $13 million at June 30, 2005 and were mainly related to mortgage-backed securities. The gross losses represented approximately 1% of the total amortized cost of the underlying securities. Substantially all the unrealized losses at June 30, 2005 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no value impairment related to credit quality in the portfolio, and no value impairment was evaluated as other than temporary.
         The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
         Deposits at June 30, 2005 were up 8%, or $557 million, from the level at year-end 2004. Destin Bank had approximately $440 million in deposits at acquisition in April 2005. Compared to June 30, 2004, deposits were up 13%, or $828 million, with approximately two-thirds of this growth related to deposits at the locations acquired in bank acquisitions since the end of 2004's second quarter. The overall mix of deposits remained favorable in the second quarter of 2005, though there has been a small shift toward higher-cost deposits since year-end 2004. Movement among the different deposit categories partly reflected the mix of deposits acquired with Destin Bank, the available liquidity in different segments of the deposit base and the management of the pricing structure for different products. Table 4 presents the composition of deposits at June 30, 2005 and at the end of the previous four quarters. The composition of average deposits and the effective yields on interest-bearing deposits for the second and first quarters of 2005 and the second quarter of 2004 are presented in Table 7.

TABLE 4. DEPOSIT COMPOSITION
----------------------------------------------------------------------------------------------------------------------
                                         2005                                         2004
----------------------------------------------------------------------------------------------------------------------
                               June               March            December          September           June
(dollars in thousands)          30                 31                 31                30                30
----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing
  demand deposits           $2,301,989    32%  $2,165,751   32%  $2,111,703   32%   $2,008,634  31%   $1,952,420  31%
Interest-bearing deposits:
  NOW account deposits         883,453    12      861,389   13      901,859   14       818,677  13       823,298  13
  Money market deposits      1,204,013    17    1,190,772   18    1,270,479   19     1,353,702  21     1,343,645  21
  Savings deposits             803,076    11      771,547   11      709,887   11       691,402  11       644,783  10
  Other time deposits          754,315    11      677,509   10      694,458   10       729,410  10       715,594  11
  Time deposits
    $100,000 and over        1,222,390    17    1,054,118   16      924,221   14       888,983  14       861,042  14
----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing     4,867,247    68    4,555,335   68    4,500,904   68     4,482,174  69     4,388,362  69
----------------------------------------------------------------------------------------------------------------------
    Total                   $7,169,236   100%  $6,721,086  100%  $6,612,607  100%   $6,490,808 100%   $6,340,782 100%
----------------------------------------------------------------------------------------------------------------------

         Lower-cost deposits, which exclude time deposits, increased 4%, or $199 million, between year-end 2004 and the end of 2005's second quarter, including a $190 million, or 9%, increase in noninterest-bearing demand deposits. Compared to the end of the second quarter of 2004, lower-cost deposits were up 9%, or $428 million, with noninterest-bearing demand deposits up 18%, or $350 million. Lower-cost deposits declined slightly as a percentage of total deposits, but still made up nearly three-quarters of total deposits at the end of each period. Noninterest-bearing demand deposits held steady at almost one-third of total deposits. The banking locations acquired in 2005 and the second half of 2004 held $308 million in lower-cost deposits at June 30, 2005, including $220 million at the former Destin Bank locations.
         Higher-cost time deposits at June 30, 2005 were up 22%, or $358 million, compared to year-end 2004, and 25%, or $400 million, compared to June 30, 2004. Time deposits at acquired banking locations totaled $209 million at June 30, 2005, with $164 million related to the Destin Bank acquisition. Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain larger commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes. Whitney has attracted these funds partly as an alternative to other short-term borrowings.
         Short-term and other borrowings at June 30, 2005 were up $78 million from year-end 2004, mainly reflecting short-term liquidity demands.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         Shareholders' equity totaled $956 million at June 30, 2005, which was an increase of $51 million from the end of 2004. The 1.9 million shares issued in the acquisition of Destin Bancshares, Inc. in April 2005 were valued at $57 million. Whitney repurchased 1.4 million of its common shares during the first half of 2005 at a cost of approximately $42 million. For the first half of 2005, the Company retained $28 million of earnings, net of dividends declared, but this was partly offset by a $4 million decrease in other comprehensive income representing an unrealized net holding loss on securities available for sale during the period. Whitney recognized $11 million in additional equity during the first half of 2005 from activity in stock-based compensation plans for employees and directors, including option exercises. The Company declared dividends during the first half of 2005 that represents a payout totaling 52% of earnings for the period. The dividend payout ratio in 2004 was 57% for the full year.
         The ratios in Table 5 indicate that the Company remained strongly capitalized at June 30, 2005. The decrease in the various ratios from year-end 2004 reflected both the planned reduction in absolute capital levels through the stock repurchase program and an increase in risk-weighted assets. The increase in risk-weighted assets resulted mainly from an increase in loans, including those acquired with Destin Bank, and, to a lesser degree, from growth in off-balance-sheet obligations, such as loan facilities and letters of credit, which are converted to assets for the risk-based capital calculations. Goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets. These intangible assets, however, are also deducted in determining regulatory capital and serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS
--------------------------------------------------------------------------------------------
                                                        June 30             December 31
(dollars in thousands)                                   2005                  2004
--------------------------------------------------------------------------------------------
Tier 1 regulatory capital                              $742,708              $767,717
Tier 2 regulatory capital                                58,647                54,345
--------------------------------------------------------------------------------------------
   Total regulatory capital                            $801,355              $822,062
--------------------------------------------------------------------------------------------
Risk-weighted assets                                 $7,185,805            $6,527,821
--------------------------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)             8.63%                 9.56%
   Tier 1 capital to risk-weighted assets                 10.34                 11.76
   Total capital to risk-weighted assets                  11.15                 12.59
   Shareholders' equity to total assets                   10.71                 11.00
--------------------------------------------------------------------------------------------

         The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency.

LIQUIDITY MANAGEMENT AND CONTRACTUAL OBLIGATIONS
Liquidity Management
         The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.
         On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on "Deposits and Borrowings" discusses changes in these liability funding sources over the first six months of 2005. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2005 and 2004.
         Funds available from the Bank's customer deposit base helped support loan production and overall growth in earning assets during 2004 and into the second quarter of 2005. Management anticipates that some of this funds availability will moderate with increased economic activity, renewed confidence in the capital markets and rising market interest rates and has factored this possibility into its liquidity projections and modeling parameters.
         At June 30, 2005, Whitney Holding Corporation had approximately $48 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases, or other corporate uses, before consideration of any future dividends that may be received from the Bank. In October 2004, the Board of Directors authorized the Company to repurchase up to 2.625 million shares (1.75 million shares before adjustment for the three-for-two stock split in May 2005) of its common stock over a one-year period beginning October 27, 2004. As of June 30, 2005, all but 150,000 shares had been repurchased.

Contractual Obligations
         Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations were scheduled in Whitney's annual report on 10-K for the year ended December 31, 2004. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. The Company and the Bank have no significant long-term borrowings.
         During the first quarter of 2005, the Bank entered into a contract to outsource virtually all aspects of its ATM operations, including ownership of the equipment. This contract allows Whitney to avoid significant costs to upgrade its ATMs to comply with new regulatory mandates and is expected to be the less expensive solution to compliance. The contract calls for annual payments in excess of $3 million for a seven-year period, or a total of approximately $24 million over the life of the contract. The contract is being phased-in during 2005 and payments during the current year will be substantially less than the scheduled annual outlay. Apart from this contract, there have been no material changes in contractual obligations from year-end 2004 through the end of 2005's second quarter.

OFF-BALANCE SHEET ARRANGEMENTS
         As a normal part of it business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. The most significant off-balance-sheet obligations are the Bank's commitments under traditional credit-related financial instruments. Table 6 schedules these commitments as of June 30, 2005 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6.  CREDIT-RELATED COMMITMENTS
----------------------------------------------------------------------------------------------------------------
(in thousands)                                        Commitments expiring by period from June 30, 2005
----------------------------------------------------------------------------------------------------------------
                                                               Less than        1 - 3        3 - 5    More than
                                                      Total       1 year        years        years      5 years
----------------------------------------------------------------------------------------------------------------
Loan commitments - revolving                     $1,737,541   $1,273,146     $296,308     $167,790         $297
Loan commitments - nonrevolving                     573,325      287,531      285,794            -            -
Credit card and personal credit lines               466,795      466,795            -            -            -
Standby and other letters of credit                 375,340      299,887       75,453            -            -
----------------------------------------------------------------------------------------------------------------
   Total                                         $3,153,001   $2,327,359     $657,555     $167,790         $297
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

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at the end of 2005's second quarter indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2004. Based on these simulations, annual net interest income (TE) would be expected to increase $18.6 million, or 4.7%, and decrease $23.0 million, or 5.8%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and assumes a stable rate environment and structure. The comparable simulation run at year-end 2004 produced results that ranged from a positive impact on net interest income (TE) of $17.3 million, or 4.8%, to a negative impact of $25.6 million, or 7.1%. The actual impact that changes in interest rates have on net interest income will depend on many factors. These include Whitney's ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes and corresponding movement in interest rate spreads and the level of success of asset/liability management strategies implemented.


RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
         Whitney's net interest income (TE) increased $18.2 million, or 23%, in the second quarter of 2005 compared to the second quarter of 2004. Average earning assets were 12% higher in the second quarter of 2005 and the net interest margin (TE) widened 44 basis points to 4.75% from 4.31% in the second quarter of 2004. The net interest margin (TE) is net interest income (TE) as a percent of average earning assets. The most important factors behind the increase in net interest income between these periods were loan growth, including growth through acquisitions, an improved mix of earning assets, higher short-term market interest rates, active management of the pricing structure for both loans and deposits, and continued liquidity in the deposit base. Second quarter net interest income (TE) in 2005 was $6.1 million, or 7%, higher than in the 2005's first quarter on a comparable percentage increase in average earning assets between these periods. The current quarter's margin was 3 basis points lower than in the first quarter of 2005. The recognition of approximately $1 million of interest on the full recovery of a long-standing troubled credit in 2005's first quarter had added 5 basis points to the margin in that period. Tables 7 and 8 provide details on the components of the Company's net interest income (TE) and net interest margin (TE).
         Average loans, which in Table 7 include loans held for sale, increased 21% between the second quarters of 2004 and 2005 and comprised 76% of average earning assets for the second quarter of 2005, up from 70% in the year-earlier period. Rising benchmark rates for the large variable-rate segment of Whitney's loan portfolio were evident in the 113 basis point improvement in loan yields
(TE) from the second quarter of 2004 to 2005's second quarter and 24 basis points from the first quarter of 2005. The yield on the largely fixed-rate investment portfolio is less responsive to changes in market rates and the overall investment portfolio yield (TE) has fluctuated within a narrow range from the second quarter of 2004 through the current year's second quarter. The overall earning asset yield increased 88 basis points between the second quarters of 2004 and 2005 and was up 19 basis points from the first quarter of 2005 to 2005's second quarter.

TABLE 7.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                        Second Quarter 2005           First Quarter 2005             Second Quarter 2004
------------------------------------------------------------------------------------------------------------------------------------
                                           Average                       Average                       Average
                                           Balance   Interest  Rate      Balance   Interest  Rate      Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)                        $6,131,260  $ 94,329  6.17%   $5,601,179  $ 81,887  5.93%   $5,086,100   $63,729   5.04%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                1,237,404    13,188  4.26     1,310,291    14,210  4.34     1,397,338    15,087   4.32
U.S. agency securities                      369,540     3,146  3.41       296,511     2,368  3.19       346,237     2,822   3.26
U.S. Treasury securities                     61,766       466  3.03        87,317       812  3.77       131,146     1,364   4.18
Obligations of states and political
     subdivisions (TE)                      240,810     3,699  6.14       249,000     3,909  6.28       240,969     3,842   6.38
Other securities                             37,740       435  4.61        36,677       418  4.56        33,521       285   3.40
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities      1,947,260    20,934  4.30     1,979,796    21,717  4.39     2,149,211    23,400   4.36
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     short-term investments                  26,225       194  2.97        16,526        99  2.43        18,621        46    .99
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                8,104,745  $115,457  5.71%    7,597,501  $103,703  5.52%    7,253,932   $87,175   4.83%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                786,605                       682,828                       585,274
Allowance for loan losses                   (57,905)                      (54,954)                      (57,098)
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                       $8,833,445                    $8,225,375                    $7,782,108
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
      SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                     $  910,163   $ 1,183   .52%   $  890,727   $   963   .44%   $  793,746    $  697    .35%
Money market deposits                     1,216,194     2,983   .98     1,237,536     2,213   .73     1,363,687     2,212    .65
Savings deposits                            792,377     1,205   .61       734,874       827   .46       634,595       489    .31
Other time deposits                         741,248     3,035  1.64       687,019     2,352  1.39       720,801     2,290   1.28
Time deposits $100,000 and over           1,139,924     6,689  2.35       932,905     4,353  1.89       791,246     2,372   1.21
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     4,799,906    15,095  1.26     4,483,061    10,708   .97     4,304,075     8,060    .75
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings             740,338     4,339  2.35       675,917     3,062  1.84       616,644     1,246    .81
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing
         liabilities                      5,540,244   $19,434  1.41%    5,158,978   $13,770  1.08%    4,920,719    $9,306    .76%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
      LIABILITIES AND
      SHAREHOLDERS' EQUITY
Demand deposits                           2,286,273                     2,109,940                     1,944,610
Other liabilities                            72,952                        69,398                        54,763
Shareholders' equity                        933,976                       887,059                       862,016
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
         shareholders' equity            $8,833,445                    $8,225,375                    $7,782,108
------------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                   $96,023  4.75%                $89,933  4.78%                $77,869   4.31%
Net earning assets and spread            $2,564,501            4.30%   $2,438,523            4.44%   $2,333,213             4.07%
Interest cost of funding earning assets                         .96%                          .74%                           .52%
------------------------------------------------------------------------------------------------------------------------------------

 (a)  Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
 (b)  Includes loans held for sale.
 (c)  Average balance includes nonaccruing loans of $20,485, $21,949 and $26,684, respectively, in the second and first quarters of 2005 and the second quarter of 2004.


TABLE 7.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                        Six Months Ended                         Six Months Ended
(dollars in thousands)                                    June 30, 2005                           June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                Average                                  Average
                                                Balance        Interest    Rate          Balance       Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)                             $5,867,684       $176,216    6.05%       $5,001,656      $126,922     5.10%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                     1,273,646         27,398    4.30         1,417,584        31,000     4.37
U.S. agency securities                           333,227          5,514    3.31           365,744         6,155     3.37
U.S. Treasury securities                          74,471          1,278    3.46           144,591         2,913     4.05
Obligations of states and political
   subdivisions (TE)                             244,882          7,608    6.21           235,203         7,553     6.42
Other securities                                  37,212            853    4.58            34,295           577     3.36
------------------------------------------------------------------------------------------------------------------------------------
      Total investment in securities           1,963,438         42,651    4.35         2,197,417        48,198     4.39
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
   short-term investments                         21,403            293    2.76            15,408            76      .99
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                     7,852,525       $219,160    5.62%        7,214,481      $175,196     4.88%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                     735,003                                  595,993
Allowance for loan losses                        (56,438)                                 (58,352)
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                            $8,531,090                               $7,752,122
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
      SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                          $  900,498        $ 2,146     .48%       $  792,778       $ 1,365      .35%
Money market deposits                          1,226,807          5,196     .85         1,386,835         4,504      .65
Savings deposits                                 763,784          2,032     .54           618,679           928      .30
Other time deposits                              714,283          5,387    1.52           729,632         4,745     1.31
Time deposits $100,000 and over                1,036,986         11,042    2.15           745,022         4,488     1.21
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits          4,642,358         25,803    1.12         4,272,946        16,030      .75
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings                  708,305          7,401    2.11           654,360         2,626      .81
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities       5,350,663        $33,204    1.25%        4,927,306       $18,656      .76%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
      LIABILITIES AND
      SHAREHOLDERS' EQUITY
Demand deposits                                2,198,593                                1,911,325
Other liabilities                                 71,187                                   54,745
Shareholders' equity                             910,647                                  858,746
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
           shareholders' equity               $8,531,090                               $7,752,122
------------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                            $185,956    4.77%                       $156,540     4.36%
Net earning assets and spread                 $2,501,862                   4.37%       $2,287,175                   4.12%
Interest cost of funding earning assets                                     .85%                                     .52%
------------------------------------------------------------------------------------------------------------------------------------

 (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
 (b) Includes loans held for sale.
 (c) Average balance includes nonaccruing loans of $21,213 and $26,390, respectively, in 2005 and 2004.

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
------------------------------------------------------------------------------------------------------------------------------------
                                                   Second Quarter 2005 Compared to:                      Six Months Ended June 30,
                                            First Quarter 2005               Second Quarter 2004           2005 Compared to 2004
                                    ------------------------------------------------------------------------------------------------
                                            Due to                           Due to                          Due to
                                          Change in         Total          Change in        Total           Change in       Total
                                    --------------------   Increase    -----------------   Increase    -----------------   Increase
(dollars in thousands)                 Volume     Rate    (Decrease)    Volume     Rate   (Decrease)    Volume     Rate   (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE)
Loans (TE)                             $8,674    $3,768    $12,442     $14,619   $15,981   $30,600     $23,934   $25,360    $49,294
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities               (780)     (242)    (1,022)     (1,707)     (192)   (1,899)     (3,103)     (499)    (3,602)
U.S. agency securities                    614       164        778         195       129       324        (540)     (101)      (641)
U.S. Treasury securities                 (207)     (139)      (346)       (590)     (308)     (898)     (1,252)     (383)    (1,635)
Obligations of states and political
    subdivisions (TE)                    (127)      (83)      (210)         (3)     (140)     (143)        305      (250)        55
Other securities                           12         5         17          39       111       150          52       224        276
------------------------------------------------------------------------------------------------------------------------------------
    Total investment securities          (488)     (295)      (783)     (2,066)     (400)   (2,466)     (4,538)   (1,009)    (5,547)
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
    short-term investments                 69        26         95          25       123       148          39       178        217
------------------------------------------------------------------------------------------------------------------------------------
    Total interest income (TE)          8,255     3,499     11,754      12,578    15,704    28,282      19,435    24,529     43,964
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
NOW account deposits                       23       197        220         114       372       486         204       577        781
Money market deposits                     (38)      808        770        (260)    1,031       771        (563)    1,255        692
Savings deposits                           71       307        378         146       570       716         257       847      1,104
Other time deposits                       206       477        683          67       678       745        (102)      744        642
Time deposits $100,000 and over         1,113     1,223      2,336       1,366     2,951     4,317       2,215     4,339      6,554
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits     1,375     3,012      4,387       1,433     5,602     7,035       2,011     7,762      9,773
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings           325       952      1,277         296     2,797     3,093         233     4,542      4,775
------------------------------------------------------------------------------------------------------------------------------------
    Total interest expense              1,700     3,964      5,664       1,729     8,399    10,128       2,244    12,304     14,548
------------------------------------------------------------------------------------------------------------------------------------
    Change in net interest income (TE) $6,555    $ (465)   $ 6,090     $10,849   $ 7,305   $18,154     $17,191   $12,225    $29,416
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

         The overall cost of funds for the current year's second quarter was up 44 basis points from the second quarter of 2004 and 22 basis points from 2005's first quarter, similar to the increases in the cost of interest-bearing deposits between these periods. Whitney continued to manage the rate structure for its different deposit products during 2005's second quarter in an effort to control the impact of upward pressure on funding rates that has been building since 2004 with rising short-term market rates and pricing for competitive financial products. The overall rate on interest-bearing deposits other than time deposits increased 25 basis points between the second quarters of 2004 and 2005 and 17 basis points from 2005's first quarter. Rates paid on time deposits, and in particular time deposits of $100,000 or more, increased at a more rapid rate, reflecting in part the cost of attracting public funds and excess liquidity from certain corporate and private banking customers as noted earlier in the section on "Deposits and Borrowings." The rate on large time deposits in 2005's second quarter was up 114 basis points from the year-earlier period and was 46 basis points higher than in the first quarter of 2005. The rate on short-term and other borrowings, which are most sensitive to market rate changes, increased 154 basis points in 2005's second quarter compared to the same period in 2004 and 51 basis points compared to the first quarter of 2005.
         Changes in the mix of funding sources have a significant impact on the direction of the overall cost of funds. There was a small shift in the funding mix toward higher-cost sources in the second quarter of 2005 compared to the second quarter of 2004, reflecting in part the mix of deposits acquired with Destin Bank, but the overall mix remained favorable. Average noninterest-bearing deposits funded 28% of average earning assets in the second quarter of 2005, up from 27% in 2004's second quarter, and the percentage of funding from all noninterest-bearing sources was stable at a healthy 32%. Lower-cost interest-bearing deposits supported 36% of earning assets in the second quarter of 2005, down from 39% in the year-earlier quarter. Higher-cost sources of funds, which include time deposits and short-term borrowings, increased to 32% of average earning assets in the current quarter from 29% in the second quarter of 2004. Whitney's ability to maintain a favorable mix and cost of funding sources will depend on, among other factors, its continued success in retaining and growing the deposit base in a highly competitive environment and in managing its deposit-pricing structure as rates rise on alternative financial products available to its customers or on similar products offered by direct competitors.
         For the first six months of 2005, net interest income (TE) increased 19%, or $29.4 million, compared to the first half of 2004. Average earning assets increased 9% between these periods, and the net interest margin widened by 41 basis points to 4.77% in 2005. Loan yields improved by 95 basis points in the first half of 2005, and average loans represented 75% of average earning assets for the period, up from 69% for the year-to-date period in 2004. The overall yield on earning assets for the first six months of 2005 was up 74 basis points from the year-earlier period. The overall cost of funds increased 33 basis points between these periods, and the cost of interest-bearing deposits was up 37 basis points. Substantially the same factors that affected the mix and rates for earning assets and funding sources in the second quarter of 2005 were evident for the year-to-date period.

PROVISION FOR LOAN LOSSES
         Whitney provided $1.5 million for loan losses in the second quarter of 2005, compared with a $2.0 million provision in 2004's second quarter. Net charge-offs totaled $.4 million in the second quarter of 2005, compared to net charge-offs of $3.2 million in second quarter of 2004.

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

NONINTEREST INCOME
         Noninterest income totaled $22.2 million for the second quarter of 2005, up 4%, or $.8 million, from the second quarter of 2004. Excluding the revenue contributed by Destin Bank and by other banking operations acquired in August 2004, there would have been a decrease of approximately 1%.
         Deposit service charge income decreased 10%, or $.9 million, compared to the second quarter of 2004, although acquired operations added $.4 million to the results for 2005's second quarter. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.
         As would be expected, the earnings credit allowed against service charges on certain business deposit accounts has increased with the rise in short-term market rates between the second quarters of 2004 and 2005. This was the major factor behind a $.8 million decline in account maintenance fees for business customers between these periods. Personal account service charges were also lower in the second quarter of 2005, largely reflecting the loss of lower-balance customers to competitive "no-fee" account products. The loss of such customers was also a factor behind a decrease in charges earned on specific transactions and services compared to the second quarter of 2004, although broader trends in how customers execute transactions are also reducing charging opportunities.
         Bank card fees, both credit and debit cards, increased a combined 12%, or $.3 million, compared to 2004's second quarter, mainly reflecting higher transaction volumes. New business development was the main driver of the 6% increase in trust service fees compared to the second quarter of 2004. Fee income generated by Whitney's secondary mortgage market operations in the second quarter of 2005 was stable with the year-earlier period. The addition of Destin Bank's mortgage operations, the allocation of additional resources to selected parts of Whitney's market area, and some, at least temporary, favorable market rate movement, helped return home loan production during 2005's second quarter to the prior year's level, despite a reduced level of refinancing transactions.
         The categories comprising other noninterest income increased a net $1.2 million in the second quarter of 2005. Fees on letters of credit and unused loan commitments increased $.3 million compared to the second quarter of 2004, with increased demand for guarantees under letters of credit the main factor. Whitney recognized an additional $.3 million in gains on sales of surplus banking property in the second quarter of 2005 and received an additional distribution related to its membership in the PULSE electronic payment network that was sold as discussed in the next paragraph. The Destin acquisition added $.3 million in fees from insurance and investment brokerage services to 2005's second quarter. Investment service fees were on the whole lower than in the second quarter of 2004 as market conditions continued to limit demand for fixed-income securities among Whitney's institutional customer base.

         Noninterest income was $43.6 million through the first six months of 2005, an increase of 3%, or $1.3 million, from the first half of 2004. In the first quarter of 2005, PULSE EFT Association was acquired by Discover Financial Services. As a member of the PULSE electronic payment network, Whitney has received distributions totaling approximately $1.1 million, including a $.2 million distribution in the second quarter, that were reported with other noninterest income for 2005. Other noninterest income for the first half of 2005 also included approximately $2.1 million in gains on sales of and other revenue from foreclosed assets, which represented an increase of $1.0 million from the total recognized in the first half of 2004. Substantially all of this income was derived from collateral acquired many years earlier. There was no ready market for these assets when first acquired, and, as was general banking practice at the time, they were written down to a nominal value.
         Excluding the PULSE gain and additional revenue from foreclosed assets, noninterest income in the first half of 2005 was 2%, or $.9 million, lower than in the year-earlier period. Year-to-date changes in individual income categories from the prior year were for the most part consistent with the quarterly changes discussed above and were driven by substantially the same factors.

NONINTEREST EXPENSE
         Total noninterest expense of $72.4 million in the second quarter of 2005 was 13%, or $8.1 million, higher than the total for the year-earlier period. Incremental operating costs associated with acquired operations totaled approximately $3.2 million in the second quarter of 2005. Personnel expense represented more than half of the Company's noninterest expense in each period and was the major factor in fluctuations from year to year. Employee compensation increased 13%, or $3.9 million, and the cost of employee benefits was up 10%, or $.7 million.
         Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 10%, or $2.6 million, including approximately $1.5 million for the staff of the acquired bank operations. Compensation expense associated with management incentive programs increased by $1.2 million. The estimate for the annual cash incentive bonus was revised upward in the second quarter of 2005 to reflect both Whitney's performance to date in relation to its designated peer group and an increased emphasis on performance-based pay in the overall 2005 compensation packages for top management. Whitney also recognized additional compensation in 2005's second quarter with respect to performance-based restricted stock awarded under the management incentive plans. This expense varies with changes in the Company's stock price and the level of employee participation, among other factors. Whitney does not currently recognize compensation expense with respect to grants of stock options. Note 5 to the consolidated financial statements discusses new accounting guidance on stock-based compensation that, among other provisions, requires recognition of compensation expense for stock options based on their grant-date fair value. As determined by the SEC, the new guidance applies to stock-based compensation awards granted after December 31, 2005 and to awards modified, repurchased, or cancelled after that date.
         Higher costs of providing pension benefits accounted for $.2 million of the total increase in employee benefits in the second quarter of 2005, while acquired operations contributed $.3 million. The annual increase in expense for pension and retiree health benefits in 2005 is expected to be $2 million.

         Net occupancy expense in 2005's second quarter was up 13%, or $.6 million, compared to the second quarter of 2004, mainly reflecting the incremental costs of acquired operations. Some increase in occupancy expense unrelated to acquisitions was anticipated with the scheduled opening of six new or replacement branches during 2005.
         Equipment and data processing expense increased 9%, or $.4 million, in the second quarter of 2005 compared to 2004's second quarter, again mostly related to acquired operations. Planned upgrades to systems and equipment, new applications and internally-developed branch expansion were expected to lead to a moderate increase in this expense category apart from acquisitions. Telecommunication expense in 2005 has benefited from savings realized on a change in service provider that was effective for the second half of 2004.
         The expense for professional services, both legal and other services, increased $.6 million in the second quarter of 2005. The current quarter included $.5 million for system conversion services related to Destin Bank and a higher level of project-specific nonlegal consulting services. The expense for legal services in the second quarter of 2005 benefited from the recovery of costs to resolve a larger loan collection matter.
         Bank and branch acquisitions in 2005 and 2004 led to the increase in amortization of intangibles in the second quarter of 2005, mainly associated with the value of deposit relationships acquired in these transactions. Scheduled amortization of these intangibles will add approximately $2.4 million to annual expense in 2005 compared to 2004.
         The total for the categories making up other noninterest expense increased $1.2 million in the second quarter of 2005, with close to half related to acquired operations. There were no significant trends in any of the underlying individual expense categories compared to the second quarter of 2004.
         For the six-month period, noninterest expense totaled $139 million. This was a 10%, or $12.3 million, increase compared to the first half of 2004. Similar to the quarterly comparison, year-to-date personnel expense was up 11% from 2004, or $7.7 million in total. Employee compensation rose 11%, or $6.2 million, including $1.8 million in additional management incentive compensation. Base pay and sales-based incentive compensation increased 9%, or $4.4 million, with $2.1 million for acquired operations. Employee benefits were up 10%, or $1.5 million. Defined benefit pension expense and the cost of providing health benefits to retirees increased a combined $.8 million for the year-to-date period, and acquired operations added $.4 million.
         The changes in other major noninterest expense categories between the first six months of 2004 and 2005 were influenced mainly by the same factors cited in the discussion of quarterly results above.

INCOME TAXES
         The Company provided for income tax expense at an effective rate of 31.7% in the second quarter of 2005 compared to a rate of 30.4% in 2004's second quarter. Year-to-date, the rate was 31.6% in 2005 and 30.9% in 2004. Whitney's effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company's common stock during the three months ended June 30, 2005.

---------------------------- ------------------- -------------- ------------------------ ------------------------
                                                                Total Number of Shares      Maximum Number of
                                                    Average      Purchased as Part of    Shares that May Yet Be
                              Total Number of     Price Paid      Publicly Announced       Purchased under the
          Period              Shares Purchased     per Share     Plans or Programs (1)    Plans or Programs (1)
---------------------------- ------------------- -------------- ------------------------ ------------------------
        April 2005                   -                 -                   -                     150,000
---------------------------- ------------------- -------------- ------------------------ ------------------------
         May 2005                    -                 -                   -                     150,000
---------------------------- ------------------- -------------- ------------------------ ------------------------
         June 2005               88,709 (2)         $31.934                -                     150,000
---------------------------- ------------------- -------------- ------------------------ ------------------------

        (1) In October 2004, the Board of Directors authorized the Company to repurchase up to 2.625 million shares of its common stock (1.75 million shares before adjustment for the three-for-two stock split in May 2005). The repurchase program is authorized for one year, beginning October 27, 2004.
        (2) Includes 8,093 shares tendered to the Company as consideration for the exercise price of employee stock options and 80,616 shares tendered as consideration for employee tax obligations arising from the vesting of performance-based restricted stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of Whitney Holding Corporation's shareholders was held on April 27, 2005. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election to the Company's Board for Directors as listed in the proxy statement, and all nominees were elected.

         The voting results for each nominee for director were as follows:

                  Nominee                      For             Withhold
                  ------------------------------------------------------
                  William L. Marks          34,319,370          501,090
                  Eric J. Nickelsen         34,673,429          147,031
                  Kathryn M. Sullivan       34,613,150          207,310

         The selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm to audit the books of the Company and its subsidiaries for 2005 was ratified as follows:

                      For                   Against            Abstain
                  -----------------------------------------------------
                  34,695,600                84,080              40,780

Item 5. OTHER INFORMATION

         None

Item 6. EXHIBITS

         The exhibits listed on the accompanying Exhibit Index, located on page 38, are filed (or furnished, as applicable) as part of this report. The Exhibit Index is incorporated herein by reference in response to this Item 6.

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

   August 9, 2005
   --------------
        Date

                                  EXHIBIT INDEX

Exhibit           Description
--------------    --------------------------------------------------------------

Exhibit 3.1       Copy of the Company's Composite Charter (filed as Exhibit
                  3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2 Copy of the Company's Bylaws (filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 2003 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10 Amendment to the Whitney Holding Corporation 2001 Directors' Compensation Plan effective July 27, 2005.
Exhibit 31.1 Certification by the Company's Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification by the Company's Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10

                  AMENDMENT TO THE WHITNEY HOLDING CORPORATION
                        2001 DIRECTORS' COMPENSATION PLAN

         The Whitney Holding Corporation 2001 Directors' Compensation Plan (the
Plan) is hereby amended, effective July 27, 2005, as follows:

         1. Section 2.15 of the Plan is hereby deleted in its entirety and the following is substituted therefor:

              "2.15 Fair Market Value means the closing price of Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System National Market (Nasdaq NM), or other exchange on which Common Stock is regularly traded as of the date specified herein. If no Common Stock is traded on a given day, then Fair Market Value as of that day shall be the closing price on the date Common Stock last traded on such system or exchange."

         2. Except as specifically amended hereby, the Plan shall remain in full force and effect as prior to this Amendment.

         In witness whereof, the Corporation has caused this Amendment to be executed as of the day and year first above written.

         WHITNEY HOLDING CORPORATION

         By: /s/ William L. Marks
            --------------------------------------

         Its:Chairman and Chief Executive Officer
             -------------------------------------

Exhibit 31.1
                                  CERTIFICATION
                                  -------------

     I, William L. Marks, certify that:

   1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2005 of Whitney Holding Corporation;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
      (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
      (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
      (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     /s/ William L. Marks
     --------------------------------------
         William L. Marks
         Chief Executive Officer
         Date:  August 9, 2005
              -----------------------------

Exhibit 31.1
                                  CERTIFICATION
                                  -------------

     I, Thomas L. Callicutt, Jr., certify that:

   1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2005 of Whitney Holding Corporation;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
      (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
      (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
      (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     /s/ Thomas L. Callicutt, Jr.
     --------------------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer
         Date:  August 9, 2005
              -----------------------------

Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                ------------------------------------------------
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      --------------------------------------------------------------------

         Each of the undersigned officers of Whitney Holding Corporation (the Company), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge, that

         (1) the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005 (the Report) fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   August 9, 2005                    By: /s/  William L. Marks
      ---------------------------             ----------------------------------
                                                    William L. Marks
                                                    Chairman of the Board and
                                                    Chief Executive Officer


Dated:   August 9, 2005                    By: /s/  Thomas L. Callicutt, Jr.
      ---------------------------             ----------------------------------
                                                    Thomas L. Callicutt, Jr.
                                                    Executive Vice President and
                                                    Chief Financial Officer