Form 10-Q
period 2005-09-30
WHITNEY HOLDING CORP
filed 2005-11-09
CIK 106926

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


For the quarterly period ended September 30, 2005  Commission file number 0-1026


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

                                 (504) 586-7272
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                    -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at October 31, 2005
                 -----                      -------------------------------
       Common Stock, no par value                      63,321,591

================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I.  Financial Information

              Item 1: Financial Statements:
                        Consolidated Balance Sheets                            1
                        Consolidated Statements of Income                      2
                        Consolidated Statements of Changes in
                          Shareholders' Equity                                 3
                        Consolidated Statements of Cash Flows                  4
                        Notes to Consolidated Financial Statements             5
                        Selected Financial Data                               15

              Item 2: Management's Discussion and Analysis of
                        Financial Condition and Results of Operations         16

              Item 3: Quantitative and Qualitative Disclosures
                        about Market Risk                                     42

              Item 4: Controls and Procedures                                 42

--------------------------------------------------------------------------------

PART II. Other Information

              Item 1: Legal Proceedings                                       43

              Item 2: Unregistered Sales of Equity Securities and
                        Use of Proceeds                                       43

              Item 3: Defaults upon Senior Securities                         43

              Item 4: Submission of Matters to a Vote of Security
                        Holders                                               43

              Item 5: Other Information                                       43

              Item 6: Exhibits                                                43

--------------------------------------------------------------------------------

Signature                                                                     44

Exhibit Index                                                                 45

PART 1. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS
                                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                         September 30   December 31
   (dollars in thousands)                                                                    2005          2004
-------------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and due from financial institutions                                                $ 717,629      $ 213,751
  Federal funds sold and short-term investments                                               8,209         22,424
  Loans held for sale                                                                        58,135          8,796
  Investment securities
    Securities available for sale                                                         1,490,091      1,763,774
    Securities held to maturity, fair values of $230,561 and $229,362,
      respectively                                                                          228,935        227,470
-------------------------------------------------------------------------------------------------------------------
      Total investment securities                                                         1,719,026      1,991,244
  Loans, net of unearned income                                                           6,462,623      5,626,276
    Allowance for loan losses                                                               (90,946)       (54,345)
-------------------------------------------------------------------------------------------------------------------
      Net loans                                                                           6,371,677      5,571,931
-------------------------------------------------------------------------------------------------------------------

  Bank premises and equipment                                                               154,443        156,602
  Goodwill                                                                                  204,089        115,771
  Other intangible assets                                                                    28,559         24,240
  Accrued interest receivable                                                                46,290         28,985
  Other assets                                                                              123,196         88,880
-------------------------------------------------------------------------------------------------------------------
      Total assets                                                                       $9,431,253     $8,222,624
-------------------------------------------------------------------------------------------------------------------

LIABILITIES
  Noninterest-bearing demand deposits                                                    $2,668,493     $2,111,703
  Interest-bearing deposits                                                               4,810,428      4,500,904
-------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                      7,478,921      6,612,607
-------------------------------------------------------------------------------------------------------------------

  Short-term and other borrowings                                                           904,198        634,259
  Accrued interest payable                                                                    8,292          5,032
  Accrued expenses and other liabilities                                                     94,613         65,961
-------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   8,486,024      7,317,859
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized - 100,000,000 shares
    Issued - 63,634,942 and 63,163,398 shares, respectively                                   2,800          2,800
  Capital surplus                                                                           260,702        250,793
  Retained earnings                                                                         719,341        697,977
  Accumulated other comprehensive loss                                                      (14,329)        (2,963)
  Treasury stock at cost - 355,699 and 1,061,817 shares, respectively                       (10,626)       (31,475)
  Unearned restricted stock compensation                                                    (12,659)       (12,367)
-------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                            945,229        904,765
-------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                         $9,431,253     $8,222,624
-------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.
   Share and per share data reflect the 3-for-2 stock split effective May 25, 2005.

                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30                  September 30
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                             2005        2004            2005            2004
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                           $103,152     $69,025        $279,063        $195,600
  Interest and dividends on investment securities
    Taxable securities                                                   15,326      18,844          50,369          59,489
    Tax-exempt securities                                                 2,269       2,562           7,214           7,471
  Interest on federal funds sold and short-term investments                 163          41             456             117
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                               120,910      90,472         337,102         262,677
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                   17,949       9,029          43,752          25,059
  Interest on short-term and other borrowings                             5,276       1,257          12,677           3,883
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                               23,225      10,286          56,429          28,942
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      97,685      80,186         280,673         233,735
PROVISION FOR LOAN LOSSES                                                34,000           -          37,000               -
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                        63,685      80,186         243,673         233,735
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                                     7,805       9,392          24,396          28,160
  Bank card fees                                                          2,861       2,555           8,502           7,559
  Trust service fees                                                      2,318       2,204           7,126           6,696
  Secondary mortgage market operations                                    1,274       1,136           3,609           3,785
  Other noninterest income                                                6,047       4,698          20,206          16,083
  Securities transactions                                                     -          68              68              68
----------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                             20,305      20,053          63,907          62,351
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                                  33,302      30,174          97,947          88,586
  Employee benefits                                                       8,110       7,167          24,817          22,360
----------------------------------------------------------------------------------------------------------------------------
    Total personnel                                                      41,412      37,341         122,764         110,946
  Net occupancy                                                           6,026       5,331          16,820          15,079
  Equipment and data processing                                           4,387       4,468          13,267          13,086
  Telecommunication and postage                                           2,250       2,216           6,576           6,722
  Corporate value and franchise taxes                                     1,951       1,919           5,856           5,764
  Legal and other professional services                                   1,353       2,106           4,734           4,362
  Amortization of intangibles                                             2,290       1,448           6,006           4,026
  Other noninterest expense                                              12,009      13,432          34,298          34,574
----------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                            71,678      68,261         210,321         194,559
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                               12,312      31,978          97,259         101,527
INCOME TAX EXPENSE                                                        3,189       9,900          30,059          31,388
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $9,123     $22,078         $67,200         $70,139
----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                                   $ .15       $ .36          $ 1.09          $ 1.15
  Diluted                                                                   .14         .35            1.07            1.14
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                              62,699,332  61,454,091      61,764,918      60,735,549
  Diluted                                                            63,579,123  62,326,536      62,757,756      61,697,742
CASH DIVIDENDS PER SHARE                                                  $ .25       $ .22           $ .73           $ .66
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
Share and per share data give effect to the 3-for-2 stock split effective May 25, 2005.

                                       2

                                WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated                  Unearned
                                                                             Other                    Restricted
(dollars in thousands,                   Common     Capital    Retained   Comprehensive    Treasury      Stock
  except per share data)                 Stock      Surplus    Earnings   Income (Loss)     Stock    Compensation   Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003             $2,800    $183,624    $656,195       $ 8,438       $ (30)     $(10,714)   $840,313
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -           -      70,139             -           -             -      70,139
  Other comprehensive loss:
    Unrealized net holding loss on
      securities, net of
      reclassification adjustments
      and taxes                               -           -           -        (8,207)          -             -      (8,207)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -           -      70,139        (8,207)          -             -      61,932
----------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.66 per share                -           -     (40,710)            -           -             -     (40,710)
Stock issued in business combination          -      41,932           -             -           -             -      41,932
Stock issued to dividend reinvestment
   plan                                       -       1,058           -             -         495             -       1,553
Long-term incentive plan stock activity:
  Restricted grants and related activity      -       8,239           -             -        (857)       (2,392)      4,990
  Options exercised                           -       8,915           -             -          55             -       8,970
Directors' compensation plan
  stock activity                              -         841           -             -         178             -       1,019
----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004            $2,800    $244,609    $685,624         $ 231       $(159)     $(13,106)   $919,999
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004             $2,800    $250,793    $697,977      $ (2,963)   $(31,475)     $(12,367)   $904,765
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -           -      67,200             -           -             -      67,200
  Other comprehensive loss:
    Unrealized net holding loss on
      securities, net of
      reclassification adjustments
      and taxes                               -           -           -       (11,366)          -             -     (11,366)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -           -      67,200       (11,366)          -             -      55,834
----------------------------------------------------------------------------------------------------------------------------
Cash dividends, $.73 per share                -           -     (45,836)            -           -             -     (45,836)
Stock acquired under repurchase program       -           -           -             -     (46,669)            -     (46,669)
Stock issued in business combination          -        (714)          -             -      57,838             -      57,124
Stock issued to dividend reinvestment
  plan                                        -           -           -             -       1,790             -       1,790
Long-term incentive plan stock activity:
  Restricted grants and related activity      -        (252)          -             -       5,840          (292)      5,296
  Options exercised                           -       9,811           -             -       1,748             -      11,559
Directors' compensation plan
  stock activity                              -       1,064           -             -         302             -       1,366
----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005            $2,800    $260,702    $719,341      $(14,329)   $(10,626)     $(12,659)   $945,229
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
Per share data gives effect to the 3-for-2 stock split effective May 25, 2005.

                                    WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                               Nine Months Ended
                                                                                                 September 30
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                        2005          2004
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                  $67,200      $ 70,139
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of bank premises and equipment                             10,318         9,957
    Amortization of purchased intangibles                                                     6,006         4,026
    Restricted stock compensation earned                                                      7,558         6,558
    Premium amortization (discount accretion) on securities, net                              2,201         3,309
    Provision for losses on loans and foreclosed assets                                      37,114            96
    Net gains on asset sales                                                                 (2,604)         (897)
    Deferred tax benefit                                                                    (16,341)       (1,313)
    Net (increase) decrease in loans originated and held for sale                           (38,461)        1,471
    Net (increase) decrease in accrued interest receivable and prepaid expenses             (19,146)        1,377
    Net increase in accrued interest payable and accrued expenses                            32,981        13,907
    Other, net                                                                               (2,373)        1,325
------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                            84,453       109,955
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Proceeds from sales of investment securities available for sale                         273,148        64,926
    Proceeds from maturities of investment securities available for sale                    278,030       415,322
    Purchases of investment securities available for sale                                  (206,950)     (304,881)
    Proceeds from maturities of investment securities held to maturity                       12,405         8,980
    Purchases of investment securities held to maturity                                     (14,901)      (45,768)
    Net increase in loans                                                                  (447,838)     (318,798)
    Net (increase) decrease in federal funds sold and short-term investments                 39,805       (12,519)
    Proceeds from sales of foreclosed assets and surplus property                             8,004         3,794
    Purchases of bank premises and equipment                                                 (8,847)      (11,928)
    Net cash (paid) received in acquisitions                                                (39,228)        7,364
    Other, net                                                                               (4,728)        1,883
------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                              (111,100)     (191,625)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Net increase (decrease) in transaction account and savings account deposits             315,085        (4,432)
    Net increase in time deposits                                                           112,072       133,167
    Net increase (decrease) in short-term and other borrowings                              188,979       (35,979)
    Proceeds from issuance of common stock                                                   12,722         9,946
    Purchases of common stock                                                               (52,924)       (1,890)
    Cash dividends                                                                          (45,409)      (40,202)
------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                           530,525        60,610
------------------------------------------------------------------------------------------------------------------
        Increase (decrease) in cash and cash equivalents                                    503,878       (21,060)
        Cash and cash equivalents at beginning of period                                    213,751       270,387
------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                         $717,629      $249,327
------------------------------------------------------------------------------------------------------------------

Cash received during the period for:
    Interest income                                                                        $320,984      $261,601

Cash paid during the period for:
    Interest expense                                                                        $54,422       $29,000
    Income taxes                                                                             28,192        24,428

Noncash investing activities:
    Foreclosed assets received in settlement of loans                                        $1,743        $1,967
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

NOTE 2
NATURAL DISASTERS AFFECTING WHITNEY IN THIRD QUARTER OF 2005
         Two strong hurricanes affected portions of Whitney's service area during the third quarter of 2005. In late August, Hurricane Katrina hit the greater New Orleans area and the Mississippi gulf coast, with lesser impacts on coastal Alabama and the western panhandle of Florida. Hurricane Rita made landfall toward the end of September across the coastal area at the Texas and Louisiana border, with a major impact on southwest Louisiana, including the Lake Charles area.
         The following summarizes the more significant financial repercussions of these natural disasters for the Company and for its major subsidiary, Whitney National Bank (the Bank).

Disaster Response Plan and Relocation Costs, Casualty Losses and Related
  Insurance
         The Bank implemented its disaster response plan as the first storm approached the coast. To operate in disaster response mode, the Bank incurred expenses for, among other things, the use of a pre-designated back-up main data processing center, the lease of temporary equipment and facilities, lodging and other expenses for relocated personnel, and emergency communications with customers regarding the status of Bank operations. The disaster response plan and relocation costs incurred as of September 30, 2005, totaled approximately $4 million, and additional expenses will be incurred through the remainder of 2005 and into 2006. Whitney maintains insurance for its disaster response costs, as well as for certain revenue lost through business interruption, with a coverage limit of at least $25 million.
         A number of the Bank's facilities and their contents were damaged by these storms. Seventeen branch locations remain closed, of which six are considered total losses. A number of the reopened facilities, including the main office in New Orleans, require some degree of structural repairs and the repair or replacement of equipment and furnishings. Management has identified asset impairments and incurred repair costs totaling $1.7 million as of September 30, 2005, and the Company will incur additional repair costs and may identify additional impairments through the end of 2005 and into 2006. The coverage limit under Whitney's casualty insurance coverage totals at least $150 million.
         Management believes, based on its understanding of the coverages, that recovery of the costs incurred and asset impairments as of September 30, 2005 is probable, subject to specified deductibles. A receivable of $5.7 million was included in other assets at September 30, 2005 for the expected recovery, and third quarter noninterest expense included a $1.1 million pre-tax charge to reflect the deductibles. Management also believes that insurance will cover substantially all future relocation costs, and there is the possibility that some gains will be recognized with respect to casualty claims in future periods, but this is contingent on reaching agreement on the Company's claims with the insurance carriers.

Credit Quality and Allowance for Loan Losses
         Management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the recent storms on credit quality and inherent losses. While it is clear that the recent storms will have significant and long-term economic repercussions, both positive and negative, for Whitney's business and individual loan customers in the most severely affected parts of the broader storm-impact area, it is too early to assess with precision the storms' ultimate effect on loan collections.
         At September 30, 2005, management had increased the allowance for loan losses to $91 million compared to $54 million at year-end 2004, and recorded a $34 million provision for loan losses for the third quarter of 2005. These amounts incorporate management's best estimate, based on available information, of inherent losses resulting from the impact of the recent storms. As management acquires additional information on overall economic prospects in the affected areas together with further assessments by loan officers of individual borrowers, the loss estimate will be revised as needed, and these revisions could be material.

NOTE 3
MERGERS AND ACQUISITIONS
         On July 28, 2005, Whitney announced a definitive agreement to acquire First National Bancshares, Inc. (First National) and its subsidiary, 1st National Bank & Trust. 1st National Bank & Trust operates in the Tampa metropolitan area of Florida and had approximately $360 million in total assets and $300 million in deposits at September 30, 2005. Shareholders of First National will receive approximately $34.64 per share in cash and/or Whitney stock for a total transaction value of approximately $120 million, subject to adjustment based on the average closing price of Whitney's common stock during a trading period leading up to the closing date. No more than 35% of the total consideration will be paid in cash. Subject to the maintenance of Whitney's stock price at necessary levels, the receipt of approvals from First National's shareholders and appropriate regulatory agencies, and certain other customary closing conditions, this acquisition is expected to be completed in the second quarter of 2006.
         On April 22, 2005, Whitney acquired Destin Bancshares, Inc. (Destin). Destin's major subsidiary was Destin Bank which operated ten banking centers in the Destin, Fort Walton Beach and Pensacola areas of the Florida panhandle, with approximately $540 million in total assets, including a loan portfolio of $390 million, and $440 million in deposits on the acquisition date. Destin Bank was merged into Whitney National Bank on the same date. The transaction was valued at $115 million, with $58 million paid to Destin shareholders in cash and the remainder in Whitney stock totaling approximately 1.9 million shares (1.3 million shares before adjustment for the three-for-two stock split in May
2005). Applying purchase accounting to this transaction, the Company recorded goodwill of $88 million and a $9 million intangible asset for the estimated value of deposit relationships with an estimated weighted-average life of approximately 3.0 years.
         In August 2004, Whitney acquired Madison BancShares, Inc. (Madison) and its subsidiary, Madison Bank. Madison Bank was merged immediately into Whitney National Bank. Madison shareholders received 1.5 million Whitney shares (1.0 million shares before adjustment for the three-for-two split in May 2005) and cash totaling $23 million, for a total transaction value of approximately $65 million. At acquisition, Madison Bank reported $219 million in assets, including $189 million in loans, and $177 million in deposits at four banking locations in the Tampa Bay, Florida metropolitan area. Intangible assets acquired in this transaction included $46 million of goodwill and $4 million assigned to the value of deposit relationships with an estimated weighted-average life of approximately 3.5 years.
         In June 2004, the Bank assumed approximately $24 million in deposits and acquired certain assets from the First National Bank Northwest Florida. The deposits and assets were associated with two locations in Fort Walton Beach, Florida. Whitney recognized an intangible asset for the value of the deposit relationships acquired of $2.1 million that will be amortized over an estimated life of 8 years. No loans or other noncash financial assets were exchanged in this transaction.
         Whitney's financial statements include the results from acquired operations since the acquisition dates.

NOTE 4
ALLOWANCE FOR LOAN LOSSES, IMPAIRED LOANS AND NONPERFORMING LOANS

         A summary analysis of changes in the allowance for loan losses follows:

-------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended              Nine Months Ended
                                                       September 30                    September 30
-------------------------------------------------------------------------------------------------------------
(in thousands)                                     2005            2004            2005            2004
-------------------------------------------------------------------------------------------------------------
Balance at beginning of period                   $58,647         $56,447         $54,345         $59,475
Allowances of acquired banks                           -           2,461           3,648           2,461
Provision for loan losses                         34,000               -          37,000               -
Loans charged off                                 (2,850)         (5,316)         (8,839)        (10,809)
Recoveries                                         1,149           1,019           4,792           3,484
-------------------------------------------------------------------------------------------------------------
  Net charge-offs                                 (1,701)         (4,297)         (4,047)         (7,325)
-------------------------------------------------------------------------------------------------------------
Balance at end of period                         $90,946         $54,611         $90,946         $54,611
-------------------------------------------------------------------------------------------------------------

         Information on loans evaluated for possible impairment loss follows:

--------------------------------------------------------------------------------
                                                  September 30      December 31
(in thousands)                                        2005             2004
--------------------------------------------------------------------------------
Impaired loans
  Requiring a loss allowance                        $34,124          $14,238
  Not requiring a loss allowance                      5,421            4,083
--------------------------------------------------------------------------------
  Total recorded investment in impaired loans       $39,545          $18,321
--------------------------------------------------------------------------------
Impairment loss allowance required                  $13,363           $5,497
--------------------------------------------------------------------------------

         The following is a summary of nonperforming loans:

--------------------------------------------------------------------------------
                                                   September 30     December 31
(in thousands)                                         2005             2004
--------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis            $43,763          $23,597
Restructured loans                                        30               49
--------------------------------------------------------------------------------
  Total nonperforming loans                          $43,793          $23,646
--------------------------------------------------------------------------------

NOTE 5
OTHER ASSETS AND OTHER LIABILITIES
         The more significant components of other assets and other liabilities at September 30, 2005 and December 31, 2004 were as follows:

Other Assets
--------------------------------------------------------------------------------
                                                    September 30     December 31
(in thousands)                                          2005             2004
--------------------------------------------------------------------------------
Net deferred income tax asset                         $54,085          $31,796
Low-income housing tax credit fund investments         18,632           20,578
Cash surrender value of life insurance                  9,464            9,768
Prepaid expenses                                        6,839            4,872
Prepaid pension asset                                       -            1,865
Miscellaneous investments, receivables and other
  assets                                               34,176           20,001
--------------------------------------------------------------------------------
   Total other assets                                $123,196          $88,880
--------------------------------------------------------------------------------

Other Liabilities
--------------------------------------------------------------------------------
                                                    September 30     December 31
(in thousands)                                          2005             2004
--------------------------------------------------------------------------------
Accrued taxes and expenses                            $52,119          $22,959
Dividends payable                                      12,065           11,638
Liability for postretirement benefits other
  than pensions                                        11,512           10,344
Liability for pension benefits                          3,110                -
Trade date securities payable                               -            4,583
Miscellaneous payables, deferred income and
  other liabilities                                    15,807           16,437
--------------------------------------------------------------------------------
   Total other liabilities                            $94,613          $65,961
--------------------------------------------------------------------------------

         The balance of miscellaneous investments, receivables and other assets at September 30, 2005 included $5.7 million related to pending insurance recoveries. See Note 2 for a discussion of natural disasters affecting Whitney in the third quarter of 2005.

NOTE 6
EMPLOYEE BENEFIT PLANS

Retirement Plans
         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements. The Company made no contributions to the plan during 2004 or the first nine months of 2005, but anticipates making a $10 million contribution during the fourth quarter of 2005. The components of net pension expense were as follows:

---------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended              Nine Months Ended
                                                          September 30                   September 30
---------------------------------------------------------------------------------------------------------------
(in thousands)                                          2005           2004           2005           2004
---------------------------------------------------------------------------------------------------------------
Service cost for benefits during the period           $1,706         $1,628         $5,221         $4,884
Interest cost on benefit obligation                    1,814          1,639          5,394          4,917
Expected return on plan assets                        (2,098)        (2,007)        (6,255)        (6,020)
Amortization of:
   Unrecognized net actuarial losses                     244            108            675            324
   Unrecognized prior service cost                       (27)           (27)           (81)           (81)
---------------------------------------------------------------------------------------------------------------
Net pension expense                                   $1,639         $1,341         $4,954         $4,024
---------------------------------------------------------------------------------------------------------------

         Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. The net pension expense for nonqualified plan benefits was approximately $.3 million for the third quarter and $.8 million year-to-date in 2005. The 2004 totals were $.2 million and $.6 million, respectively.

Health and Welfare Plans
         Whitney maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
         Whitney recognized a net periodic expense for postretirement benefits of approximately $.6 million in the third quarter of 2005 and $.2 million in the third quarter of 2004. Year-to-date expense through September 30 was $1.7 million in 2005 and $1.3 million in 2004. None of the individual components of the net periodic expense was individually significant for any period.

NOTE 7
STOCK-BASED INCENTIVE COMPENSATION
         Whitney maintains incentive compensation plans that incorporate stock-based compensation. The plans for both employees and directors have been approved by the Company's shareholders.
         During June 2005, annual stock-based compensation awards were made under each of these plans as follows:

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

---------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended            Nine Months Ended
                                                            September 30                  September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)          2005            2004           2005            2004
---------------------------------------------------------------------------------------------------------------
Net income                                            $9,123         $22,078        $67,200         $70,139
Stock-based compensation expense included
  in reported net income, net of related tax
  effects                                              1,544           1,282          4,913           4,263
Stock-based compensation expense determined
  under fair-value based method for all awards,
  net of related tax effects                          (1,185)           (981)        (6,424)         (7,223)
---------------------------------------------------------------------------------------------------------------
Pro forma net income                                  $9,482         $22,379        $65,689         $67,179
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                $.15            $.36          $1.09           $1.15
     Basic - pro forma                                   .15             .36           1.06            1.11
     Diluted - as reported                               .14             .35           1.07            1.14
     Diluted - pro forma                                 .15             .36           1.05            1.09
---------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options awarded            -               -           $6.09           $6.64
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

As of September 30, 2005, no stock options awarded by the Company had service requirements that continue beyond December 31, 2005. The service requirements for certain restricted stock awards do extend beyond December 31, 2005, and the related compensation expense recognized after that date will differ from what would have been recognized under APB No. 25. The extent of this difference cannot be determined at this time, but it is unlikely to be material. The impact of the revised standard on the accounting for future awards of stock-based compensation will depend on the timing and terms of those awards.

NOTE 8
CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney's financial condition, results of operations or cash flows.
         See Note 2 for a discussion of natural disasters affecting Whitney in the third quarter of 2005, including comments about contingencies surrounding the resolution of insurance claims.

NOTE 9
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.
         Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Many such commitments are used only partially or not at all before they expire. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Loan commitments generally have fixed expiration dates and may require payment of a fee. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates, and many lines remain partly or wholly unused.
         Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. A substantial majority of standby letters of credit outstanding at September 30, 2005 and December 31, 2004 have a term of one year or less.
         The Bank's exposure to credit losses from these financial instruments is represented by their contractual amounts. The Bank follows its standard credit policies in approving loan facilities and financial guarantees and requires collateral support if warranted. The required collateral could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

         A summary of off-balance-sheet financial instruments follows:

--------------------------------------------------------------------------------
                                                   September 30      December 31
(in thousands)                                         2005             2004
--------------------------------------------------------------------------------
Commitments to extend credit - revolving            $1,763,251       $1,652,600
Commitments to extend credit - nonrevolving            574,729          415,173
Credit card and personal credit lines                  473,880          437,386
Standby and other letters of credit                    361,401          355,040
--------------------------------------------------------------------------------

NOTE 10
EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share were as follows:

---------------------------------------------------------------------------------------------------------------
                                                            Three months ended             Nine months ended
                                                               September 30                   September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              2005            2004           2005            2004
---------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                          $9,123         $22,078        $67,200         $70,139
     Effect of dilutive securities                            -               -              -               -
---------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per share            $9,123         $22,078        $67,200         $70,139
---------------------------------------------------------------------------------------------------------------
Denominator:
     Weighted-average shares outstanding             62,699,332      61,454,091     61,764,918      60,735,549
     Effect of potentially dilutive securities
       and contingently issuable shares                 879,791         872,445        992,838         962,193
---------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share      63,579,123      62,326,536     62,757,756      61,697,742
---------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                 $.15            $.36          $1.09           $1.15
     Diluted                                                .14             .35           1.07            1.14
---------------------------------------------------------------------------------------------------------------
Antidilutive stock options                              502,825         732,675        169,450         246,008
---------------------------------------------------------------------------------------------------------------

NOTE 11
STOCK REPURCHASE PROGRAM
         In October 2004, the Board of Directors authorized the Company to repurchase up to 2.625 million shares of its common stock (1.75 million shares before adjustment for the three-for-two stock split in May 2005). As of September 30, 2005, Whitney had completed the repurchase program.

NOTE 12
STOCK SPLIT
         On April 27, 2005, the Board of Directors authorized a three-for-two split of the Company's common stock that was paid in the form of a 50% stock dividend on May 25, 2005 to shareholders of record on May 11, 2005. All share and per share data in this quarterly report reflect this split.

NOTE 13
COMPREHENSIVE INCOME OR LOSS
         Comprehensive income or loss for a period encompasses net income and all other changes in a company's equity other than from transactions with its owners. Whitney's comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended            Nine Months Ended
                                                            September 30                 September 30
-------------------------------------------------------------------------------------------------------------
(in thousands)                                         2005            2004           2005          2004
-------------------------------------------------------------------------------------------------------------
Net income                                            $9,123         $22,078        $67,200       $70,139
Other comprehensive income (loss):
  Unrealized holding gain (loss) on securities,
    net of reclassification adjustments and taxes     (7,266)         20,837        (11,366)       (8,207)
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                  $1,857         $42,915        $55,834       $61,932
-------------------------------------------------------------------------------------------------------------

NOTE 14
ACCOUNTING PRONOUNCEMENTS
         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation. Information about the more significant provisions of SFAS No. 123R, including effective dates, and the expected impact on the Company's financial results is presented in Note 7.
         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3 to address the accounting for differences between contractual cash flows and expected cash flows from loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits the "carrying over" or creation of valuation allowances in the initial accounting for all acquired loans that are within its scope. It also specifies how these differences impact the yield subsequently recognized on these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004 and does not change the accounting for loans previously acquired. The impact of applying this SOP in accounting for the Destin Bancshares, Inc. acquisition in April 2005 was immaterial.

                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                               SELECTED FINANCIAL DATA
                                                    (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                      Third        Second          Third    Nine Months ended September 30
                                                      Quarter      Quarter        Quarter   ------------------------------
(dollars in thousands, except per share data)          2005         2005            2004          2005            2004
--------------------------------------------------------------------------------------------------------------------------
QUARTER-END BALANCE SHEET DATA
Total assets                                       $9,431,253    $8,920,289     $8,072,040    $9,431,253     $8,072,040
Earning assets                                      8,247,993     8,145,344      7,463,380     8,247,993      7,463,380
Loans                                               6,462,623     6,284,625      5,380,023     6,462,623      5,380,023
Investment securities                               1,719,026     1,761,875      2,042,615     1,719,026      2,042,615
Deposits                                            7,478,921     7,169,236      6,490,808     7,478,921      6,490,808
Shareholders' equity                                  945,229       955,583        919,999       945,229        919,999
--------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
Total assets                                       $8,999,177    $8,833,445     $7,882,497    $8,688,833     $7,795,897
Earning assets                                      8,158,377     8,104,745      7,309,316     7,955,598      7,246,325
Loans                                               6,332,291     6,102,380      5,231,828     6,011,389      5,069,875
Investment securities                               1,752,317     1,947,260      2,052,769     1,892,291      2,148,849
Deposits                                            7,229,462     7,086,179      6,440,765     6,971,880      6,270,394
Shareholders' equity                                  966,771       933,976        882,744       929,561        866,804
--------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Interest income                                      $120,910      $114,003        $90,472      $337,102       $262,677
Interest expense                                       23,225        19,434         10,286        56,429         28,942
Net interest income                                    97,685        94,569         80,186       280,673        233,735
Net interest income (TE)                               99,116        96,023         81,725       285,072        238,265
Provision for loan losses                              34,000         1,500              -        37,000              -
Noninterest income                                     20,305        22,211         20,053        63,907         62,351
  Net securities gains in noninterest income                -            68             68            68             68
Noninterest expense                                    71,678        72,382         68,261       210,321        194,559
Net income                                              9,123        29,321         22,078        67,200         70,139
--------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                                  .40%         1.33%          1.11%         1.03%          1.20%
Return on average shareholders' equity                   3.74         12.59           9.95          9.67          10.81
Net interest margin (TE)                                 4.83          4.75           4.46          4.79           4.39
Average loans to average deposits                       87.59         86.12          81.23         86.22          80.85
Efficiency ratio                                        60.02         61.25          67.11         60.28          64.73
Allowance for loan losses to loans                       1.41           .93           1.02          1.41           1.02
Nonperforming assets to loans plus foreclosed
  assets and surplus property                             .69           .31            .53           .69            .53
Annualized net charge-offs (recoveries) to average loans  .11           .03            .33           .09            .19
Average shareholders' equity to average assets          10.74         10.57          11.20         10.70          11.12
Shareholders' equity to total assets                    10.02         10.71          11.40         10.02          11.40
Leverage ratio                                           8.45          8.63          10.05          8.45          10.05
--------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
Earnings Per Share
  Basic                                                  $.15          $.47           $.36         $1.09          $1.15
  Diluted                                                 .14           .46            .35          1.07           1.14
Dividends
  Cash dividends per share                               $.25          $.25           $.22          $.73           $.66
  Dividend payout ratio                                173.41%        53.89%         62.74%        68.21%         58.04%
Book Value Per Share                                   $14.94        $15.11         $14.61        $14.94         $14.61
Trading Data
  High sales price                                     $33.69        $33.00         $30.12        $33.69         $30.12
  Low sales price                                       26.60         28.65          26.60         26.60          26.35
  End-of-period closing price                           27.04         32.63          28.00         27.04          28.00
  Trading volume                                   18,314,726     6,531,000      7,243,113    34,258,321     17,468,834
Average Shares Outstanding
  Basic                                            62,699,332    62,004,132     61,454,091    61,764,918     60,735,549
  Diluted                                          63,579,123    63,076,155     62,326,536    62,757,756     61,697,742
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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2004 to September 30, 2005 and on their results of operations during the third quarters of 2005 and 2004 and during the nine-month periods through September 30 in each year. Nearly all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in
Item 1. This discussion and analysis should be read in conjunction with the Company's 2004 annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS
         This discussion contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of future plans and strategies. Forward-looking statements often contain words such as "anticipate," "believe," "could," "continue," "estimate," "expect," "forecast," "goal," "intend," "plan," "predict," "project" or other words of similar meaning.
         The two hurricanes that affected portions of Whitney's service area during the third quarter of 2005 are discussed below in the "Overview" section and in various other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations." There is pervasive uncertainty surrounding the future economic conditions that will emerge in the storm-impacted areas. As a result, management's estimates of the financial impact of these disasters on Whitney as presented in the discussion are subject to a greater degree of possible imprecision than is inherent in other forward-looking statements. The more significant estimates are included in the discussion of credit quality and the allowance for loan losses and the discussion of casualty, repair and disaster response costs and related insurance coverages. Other estimates are incorporated in the discussions of deposit build-ups by customers in the storm-affected areas, of increased liquidity balances due to operational disruptions, and of storm-related changes to various categories of noninterest income and noninterest expense.
         Additional forward-looking statements made in this discussion include, but may not be limited to, (a) comments about conditions impacting certain sectors of the loan portfolio, (b) information about changes in the duration of the investment portfolio with changes in market rates, (c) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity, (d) discussion of the performance of Whitney's net interest income, net interest margin, yields on the loan and investment portfolios, and deposit rates assuming certain conditions, and (e) comments on expected changes or trends in expense levels for retirement benefits, occupancy, equipment and data processing, and amortization of intangibles.
         Although Whitney believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.

         Factors that could cause actual results to differ from those expressed in the Company's forward-looking statements include, but are not limited to:
        o The actual pace and magnitude of economic recovery in the regions impacted by the two hurricanes that affected portions of Whitney's service area during the third quarter of 2005 compared to management's current views on recovery;
        o Changes in economic and business conditions, including those caused by future natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of Whitney's customer base.
        o Changes in interest rates that affect the pricing of Whitney's financial products, the demand for its financial services and the valuation of its financial assets and liabilities.
        o Changes in laws and regulations that significantly affect the activities of the banking industry and the industry's competitive position relative to other financial service providers.
        o Technological changes affecting the nature or delivery of financial products or services and the cost of providing them.
        o The failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions.
        o Management's inability to develop and execute plans for Whitney to effectively respond to unexpected changes.
         Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

OVERVIEW

NATURAL DISASTERS AFFECTING WHITNEY IN THIRD QUARTER OF 2005
         Two strong hurricanes affected portions of Whitney's service area during the third quarter of 2005. In late August, Hurricane Katrina hit the greater New Orleans area and the Mississippi gulf coast, with lesser impacts on coastal Alabama and the western panhandle of Florida. Hurricane Rita made landfall toward the end of September across the coastal area at the border of Texas and Louisiana, with a major impact on southwest Louisiana, including the Lake Charles area.
         These two storms caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas. Governmental, private and philanthropic agencies provided significant immediate disaster relief, including direct financial assistance, and numerous legislative proposals, both local and national, have been adopted or are under consideration regarding long-term assistance to rebuild and revitalize disaster areas. Such proposals will inevitably address whether and how rebuilding should take place in areas still vulnerable to devastation from future storms. This is particularly applicable both to New Orleans and certain contiguous parishes, where the existing levee system did not prevent storm surge from flooding sections of the area for extended periods, and also to coastal communities with direct exposure to the Gulf of Mexico.
         The following summarizes the more significant financial repercussions of these natural disasters for the Company and the Bank.

Credit Quality and Allowance for Loan Losses
         At September 30, 2005, management had increased the allowance for loan losses to $91 million compared to $54 million at year-end 2004, and recorded a $34 million provision for loan losses for the third quarter of 2005. These amounts incorporate management's estimate, based on available information, of inherent losses resulting from the impact of the recent storms. As management acquires additional information on overall economic prospects in the affected areas together with further assessments by loan officers of individual borrowers, the loss estimate will be revised as needed, and these revisions could be material.
         Management's approach to estimating the storm impact on credit quality and the significant uncertainties surrounding this estimate are discussed in the section below on "Loans, Credit Risk Management and Allowance for Loan Losses"

Disaster Response Plan and Relocation Costs, Casualty Losses and Related
  Insurance
         The Bank implemented its disaster response plan as the first storm approached the coast. To operate in disaster response mode, the Bank incurred expenses for, among other things, the use of a pre-designated back-up main data processing center, the lease of temporary equipment and facilities, lodging and other expenses for relocated personnel, and emergency communications with customers regarding the status of Bank operations. Over time, the Bank relocated over 600 of its New Orleans-based staff to maintain operations. Certain departments began returning in late October, and most staff should be back in place by the end of 2005. The disaster response plan and relocation costs incurred as of September 30, 2005, totaled approximately $4 million, and management currently estimates that an additional $15 million will be accumulated by year-end 2005. Certain costs may continue into 2006 as the Company addresses the issue of ongoing housing needs of employees that have returned to impacted areas and certain operation issues. Whitney maintains insurance for its disaster response costs, as well as for certain revenue lost through business interruption, with a coverage limit of at least $25 million.
         A number of the Bank's facilities and their contents were damaged by these storms. Seventeen branch locations remain closed, of which six are considered total losses. A number of the reopened facilities, including the main office in New Orleans, require some degree of structural repairs and the repair or replacement of equipment and furnishings. Management has currently estimated that repair costs and asset impairments will total approximately $24 million, of which $1.7 million was incurred or identified as of September 30, 2005. Whitney's casualty insurance coverage totals at least $150 million per occurrence.
         Management believes, based on its understanding of the coverages, that recovery of the costs incurred and asset impairments as of September 30, 2005 is probable, subject to specified deductibles. A receivable of $5.7 million was included in other assets at September 30, 2005 for the expected recovery, and third quarter noninterest expense included a $1.1 million pre-tax charge to reflect the deductibles. Management also believes that insurance will cover substantially all future relocation costs, and there is the possibility that some gains, currently estimated at $15 million, will be recognized with respect to casualty claims, but this is contingent on reaching agreement on the Company's claims with the insurance carriers.

Deposits and Related Service Charges
         Subsequent to the storms, the Bank saw a fairly rapid accumulation of demand deposits, mainly related to customers in areas most affected by the hurricanes. Some of the underlying causes are presented in the following section on "Deposits and Borrowings." Following the storms, the higher deposits maintained by this group of customers served to reduce the incidence of certain deposit account transactions that generate fee income for the Bank. This reduction is addressed in the "Noninterest Income" section of the discussion of Whitney's results of operations below. That section also addresses the storms' impact on certain other sources of deposit service charges and other types of noninterest income.

Operational Changes and Liquidity Management
         In the aftermath of the storms, the Bank was required to make changes in the way it processes and collects cash items which led to recurring delays in funds availability. The Bank also changed strategies for managing cash on hand in the face of the unusual circumstances and disruptions to normal supply and delivery channels. As discussed below in the section on "Liquidity Management and Contractual Obligations," these are the main factors behind a significant increase in the balance of cash on hand and due from financial institutions at September 30, 2005 compared to year-end 2004.

HIGHLIGHTS OF FINANCIAL RESULTS
         Including the various storm-related impacts, Whitney earned $9.1 million for the quarter ended September 30, 2005, down 59% from net income of $22.1 million reported for the third quarter of 2004. Per share earnings were $.15 per basic share and $.14 per diluted share for 2005's third quarter, each also approximately 59% lower than per share earnings of $.36 and $.35, respectively, for the year-earlier period.
         Year-to-date earnings of $67.2 million in 2005 were 4% below results for the comparable period in 2004. On a per-share basis, earnings were $1.09 per basic share and $1.07 per diluted share year to date in 2005. These were 5% and 6%, respectively, below 2004's per share earnings. All share and per share data in this quarterly report reflect the three-for-two split of Whitney's common stock that was effective May 25, 2005.
         On April 22, 2005, Whitney completed its acquisition of Destin Bancshares, Inc. Destin's major subsidiary was Destin Bank, which operated ten banking centers with approximately $540 million in total assets and $440 million in deposits at acquisition. The transaction was valued at $115 million, with $58 million paid to Destin shareholders in cash and the remainder in Whitney stock totaling 1.9 million shares (1.3 million before adjustment for the three-for-two stock split in May 2005). Whitney's financial information for 2005 includes the results from these acquired operations since the acquisition date.
         Other selected third quarter highlights follow:
         o Whitney's net interest income (TE) for the third quarter of 2005 increased $17.4 million, or 21%, compared to the third quarter of 2004, driven by both the 12% increase in average earning assets and a wider net interest margin. The net interest margin (TE) was 4.83% for the third quarter of 2005, up 37 basis points from the year-earlier period.
         o Average total loans for the quarter, including loans held for sale, were up 22% compared to the third quarter of 2004, with approximately 10% coming from the Destin Bank acquisition in April 2005 and the Madison Bank acquisition in August 2004. Average investment securities decreased 15% from the third quarter of 2004 to 2005's third quarter, with proceeds supporting loan growth. Average earning assets for the quarter were up a net 12% compared to the third quarter of 2004. Most of the net growth in earning assets compared to the third quarter of 2004 was funded by 12% growth in average deposits, approximately half of which was related to acquisitions.

         o Whitney provided $34 million for loan losses in the third quarter of 2005, mostly reflecting management's initial estimate of the impact of the recent storms. There had been no provision in the third quarter of 2004. Net-charge offs totaled $1.7 million in 2005's third quarter, compared to net charge-offs of $4.3 million in the third quarter of 2004. There was a $25 million net increase in total nonperforming loans from the end of 2005's second quarter, with approximately half from storm-impacted credits. The total of loans criticized through the internal credit risk classification process increased by $38 million during this period.
         o Noninterest income increased 1%, or $.3 million, from the third quarter of 2004. While improvements were noted in a number of income categories, reflecting both internal growth and contributions from acquired operations, revenue from service charges on deposit accounts in 2005's third quarter was down 17%, or $1.6 million, compared to the year-earlier period. The impact of the accumulation of deposit balances after the storms by customers from the areas most impacted was discussed earlier. Another important factor was the earnings credit allowed against service charges on certain business deposit accounts that has grown with the rise in short-term market rates.
         o Noninterest expense in the third quarter of 2005 increased 5%, or $3.4 million, from 2004's third quarter. Incremental operating costs associated with Destin Bank and other banking operations acquired in August 2004 totaled approximately $3.0 million in the third quarter of 2005, and the amortization of intangibles acquired in these transactions added $.9 million to expense for the current year's period. Personnel expense increased 11%, or $4.1 million, in total, including approximately $1.7 million for the staff of acquired operations and an additional $.6 million for compensation earned under management incentive programs. As noted earlier, Whitney recognized a storm-related loss of $1.1 million in the third quarter of 2005. Other noninterest expense in the third quarter of 2004 included $1.6 million related to a loss on abandoning a lease and a $.6 casualty loss for storm damage in that period. The prior year's quarter also included $.5 million for system conversion services related to Madison Bank.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES
Loan Portfolio Developments
         Total loans increased $836 million, or 15%, from year-end 2004 to the end of 2005's third quarter, and were up 20%, or $1.1 billion, from the end of 2004's third quarter. Whitney acquired a $390 million loan portfolio with Destin Bank in April 2005. Table 1 shows loan balances by type of loan at September 30, 2005 and at the end of the four prior quarters. The following discussion provides a brief overview of the composition of the different portfolio segments and the customers served in each as well as recent changes. The section below on "Credit Risk Management and Allowance for Loan Losses" provides some additional information on the recent storms' impact on the loan portfolio.

TABLE 1.  LOANS

---------------------------------------------------------------------------------------------------------------
                                                      2005                                    2004
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)           September 30         June 30        March 31       December 31   September 30
---------------------------------------------------------------------------------------------------------------
Commercial, financial and
    agricultural                   $2,614,414      $2,506,878      $2,355,929        $2,399,794     $2,263,882
Real estate  -  commercial,
    construction and other          2,684,353       2,637,708       2,273,158         2,209,975      2,104,184
Real estate  -
    residential mortgage              790,823         779,178         676,250           685,732        684,303
Individuals                           373,033         360,861         336,694           330,775        327,654
---------------------------------------------------------------------------------------------------------------
    Total loans                    $6,462,623      $6,284,625      $5,642,031        $5,626,276     $5,380,023
---------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, grew 9%, or $215 million, between year-end 2004 and September 30, 2005, including approximately $37 million from the Destin Bank acquisition. This portfolio sector grew 15%, or $351 million, from the end of 2004's third quarter. Overall the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2004.
         Loans outstanding to oil and gas industry customers represented approximately 9% of total loans at September 30, 2005, little changed from the percentage at year-end 2004. The major portion of Whitney's customer base in this industry provides transportation and other services and products to support exploration and production activities. With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years.
         Outstanding balances under participations in larger shared-credit loan commitments totaled $348 million at the end of 2005's third quarter, including approximately $111 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.

         The commercial real estate portfolio includes loans for construction and real estate development, for financing of income-producing properties, and loans secured by properties used in commercial or industrial operations. This portfolio sector grew 21%, or $474 million, from December 31, 2004, and has increased 28%, or $580 million, since the end of the third quarter of 2004. The Destin Bank acquisition added approximately $240 million to this category in 2005, with construction and real estate development loans making up over three quarters of the total. Whitney continues to develop new business in this highly competitive sector throughout its market area in addition to financing new projects for its established customer base. Activity in this portfolio sector has been driven by condominium and apartment projects and single-family residential development, particularly in the eastern Gulf Coast region, and the development of retail, office and industrial properties by customers throughout Whitney's market area. The future pace of new real estate project financing will reflect the level of confidence by Whitney and its customers in the sustainability of favorable economic conditions. The rate of portfolio growth in a given period will also be affected by the refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.
         The residential mortgage loan portfolio increased by approximately 15%, or $105 million, from the end of 2004 to September 30, 2005. Growth in this category has mostly come from acquisitions outside storm-affected areas. Whitney continues to sell most conventional residential mortgage loan production in the secondary market.

Credit Risk Management and Allowance for Loan Losses
         As described above in the "Overview" section, two strong hurricanes affected portions of Whitney's service area during the third quarter of 2005. These storms caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas.
         In addition to immediate uncertainties regarding the adequacy and timeliness of insurance recoveries, continued personal employment, and availability of goods and services to operate homes and businesses, there is a significant level of uncertainty regarding the level of economic activity to which the region will return over time. Some of the more important questions that cannot currently be answered include how and when rebuilding will take place, including the rebuilding of public infrastructure, what level of government, private or philanthropic funds will be invested in the affected communities, how many dislocated individuals will return in both the short and long term, and what other demographic changes will take place.
         Whitney's traditional underwriting practices and credit management process have resulted in a loan portfolio that management believes could be expected to perform better in such a situation than portfolios that are not as conservatively underwritten and managed. Management has estimated that loans to customers with some level of operations in or resident in the impacted areas totaled $2.8 billion at September 30, 2005. The composition of these loans generally reflects the composition of the entire portfolio, which is over 80% weighted toward commercial and commercial real estate loans.
         Approximately three-fourths of the commercial and commercial real estate component of the storm-impacted portfolio consists of loan relationships individually in excess of $1 million. The commercial relationships primarily represent larger corporate borrowers with significant resources that serve multiple market areas, have the ability to shift physical operations and are backed by strong guarantors. Many customers, though headquartered in the storm-affected areas, only have a small portion of their operations and derive a small portion of their revenues directly from those areas. Most of Whitney's customers in heavy industry and manufacturing are located in areas that did not flood. Customers in the oil and gas industry were little affected by Hurricane Katrina. However, there was serious disruption to production in the Gulf of Mexico from Hurricane Rita, which could result in increased business for many of Whitney's borrowers that service those production facilities.
         Tourism, an important facet of the New Orleans economy, was severely curtailed in the aftermath of Hurricane Katrina. The convention business is expected to dramatically decline in 2006; however, the Convention Center is expected to be repaired in time to be capable of hosting the strong convention business that was already booked for 2007. Hotel operators and properties financed by Whitney generally received little damage and are currently benefiting from contraction in the number of hotel rooms available in the market. These operators expect to be able to fill their properties with contractors and government workers in the short term. The most pressing issue for Whitney's hotel and restaurant customers at present has been difficulty in hiring and housing sufficient work forces to staff their establishments.
         The operations and loan performance of larger commercial relationships assigned before the storm to the lowest risk categories are generally not expected to be seriously affected by the storms. Commercial or commercial real estate loans to contractors have been judged to be either neutrally or favorably impacted as a result of repair work and housing shortages in the affected areas. Some of these relationships include loans substantially secured by real property used in commercial operations. These and other larger commercial real estate loans in the storm-impacted portfolio have appropriate loan-to-value margins and collateral that generally was not seriously affected or was well-insured.
         Middle market and small business loans, including those secured by smaller retail or office properties, make up the other one-fourth of the storm-impacted commercial and commercial real estate portfolio. The customers in this portfolio segment represent a significant diversity of industries. Certain types of businesses are expected to perform adequately and some may in fact prosper during the initial repopulation and rebuilding phase. Examples include wholesale and retail distributors, restaurants, certain professional services, and equipment rental companies. Overall, however, such smaller businesses tend to have more limited resources and operating flexibility than larger businesses, and are more susceptible to the risks posed by a possible prolonged recovery period and eventual economic shrinkage in the impacted markets. Undoubtedly, some of these businesses will not return or reopen in the affected areas.
         Loans in the storm-impacted consumer portfolio, both secured and unsecured, are underwritten principally on income streams, with collateral viewed as a secondary source of repayment. Properties used as collateral generally require insurance, minimizing the potential loss in some cases. The storms' impact will vary widely within the consumer portfolio, with some individual borrowers experiencing the devastation of loss of both home and employment and others surviving with both homes and jobs intact.
         Management's evaluation of credit risk in the loan portfolio is ultimately reflected in the estimate of probable losses inherent in the portfolio that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to expense. The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.

         The recorded allowance has historically encompassed three elements: (1) allowances established for losses on loans whose credit quality has been criticized by lending officers through the ongoing credit monitoring and risk-rating assignment process, as monitored and tested by an independent credit review function reporting to the Audit Committee of the Board of Directors; (2) allowances based on historical loss experience for loans with acceptable credit quality and groups of homogeneous loans not individually rated; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company. The allowance for criticized loans includes any specific allowances determined for loans that are deemed impaired under the definition in Statement of Financial Accounting Standards No. 114. The allowance for the remainder of criticized loans is calculated by applying loss factors to loan balances aggregated by severity of the internal risk rating.
         Management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the recent storms on credit quality and inherent loss. While it is clear that the recent storms will have significant and long-term economic repercussions, both positive and negative, for Whitney's business and individual loan customers in the most severely affected parts of the broader storm-impact area, it is too early to assess with precision the storms' ultimate effect on loan collections. Whitney's loan officers are making individual storm-impact assessments on the customers in their portfolios, although operational disruptions to both the Company and its customers have made this process initially difficult. As specific storm-related problem credits are identified, they are evaluated through the normal risk rating process with other criticized loans.
         Because of the pervasive uncertainties encountered and the initial difficulty in making a detailed assessment of each loan immediately after the storms, a separate element of the allowance was determined at the end of the third quarter to represent the estimate of inherent losses. Estimates of the storms' effect on loan losses will change over time as additional information becomes available, and any related revisions in the allowance calculation will be reflected in the provision for loan losses as they occur. Such revisions could be material.
         Following the storms, the Bank specifically reviewed all loans previously criticized plus $1.1 billion of commercial and commercial real estate lending relationships greater than $1 million to identify the possible impact of the storms on the borrowers' ability to repay. Results from this large sample review were used to estimate the inherent losses in the remaining storm-impacted portfolio. Commercial and commercial real estate relationships were segmented between those over and under $1 million in order to reflect the differences between large businesses and middle market/small businesses in their depth of resources and breadth of market area.
         Commercial and commercial real estate credits less than $1 million, residential mortgage loans and consumer credits were further segmented to identify borrowers residing or operating in severely impacted areas versus those in lesser impacted areas. Other factors used to estimate the effect on these credits included pre-storm risk ratings or credit scores, as well as whether the credits were secured by cash or real estate. It will be difficult to gather all the information useful in assessing the condition of the consumer loan portfolio over the next ninety-day period due to deferral programs offered by the Bank in the immediate aftermath of the hurricanes.
         Based on the results of its normal allowance methodology plus the above-described reviews and estimates related to the two hurricanes, Whitney determined that an allowance for loan losses of $91 million was required at September 30, 2005. This allowance was up $32 million from June 30, 2005, of which approximately $31 million was directly related to management's initial evaluation of the storms' impact on credit quality. Other less significant factors were an increase in the allowance for losses on criticized loans, excluding storm-impacted credits, and overall loan portfolio growth. Management's regular quarterly reassessment of loss experience factors and the consideration of general economic and other qualitative risk factors, apart from those directly related to the recent storms, had little impact.
         There was a $25 million net increase in total nonperforming loans from the end of 2005's second quarter, as shown in Table 2, including approximately $12 million identified through the storm-impact assessment process. Collections on nonperforming loans were not significant during the quarter. Nonperforming loans encompass substantially all loans separately evaluated for impairment, and the allowance for impaired loans increased by $10 million between June 30, 2005 and September 30, 2005, of which $6.9 million was directly storm-related. The increase in nonperforming loans was also reflected in the $13 million increase from the end of 2005's second quarter in the total of loans identified through the internal risk rating process as having doubtful prospects for full repayment. These loans totaled $21 million at September 30, 2005. The total of loans identified for special attention increased a net $27 million, to $126 million at September 30, 2005. One larger relationship with an outstanding balance of $11 million was identified for special attention, unrelated to the storms' impact. There was a net decrease of $2 million in the total of loans identified as having well-defined weaknesses that would likely result in some loss if not corrected. The total for this substandard risk classification was $108 million at September 30, 2005.
         Table 3 compares third quarter and year-to-date activity in the allowance for loan losses for 2005 with the comparable periods of 2004. There have been no significant trends related to industries or markets underlying the Company's historical charge-off and recovery activity or the changes in its nonperforming assets, other than those related to the recent storms.

TABLE 2.  NONPERFORMING ASSETS

-----------------------------------------------------------------------------------------------------------------
                                                                  2005                            2004
-----------------------------------------------------------------------------------------------------------------
                                                    September     June        March        December    September
(dollars in thousands)                                  30         30          31             31           30
-----------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis           $43,763     $18,521      $21,912       $23,597      $25,659
Restructured loans                                       30          32           36            49           61
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         43,793      18,553       21,948        23,646       25,720
Foreclosed assets and surplus property                  794       1,014        2,547         2,454        2,950
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                       $44,587     $19,567      $24,495       $26,100      $28,670
-----------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing (a)            $5,358      $3,185       $1,559        $3,533       $4,814
-----------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans
     plus foreclosed assets and surplus property        .69%        .31%         .43%          .46%         .53%
   Allowance for loan losses to
     nonperforming loans                                208         317          246           230          212
   Loans 90 days past due still accruing to
     loans                                              .08         .05          .03           .06          .09
-----------------------------------------------------------------------------------------------------------------
(a) Loans operating under disaster-related loan payment deferral programs are not deemed past due.
-----------------------------------------------------------------------------------------------------------------

TABLE 3.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

---------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended           Nine Months Ended
                                                             September 30                 September 30
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                    2005           2004          2005           2004
---------------------------------------------------------------------------------------------------------------
Balance at the beginning of period                      $58,647        $56,447       $54,345       $59,475
Allowances of acquired banks                                 -           2,461         3,648         2,461
Provision for loan losses charged to operations          34,000             -         37,000            -
Loans charged to the allowance:
  Commercial, financial and agricultural                 (2,064)        (4,369)       (6,200)       (8,030)
  Real estate - commercial, construction and other           -             (72)         (318)         (248)
  Real estate - residential mortgage                        (68)          (238)         (249)         (486)
  Individuals                                              (718)          (637)       (2,072)       (2,045)
---------------------------------------------------------------------------------------------------------------
     Total charge-offs                                   (2,850)        (5,316)       (8,839)      (10,809)
---------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                    858            601         2,474         2,063
  Real estate - commercial, construction and other           49             30           881            95
  Real estate - residential mortgage                         24             75           191           178
  Individuals                                               218            313         1,246         1,148
---------------------------------------------------------------------------------------------------------------
     Total recoveries                                     1,149          1,019         4,792         3,484
---------------------------------------------------------------------------------------------------------------
Net charge-offs                                          (1,701)        (4,297)       (4,047)       (7,325)
---------------------------------------------------------------------------------------------------------------
Balance at the end of period                            $90,946        $54,611       $90,946       $54,611
---------------------------------------------------------------------------------------------------------------
Ratios:
  Net annualized charge-offs to average loans               .11%           .33%          .09%          .19%
  Gross annualized charge-offs to average loans             .18            .41           .20           .28
  Recoveries to gross charge-offs                         40.32          19.17         54.21         32.23
  Allowance for loan losses to loans at period end         1.41           1.02          1.41          1.02
---------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES
         The investment securities portfolio balance decreased by $272 million, or 14%, from year-end 2004 to September 30, 2005. During the second quarter of 2005, Whitney sold securities with a carrying value of $183 million as part of its overall strategy to fund loan growth during that period. Average investment securities decreased 15%, or $300 million, from the third quarter of 2004 to 2005's third quarter. The composition of the average portfolio of investment securities and effective yields are shown in Table 7.
         The duration of the overall investment portfolio was 3.0 years at September 30, 2005, and would extend to 3.8 years assuming an immediate 300 basis point increase in market rates, according to the Company's asset/liability management model. Duration provides a measure of the sensitivity of the portfolio's fair value to changes in interest rates. At December 31, 2004, the portfolio's estimated duration was 3.1 years.
         Securities available for sale made up the bulk of the total investment portfolio at September 30, 2005. There was a net unrealized loss of $22 million on this portfolio segment at quarter end, compared to a net loss of $5 million at year-end 2004. Gross losses totaled $23 million at September 30, 2005 and were mainly related to mortgage-backed securities. The gross losses represented approximately 2% of the total amortized cost of the underlying securities. Substantially all the unrealized losses at September 30, 2005 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased.

Management identified no value impairment related to credit quality in the portfolio, and no value impairment was evaluated as other than temporary. At September 30, 2005, Whitney held no securities issued by local governmental units for areas significantly impacted by the recent storms.
         The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
         Deposits at September 30, 2005 were up 13%, or $866 million, from the level at year-end 2004. Destin Bank had approximately $440 million in deposits at acquisition in April 2005. Compared to September 30, 2004, deposits were up 15%, or $988 million.
         The overall mix of deposits remained favorable in the third quarter of 2005. During the quarter there was a sharp increase in noninterest-bearing deposits, which grew 16%, or $367 million, mainly related to customers in areas most affected by the hurricanes. A number of factors led to this accumulation of deposits. A wide range of payment deferral programs were made available to customers in the affected areas, similar to those Whitney offered to home mortgage and other consumer loan customers, and the disruption of services, such as utilities and telecommunications, reduced some of the larger recurring expenditures for these customers. Customer behavior also likely became more conservative regarding discretionary spending given the significant uncertainties, and greater use was made of credit purchases to conserve liquidity. At the same time, a large number of residents in the affected areas received FEMA and other disaster-relief payments and either continued with their normal employment or received salary continuation payments from employers. Many residents and businesses have also been receiving insurance proceeds, although use of these funds has often been deferred as decisions are made regarding rebuilding or relocation and delays are encountered in locating replacement goods or contracting for repairs.

TABLE 4. DEPOSIT COMPOSITION

-------------------------------------------------------------------------------------------------------------------------
                                                      2005                                          2004
-------------------------------------------------------------------------------------------------------------------------
                              September            June              March             December          September
(dollars in thousands)            30                30                 31                 31                 30
-------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing
  demand deposits            $2,668,493   36%   $2,301,989  32%    $2,165,751    32%  $2,111,703   32%   $2,008,634  31%
Interest-bearing deposits:
  NOW account deposits          917,861   12       883,453  12        861,389    13      901,859   14       818,677  13
  Money market deposits       1,146,188   15     1,204,013  17      1,190,772    18    1,270,479   19     1,353,702  21
  Savings deposits              847,628   11       803,076  11        771,547    11      709,887   11       691,402  11
  Other time deposits           728,539   10       754,315  11        677,509    10      694,458   10       729,410  10
  Time deposits
    $100,000 and over         1,170,212   16     1,222,390  17      1,054,118    16      924,221   14       888,983  14
-------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing      4,810,428   64     4,867,247  68      4,555,335    68    4,500,904   68     4,482,174  69
-------------------------------------------------------------------------------------------------------------------------
    Total                    $7,478,921  100%   $7,169,236 100%    $6,721,086   100%  $6,612,607  100%   $6,490,808 100%
-------------------------------------------------------------------------------------------------------------------------

         Table 4 presents the composition of deposits at September 30, 2005 and at the end of the previous four quarters. Movement among the different deposit categories since year-end 2004 also partly reflected the mix of deposits acquired with Destin Bank and the management of the pricing structure for different products. The composition of average deposits and the effective yields on interest-bearing deposits for the third and second quarters of 2005 and the third quarter of 2004 are presented in Table 7 below.
         Lower-cost deposits, which exclude time deposits, increased 12%, or $586 million, between year-end 2004 and the end of 2005's third quarter, including the $367 million increase in noninterest-bearing demand deposits discussed above. Compared to the end of the third quarter of 2004, lower-cost deposits were up 15%, or $708 million, with noninterest-bearing demand deposits up 33%, or $660 million. Noninterest-bearing demand deposits increased to 36% of total deposits at September 30, 2005 from 31% a year earlier, while total lower-cost deposits made up nearly three-quarters of deposits at the end of each period. The Destin Bank locations acquired in 2005 held $205 million in lower-cost deposits at September 30, 2005.
         Higher-cost time deposits at September 30, 2005 were up 17%, or $280 million, compared to year-end 2004, but decreased 4%, or $78 million, compared to June 30, 2005. Time deposits at the acquired Destin Bank locations totaled $128 million at September 30, 2005. Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain larger commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes. Whitney has attracted these funds partly as an alternative to other short-term borrowings.
         Short-term and other borrowings at September 30, 2005 were up $270 million from year-end 2004. This increase mainly reflected short-term liquidity needed to fund the increased level of cash on hand, due from banks and cash items in process of collection, the total for which was up $504 million at the end of 2005's third quarter compared to year-end 2004. The factors underlying the increase in cash balances are discussed in the following section on "Liquidity Management and Contractual Obligations."

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         Shareholders' equity totaled $945 million at September 30, 2005, which was an increase of $40 million from the end of 2004. The 1.9 million shares issued in the acquisition of Destin Bancshares, Inc. in April 2005 were valued at $57 million. Whitney repurchased 1.55 million of its common shares during 2005 at a cost of approximately $47 million. For the nine months of 2005, the Company retained $21 million of earnings, net of dividends declared, but this was partly offset by an $11 million decrease in other comprehensive income representing an unrealized net holding loss on securities available for sale during the period. Whitney recognized $18 million in additional equity during the first nine months of 2005 from activity in stock-based compensation plans for employees and directors, including option exercises. The Company declared dividends during the first nine months of 2005 that represented a payout totaling 68% of earnings for the period. The dividend payout ratio in 2004 was 57% for the full year.
         The ratios in Table 5 indicate that the Company remained strongly capitalized at September 30, 2005. The decrease in the various ratios from year-end 2004 reflected both the planned reduction in absolute capital levels through the stock repurchase program and an increase in risk-weighted assets. The increase in risk-weighted assets resulted mainly from an increase in loans, including those acquired with Destin Bank. Goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets. These intangible assets, however, are also deducted in determining regulatory capital and serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 5.  RISK-BASED CAPITAL AND CAPITAL RATIOS
----------------------------------------------------------------------------
                                           September 30          December 31
(dollars in thousands)                         2005                  2004
----------------------------------------------------------------------------
Tier 1 regulatory capital                   $741,910              $767,717
Tier 2 regulatory capital                     90,946                54,345
----------------------------------------------------------------------------
   Total regulatory capital                 $832,856              $822,062
----------------------------------------------------------------------------
Risk-weighted assets                      $7,435,075            $6,527,821
----------------------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average
     assets)                                    8.45%                 9.56%
   Tier 1 capital to risk-weighted assets       9.98                 11.76
   Total capital to risk-weighted assets       11.20                 12.59
   Shareholders' equity to total assets        10.02                 11.00
----------------------------------------------------------------------------

         The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency. The financial impact of the recent storms is not expected to impair the Company's or the Bank's ability to meet its regulatory capital requirements.

LIQUIDITY MANAGEMENT AND CONTRACTUAL OBLIGATIONS
Liquidity Management
         The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.
         On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on "Deposits and Borrowings" discusses changes in these liability funding sources over the first nine months of 2005. Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows.
         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2005 and 2004.
         The balance of cash and due from financial institutions at September 30, 2005 was up $504 million compared to year-end 2004. In the aftermath of the storms in the third quarter of 2005, the Bank was forced to make changes in the way it processes and collects cash items, both as a result of the relocation of certain of the Bank's processing sites and as a result of disruptions to the operations of other financial institutions, including the Federal Reserve Bank system, with which it normally cleared a significant percentage of its items. These changes and other operational factors lengthen the time before collections became available for use in daily liquidity management. The Bank's balances of cash on hand also increased after the storms, reflecting changes in cash management strategies in the face of the unusual circumstances and disruptions to normal supply and delivery channels and automated management tools.

         The sharp increase in deposits during the third quarter of 2005, as discussed earlier in the section on "Deposits and Borrowings," helped fund the increase in cash and due from banks, with additional funding provided by short-term borrowings. The level of cash balances will be reduced as the Bank re-establishes more normal operations, which may not fully happen until early 2006, with a corresponding decrease in the Bank's need to access short-term borrowings. Although the additional balances accumulated by deposit customers in the storm-affected areas are expected to be worked down over time, it is difficult to predict when and in what amounts this will happen, and there may be some additional growth temporarily as the large number of insurance claims are resolved. Management is monitoring changes in this portion of the deposit base as part of its liquidity management process.
         At September 30, 2005, Whitney Holding Corporation had approximately $85 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases, or other corporate uses, before consideration of any future dividends that may be received from the Bank. The dividend payable at September 30, 2005 totaled $12 million.

Contractual Obligations
         Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations were scheduled in Whitney's annual report on 10-K for the year ended December 31, 2004. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. The Company and the Bank have no significant long-term borrowings.
         During the first quarter of 2005, the Bank entered into a contract to outsource virtually all aspects of its ATM operations, including ownership of the equipment. This contract allows Whitney to avoid significant costs to upgrade its ATMs to comply with new regulatory mandates and is expected to be the less expensive solution to compliance. The contract calls for annual payments in excess of $3 million for a seven-year period, or a total of approximately $24 million over the life of the contract. The contract is being phased-in during 2005 and payments during the current year will be substantially less than the scheduled annual outlay. Apart from this contract, there have been no material changes in contractual obligations from year-end 2004 through the end of 2005's third quarter. Whitney expects that most of the funds needed to repair or replace banking premises and equipment damaged or destroyed by the recent storms will be provided by insurance.

OFF-BALANCE SHEET ARRANGEMENTS
         As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. The most significant off-balance-sheet obligations are the Bank's commitments under traditional credit-related financial instruments. Table 6 schedules these commitments as of September 30, 2005 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6.  CREDIT-RELATED COMMITMENTS

----------------------------------------------------------------------------------------------------------------
(in thousands)                                Commitments expiring by period from September 30, 2005
----------------------------------------------------------------------------------------------------------------
                                                        Less than        1 - 3        3 - 5    More than
                                               Total       1 year        years        years      5 years
----------------------------------------------------------------------------------------------------------------
Loan commitments - revolving              $1,763,251   $1,314,342     $290,186     $158,569         $154
Loan commitments - nonrevolving              574,729      264,417      310,312            -            -
Credit card and personal credit lines        473,880      473,880            -            -            -
Standby and other letters of credit          361,401      299,107       62,294            -            -
----------------------------------------------------------------------------------------------------------------
   Total                                  $3,173,261   $2,351,746     $662,792     $158,569         $154
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

ASSET/LIABILITY MANAGEMENT
         The objective of the Company's asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
         Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at the end of 2005's third quarter indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2004. Based on these simulations, annual net interest income

(TE) would be expected to increase $18.6 million, or 4.5%, and decrease $23.8 million, or 5.8%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and assumes a stable rate environment and structure. The comparable simulation run at year-end 2004 produced results that ranged from a positive impact on net interest income (TE) of $17.3 million, or 4.8%, to a negative impact of $25.6 million, or 7.1%. The actual impact that changes in interest rates have on net interest income will depend on many factors. These include Whitney's ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes and corresponding movement in interest rate spreads and the level of success of asset/liability management strategies implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
         Whitney's net interest income (TE) increased $17.4 million, or 21%, in the third quarter of 2005 compared to the third quarter of 2004. Average earning assets were 12% higher in the third quarter of 2005 and the net interest margin
(TE) widened 37 basis points to 4.83% from 4.46% in the third quarter of 2004. The net interest margin (TE) is net interest income (TE) as a percent of average earning assets. The most important factors behind the increase in net interest income between these periods were loan growth, including growth through acquisitions, an improved mix of earning assets, higher short-term market interest rates, active management of the pricing structure for both loans and deposits, and continued liquidity in the deposit base. Third quarter net interest income (TE) in 2005 was $3.1 million, or 3%, higher than in the 2005's second quarter on a 1% increase in average earning assets between these periods. The current quarter's margin was 8 basis points higher than in the second quarter of 2005. Tables 7 and 8 provide details on the components of the Company's net interest income (TE) and net interest margin (TE).
         Average loans, which in Table 7 include loans held for sale, increased 22% between the third quarters of 2004 and 2005 and comprised 78% of average earning assets for the third quarter of 2005, up from 72% in the year-earlier period. Rising benchmark rates for the large variable-rate segment of Whitney's loan portfolio were evident in the 117 basis point improvement in loan yields
(TE) from the third quarter of 2004 to 2005's third quarter and 25 basis points from the second quarter of 2005. The yield on the largely fixed-rate investment portfolio is less responsive to changes in market rates and the overall investment portfolio yield (TE) has fluctuated within a narrow range from the third quarter of 2004 through the current year's third quarter. The overall earning asset yield increased 95 basis points between the third quarters of 2004 and 2005 and was up 25 basis points from the second quarter of 2005 to the third quarter of 2005.
         The overall cost of funds for the current year's third quarter was up 58 basis points from the third quarter of 2004 and 17 basis points from 2005's second quarter, similar to the increases in the cost of interest-bearing deposits between these periods. Whitney continued to manage the rate structure for its different deposit products during 2005's third quarter in an effort to control the impact of upward pressure on funding rates that has been building since 2004 with rising short-term market rates and pricing for competitive financial products. The overall rate on interest-bearing deposits other than time deposits increased 34 basis points between the third quarters of 2004 and 2005 and 11 basis points from 2005's second quarter. Rates paid on time deposits, and in particular time deposits of $100,000 or more, increased at a more rapid rate, reflecting in part the cost of attracting public funds and excess liquidity from certain corporate and private banking customers as noted earlier in the section on "Deposits and Borrowings." The rate on large time deposits in 2005's third quarter was up 139 basis points from the year-earlier period and was 39 basis points higher than in the second quarter of 2005. The rate on short-term and other borrowings, which are most sensitive to market rate changes, increased 189 basis points in 2005's third quarter compared to the same period in 2004 and 54 basis points compared to the second quarter of 2005.

TABLE 7.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
------------------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                      Third Quarter 2005              Second Quarter 2005             Third Quarter 2004
------------------------------------------------------------------------------------------------------------------------------------
                                       Average                          Average                        Average
                                       Balance     Interest   Rate      Balance    Interest  Rate      Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b),(c)                    $6,388,257    $103,362   6.42%   $6,131,260  $ 94,329   6.17%   $5,244,833  $69,185     5.25%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities            1,133,359      12,046   4.25     1,237,404    13,188   4.26     1,324,322   14,589     4.41
U.S. agency securities                  299,757       2,401   3.20       369,540     3,146   3.41       325,303    2,682     3.30
U.S. Treasury securities                 49,332         354   2.85        61,766       466   3.03       120,398    1,255     4.15
Obligations of states and political
  subdivisions (TE)                     229,071       3,490   6.09       240,810     3,699   6.14       248,670    3,941     6.34
Other securities                         40,798         525   5.15        37,740       435   4.61        34,076      318     3.73
------------------------------------------------------------------------------------------------------------------------------------
     Total investment in securities   1,752,317      18,816   4.29     1,947,260    20,934   4.30     2,052,769   22,785     4.44
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments                 17,803         163   3.63        26,225       194   2.97        11,714       41     1.39
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets             8,158,377    $122,341   5.96%    8,104,745  $115,457   5.71%    7,309,316  $92,011     5.01%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                            899,980                          786,605                        630,448
Allowance for loan losses               (59,180)                         (57,905)                       (57,267)
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                    $8,999,177                       $8,833,445                     $7,882,497
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
     SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                 $  905,054     $ 1,281    .56%   $  910,163   $ 1,183    .52%   $  811,827   $  779      .38%
Money market deposits                 1,180,310       3,225   1.08     1,216,194     2,983    .98     1,369,703    2,276      .66
Savings deposits                        817,981       1,739    .84       792,377     1,205    .61       669,996      618      .37
Other time deposits                     742,275       3,500   1.87       741,248     3,035   1.64       732,506    2,425     1.32
Time deposits $100,000 and over       1,186,506       8,204   2.74     1,139,924     6,689   2.35       862,454    2,931     1.35
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits  4,832,126      17,949   1.47     4,799,906    15,095   1.26     4,446,486    9,029      .81
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings         723,929       5,276   2.89       740,338     4,339   2.35       498,613    1,257     1.00
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities                    5,556,055     $23,225   1.66%    5,540,244   $19,434   1.41%    4,945,099  $10,286      .83%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
     LIABILITIES AND
     SHAREHOLDERS' EQUITY
Demand deposits                       2,397,336                        2,286,273                      1,994,279
Other liabilities                        79,015                           72,952                         60,375
Shareholders' equity                    966,771                          933,976                        882,744
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
       shareholders' equity          $8,999,177                       $8,833,445                     $7,882,497
------------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                 $99,116   4.83%                $96,023   4.75%               $81,725     4.46%
Net earning assets and spread        $2,602,322               4.30%   $2,564,501             4.30%   $2,364,217              4.18%
Interest cost of funding earning
  assets                                                      1.13%                           .96%                            .55%
------------------------------------------------------------------------------------------------------------------------------------
 (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income  tax rate of 35%.
 (b) Includes loans held for sale.
 (c) Average balance includes nonaccruing loans of $20,040, $20,485 and $30,416, respectively, in the third and second quarters of 2005 and the third quarter of 2004.

                                       34

TABLE 7.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND
          INTEREST RATES (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                       Nine Months Ended                                Nine Months Ended
(dollars in thousands)                                 September 30, 2005                               September 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                            Average                                         Average
                                            Balance          Interest         Rate          Balance           Interest         Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b),(c)                         $6,043,117         $279,578         6.18%       $5,083,308          $196,107         5.15%
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                 1,226,370           39,444         4.29         1,386,270            45,589         4.38
U.S. agency securities                       321,948            7,915         3.28           352,165             8,837         3.35
U.S. Treasury securities                      65,999            1,632         3.31           136,468             4,168         4.08
Obligations of states and political
  subdivisions (TE)                          239,554           11,098         6.18           239,725            11,494         6.39
Other securities                              38,420            1,378         4.78            34,221               895         3.49
------------------------------------------------------------------------------------------------------------------------------------
     Total investment in securities        1,892,291           61,467         4.33         2,148,849            70,983         4.40
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments                      20,190              456         3.02            14,168               117         1.10
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                  7,955,598         $341,501         5.74%        7,246,325          $267,207         4.92%
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                                 790,597                                         607,560
Allowance for loan losses                    (57,362)                                        (57,988)
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                         $8,688,833                                      $7,795,897
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
     SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                      $  902,035          $ 3,427          .51%       $  799,175           $ 2,144          .36%
Money market deposits                      1,211,138            8,421          .93         1,381,083             6,780          .66
Savings deposits                             782,048            3,771          .64           635,910             1,546          .32
Other time deposits                          723,717            8,887         1.64           730,597             7,170         1.31
Time deposits $100,000 and over            1,087,374           19,246         2.37           784,451             7,419         1.26
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits       4,706,312           43,752         1.24         4,331,216            25,059          .77
------------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings              713,571           12,677         2.38           602,065             3,883          .86
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities    5,419,883          $56,429         1.39%        4,933,281           $28,942          .78%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
     LIABILITIES AND
     SHAREHOLDERS' EQUITY
Demand deposits                            2,265,568                                       1,939,178
Other liabilities                             73,821                                          56,634
Shareholders' equity                         929,561                                         866,804
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
       shareholders' equity               $8,688,833                                      $7,795,897
------------------------------------------------------------------------------------------------------------------------------------

Net interest income and margin (TE)                          $285,072         4.79%                           $238,265         4.39%
Net earning assets and spread             $2,535,715                          4.35%       $2,313,044                           4.14%
Interest cost of funding earning assets                                        .95%                                             .53%
------------------------------------------------------------------------------------------------------------------------------------
(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $20,818 and $27,742, respectively, in 2005 and 2004.

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Third Quarter 2005 Compared to:                   Nine Months Ended September 30,
                                           Second Quarter 2005          Third Quarter 2004              2005 Compared to 2004
                                    -----------------------------------------------------------------------------------------------
                                           Due to                         Due to                         Due to
                                         Change in        Total         Change in        Total         Change in          Total
                                    -------------------  Increase  -------------------- Increase   -------------------    Increase
(dollars in thousands)                Volume      Rate  (Decrease)   Volume      Rate  (Decrease)   Volume      Rate     (Decrease)
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE)
Loans (TE)                            $4,591    $4,442    $9,033    $16,884    $17,293   $34,177   $40,617    $42,854     $83,471
-------------------------------------------------------------------------------------------------  --------------------------------

Mortgage-backed securities            (1,106)      (36)   (1,142)    (2,044)      (499)   (2,543)   (5,161)      (984)     (6,145)
U.S. agency securities                  (567)     (178)     (745)      (206)       (75)     (281)     (746)      (176)       (922)
U.S. Treasury securities                 (87)      (25)     (112)      (588)      (313)     (901)   (1,853)      (683)     (2,536)
Obligations of states and political
  subdivisions (TE)                     (179)      (30)     (209)      (303)      (148)     (451)       (8)      (388)       (396)
Other securities                          37        53        90         71        136       207       120        363         483
-----------------------------------------------------------------------------------------------------------------------------------
    Total investment securities       (1,902)     (216)   (2,118)    (3,070)      (899)   (3,969)   (7,648)    (1,868)     (9,516)
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments                 (69)       38       (31)        30         92       122        67        272         339
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest income (TE)         2,620     4,264     6,884     13,844     16,486    30,330    33,036     41,258      74,294
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
NOW account deposits                      (6)      104        98         98        404       502       303        980       1,283
Money market deposits                    (82)      324       242       (345)     1,294       949      (914)     2,555       1,641
Savings deposits                          42       492       534        163        958     1,121       421      1,804       2,225
Other time deposits                        5       460       465         33      1,042     1,075       (68)     1,785       1,717
Time deposits $100,000 and over          300     1,215     1,515      1,410      3,863     5,273     3,632      8,195      11,827
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits      259     2,595     2,854      1,359      7,561     8,920     3,374     15,319      18,693
-----------------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings          (93)    1,030       937        778      3,241     4,019       840      7,954       8,794
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense               166     3,625     3,791      2,137     10,802    12,939     4,214     23,273      27,487
-----------------------------------------------------------------------------------------------------------------------------------
    Change in net interest income (TE)$2,454    $  639    $3,093    $11,707    $ 5,684   $17,391   $28,822    $17,985     $46,807
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

         Changes in the mix of funding sources have a significant impact on the direction of the overall cost of funds. There has been a small shift in the funding mix toward higher-cost sources during 2005, as is evident in the comparison of the third quarter 2005 mix with that in 2004's third quarter, but the overall mix remained favorable. The rapid accumulation of lower-cost deposits after the recent storms, as was discussed earlier in the section on "Deposits and Borrowing," is not fully reflected in the third quarter 2005 funding mix averages. Average noninterest-bearing deposits funded 29% of average earning assets in the third quarter of 2005, up from 27% in 2004's third quarter, and the percentage of funding from all noninterest-bearing sources was stable at a healthy 32%. Lower-cost interest-bearing deposits supported 36% of earning assets in the third quarter of 2005, down from 39% in the year-earlier quarter. Higher-cost sources of funds, which include time deposits and short-term borrowings, increased to 32% of average earning assets in the most recent quarter from 29% in the third quarter of 2004. Whitney's ability to maintain a favorable mix and cost of funding sources over the longer term will depend on, among other factors, its continued success in retaining and growing the deposit base in a highly competitive environment and in managing its deposit-pricing structure as rates rise on alternative financial products available to its customers or on similar products offered by direct competitors.
         For the first nine months of 2005, net interest income (TE) increased 20%, or $46.8 million, compared to the first nine months of 2004. Average earning assets increased 10% between these periods, and the net interest margin widened by 40 basis points to 4.79% in 2005. Loan yields improved by 103 basis points in the first nine months of 2005, and average loans represented 76% of average earning assets for the period, up from 70% for the year-to-date period in 2004. The overall yield on earning assets for the first nine months of 2005 was up 82 basis points from the year-earlier period. The overall cost of funds increased 42 basis points between these periods, and the cost of interest-bearing deposits was up 47 basis points. Substantially the same factors that affected the mix and rates for earning assets and funding sources in the third quarter of 2005 were evident for the year-to-date period.

PROVISION FOR LOAN LOSSES
         Whitney provided $34 million for loan losses in the third quarter of 2005, mostly reflecting management's initial estimate of the impact of the recent storms. There was no provision in 2004's third quarter. Net charge-offs totaled $1.7 million in the third quarter of 2005, compared to net charge-offs of $4.3 million in the third quarter of 2004.
         For a more detailed discussion of changes in the allowance for loans losses, nonperforming assets and general credit quality, including the impact of the recent natural disasters that affected Whitney's service area during the third quarter of 2005, see the earlier section on "Loans, Credit Risk Management and Allowance for Loan Losses." The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
         Noninterest income totaled $20.3 million for the third quarter of 2005, up 1% from the third quarter of 2004. Excluding the incremental revenue contributed by Destin Bank and by other banking operations acquired in August 2004, there would have been a decrease of $1.1 million, or approximately 5%.
         Deposit service charge income decreased 17%, or $1.6 million in total, compared to the third quarter of 2004, although acquired operations added $.6 million to the results for 2005's third quarter. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.
         Charges earned on specific transactions and services were down $.8 million compared to the third quarter of 2004, substantially all in fees for items returned for insufficient funds and for overdrafts. Although broad trends in how customers execute transactions have been reducing charging opportunities, the decrease in fees during the third quarter of 2005 was for the most part a function of the higher deposit account balances maintained after the storms by customers from the areas most impacted. The earlier section on "Deposits and Borrowings" discussed the factors behind this accumulation of deposit balances. This phenomenon has continued in October 2005, and charges earned for the fourth quarter of 2005 are expected to be below the year-earlier period by a comparable or somewhat higher amount.
         As would be expected, the earnings credit allowed against service charges on certain business deposit accounts has increased with the rise in short-term market rates between the third quarters of 2004 and 2005. This was the major factor behind a $.6 million decline in account maintenance fees for business customers between these periods. Personal account service charges were also lower in the third quarter of 2005, largely reflecting the loss of lower-balance customers to competitive "no-fee" account products.
         Bank card fees, both credit and debit cards, increased a combined 12%, or $.3 million, compared to 2004's third quarter, mainly reflecting higher transaction volumes. New business development was the main driver of the 5% increase in trust service fees compared to the third quarter of 2004.
         Fee income generated by Whitney's secondary mortgage market operations for the most recent quarter was up 12% compared to 2004's third quarter. The addition of Destin Bank's mortgage operations and the allocation of additional resources to selected parts of Whitney's market helped generate an increase in overall home loan production for the third quarter of 2005, despite a sharp drop in production after the storms in the areas most affected. Some additional storm-related disruption to production is expected for the fourth quarter of 2005 and into the first quarter of 2006. Longer-term, the level of production in the affected areas will be influenced by, among other factors, the pace of economic revitalization, decisions made by residents regarding rebuilding and relocation, shifts in housing demand between locations within the affected areas, and the continued availability of casualty and flood insurance.
         The categories comprising other noninterest income increased a net $1.3 million in the third quarter of 2005. Whitney recognized an additional $.5 million in gains on sales of surplus banking property in the third quarter of 2005, as well as an additional $.3 million in gains on sales of and revenue from foreclosed assets. The Destin acquisition added $.5 million in fees from insurance and investment brokerage services to 2005's third quarter. Fees on letters of credit and unused loan commitments increased $.2 million compared to the third quarter of 2004, with increased demand for guarantees under letters of credit the main factor. In response to the large-scale relocation of residents and businesses caused by the storms, Whitney instituted a fee waiver policy for ATM transactions. This policy and the unavailability of some machines in storm-affected areas led to a $.1 million reduction in ATM fee revenue in the third quarter of 2005. These factors will also likely lead to a similar or larger reduction in revenue in 2005's fourth quarter as compared to the year-earlier period.
         Noninterest income was $63.9 million through the first nine months of 2005, an increase of 2%, or $1.6 million, from the comparable period in 2004. In the first quarter of 2005, PULSE EFT Association was acquired by Discover Financial Services. As a member of the PULSE electronic payment network, Whitney has received distributions totaling approximately $1.1 million that were reported with other noninterest income for 2005. Other noninterest income for the first nine months of 2005 also included approximately $2.5 million in gains on sales of and other revenue from foreclosed assets, which represented an increase of $1.3 million from the total recognized in the first nine months of 2004. Most of this income was derived from collateral acquired many years earlier. There was no ready market for these assets when first acquired, and, as was general banking practice at the time, they were written down to a nominal value. Gains on sales of surplus banking property totaled $1.4 million year to date in 2005, up $.8 million from the comparable period in 2004.
         Excluding the PULSE gain, the additional revenue from foreclosed assets, and the increased gains on sales of surplus banking property, noninterest income year to date through September 30, 2005 was 3%, or $1.7 million, lower than in the year-earlier period. Year-to-date changes in individual income categories from the prior year were for the most part consistent with the quarterly changes discussed above and were driven by substantially the same factors.

NONINTEREST EXPENSE
         Total noninterest expense of $71.7 million in the third quarter of 2005 was 5%, or $3.4 million, higher than the total for the year-earlier period. The earlier "Overview" section discusses management's estimate of extra storm-related operating expenditures, property repairs and impairments and insurance coverage. A storm-related loss of $1.1 million was included in noninterest expense for the third quarter of 2005 as discussed below. Certain categories of recurring noninterest expense may be reduced in the fourth quarter of 2005 as a result of storm-related facility closures, both temporary and permanent, services interruptions, and increased employee turnover during the relocation of New Orleans-based operations. Certain other expense categories will likely see storm-related increases, some of which are noted below.
          Incremental operating costs associated with acquired operations totaled approximately $3.0 million in the third quarter of 2005. Personnel expense represented more than half of the Company's noninterest expense in each period and was the major factor in fluctuations from year to year. Employee compensation increased 10%, or $3.1 million, and the cost of employee benefits was up 13%, or $.9 million.
         Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 10%, or $2.6 million, including approximately $1.5 million for the staff of the acquired bank operations. Compensation expense associated with management incentive programs increased by $.6 million. Compensation recognized in 2005's third quarter with respect to performance-based restricted stock awarded under the management incentive plans increased $.4 million. This expense varies with changes in the Company's stock price and the level of employee participation, among other factors. Whitney does not currently recognize compensation expense with respect to grants of stock options. Note 7 to the consolidated financial statements discusses new accounting guidance on stock-based compensation that, among other provisions, requires recognition of compensation expense for stock options based on their grant-date fair value. As determined by the SEC, the new guidance applies to stock-based compensation awards granted after December 31, 2005 and to awards modified, repurchased or cancelled after that date. The estimate for the annual cash incentive bonus has also increased in 2005, reflecting mainly an increased emphasis on performance-based pay in the overall 2005 compensation packages for top management.
         Higher costs of providing pension benefits accounted for $.3 million of the total increase in employee benefits in the third quarter of 2005, and acquired operations contributed $.2 million. The annual increase in expense for pension and retiree health benefits in 2005 is expected to be $2 million.
         Net occupancy expense in 2005's third quarter was up 13%, or $.7 million, compared to the third quarter of 2004, mainly reflecting the incremental costs of acquired operations. Some increase in occupancy expense unrelated to acquisitions was anticipated with the scheduled opening of six new or replacement branches during 2005.
         Equipment and data processing expense decreased 2% in the third quarter of 2005 compared to 2004's third quarter, although acquired operations added approximately $.2 million to the most recent period. Planned upgrades to systems and equipment, new applications and internally-developed branch expansion are expected to lead to a moderate increase in this expense category for 2005 apart from acquisitions.
         The expense for professional services, both legal and other services, decreased $.8 million in the third quarter of 2005. The prior year's quarter included $.5 million for system conversion services related to a bank acquisition in August 2004. The expense for legal services was lower by $.3 million in the third quarter of 2005, partly as a result of disruptions to law firm operations and the judicial systems in areas affected by the storms. Legal expense may tend to increase in the near future as storm-related loan collection issues are identified and addressed, although the extent and nature of these issues cannot be accurately predicted at this time. The uncertainties surrounding credit quality are discussed in the earlier section on "Loans, Credit Risk Management and Allowance for Loan Losses." Project-specific nonlegal consulting services were relatively stable between the third quarters of 2004 and 2005. Upcoming initiatives to enhance the resilience of the Company's operations in the face of natural disasters will likely require the use of consulting services, but the timing and extent of the services is not currently known.
         Bank acquisitions in 2005 and 2004 led to the increase in amortization of intangibles in the third quarter of 2005, mainly associated with the value of deposit relationships acquired in these transactions. Scheduled amortization of these intangibles will add approximately $2.4 million to annual expense in 2005 compared to 2004.
         The total in the third quarter of 2005 for the categories making up other noninterest expense was down $1.4 million compared to 2004's third quarter. The incremental cost of acquired operations in the most recent period was approximately $.5 million. As noted earlier, Whitney recognized a loss of $1.1 million in the third quarter of 2005 representing its current estimate of property impairment and damage repair costs and business disruption costs that will not be covered by insurance. Other noninterest expense in the third quarter of 2004 included $1.6 million related to a loss on the abandonment of certain noncancelable facility leases and a $.6 million casualty loss for storm damage in that period. There were no significant trends in any of the underlying individual expense categories compared to the third quarter of 2004.
         For the nine-month period, noninterest expense totaled $210 million. This was an 8%, or $15.8 million, increase compared to the first nine months of 2004. Similar to the quarterly comparison, year-to-date personnel expense was up 11% from 2004, or $11.8 million in total. Employee compensation rose 11%, or $9.4 million. Base pay and sales-based incentive compensation increased 9%, or $7.0 million, with $3.6 million for acquired operations, and management incentive compensation increased $2.4 million. Employee benefits were up 11%, or $2.5 million. Defined benefit pension expense and the cost of providing health benefits to retirees increased a combined $1.5 million for the year-to-date period, and acquired operations added $.7 million.
         The changes in other major noninterest expense categories between the first nine months of 2004 and 2005 were influenced mainly by the same factors cited in the discussion of quarterly results above. Professional services expense in the second quarter of 2005 included $.5 million for system conversion services related to Destin Bank.

INCOME TAXES
         The Company provided for income tax expense at an effective rate of 25.9% in the third quarter of 2005 compared to a rate of 31.0% in 2004's third quarter. Year-to-date, the rate was 30.9% in 2005 and in 2004. Whitney's effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects. Because of the sharp reduction in pre-tax income in the third quarter of 2005, tax-exempt interest and tax credits had a more pronounced impact on the effective rate for this period.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company's common stock during the three months ended September 30, 2005.

---------------------------- ------------------- -------------- ------------------------ ------------------------
                                                                Total Number of Shares      Maximum Number of
                                                    Average      Purchased as Part of    Shares that May Yet Be
                              Total Number of     Price Paid      Publicly Announced       Purchased under the
          Period              Shares Purchased     per Share     Plans or Programs (1)    Plans or Programs (1)
---------------------------- ------------------- -------------- ------------------------ ------------------------
         July 2005                   -                 -                   -                     150,000
---------------------------- ------------------- -------------- ------------------------ ------------------------
        August 2005                75,136           $32.479             75,136                    74,864
---------------------------- ------------------- -------------- ------------------------ ------------------------
      September 2005               74,864           $28.515             74,864                      -
---------------------------- ------------------- -------------- ------------------------ ------------------------

(1) In October 2004, the Board of Directors authorized the Company to repurchase up to 2.625 million shares of its common stock (1.75 million shares before adjustment for the three-for-two stock split in May 2005). The repurchase program was completed in September
              2005.


Item 3. DEFAULTS UPON SENIOR SECURITIES

        None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS

         The exhibits listed on the accompanying Exhibit Index, located on page 45, are filed (or furnished, as applicable) as part of this report. The Exhibit Index is incorporated herein by reference in response to this Item 6.

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

              November 9, 2005
              ---------------------------------
              Date

                                  EXHIBIT INDEX

Exhibit           Description
--------------    --------------------------------------------------------------

Exhibit 3.1 Copy of the Company's Composite Charter (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2 Copy of the Company's Bylaws (filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 2003 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10 Amendment to the Whitney Holding Corporation 2001 Directors' Compensation Plan effective July 27, 2005 (filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2005 (Commission file number 0-1026) and incorporated by reference).
Exhibit 31.1 Certification by the Company's Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification by the Company's Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
                                  CERTIFICATION
                                  -------------

     I, William L. Marks, certify that:

        1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2005 of Whitney Holding Corporation;
        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     /s/ William L. Marks
     ---------------------------------------
         William L. Marks
         Chief Executive Officer
         Date:  November 9, 2005
                ----------------------------

Exhibet 31.2

                                  CERTIFICATION
                                  -------------

     I, Thomas L. Callicutt, Jr., certify that:

        1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2005 of Whitney Holding Corporation;
        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     /s/ Thomas L. Callicutt, Jr.
     ---------------------------------------
         Thomas L. Callicutt, Jr.
         Chief Financial Officer
         Date:  November 9, 2005
                ----------------------------

Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Each of the undersigned officers of Whitney Holding Corporation (the Company), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge, that

         (1) the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   November 9, 2005               By: /s/  William L. Marks
      ------------------------------       ----------------------------------
                                                 William L. Marks
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Dated:   November 9, 2005               By: /s/  Thomas L. Callicutt, Jr.
      ------------------------------       ----------------------------------
                                                 Thomas L. Callicutt, Jr.
                                                 Executive Vice President and
                                                 Chief Financial Officer