Form 10-K
period 2005-12-31
WHITNEY HOLDING CORP
filed 2006-03-16
CIK 106926

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005        Commission file number 0-1026

                           WHITNEY HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)
                 Louisiana                              72-6017893
           (State of incorporation)        (I.R.S. Employer Identification No.)

        228 St. Charles Avenue                        (504) 586-7272
      New Orleans, Louisiana 70130              (Registrant's telephone number)
(Address of principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value
                                (Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.    Yes X   No
                                                            ---
        Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section  15(d) of the Act.   Yes    No X
                                                                ---
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----
        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer X     Accelerated filer       Non-accelerated filer
                         ---                     ---                         ---

        Indicate by check mark if the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes    No X
                                              ---

        As of December 31, 2005, the aggregate market value of the registrant's common stock (all shares are voting shares) held by nonaffiliates was approximately $ 1.98 billion (based on the closing price of the stock on June 30, 2005).

        At March 6, 2006, 63,460,447 shares of the registrant's no par value common stock were outstanding.

        Certain specifically identified parts of the registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

================================================================================

                           WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS
                                                                            Page

--------------------------------------------------------------------------------

PART I
     Item 1:      Business                                                     1
     Item 1A:     Risk Factors                                                 7
     Item 1B:     Unresolved Staff Comments                                    8
     Item 2:      Properties                                                   8
     Item 3:      Legal Proceedings                                            8
     Item 4:      Submission of Matters to a Vote of Security Holders          8


--------------------------------------------------------------------------------

PART II
     Item 5:      Market for the Registrant's Common Equity, Related
                    Stockholder Matters and Issuer Purchases of
                    Equity Securities                                          9
     Item 6:      Selected Financial Data                                     10
     Item 7:      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       11
     Item 7A:     Quantitative and Qualitative Disclosures about Market
                    Risk                                                      40
     Item 8:      Financial Statements and Supplementary Data                 41
     Item 9:      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       80
     Item 9A:     Controls and Procedures                                     80
     Item 9B:     Other Information                                           80


--------------------------------------------------------------------------------

PART III
     Item 10:     Directors and Executive Officers of the Registrant          81
     Item 11:     Executive Compensation                                      81
     Item 12:     Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters                81
     Item 13:     Certain Relationships and Related Transactions              83
     Item 14:     Principal Accounting Fees and Services                      83

--------------------------------------------------------------------------------

PART IV
     Item 15:     Exhibits and Financial Statement Schedules                  84

     Signatures                                                               88

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

         During 2005, Whitney acquired Destin Bancshares, Inc., whose major subsidiary, Destin Bank, operated in the Destin, Fort Walton Beach and Pensacola areas of Florida. Destin Bancshares, Inc. also owned a full-service independent insurance agency, and Whitney has continued to offer these services in northwest Florida through a Bank subsidiary, Southern Coastal Insurance Agency, Inc. In July 2005, Whitney announced plans to expand its presence in the Tampa Bay metropolitan area of Florida through the acquisition of First National Bancshares, Inc. and its subsidiary, 1st National Bank & Trust. Subject to certain conditions and the receipt of approval from First National's shareholders, this acquisition is expected to be completed in the second quarter of 2006. Since early 1994, Whitney has acquired 18 separate banking operations involving over $3.0 billion of assets, with the more recent focus on banks in faster-growing markets such as those in certain parts of Florida and the Houston, Texas area. The Company continues to seek opportunities to leverage its operations through acquisitions that expand existing market share or provide access to new parts of its market area with attractive deposit bases and economic fundamentals.

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

         The Bank provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, cash management services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals and, together with Whitney Securities, L.L.C., offers investment brokerage services and annuity products. Southern Coastal Insurance Agency, Inc. offers personal and business lines of insurance to customers in northwest Florida.

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

         To be eligible to be classified as "well-capitalized," the Bank must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or more. If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the Federal Deposit Insurance Corporation (FDIC), are subject to growth limitations, and must submit a capital restoration plan that is guaranteed by the institution's parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

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

         Under the Gramm-Leach-Bliley Act (GLB Act), adopted in 1999, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become financial holding companies. As financial holding companies, they and their subsidiaries are permitted to acquire or engage in certain activities that were not previously permitted for bank holding companies. These activities include insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the FRB determines to be financial in nature or complementary to these activities. Whitney has not elected to become a financial holding company, but may elect to do so in the future. The GLB Act also permits well-capitalized and well-managed banks to establish financial subsidiaries that may engage in activities not previously permitted for banks. In 2005, the Bank elected for the first time to establish a financial subsidiary to be able to continue to operate the insurance agency acquired with Destin Bancshares, Inc.

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

Deposit Insurance
         The Bank is a member of the FDIC, and its deposits are insured by the FDIC up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to different premium categories based primarily on each institution's capital position and its overall risk rating as determined by its primary regulator. Annual premium rates currently range from none for institutions that are judged to pose the least risk to the insurance fund to 27 cents per $100 of assessable deposits for the most risky institutions, but the FDIC is authorized to set the top rate as high as 31 basis points. Under the premium structure currently in effect and based on its current capital position and regulatory risk rating, the Bank pays no deposit insurance premium.

         The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2005 ranged from 1.44 cents to 1.34 cents per $100 of assessable deposits.

         Congress passed deposit insurance reform legislation in February 2006. Among other provisions, this new law provides for increased coverage limits over time and adds flexibility to the determination of the target reserve ratio for the insurance fund and insurance premium assessments. There is no way to meaningfully project what impact this reform legislation will have on the level of future premium rates, although no significant near-term impact is expected.

Other Statutes and Regulations
         The Company and the Bank are subject to a myriad of other statutes and regulations affecting their activities. Some of the more important are:

         Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

         Sections 23A and 23B of the Federal Reserve Act. The Bank is limited in its ability to lend funds or engage in transactions with the Company or other nonbank affiliates of the Company, and all such transactions must be on an arms-length basis and on terms at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies. Outstanding loans from the Bank to the Company may not exceed 10% of the Bank's capital stock and surplus, and these loans must be fully collateralized.

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

EMPLOYEES

         At the end of 2005, the Company and the Bank had a total of 2,402 employees, or 2,340 employees on a full-time equivalent basis. Whitney affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

EXECUTIVE OFFICERS OF THE COMPANY

Name and Age                        Position Held and Recent Business Experience
----------------------------------  --------------------------------------------

William L. Marks, 62                Chief Executive Officer and Chairman of the
                                    Board of the Company and Whitney National
                                    Bank since 1990

R. King Milling, 65                 President of the Company and Whitney
                                    National Bank since 1984; Director of the
                                    Company and Whitney National Bank since 1979

Robert C. Baird, Jr., 55            Executive Vice President of the Company and
                                    Whitney National Bank since 1995, Division
                                    Executive of Louisiana Banking

Thomas L. Callicutt, Jr., 58        Executive Vice President and Chief Financial
                                    Officer of the Company and Whitney National
                                    Bank since 1999 and Treasurer of the Company since 2001

Rodney D. Chard, 63                 Executive Vice President of the Company and
                                    Whitney National Bank since 1996, Division
                                    Executive of Operations and Technology

Joseph S. Exnicios, 50              Executive Vice President of the Company and
                                    Whitney National Bank since 2004, Senior
                                    Vice President of Whitney National Bank from
                                    1994 to 2004, Division Executive of New
                                    Orleans Commercial Banking

John C. Hope III, 56                Executive Vice President of the Company
                                    since 1994 and of Whitney National Bank
                                    since 1998, Division Executive of Gulf Coast
                                    Banking

Kevin P. Reed, 45                   Executive Vice President of the Company and
                                    Whitney National Bank since 2004, Senior
                                    Vice President of Whitney National Bank from
                                    1998 to 2004, Division Executive of Trust &
                                    Wealth Management

Lewis P. Rogers, 53                 Executive Vice President of the Company and
                                    Whitney National Bank since 2004, Senior
                                    Vice President of Whitney National Bank from
                                    1998 to 2004, Division Executive of Credit
                                    Administration

John M. Turner, Jr., 44             Executive Vice President of the Company and
                                    Whitney National Bank since February 2005,
                                    Senior Vice President of Whitney National
                                    Bank from 1994 to 2005, Regional Executive -
                                    Eastern Region

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

Item 1A. RISK FACTORS

         Whitney must recognize and attempt to manage a number of risks as it implements its strategies to successfully compete with other companies in the financial services industry. Some of the more important risks common to the industry and Whitney are:

         o credit risk, which is the risk that borrowers will be unable to meet their contractual obligations, leading to loan losses and reduced interest income;
         o market risk, which is the risk that changes in market rates and prices will adversely affect the results of operations or financial condition;
         o liquidity risk, which is the risk that funds will not be available at a reasonable cost to meet operating and strategic needs; and
         o operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events, such as natural disasters.

         Although Whitney generally is not significantly more susceptible to adverse effects from these or other common risk factors than other industry participants, there are certain aspects of Whitney's business model that may expose it to somewhat higher levels of risk and should be considered carefully in evaluating the Company's overall risk profile.

Whitney's profitability depends in substantial part on net interest income and on our ability to manage interest rate risk.

         Whitney's net interest income represented more than 75% of total revenues in each of the last five years. Net interest income is the difference between the interest earned on loans, investment securities and other earning assets, and interest owed on deposits and borrowings. Numerous and often interrelated factors influence Whitney's ability to maintain and grow net interest income, and a number of these factors are addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations located in Item 7. One of the most important factors is changes in market rates and in the relationship between these rates for different financial instruments and products and at different maturities. Such changes are generally outside the control of management and cannot be predicted with certainty. Although management applies significant resources to anticipating these changes and to developing and executing strategies for operating in an environment of change, they cannot eliminate the possibility that interest rate risk will negatively affect our net interest income and lead to earnings volatility.

Whitney's market area is susceptible to hurricanes and tropical storms, which may increase the Company's exposure to credit risk, operational risk and liquidity risk.

         Most of Whitney's market area lies within the coastal region of the five states bordering the Gulf of Mexico. This is an area that is susceptible to hurricanes and tropical storms. Within its broader market area, the greater New Orleans area has traditionally been Whitney's most significant base of operations, holding the largest concentration of deposits and serving as home to relationship officers who manage a significant portion of the Bank's commercial loan portfolio. At the end of 2005, approximately 50% of both total deposits and total loans were serviced from the greater New Orleans area.

         Hurricane Katrina hit the greater New Orleans area and the Mississippi coast in August 2005, with lesser impacts on coastal Alabama and the western panhandle of Florida. Hurricane Rita made landfall the following month at the border of Texas and Louisiana, with a major impact on southwest Louisiana, including the Lake Charles area. These two storms caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas. The impact on the Company, both operationally and with respect to credit risk and liquidity, and the uncertainties that remain in the wake of these storms are covered in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations located in Item 7.

Item 1B. UNRESOLVED STAFF COMMENTS

         None.

Item 2.  PROPERTIES

         The Company owns no real estate in its own name. The Company's executive offices are located in downtown New Orleans in the main office facility owned by Whitney National Bank. The Bank also owns an operations center in the greater New Orleans area. The Bank makes portions of its main office facility and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to Whitney's overall operations. The Bank maintains approximately 145 banking facilities in five states. The Bank owns approximately 70% of these facilities, and the remaining banking facilities are subject to leases, each of which management considers to be reasonable and appropriate to its location. Management ensures that all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. Following the hurricanes that struck Whitney's market area in 2005, nine branch locations remain closed, and business is being conducted from temporary facilities or on a limited-access basis at seven other storm-damaged locations. These closures and service disruptions are not expected to have a significant effect on the Company's overall operations.

         The Bank and a subsidiary hold a variety of property interests acquired through the years in settlement of loans. Note 9 to the consolidated financial statements included in Item 8 provides further information regarding such property interests and is incorporated here by reference.

Item 3:  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company or its subsidiaries is a party or to which any of their property is subject.


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's stock trades on the Nasdaq National Market under the symbol WTNY. The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K shows the high and low sales prices of the Company's stock for each calendar quarter of 2005 and 2004 as reported on the Nasdaq National Market, and is incorporated here by reference.

         The approximate number of shareholders of record of the Company, as of March 6, 2006, was as follows:

               Title of Class                       Shareholders of Record
          -------------------------------------------------------------------
          Common Stock, no par value                        5,238

         Dividends declared by the Company are listed in the Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K, which is incorporated here by reference. For a description of certain restrictions on the payment of dividends see the section entitled "Supervision and Regulation" that appears in Item 1 of this annual report.

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company's common stock during the three months ended December 31, 2005.

         ----------------------- --------------- -------------- ------------------------ ------------------------
                                                                Total Number of Shares      Maximum Number of
                                  Total Number      Average      Purchased as Part of    Shares that May Yet Be
                                   of Shares      Price Paid      Publicly Announced       Purchased under the
                 Period            Purchased       per Share     Plans or Programs (1)    Plans or Programs (1)
         ----------------------- --------------- -------------- ------------------------ ------------------------
              October 2005               -            -                    -                        -
         ----------------------- --------------- -------------- ------------------------ ------------------------
             November 2005              306 (2)     $28.60                 -                        -
         ----------------------- --------------- -------------- ------------------------ ------------------------
             December 2005               -            -                    -                        -
         ----------------------- --------------- -------------- ------------------------ ------------------------

         (1) In October 2004, the Board of Directors authorized the Company to repurchase up to 2.625 million shares of its common stock (1.75 million shares before adjustment for the three-for-two stock split in May 2005). The repurchase program was completed in September
              2005.
         (2) Represents shares that were tendered to the Company as consideration for the exercise price of employee stock options.

Item 6:  SELECTED FINANCIAL DATA
                                      WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                                                        Years Ended December 31
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)          2005         2004         2003          2002         2001
-------------------------------------------------------------------------------------------------------------------
YEAR-END BALANCE SHEET DATA
  Total assets                                    $10,109,006   $8,222,624   $7,754,982    $7,097,881   $7,243,650
  Earning assets                                    9,054,484    7,648,740    7,193,709     6,501,009    6,681,786
  Loans                                             6,560,597    5,626,276    4,882,610     4,455,412    4,495,085
  Investment securities                             1,641,451    1,991,244    2,281,405     1,975,698    1,632,340
  Deposits                                          8,604,836    6,612,607    6,158,582     5,782,879    5,950,160
  Shareholders' equity                                961,043      904,765      840,313       800,483      717,888
-------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                     $8,903,321   $7,890,183   $7,238,022    $7,016,675   $6,831,564
  Earning assets                                    8,098,998    7,327,233    6,717,863     6,492,791    6,303,445
  Loans                                             6,137,676    5,179,734    4,595,868     4,372,194    4,475,149
  Investment securities                             1,836,228    2,120,594    2,004,245     1,816,216    1,525,254
  Deposits                                          7,224,426    6,347,503    5,913,186     5,750,141    5,548,556
  Shareholders' equity                                935,362      881,477      823,698       760,725      698,099
-------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Interest income                                    $468,085     $360,772     $338,069      $370,909     $441,145
  Interest expense                                     80,986       40,682       43,509        75,701      161,349
  Net interest income                                 387,099      320,090      294,560       295,208      279,796
  Net interest income (TE)                            392,979      326,237      300,115       300,134      285,161
  Provision for loan losses                            37,000        2,000       (3,500)        7,500       19,500
  Noninterest income                                   82,235       82,523       89,504        85,185       91,209
    Net securities gains in noninterest income             68           68          863           411          165
  Noninterest expense                                 286,978      260,278      242,923       230,926      239,104
  Net income                                          102,349       97,137       98,542        95,323       75,820
-------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                               1.15%        1.23%        1.36%         1.36%        1.11%
  Return on average shareholders' equity                10.94        11.02        11.96         12.53        10.86
  Net interest margin                                    4.85         4.45         4.47          4.62         4.52
  Average loans to average deposits                     84.96        81.60        77.72         76.04        80.65
  Efficiency ratio                                      60.40        63.69        62.49         60.00        62.09
  Allowance for loan losses to loans                     1.37          .97         1.22          1.48         1.59
  Nonperforming assets to loans plus foreclosed
     and surplus property                                1.03          .46          .62           .95          .77
  Net charge-offs to average loans                        .08          .19          .07           .28          .21
  Average shareholders' equity to average assets        10.51        11.17        11.38         10.84        10.22
  Shareholders' equity to total assets                   9.51        11.00        10.84         11.28         9.91
  Leverage ratio                                         8.21         9.56        10.13          9.76         8.72
-------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings Per Share
      Basic                                             $1.65        $1.59        $1.65         $1.59        $1.28
      Diluted                                            1.63         1.56         1.63          1.58         1.27
  Dividends
      Cash dividends per share                           $.98         $.89         $.82          $.74         $.69
      Dividend payout ratio                             60.26%       56.99%       50.32%        46.50%       53.81%
  Book Value Per Share                                 $15.17       $14.57       $13.85        $13.32       $12.07
  Trading Data
      High price                                       $33.69       $30.83       $27.55        $25.68       $21.71
      Low price                                         24.14        26.35        20.50         18.73        16.00
      End-of-period closing price                       27.56        29.99        27.33         22.22        19.49
      Trading volume                               50,434,066   27,662,252   34,386,386    32,889,785   20,948,025
  Average Shares Outstanding
      Basic                                        62,008,004   61,122,581   59,894,147    59,773,322   59,326,085
      Diluted                                      62,953,293   62,083,043   60,594,201    60,182,316   59,754,071
-------------------------------------------------------------------------------------------------------------------

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

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) and on their results of operations during 2005, 2004 and 2003. Virtually all of the Company's operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8. All share and per share data in this annual report reflect the three-for-two split of Whitney's common stock that was effective May 25, 2005.

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

         The forward-looking statements made in this discussion include, but may not be limited to (a) comments on the current and future financial repercussions of recent natural disasters, including the impact on the allowance for loan losses and related provisions, deposit balances, liquidity and on certain categories of noninterest income and expense; (b) expectations expressed about insurance recoveries of storm-related casualty losses, disaster-response costs and repair and rebuilding costs; (c) comments on conditions impacting certain sectors of the loan portfolio; (d) information about changes in the duration of the investment portfolio with changes in market rates; (e) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (f) discussion of the performance of Whitney's net interest income, net interest margin, yields on the loan and investment portfolios, and deposit rates assuming certain conditions; and (f) comments on expected changes or trends, unrelated to the natural disasters, in expense levels for retirement benefits, health benefits, amortization of intangibles, and advertising and promotion.

         Whitney's ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Whitney believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.

         The natural disasters that affected portions of Whitney's service area during 2005 are discussed below in the "Overview" section and in various other sections. As described in the discussion, these events created significant uncertainties, the outcome of which may have a significant impact on the Company's future results. Additional factors that could cause actual results to differ from those expressed in the Company's forward-looking statements include, but are not limited to:

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

OVERVIEW

NATURAL DISASTERS AFFECTING WHITNEY IN 2005

         Two strong hurricanes affected portions of Whitney's service area during 2005. In late August, Hurricane Katrina hit the greater New Orleans area and the Mississippi gulf coast, with lesser impacts on coastal Alabama and the western panhandle of Florida. Hurricane Rita made landfall toward the end of September across the coastal area at the border of Texas and Louisiana, with a major impact on southwest Louisiana, including the Lake Charles area.

         These two storms caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas. Governmental, private and philanthropic agencies provided significant immediate and ongoing disaster relief, including various forms of financial assistance, and numerous legislative proposals, both local and national, have been adopted or are under consideration regarding repairs and improvement to the storm-protection system and long-term assistance to rebuild and revitalize the disaster areas. Such proposals will inevitably address whether and how rebuilding should take place in areas still vulnerable to devastation from future storms. This is particularly applicable both to New Orleans and certain contiguous parishes, where the existing levee system did not prevent storm surge from flooding sections of the area for extended periods, and also to coastal communities with direct exposure to the Gulf of Mexico.

         The following summarizes the more significant financial repercussions of these natural disasters for the Company and the Bank.

Credit Quality and Allowance for Loan Losses
         Management has been confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the recent storms on credit quality and inherent losses. It was clear early on that the storms could have significant and long-term economic repercussions, both positive and negative, for businesses and individuals in the most severely affected parts of the broader storm-impact area, but it was impossible then and continues to be difficult to assess with precision the storms' ultimate effect on Whitney's loan collections.

         To begin to address this uncertainty, loan officers completed an extensive review of the storms' immediate and near-term impact on individual borrowers by December 31, 2005. The section below on "Loans, Credit Risk Management and the Allowance for Loan Losses" describes this review process and management's overall approach to assessing the storms' impact on credit quality. This assessment is still subject to significant uncertainties, both those specific to individual customers, such as the resolution of insurance claims, and those applicable to the economic recovery of the storm-impact area as a whole. In addition, information to fully assess the performance of consumer credits that had been under payment deferral programs started to become available only after the end of 2005.

         The allowance for loan losses at December 31, 2005 incorporated management's best estimate, based on available information, of inherent losses resulting from the impact of the recent storms. As management acquires additional information to resolve some of the remaining uncertainties and obtains results of ongoing reviews of individual borrowers, the loss estimate will be revised as needed.

Disaster Response Costs, Casualty Losses, Business Interruption and Related Insurance

         To operate in disaster response mode, the Bank incurred expenses for, among other things, the use of pre-designated back-up data processing centers, the lease of temporary equipment and facilities, lodging and other expenses for relocated personnel, and emergency communications with customers regarding the status of Bank operations. Emergency changes to the Bank's normal processing and collection of cash items caused recurring delays in funds availability that had a negative impact on net interest income. In addition, a number of the Bank's facilities and their contents were damaged by the storms and the rental income from excess office space and a parking facility was temporarily disrupted. Sixteen banking facilities will require replacement, relocation or major renovation.

         Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Management believes, based on its understanding of the coverage, that collection of receivables established for insurance claims is probable. Certain additional disaster response costs and the bulk of repair and replacement costs will be incurred in the early part of 2006 and beyond, and these will be included in the insurance claims as appropriate. Management projects that current and future claims will be within policy limits, and that gains will be recognized with respect to casualty claims in future periods, but this is contingent upon reaching agreement with the insurance carriers. Through the end of 2005, Whitney expensed $4.4 million of storm-related disaster response costs and casualty losses.

Deposit Growth and Liquidity Management
         The Bank experienced a rapid accumulation of deposits in the months following the storms. Total deposits at December 31, 2005 were up $1.44 billion, or 20%, from June 30, 2005. The most significant increase was in noninterest-bearing demand deposits, which grew 24%, or $632 million, during the fourth quarter of 2005 following growth of 16%, or $367 million, in 2005's third quarter. A number of storm-related factors contributed to this accumulation. Customers avoided larger recurring expenditures through payment deferral programs and service disruptions, and many customers likely took a more conservative approach to discretionary spending and increased credit purchases to conserve liquidity. At the same time, significant disaster-relief funds were available to residents in the affected areas, and a large number either remained employed or received salary continuation payments. Many residents and businesses have also received insurance settlements, although use of these funds has often been delayed because of fundamental uncertainties pertaining to the rebuilding process and insufficient resources to meet demand, and government-sponsored disaster-recovery contracts have provided additional liquidity to some commercial accounts.

         Although management expects the balances accumulated by deposit customers in the storm-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be some further growth as remaining insurance claims are resolved and additional disaster-recovery funds are distributed. Funds from the deposit build-up were first used to reduce short-term wholesale borrowings, with the remainder mainly invested in short-term liquidity management securities pending better information on the volatility of these funds. Short-term investments and federal funds sold totaled $806 million at December 31, 2005 compared to $22 million a year earlier. A portion of the deposit growth also helped fund the increase in the balances of cash and cash items that resulted from storm-forced changes to the Bank's normal processing and collection of cash items and to its strategies for managing cash on hand in these unusual circumstances. Balances of cash on hand, cash items in process of collection and balances at financial institutions increased to $555 million at year-end 2005 from $214 million at the end of 2004. Some of this increase will continue into 2006 as the Bank completes its response to certain permanent changes in its operating environment.

Tax Relief
         Federal legislation passed in December 2005 provided for a tax credit to businesses in the storm-affected areas based on salaries paid to dislocated employees through the end of 2005. Application of this provision reduced Whitney's income tax expense for 2005 by $1.9 million.

HIGHLIGHTS OF FINANCIAL RESULTS

         Whitney earned $102.3 million in 2005, up 5% from the $97.1 million earned in 2004. Per share earnings in 2005 were $1.65 per basic share and $1.63 per diluted share, each approximately 4% higher than in 2004. The key components of 2005's earnings performance follow:

         o Net interest income, on a taxable-equivalent (TE) basis, increased 20%, or $66.7 million, in 2005. Average earning assets were 11% higher in 2005 and the net interest margin (TE) widened by 40 basis points. The most important factors behind the increase in net interest income in 2005 were loan growth and an improved mix of earning assets, higher short-term market interest rates, continued liquidity in the deposit base, including the accumulation of deposits following the storms, and active management of the pricing structure for loans and deposits.

        o Whitney provided $37 million for loan losses in 2005, and the balance of the allowance for loan losses increased during the year by $36 million compared to year-end 2004. In 2004, the Company recognized a $2.0 million provision for loan losses. The allowance at December 31, 2005 incorporated management's best assessment based on currently available information of the storms' impact on credit quality. During 2005, there was a $106 million increase in the total of loans criticized through the internal credit risk classification process, approximately half of which represented storm-impacted credits. The storms' impact was not yet evident in net charge-offs, which totaled $5.0 million in 2005 and $9.6 million in 2004.

        o Noninterest income was little changed between 2004 and 2005. Deposit service charge income decreased 18%, or $6.6 million, in 2005. Higher deposit account balances maintained after the storms reduced charging opportunities for certain fees and rising short-term market rates led to an increase in the earnings credit allowed against service charges on certain business deposit accounts, among other factors. Fees from bank cards were up 16%, or $1.7 million, in 2005, on continued growth in transaction volumes. Credit-related fees also showed a volume-driven improvement of 28%, or $1.1 million. In 2005, Whitney recognized an additional $1.9 million in net gains from the disposition of foreclosed assets and surplus banking property and received a $1.1 million distribution for its membership in an electronic payment network that was sold during the year.

        o Noninterest expense was 10%, or $26.7 million, higher in 2005. Incremental expenses associated with acquired operations, including the amortization of intangibles, totaled approximately $12.5 million in 2005. Employee compensation increased 11%, or $12.8 million, including $4.8 million associated with the staff of acquired operations and $3.5 million of additional compensation under management incentive programs. Employee benefits expense was also up 11%, or $3.4 million, mainly related to retiree pension and health benefits and to the cost of acquired staff. Noninterest expense in 2005 included $4.4 million in storm-related losses, while 2004 included a $1.6 million loss on the abandonment of certain facility leases and a $.6 million casualty loss for hurricane damage.

CRITICAL ACCOUNTING POLICIES

         Whitney prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. A discussion of certain accounting principles and methods of applying those principles that are particularly important to this process is included in Note 2 to the consolidated financial statements located in Item 8. In applying these principles to determine the amounts and other disclosures that are presented in the financial statements and discussed in this section, the Company is required to make estimates and assumptions.

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

         Management makes a variety of assumptions in applying principles that govern the accounting for retirement benefits under the Company's defined benefit pension plan. These assumptions are essential to the actuarial valuation that determines the amounts Whitney recognizes and certain disclosures it makes in the consolidated financial statements related to the operation of this plan (see Note 15 in Item 8). Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of pension benefits recognized in earnings. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, pension cost will move opposite to changes in either the discount rate or the rate of return on assets. Recent trends in pension costs are discussed in the section on "Noninterest Expense."

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Developments

         Total loans increased 17%, or $934 million, during 2005. Although some recent growth can be attributed to disaster-recovery work in the storm-affected areas and increased economic activity in evacuee relocation areas served by Whitney, the most significant rebuilding efforts have not yet begun and associated demand for credit will likely be spread over a number of years. Whitney acquired a $390 million loan portfolio with Destin Bank in April 2005. Table 1 shows loan balances by type of loan at December 31, 2005 and at the end of the previous four years.

TABLE 1.  LOANS OUTSTANDING BY TYPE
------------------------------------------------------------------------------------------------------------------
                                                                          December 31
------------------------------------------------------------------------------------------------------------------
(in thousands)                                        2005          2004          2003         2002          2001
------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural          $2,685,894    $2,399,794    $2,213,207   $1,917,859    $1,852,497
Real estate - commercial, construction and
   other                                         2,743,486     2,209,975     1,726,212    1,584,099     1,576,817
Real estate - residential mortgage                 774,124       685,732       619,869      638,703       761,355
Individuals                                        357,093       330,775       323,322      314,751       304,416
------------------------------------------------------------------------------------------------------------------
    Total loans                                 $6,560,597    $5,626,276    $4,882,610   $4,455,412    $4,495,085
------------------------------------------------------------------------------------------------------------------

         The portfolio of commercial loans, other than those secured by real property, grew 12%, or $286 million, in 2005, including approximately $35 million from the Destin Bank acquisition. Overall the portfolio remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation and maritime construction, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2004. The rate of commercial loan growth at the Bank in 2006 will depend mainly on the economic fundamentals affecting its customers as well as on its ability to continue to develop customers in the newer parts of its market and take advantage of competitive circumstances to attract new business in its established market.

         At December 31, 2005, outstanding loans to oil and gas industry customers represented approximately 9% of total loans, little changed from the percentage at year-end 2004. The major portion of Whitney's customer base in this industry provides transportation and other services and products to support exploration and production activities. The Bank seeks service and supply customers who are quality operators that can manage through volatile commodity price cycles. With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years. Outstanding loans to exploration and production companies totaled nearly one third of the industry portfolio at the end of 2005, up from approximately one quarter at year-end 2004. The Bank has a petroleum engineer on staff who participates in the underwriting of loans to exploration and production customers. Management, through the Bank's Credit Policy Committee, monitors both industry fundamentals and portfolio performance and credit quality on a formal ongoing basis and establishes and adjusts internal exposure guidelines as a percent of capital both for the industry as a whole and for individual sectors within the industry. The level of activity in this industry continues to have an important impact on the economies of certain portions of Whitney's market area, particularly southern Louisiana and Houston.

         Outstanding balances under participations in larger shared-credit loan commitments totaled approximately $351 million at December 31, 2005, including $107 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney's market area.

         The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties, and loans secured by properties used in commercial or industrial operations. This portfolio sector grew 24%, or $534 million, in 2005. The Destin Bank acquisition added approximately $250 million to this category in 2005, with construction and real estate development loans making up three quarters of the total. Whitney continues to develop new business in this highly competitive sector throughout its market area in addition to financing new projects for its established customer base. The more recent activity in this portfolio sector has been driven by condominium and apartment projects and single-family residential development, particularly in the eastern Gulf Coast region, and by the development of retail, office and industrial properties by customers throughout Whitney's market area. At the same time, financing activity for hotel and other hospitality industry projects, which have largely been concentrated in the New Orleans metropolitan area, has slowed. The future pace of new real estate project financing will reflect the level of confidence by Whitney and its customers in the sustainability of favorable economic conditions. The rate of portfolio growth in a given period will also be affected by the refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold. The Bank's Credit Policy Committee has also set exposure guidelines for the overall portfolio of commercial real estate loans as well as for loans to developers or owner-users that are secured by various subcategories of property. As with lending to the oil and gas industry, management regularly monitors real estate industry fundamentals and portfolio credit quality.

         The residential mortgage loan portfolio grew by 13%, or $88 million, from the end of 2004 to year-end 2005, with most of this growth from the Destin acquisition. In the last two years, Whitney has increased the promotion of tailored mortgage products that are held in the portfolio, although it continues to sell most conventional residential mortgage loan production in the secondary market. This portfolio sector had declined for several years through 2003 as many loans refinanced in a favorable rate environment while new production was sold. There was little change in the total of fixed-term home equity loans outstanding during 2004. Growth in this product slowed as borrowers increasingly tapped home equity when refinancing their primary home mortgages in recent years.

         Loans to individuals include various consumer installment and credit line loan products other than fixed-term home equity loans. This portfolio sector has grown moderately for several years, mainly from the promotion of secured personal credit lines and acquisitions.

         Table 2 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Approximately 60% of the value of loans with a maturity greater than one year carries a fixed rate of interest.

TABLE 2.  LOAN MATURITIES BY TYPE
-----------------------------------------------------------------------------------------------------------------
                                                                       December 31, 2005
-----------------------------------------------------------------------------------------------------------------
                                                      One year      One through       More than
(in thousands)                                         or less       five years      five years            Total
-----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural              $1,843,630       $  793,677        $ 48,587       $2,685,894
Real estate - commercial, construction and
  other                                                971,150        1,525,916         246,420        2,743,486
Real estate - residential mortgage                     146,307          381,857         245,960          774,124
Individuals                                            172,278          174,869           9,946          357,093
-----------------------------------------------------------------------------------------------------------------
    Total                                           $3,133,365       $2,876,319        $550,913       $6,560,597
-----------------------------------------------------------------------------------------------------------------

Credit Risk Management and Allowance for Loan Losses

         General Discussion of Credit Risk Management and Determination of Allowance
         -----------------------------------------------------------------------
         Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by its Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company. Written credit policies define underwriting criteria, concentration guidelines, and lending approval processes that cover individual authority and the appropriate involvement of regional loan committees and a senior loan committee. The senior loan committee is composed of the Bank's senior lenders, senior officers in Credit Administration, the President and the Chairman and Chief Executive Officer.

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

         Management's ongoing evaluation of credit risk in the portfolio is reflected in the estimate of probable loan losses inherent in the portfolio that is reported in the Company's financial statements as the allowance for loan losses. Changes in this evaluation over time are reflected in the provision for loan losses charged to expense. The methodology for determining the allowance involves significant judgment and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.

         The recorded allowance encompasses three elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality and groups of homogeneous loans not individually rated; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company.

         Criticized loans are credits with above-average weaknesses as identified through the internal risk-rating process. Criticized loans include those that are deemed to be impaired as defined by Statement of Financial Accounting Standards (SFAS) No. 114. Specific allowances are determined for impaired loans based on the present value of expected future cash flows discounted at the loan's contractual interest rate, the fair value of the collateral if the loan is collateral dependent, or, when available, the loan's observable market price. The allowance for the remainder of criticized loans is calculated by applying loss factors to loan balances aggregated by the severity of the internal risk rating. The loss factors applied to criticized loans are determined with reference to the results of migration analysis, which analyzes the charge-off experience over time for loans within each rating category.

         For the second element, loans assessed as having average or better credit quality with similar risk ratings and homogeneous loans not subject to individual rating, such as residential mortgage loans, consumer installment loans and draws under consumer credit lines, are grouped together and individual loss factors are applied to each group. The loss factors for homogeneous loan groups are based on average historical charge-off information. Industry-based factors are applied to other portfolio segments for which migration analysis has not been implemented.

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

         Management's Assessment of Storms' Impact on Credit Quality and Related Uncertainties
         -----------------------------------------------------------------------
         Management has been confronted with a significant and unfamiliar degree of uncertainty in estimating the recent storms' impact on credit quality and inherent losses. It was clear early on that the storms could have significant and long-term economic repercussions, both positive and negative, for businesses and individuals in the most severely affected parts of the broader storm-impact area, but it was impossible then and continues to be difficult to assess with precision the storms' ultimate effect on Whitney's loan collections.

         Based on information as of December 31, 2005, management has estimated that loans to customers with some level of operations in or resident in the impacted areas totaled $2.5 billion. Further analysis showed that the composition of these loans generally reflects the composition of the entire portfolio, which is over 80% weighted toward commercial and commercial real estate loans. By the end of 2005, loan officers had made individual assessments of the immediate and near-term effect of the storms on a substantial number of the commercial and commercial real estate loan customers in the impact areas and had initiated risk rating changes as needed, with confirmation of the conclusions by the credit review function. Approximately three-fourths of this component of the storm-impacted portfolio consists of large relationships individually in excess of $1 million, although the cutoff for individual review was set much lower. The results from this large-scale review were extrapolated to the portion of the storm-impacted portfolio not reviewed, including those reviewed loans for which the officers' conclusions were not yet confirmed by credit review.

         Whitney's commercial relationships include many larger corporate borrowers with significant resources who serve multiple market areas, have the ability to shift physical operations and are backed by strong guarantors. The loan officers' reviews generally confirmed management's expectation that most of these customers would show limited immediate or near-term adverse effects from the storms. Whitney's customers in heavy industry and manufacturing are mainly located in areas that did not suffer severe effects from the storms, although the ratings on two larger relationships did receive storm-related downgrades to criticized classifications, with one identified as nonperforming. There was serious disruption to oil and gas production in the Gulf of Mexico, mainly from Hurricane Rita. Although some damage and lost capacity was noted among Whitney's exploration and production customer base, no significant long-term business impact or reduction in the customers' ability to service the debt was indicated. Repair work to production facilities and pipelines has led to increased business for a number of Whitney's borrowers in the service sector of the oil and gas industry. Certain larger noncorporate commercial customers, including educational institutions and certain public entities, did experience substantial property damage and/or disruptions to operations, and risk ratings were updated after considering both the immediate financial stress and the likely success of steps taken to ensure long-term viability.

         In the review of larger commercial real estate loans secured by income-producing properties, close attention was paid to loans financing hotel operations in the New Orleans area. Overall, the properties financed by Whitney received relatively little damage and their rooms have been filled with contractors, government workers and displaced residents since shortly after the storms. The reviews did identify one hotel property that has encountered delays in reopening and the related loan was rated as warranting special attention. Tourism is an important facet of the New Orleans economy, and the city's success in revitalizing this industry and hosting conventions will be important to hotel operators and others in the hospitality industry over the long term. Management is guardedly optimistic that this revitalization is on track and that the obstacles contributing to current labor shortages, such as the availability of affordable housing, can be overcome.

         Loan officer reviews covered many middle market and small business loans, including those secured by smaller retail or office properties. These loans made up approximately one-fourth of the storm-impacted commercial and commercial real estate portfolio at year-end 2005. There is a diverse mix of customers in this portfolio segment, including a variety of retail and wholesale merchants, restaurants, and professional and other service providers, among others. The officer reviews did not reveal any immediately apparent storm-related concentrations of increased credit risk within the portfolio, and individual customers who were severely impacted are being closely monitored as they work through insurance claims, evaluate their continued viability, and develop strategies for recovery if feasible. Management recognizes that such smaller businesses and smaller real estate leasing operations tend to have more limited resources and operating flexibility than larger businesses, and are more susceptible to the risks posed by what could be a prolonged recovery period and eventual shrinkage in the economies of impacted markets. Loan officers will continue to watch closely for signs of additional stress in this portfolio segment.

         The detailed review process applied to commercial and commercial real estate loans was not logistically feasible for the residential mortgage and consumer credit components of the storm-impacted portfolio, which was estimated to total $309 million as of December 31, 2005. In addition, payment deferral programs offered by the Bank and other lenders have temporarily impaired the usefulness of statistics traditionally used to monitor credit quality in these portfolios. These portfolios were segmented using pre-storm risk characteristics, such as credit scores, and the type of collateral securing the loans, if any. Management assumed different levels of storm-related credit deterioration for the various segments and applied incremental loss factors to loans totaling approximately $120 million out of the total identified for the storm-impacted portfolio. In developing its assumptions, management considered a number of factors, including the historically strong credit risk profile of the Bank's consumer loan customer base, the established criteria used to underwrite consumer credits, the limited information that was available from contact with borrowers since the storms, and knowledge that the storms' impact on the financial capacity of individual borrowers has varied dramatically.

         Significant uncertainties remain regarding the performance of residential mortgage loans and other consumer credits. Instability in the job market and the possibility of additional relocations can undermine individual borrowers' financial well-being and their ability to repay debts. Although much progress has been made, a number of residential mortgage customers and other secured borrowers have yet to resolve outstanding insurance claims. More importantly, decisions to repair or rebuild damaged residences are being delayed pending the issuance of updated flood maps, the completion of deliberations that will help determine community redevelopment plans, and the finalization of rules governing the distribution of federal disaster-relief grants to homeowners.

         Because the disaster-recovery process will be lengthy and the long-term economic impact will remain unclear for some time, management will continue its process for assessing the storms' impact on credit quality until the significant remaining uncertainties are resolved. With additional information from ongoing reviews by loan officers and the availability of meaningful consumer portfolio performance statistics, management's estimate of the storms' impact on loan losses will be refined, and any related revisions in the allowance calculation will be reflected in the provision for loan losses as they occur.

         Credit Quality Statistics and Components of Allowance for Loan Losses
         -----------------------------------------------------------------------
         Table 3 provides information on nonperforming loans and other nonperforming assets for each of the five years in the period ended December 31, 2005. Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment. Approximately one third of the $42 million increase in nonperforming loans during 2005 came from the identification of storm-impacted credits. An additional $22 million was added because of increased concerns unrelated to the storms about one commercial customer in an industry to which the Bank has no other significant exposure. Overall, there have been no significant trends related to industries or markets underlying the changes in nonperforming assets. A comparison of contractual interest income on nonperforming loans with the cash-basis and cost-recovery interest actually recognized on these loans for 2005, 2004 and 2003 is presented in Note 9 to the consolidated financial statements located in Item 8. Whitney's policy for placing loans on nonaccrual status is presented in Note 2 to the consolidated financial statements.

TABLE 3.  NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------
                                                                              December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                2005         2004          2003         2002         2001
-----------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis          $65,565      $23,597       $26,776      $37,959      $33,412
Restructured loans                                      30           49           114          336          383
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        65,595       23,646        26,890       38,295       33,795
Foreclosed assets and surplus banking
  property                                           1,708        2,454         3,490        3,854          991
-----------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                      $67,303      $26,100       $30,380      $42,149      $34,786
-----------------------------------------------------------------------------------------------------------------
Loans 90 days past due still accruing              $13,728       $3,533        $3,385       $5,817       $6,916
-----------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming assets to loans plus foreclosed
        assets and surplus property                   1.03%         .46%          .62%         .95%         .77%
   Allowance for loan losses to
        nonperforming loans                            137          230           221          173          212
   Loans 90 days past due still accruing to loans      .21          .06           .07          .13          .15
-----------------------------------------------------------------------------------------------------------------

         During 2005, there was a $106 million increase in the total of loans criticized through the internal credit risk classification process, approximately half of which represents storm-impacted credits. Criticized loans at December 31, 2005 included $21 million of loans whose full repayment is in doubt, including one $12 million storm-impacted relationship. The total at the end of 2005 was up $6 million from year-end 2004. Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected increased $52 million during 2005, to a total of $139 million at year end. The increase for 2005 included larger storm-impacted credits totaling approximately $15 million and the $22 million commercial relationship mentioned above in the discussion of nonperforming loans. Loans warranting special attention totaled $120 million at year-end 2005, up $48 million from the prior year end. Larger storm-impacted credits identified for special attention totaled approximately $26 million, and the Destin Bank acquisition added approximately $16 million to this rating category. The allowance determined for criticized loans at December 31, 2005, other than those separately evaluated for impairment, was approximately $4 million greater than that determined at year-end 2004. The allowance for impaired loans increased $12 million from the end of 2004 to year-end 2005. At December 31, 2005, management had also established a $4 million allowance with respect to unidentified criticized loans and other rating downgrades that were estimated by extrapolation from the results of the storm-impact reviews.

         Before adjustment for management's assessment of the storms' impact, the allowance for loans with average or better credit quality ratings and loans not subject to individual rating increased $3 million from the end of 2004 to December 31, 2005, mainly driven by loan growth. Regular adjustments to loss factors for certain smaller portfolio segments also contributed to the increase in the allowance. Management's storm-impact assessment added approximately $8 million to the allowance for these components of the portfolio, mainly related to unsecured consumer loans.

         The overall allowance determined as of December 31, 2005 was $36 million higher than the allowance at year-end 2004. This included approximately $5 million related to management's relative assessment of economic and other qualitative risk factors between these dates, mainly reflecting uncertainty about the longer-term economic impact of the storms and the continued appropriateness of historical loss factors.

         Table 4 shows the activity in the allowance over the past five years, and the allocation of the allowance to loan categories is included in Table 5, together with the percentage of total loans in each category.

TABLE 4.  SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSES
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 2005         2004         2003         2002          2001
-------------------------------------------------------------------------------------------------------------------
Balance at the beginning of year                    $54,345      $59,475      $66,115      $71,633       $61,017
Allowances of acquired banks                          3,648        2,461            -            -         1,196
Allowance on loans transferred to held for sale           -            -            -         (895)         (651)
Provision for loan losses                            37,000        2,000       (3,500)       7,500        19,500
Loans charged off:
   Commercial, financial and agricultural            (7,047)      (9,680)      (7,286)      (6,894)      (11,678)
   Real estate - commercial, construction and
     other                                             (438)        (932)        (963)      (5,148)         (252)
   Real estate - residential mortgage                  (295)        (619)      (1,176)      (1,816)         (552)
   Individuals                                       (2,876)      (2,799)      (3,509)      (3,353)       (3,020)
-------------------------------------------------------------------------------------------------------------------
      Total charge-offs                             (10,656)     (14,030)     (12,934)     (17,211)      (15,502)
-------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural             2,707        2,488        2,273        2,472         3,130
   Real estate - commercial, construction and
     other                                              932          223        3,666          463           965
   Real estate - residential mortgage                   571          246        1,873          509           348
   Individuals                                        1,481        1,482        1,982        1,644         1,630
-------------------------------------------------------------------------------------------------------------------
      Total recoveries                                5,691        4,439        9,794        5,088         6,073
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                      (4,965)      (9,591)      (3,140)     (12,123)       (9,429)
-------------------------------------------------------------------------------------------------------------------
Balance at the end of year                          $90,028      $54,345      $59,475      $66,115       $71,633
-------------------------------------------------------------------------------------------------------------------
Ratios
   Net charge-offs to average loans                     .08%         .19%         .07%         .28%          .21%
   Gross charge-offs to average loans                   .17          .27          .28          .39           .35
   Recoveries to gross charge-offs                    53.41        31.64        75.72        29.56         39.18
   Allowance for loan losses to loans at end
     of year                                           1.37          .97         1.22         1.48          1.59
-------------------------------------------------------------------------------------------------------------------

TABLE 5.  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
                                                                December 31
-------------------------------------------------------------------------------------------------------------------
                                2005              2004               2003               2002            2001
-------------------------------------------------------------------------------------------------------------------
                                     %                  %                   %                %                %
(dollars in millions)     Balance  Loans    Balance   Loans    Balance    Loans   Balance   Loans  Balance   Loans
-------------------------------------------------------------------------------------------------------------------
Commercial, financial
  and agricultural         $40.6     41%     $24.3      43%     $29.2      45%     $32.0     43%   $36.4     41%
Real estate - commercial,
  construction and other    29.8     42       21.2      39       19.2      35       18.8     36     17.7     35
Real estate -
   residential mortgage      7.3     12        4.2      12        5.0      13        5.5     14      7.6     17
Individuals                  7.3      5        2.7       6        2.6       7        4.7      7      4.5      7
Unallocated                  5.0      -        1.9       -        3.5       -        5.1      -      5.4      -
-------------------------------------------------------------------------------------------------------------------
  Total                    $90.0    100%     $54.3     100%     $59.5     100%     $66.1    100%   $71.6    100%
-------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES

         The investment securities portfolio balance of $1.64 billion at December 31, 2005 was down $350 million, or 18%, compared to December 31, 2004. Portfolio reductions, including the sale of securities with a carrying value of $183 million in the second quarter of 2005, were part of an overall strategy for funding loan growth during the year. As noted earlier in the "Overview" section, Whitney invested some of the funds from a rapid post-storm build-up of deposits into liquidity management securities. Average investment securities decreased $284 million, or 13%, between 2004 and 2005. The composition of the average portfolio of investment securities and effective yields are shown in Table 12.

         Information about the contractual maturity structure of investment securities at December 31, 2005, including the weighted-average yield on such securities, is shown in Table 6. The carrying value of securities with explicit call options totaled $252 million at year-end 2005. These call options and the scheduled principal reductions and projected prepayments on mortgage-backed securities are not reflected in Table 6. Including expected principal reductions on mortgage-backed securities, the weighted-average maturity of the overall securities portfolio was approximately 47 months at December 31, 2005, compared to 48 months at year-end 2004.

TABLE 6.  DISTRIBUTION OF INVESTMENT MATURITIES
-------------------------------------------------------------------------------------------------------------------------
                                                   December 31, 2005
-------------------------------------------------------------------------------------------------------------------------
                                               Over one through    Over five through
(dollars in thousands)       One year and less     five years          ten years       Over ten years         Total
-------------------------------------------------------------------------------------------------------------------------
                               Amount  Yield      Amount  Yield     Amount    Yield     Amount   Yield    Amount  Yield
-------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
-------------------------------------------------------------------------------------------------------------------------
Mortgage-backed
  securities(a)              $  1,942   4.96%   $108,017   4.15%  $138,153    4.40%   $785,122   4.41% $1,033,234  4.38%
U. S. agency securities        78,365   2.54     219,976   3.71          -       -           -      -     298,341  3.40
U. S. Treasury securities      49,322   2.85           -      -          -       -           -      -      49,322  2.85
Obligations of states and
  political subdivisions (b)      102   7.70           -      -          -       -           -      -         102  7.70
Other debt securities             100   7.50       2,496   5.71      2,250    6.30           -      -       4,846  6.02
Equity securities(c)                -      -           -      -          -       -      27,918   5.42      27,918  5.42
-------------------------------------------------------------------------------------------------------------------------
    Total                    $129,831   2.70%   $330,489   3.87%  $140,403    4.43%   $813,040   4.44% $1,413,763  4.15%
-------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity
-------------------------------------------------------------------------------------------------------------------------
Obligations of states and
  political subdivisions (b)   $6,133   6.63%    $45,385   6.30%  $105,458    5.87%    $70,712   6.24%   $227,688  6.09%
------------------------------------------------------------------------------------------------------------------------
    Total                      $6,133   6.63%    $45,385   6.30%  $105,458    5.87%    $70,712   6.24%   $227,688  6.09%
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

         The weighted-average taxable-equivalent portfolio yield was approximately 4.42% at December 31, 2005, little changed from 4.40% at December 31, 2004. A substantial majority of the securities in the investment portfolio bear fixed interest rates. The investment in mortgage-backed securities with final contractual maturities beyond ten years shown in Table 6 included approximately $329 million of adjustable-rate issues with a weighted-average yield of 4.32%. The initial reset dates on these securities are predominantly within five years of year-end 2005.

         The mix of investments in the portfolio did not change significantly during the last two years. The estimated duration of the overall investment portfolio was 3.0 years at December 31, 2005, and would extend to 3.7 years assuming an immediate 300 basis point increase in market rates, according to the Company's asset/liability management model. Duration provides a measure of the sensitivity of the portfolio's fair value to changes in interest rates. At December 31, 2004, the portfolio's estimated duration was 3.1 years.

         Securities available for sale made up the bulk of the total investment portfolio at December 31, 2005. There was a net unrealized loss on this portfolio segment of $31 million at year-end 2005. Gross losses totaled $32 million and were mainly related to mortgage-backed securities and certain longer-maturity U. S. government agency securities. The gross losses represented a little over 2% of the total amortized cost for the underlying securities. Note 6 to the consolidated financial statements located in Item 8 provides information on the process followed by management to evaluate whether unrealized losses on securities, both those available for sale and those held to maturity, represent impairment that is other than temporary and that should be recognized with a charge to operations. Substantially all the unrealized losses at December 31, 2005 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no value impairment related to credit quality in the portfolio, and no value impairment was evaluated as other than temporary. At December 31, 2005, Whitney held no securities issued by local governmental units for areas significantly impacted by the storms.

         The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

         Apart from securities issued or guaranteed by the U. S. government or its agencies, Whitney held no investment in the securities of a single issuer at December 31, 2005 that exceeded 10% of its shareholders' equity.

DEPOSITS AND BORROWINGS

         Deposits at December 31, 2005 were up 30%, or $1.99 billion, from the level at year-end 2004. The Destin Bank locations acquired in 2005 held $354 million in deposits at December 31, 2005. As discussed earlier in the "Overview" section, there was a rapid accumulation of deposits in the months following the storms. On average, deposits increased 14%, or approximately $877 million, in 2005. Table 7 shows the composition of deposits at December 31, 2005 and the previous two year ends. The composition of average deposits and the effective yield on interest-bearing deposits for each of these years is presented in Table 12.

TABLE 7.  DEPOSIT COMPOSITION
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                              2005                    2004                   2003
---------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits          $3,301,227    38%       $2,111,703    32%      $1,943,248    32%
Interest-bearing deposits:
  NOW account deposits                        1,116,000    13           901,859    14          827,360    13
  Money market deposits                       1,103,510    13         1,270,479    19        1,396,420    23
  Savings deposits                            1,120,078    13           709,887    11          585,943     9
  Other time deposits                           717,938     8           694,458    10          745,478    12
  Time deposits $100,000 and over             1,246,083    15           924,221    14          660,133    11
---------------------------------------------------------------------------------------------------------------
    Total interest-bearing                    5,303,609    62         4,500,904    68        4,215,334    68
---------------------------------------------------------------------------------------------------------------
     Total                                   $8,604,836   100%       $6,612,607   100%      $6,158,582   100%
---------------------------------------------------------------------------------------------------------------

         The post-storm influx of deposits was concentrated in noninterest-bearing and certain other lower-cost deposit products, which helped maintain the Company's favorable mix of deposit funds. Noninterest-bearing demand deposits increased 56%, or $1.19 billion, from the end of 2004, with approximately $1 billion of this growth coming since the second quarter of 2005. Lower-cost interest-bearing deposits, which exclude time deposits, grew 16%, or $457 million, in 2005, substantially all during the second half of the year. Noninterest-bearing demand deposits increased to 38% of total deposits at December 31, 2005 from 32% a year earlier, while total lower-cost deposits held relatively steady at a little over three-quarters of total deposits. Movement among the different lower-cost interest-bearing deposit categories since year-end 2004 partly reflected the management of the pricing structure for the different products. The Destin Bank locations acquired in 2005 held $236 million in lower-cost deposits at December 31, 2005.

         Higher-cost time deposits at December 31, 2005 were up 21%, or $345 million, compared to year-end 2004. Time deposits at the acquired Destin Bank locations totaled $119 million at year-end 2005. Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes. Whitney has attracted these funds partly as an alternative to other short-term borrowings. Customers held $504 million of funds in treasury-management deposit products at December 31, 2005, up $221 million from December 31, 2004. Public fund time deposits totaled $172 million at year-end 2005, which was $34 million higher than the previous year end.

TABLE 8.  MATURITIES OF TIME DEPOSITS
-----------------------------------------------------------------------------------------------------
                                                      Deposits of      Deposits of
                                                        $100,000        less than
(in thousands)                                          or more         $100,000          Total
-----------------------------------------------------------------------------------------------------
Three months or less                                   $  859,743       $215,759       $1,075,502
Over three months through six months                      169,093        157,211          326,304
Over six months through twelve months                     122,426        182,067          304,493
Over twelve months                                         94,821        162,901          257,722
-----------------------------------------------------------------------------------------------------
  Total                                                $1,246,083       $717,938       $1,964,021
-----------------------------------------------------------------------------------------------------

         Short-term and other borrowings at December 31, 2005 were down 32%, or $201 million, from year-end 2004. The main source of short-term borrowings has been the sale of securities under repurchase agreements to customers using Whitney's treasury management sweep product. The total of borrowings from customers under repurchase agreements declined approximately 10%, or $30 million, from year-end 2004 to the end of 2005, but increased 17% on average in 2005. Because of the underlying customer relationship, these borrowings serve as a relatively stable source of funds. As noted earlier, funds from the post-storm accumulation of deposits were first used to reduce short-term wholesale borrowings. The Bank had eliminated its borrowings under short-term advances from the Federal Home Loan Bank (FHLB) by the end of 2005. In 2004, the Bank had begun using these advances as an additional source of short-term funds to support loan growth, and borrowings from the FHLB totaled $100 million at December 31, 2004. Other sources of wholesale short-term funding include federal funds purchased and brokered repurchase agreements. Additional information on borrowings, including yields and maximum amounts borrowed, is presented in Note 13 to the consolidated financial statements located in Item 8.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

         Shareholders' equity totaled $961 million at December 31, 2005, which represented an increase of $56 million from the end of 2004. The 1.9 million shares issued in the Destin acquisition in May 2005 were valued at $57 million. Whitney repurchased 1.56 million of its common shares during 2005 at a cost of $47 million. The Company retained $41 million of earnings, net of dividends declared, but this was partly offset by an $18 million decrease in other comprehensive income representing an unrealized net holding loss on securities available for sale during 2005. Whitney recognized $21 million in additional equity during 2005 from activity in stock-based compensation plans for employees and directors, including option exercises. Total shareholders' equity grew $64 million in 2004, to $905 million at December 31, 2004. Net retained earnings of $42 million and $22 million in additional equity from stock-based compensation plan activity during 2004 were partly offset by an $11 million other comprehensive loss. Whitney issued 1.03 million shares in the Madison acquisition in August 2004 which were valued at $42 million. The Company repurchased 1.06 million shares in 2004 at a cost of $32 million. The Company declared dividends during 2005 that represented a payout totaling 60% of earnings for the year. The dividend payout ratio was 57% in 2004 and 50% in 2003.

         The ratios in Table 9 indicate that the Company remained strongly capitalized at December 31, 2005. The decrease in the various ratios from year-end 2004 reflected both the planned reduction in absolute capital levels through the stock repurchase program that was completed in 2005 and an increase in both risk-weighted assets and average assets used to calculate the leverage ratio. The increase in assets resulted mainly from an increase in loans, including those acquired with Destin, although storm-related additions to cash items in process of collection and short-term investments were other important factors. Goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets. These intangible assets, however, are also deducted in determining regulatory capital and thereby serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 9.  RISK-BASED CAPITAL AND CAPITAL RATIOS
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                               2005          2004          2003          2002         2001
-------------------------------------------------------------------------------------------------------------------
Tier 1 regulatory capital                      $  765,881      $767,717      $739,236      $672,408     $604,179
Tier 2 regulatory capital                          90,608        54,345        59,475        66,115       63,878
-------------------------------------------------------------------------------------------------------------------
  Total regulatory capital                     $  856,489      $822,062      $798,711      $738,523     $668,057
-------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                           $7,746,046    $6,527,821    $5,777,094    $5,301,764   $5,102,470
-------------------------------------------------------------------------------------------------------------------
Ratios
  Leverage ratio (Tier 1 capital to average
    assets)                                          8.21%         9.56%        10.13%         9.76%        8.72%
  Tier 1 capital to risk-weighted assets             9.89         11.76         12.80         12.68        11.84
  Total capital to risk-weighted assets             11.06         12.59         13.83         13.93        13.09
  Shareholders' equity to total assets               9.51         11.00         10.84         11.28         9.91
-------------------------------------------------------------------------------------------------------------------

         The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency.

LIQUIDITY MANAGEMENT AND CONTRACTUAL OBLIGATIONS

Liquidity Management
         The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process, making full use of quantitative modeling tools available to project cash flows under a variety of possible scenarios. Projections are also made assuming credit-stressed conditions, although such conditions are not currently anticipated.

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

         On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The earlier "Overview" section and the section above on "Deposits and Borrowings" discuss changes in these liability-funding sources in 2005. Whitney National Bank is a member of the Federal Home Loan Bank system. This membership provides access to a variety of FHLB advance products as an alternative source of funds, and the Bank increased its use of this funding source during 2004 and early parts of 2005. In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this ability to date.

         As discussed in the earlier "Overview" section, the Bank experienced a rapid accumulation of deposits in the months following the storms. Funds from the deposit build-up were first used to reduce short-term wholesale borrowings, with the remainder mainly invested in short-term liquidity management securities pending better information on the volatility of these funds. A portion of the deposit growth also helped fund the increase in the balances of cash and cash items that resulted from storm-forced changes to the Bank's normal processing and collection of cash items and to its strategies for managing cash on hand in these unusual circumstances. Some of the increase in cash items will continue into 2006 as the Bank completes its response to certain permanent changes in its operating environment. Although management expects the balances accumulated by deposit customers in the storm-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be some further growth as remaining insurance claims are resolved and additional disaster-recovery funds are distributed. Management is monitoring changes in this portion of the deposit base as part of its liquidity management process.

         Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows located in Item 8 present operating cash flows and summarize all significant sources and uses of funds for each year in the three-year period ended December 31, 2005.

         At December 31, 2005, Whitney Holding Corporation had approximately $86 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases or other corporate uses, before consideration of any future dividends that may be received from the Bank. During 2006, the Bank will have available an amount equal to approximately $47 million plus its current net income to declare as dividends to the Company without prior regulatory approval.

         Whitney has announced an agreement to acquire First National Bancshares, Inc. for stock and cash in a transaction expected to close in the second quarter of 2006. The cash component of the purchase price will total up to approximately $42 million.

Contractual Obligations
         The following table summarizes payments due from the Company under specified long-term and certain other contractual obligations as of December 31, 2005. Obligations under deposit contracts are not included. The maturities of time deposits are scheduled in Table 8 above in the section on "Deposits and Borrowings." Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty. The consolidated statements of cash flows provide a picture of Whitney's ability to fund these and other more significant cash operating expenses, such as interest expense and compensation and benefits, out of current operating cash flows.

TABLE 10.  CONTRACTUAL OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   Payments due by period from December 31, 2005
-----------------------------------------------------------------------------------------------------------------
                                                               Less than         1 - 3        3 - 5    More than
                                                      Total       1 year         years        years      5 years
-----------------------------------------------------------------------------------------------------------------
Operating lease obligations                         $44,835      $ 5,875       $ 9,882      $ 7,625      $21,453
Purchase obligations                                 31,401        8,632        10,948        7,571        4,250
Subordinated debentures (a)                          15,465            -         9,279            -        6,186
Other long-term liabilities (b) (c)                       -            -             -            -            -
-----------------------------------------------------------------------------------------------------------------
   Total                                            $91,701      $14,507       $30,109      $15,196      $31,889
-----------------------------------------------------------------------------------------------------------------
(a) Subordinated debentures are included with short-term and other borrowings in the Company's consolidated financial statements. Contractual payments are scheduled by expected call dates.
(b) Obligations under the qualified defined benefit pension plan are not included. The Company does not anticipate making a pension contribution during 2006, and does not anticipate any significant near-term payments under the unfunded nonqualified pension plan. A $7.6 million nonqualified plan obligation was recorded at year-end 2005.
(c) The recorded obligation for postretirement benefits other than pensions was $11.9 million at December 31,
    2005. The funding to purchase benefits for current retirees, net of retiree contributions, has not been significant.

OFF-BALANCE SHEET ARRANGEMENTS

         As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. Certain of these arrangements, such as noncancelable operating leases, are reflected in Table 10 above. The most significant off-balance sheet obligations are the Bank's commitments under traditional credit-related financial instruments. Table 11 schedules these commitments as of December 31, 2005 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 11.  CREDIT-RELATED COMMITMENTS
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                               Commitments expiring by period from December 31, 2005
-----------------------------------------------------------------------------------------------------------------
                                                               Less than         1 - 3        3 - 5    More than
                                                      Total       1 year         years        years      5 years
-----------------------------------------------------------------------------------------------------------------
Loan commitments - revolving                     $1,834,415   $1,362,761      $299,776     $162,196       $9,682
Loan commitments - nonrevolving                     593,667      367,092       226,575            -            -
Credit card and personal credit lines               507,733      507,733             -            -            -
Standby and other letters of credit                 365,582      311,995        53,587            -            -
-----------------------------------------------------------------------------------------------------------------
   Total                                         $3,301,397   $2,549,581      $579,938     $162,196       $9,682
-----------------------------------------------------------------------------------------------------------------

         Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Many such commitments are used only partially or, in some cases, not at all before they expire. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates, and many lines remain partly or wholly unused. Unfunded balances on revolving loan commitments and credit lines should not be used to project actual future liquidity requirements. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Expectations about the level of draws under all credit-related commitments are incorporated into the Company's liquidity and asset/liability management models.

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

         The net interest income simulations run at the end of 2005 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2004. Based on these simulations, annual net interest income (TE) would be expected to increase $28.9 million, or 6.2%, and decrease $31.9 million, or 6.8%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses current growth forecasts and assumes a stable rate environment and structure. The comparable simulation run at year-end 2004 produced results that ranged from a positive impact on net interest income (TE) of $17.3 million, or 4.8%, to a negative impact of $25.6 million, or 7.1%. At the end of each year, additional simulations were run applying instantaneous parallel rate shocks up to 300 basis points as well as gradual rate changes of up to 200 basis points.

         The actual impact that changes in interest rates have on net interest income will depend on many factors. These include Whitney's ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes and corresponding movement in interest rate spreads, and the level of success of asset/liability management strategies implemented.

         The method used for measuring longer-term interest rate risk is the economic value of equity analysis. At year-end 2005, the simulated measure of the Company's sensitivity was acceptable under internal guidelines at all levels of rate shock.

         Changes in interest rates affect the fair values of financial instruments. The earlier section on Investment Securities and Notes 6 and 19 to the consolidated financial statements located in Item 8 contain information regarding fair values.

         The Bank has used interest rate swaps on a limited basis to bring the market risk associated with the longer-duration fixed-rate loans desired by some customers in line with Whitney's asset/liability management objectives. No interest rate swap agreements were in effect at December 31, 2005, and swap activity has had minimal impact on financial condition and results of operations.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)

         Whitney's net interest income (TE) increased $66.7 million, or 20%, in 2005 compared to 2004. Average earning assets were 11% higher in 2005 and the net interest margin (TE) widened 40 basis points. The net interest margin is net interest income (TE) as a percent of average earning assets. The most important factors behind the increase in net interest income in 2005 were loan growth, including growth through acquisitions, an improved mix of earning assets, higher short-term market interest rates, active management of the pricing structure for both loans and deposits, and continued liquidity in the deposit base. Tables 12 and 13 provide details on the components of the Company's net interest income
(TE) and net interest margin (TE).

         Average loans, which in Table 12 include loans held for sale, increased 19% in 2005 and comprised 76% of average earning assets for the year, up from 71% in 2004. Rising benchmark rates for the large variable-rate segment of Whitney's loan portfolio were evident in the 107-basis point improvement in loan yields (TE) between 2004 and 2005. After several years of sustained low market interest rates, short-term rates began to increase in mid-2004 prompting an increase in bank prime rates totaling 125 basis points by the end of 2004 and another 200 basis points by year-end 2005. Balances of loans with adjustable rates tied to short-term market rate indices or prime totaled close to 60% of the dollar value of the portfolio at the end of both 2005 and 2004. The yield
(TE) on the largely fixed-rate investment portfolio is less responsive to changes in market rates and fluctuated within a narrow range during 2005 and 2004, declining 7 basis points between these periods. As discussed earlier, Whitney increased its investment in short-term liquidity-management instruments in response to the rapid build-up of the deposit base after the storms in 2005, although such investments comprised only 1% of average earning assets for the year. The overall yield (TE) on average earning assets was 5.85% in 2005 compared to 5.01% in 2004, an increase of 84 basis points.

         The overall cost of funds increased 44 basis points between 2004 and 2005. Whitney continued to manage the rate structure for its different deposit products during 2005 in an effort to control the impact of upward pressure on funding rates that has continued to build with rising short-term market rates and pricing for competitive financial products. The overall rate on interest-bearing deposits other than time deposits increased 27 basis points in 2005 compared to 2004. Rates paid on time deposits, and in particular time deposits of $100,000 or more, increase at a more rapid rate, reflecting in part the cost of attracting public funds and excess liquidity from certain corporate and private banking customers as noted earlier in the section on "Deposits and Borrowings." The rate on large time deposits in 2005 was up 123 basis points compared to 2004. The rate on short-term and other borrowings, which are most sensitive to market rate changes, increased 150 basis points between 2004 and 2005.

         Changes in the mix of funding sources have a significant impact on the direction of the overall cost of funds. There was a small favorable shift in the overall funding mix in 2005 compared to 2004, mainly reflecting the rapid build-up of lower-cost deposits in 2005 after the late-summer storms. Average noninterest-bearing deposits funded 30% of average earning assets in 2005, up from 27% in 2004, and the percentage of funding from all noninterest-bearing sources increased to 33% in 2005 from 32% in the prior year. Within interest-bearing sources of funds, there has been some shift toward higher-cost sources, which include time deposits and short-term and other borrowings. Higher-cost sources of funds totaled 31% of average earning assets in 2005 and 29% in 2004, while funding from lower-cost interest-bearing deposits decreased to 36% of earning assets in 2005 from 39% in 2004. Whitney's ability to maintain a favorable mix and cost of funding sources over the long term will depend on, among other factors, its continued success in retaining and growing the deposit base in a highly competitive environment and in managing its deposit-pricing structure as rates rise on alternative financial products.

TABLE 12.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES
---------------------------------------------------------------------------------------------------------------------------
                                          Year Ended                    Year Ended                    Year Ended
(dollars in thousands)                 December 31, 2005             December 31, 2004              December 31, 2003
---------------------------------------------------------------------------------------------------------------------------
                                    Average                       Average                       Average
                                    Balance   Interest  Rate      Balance   Interest  Rate      Balance   Interest   Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)                 $6,174,972  $390,835  6.33%   $5,192,713  $273,125  5.26%   $4,647,090  $253,555   5.46%
---------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities         1,185,587    50,978  4.30     1,377,804    60,217  4.37     1,145,511    50,428   4.40
U.S. agency securities               314,031    10,295  3.28       343,502    11,366  3.31       422,331    16,547   3.92
U.S. Treasury securities              61,510     1,987  3.23       122,503     5,072  4.14       196,214     7,344   3.74
Obligations of states and
  political subdivisions (TE)        236,782    14,579  6.16       242,058    15,663  6.47       196,410    13,175   6.71
Other securities                      38,318     1,870  4.88        34,727     1,295  3.73        43,779     1,825   4.17
---------------------------------------------------------------------------------------------------------------------------
     Total investment in
       securities                  1,836,228    79,709  4.34     2,120,594    93,613  4.41     2,004,245    89,319   4.46
---------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments              87,798     3,421  3.90        13,926       181  1.30        66,528       750   1.13
---------------------------------------------------------------------------------------------------------------------------
     Total earning assets          8,098,998  $473,965  5.85%    7,327,233  $366,919  5.01%    6,717,863  $343,624   5.12%
---------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Other assets                         870,447                       619,993                       585,676
Allowance for loan losses            (66,124)                      (57,043)                      (65,517)
---------------------------------------------------------------------------------------------------------------------------
     Total assets                 $8,903,321                    $7,890,183                    $7,238,022
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
     SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits              $  919,722  $  4,769   .52%   $  810,074  $  2,975   .37%   $  709,508  $  2,838    .40%
Money market deposits              1,191,736    11,920  1.00     1,371,419     8,959   .65     1,409,491    11,407    .81
Savings deposits                     829,777     5,986   .72       652,689     2,230   .34       557,178     2,180    .39
Other time deposits                  723,396    12,742  1.76       726,482     9,487  1.31       798,626    14,085   1.76
Time deposits $100,000 and over    1,120,566    29,035  2.59       809,324    11,014  1.36       678,969    10,183   1.50
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
       deposits                    4,785,197    64,452  1.35     4,369,988    34,665   .79     4,153,772    40,693    .98
---------------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings      661,682    16,534  2.50       601,427     6,017  1.00       439,869     2,816    .64
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities                 5,446,879  $ 80,986  1.49%    4,971,415  $ 40,682   .82%    4,593,641  $ 43,509    .95%
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
     LIABILITIES AND
     SHAREHOLDERS' EQUITY
Demand deposits                    2,439,229                     1,977,515                     1,759,414
Other liabilities                     81,851                        59,776                        61,269
Shareholders' equity                 935,362                       881,477                       823,698
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
       shareholders' equity       $8,903,321                    $7,890,183                    $7,238,022
---------------------------------------------------------------------------------------------------------------------------

Net interest income and
  margin (TE)                                 $392,979  4.85%               $326,237  4.45%               $300,115   4.47%
Net earning assets and spread     $2,652,119            4.36%   $2,355,818            4.19%   $2,124,222             4.17%
Interest cost of funding earning
  assets                                                1.00%                          .56%                           .65%
---------------------------------------------------------------------------------------------------------------------------

 (a) Tax-equivalent (TE) amounts are calculated using a marginal federal income  tax rate of 35%.
 (b) Includes loans held for sale.
 (c) Average balance includes  nonaccruing loans of $26,848, $26,942 and $34,507, respectively, in 2005,
     2004 and 2003.

                                       31

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
-------------------------------------------------------------------------------------------------------------------
                                                      2005 Compared to 2004               2004 Compared to 2003
                                             ----------------------------------------------------------------------
                                                       Due to                             Due to
                                                      Change in         Total            Change In          Total
                                                 -------------------   Increase      ------------------    Increase
(dollars in thousands)                            Volume      Rate    (Decrease)      Volume      Rate    (Decrease)
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (TE)
Loans (TE)                                       $56,728    $60,982    $117,710      $28,950    $(9,380)   $19,570
-------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities                        (8,279)      (960)     (9,239)      10,155       (366)     9,789
U.S. agency securities                              (967)      (104)     (1,071)      (2,827)    (2,354)    (5,181)
U.S. Treasury securities                          (2,140)      (945)     (3,085)      (2,987)       715     (2,272)
Obligations of states and political
  subdivisions (TE)                                 (336)      (748)     (1,084)       2,968       (480)     2,488
Other securities                                     144        431         575         (351)      (179)      (530)
-------------------------------------------------------------------------------------------------------------------
    Total investment securities                  (11,578)    (2,326)    (13,904)       6,958     (2,664)     4,294
-------------------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments                           2,354        886       3,240         (669)       100       (569)
-------------------------------------------------------------------------------------------------------------------
    Total interest income (TE)                    47,504     59,542     107,046       35,239    (11,944)    23,295
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
NOW account deposits                                 444      1,350       1,794          381       (244)       137
Money market deposits                             (1,297)     4,258       2,961         (301)    (2,147)    (2,448)
Savings deposits                                     737      3,019       3,756          346       (296)        50
Other time deposits                                  (40)     3,295       3,255       (1,187)    (3,411)    (4,598)
Time deposits $100,000 and over                    5,378     12,643      18,021        1,833     (1,002)       831
-------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                5,222     24,565      29,787        1,072     (7,100)    (6,028)
-------------------------------------------------------------------------------------------------------------------
Short-term and other borrowings                      659      9,858      10,517        1,264      1,937      3,201
-------------------------------------------------------------------------------------------------------------------
    Total interest expense                         5,881     34,423      40,304        2,336     (5,163)    (2,827)
-------------------------------------------------------------------------------------------------------------------
    Change in net interest income (TE)           $41,623    $25,119     $66,742      $32,903    $(6,781)   $26,122
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

         Net interest income (TE) increased $26.1 million, or 9%, in 2004, consistent with the rate of growth in average earning assets from 2003. The net interest margin (TE) was essentially stable between these periods. The important factors behind this increase were substantially the same as those underlying the increase in net interest income in 2005 as noted earlier.

         Average loans grew by 12% in 2004 and comprised 71% of average earning assets for the period, up from 69% in 2003. A further shift to variable pricing within the loan portfolio in 2004 and the concentration of loan growth in high-quality commercial credits contributed to a 20 basis point decline in annual yield (TE) on the loan portfolio between 2003 and 2004. This trend to variable pricing also positioned the portfolio for more rapid yield improvement with rising short-term market rates, as was evident in the 51-basis point increase in the loan portfolio yield (TE) from the second quarter to the fourth quarter of 2004. As noted earlier, adjustable-rate loans totaled close to 60% of the dollar value of the portfolio at year-end 2004. The adjustable-rate total at the end of 2003 was closer to 50% of the portfolio. The average yield (TE) on the investment portfolio was again relatively stable between 2003 and 2004, declining only 5 basis points. The overall yield (TE) on average earning assets was 5.01% in 2004 compared to 5.12% in 2003, a decrease of 11 basis points. With rising market rates, the overall earning asset yield increased 42 basis points during the second half of 2004 compared to the yield in 2004's second quarter.

         The overall cost of funds decreased 9 basis points between 2003 and 2004. As with earning assets, however, the cost of funds increased in the latter part of 2004 with rising short-term market rates. Whitney's management of the deposit-pricing structure helped limit this increase between the second and fourth quarters of 2004 to 10 basis points. The cost of interest-bearing deposits declined 19 basis points in 2004, but increased 10 basis points during the second half of the year. Substantially all of this increase was from a 23 basis point increase in the rate paid on time deposits, which partly reflected a higher level of public funds in the deposit base as well as the cost structure of deposits acquired in a business combination in the third quarter of 2004. The overall interest cost on short-term and other borrowings was most sensitive to market rate changes, increasing 36 basis points between 2003 and 2004 and 61 basis points from the second quarter to the fourth quarter of 2004.

PROVISION FOR LOAN LOSSES

         Whitney provided $37 million for loan losses in 2005, and the allowance for loan losses increased during the year by $36 million compared to year-end 2004. The allowance at December 31, 2005 incorporated management's best assessment based on currently available information of the impact of the recent storms on credit quality. In 2004, the Company recognized a $2.0 million provision for loan losses. The credit risk profile of Whitney's customer base improved in 2004, and Whitney was able to reduce its allowance for loan losses by $5.1 million compared to the end of 2003. Net charge-offs totaled $5.0 million in 2005 and $9.6 million in 2004.

         For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, including management's approach to assessing the storms' impact on credit quality, see the earlier section on "Loans, Credit Risk Management and Allowance for Loan Losses." The future level of the allowance and provisions for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME

         Table 14 shows the components of noninterest income for each year in the three-year period ended December 31, 2005, along with the percent changes between years for each component. Noninterest income was essentially unchanged in 2005 after decreasing 8%, or $7.0 million, in 2004.

TABLE 14.  NONINTEREST INCOME
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     2005    % change        2004    % change        2003
-----------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                      $30,579     (18)%       $37,148      (3)%       $38,309
Bank card fees                                            11,972      16          10,319      12           9,193
Trust service fees                                         9,483       6           8,959      10           8,126
Secondary mortgage market operations                       5,022       2           4,925     (56)         11,248
ATM fees                                                   4,085      (9)          4,497      (4)          4,691
Credit-related fees                                        5,029      28           3,923       5           3,740
Investment services income                                 3,655       4           3,508     (13)          4,010
Other fees and charges                                     3,745      20           3,125      (8)          3,405
Other operating income                                     4,536      17           3,880     (19)          4,764
Net gain on sales and other
 revenue from foreclosed assets                            2,692      (a)          1,378      (a)          1,132
Net gains on disposals of surplus property                 1,369      (a)            793      (a)             23
Securities transactions                                       68      (a)             68      (a)            863
-----------------------------------------------------------------------------------------------------------------
  Total noninterest income                               $82,235      - %        $82,523      (8)%       $89,504
-----------------------------------------------------------------------------------------------------------------
(a) Not meaningful.

         Income from service charges on deposit accounts declined 18%, or $6.6 million, in 2005, following a 3% decline between 2004 and 2003. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

         Account maintenance fees for business customers were down 29%, or $2.9 million, in 2005, after decreasing 11%, or $1.2 million, in 2004. The fees charged on a large number of business accounts are based on an analysis of account activity, and these accounts are allowed to offset accumulated charges with an earnings credit based on balances maintained in the account. The rate used to calculate the earnings credit is based on short-term market rates. Analysis account fees declined 35%, or $3.0 million, in 2005, and 14%, or $1.3 million, in 2004, reflecting in large part the increase in the earnings credit rate beginning with the latter half of 2004. Analysis fee income in recent years has also been negatively impacted by higher levels of liquidity in the deposit base, some reduction in the volume of chargeable transactions, and the migration of customers with lower transaction volumes to fixed-fee business account products. Total fixed-fee account fees, though still small relative to total analysis fees, increased 5% in 2005 and 10% in 2004.

         Personal account service charges were lower in both 2005 and 2004, by $.8 million and $.5 million, respectively. These reductions largely reflect the loss of lower-balance customers to competitive "no-fee" account products, which have been aggressively promoted in parts of Whitney's market area.

         Charges earned on specific transactions and services in 2005 were down $2.9 million compared to 2004, substantially all related to fees for items returned for insufficient funds and for overdrafts. Although broad trends in how customers execute transactions have been reducing charging opportunities, the decrease in fees during 2005 was for the most part a function of the higher deposit account balances maintained after the storms by customers in the areas most impacted. The earlier section on "Deposits and Borrowings" discussed the factors behind this accumulation of deposit balances. This phenomenon and the reduction in deposit charges earned continued into early 2006. In 2004, charges earned on specific transactions and services increased $.6 million compared to 2003, reflecting improved pricing and expanded services from the earlier period.

         Bank card fees increased 16%, or $1.7 million, in 2005 and 12%, or $1.1 million, in 2004. This income category includes fees from activity on Bank-issued debit and credit cards. Debit card fee income was up 24%, or $1.3 million, in 2005, on a 26% increase in transaction volume compared to 2004. Over half of the volume increase came in the last quarter of 2005, indicating in part a change in payment behavior within the customer base dislocated by the late summer storms. Debit card fee income increased 11%, or $.5 million, in 2004 when transaction volume rose 13%. Fee income from credit card activity grew 14% in 2005, generally consistent with the growth in transaction volume, and was up 15% in 2004.

         Trust service fees increased 6% in 2005, driven mainly by new business. This followed a 10% increase in 2004 compared to 2003 that reflected both new business and improved equity market valuations relative to the earlier period. During 2004, Whitney positioned additional relationship officers to attract and service trust and wealth management customers across its market area.

         Fee income generated by Whitney's secondary mortgage market operations increased 2% in 2005. The addition of Destin Bank's mortgage operations and the allocation of additional resources to selected parts of Whitney's market helped generate an increase in overall home loan production in 2005. Production in storm-impacted areas was disrupted for a period, but the impact was not significant to overall operations. These disruptions did, however, delay the completion of a number of loan sales, caused the renegotiation of sales contracts and reduced profitability. Completed sales of home loans totaled approximately $300 million in 2005, $270 million in 2004 and $680 million in 2003. The fall-off in sales from 2003 to 2004 mainly reflected a decrease in production from refinancing activity, and fee income in 2004 decreased $6.3 million to a level less than half that generated in 2003. Although rates remained low during 2004 from a historical perspective, they could not stimulate refinancing activity by homeowners to the levels seen in 2003 when such activity made up 70% of the total dollar volume of Whitney's originations.

         Credit-related fees include fees on letters of credit and unused commercial credit lines. The 28%, or $1.1 million, increase in this income category in 2005 was mainly a function of the increased volume of credit facilities granted and outstanding.

         Investment services income increased 4% in 2005 following a 13% decrease in 2004 compared to 2003. Investment services include stock brokerage and annuity sales as well as fixed-income securities transactions for correspondent banks and other commercial and personal customers. The addition of Destin's operations fueled the income improvement in 2005. Market conditions in both 2005 and 2004 dampened the demand for fixed-income transactions among Whitney's customer base.

         The Destin acquisition added $.6 million in fees from insurance services to the 2005 total for other fees and charges. The decline in this income category from 2003 to 2004 reflected the elimination of revenues from an outsourcing agreement that was cancelled.

         In the first quarter of 2005, PULSE EFT Association was sold to Discover Financial Services. As a member of the PULSE electronic payment network, Whitney received distributions totaling approximately $1.1 million that were reported with other operating income for 2005. Other operating income for 2003 included a gain of $1.4 million recognized on the sale of a portfolio of seasoned loans originated under affordable-housing programs.

         The net gain on sales and other revenue from foreclosed assets includes income from grandfathered assets that varies from year to year as opportunities for sales arise. Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales. The net gains recognized in each period from dispositions of surplus banking property are shown in Table 14.

NONINTEREST EXPENSE

         Table 15 shows the components of noninterest expense for each year in the three-year period ended December 31, 2005, along with the percent changes between years for each component. Noninterest expense increased 10%, or $26.7 million, in 2005, following an increase of 7%, or $17.4 million, between 2003 and 2004. Incremental operating costs associated with acquired operations, including the amortization of acquired intangibles, totaled approximately $12.5 million in 2005 and $2.7 million in 2004.

         Storm-related losses of $4.4 million were included in noninterest expense in 2005 representing in part the deductibles on Whitney's insurance policies. Certain categories of recurring noninterest expense were reduced in the period following the storms as a result of facility closings, service interruptions, and increased employee turnover during the relocation of New Orleans-based operations. The Company is working diligently to revise its disaster recovery plans and operating arrangements before the start of the 2006 hurricane season to address what shortcomings were exposed during this unprecedented crisis. In addition, management is developing longer-range plans designed to make Whitney's operations more resilient, with less exposure of critical operations to disasters of any type. These initiatives will lead to some recurring increase in operating expense, but they should also significantly reduce the direct and indirect costs associated with future natural disasters. Although management believes that adequate insurance coverage will continue to be available, the cost of coverage to the Company could increase sharply in the short-term.

TABLE 15.  NONINTEREST  EXPENSE
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      2005    % change        2004    % change         2003
-------------------------------------------------------------------------------------------------------------------
Employee compensation                                    $132,488      11%       $119,713       5%        $113,994
Employee benefits                                          33,020      11          29,644       8           27,377
-------------------------------------------------------------------------------------------------------------------
  Total personnel                                         165,508      11         149,357       6          141,371
Net occupancy                                              22,846      12          20,461       5           19,521
Equipment and data processing                              17,344      (2)         17,636       2           17,264
Telecommunication and postage                               9,154       3           8,846       3            8,614
Corporate value and franchise taxes                         7,824       4           7,496       6            7,079
Legal and other professional services                       6,091       2           5,943      (1)           6,029
Amortization of intangibles                                 8,261      46           5,657       6            5,332
Security and other outsourced services                     10,493      16           9,045       2            8,846
Advertising and promotion                                   4,436     (22)          5,675      54            3,679
Operating supplies                                          3,853       3           3,727       5            3,546
Bank card processing services                               3,036      16           2,612      14            2,293
Deposit insurance and regulatory fees                       2,160       7           2,015       5            1,926
Miscellaneous operating losses                              6,624      67           3,971     141            1,645
Other operating expense                                    19,348       8          17,837      13           15,778
-------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                              $286,978      10%       $260,278       7%        $242,923
-------------------------------------------------------------------------------------------------------------------

         Personnel expense represented more than half of the Company's noninterest expense in each period and was the major factor in fluctuations from year to year. Employee compensation increased 11%, or $12.8 million, in 2005, and was up 5%, or $5.7 million, in 2004. Employee compensation includes base pay, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans.

         Base pay rose 8%, or $7.8 million, in 2005, with a little more than half related to the staff of acquired operations. This followed a 5%, or $4.9 million, increase from 2003 to 2004, when acquired operations contributed 1% to the total percentage change. Whitney's full-time equivalent staff grew on average by approximately 3% in 2005 and 1% in 2004, substantially all related to acquisitions, through there was some branch expansion and strategic placement of additional relationship officers. Most of the storm-related attrition toward the end of 2005 is expected to be restored in the early part of 2006.

         Employees earned an additional $1.4 million under sales-based incentive plans during 2005 compared to 2004, of which approximately $.8 million was earned by the staff of acquired operations. In 2004, compensation earned under these incentive plans was $2.0 million less than in 2003. Incentive pay for residential mortgage loan production was the main factor, reflecting the significant decrease between these periods in loan origination volumes.

         Compensation expense associated with management incentive programs increased by $3.5 million in 2005. This increase mainly related to the cash bonus incentive program and reflected Whitney's performance, as adjusted for certain storm-related items, in relation to its designated peer group, an increased emphasis on performance-based pay in the overall 2005 compensation packages for top management, and expanded management participation in the program. Between 2003 and 2004, there was a $2.8 million increase in the expense for management incentive programs, with stock-based compensation the main factor. Whitney has recognized stock-based compensation expense with respect to performance-based restricted stock grants. This expense fluctuates with changes in the Company's stock price, employee participation levels, and expectations about the extent to which performance objectives will be met.

         As is discussed in Note 2 to the consolidated financial statements located in Item 8, new authoritative guidance has been issued that establishes the fair value-based method as the exclusive method of accounting for stock-based compensation and is effective for awards, including awards of stock options, which are granted, modified, repurchased, or cancelled after December 31, 2005. This new guidance also changes how Whitney will calculate compensation expense for unvested restricted stock awards starting with the first quarter of 2006, and the related compensation expense will differ from what would have been recognized under the prior accounting method. The difference in total compensation expense cannot be determined because the expense under the prior method would vary with future changes in Whitney's stock price. The impact of the revised standard on the accounting for future awards of stock-based compensation will depend on the terms of those awards.

         Employee benefits expense increased 11%, or $3.4 million, in 2005, and was up 8%, or $2.3 million, in 2004. The major components of employee benefits expense, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

         The performance of the pension trust fund and trends in market yields on fixed-income securities in one period can cause fluctuations in the actuarially-determined periodic expense for the defined-benefit pension plan in future periods, holding other variables constant. The $1.4 million increase in pension expense in 2005 followed a relatively sharp drop during 2004 in the market yields referenced to determine the appropriate rate for discounting projected pension benefits. Investment performance in 2004 was in line with the long-term expected rate of return. Pension expense increased $.8 million in 2004. Although fixed-income market yields and the discount rate also declined in 2003, the trust fund posted better than assumed investment returns for the year. An $8 million employer contribution to the pension trust toward the end of 2003 also had a favorable impact on 2004 expense. Pension expense is expected to increase again in 2006, reflecting a further decrease in referenced market yields during 2005 and an investment performance below the long-term expected return. The rate of increase will be moderated by the impact of a $20 million contribution to the trust fund toward the end of 2005.

         Trends in fixed-income market yields also impact the actuarial valuation results for postretirement health benefits as do trends in actual benefit outlays. Lower rates and unfavorable benefit experience in 2004 contributed to a $.6 million expense increase in 2005. A favorable comparison of postretirement health benefits costs in 2004 versus 2003 reflected the impact of legislation on prescription drug benefits under Medicare.

         The cost of providing health coverage to active employees increased 4%, or $.4 million, in 2005, net of employee contributions. This followed an increase of 13%, or $1.0 million, in 2004 compared to 2003. Whitney's health coverage costs had been increasing at a pace well above the general rate of inflation for a number of years, mirroring to a large extent broad trends in the consumption and cost of medical services, including prescription drugs. Whitney seeks to provide competitive benefits in a cost-efficient manner, and management reviews the structure of Whitney's health plans and the appropriate level of employee cost-sharing on a regular basis. Changes made to the plans for 2005 increased cost-sharing and encouraged employee participation in the most cost-effective coverage options. The trends that underlie increasing health benefit costs are expected to continue in the near term.

         Net occupancy expense increased 12%, or $2.4 million, in 2005, including $1.6 million of incremental costs associated with acquired operations. There was also a net increase in occupancy expense from the addition of several new branches and the replacement or relocation of several other existing facilities. Although storm-related facility closures and asset retirements reduced certain recurring occupancy costs after the storms in 2005, these savings were for the most part offset by a corresponding loss of office rental revenue. Nine branch locations remain closed, and business is being conducted from temporary facilities or on a limited-access basis at seven other storm-damaged locations. Substantially all rental space is back in operation. In 2004, net occupancy expense increased 5%, or $.9 million, with expansion as the main factor. Whitney opened six new or replacement branches from late 2003 through the end of 2004, in addition to the locations acquired in Tampa and Ft. Walton in 2004. To reduce costs over the long term and enhance productivity, certain operations in Houston were moved to one of the new facilities in 2004 and out of office space that was subject to a noncancelable lease. Whitney recognized a loss of $1.6 million in 2004 related to its remaining obligation under the lease. This loss is included with miscellaneous operating losses in Table 15.

         Equipment and data processing expense decreased 2%, or $.3 million, in 2005, although there was $.7 million in added costs for acquired operations. The phase-in of the ATM outsourcing contract during 2005, as discussed further below, gradually eliminated the expense of owning and maintaining these machines. Storm-related asset retirements and closures also served to reduce expense in 2005, although the impact was not significant. The Company's equipment and data processing expense has also benefited in recent years from aggressive contract management and close control over capital expenditures for both new projects and the replacement of fully-depreciated assets. Branch expansion and acquisitions were factors in the 2% increase in this expense category in 2004 compared to 2003.

         The total expense for professional services, both legal and other services, has been relatively stable over the last three years. Legal expense, which covers services for both loan collection efforts and general corporate matters, was down 16%, or $.5 million, in 2005. The higher level of internally criticized loans accumulated during 2005 had not led to significant legal collection work through year end. Storm-related disruptions to law firm operations and judicial systems were also a factor. Legal expense also declined in 2004, by 12%, compared to 2003, partly reflecting improvements in loan credit quality in 2003 that continued through 2004. The expense for other professional services in 2005 was up 20%, or $.6 million, from 2004. Each of these years included approximately $.5 million for system-conversion services related to business acquisitions. The increase in 2005 came from consulting services on a variety of projects, such as new product development and the evaluation of compliance programs and optimal resource allocations, none of which were individually significant. In 2004, the expense for other professional services increased 12% over the prior year. In addition to the cost of converting acquired systems, the total in 2004 included additional audit and consulting fees associated with Whitney's compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002.

         Bank and branch acquisitions in 2005 and 2004 led to an increase in amortization of intangibles in each of these years, mainly associated with the value of deposit relationships acquired in these transactions. There were no acquisitions in 2003. Amortization expense of $8.7 million is scheduled for 2006. This amount does not include the impact of a pending business acquisition expected to be completed in the second quarter of 2006. Note 4 to the consolidated financial statements located in Item 8 reviews completed and pending acquisitions.

         The expense for security and other outsourced services increased 16%, or $1.4 million, in 2005, mainly related to a new outsourcing agreement. Early in 2005, the Bank entered into a contract to outsource virtually all aspects of its ATM operations, including ownership of the equipment. This contract allowed Whitney to avoid significant costs to upgrade its ATMs to comply with new regulatory mandates. The contract calls for annual payments in excess of $3 million for a seven-year period. Payments during the phase-in period in 2005 were substantially less than the scheduled annual outlay.

         During 2004, management directed an additional $2.0 million to advertising and promotional activities compared to 2003. This mainly supported the execution of a campaign aimed at enhanced image awareness and brand differentiation throughout much of Whitney's market area. This campaign was largely completed by the end of 2004 and no comparable campaign was conducted in 2005. Increased advertising is planned for 2006, mainly to promote new and enhanced products.

         Bank card processing services expense will vary mainly with changes in transaction volume on Bank-issued credit cards. Transaction volumes and bank card fee income are discussed in the earlier section on "Noninterest Income."

         In addition to the $4.4 million of storm-related disaster response costs and casualty losses mentioned earlier, miscellaneous operating losses in 2005 included the accrual of a $.6 million loss contingency related to unfunded loan commitments. In 2004, operating losses included the $1.6 million lease abandonment charge mentioned above in the discussion of occupancy expense and a $.6 million casualty loss for property damage sustained when Hurricane Ivan struck the Florida-Alabama coastal border during that year.

         The expense categories included in other operating expense were up 8%, or $1.5 million, on a combined basis in 2005, and 13%, or $2.1 million, in 2004. The total for 2005 included a $.5 million contribution to a disaster assistance fund for Whitney's employees. The required amortization of affordable housing projects increased in each year and was the main factor behind the increase in other operating expense in 2004 compared to 2003. Tax credits associated with the affordable housing investments reduced income tax expense and the effective tax rates as noted in the following section and Note 23 to the consolidated financial statements located in Item 8.

INCOME TAXES

         The Company provided for income tax expense at an effective rate of 29.6% in 2005, 30.8% in 2004 and 31.9% in 2003. The effective tax rate has been lower than the 35% statutory federal tax rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects. Federal disaster-relief legislation passed in December 2005 provided for a tax credit to businesses in the storm-affected areas based on salaries paid to dislocated employees through the end of 2005. The following reconciles reported income tax expense to that computed at the statutory federal tax rate for each year in the three-year period ended December 31, 2005:

TABLE 16.  INCOME TAXES
------------------------------------------------------------------------------------------------------------------
(in thousands)                                                       2005             2004              2003
------------------------------------------------------------------------------------------------------------------
Income tax expense at 35% of pre-tax income                       $50,875          $49,117           $50,624
Increase (decrease) resulting from
  Tax exempt income                                                (3,630)          (3,880)           (3,481)
  Low income housing credits                                       (2,387)          (1,929)           (1,352)
  Disaster-relief credit                                           (1,900)              -                 -
  State income tax and miscellaneous items                             49             (110)              308
------------------------------------------------------------------------------------------------------------------
Income tax expense reported                                       $43,007          $43,198           $46,099
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

FOURTH QUARTER RESULTS

         Whitney earned $35.1 million for the quarter ended December 31, 2005, a 30% increase compared to net income of $27.0 million reported for the fourth quarter of 2004. Per share earnings were $.56 per basic share and $.55 per diluted share in 2005's fourth quarter, up 30% and 28%, respectively, from $.43 per share, both basic and diluted, in the year-earlier period.

         Selected fourth quarter highlights follow:
         o Whitney's net interest income (TE) increased $19.9 million, or 23%, compared to the fourth quarter of 2004, driven by a 13% increase in average earning assets and a wider net interest margin. The net interest margin (TE) was 5.03% for the fourth quarter of 2005, up 40 basis points from the year-earlier period. The overall yield on earning assets increased 92 basis points, reflecting both higher benchmark rates for the large variable-rate segment of Whitney's loan portfolio and an increased percentage of loans in the earning asset mix. The rapid build-up of the deposit base following the storms improved the funding mix during the fourth quarter of 2005. This improvement was evident in the one-basis point increase in the overall cost of funds between the third and fourth quarters of 2005 and a 52-basis point increase from the fourth quarter of 2004.

         o Whitney made no provision for loan losses in the fourth quarter of 2005, compared to a $2 million provision in the fourth quarter of 2004. In 2005's third quarter, Whitney had provided $34 million for loan losses, mostly reflecting management's initial estimate of the storms' impact on credit quality. Extensive reviews of the storms' impact on borrowers performed during the fourth quarter of 2005 indicated a level of storm-related credit risk that was somewhat lower than initially estimated, and these findings were factored into the determination of the allowance at December 31, 2005. The total of loans criticized through the internal credit risk classification process increased by $35 million during the fourth quarter and the corresponding allowance increased $5.6 million. Net charge-offs totaled $.9 million in 2005's fourth quarter compared to $2.3 million in the fourth quarter of 2004.

         o Noninterest income decreased 9%, or $1.8 million, from the fourth quarter of 2004. Deposit service charge income decreased 31%, or $2.8 million. Certain charging opportunities were reduced with the accumulation of deposit balances after the storms and the earnings credit allowed against service charges on certain business deposit accounts continued to grow with rising short-term market rates. Improvements were noted in a number of income categories, such as bank card fees and fees from secondary mortgage market operations, reflecting both internal growth and contributions from acquired operations. These and other improvements to noninterest income for the fourth quarter of 2005 were offset in part by storm-related fee waivers and the temporary disruption of certain rental operations.

         o Noninterest expense in the fourth quarter of 2005 increased 17%, or $10.9 million, from 2004's fourth quarter. The incremental expense associated with acquired operations totaled $3.1 million in the fourth quarter of 2005, including amortization of acquired intangibles. Personnel expense increased 11%, or $4.3 million, in total, including $1.4 million for the staff of acquired operations and an additional $1.2 million in compensation under management incentive programs. Whitney expensed $3.3 million of storm-related disaster response costs and casualty losses in the fourth quarter of 2005 and contributed $.5 million during the period to a disaster assistance fund for its employees.

         The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K provides selected comparative financial information for each of the four quarters in 2005 and 2004.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required for this item is included in the section entitled "Asset/Liability Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appears in Item 7 of this Form 10-K and is incorporated here by reference.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited)
                                                                            2005 Quarters
-------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)             4th            3rd             2nd           1st
-------------------------------------------------------------------------------------------------------------
Net interest income                                    $106,426        $97,685         $94,569       $88,419
Net interest income (TE)                                107,907         99,116          96,023        89,933
Provision for loan losses                                     -         34,000           1,500         1,500
Noninterest income                                       18,328         20,305          22,211        21,391
  Net securities gains in noninterest income                  -              -              68             -
Noninterest expense                                      76,657         71,678          72,382        66,261
Income tax expense                                       12,948          3,189          13,577        13,293
-------------------------------------------------------------------------------------------------------------
Net income                                             $ 35,149        $ 9,123         $29,321       $28,756
-------------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                     $9,539,789     $8,999,177      $8,833,445    $8,225,375
    Earning assets                                    8,524,522      8,158,377       8,104,745     7,597,501
    Loans                                             6,512,421      6,332,291       6,102,380     5,591,349
    Deposits                                          7,973,830      7,229,462       7,086,179     6,593,001
    Shareholders' equity                                952,579        966,771         933,976       887,059
-------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                               1.46%           .40%           1.33%         1.42%
    Return on average equity                              14.64           3.74           12.59         13.15
    Net interest margin                                    5.03           4.83            4.75          4.78
-------------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                                  $.56           $.15            $.47          $.47
    Diluted                                                 .55            .14             .46           .47
Cash dividends per share                                    .25            .25             .25           .23
Trading data
    High price                                           $29.93         $33.69          $33.00        $31.09
    Low price                                             24.14          26.60           28.65         28.44
    End-of-period closing price                           27.56          27.04           32.63         29.67
    Trading volume                                   16,175,745     18,314,726       6,531,000     9,412,595
-------------------------------------------------------------------------------------------------------------
                                                                            2004 Quarters
-------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)             4th            3rd             2nd           1st
-------------------------------------------------------------------------------------------------------------
Net interest income                                     $86,355        $80,186         $76,359       $77,190
Net interest income (TE)                                 87,972         81,725          77,869        78,671
Provision for loan losses                                 2,000              -           2,000        (2,000)
Noninterest income                                       20,172         20,053          21,391        20,907
  Net securities gains in noninterest income                  -             68               -             -
Noninterest expense                                      65,719         68,261          64,272        62,026
Income tax expense                                       11,810          9,900           9,575        11,913
-------------------------------------------------------------------------------------------------------------
Net income                                              $26,998        $22,078         $21,903       $26,158
-------------------------------------------------------------------------------------------------------------
Average balances
    Total assets                                     $8,170,990     $7,882,497      $7,782,108    $7,722,135
    Earning assets                                    7,568,194      7,309,316       7,253,932     7,175,034
    Loans                                             5,506,923      5,231,828       5,069,304     4,906,710
    Deposits                                          6,577,154      6,440,765       6,248,685     6,119,857
    Shareholders' equity                                925,176        882,744         862,016       855,476
-------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets                               1.31%          1.11%           1.13%         1.36%
    Return on average equity                              11.61           9.95           10.22         12.30
    Net interest margin                                    4.63           4.46            4.31          4.40
-------------------------------------------------------------------------------------------------------------
Earnings per share
    Basic                                                  $.43           $.36            $.36          $.43
    Diluted                                                 .43            .35             .36           .43
Cash dividends per share                                    .23            .22             .22           .22
Trading data
    High price                                           $30.83         $30.12          $29.86        $29.33
    Low price                                             27.47          26.60           26.35         26.48
    End-of-period closing price                           29.99          28.00           29.78         27.83
    Trading volume                                   10,193,418      7,243,113       4,992,822     5,232,899
-------------------------------------------------------------------------------------------------------------
All prices as reported on the Nasdaq National Market.

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

         Management used the framework of criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an evaluation of the effectiveness of internal control over financial reporting. Based on that evaluation, management concluded that internal control over financial reporting for the Company as of December 31, 2005 was effective.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCooopers LLP, an independent registered public accounting firm, as stated in their report, which follows.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Shareholders and Board of Directors
  of Whitney Holding Corporation:

         We have completed integrated audits of Whitney Holding Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------
         In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Whitney Holding Corporation and its subsidiaries (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------
         Also, in our opinion, management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting," that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


/s/PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 15, 2006.

                                 WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                                                             December 31
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                2005                  2004
-------------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and due from financial institutions                                        $  554,827            $  213,751
  Federal funds sold and short-term investments                                      805,758                22,424
  Loans held for sale                                                                 46,678                 8,796
  Investment securities
    Securities available for sale                                                  1,413,763             1,763,774
    Securities held to maturity, fair values of  $228,027 and
      $232,225, respectively                                                         227,688               227,470
-------------------------------------------------------------------------------------------------------------------
      Total investment securities                                                  1,641,451             1,991,244
  Loans, net of unearned income                                                    6,560,597             5,626,276
    Allowance for loan losses                                                        (90,028)              (54,345)
-------------------------------------------------------------------------------------------------------------------
      Net loans                                                                    6,470,569             5,571,931
-------------------------------------------------------------------------------------------------------------------

  Bank premises and equipment                                                        151,978               156,602
  Goodwill                                                                           204,089               115,771
  Other intangible assets                                                             26,304                24,240
  Accrued interest receivable                                                         52,808                28,985
  Other assets                                                                       154,544                88,880
-------------------------------------------------------------------------------------------------------------------
      Total assets                                                               $10,109,006            $8,222,624
-------------------------------------------------------------------------------------------------------------------

LIABILITIES
  Noninterest-bearing demand deposits                                             $3,301,227            $2,111,703
  Interest-bearing deposits                                                        5,303,609             4,500,904
-------------------------------------------------------------------------------------------------------------------
      Total deposits                                                               8,604,836             6,612,607
-------------------------------------------------------------------------------------------------------------------

  Short-term and other borrowings                                                    433,350               634,259
  Accrued interest payable                                                            10,538                 5,032
  Accrued expenses and other liabilities                                              99,239                65,961
-------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                            9,147,963             7,317,859
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value
    Authorized - 100,000,000 shares
    Issued - 63,657,059 and 63,163,398 shares, respectively                            2,800                 2,800
  Capital surplus                                                                    261,318               250,793
  Retained earnings                                                                  738,655               697,977
  Accumulated other comprehensive loss                                               (21,223)               (2,963)
  Treasury stock at cost - 316,575 and 1,061,817 shares, respectively                 (9,363)              (31,475)
  Unearned restricted stock compensation                                             (11,144)              (12,367)
-------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                     961,043               904,765
-------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                 $10,109,006            $8,222,624
-------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.
  Share data reflects the 3-for-2 stock split effective May 25, 2005.

                                   WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Years Ended December 31
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                 2005            2004           2003
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                               $390,058        $272,460       $252,611
  Interest and dividends on investment securities
    Taxable securities                                                       65,130          77,950         76,144
    Tax-exempt securities                                                     9,476          10,181          8,564
  Interest on federal funds sold and short-term investments                   3,421             181            750
-------------------------------------------------------------------------------------------------------------------
    Total interest income                                                   468,085         360,772        338,069
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                       64,452          34,665         40,693
  Interest on short-term and other borrowings                                16,534           6,017          2,816
-------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                   80,986          40,682         43,509
-------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                         387,099         320,090        294,560
PROVISION FOR LOAN LOSSES                                                    37,000           2,000         (3,500)
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         350,099         318,090        298,060
-------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                                        30,579          37,148         38,309
  Bank card fees                                                             11,972          10,319          9,193
  Trust service fees                                                          9,483           8,959          8,126
  Secondary mortgage market operations                                        5,022           4,925         11,248
  Other noninterest income                                                   25,111          21,104         21,765
  Securities transactions                                                        68              68            863
-------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                 82,235          82,523         89,504
-------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Employee compensation                                                     132,488         119,713        113,994
  Employee benefits                                                          33,020          29,644         27,377
-------------------------------------------------------------------------------------------------------------------
    Total personnel                                                         165,508         149,357        141,371
  Net occupancy                                                              22,846          20,461         19,521
  Equipment and data processing                                              17,344          17,636         17,264
  Telecommunication and postage                                               9,154           8,846          8,614
  Corporate value and franchise taxes                                         7,824           7,496          7,079
  Legal and other professional services                                       6,091           5,943          6,029
  Amortization of intangibles                                                 8,261           5,657          5,332
  Other noninterest expense                                                  49,950          44,882         37,713
-------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                               286,978         260,278        242,923
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                  145,356         140,335        144,641
INCOME TAX EXPENSE                                                           43,007          43,198         46,099
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $102,349        $ 97,137       $ 98,542
-------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic                                                                       $1.65           $1.59          $1.65
  Diluted                                                                      1.63            1.56           1.63
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic                                                                  62,008,004      61,122,581     59,894,147
  Diluted                                                                62,953,293      62,083,043     60,594,201
CASH DIVIDENDS PER SHARE                                                      $ .98           $ .89          $ .82
-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
Share and per share data give effect to the 3-for-2 stock split effective May 25, 2005.

                                       46

                                 WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated               Unearned
                                                                             Other                 Restricted
                                             Common   Capital   Retained  Comprehensive  Treasury     Stock
(dollars in thousand, except per share data)  Stock   Surplus   Earnings  Income (Loss)   Stock   Compensation  Total
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                 $2,800  $167,235   $607,235    $ 30,104   $      -     $ (6,891) $800,483
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                      -         -     98,542           -          -            -    98,542
  Other comprehensive loss:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                       -         -          -     (21,666)         -            -   (21,666)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        -         -     98,542     (21,666)         -            -    76,876
-----------------------------------------------------------------------------------------------------------------------
Cash dividends, $.82 per share                    -         -    (49,582)          -          -            -   (49,582)
Stock issued to dividend reinvestment
  plan                                            -     1,303          -           -        487            -     1,790
Long-term incentive plan stock activity:
  Restricted grants and related activity          -     9,630          -           -     (1,227)      (3,823)    4,580
  Options exercised                               -     5,023          -           -        503            -     5,526
Directors' compensation plan
  stock activity                                  -       433          -           -        207            -       640
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                 $2,800  $183,624   $656,195    $  8,438   $    (30)    $(10,714) $840,313
-----------------------------------------------------------------------------------------------------------------------

Comprehensive income:
  Net income                                      -         -     97,137           -          -            -    97,137
  Other comprehensive loss:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                       -         -          -     (11,401)         -            -   (11,401)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        -         -     97,137     (11,401)         -            -    85,736
-----------------------------------------------------------------------------------------------------------------------
Cash dividends, $.89 per share                    -         -    (55,355)          -          -            -   (55,355)
Stock acquired under repurchase program           -         -          -           -    (31,475)           -   (31,475)
Stock issued in business combination              -    41,932          -           -          -            -    41,932
Stock issued to dividend reinvestment
 plan                                             -     1,445          -           -        654            -     2,099
Long-term incentive plan stock activity:
  Restricted grants and related activity          -     9,860          -           -       (857)      (1,653)    7,350
  Options exercised                               -    13,034          -           -         55            -    13,089
Directors' compensation plan
  stock activity                                  -       898          -           -        178            -     1,076
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                 $2,800  $250,793   $697,977    $ (2,963)  $(31,475)    $(12,367) $904,765
-----------------------------------------------------------------------------------------------------------------------

Comprehensive income:
  Net income                                      -         -    102,349           -          -            -   102,349
  Other comprehensive loss:
    Unrealized net holding loss on
      securities, net of reclassification
      adjustments and taxes                       -         -          -     (17,268)         -            -   (17,268)
    Additional minimum pension liability,
      net of taxes                                -         -          -        (992)         -            -      (992)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        -         -    102,349     (18,260)         -            -    84,089
-----------------------------------------------------------------------------------------------------------------------
Cash dividends, $.98 per share                    -         -    (61,671)          -          -            -   (61,671)
Stock acquired under repurchase program           -         -          -           -    (46,669)           -   (46,669)
Stock issued in business combination              -      (714)         -           -     57,838            -    57,124
Stock issued to dividend reinvestment
  plan                                            -      (103)         -           -      2,521            -     2,418
Long-term incentive plan stock activity:
  Restricted grants and related activity          -       221          -           -      5,727        1,223     7,171
  Options exercised                               -    10,063          -           -      2,363            -    12,426
Directors' compensation plan
  stock activity                                  -     1,058          -           -        332            -     1,390
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                 $2,800  $261,318   $738,655    $(21,223)  $ (9,363)    $(11,144) $961,043
-----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
Per share data gives effect to the 3-for-2 stock split effective May 25, 2005.

                                       WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended December 31
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                      2005         2004         2003
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                               $102,349     $ 97,137     $ 98,542
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of bank premises and equipment                           13,589       13,458       13,242
    Amortization of purchased intangibles                                                   8,261        5,657        5,332
    Restricted stock compensation earned                                                    9,372        8,867        5,954
    Premium amortization (discount accretion) on securities, net                            1,060        4,139        8,221
    Provision for losses on loans and foreclosed assets                                    37,114        2,099       (3,443)
    Net gains on asset sales                                                               (2,601)      (1,189)      (1,410)
    Deferred tax expense (benefit)                                                        (11,615)      (3,399)       1,415
    Net (increase) decrease in loans originated and held for sale                         (27,004)       6,513       22,802
    Net (increase) decrease in interest and other income receivable and prepaid expenses  (28,754)       4,693       (2,798)
    Net increase (decrease) in interest payable and accrued expenses                       37,812       11,343       (2,858)
    Other, net                                                                            (26,219)         100          986
----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                         113,364      149,418      145,985
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Proceeds from sales of investment securities available for sale                       281,400       65,023      278,752
    Proceeds from maturities of investment securities available for sale                  361,784      542,947      785,351
    Purchases of investment securities available for sale                                (232,122)    (385,969)  (1,321,413)
    Proceeds from maturities of investment securities held to maturity                     13,595       16,440       52,938
    Purchases of investment securities held to maturity                                   (14,901)     (53,334)     (40,898)
    Net increase in loans                                                                (547,722)    (564,403)    (403,268)
    Net increase in federal funds sold and short-term investments                        (756,131)      (8,039)     (10,058)
    Proceeds from sales of foreclosed assets and surplus property                           9,880        4,777        4,495
    Purchases of bank premises and equipment                                              (12,592)     (15,928)     (11,128)
    Net cash (paid) received in business combinations                                     (39,228)       7,364            -
    Other, net                                                                             (7,939)      (2,504)     (16,209)
----------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                            (943,976)    (393,626)    (681,438)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Net increase in transaction account and savings account deposits                    1,375,730      117,081      486,468
    Net increase (decrease) in time deposits                                              177,608      133,654     (110,765)
    Net increase (decrease) in short-term and other borrowings                           (281,761)       9,584      146,638
    Proceeds from issuance of common stock                                                 14,185       13,995        7,151
    Purchases of common stock                                                             (52,924)     (29,681)      (1,528)
    Cash dividends                                                                        (61,150)     (57,061)     (48,248)
----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                       1,171,688      187,572      479,716
----------------------------------------------------------------------------------------------------------------------------
        Increase (decrease) in cash and cash equivalents                                  341,076      (56,636)     (55,737)
        Cash and cash equivalents at beginning of year                                    213,751      270,387      326,124
----------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of year                                         $554,827     $213,751     $270,387
----------------------------------------------------------------------------------------------------------------------------

Cash received during the year for:
    Interest income                                                                      $442,647     $360,756     $339,413

Cash paid during the year for:
    Interest expense                                                                      $77,059      $40,777      $46,399
    Income taxes                                                                           28,198       37,110       47,800

Noncash investing activities:
    Foreclosed assets received in settlement of loans                                      $2,754       $2,125       $2,574
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
NATURE OF BUSINESS
         Whitney Holding Corporation is a Louisiana bank holding company headquartered in New Orleans, Louisiana. Its principal subsidiary is Whitney National Bank (the Bank), which represents virtually all its operations and net income.

         The Bank, which has been in continuous operation since 1883, engages in community banking in its market area stretching across the five-state Gulf Coast region, including the Houston, Texas metropolitan area; southern Louisiana; the coastal region of Mississippi; central and south Alabama; the panhandle of Florida; and the Tampa Bay metropolitan area of Florida. The Bank, together with its wholly-owned subsidiary, Whitney Securities L.L.C., offers commercial and retail banking products and services, including trust products and investment services, to the customers in the communities it serves. Southern Coastal Insurance Agency, Inc., another wholly-owned Bank subsidiary, offers personal and business insurance products to customers in northwest Florida.

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

Basis of Presentation
         The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Whitney reports the balances and results of operations from business combinations accounted for as purchases from the respective dates of acquisition (see Note 4).

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

         Premiums and discounts on securities, both those held to maturity and those available for sale, are amortized and accreted to income as an adjustment to the securities' yields using the interest method. Realized gains and losses on securities, including declines in value judged to be other than temporary, are reported net as a component of noninterest income. The cost of securities sold is specifically identified for use in calculating realized gains and losses.

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

         A loan is considered impaired when it is probable that all amounts will not be collected as they become due according to the contractual terms of the loan agreement. Generally, impaired loans are accounted for on a nonaccrual basis. The extent of impairment is measured based upon a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan's original effective interest rate, the fair value of the underlying collateral if the loan is collateral dependent, or, when available, the loan's observable market price. The amount of impairment is included in the allowance for loan losses.

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

Stock-Based Compensation
         At December 31, 2005, the Company had two incentive compensation plans that incorporate stock-based compensation, as is more fully described in Note
16. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation, among other provisions. As provided for in SFAS No. 123, however, Whitney elected to continue to follow Accounting Principles Board Opinion (APB) No. 25 and related interpretations to measure and recognize stock-based compensation expense. Under that Opinion, the Company recognized no compensation expense with respect to fixed awards of stock options. Whitney has awarded options with an exercise price equal to the stock's market price on the grant date. As such, these options had no intrinsic value on the grant date, which was the date used to measure compensation expense under the Opinion. The compensation expense recognized under APB No. 25 for the Company's restricted stock grants reflects their fair value, but the timing of when fair value is determined and the method of allocating expense over time differ in certain respects from what is required under SFAS No. 123, as amended.

         The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and to recognize stock-based compensation expense for all awards:

-----------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                        2005         2004           2003
-----------------------------------------------------------------------------------------------------------------
Net income                                                               $102,349       $97,137       $98,542
Stock-based compensation expense included in reported net income,
     net of related tax effects                                             6,091         5,764         3,870
Stock-based compensation expense determined under fair value-based
     method for all awards, net of related tax effects                     (7,696)       (8,267)       (5,935)
-----------------------------------------------------------------------------------------------------------------
Pro forma net income                                                     $100,744       $94,634       $96,477
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                    $1.65         $1.59         $1.65
     Basic - pro forma                                                       1.62          1.55          1.61
     Diluted - as reported                                                   1.63          1.56          1.63
     Diluted - pro forma                                                     1.60          1.52          1.59
-----------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options awarded during the year              $6.09         $6.64         $4.36
-----------------------------------------------------------------------------------------------------------------

         The fair values of the stock options were estimated as of the grant dates using the Black-Sholes option-pricing model. The total estimated value for each year's option awards was $3.1 million in 2005, $4.9 million in 2004, and $3.0 million in 2003. The Company made the following significant assumptions in applying the option-pricing model: (a) a weighted-average expected annualized volatility for Whitney's common stock of 22.97% in 2005, 24.97% in 2004, and 25.55% in 2003; (b) a weighted-average option life of 5.60 years in 2005 and
6.86 years in 2004 and 7.00 years in 2003; (c) an expected annual dividend yield of 3.14% in 2005, 3.23% in 2004, and 3.56% in 2003; and (d) a weighted-average risk-free interest rate of 3.87% in 2005, 4.44% in 2004, and 3.01% in 2003.

         The Financial Accounting Standards Board (FASB) replaced the guidance in SFAS No. 123 with the issuance in December 2004 of SFAS No. 123 (revised
2004) (SFAS No. 123R), Share-Based Payment. Of greatest significance to Whitney, the revised standard established the fair value-based method as the exclusive method of accounting for stock-based compensation, with only limited exceptions, and eliminated the election to follow APB No. 25. Under SFAS No. 123R, the grant-date fair value of equity instruments, including stock options, awarded to employees establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the required service period. The revised standard also clarified and expanded existing guidance on measuring fair value, including considerations for selecting and applying an option-pricing model, on classifying an award as equity or a liability, and on attributing compensation cost to reporting periods.

         Whitney must apply SFAS No. 123R to all awards granted after December 31, 2005 and to awards modified, repurchased, or cancelled after that date. The Company currently has no plans to modify, repurchase or cancel existing awards. For outstanding awards whose required service period extends beyond December 31, 2005, Whitney will recognize compensation cost after that date based on the grant-date fair value of those awards as calculated for pro forma disclosure under the original SFAS No. 123. As of December 31, 2005, all stock options awarded by the Company were fully-exercisable and there were no continuing service requirements. The service requirements for certain restricted stock awards do extend beyond December 31, 2005, and the related compensation expense recognized after that date will differ from what would have been recognized under APB No. 25. Although the initial difference is immaterial, the ongoing difference cannot be determined because the expense under APB No. 25 would vary with future changes in Whitney's stock price. The impact of the revised standard on the accounting for future awards of stock-based compensation will depend on the terms of those awards.

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

Accounting Standard Developments
         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation. Information about the more significant provisions of SFAS No. 123R, including effective dates, and the expected impact on the Company's financial results is presented in the earlier section on "Stock-Based Compensation."

         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3 to address the accounting for differences between contractual cash flows and expected cash flows from loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits the "carrying over" or creation of valuation allowances in the initial accounting for all acquired loans that are within its scope. It also specifies how these differences impact the yield subsequently recognized on these loans. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 31, 2004 and did not change the accounting for loans previously acquired. The impact of applying this SOP in accounting for the Destin Bancshares, Inc. acquisition in April 2005 was immaterial.

NOTE 3
IMPACT OF NATURAL DISASTERS
         Two strong hurricanes affected portions of Whitney's service area during 2005. In late August, Hurricane Katrina hit the greater New Orleans area and the Mississippi gulf coast, with lesser impacts on coastal Alabama and the western panhandle of Florida. Hurricane Rita made landfall toward the end of September across the coastal area at the Texas and Louisiana border, with a major impact on southwest Louisiana, including the Lake Charles area.

         The following summarizes some of the more significant financial repercussions of these natural disasters for the Company and the Bank.

Credit Quality and Allowance for Loan Losses
         Management has been confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the 2005 storms on credit quality and inherent losses. It was clear early on that the storms could have significant and long-term economic repercussions, both positive and negative, for businesses and individuals in the most severely affected parts of the broader storm-impact area, but it was impossible then and continues to be difficult to assess with precision the storms' ultimate effect on Whitney's loan collections.

         To begin to address this uncertainty, loan officers completed an extensive review of the storms' immediate and near-term effect on commercial and commercial real estate loan customers with some level of operations in the impacted areas by December 31, 2005. In addition, the portfolios of residential mortgage loans and other consumer credits to customers resident in the storm-impacted areas were segmented using pre-storm risk characteristics and type of available collateral to allow management to refine its estimate of potential credit deterioration among these borrowers. Management's assessment of the storms' impact is still subject to significant uncertainties, both those specific to individual customers, such as the resolution of insurance claims, and those applicable to the economic recovery of the storm-impact area as a whole. In addition, information to fully assess the performance of consumer credits that had been under payment deferral programs started to become available only after the end of 2005.

         The allowance for loan losses at December 31, 2005 incorporated management's best estimate, based on available information, of inherent losses resulting from the impact of the 2005 storms. As management acquires additional information to resolve some of the remaining uncertainties and obtains further results of ongoing reviews of individual borrowers, the loss estimate will be revised as needed.

Disaster Response Costs, Casualty Losses, Business Interruption and
Related Insurance
                  To operate in disaster response mode, the Bank incurred expenses for, among other things, the use of pre-designated back-up data processing centers, the lease of temporary equipment and facilities, lodging and other expenses for relocated personnel, and emergency communications with customers regarding the status of Bank operations. Emergency changes to the Bank's normal processing and collection of cash items caused recurring delays in funds availability that had a negative impact on net interest income. In addition, a number of the Bank's facilities and their contents were damaged by the storms and the rental income from excess office space and a parking facility was temporarily disrupted. Sixteen banking facilities will require replacement, relocation or major renovation.

         Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Management believes, based on its understanding of the coverage, that collection of receivables established for insurance claims is probable. Certain additional disaster response costs and the bulk of repair and replacement costs will be incurred in the early part of 2006 and beyond, and these will be included in the insurance claims as appropriate. Management projects that current and future claims will be within policy limits, and that gains will be recognized with respect to casualty claims in future periods, but this is contingent upon reaching agreement with the insurance carriers. A receivable of $22 million was included in other assets at December 31, 2005 for the expected recovery, and 2005 noninterest expense included a $4.4 million pre-tax charge.

NOTE 4
MERGERS AND ACQUISITIONS
         On July 28, 2005, Whitney announced a definitive agreement to acquire First National Bancshares, Inc. (First National) and its subsidiary, 1st National Bank & Trust. 1st National Bank & Trust operates in the Tampa Bay metropolitan area of Florida and had approximately $379 million in total assets and $325 million in deposits at December 31, 2005. Shareholders of First National will receive approximately $34.64 per share in cash and/or Whitney stock, for a total transaction value of approximately $120 million. No more than 35% of the total consideration will be paid in cash. Subject to approval by First National's shareholders and satisfaction of certain other customary closing conditions, this acquisition is expected to be completed in the second quarter of 2006.

         On April 22, 2005, Whitney acquired Destin Bancshares, Inc. (Destin). Destin's major subsidiary was Destin Bank which operated ten banking centers in the Destin, Fort Walton Beach and Pensacola areas of the Florida panhandle, with approximately $540 million in total assets, including a loan portfolio of $390 million, and $440 million in deposits on the acquisition date. Destin Bank was merged into Whitney National Bank on the same date. The transaction was valued at $115 million, with $58 million paid to Destin shareholders in cash and the remainder in Whitney stock totaling approximately 1.9 million shares (1.3 million shares before adjustment for the three-for-two stock split in May 2005). Applying purchase accounting to this transaction, the Company recorded goodwill of $88 million and a $9 million intangible asset for the estimated value of deposit relationships with an estimated weighted-average life of approximately
3.0 years. No other significant adjustments were required to record Destin's assets and liabilities at fair value.

         In August 2004, Whitney acquired Madison BancShares, Inc. (Madison) and its subsidiary, Madison Bank. Madison Bank was merged immediately into Whitney National Bank. Madison shareholders received approximately 1.5 million Whitney shares (1.0 million shares before adjustment for the three-for-two stock split in May 2005) and cash totaling $23 million, for a total transaction value of approximately $65 million. At acquisition, Madison Bank reported $219 million in assets, including $189 million in loans, and $177 million in deposits at four banking locations in the Tampa Bay, Florida metropolitan area. Intangible assets acquired in this transaction included $46 million of goodwill and $4 million assigned to the value of deposit relationships with an estimated weighted-average life of approximately 3.5 years.

         In June 2004, the Bank assumed approximately $24 million in deposits and acquired certain assets from the First National Bank Northwest Florida. The deposits and assets were associated with two locations in Fort Walton Beach, Florida. Whitney recognized an intangible asset for the value of the deposit relationships acquired of $2.1 million that is being amortized over an estimated life of 8 years. No loans or other noncash financial assets were exchanged in this transaction.

         Whitney's financial statements include the results from acquired operations since the acquisition dates.

NOTE 5
FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS

         The balance of federal funds sold and short-term investments included the following:

                                                                                                 December 31
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                2005         2004
----------------------------------------------------------------------------------------------------------------
Federal funds sold                                                                        $304,500      $20,000
U. S. government agency discount notes                                                     499,013            -
Other short-term interest-bearing investments                                                2,245        2,424
----------------------------------------------------------------------------------------------------------------
      Total                                                                               $805,758      $22,424
----------------------------------------------------------------------------------------------------------------

                  Federal funds were sold on an overnight basis. The U. S. government agency discount notes mature within approximately one month.

NOTE 6
INVESTMENT SECURITIES
         Summary information about securities available for sale and securities held to maturity follows:

------------------------------------------------------------------------------------------------------------
                                                  Amortized      Unrealized      Unrealized         Fair
(in thousands)                                      Cost            Gains          Losses           Value
------------------------------------------------------------------------------------------------------------
Securities Available for Sale
------------------------------------------------------------------------------------------------------------
December 31, 2005
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       $1,057,759            $762         $25,287      $1,033,234
U. S. agency securities                             304,389              21           6,069         298,341
U. S. Treasury securities                            49,918               -             596          49,322
Obligations of states and political
 subdivisions                                           100               2               -             102
Other securities                                     32,722              51               9          32,764
------------------------------------------------------------------------------------------------------------
    Total                                        $1,444,888            $836         $31,961      $1,413,763
------------------------------------------------------------------------------------------------------------
December 31, 2004
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       $1,340,222          $7,534         $ 6,844      $1,340,912
U. S. agency securities                             289,816             326           6,558         283,584
U. S. Treasury securities                            80,267             309             227          80,349
Obligations of states and political
 subdivisions                                        21,318             853               -          22,171
Other securities                                     36,710              50               2          36,758
------------------------------------------------------------------------------------------------------------
    Total                                        $1,768,333          $9,072         $13,631      $1,763,774
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Securities Held to Maturity
------------------------------------------------------------------------------------------------------------
December 31, 2005
------------------------------------------------------------------------------------------------------------
Obligations of states and political
 subdivisions                                      $227,688          $3,035          $2,696        $228,027
------------------------------------------------------------------------------------------------------------
    Total                                          $227,688          $3,035          $2,696        $228,027
------------------------------------------------------------------------------------------------------------
December 31, 2004
------------------------------------------------------------------------------------------------------------
Obligations of states and political
 subdivisions                                      $227,470          $6,027          $1,272        $232,225
------------------------------------------------------------------------------------------------------------
    Total                                          $227,470          $6,027          $1,272        $232,225
------------------------------------------------------------------------------------------------------------

         The following summarizes securities with unrealized losses at December 31, 2005 and 2004 by the period over which the security's fair value had been continuously less than its amortized cost as of each year end.

------------------------------------------------------------------------------------------------------------
December 31, 2005                                      Less than 12 Months            12 Months or Longer
------------------------------------------------------------------------------------------------------------
                                                     Fair         Unrealized         Fair         Unrealized
(in thousands)                                       Value          Losses           Value          Losses
------------------------------------------------------------------------------------------------------------
Securities Available for Sale
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                         $574,748         $11,507        $415,469         $13,780
U.S. agency securities                               98,953           1,059         170,102           5,010
U.S. Treasury securities                             24,655             275          24,667             321
Other securities                                      1,041               9               -               -
------------------------------------------------------------------------------------------------------------
     Total                                         $699,397         $12,850        $610,238         $19,111
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Securities Held to Maturity
------------------------------------------------------------------------------------------------------------
Obligations of states and political
 subdivisions                                       $66,424          $1,113         $32,154          $1,583
------------------------------------------------------------------------------------------------------------
     Total                                          $66,424          $1,113         $32,154          $1,583
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
December 31, 2004                                      Less than 12 Months            12 Months or Longer
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

         Substantially all the unrealized losses at December 31, 2005 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. In all cases, the indicated impairment would be recovered by the security's maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. All impaired securities were originally purchased for continuing investment purposes, and management continues to find them suitable for this purpose in light of current market conditions and Company strategies. At December 31, 2005, management had both the intent and ability to hold impaired securities until full recovery of cost is achieved and no impairment was determined to be other than temporary. No impairment losses were recognized in any of the three years ended December 31, 2005.

         The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of December 31, 2005. Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals.

         The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

-------------------------------------------------------------------------
                                             Amortized           Fair
(in thousands)                                  Cost             Value
-------------------------------------------------------------------------
Securities Available for Sale
-------------------------------------------------------------------------
Within one year                             $  129,365        $  127,789
One to five years                              225,042           219,976
Five to ten years                                   -                 -
After ten years                                     -                 -
-------------------------------------------------------------------------
Debt securities with single maturities         354,407           347,765
Mortgage-backed securities                   1,057,759         1,033,234
Equity and other debt securities                32,722            32,764
-------------------------------------------------------------------------
    Total                                   $1,444,888        $1,413,763
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Securities Held to Maturity
-------------------------------------------------------------------------
Within one year                               $  6,133          $  6,161
One to five years                               45,385            45,955
Five to ten years                              105,458           105,500
After ten years                                 70,712            70,411
-------------------------------------------------------------------------
    Total                                     $227,688          $228,027
-------------------------------------------------------------------------

         Proceeds from sales of securities available for sale were $281 million in 2005, $65 million in 2004 and $279 million in 2003. Whitney realized gross gains of $2.2 million and gross losses of $2.1 million in 2005. A gross gain of $.1 million was realized in 2004. In 2003, gross realized gains and losses were $3.0 million and $2.1 million, respectively.

         Securities with carrying values of $1.07 billion at December 31, 2005 and $1.32 billion at December 31, 2004 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes. In these totals were $136 million in 2005 and $139 million in 2004 for securities pledged at the Federal Reserve discount window in connection with the Company's overall contingency funding plans.

NOTE 7
LOANS
         The composition of the Company's loan portfolio follows:

                                                                                  December 31
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                       2005                        2004
----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                        $2,685,894     41%          $2,399,794     43%
Real estate - commercial, construction and other               2,743,486     42            2,209,975     39
Real estate - residential mortgage                               774,124     12              685,732     12
Individuals                                                      357,093      5              330,775      6
----------------------------------------------------------------------------------------------------------------
    Total                                                     $6,560,597    100%          $5,626,276    100%
----------------------------------------------------------------------------------------------------------------

                                       58

         The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties carry substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility when originated. An analysis of the changes in loans to related parties during 2005 follows:

--------------------------------------------------------------------------
(in thousands)                                                 2005
--------------------------------------------------------------------------
Beginning balance                                            $76,438
Additions                                                     80,953
Repayments                                                   (79,323)
Net decrease from changes in related parties                 (25,129)
--------------------------------------------------------------------------
Ending balance                                               $52,939
--------------------------------------------------------------------------

         Outstanding unfunded commitments and letters of credit to related parties totaled $112 million and $117 million at December 31, 2005 and 2004, respectively.

NOTE 8
ALLOWANCE FOR LOAN LOSSES
         A summary analysis of changes in the allowance for loan losses follows:

                                                                       Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                 2005              2004             2003
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                $54,345           $59,475          $66,115
Allowances of acquired banks                                  3,648             2,461               -
Provision for loan losses                                    37,000             2,000           (3,500)
Loans charged off                                           (10,656)          (14,030)         (12,934)
Recoveries                                                    5,691             4,439            9,794
-------------------------------------------------------------------------------------------------------------
  Net charge-offs                                            (4,965)           (9,591)          (3,140)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                      $90,028           $54,345          $59,475
-------------------------------------------------------------------------------------------------------------

NOTE 9
IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY
         Information on loans evaluated for possible impairment loss follows:

                                                                                           December 31
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                                         2005             2004
-------------------------------------------------------------------------------------------------------------
Impaired loans at year end
  Requiring a loss allowance                                                        $54,994          $14,238
  Not requiring a loss allowance                                                      4,789            4,083
-------------------------------------------------------------------------------------------------------------
  Total recorded investment in impaired loans                                       $59,783          $18,321
-------------------------------------------------------------------------------------------------------------
Impairment loss allowance required at year end                                      $17,334           $5,497
-------------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans during the year                       $29,971          $21,418
-------------------------------------------------------------------------------------------------------------

         The following is a summary of nonperforming loans and foreclosed assets and surplus property:

                                                                                             December 31
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                                         2005             2004
-------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis                                           $65,565          $23,597
Restructured loans                                                                       30               49
-------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                                         $65,595          $23,646
-------------------------------------------------------------------------------------------------------------
Foreclosed assets and surplus property                                               $1,708           $2,454
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

                                                                              Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                       2005              2004             2003
-------------------------------------------------------------------------------------------------------------
Contractual interest                                               $3,347            $2,671           $2,789
Interest recognized                                                 2,223             1,615            1,237
-------------------------------------------------------------------------------------------------------------
  Decrease in reported interest income                             $1,124            $1,056           $1,552
-------------------------------------------------------------------------------------------------------------

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

         The revenues and direct expenses related to these grandfathered property interests that are included in the statements of income follow:

                                                                              Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                       2005              2004             2003
-------------------------------------------------------------------------------------------------------------
Revenues                                                           $2,207            $1,271           $1,067
Direct expenses                                                       210               205              205
-------------------------------------------------------------------------------------------------------------

NOTE 10
BANK PREMISES AND EQUIPMENT
         A summary of bank premises and equipment by asset classification follows:

                                                                                     December 31
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   2005             2004
-------------------------------------------------------------------------------------------------------------
Land                                                                          $ 38,170         $ 37,839
Buildings and improvements                                                     177,319          186,801
Equipment and furnishings                                                      106,998          112,475
-------------------------------------------------------------------------------------------------------------
                                                                               322,487          337,115
Accumulated depreciation                                                      (170,509)        (180,513)
-------------------------------------------------------------------------------------------------------------
  Total bank premises and equipment                                           $151,978         $156,602
-------------------------------------------------------------------------------------------------------------

         Provisions for depreciation and amortization included in noninterest expense were as follows:

                                                                               Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                       2005              2004             2003
-------------------------------------------------------------------------------------------------------------
Buildings and improvements                                         $6,830            $6,679           $6,609
Equipment and furnishings                                           6,759             6,779            6,633
-------------------------------------------------------------------------------------------------------------
  Total depreciation and amortization expense                     $13,589           $13,458          $13,242
-------------------------------------------------------------------------------------------------------------

         At December 31, 2005, the Bank was obligated under a number of noncancelable operating leases, substantially all related to premises. Certain of these leases have escalation clauses and renewal options. Total rental expense was $5.1 million in 2005, $4.2 million in 2004 and $4.0 million in 2003.

         As of December 31, 2005, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows:

(in thousands)
------------------------------------------------
2006                                    $ 5,875
2007                                      5,246
2008                                      4,636
2009                                      4,218
2010                                      3,407
Later years                              21,453
------------------------------------------------
  Total                                 $44,835
------------------------------------------------

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS
         Intangible assets consist of identifiable intangibles such as the value of deposit relationships, goodwill acquired in business combinations accounted for as purchases, and unidentifiable intangibles acquired in certain banking-industry transactions that did not meet the criteria for business combinations. Note 4 presents information on goodwill and other intangible assets acquired in 2005. There were no dispositions of intangible assets during 2005.

         Goodwill is tested for impairment at least annually. No indication of goodwill impairment was identified in the annual assessments as of September 30, 2005 and 2004. The balance of goodwill that will not generate future tax deductions was $195 million at December 31, 2005.

         Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The Company's only significant identifiable intangible assets reflect the value of deposit relationships, all of which have finite lives. Remaining lives ranged from approximately two to six years at December 31, 2005. The weighted-average remaining life of identifiable intangible assets was approximately three years. Unidentifiable intangible assets are being amortized over a remaining life of approximately two years.

         The carrying value of intangible assets subject to amortization was as follows:

----------------------------------------------------------------------------------------------------------------
(in thousands)                                 December 31, 2005                    December 31, 2004
----------------------------------------------------------------------------------------------------------------
                                     Purchase    Accumulated   Carrying    Purchase    Accumulated   Carrying
                                       Value    Amortization    Value        Value    Amortization    Value
----------------------------------------------------------------------------------------------------------------
Deposit relationships and other
  identifiable intangibles            $46,817     $23,510      $23,307      $36,841     $17,312      $19,529
Unidentifiable intangibles             11,321       8,324        2,997       11,321       6,610        4,711
----------------------------------------------------------------------------------------------------------------
  Total                               $58,138     $31,834      $26,304      $48,162     $23,922      $24,240
----------------------------------------------------------------------------------------------------------------

         Amortization of intangible assets included in noninterest expense was as follows:

                                                                                      Years Ended December 31
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   2005         2004         2003
----------------------------------------------------------------------------------------------------------------
Deposit relationships and other identifiable intangibles                       $6,548       $3,944       $3,619
Unidentifiable intangibles                                                      1,713        1,713        1,713
----------------------------------------------------------------------------------------------------------------
  Total amortization                                                           $8,261       $5,657       $5,332
----------------------------------------------------------------------------------------------------------------

         The following shows estimated amortization expense for the five succeeding years, calculated based on current amortization schedules.


(in thousands)
------------------------------------
2006                         $8,677
2007                          7,204
2008                          4,516
2009                          3,045
2010                          1,185
------------------------------------

NOTE 12
DEPOSITS
         The composition of deposits was as follows:

                                                                                               December 31
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                2005         2004
----------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                                                     $3,301,227   $2,111,703
Interest-bearing deposits:
  NOW account deposits                                                                   1,116,000      901,859
  Money market deposits                                                                  1,103,510    1,270,479
  Savings deposits                                                                       1,120,078      709,887
  Other time deposits                                                                      717,938      694,458
  Time deposits $100,000 and over                                                        1,246,083      924,221
----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                                      5,303,609    4,500,904
----------------------------------------------------------------------------------------------------------------
      Total deposits                                                                    $8,604,836   $6,612,607
----------------------------------------------------------------------------------------------------------------

         Deposits include funds of public entities, such as states and municipalities, and certain other deposits that are subject to collateral requirements. Public funds and other collateralized deposits totaled $384 million and $343 million at December 31, 2005 and 2004, respectively, including time deposits of $172 million at the end of 2005 and $138 million at the end of 2004.

         Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers. Balances maintained in such products totaled $504 million and $283 million at December 31, 2005 and 2004, respectively, and most of these deposits mature on a daily basis. Scheduled maturities of all time deposits at December 31, 2005 were as follows:

------------------------------------------------
(in thousands)
------------------------------------------------
2006                                 $1,706,299
2007                                    197,735
2008                                     43,662
2009                                     12,223
2010 and thereafter                       4,102
------------------------------------------------
  Total                              $1,964,021
------------------------------------------------

NOTE 13
SHORT-TERM AND OTHER BORROWINGS
         Short-term and other borrowings consisted of the following:

                                                                                               December 31
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                2005         2004
----------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                            $280,390     $309,827
Federal funds purchased                                                                     99,595      161,279
Federal Home Loan Bank advance                                                                   -      100,000
Treasury Investment Program                                                                 36,042       40,000
Other borrowings                                                                            17,323       23,153
----------------------------------------------------------------------------------------------------------------
  Total short-term and other borrowings                                                   $433,350     $634,259
----------------------------------------------------------------------------------------------------------------

         The Bank borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to its deposit customers. Repurchase agreements generally mature daily. The Bank has the ability to exercise legal authority over the underlying securities. Mortgage-backed securities issued or guaranteed by U.S. government agencies and other agency securities with a fair value of $286 million were sold under repurchase agreements at December 31, 2005.

         Additional information about securities sold under repurchase agreements follows:

----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                         2005         2004         2003
----------------------------------------------------------------------------------------------------------------
At December 31
  Interest rate                                                                2.73%         .84%         .50%
  Balance                                                                  $280,390     $309,827     $296,580
----------------------------------------------------------------------------------------------------------------
Average for the year
  Effective interest rate                                                      1.91%         .69%         .47%
  Balance                                                                  $373,501     $338,096     $325,213
----------------------------------------------------------------------------------------------------------------
Maximum month-end outstanding                                              $451,480     $412,839     $362,904
----------------------------------------------------------------------------------------------------------------

         Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis. Additional information about federal funds purchased follows:

----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                         2005         2004         2003
----------------------------------------------------------------------------------------------------------------
At December 31
  Interest rate                                                                4.01%        2.17%         .97%
  Balance                                                                   $99,595     $161,279     $257,084
----------------------------------------------------------------------------------------------------------------
Average for the year
  Effective interest rate                                                      3.20%        1.27%        1.00%
  Balance                                                                  $165,813     $160,554      $99,382
----------------------------------------------------------------------------------------------------------------
Maximum month-end outstanding                                              $387,346     $294,878     $257,084
----------------------------------------------------------------------------------------------------------------

         From time to time, the Bank uses advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds. The Bank borrowed $92 million on average under short-term FHLB advances during 2005 with an effective interest rate of 3.12%. During 2004, average short-term borrowings from the FHLB totaled $79 million with an effective rate of 1.40%. The maximum month-end balance was $150 million in 2005 and $100 million in 2004. There were no short-term borrowings from the FHLB during 2003. The balance of other borrowings at December 31, 2004 included $17 million of long-term FHLB advances that were assumed in a business combination. These borrowings were repaid during 2005. The FHLB makes advances on a secured basis.

         Under the Treasury Investment Program, temporary excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate. Repayment of these borrowed funds can be demanded at any time. The Bank limited its participation to $40 million and has pledged securities with a comparable value as collateral for borrowings under this program.

         In connection with the acquisition of Destin in 2005, the Company assumed Destin's obligations under subordinated debentures payable to unconsolidated trusts which issued trust preferred securities. The carrying value of this mix of fixed-rate and variable-rate debentures was $17 million at December 31, 2005 and was included with other borrowings. The weighted-average yield was approximately 5.62% at year-end 2005. The debentures have maturities from 2031 through 2033, but they may be called with prior regulatory approval beginning at various dates from 2007 through 2011. Subject to certain adjustments, these debentures currently qualify as capital for the calculation of Whitney Holding Corporation's regulatory capital ratios (see Note 17).

NOTE 14
OTHER ASSETS AND OTHER LIABILITIES
         The more significant components of other assets and other liabilities at December 31, 2005 and 2004 were as follows:

Other Assets                                                                                      December 31
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                2005         2004
----------------------------------------------------------------------------------------------------------------
Net deferred income tax asset                                                             $ 53,065      $31,796
Low-income housing tax credit fund investments                                              17,986       20,578
Insurance claim receivable                                                                  21,895            -
Prepaid pension asset                                                                       15,271        1,865
Cash surrender value of life insurance                                                       9,575        9,768
Prepaid expenses                                                                             4,713        4,872
Miscellaneous investments, receivables and other assets                                     32,039       20,001
----------------------------------------------------------------------------------------------------------------
  Total other assets                                                                      $154,544      $88,880
----------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                                 December 31
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                2005         2004
----------------------------------------------------------------------------------------------------------------
Accrued taxes and other expenses                                                           $57,538      $22,959
Dividend payable                                                                            12,159       11,638
Obligation for postretirement benefits other than pensions                                  11,877       10,344
Trade date obligations                                                                           -        4,583
Miscellaneous payables, deferred income and other liabilities                               17,665       16,437
----------------------------------------------------------------------------------------------------------------
  Total other liabilities                                                                  $99,239      $65,961
----------------------------------------------------------------------------------------------------------------

         See Note 3 for information on the natural disasters that affected Whitney during 2005, including a discussion of related insurance matters. As part of its response to the disasters, the federal government allowed corporations to defer federal income tax payments otherwise due in 2005 until 2006.

NOTE 15
EMPLOYEE BENEFIT PLANS
Retirement Plans
         Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements. The benefits are based on an employee's total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. Based on currently available information, the Company does not anticipate making a contribution during 2006.

         The following table details the changes both in the actuarial present value of the pension benefit obligation and in the plan's assets for the years ended December 31, 2005 and 2004. The table also shows the funded status of the plan at each year end and identifies the related amounts recognized and not recognized in the Company's consolidated balance sheets. Whitney uses a December 31 measurement date for all of its defined benefit retirement plans and other postretirement benefit plans.

---------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   2005              2004
---------------------------------------------------------------------------------------------------------------
Changes in benefit obligation:
Benefit obligation, beginning of year                                         $124,905          $109,758
Service cost for benefits                                                        6,926             6,511
Interest cost on benefit obligation                                              7,208             6,556
Net actuarial loss                                                               7,891             6,088
Benefits paid                                                                   (4,287)           (4,008)
---------------------------------------------------------------------------------------------------------------
Benefit obligation, end of year                                                142,643           124,905
---------------------------------------------------------------------------------------------------------------
Changes in plan assets:
Plan assets at fair value, beginning of year                                   106,605           102,345
Actual return on plan assets                                                     3,390             8,600
Employer contribution                                                           20,000                -
Benefits paid                                                                   (4,287)           (4,008)
Plan expenses                                                                     (361)             (332)
---------------------------------------------------------------------------------------------------------------
Plan assets at fair value, end of year                                         125,347           106,605
---------------------------------------------------------------------------------------------------------------
Funded status and amounts recognized and unrecognized:
Benefit obligation in excess of plan assets, end of year                       (17,296)          (18,300)
Unrecognized net actuarial losses                                               32,874            20,580
Unrecognized prior service cost resulting
     from plan amendments                                                         (307)             (415)
---------------------------------------------------------------------------------------------------------------
Prepaid pension asset recognized                                              $ 15,271          $  1,865
---------------------------------------------------------------------------------------------------------------

         The weighted-average assumptions used to determine the benefit obligation at December 31, 2005 and 2004 follow:

---------------------------------------------------------------------------------------------------------------
                                                                                 2005              2004
---------------------------------------------------------------------------------------------------------------
Discount rate                                                                    5.50%             5.75%
Rate of future compensation increases                                            4.00              4.00
---------------------------------------------------------------------------------------------------------------

         The accumulated benefit obligation was $121 million and $103 million at December 31, 2005 and 2004, respectively. The calculation of the accumulated benefit obligation ignores the assumption about future compensation levels.

         The components of net pension expense were as follows:

--------------------------------------------------------------------------------------------------------------
(in thousands)                                                   2005             2004              2003
--------------------------------------------------------------------------------------------------------------
Service cost for benefits during the period                    $6,926           $6,511            $5,311
Interest cost on benefit obligation                             7,208            6,556             6,030
Expected return on plan assets                                 (8,352)          (8,026)           (6,620)
Amortization of:
     Unrecognized net actuarial losses                            920              432               408
     Unrecognized net implementation asset                          -                -              (283)
     Unrecognized prior service cost                             (108)            (108)             (108)
--------------------------------------------------------------------------------------------------------------
 Net pension expense                                           $6,594           $5,365            $4,738
--------------------------------------------------------------------------------------------------------------

         The Company used the following weighted-average assumptions in determining the net pension expense for each of the three years in the period ended December 31, 2005.

--------------------------------------------------------------------------------------------------------------
                                                               2005              2004              2003
--------------------------------------------------------------------------------------------------------------
Discount rate                                                  5.75%             6.00%             6.50%
Rate of future compensation increases                          4.00              4.00              4.00
Expected long-term return on plan assets                       8.00              8.00              8.00
--------------------------------------------------------------------------------------------------------------

         Benefit payments under the qualified pension plan and the nonqualified plan discussed below are expected to total $4.8 million in 2006, $5.2 million in 2007, $5.9 million in 2008, $6.6 million in 2009, $7.2 million in 2010, and $47 million for the next five years combined. These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2005.

         The following table shows the percentage allocation of plan assets by investment category at December 31, 2005 and 2004, as well as the most recent target allocation set by the investment manager and the target allocation ranges specified in the plan's investment policy.

--------------------------------------------------------------------------------------------------------------
                                                             Actual Allocation       Current      Policy
                                                             2005         2004       Target       Range
--------------------------------------------------------------------------------------------------------------
Equity securities                                             69%          61%         60%        40-70%
Corporate debt securities                                     17           20
U. S. Treasury and government agency securities               12           16
--------------------------------------------------------------------------------------------------------------
  Total debt securities                                       29           36          40         30-60
Cash investments                                               2            3                      0-20
--------------------------------------------------------------------------------
  Total                                                      100%         100%
--------------------------------------------------------------------------------

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

         The plan held 89,175 shares of Whitney common stock with a value of $2.5 million (2% of plan assets) at December 31, 2005, and 171,675 shares with a value of $5.1 million (5% of plan assets) at December 31, 2004.

         Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan's formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan. The actuarial present value of the nonqualified benefit plan obligation was $8.2 million at December 31, 2005 and $6.5 million at December 31, 2004. The accrued pension liability recorded at year end for the accumulated benefit obligation was $7.6 million in 2005 and $5.1 million in 2004. The accrued pension liability is reported with other liabilities in the consolidated balance sheets. The year-end 2005 balance included a $1.5 million additional minimum liability that was charged to other comprehensive income. The net pension expense for nonqualified plan benefits was approximately $1.0 million in 2005, $.8 million in 2004 and $.6 million in 2003. Benefit obligations and expense for the nonqualified pension plan were determined using, where applicable, the same assumptions that were employed for the qualified plan.

         Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees. The Company annually matches the savings of each participant up to 4% of his or her compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company's matching contributions was approximately $3.2 million in 2005, $3.0 million in 2004 and $2.8 million in 2003.

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

         The actuarial present value of the postretirement benefit obligation was $20.2 million at December 31, 2005 and $15.7 million at December 31, 2004. Adjusting for unrecognized actuarial gains and losses and unrecognized prior service cost, the net postretirement benefit liability reported with other liabilities in the consolidated balance sheets was $11.9 million at year-end 2005 and $10.3 million at the end of 2004. The net periodic postretirement benefit expense was approximately $2.3 million for 2005, $1.7 million for 2004 and $1.9 million for 2003. This expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. None of the individual components of either the change in the benefit obligation or the net periodic expense was individually significant for any period reported. Payments to provide benefits are expected to range from $.9 million to $1.5 million annually over the next five years and to total $10.3 million for the following five years combined. The federal subsidy provided for under the Medicare Drug Act of 2003 is not expected to be significant in any of these periods.

         The discount rates used to determine the present value of the postretirement benefit obligation and the net periodic expense were the same as those shown above for the defined benefit pension plan. The Company also assumed the following trends in health care costs for the actuarial calculation of the benefit obligation at December 31, 2005 and 2004.

--------------------------------------------------------------------------------------------------------------
                                                               Pre-Medicare Age         Post-Medicare Age
                                                                     Cost                      Cost
                                                              2005         2004         2005        2004
--------------------------------------------------------------------------------------------------------------
Cost trend rate for next year                                    9%          10%           9%         10%
Ultimate rate to which the cost trend rate gradually
  declines                                                       5            5            5           5
Year in which the ultimate trend rate is reached              2010         2010         2010        2010
--------------------------------------------------------------------------------------------------------------

         A 1% increase or decrease in the assumed health care cost trend rates would impact the calculation of the benefit obligation and net periodic expense as follows:

---------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   1% Increase       1% Decrease
---------------------------------------------------------------------------------------------------------------
Effect on total of service and interest components of expense                      $  493          $  (400)
Effect on postretirement benefit obligation                                         2,809           (2,317)
---------------------------------------------------------------------------------------------------------------

NOTE 16
STOCK-BASED COMPENSATION
         Whitney maintains incentive compensation plans that incorporate stock-based compensation. The plans for both employees and directors have been approved by the Company's shareholders. The most recent long-term incentive plan for key employees was approved in 2004 (the 2004 plan).

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

         The 2004 plan authorizes awards with respect to a maximum of 3,900,000 Whitney common shares, plus any unused authorized shares from the most recent prior plan. At December 31, 2005, the Committee could make future awards with respect to 2,454,737 shares.

         The directors' plan provides for the annual award of stock grants and stock options to each nonemployee director. Under this plan, Whitney is authorized to issue an aggregate number of common shares not exceeding 3% of the Company's outstanding shares, but in no event more than 1,687,500 shares. At December 31, 2005, 1,268,817 shares remain available for future award and issuance under the directors' plan.

         The stock options are fixed awards. The exercise price for options has been set at the market price for Whitney's stock on the grant date. All options are fully exercisable after six months from the grant date and expire after ten years. Unexercised options can expire earlier if a recipient terminates service with the Company. The following table summarizes stock option activity under the employee plans and under the directors' plan for each of the three years in the period ended December 31, 2005. All options outstanding at the end of each year were exercisable.

--------------------------------------------------------------------------------------------------------------
                                                    Employee                          Director
--------------------------------------------------------------------------------------------------------------
                                                             Weighted-                          Weighted-
                                                              Average                            Average
                                              Number       Exercise Price        Number       Exercise Price
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002            2,344,785          $19.41           317,250           $17.67
     Options granted                          616,500           22.45            67,500            21.33
     Options exercised                       (312,291)          17.19           (20,250)           20.67
     Options forfeited                        (59,813)          23.73                -                -
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003            2,589,181           20.30           364,500            18.19
     Options granted                          664,238           28.86            72,000            29.83
     Options exercised                       (625,109)          19.11           (41,250)           13.95
     Options forfeited                        (11,063)          25.71                -                -
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2004            2,617,247           22.73           395,250            20.75
     Options granted                          438,825           31.59            67,500            32.62
     Options exercised                       (539,966)          21.17           (51,250)           16.83
     Options forfeited                        (19,562)          28.76                -                -
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005            2,496,544          $24.58           411,500           $23.18
--------------------------------------------------------------------------------------------------------------

         The following table summarizes certain information about the stock options outstanding under these plans at December 31, 2005:

---------------------------------------------------------------------------------------------------------------
                                                                               Weighted-
                                                               Number of        Average           Weighted-
Range of                                                        Shares          Years to           Average
Exercise Prices                                               under Option     Expiration      Exercise Price
---------------------------------------------------------------------------------------------------------------
$13.33-$13.56                                                    42,000             .5             $13.49
$15.31-$18.86                                                   687,861            4.0              17.82
$20.52-$24.44                                                   995,337            6.1              22.56
$28.86-$29.83                                                   685,021            8.3              28.96
$31.59-$32.62                                                   497,825            9.3              31.73
---------------------------------------------------------------------------------------------------------------
$13.33-$32.62                                                 2,908,044            6.6             $24.38
---------------------------------------------------------------------------------------------------------------

         The following schedule summarizes the employee restricted stock grants and director stock grants awarded under these plans during 2005, 2004 and 2003:

----------------------------------------------------------------
                                   Initial       Market Value
                                   Shares        of Award on
(dollars in thousands)             Awarded        Grant Date
----------------------------------------------------------------
    2005      Employee             231,725          $7,320
              Director              10,125             330
    2004      Employee             245,625           7,089
              Director              10,800             322
    2003      Employee             223,688           5,020
              Director              10,125             216
----------------------------------------------------------------

         Employees forfeit their stock grants if they terminate employment within three years of the grant date, although certain exceptions in the case of death, disability or retirement apply to awards made in 2004 and after. During this period, they cannot transfer or otherwise dispose of the shares received. In addition, the employee stock grants can be adjusted based on Whitney's financial performance over the restriction period in relation to that of a designated peer group. Depending on the performance adjustment, the actual number of shares that vest can range from 0% to 200% of the initial grants. All restrictions on employee shares would lapse upon a change in control of the Company. The directors' shares are awarded without restrictions and are not subject to adjustment.

         Total compensation expense for employee stock grants was initially measured based on the market value of Whitney's stock and the number of shares awarded on the grant date, as adjusted for expected performance, and has been recognized ratably over the restriction period. The total compensation expense was re-measured periodically to reflect changes in the expected performance adjustment and in the market value of the Company's stock, and any difference from the previous measurement has been recognized prospectively. Adjustments were made for forfeitures as they occurred. Whitney recognized compensation expense for stock grants of $9.7 million in 2005, $9.1 million in 2004, and $6.2 million in 2003.

         SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As allowed for in SFAS No. 123, however, the Company elected to continue to follow APB Opinion No. 25 and related interpretations to measure and recognize stock-based incentive compensation expense. The impact of this election is discussed in Note 2, together with a pro forma presentation of net income and earnings per share if Whitney had applied the provisions of SFAS No. 123. A revision to SFAS No. 123 was issued in December 2004 that established the fair value-based method as the exclusive method of accounting for stock-based compensation. The provisions of the revised standard, which are effective beginning in 2006, are also discussed in Note 2.

NOTE 17
REGULATORY MATTERS
Regulatory Capital Requirements
         Measures of regulatory capital are an important tool used by regulators to monitor the financial health of insured financial institutions. The primary quantitative measures used by regulators to gauge capital adequacy are the ratio of Tier 1 regulatory capital to average total assets, also known as the leverage ratio, and the ratios of Tier 1 and total regulatory capital to risk-weighted assets. The regulators define the components and computation of each of these ratios. The minimum capital ratios for both the Company and the Bank are generally 4% leverage, 4% Tier 1 capital and 8% total capital. Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.

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

         Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions that, for example, could impact the FDIC insurance premium rate. As of December 31, 2005 and 2004, the Bank was categorized as well-capitalized.

         The actual capital amounts and ratios for the Company and the Bank are presented in the following tables, together with the corresponding capital amounts determined using regulatory guidelines:


-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             Actual                          Well-
December 31, 2005                                             Amount      Ratio     Minimum(a) Capitalized(b)
-------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                               $765,881       8.21%    $373,156        (c)
      Bank                                                   687,047       7.38      372,511     $465,639
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk-Weighted Assets):
      Company                                                765,881       9.89      309,842        (c)
      Bank                                                   687,047       8.89      309,219      463,828
-------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
      Company                                                856,489      11.06      619,684        (c)
      Bank                                                   777,655      10.06      618,437      773,047
-------------------------------------------------------------------------------------------------------------
December 31, 2004
-------------------------------------------------------------------------------------------------------------
Leverage (Tier 1 Capital to Average Assets):
      Company                                               $767,717       9.56%    $321,275        (c)
      Bank                                                   607,396       7.57      320,799     $400,999
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk-Weighted Assets):
      Company                                                767,717      11.76      261,113        (c)
      Bank                                                   607,396       9.32      260,623      390,934
-------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
      Company                                                822,062      12.59      522,226        (c)
      Bank                                                   661,741      10.16      521,246      651,557
-------------------------------------------------------------------------------------------------------------
(a) Minimum capital required for capital adequacy purposes.
(b) Capital required for well-capitalized status under regulatory framework for prompt corrective action.
(c) Not applicable.

Other Regulatory Matters
         Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney's shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company. During 2006, the Bank will have available an amount equal to approximately $47 million plus its current net income to declare as dividends to the Company without prior regulatory approval. At December 31, 2005, the Company had approximately $86 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its shareholders and other corporate purposes.

         Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral. The Bank made no loans to the Company during 2005 and 2004.

         Banks are required to maintain currency and coin or a noninterest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. During 2005 and 2004, the Bank covered its reserve maintenance requirement with balances of coin and currency.

NOTE 18
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
         To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the consolidated balance sheets. These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.

         Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Many such commitments are used only partially or, in some cases, not at all before they expire. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Loan commitments generally have fixed expiration dates and may require payment of a fee. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates, and many lines remain partly or wholly unused.

         Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers' other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. A substantial majority of standby letters of credit outstanding at year-end 2005 have a term of one year or less.

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

         A summary of off-balance-sheet financial instruments follows:

                                                                                               December 31
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                            2005              2004
-----------------------------------------------------------------------------------------------------------------
Loan commitments - revolving                                                        $1,834,415        $1,652,600
Loan commitments - nonrevolving                                                        593,667           415,173
Credit card and personal credit lines                                                  507,733           437,386
Standby and other letters of credit                                                    365,582           355,040
-----------------------------------------------------------------------------------------------------------------


NOTE 19
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of estimated fair value information about certain on- and off-balance-sheet financial instruments where it is practicable to estimate those values. If quoted market prices are not available, which is true for many of Whitney's financial instruments, the Company estimates fair value using present value or other valuation techniques. The assumptions used in applying these techniques, such as those concerning appropriate discount rates and estimates of future cash flows, require considerable judgment and significantly affect the resulting fair value estimates. In addition, no value estimate is assigned to future business opportunities from long-term customer relationships underlying certain financial instruments. Accordingly, the derived fair value estimates may not indicate the amount the Company could realize in a current settlement of the financial instruments. Reasonable comparability of fair value estimates between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous assumptions involved. The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.

         The following significant methods and assumptions were used by the Company to estimate the fair value of financial instruments:
         Cash and short-term investments - The carrying amount is a reasonable estimate of the fair value of cash and due from financial institutions, federal funds sold and short-term investments.
         Investment in securities - Fair values of securities are based on quoted market prices obtained from independent pricing services.
         Loans - Loans with no significant change in credit risk and with rates that are repriced in coordination with movements in market rates are valued at carrying amounts. The fair values of other loans are estimated by discounting scheduled cash flows to maturity using current rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments are made to reflect probable credit losses.
         Deposits - SFAS No. 107 requires that deposits without a stated maturity, such as noninterest-bearing demand deposits, NOW account deposits, money market deposits and savings deposits, be assigned fair values equal to the amounts payable upon demand (carrying amounts). Deposits with a stated maturity were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturity.
         Short-term and other borrowings - Short-term borrowings are valued fairly at their carrying amounts. Other borrowings are valued by discounting contractual cash flows at current market rates or with reference to relevant market prices.
         Off-balance-sheet financial instruments - Off-balance-sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. The fair values of such instruments are estimated using fees currently charged for similar arrangements in the market, adjusted for changes in terms and credit risk as appropriate. The estimated fair values of these instruments are not material.

         The estimated fair values of the Company's financial instruments follow:

                                                      December 31, 2005              December 31, 2004
-----------------------------------------------------------------------------------------------------------------
                                                   Carrying           Fair        Carrying            Fair
(in thousands)                                      Amount            Value        Amount             Value
-----------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and short-term investments                 $1,360,585       $1,360,585    $  236,175       $  236,175
  Investment securities                            1,641,451        1,641,790     1,991,244        1,995,999
  Loans held for sale                                 46,678           47,400         8,796            8,944
  Loans, net                                       6,470,569        6,440,913     5,571,931        5,562,161
LIABILITIES:
  Deposits                                         8,604,836        8,601,425     6,612,607        6,614,409
  Short-term and other borrowings                    433,350          433,305       634,259          633,949
-----------------------------------------------------------------------------------------------------------------

NOTE 20
CONTINGENCIES
         The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company's financial condition, results of operations or cash flows.

         See Note 3 for information on natural disasters affecting Whitney in 2005, including comments about contingencies surrounding the resolution of insurance claims.

NOTE 21
OTHER NONINTEREST INCOME
         The components of other noninterest income were as follows:

                                                                                 Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                           2005              2004             2003
-----------------------------------------------------------------------------------------------------------------
ATM fees                                                              $ 4,085           $ 4,497          $ 4,691
Credit-related fees                                                     5,029             3,923            3,740
Investment services income                                              3,655             3,508            4,010
Other fees and charges                                                  3,745             3,125            3,405
Other operating income                                                  4,536             3,880            4,764
Net gains on sales and other revenue from foreclosed assets             2,692             1,378            1,132
Net gains on disposals of surplus property                              1,369               793               23
-----------------------------------------------------------------------------------------------------------------
     Total                                                            $25,111           $21,104          $21,765
-----------------------------------------------------------------------------------------------------------------

NOTE 22
OTHER NONINTEREST EXPENSE
         The components of other noninterest expense were as follows:

                                                                                Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                           2005              2004             2003
-----------------------------------------------------------------------------------------------------------------
Security and other outsourced services                                $10,493           $ 9,045          $ 8,846
Advertising and promotion                                               4,436             5,675            3,679
Operating supplies                                                      3,853             3,727            3,546
Bank card processing services                                           3,036             2,612            2,293
Deposit insurance and regulatory fees                                   2,160             2,015            1,926
Miscellaneous operating losses                                          6,624             3,971            1,645
Other operating expense                                                19,348            17,837           15,778
-----------------------------------------------------------------------------------------------------------------
    Total                                                             $49,950           $44,882          $37,713
-----------------------------------------------------------------------------------------------------------------

NOTE 23
INCOME TAXES
         The components of income tax expense (benefit) follow:

                                                                           Years Ended December 31
------------------------------------------------------------------------------------------------------------------
(in thousands)                                                      2005             2004             2003
------------------------------------------------------------------------------------------------------------------
Included in net income
  Current
    Federal                                                      $52,538          $45,560           $43,853
    State                                                          2,084            1,037               831
------------------------------------------------------------------------------------------------------------------
      Total current                                               54,622           46,597            44,684
------------------------------------------------------------------------------------------------------------------
  Deferred
    Federal                                                      (11,030)          (3,238)            1,328
    State                                                           (585)            (161)               87
------------------------------------------------------------------------------------------------------------------
      Total deferred                                             (11,615)          (3,399)            1,415
------------------------------------------------------------------------------------------------------------------
      Total included in net income                               $43,007          $43,198           $46,099
------------------------------------------------------------------------------------------------------------------
Included in shareholders' equity
  Deferred tax related to the change in the
    net unrealized loss on securities                            $(9,298)         $(6,139)         $(11,464)
  Deferred tax related to the change in the
    additional minimum pension liability                            (534)              -                 -
  Current tax related to nonqualified stock options
    and restricted stock                                          (2,107)          (2,311)             (751)
------------------------------------------------------------------------------------------------------------------
      Total included in shareholders' equity                    $(11,939)         $(8,450)         $(12,215)
------------------------------------------------------------------------------------------------------------------

         The effective rate of tax included in net income differed from the statutory federal income tax rate because of the following factors:

                                                                                   Years Ended December 31
------------------------------------------------------------------------------------------------------------------
(in percentages)                                                         2005             2004              2003
------------------------------------------------------------------------------------------------------------------
Federal income tax rate                                                 35.00%           35.00%            35.00%
Increase (decrease) resulting from
  Tax exempt income                                                     (2.50)           (2.77)            (2.41)
  Low income housing credits                                            (1.64)           (1.37)             (.94)
  Disaster-relief credit                                                (1.31)              -                 -
  State income tax and miscellaneous items                                .04             (.08)              .22
------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                      29.59%           30.78%            31.87%
------------------------------------------------------------------------------------------------------------------

         Federal disaster-relief legislation passed in December 2005 provided for a tax credit to businesses in storm-affected areas based on salaries paid to dislocated employees through the end of 2005. Application of this provision reduced Whitney's income tax expense by $1.9 million in 2005.

         Temporary differences arise between the tax bases of assets or liabilities and their reported amounts in the financial statements. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow:

                                                                                               December 31
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                            2005             2004
----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for losses on loans and foreclosed assets                                  $31,414          $18,890
  Employee compensation and benefits                                                    11,307           12,323
  Net unrealized loss on securities available for sale                                  10,894            1,596
  Unrecognized interest income                                                           3,716            3,454
  Net operating loss carryforward                                                            -              512
  Other                                                                                  6,052            5,429
----------------------------------------------------------------------------------------------------------------
  Total deferred tax assets                                                             63,383           42,204
----------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Accumulated depreciation and amortization                                              7,283            7,634
  Other                                                                                  3,035            2,774
----------------------------------------------------------------------------------------------------------------
  Total deferred tax liabilities                                                        10,318           10,408
----------------------------------------------------------------------------------------------------------------
  Net deferred tax asset                                                               $53,065          $31,796
----------------------------------------------------------------------------------------------------------------

NOTE 24
STOCK REPURCHASE PROGRAM
         In October 2004, the Board of Directors authorized the Company to repurchase up to 2,625,000 shares of its common stock (1,750,000 shares before adjustment for the three-for-two stock split in May 2005). Whitney repurchased 1,061,817 shares during 2004 and 1,563,183 shares during 2005. The average cost per share was $29.77.

NOTE 25
STOCK SPLIT
         On April 27, 2005, the Board of Directors authorized a three-for-two split of the Company's common stock that was paid in the form of a 50% stock dividend on May 25, 2005 to shareholders of record on May 11, 2005. All share and per share data in this annual report reflect this split.

NOTE 26
EARNINGS PER SHARE
         The components used to calculate basic and diluted earnings per share were as follows:

                                                                                 Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                            2005             2004              2003
-----------------------------------------------------------------------------------------------------------------
Numerator:
  Net income                                                         $102,349          $97,137           $98,542
  Effect of dilutive securities                                             -                -                 -
-----------------------------------------------------------------------------------------------------------------
  Numerator for diluted earnings per share                           $102,349          $97,137           $98,542
-----------------------------------------------------------------------------------------------------------------
Denominator:
  Weighted-average shares outstanding                              62,008,004       61,122,581        59,894,147
  Effect of potentially dilutive securities
     and contingently issuable shares                                 945,289          960,462           700,054
-----------------------------------------------------------------------------------------------------------------
  Denominator for diluted earnings per share                       62,953,293       62,083,043        60,594,201
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                                 $1.65            $1.59             $1.65
  Diluted                                                                1.63             1.56              1.63
-----------------------------------------------------------------------------------------------------------------
Antidilutive stock options                                            425,259          202,269           520,373
-----------------------------------------------------------------------------------------------------------------

NOTE 27
PARENT COMPANY FINANCIAL STATEMENTS
         The following financial statements are for the parent company only. For the statements of cash flows, cash and cash equivalents include noninterest-bearing deposits in the Bank and the demand note receivable from the Bank.

BALANCE SHEETS                                                                                 December 31
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                            2005              2004
-----------------------------------------------------------------------------------------------------------------
ASSETS
  Investment in bank subsidiary                                                     $  817,209          $664,444
  Demand note receivable - bank subsidiary                                              84,850           167,563
  Investments in nonbank subsidiaries                                                    3,065             1,498
  Notes receivable - nonbank subsidiaries                                               82,434            81,774
  Other assets                                                                          15,057            15,088
-----------------------------------------------------------------------------------------------------------------
    Total assets                                                                    $1,002,615          $930,367
-----------------------------------------------------------------------------------------------------------------
LIABILITIES
  Subordinated debentures                                                           $   17,212          $     -
  Dividends payable                                                                     12,159            11,638
  Other liabilities                                                                     12,201            13,964
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                   41,572            25,602
SHAREHOLDERS' EQUITY                                                                   961,043           904,765
-----------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                      $1,002,615          $930,367
-----------------------------------------------------------------------------------------------------------------

         See Note 13 for a discussion of the subordinated debentures assumed in connection with the acquisition of Destin Bancshares, Inc. in 2005.

STATEMENTS OF INCOME                                                            Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                           2005             2004              2003
-----------------------------------------------------------------------------------------------------------------
Dividend income from bank subsidiary                                 $ 65,000          $77,000           $93,300
Equity in undistributed earnings of subsidiaries
  Bank                                                                 32,510           14,891               574
  Nonbanks                                                                102              124               164
Other income, net of expenses                                           4,737            5,122             4,504
-----------------------------------------------------------------------------------------------------------------
Net income                                                           $102,349          $97,137           $98,542
-----------------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS                                                    Years Ended December 31
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                      2005             2004              2003
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                      $102,349         $ 97,137           $98,542
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Equity in undistributed earnings of subsidiaries               (32,612)         (15,015)             (738)
  Other, net                                                       2,080            1,187             1,072
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                     71,817           83,309            98,876
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Investments in subsidiaries                                    (55,458)         (22,851)               -
  Loans to nonbank subsidiaries, net of repayments                  (660)            (800)             (580)
  Other, net                                                          -                -                (16)
-----------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                        (56,118)         (23,651)             (596)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends                                                 (61,150)         (57,061)          (48,248)
  Proceeds from issuance of stock                                 14,185           13,995             7,151
  Purchases of stock                                             (52,924)         (29,681)           (1,528)
  Other, net                                                          -            (1,471)               -
-----------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                        (99,889)         (74,218)          (42,625)
-----------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents               (84,190)         (14,560)           55,655
  Cash and cash equivalents at beginning of year                 169,800          184,360           128,705
-----------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                      $ 85,610         $169,800          $184,360
-----------------------------------------------------------------------------------------------------------------

         The total for investments in subsidiaries includes net cash paid to acquire Destin Bancshares, Inc. in 2005 and Madison BancShares, Inc. in 2004. The bank subsidiaries acquired with these holding companies were merged into Whitney National Bank.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 9A: CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this annual report were effective.

         Management's Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. "Management's Report on Internal Control over Financial Reporting," which appears in Item 8 on page 42 of this annual report, and "Report of Independent Registered Public Accounting Firm," which appears in Item 8 on pages 43 and 44 of this annual report are incorporated here by reference.

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

         In further response to this Item 10, registrant incorporates by reference the section entitled "Executive Officers of the Company" appearing in
Item 1 of this Form 10-K and the following sections of its Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC:

         o   The section entitled "The Board of Directors."
         o The first paragraph of the subsection entitled "Audit Committee" of the section entitled "Board of Directors and Its Committees."
         o The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11: EXECUTIVE COMPENSATION

         In response to this item, registrant incorporates by reference the following sections of its Proxy Statement for the Annual Meeting of Shareholders to be to be filed with the SEC:

         o   The section entitled "Executive Compensation."
         o The first paragraph of the subsection entitled "Compensation of Directors" of the section entitled "Board of Directors and Its Committees."
         o The section entitled "Compensation and Human Resources Committee Interlocks and Insider Participation."

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         In partial response to this item, registrant incorporates by reference the sections entitled "Voting Securities and Principal Holders" and "Beneficial Ownership of Directors and Management" of its Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.

         The following table summarizes certain information regarding the registrant's equity compensation plans as of December 31, 2005. The underlying compensation plans, which are more fully described in Note 16 to the consolidated financial statements included in Item 8, have been previously approved by a vote of the shareholders.

                                       Equity Compensation Plan Information
---------------------------------- -------------------------- ------------------------- -------------------------
                                              (a)                       (b)                        (c)
---------------------------------- -------------------------- ------------------------- -------------------------
Plan category                                                                             Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                    Number of securities to      Weighted-average         equity compensation
                                    be issued upon exercise      exercise price of          plans (excluding
                                    of outstanding options,     outstanding options,    securities reflected in
                                      warrants and rights       warrants and rights           column (a))
---------------------------------- -------------------------- ------------------------- -------------------------
Equity compensation plans
     approved by shareholders              2,991,560 (1)               $24.38 (2)              3,723,554 (3)
Equity compensation plans
     not approved by shareholders             ---                        ---                       ---
---------------------------------- -------------------------- ------------------------- -------------------------
      Total                                2,991,560                   $24.38                  3,723,554
---------------------------------- -------------------------- ------------------------- -------------------------

 (1) The total includes an aggregate of 2,496,544 shares that can be issued on the exercise of options held by employees. 1,047,846 shares are subject to options granted under the 2004 Long-Term Incentive Plan
         (2004 LTIP), 1,435,948 shares are subject to options granted under the 1997 Long-Term Incentive Plan (1997 LTIP), and 12,750 shares are subject to options granted under the Long-Term Incentive Program. The total also includes an aggregate of 411,500 shares that can be issued on the exercise of options held by nonemployee directors of the Company. These options were granted under the Directors' Compensation
         Plan, as amended and restated.

         Also included in the total are 83,516 common stock equivalent units held in deferred compensation accounts maintained for certain of the Company's directors, which must eventually be distributed as common shares of the Company. As allowed under the Directors' Compensation
         Plan, certain nonemployee directors have deferred receipt of annual stock awards and fees, and the value of these deferrals has been credited to a bookkeeping account maintained for each director. The value of an account is indexed to the performance of one or more investment options specified in the plans. One of the investment options is equivalent units of the Company's common stock. This option is mandatory for deferred stock awards and was extended by the Directors' Compensation Plan to deferred compensation account balances maintained under a prior deferred compensation plan. The number of common stock equivalent units allocated to a director's account for each deferral is based on the fair market value of the Company's common stock on the deferral date. The common stock equivalent units are deemed to earn any dividends declared on the Company's common stock, and additional units are allocated on the dividend payment date based on the stock's fair market value.

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

(3) Under the 2004 LTIP, the Company is authorized to make awards with respect to a maximum of 3,900,000 of its common shares, plus any authorized but unused shares from the 1997 LTIP. The 2004 LTIP provides for the award of options, stock appreciation rights, restricted stock and restricted stock units that represent common shares. Of the total shares authorized, the Company can award a maximum of 1,950,000 shares in the form of restricted stock or restricted stock units. At December
         31, 2005, the Company could make future awards under the 2004 LTIP with respect to 2,454,737 shares of its common stock.

         Under the Directors' Compensation Plan, the Company is authorized to make awards of stock options or common stock and allocations of common stock equivalent units with respect to the lesser of either 1,687,500 common shares or 3% of its issued and outstanding common shares, as determined from time to time. At December 31, 2005, the Company could make future awards or allocations of common stock equivalent units under the plan with respect to 1,268,817 shares of its common stock.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this item, registrant incorporates by reference the section entitled "Certain Transactions" of its Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

         In response to this item, registrant incorporates by reference the section entitled "Auditors" of its Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.

                                     PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(1)The following consolidated financial statements and supplementary data of the Company and its subsidiaries are included in Part II
               Item 8 of this Form 10-K:
                                                                     Page Number
                                                                     -----------
               Summary of Quarterly Financial Information                     41

               Report of Independent Registered Public Accounting Firm        43

               Consolidated Balance Sheets --
                 December 31, 2005 and 2004                                   45

               Consolidated Statements of Income --
                 Years Ended December 31, 2005, 2004 and 2003                 46

               Consolidated Statements of Changes in Shareholders' Equity --
                 Years Ended December 31, 2005, 2004 and 2003                 47

               Consolidated Statements of Cash Flows --
                 Years Ended December 31, 2005, 2004 and 2003                 48

               Notes to Consolidated Financial Statements                     49

         (a)(2)All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes to the consolidated financial statements.

         (a)(3)Exhibits:

         To obtain a copy of any listed exhibit send your request to the address below. The copy will be furnished upon payment of a fee.

               Mrs. Shirley Fremin, Manager
               Investor Relations
               Whitney Holding Corporation
               P. O. Box 61260
               New Orleans, LA 70161-1260
               (504) 586-3627 or toll free (800) 347-7272, ext. 3627
               E-mail:investor.relations@whitneybank.com

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

               Exhibit 10.5 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as
               Exhibit 10.17 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.6 *- Form of amendment to the executive agreements filed as Exhibits 10.1 through 10.4 herein (filed as Exhibit
               10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.7 *- Form of amendment to the executive agreements filed as Exhibits 10.1 through 10.5 herein (filed as Exhibit
               10.19 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.8 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.9 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph S. Exnicios (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.10 *- Form of executive agreement between Whitney Holding Corporation, Whitney National Bank and each of Kevin P. Reed and Lewis P. Rogers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.11 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and John M. Turner (filed on February 28, 2005 as Exhibit 99.1 to the Company's current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.12 *- Executive compensation plan (filed as Exhibit
               10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.13 *- Whitney Holding Corporation long-term incentive program (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.14 *- Whitney Holding Corporation 1997 Long-Term Incentive Plan (filed as Exhibit A to the Company's Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.15 *- Whitney Holding Corporation 2004 Long-Term Incentive Plan (filed as Exhibit B to the Company's Proxy Statement for the Annual Meeting of Shareholders dated March 19, 2004 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.16 *- Form of restricted stock agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.8c to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.17 *- Form of notice and acceptance of restricted stock award to certain of the Company's officers under the Company's 2004 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.18 *- Form of notice and acceptance of award of performance-based restricted stock to certain of the Company's non-director executive officers under the Company's 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.1 to the Company's current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.19 *- Form of notice and acceptance of award of performance-based restricted stock to certain of the Company's director executive officers under the Company's 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.2 to the Company's current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.20 *- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit
               19.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.21 *- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.10a to the Company's annual report of Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.22 *- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.9b to the Company's annual report of Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.23 *- Form of notice and acceptance of stock option grant to certain of the Company's officers under the Company's 2004 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's quarterly report of Form 10-Q for the quarter ended September 30, 2004 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.24 *- Form of notice and acceptance of stock option grant to certain of the Company's officers under the Company's 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit
               99.3 to the Company's current report of Form 8-K (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.25 *- Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.26 *- Amendment No. 1 to the Whitney Holding Corporation Directors' Compensation Plan (filed as Exhibit A to the Company's Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.27 *- Whitney Holding Corporation 2001 Directors' Compensation Plan (filed as Appendix B to the Company's Proxy Statement dated March 15, 2001 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.28 *- Amendment to the Whitney Holding Corporation 2001 Directors' Compensation Plan effective July 27, 2005 (filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2005 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.29 *- Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.30 *- Summary of executive officer compensation (filed on June 17, 2005 in Item 1.01 of the Company's current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.31 *- Summary of nonemployee director compensation (filed on June 23, 2005 in Item 1.01 of the Company's current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

               Exhibit 10.32 *- Summary of performance measurements to be used under the Company's Executive Compensation Plan to determine bonus awards to executive officers for fiscal year 2006 (filed on December 2, 2005 in Item 1.01 of the Company's current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

               Exhibit 21 - Subsidiaries

                    Whitney Holding Corporation owns 100% of Whitney National
               Bank, a national banking association organized under the laws of the United States of America. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

               Exhibit 23 - Consent of PricewaterhouseCoopers LLP dated March 16, 2006.

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

                                                WHITNEY HOLDING CORPORATION
                                                        (Registrant)

                                           By: /s/ William L. Marks
                                              -------------------------------
                                              William L. Marks
                                              Chairman of the Board and
                                              Chief Executive Officer

                                                    March 16, 2006
                                              -------------------------------
                                                         Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date
--------------------------------------------------------------------------------


/s/ William L. Marks             Chairman of the Board,           March 16, 2006
------------------------------   Chief Executive Officer          --------------
    William L. Marks             and Director


/s/ R. King Milling              President and Director           March 16, 2006
------------------------------                                    --------------
    R. King Milling


/s/ Thomas L. Callicutt, Jr.     Executive Vice President and     March 16, 2006
------------------------------   Chief Financial Officer          --------------
    Thomas L. Callicutt, Jr.     (Principal Accounting Officer)


/s/ Joel B. Bullard, Jr.         Director                         March 16, 2006
------------------------------                                    --------------
    Joel B. Bullard, Jr.


                                 Director
------------------------------                                    --------------
    James M. Cain


/s/ Angus R. Cooper II           Director                         March 16, 2006
------------------------------                                    --------------
    Angus R. Cooper II


/s/ Richard B. Crowell           Director                         March 16, 2006
------------------------------                                    --------------
    Richard B. Crowell

Signature                        Title                            Date
--------------------------------------------------------------------------------


/s/ William A. Hines             Director                         March 16, 2006
------------------------------                                    --------------
    William A. Hines


/s/ E. James Kock, Jr.           Director                         March 16, 2006
------------------------------                                    --------------
    E. James Kock, Jr.


/s/ Alfred S. Lippman            Director                         March 16, 2006
------------------------------                                    --------------
    Alfred S. Lippman


                                 Director
------------------------------                                    --------------
    Michael L. Lomax


/s/ Eric J. Nickelsen            Director                         March 16, 2006
------------------------------                                    --------------
    Eric J. Nickelsen


/s/ John G. Phillips             Director                         March 16, 2006
------------------------------                                    --------------
    John G. Phillips


/s/ Carroll W. Suggs             Director                         March 16, 2006
------------------------------                                    --------------
    Carroll W. Suggs


/s/ Kathryn M. Sullivan          Director                         March 16, 2006
------------------------------                                    --------------
    Kathryn M. Sullivan


/s/ Dean E. Taylor               Director                         March 16, 2006
------------------------------                                    --------------
    Dean E. Taylor


/s/ Thomas D. Westfeldt          Director                         March 16, 2006
------------------------------                                    --------------
    Thomas D. Westfeldt

Exhibit 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            --------------------------------------------------------

         We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 33-52999, No. 33-55307, No. 333-56277, No. 333-75676 and No. 333-112501), on Form S-4 (No. 333-130690, as amended) and on Forms S-8 (No. 333-56024, as amended, No. 333-68506, No. 333-30257, No.
333-87050, No. 333-91358 and No. 333-116184) of Whitney Holding Corporation of our report dated March 15, 2006 relating to the financial statements, management's assessment of the effectiveness of internal accounting control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana
March 16, 2006

Exhibit 31.1

                                  CERTIFICATION
                                  -------------

         I, William L. Marks, certify that:

         1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2005 of Whitney Holding Corporation;

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


         Date:    March 16, 2006
                  -------------------

         /s/William L. Marks
         ----------------------------
         William L. Marks
         Chief Executive Officer

Exhibit 31.2

                                  CERTIFICATION
                                  -------------

         I, Thomas L. Callicutt, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2005 of Whitney Holding Corporation;

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


         Date:    March 16, 2006
                  -------------------

         /s/Thomas L. Callicutt, Jr.
         ----------------------------
         Thomas L. Callicutt, Jr.
         Chief Executive Officer

Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                ------------------------------------------------
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      --------------------------------------------------------------------

         Each of the undersigned officers of Whitney Holding Corporation (the Company), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge, that

         (1) the Company's Annual Report on Form 10-K for the period ended December 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   March 16, 2006             By:/s/William L. Marks
      ---------------------         --------------------------------------------
                                       William L. Marks
                                       Chief Executive Officer

Dated:   March 16, 2006             By:/s/Thomas L. Callicutt, Jr.
      ---------------------         --------------------------------------------
                                       Thomas L. Callicutt, Jr.
                                       Chief Financial Officer