Form 10-Q
period 2006-03-31
WHITNEY HOLDING CORP
filed 2006-05-10
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006	Commission file number 0-1026

WHITNEY HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana	72-6017893
(State of incorporation)	(I.R.S. Employer Identification No.)
228 St. Charles Avenue
New Orleans, Louisiana 70130
(Address of principal executive offices)

(504) 586-7272
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer X	Accelerated filer __	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of April 30, 2006, 65,692,321 shares of the registrant’s no par value common stock were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
(dollars in thousands)	2006	2005

ASSETS
Cash and due from financial institutions	$305,680	$554,827
Federal funds sold and short-term investments	1,274,317	805,758
Loans held for sale	30,013	46,678
Investment securities
Securities available for sale	1,498,316	1,413,763
Securities held to maturity, fair values of $225,829 and $228,027, respectively	227,041	227,688
Total investment securities	1,725,357	1,641,451
Loans, net of unearned income	6,488,639	6,560,597
Allowance for loan losses	(89,209)	(90,028)
Net loans	6,399,430	6,470,569

Bank premises and equipment	152,628	151,978
Goodwill	204,089	204,089
Other intangible assets	24,049	26,304
Accrued interest receivable	43,256	52,808
Other assets	142,923	154,544
Total assets	$10,301,742	$10,109,006

LIABILITIES
Noninterest-bearing demand deposits	$3,189,552	$3,301,227
Interest-bearing deposits	5,494,224	5,303,609
Total deposits	8,683,776	8,604,836

Short-term and other borrowings	519,373	433,350
Accrued interest payable	11,616	10,538
Accrued expenses and other liabilities	106,222	99,239
Total liabilities	9,320,987	9,147,963

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 63,782,206 and 63,657,059 shares, respectively	2,800	2,800
Capital surplus	257,751	250,174
Retained earnings	757,666	738,655
Accumulated other comprehensive loss	(28,886)	(21,223)
Treasury stock at cost - 290,363 and 316,575 shares, respectively	(8,576)	(9,363)
Total shareholders' equity	980,755	961,043
Total liabilities and shareholders' equity	$10,301,742	$10,109,006
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
(dollars in thousands, except per share data)	2006	2005
INTEREST INCOME
Interest and fees on loans	$113,450	$81,741
Interest and dividends on investment securities
Taxable securities	15,498	17,808
Tax-exempt securities	2,252	2,541
Interest on federal funds sold and short-term investments	10,792	99
Total interest income	141,992	102,189
INTEREST EXPENSE
Interest on deposits	24,272	10,708
Interest on short-term and other borrowings	4,483	3,062
Total interest expense	28,755	13,770
NET INTEREST INCOME	113,237	88,419
PROVISION FOR LOAN LOSSES	2,000	1,500
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	111,237	86,919
NONINTEREST INCOME
Service charges on deposit accounts	6,517	8,040
Bank card fees	3,486	2,660
Trust service fees	2,520	2,356
Secondary mortgage market operations	1,620	956
Other noninterest income	7,033	7,379
Securities transactions	-	-
Total noninterest income	21,176	21,391
NONINTEREST EXPENSE
Employee compensation	35,438	30,921
Employee benefits	8,836	8,290
Total personnel	44,274	39,211
Net occupancy	5,946	5,187
Equipment and data processing	4,264	4,274
Telecommunication and postage	2,667	2,062
Corporate value and franchise taxes	2,144	1,954
Legal and other professional services	1,511	1,551
Amortization of intangibles	2,255	1,629
Other noninterest expense	16,039	10,393
Total noninterest expense	79,100	66,261
INCOME BEFORE INCOME TAXES	53,313	42,049
INCOME TAX EXPENSE	17,164	13,293
NET INCOME	$36,149	$28,756
EARNINGS PER SHARE
Basic	$.58	$.47
Diluted	.57	.47
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	62,835,144	60,567,867
Diluted	63,950,543	61,596,201
CASH DIVIDENDS PER SHARE	$.27	$.23
The accompanying notes are an integral part of these financial statements.
Share and per share data give effect to the 3-for-2 stock split effective May 25, 2005.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
				Accumulated
				Other
(dollars in thousands,	Common	Capital	Retained	Comprehensive	Treasury
except per share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2004	$2,800	$238,426	$697,977	$(2,963)	$(31,475)	$904,765
Comprehensive income:
Net income	-	-	28,756	-	-	28,756
Other comprehensive loss:
Unrealized net holding loss on
securities, net of reclassification
adjustments and taxes	-	-	-	(15,871)	-	(15,871)
Total comprehensive income	-	-	28,756	(15,871)	-	12,885
Cash dividends, $.23 per share	-	-	(14,215)	-	-	(14,215)
Stock acquired under repurchase program	-	-	-	-	(42,094)	(42,094)
Stock issued to dividend reinvestment plan	-	(2)	-	-	584	582
Long-term incentive plan stock activity:
Performance-based restricted stock	-	2,582	-	-	-	2,582
Stock options	-	3,863	-	-	830	4,693
Directors' compensation plan stock activity	-	101	-	-	76	177
Balance at March 31, 2005	$2,800	$244,970	$712,518	$(18,834)	$(72,079)	$869,375

Balance at December 31, 2005	$2,800	$250,174	$738,655	$(21,223)	$(9,363)	$961,043
Comprehensive income:
Net income	-	-	36,149	-	-	36,149
Other comprehensive income:
Unrealized net holding loss on
securities, net of reclassification
adjustments and taxes	-	-	-	(7,663)	-	(7,663)
Total comprehensive income	-	-	36,149	(7,663)	-	28,486
Cash dividends, $.27 per share	-	-	(17,138)	-	-	(17,138)
Stock issued to dividend reinvestment plan	-	(27)	-	-	653	626
Long-term incentive plan stock activity:
Performance-based restricted stock	-	4,414	-	-	(210)	4,204
Stock options	-	2,781	-	-	120	2,901
Directors' compensation plan stock activity	-	409	-	-	224	633
Balance at March 31, 2006	$2,800	$257,751	$757,666	$(28,886)	$(8,576)	$980,755

The accompanying notes are an integral part of these financial statements.
Per share data gives effect to the 3-for-2 stock split effective May 25, 2005.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
(dollars in thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$36,149	$28,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	3,429	3,285
Amortization of purchased intangibles	2,255	1,629
Restricted stock compensation	4,143	2,527
Premium amortization (discount accretion) on securities, net	(1,439)	748
Provision for losses on loans and foreclosed assets	2,036	1,567
Net gains on asset sales	(266)	(680)
Deferred tax benefit	(2,797)	(351)
Net (increase) decrease in loans originated and held for sale	16,665	(6,046)
Net (increase) decrease in interest and other income receivable and prepaid expenses	11,140	(3,250)
Net increase in interest payable and accrued expenses	6,341	7,427
Other, net	7,868	(643)
Net cash provided by operating activities	85,524	34,969
INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	72,357	96,475
Purchases of investment securities available for sale	(169,050)	(74,860)
Proceeds from maturities of investment securities held to maturity	4,100	3,910
Purchases of investment securities held to maturity	(3,505)	(5,885)
Net (increase) decrease in loans	71,832	(17,874)
Net (increase) decrease in federal funds sold and short-term investments	(466,717)	14,435
Proceeds from sales of foreclosed assets and surplus property	1,570	1,794
Purchases of bank premises and equipment	(4,359)	(2,986)
Other, net	5,793	125
Net cash provided by (used in) investing activities	(487,979)	15,134
FINANCING ACTIVITIES
Net decrease in transaction account and savings account deposits	(49,975)	(4,469)
Net increase in time deposits	129,023	113,051
Net increase (decrease) in short-term and other borrowings	86,131	(72,303)
Proceeds from issuance of common stock	3,582	4,712
Purchases of common stock	-	(45,778)
Cash dividends	(15,982)	(14,457)
Other, net	529	-
Net cash provided by (used in) financing activities	153,308	(19,244)
Increase (decrease) in cash and cash equivalents	(249,147)	30,859
Cash and cash equivalents at beginning of period	554,827	213,751
Cash and cash equivalents at end of period	$305,680	$244,610

Cash received during the period for:
Interest income	$148,523	$100,140

Cash paid during the period for:
Interest expense	$27,875	$13,223
Income taxes	7,500	2,915

Noncash investing activities:
Foreclosed assets received in settlement of loans	$348	$1,216

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
In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.
Pursuant to rules and regulations of the Securities and Exchange Commission (SEC), certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. These financial statements should be read in conjunction with the Company’s 2005 annual report on Form 10-K.  Financial information reported in these financial statements is not necessarily indicative of the financial condition, results of operations or cash flows of any other interim or annual periods.
All share and per share data in this quarterly report reflect the three-for-two split of the Company’s common stock that was effective May 25, 2005.

NOTE 2
UPDATE ON IMPACT OF NATURAL DISASTERS
     Two strong hurricanes struck portions of Whitney’s service area during the third quarter of 2005. The following sections summarize the more significant continuing financial repercussions of these natural disasters for the Company and on its major subsidiary, Whitney National Bank (the Bank).

Credit Quality and Allowance for Loan Losses
     Relationship officers continued to closely monitor the performance of storm-impacted loan customers during the first quarter of 2006, and data became available on the performance of consumer credits that had been under payment deferral programs. This information was factored into management’s determination of the allowance for loan losses at March 31, 2006. Although the identification and initial evaluation of storm-impacted credits has been substantially completed, management’s assessment of the storms’ impact is still subject to significant uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the storm-impact area as a whole. With the resolution of these uncertainties and the ongoing collection of information on individual customers and statistics on the consumer segment of the loan portfolio, the loss estimate will be revised as needed.

Disaster Response Costs, Casualty Losses, Business Interruption and Related Insurance
The Bank has incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that require replacement, relocation or major renovation. Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Most of the significant disaster response costs had been incurred by the end of the first quarter of 2006 and included where appropriate in an insurance claim receivable based on management’s understanding of the underlying coverage. The bulk of costs to replace or renovate facilities will be incurred in future periods, and these will be included in the insurance claims as appropriate. Management projects that future casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods, but this is contingent upon reaching agreement with insurance carriers. An insurance claim receivable of $13.7 million was included in other assets at March 31, 2006, and Whitney has expensed $6.9 million of storm-related disaster response costs and casualty losses, including $2.5 million charged to operations in the first quarter of 2006.

NOTE 3
MERGERS AND ACQUISITIONS
On April 13, 2006, Whitney completed its acquisition of First National Bancshares, Inc. (First National) and its subsidiary, 1st National Bank & Trust. 1st National Bank & Trust operates in the Tampa Bay area of Florida and had approximately $380 million in total assets, including a loan portfolio of $290 million, and approximately $320 million in deposits at the acquisition date. The Company expects to merge 1st National into Whitney National Bank during the third quarter of 2006 upon completion of systems-integration work. The transaction was valued at approximately $116 million, with $41 million paid to First National shareholders in cash and the remainder in Whitney stock totaling approximately 2.2 million shares. Whitney’s financial statements for the second quarter of 2006 will include the results from First National’s operations since the acquisition date. The purchase price allocation for this transaction has not yet been completed.
In April 2005, Whitney acquired Destin Bancshares, Inc. (Destin). Destin’s major subsidiary was Destin Bank which operated ten banking centers in the Destin, Fort Walton Beach and Pensacola areas of the Florida panhandle, with approximately $540 million in total assets, including a loan portfolio of $390 million, and $440 million in deposits on the acquisition date. Destin Bank was merged into Whitney National Bank on the acquisition date. The transaction was valued at $115 million, with $58 million paid to Destin shareholders in cash and the remainder in Whitney stock totaling approximately 1.9 million shares (1.3 million shares before adjustment for the three-for-two stock split in May 2005). Applying purchase accounting to this transaction, the Company recorded goodwill of $88 million and a $9 million intangible asset for the estimated value of deposit relationships with an estimated weighted-average life of approximately 3.0 years.

NOTE 4
FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS

The balance of federal funds sold and short-term investments included the following:

	March 31	December 31
(in thousands)	2006	2005
Federal funds sold	$ 276,000	$304,500
U. S. Treasury bills	895,530	-
U. S. government agency discount notes	99,976	499,013
Other short-term interest-bearing investments	2,811	2,245
Total	$1,274,317	$805,758

Federal funds were sold on an overnight basis. The U. S. Treasury bills and government agency discount notes all have maturities of less than three months.

NOTE 5
LOANS

The composition of the Company’s loan portfolio follows:

	March 31		December 31
(in thousands)	2006		2005
Commercial, financial and agricultural	$2,595,056	40%	$2,685,894	41%
Real estate - commercial, construction and other	2,780,340	43	2,743,486	42
Real estate - residential mortgage	771,547	12	774,124	12
Individuals	341,696	5	357,093	5
Total	$6,488,639	100%	$6,560,597	100%

NOTE 6
ALLOWANCE FOR LOAN LOSSES, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows:

	Three Months Ended
	March 31
(in thousands)	2006	2005
Balance at beginning of year	$90,028	$54,345
Provision for loan losses	2,000	1,500
Loans charged off	(3,629)	(3,676)
Recoveries	810	1,751
Net charge-offs	(2,819)	(1,925)
Balance at end of year	$89,209	$53,920

Information on loans evaluated for possible impairment loss follows:

	March 31	December 31
(in thousands)	2006	2005
Impaired loans
Requiring a loss allowance	$54,667	$54,994
Not requiring a loss allowance	5,811	4,789
Total recorded investment in impaired loans	$60,478	$59,783
Impairment loss allowance required	$19,749	$17,334

The following is a summary of nonperforming loans:

	March 31	December 31
(in thousands)	2006	2005
Loans accounted for on a nonaccrual basis	$65,494	$65,565
Restructured loans	28	30
Total nonperforming loans	$65,522	$65,595

NOTE 7
DEPOSITS

The composition of deposits was as follows:

	March 31	December 31
(in thousands)	2006	2005
Noninterest-bearing demand deposits	$3,189,552	$3,301,227
Interest-bearing deposits:
NOW account deposits	1,090,894	1,116,000
Money market deposits	1,095,554	1,103,510
Savings deposits	1,214,840	1,120,078
Other time deposits	716,833	717,938
Time deposits $100,000 and over	1,376,103	1,246,083
Total interest-bearing deposits	5,494,224	5,303,609
Total deposits	$8,683,776	$8,604,836

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers. Balances maintained in such products totaled $611 million at March 31, 2006 and $504 million at December 31, 2005. Most of these deposits mature on a daily basis.

NOTE 8
OTHER ASSETS AND OTHER LIABILITIES
The more significant components of other assets and other liabilities at March 31, 2006 and December 31, 2005 were as follows:

Other Assets
	March 31	December 31
(in thousands)	2006	2005
Net deferred income tax asset	$ 60,017	$ 53,065
Low-income housing tax credit fund investments	17,407	17,986
Insurance claim receivable	13,675	21,895
Prepaid pension asset	13,475	15,271
Cash surrender value of life insurance	9,640	9,575
Prepaid expenses	4,405	4,713
Miscellaneous investments, receivables and other assets	24,304	32,039
Total other assets	$142,923	$154,544
Other Liabilities
	March 31	December 31
(in thousands)	2006	2005
Accrued taxes and expenses	$ 61,987	$57,538
Dividend payable	13,315	12,159
Liability for postretirement benefits other than pensions	12,483	11,877
Miscellaneous payables, deferred income and other liabilities	18,437	17,665
Total other liabilities	$106,222	$99,239

See Note 2 for information on the natural disasters that affected Whitney during 2005, including a discussion of related insurance matters. As part of its response to the disasters, the federal government allowed corporations to defer federal income tax payments otherwise due in 2005 until the third quarter of 2006.

NOTE 9
EMPLOYEE BENEFIT PLANS

Retirement Plans
Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements. Based on currently available information, the Company does not anticipate making a contribution to the plan during 2006. The components of net pension expense were as follows:

	Three Months Ended
	March 31
(in thousands)	2006	2005
Service cost for benefits during the period	$1,925	$1,809
Interest cost on benefit obligation	1,931	1,766
Expected return on plan assets	(2,463)	(2,060)
Amortization of:
Unrecognized net actuarial losses	409	187
Unrecognized prior service cost	(27)	(27)
Net periodic benefit expense	$1,775	$1,675

Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. The net pension expense for nonqualified plan benefits was approximately $.3 million for the first quarter of 2006 and $.2 million for the first quarter of 2005.

Health and Welfare Plans
Whitney maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
Whitney recognized a net periodic expense for postretirement benefits of approximately $.8 million in the first quarter of 2006 and $.6 million in the first quarter of 2005. None of the individual components of the net periodic expense was individually significant for either period.

NOTE 10
STOCK-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate stock-based compensation. The plans for both employees and directors have been approved by the Company’s shareholders. Descriptions of these plans, including the terms of awards and the number of Whitney shares authorized and available for issuance, were included in the Company’s Form 10-K for the year ended December 31, 2005. There was no substantive change to this information as of March 31, 2006. No stock-based compensation awards were made during the first quarter of 2006. The stock issued for awards may come from unissued shares or shares held in treasury.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Whitney must apply SFAS No. 123R to all awards granted after December 31, 2005 and to awards modified, repurchased, or cancelled after that date. The revised standard established the fair value-based method as the exclusive method of accounting for stock-based compensation, with only limited exceptions. Under SFAS No. 123R, the grant-date fair value of equity instruments, including stock options, awarded to employees determines the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the required service period. The revised standard also clarifies and expands existing guidance on measuring fair value, including considerations for selecting and applying an option-pricing model, on classifying an award as equity or a liability, and on attributing compensation cost to reporting periods, and adds to required disclosures.
For outstanding awards for which the required service period extends beyond December 31, 2005, SFAS No. 123R requires Whitney to recognize compensation after that date based on the grant-date fair value of those awards as calculated for pro forma disclosure under the original SFAS No. 123. As of December 31, 2005, all stock options awarded by the Company were fully vested and exercisable and there were no continuing service requirements. The service requirements for certain performance-based restricted stock awards do extend beyond December 31, 2005. Compensation expense of $4.2 million was recognized in the first quarter of 2006. Unrecognized stock-based compensation related to restricted stock totaled $13.3 million at March 31, 2006. This compensation will be recognized over an expected weighted-average period of 1.8 years. At March 31, 2006, 1,038,754 shares with a weighted-average grant-date fair value of $28.13 per share were expected to ultimately become vested under performance-based stock awards. At December 31, 2005, the total was 875,685 shares with a per share value of $27.81. During the first quarter of 2006, updated performance expectations added 172,819 shares with a weighted-average grant-date fair value of $29.78 per share to the total of shares expected to become vested. In the same period, participants forfeited their rights to 9,750 shares with a per share value of $28.03. No performance-based restricted stock awards vested during the first quarter of 2006.

For the first quarter of 2005, Whitney recognized $2.5 million of compensation expense with respect to restricted stock awards under Accounting Principles Board Opinion (APB) No. 25 and related interpretations. The expense recognized under APB No. 25 was also based on fair value, but the timing of when fair value was determined and the method of allocating expense over time differed in certain respects from what was required under SFAS No. 123, as amended. The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and to recognize stock-based compensation expense in the first quarter of 2005. No compensation expense for stock options would have been recognized under SFAS No. 123 during that period.

Three Montths Ended
(dollars in thousands, except per share data)	March 31, 2005
Net income	$28,756
Stock-based compensation expense included
in reported net income, net of related tax effects	1,643
Stock-based compensation expense determined
under SFAS No. 123, net of related tax effects	(1,328)
Pro forma net income	$29,071
Earnings per share:
Basic - as reported	$.47
Basic - pro forma	.48
Diluted - as reported	.47
Diluted - pro forma	.47

The following table summarizes stock option activity for the first quarter of 2006. All options outstanding at the December 31, 2005 and March 31, 2006 were exercisable.

			Weighted-
		Weighted-	Average
		Average	Years to
	Number	Exercise Price	Expiration
Outstanding at December 31, 2005	2,908,044	$24.38	6.6
Options granted	-	-
Options exercised	(137,034)	22.46
Options forfeited	(1,000)	29.54
Outstanding at March 31, 2006	2,770,010	$24.48	6.4

The options held by employees and directors at March 31, 2006 had an intrinsic value of $30.4 million based on the closing market price for Whitney’s stock on that date. The intrinsic value of options exercised during the first quarter of 2006 totaled $1.3 million as of the exercise dates. The Company received exercise proceeds totaling $3.0 million and realized a tax benefit of $.5 million with respect to these exercises. During the first quarter of 2005, options to acquire 218,733 shares were exercised with a total intrinsic value of $2.2 million. These exercises yielded $4.1 million of cash proceeds and Whitney realized a tax benefit of $.7 million. The tax benefit in each period was credited to capital surplus. The impact of the tax benefit was reported as a cash flow from financing activities in the consolidated statement of cash flows for the first quarter of 2006 and as a cash flow from operations in the first quarter of 2005.

NOTE 11
CONTINGENCIES
The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney’s financial condition, results of operations or cash flows.
See Note 2 for information on the impact of natural disasters that struck Whitney’s market area in 2005, including comments about contingencies surrounding the resolution of insurance claims.

NOTE 12
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
Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Many such commitments are used only partially or, in some cases, not at all before they expire. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Loan commitments generally have fixed expiration dates and may require payment of a fee. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates, and many lines remain partly or wholly unused.
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. A substantial majority of standby letters of credit outstanding at March 31, 2006 have a term of one year or less.
The Bank’s exposure to credit losses from these financial instruments is represented by their contractual amounts. The Bank follows its standard credit policies in approving loan facilities and financial guarantees and requires collateral support if warranted. The required collateral could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.
A summary of off-balance-sheet financial instruments follows:

	March 31	December 31
(in thousands)	2006	2005
Commitments to extend credit - revolving	$1,925,487	$1,834,415
Commitments to extend credit - nonrevolving	565,825	593,667
Credit card and personal credit lines	527,141	507,733
Standby and other letters of credit	390,826	365,582

NOTE 13
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31
(dollars in thousands, except per share data)	2006	2005
Numerator:
Net income	$36,149	$28,756
Effect of dilutive securities	-	-
Numerator for diluted earnings per share	$36,149	$28,756
Denominator:
Weighted-average shares outstanding	62,835,144	60,567,867
Effect of potentially dilutive securities
and contingently issuable shares	1,115,399	1,028,334
Denominator for diluted earnings per share	63,950,543	61,596,201
Earnings per share:
Basic	$.58	$.47
Diluted	.57	.47
Antidilutive stock options	-	-

NOTE 14
ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation. Whitney adopted the provisions of SFAS No. 123R beginning January 1, 2006. Information about the more significant provisions of this standard is presented in Note 10.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	2006	2005
(dollars in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
QUARTER-END BALANCE SHEET DATA
Total assets	$10,301,742	$10,109,006	$9,431,253	$8,920,289	$8,275,949
Earning assets	9,518,326	9,054,484	8,247,993	8,145,344	7,660,403
Loans	6,488,639	6,560,597	6,462,623	6,284,625	5,642,031
Investment securities	1,725,357	1,641,451	1,719,026	1,761,875	1,995,541
Deposits	8,683,776	8,604,836	7,478,921	7,169,236	6,721,086
Shareholders' equity	980,755	961,043	945,229	955,583	869,375
AVERAGE BALANCE SHEET DATA
Total assets	$10,162,685	$9,539,789	$8,999,177	$8,833,445	$8,225,375
Earning assets	9,249,232	8,524,522	8,158,377	8,104,745	7,597,501
Loans	6,510,471	6,512,421	6,332,291	6,102,380	5,591,349
Investment securities	1,701,467	1,669,861	1,752,317	1,947,260	1,979,796
Deposits	8,542,554	7,973,830	7,229,462	7,086,179	6,593,001
Shareholders' equity	975,456	952,579	966,771	933,976	887,059
INCOME STATEMENT DATA
Interest income	$141,992	$130,983	$120,910	$114,003	$102,189
Interest expense	28,755	24,557	23,225	19,434	13,770
Net interest income	113,237	106,426	97,685	94,569	88,419
Net interest income (TE)	114,744	107,907	99,116	96,023	89,933
Provision for loan losses	2,000	-	34,000	1,500	1,500
Noninterest income	21,176	18,328	20,305	22,211	21,391
Net securities gains in noninterest income	-	-	-	68	-
Noninterest expense	79,100	76,657	71,678	72,382	66,261
Net income	36,149	35,149	9,123	29,321	28,756
KEY RATIOS
Return on average assets	1.44%	1.46%	.40%	1.33%	1.42%
Return on average shareholders' equity	15.03	14.64	3.74	12.59	13.15
Net interest margin	5.02	5.03	4.83	4.75	4.78
Average loans to average deposits	76.21	81.67	87.59	86.12	84.81
Efficiency ratio	58.20	60.73	60.02	61.25	59.52
Allowance for loan losses to loans	1.37	1.37	1.41	.93	.96
Nonperforming assets to loans plus foreclosed
assets and surplus property	1.02	1.03	.69	.31	.43
Annualized net charge-offs to average loans	.17	.06	.11	.03	.14
Average shareholders' equity to average assets	9.60	9.99	10.74	10.57	10.78
Shareholders' equity to total assets	9.52	9.51	10.02	10.71	10.50
Leverage ratio	7.99	8.21	8.45	8.63	9.27
COMMON SHARE DATA
Earnings Per Share
Basic	$.58	$.56	$.15	$.47	$.47
Diluted	.57	.55	.14	.46	.47
Dividends
Cash dividends per share	$.27	$.25	$.25	$.25	$.23
Dividend payout ratio	47.41%	45.05%	173.41%	53.89%	49.43%
Book Value Per Share	$15.45	$15.17	$14.94	$15.11	$14.27
Trading Data
High sales price	$36.17	$29.93	$33.69	$33.00	$31.09
Low sales price	27.27	24.14	26.60	28.65	28.44
End-of-period closing price	35.46	27.56	27.04	32.63	29.67
Trading volume	14,411,128	16,175,745	18,314,726	6,531,000	9,412,595
Average Shares Outstanding
Basic	62,835,144	62,729,336	62,699,332	62,004,132	60,567,867
Diluted	63,960,543	63,533,521	63,579,123	63,076,155	61,596,201
Share and per share data give effect to the 3-for-2 stock split effective May 25, 2005.
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2005 to March 31, 2006 and on their results of operations during the first quarters of 2006 and 2005. Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1. This discussion and analysis should be read in conjunction with the Company’s 2005 annual report on Form 10-K. All share and per share data in this quarterly report reflect the three-for-two split of Whitney’s common stock that was effective May 25, 2005.

FORWARD-LOOKING STATEMENTS
This discussion contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future. Forward-looking statements often contain words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project” or other words of similar meaning.
The forward-looking statements made in this discussion include, but may not be limited to, (a) comments on the financial repercussions of natural disasters and Whitney’s response, including the impact on the allowance for loan losses and related provision, deposit balances, liquidity and on certain categories of noninterest expense; (b) expectations expressed about insurance recoveries of storm-related casualty losses and repair and rebuilding costs; (c) comments on conditions impacting certain sectors of the loan portfolio; (d) information about changes in the duration of the investment portfolio with changes in market rates; (e) comments about the impact of acquisitions on future regulatory capital ratios; (f) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (g) discussion of the performance of Whitney’s net interest income assuming certain conditions; and (h) comments on expected trends or changes in expense levels for retirement benefits.
Whitney’s ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Whitney believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.
The natural disasters that struck portions of Whitney’s service area in 2005 are discussed below in the “Overview” section and in various other sections. These events caused significant uncertainties, the outcome of which will impact the Company’s future results. Additional factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•
Changes in economic and business conditions, including those caused by natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of Whitney’s customer base.

•	Changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities.
•	Changes in laws and regulations that significantly affect the activities of the banking industry and the industry’s competitive position relative to other financial service providers.
•	Technological changes affecting the nature or delivery of financial products or services and the cost of providing them.
•	The failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions.
•	Management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes.
Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

OVERVIEW

UPDATE ON IMPACT OF NATURAL DISASTERS
       Two strong hurricanes struck portions of Whitney’s service area during the third quarter of 2005. The following sections summarize the more significant continuing financial repercussions of these natural disasters for the Company and the Bank.

Credit Quality and Allowance for Loan Losses
    Relationship officers continued to closely monitor the performance of storm-impacted loan customers during the first quarter of 2006, and data became available on the performance of consumer credits that had been under payment deferral programs. This information was factored into management’s determination of the allowance for loan losses at March 31, 2006, but it did not cause any significant net change in the level of the allowance from that determined at December 31, 2005. Although the identification and initial evaluation of storm-impacted credits has been substantially completed, significant uncertainties remain, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the storm-impact area as a whole. The resolution of these uncertainties, together with the ongoing collection of information on individual customers and statistics on the consumer segment of the loan portfolio, could lead to significant changes in management’s assessment of storm-related credit risk and the allowance for loan losses.

Disaster Response Costs, Casualty Losses, Business Interruption and Related Insurance
       The Bank has incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that require replacement, relocation or major renovation. Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Most of the significant disaster response costs had been incurred by the end of the first quarter of 2006 and included where appropriate in an insurance claim receivable based on management’s understanding of the underlying coverage. The bulk of costs to replace or renovate facilities will be incurred in future periods, and these will be included in the insurance claims as appropriate. Through March 31, 2006, Whitney had expensed $6.9 million of storm-related disaster response costs and casualty losses, including $2.5 million charged to operations in the first quarter of 2006.

Deposit Growth and Liquidity Management
The Bank experienced a rapid accumulation of deposits in the months following the storms, and these funds have for the most part been retained through the end of the first quarter of 2006. Total deposits at March 31, 2006 were up $79 million, or 1%, from December 31, 2005, but the total has grown $1.5 billion, or 21%, since June 30, 2005, largely concentrated in noninterest-bearing demand deposits and personal savings account deposits. A number of storm-related factors contributed to this accumulation, including the settlement of insurance claims, payments under disaster-recovery contracts, the distribution of relief funds, deferrals granted on income tax installments and a more conservative approach to discretionary spending by many customers in the face of significant uncertainties such as those pertaining to the rebuilding process.
Although management expects the balances accumulated by deposit customers in the storm-affected areas to reduce over time, it is difficult to predict when and to what degree. After first reducing short-term wholesale borrowings, Whitney has invested most of the accumulated funds in short-term liquidity management securities. A portion of the deposit growth also helped fund the increase in float that resulted from storm-forced changes to the Bank’s normal processing and collection of cash items. Balances of cash in other banks and in process of collection for the first quarter of 2006 were higher by approximately $152 million on average compared to 2005’s first quarter. Balances returned to more normal levels by March 31, 2006.

HIGHLIGHTS OF FINANCIAL RESULTS
Whitney earned $36.1 million in the quarter ended March 31, 2006, a 26% increase compared to net income of $28.8 million reported for the first quarter of 2005. Per share earnings were $.58 per basic share and $.57 per diluted share in 2006’s first quarter, up 23% and 21%, respectively, from $.47 per share, both basic and diluted, in the year-earlier period.
Selected first quarter highlights follow:
•
Whitney’s net interest income (TE) for the first quarter of 2006 increased $24.8 million, or 28%, compared to the first quarter of 2005, driven by both the 22% increase in average earning assets and a wider net interest margin. The net interest margin (TE) was 5.02% for the first quarter of 2006, up 24 basis points from the year-earlier period.

•
Average total loans for the quarter, including loans held for sale, were up 17% compared to the first quarter of 2005, with approximately 8% associated with the Destin Bank acquisition in April 2005. Average investment securities decreased 14% from the first quarter of 2005 to 2006’s first quarter in support of loan growth. As noted earlier, Whitney invested a significant portion of the funds from the rapid post-storm build-up of deposits in liquidity management securities, and average short-term investments for the first quarter of 2006 increased by $986 million compared to the first quarter of 2005. Total average earning assets for the quarter were up a net 22%, or $1.65 billion, compared to the first quarter of 2005.

•
Whitney provided $2.0 million for loan losses in the first quarter of 2006, compared to a $1.5 million provision in the first quarter of 2005. As noted earlier, new information gathered during the first quarter of 2006 on storm-related credit risk prompted little net change in the determination of the allowance for loan losses at quarter end compared to year-end 2005. The total of loans criticized through the internal credit risk classification process decreased by $17 million during the first quarter of 2006, although the total of nonperforming loans at March 31, 2006 was little changed from December 31, 2005. Net-charge offs totaled $2.8 million in 2006’s first quarter, compared to net charge-offs of $1.9 million in the first quarter of 2005.

•
Noninterest income decreased 1% from the first quarter of 2005, when Whitney received a $1.0 million distribution related to its membership in an electronic payment network that was sold. While the results for the first quarter of 2006 showed improvement in a number of income categories, reflecting both internal growth and contributions from acquired operations, revenue from service charges on deposit accounts was down 19%, or $1.5 million, compared to the year-earlier period. The accumulation of deposit account balances after the storms served to reduce revenue from charges related to these accounts. Another important factor was the earnings credit allowed against service charges on certain business deposit accounts that has grown with the rise in short-term market rates.

•
Noninterest expense increased 19%, or $12.8 million, from 2005’s first quarter. Incremental operating costs associated with Destin Bank totaled approximately $2.2 million in the first quarter of 2006, and the amortization of intangibles acquired in this transaction added $.7 million to expense for the current year’s period. Personnel expense increased 13%, or $5.1 million, in total, including approximately $1.2 million for the Destin staff. Compensation expense under management incentive programs in the first quarter of 2006 was up $2.1 million compared to the year-earlier period, mainly on revised expectations about the performance factors for unvested performance-based stock grants. As noted earlier, Whitney expensed $2.5 million of disaster-related costs and operating losses in the first quarter of 2006.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES
Loan Portfolio Developments
Total loans decreased $72 million, or 1%, from year-end 2005 to the end of 2006’s first quarter, and were up 15%, or $847 million, from the end of 2005’s first quarter. Whitney acquired a $390 million loan portfolio with Destin Bank in April 2005. Table 1 shows loan balances by type of loan at March 31, 2006 and at the end of the four prior quarters. The following discussion provides a brief overview of the composition of the different portfolio segments and the customers served in each as well as recent changes.

TABLE 1. LOANS
	2006	2005
(dollars in thousands)	March 31	December 31	September 30	June 30	March 31
Commercial, financial and
agricultural	$2,595,056	$2,685,894	$2,614,414	$2,506,878	$2,355,929
Real estate - commercial,
construction and other	2,780,340	2,743,486	2,684,353	2,637,708	2,273,158
Real estate -
residential mortgage	771,547	774,124	790,823	779,178	676,250
Individuals	341,696	357,093	373,033	360,861	336,694
Total loans	$6,488,639	$6,560,597	$6,462,623	$6,284,625	$5,642,031

The portfolio of commercial loans, other than those secured by real property, decreased 3%, or $91 million, between year-end 2005 and March 31, 2006, as loan repayments, including some seasonal reductions and the application of storm-related insurance proceeds, outweighed new advances during the period. This portfolio sector grew 10%, or $239 million, from the end of 2005’s first quarter, including approximately $36 million from the Destin Bank acquisition. Overall the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation and maritime construction, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2005.
Loans outstanding to oil and gas industry customers represented approximately 9% of total loans at March 31, 2006, little changed from the percentage at year-end 2005. The major portion of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities. With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years.
Outstanding balances under participations in larger shared-credit loan commitments totaled $360 million at the end of 2006’s first quarter, including approximately $99 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney’s market area.

The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used in commercial or industrial operations. This portfolio sector grew 1%, or $37 million, from December 31, 2005, and has increased 22%, or $507 million, since the end of the first quarter of 2005. The Destin Bank acquisition added approximately $240 million to this category in 2005, with construction and real estate development loans making up over three quarters of the total. Whitney continues to develop new business in this highly competitive sector throughout its market area in addition to financing new projects for its established customer base.  The more recent activity in this portfolio sector has been driven by condominium and apartment projects and single-family residential development, particularly in the eastern Gulf Coast region, and by the development of retail, office and industrial properties by customers throughout Whitney’s market area. The future pace of new real estate project financing will reflect the level of confidence by Whitney and its customers in the sustainability of favorable economic conditions. The rate of portfolio growth in a given period will also be affected by the refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.
The residential mortgage loan portfolio was essentially stable from the end of 2005 to March 31, 2006, but was up 14%, or $95 million, from a year earlier. Growth in this category has mostly come from acquisitions. Whitney continues to sell most conventional residential mortgage loan production in the secondary market.
Loans to individuals include various consumer installment and credit line products. Storm-related factors are evident in the decrease in this portfolio category since September 30, 2005, including the application of insurance proceeds and some reduction in credit demand associated with the ongoing disruption of normal routines for individuals from the most affected areas.

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
Management’s evaluation of credit risk in the loan portfolio is ultimately reflected in the estimate of probable losses inherent in the portfolio that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this evaluation over time are reflected in the provision for loan losses charged to expense. The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.

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

Management’s Assessment of Storms’ Impact on Credit Quality
Management has been confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the 2005 storms on credit quality and inherent losses. Based on information as of March 31, 2006, management had estimated that loans to customers with some level of operations in or resident in the impacted areas totaled $2.2 billion, with over 80% in commercial and commercial real estate loans. By March 31, 2006, loan officers had made individual assessments of the immediate and near-term impact of the storms on a substantial number of commercial and commercial real estate customers in the affected areas and had initiated risk rating changes as needed, with confirmation of the conclusions by the credit review function. The results from this large-scale review were extrapolated to the portion of the storm-impacted portfolio not reviewed, mainly consisting of relatively low-balance credits.
The detailed review process applied to commercial and commercial real estate loans was not logistically feasible for the residential mortgage and consumer credit components of the storm-impacted portfolio, which was estimated to total $260 million as of March 31, 2006. These portfolios were segmented using risk characteristics such as credit scores and the type of collateral securing the loans, if any. Management assumed different levels of storm-related credit deterioration for the various segments and applied incremental loss factors to loans totaling approximately $105 million out of the total identified for the storm-impacted portfolio.
Because the disaster-recovery process will be lengthy and the long-term economic impact will remain unclear for some time, management will continue its process for assessing the storms’ impact on credit quality until the significant remaining uncertainties are resolved. With additional information, management’s estimate of the storms’ impact on loan losses will be refined, and any related revisions in the allowance calculation will be reflected in the provision for loan losses as they occur.

Credit Quality Statistics and Components of Allowance for Loan Losses
Table 2 provides information on nonperforming loans and other nonperforming assets at March 31, 2006 and at the end of the previous four quarters. Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment. The allowance for impaired loans increased by $2.4 million between December 31, 2005 and March 31, 2006, of which approximately $2.0 million was attributable to storm-impacted credits. Overall there have been no significant trends related to industries or markets underlying the changes in nonperforming assets.

TABLE 2. NONPERFORMING ASSETS
	2006	2005
(dollars in thousands)	March 31	December 31	September 30	June 30	March 31
Loans accounted for on a nonaccrual basis	$65,494	$65,565	$43,763	$18,521	$21,912
Restructured loans	28	30	30	32	36
Total nonperforming loans	65,522	65,595	43,793	18,553	21,948
Foreclosed assets and surplus property	652	1,708	794	1,014	2,547
Total nonperforming assets	$66,174	$67,303	$44,587	$19,567	$24,495
Loans 90 days past due still accruing	$3,956	$13,728	$5,358	$3,185	$1,559
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	1.02%	1.03%	.69%	.31%	.43%
Allowance for loan losses to
nonperforming loans	136	137	208	317	246
Loans 90 days past due still accruing to loans	.06	.21	.08	.05	.03

During the first quarter of 2006, there was a $17 million decrease in the total of loans criticized through the internal credit risk classification process. Criticized loans at March 31, 2006 included $19 million of loans whose full repayment is in doubt, including one $12 million storm-impacted credit. The total for this rating classification was down $1 million from year-end 2005. Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected increased a net $5 million during the current quarter, to a total of $144 million at March 31, 2006. Loans warranting special attention totaled $99 million at March 31, 2006, down $20 million from December 31, 2005. The allowance determined for criticized loans at March 31, 2006, other than those separately evaluated for impairment, decreased $.5 million from that determined at year-end 2005. With additional information, management was able to reduce by $1.4 million the allowance with respect to unidentified criticized loans and other rating downgrades that were estimated by extrapolation from the results of the ongoing storm-impact reviews.
Before adjustment for management’s assessment of the storms’ impact, the allowance for loans with average or better credit quality ratings and loans not subject to individual rating decreased $.9 million from year-end 2005 to March 31, 2006. Management’s storm-impact assessment reduced the allowance for these components of the portfolio by approximately $1.4 million, mainly related to unsecured consumer loans.

The overall allowance determined as of March 31, 2006 was $.8 million less than the allowance at year-end 2005. The net change included approximately $1.0 million added to the allowance related to management’s relative assessment of economic and other qualitative risk factors between these dates.
Table 3 compares first quarter activity in the allowance for loan losses for 2006 with the comparable period of 2005.

TABLE 3. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	Three Months Ended
	March 31
(dollars in thousands)	2006	2005
Balance at the beginning of period	$90,028	$54,345
Provision for loan losses charged to operations	2,000	1,500
Loans charged to the allowance:
Commercial, financial and agricultural	(1,409)	(2,775)
Real estate - commercial, construction and other	(1,325)	(57)
Real estate - residential mortgage	(278)	(154)
Individuals	(617)	(690)
Total charge-offs	(3,629)	(3,676)
Recoveries of loans previously charged off:
Commercial, financial and agricultural	347	1,092
Real estate - commercial, construction and other	82	142
Real estate - residential mortgage	104	113
Individuals	277	404
Total recoveries	810	1,751
Net charge-offs	(2,819)	(1,925)
Balance at the end of period	$89,209	$53,920
Ratios:
Annualized net charge-offs to average loans	.17%	.14%
Annualized gross charge-offs to average loans	.22	.26
Recoveries to gross charge-offs	22.32	47.63
Allowance for loan losses to loans at period end	1.37	.96

INVESTMENT SECURITIES
The investment securities portfolio balance increased by $84 million, or 5%, from year-end 2005 to March 31, 2006. Average investment securities decreased 14%, or $278 million, from the first quarter of 2005 to 2006’s first quarter. The composition of the average portfolio of investment securities and effective yields are shown in Table 7.
The mix of investments in the portfolio did not change significantly in the first quarter of 2006. The duration of the overall investment portfolio was 3.1 years at March 31, 2006, and would extend to 3.7 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model. Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates. At December 31, 2005, the portfolio’s estimated duration was 3.0 years.
Securities available for sale made up the bulk of the total investment portfolio at March 31, 2006. Gross unrealized losses on securities available for sale totaled $43 million at March 31, 2006 and were mainly related to mortgage-backed securities and certain longer-maturity U. S. government agency securities. The gross losses represented approximately 3% of the total amortized cost of the underlying securities. Substantially all the unrealized losses at March 31, 2006 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no value impairment related to credit quality in the portfolio, and no value impairment was evaluated as other than temporary.

The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Deposits at March 31, 2006 were up 1%, or $79 million, from the level at year-end 2005. Compared to March 31, 2005, deposits were up 29%, or $1.96 billion. The Destin Bank locations acquired in April 2005 held approximately $286 million in deposits at March 31, 2006. As discussed earlier in the “Overview” section, there was a rapid accumulation of deposits in the months following the storms. Table 4 presents the composition of deposits at March 31, 2006 and at the end of the previous four quarters. The composition of average deposits and the effective yields on interest-bearing deposits for the first quarter of 2006 and the fourth and first quarters of 2005 are presented in Table 7 below.

TABLE 4. DEPOSIT COMPOSITION
	2006		2005
(dollars in thousands)	March 31		December 31		September 30		June 30		March 31
Noninterest-bearing
demand deposits	$3,189,552	37%	$3,301,227	38%	$2,668,493	36%	$2,301,989	32%	$2,165,751	32%
Interest-bearing deposits:
NOW account deposits	1,090,894	12	1,116,000	13	917,861	12	883,453	12	861,389	13
Money market deposits	1,095,554	13	1,103,510	13	1,146,188	15	1,204,013	17	1,190,772	18
Savings deposits	1,214,840	14	1,120,078	13	847,628	11	803,076	11	771,547	11
Other time deposits	716,833	8	717,938	8	728,539	10	754,315	11	677,509	10
Time deposits
$100,000 and over	1,376,103	16	1,246,083	15	1,170,212	16	1,222,390	17	1,054,118	16
Total interest-bearing	5,494,224	63	5,303,609	62	4,810,428	64	4,867,247	68	4,555,335	68
Total	$8,683,776	100%	$8,604,836	100%	$7,478,921	100%	$7,169,236	100%	$6,721,086	100%

    The post-storm influx of deposits was concentrated in noninterest-bearing and certain other lower-cost deposit products, which helped maintain the Company’s favorable mix of deposit funds. Noninterest-bearing demand deposits increased to 37% of total deposits at March 31, 2006 from 32% a year earlier, and total lower-cost deposits, which exclude time deposits, made up nearly three-quarters of deposits at the end of each period. Noninterest-bearing demand deposits increased 47%, or $1.02 billion, since March 31, 2005, with $888 million coming since the end of the second quarter of 2005. The movement of some of these funds into interest-bearing products contributed to a 3% decrease in this deposit category from year-end 2005 to March 31, 2006. Lower-cost interest-bearing deposits at March 31, 2006 were up 20%, or $578 million, from the end of 2005’s first quarter. Growth subsequent to June 30, 2005 totaled $511 million, including $62 million during the first quarter of 2006, with growth in personal savings accounts the most significant component. At March 31, 2006, the Destin Bank locations held approximately $195 million in total lower-cost deposits.

    Higher-cost time deposits at March 31, 2006 were up 7%, or $129 million, compared to year-end 2005, and 21%, or $361 million, compared to March 31, 2005. Time deposits at the acquired Destin Bank locations totaled approximately $91 million at March 31, 2006. Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes. Whitney has attracted these funds partly as an alternative to other short-term borrowings. Customers held $611 million of funds in treasury-management deposit products at March 31, 2006, up $107 million from December 31, 2005 and $235 million from a year earlier. Public fund time deposits totaled approximately $197 million at the end of the first quarter of 2006, which was up approximately $25 million from both year-end 2005 and March 31, 2005.
    Short-term and other borrowings at March 31, 2006 were up $86 million from year-end 2005. The main source of short-term borrowings continues to be the sale of securities under repurchase agreements to customers using Whitney’s treasury management sweep product. The total of borrowings from customers under repurchase agreements increased $127 million since the end of 2005, including the movement of some funds from noninterest-bearing demand and other lower-cost deposit categories.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $981 million at March 31, 2006, which was an increase of $20 million from the end of 2005. For the first quarter of 2006, the Company retained $19 million of earnings, net of dividends declared, and recognized $8 million in additional equity from activity in stock-based compensation plans for employees and directors, including option exercises. These additions to capital were partly offset by an $8 million decrease in other comprehensive income representing an unrealized net holding loss on securities available for sale during the period. The Company declared a dividend for the first quarter of 2006 that represented a payout totaling 47% of earnings for the period, compared to a 49% payout ratio in 2005’s first quarter and 60% for the full year in 2005.
The ratios in Table 5 indicate that the Company remained strongly capitalized at March 31, 2006. The increase in regulatory capital and a decrease in risk-weighted assets compared to year-end 2005 led to higher regulatory capital ratios at the end of the current quarter. The lack of growth in risk-weighted assets from the end of 2005 reflected mainly the reduction in loans and a significant increase in short-term investments with a zero risk weighting. The acquisition of First National Bancshares, Inc. for cash and stock in April 2006 will lower the Company’s regulatory capital ratios over the near term compared to the level at March 31, 2006, but all ratios are expected to remain well above regulatory minimums.

TABLE 5. RISK-BASED CAPITAL AND CAPITAL RATIOS
	March 31	December 31
(dollars in thousands)	2006	2005
Tier 1 regulatory capital	$795,511	$765,881
Tier 2 regulatory capital	89,749	90,608
Total regulatory capital	$885,260	$856,489
Risk-weighted assets	$7,717,111	$7,746,046
Ratios
Leverage (Tier 1 capital to average assets)	7.99%	8.21%
Tier 1 capital to risk-weighted assets	10.31	9.89
Total capital to risk-weighted assets	11.47	11.06
Shareholders’ equity to total assets	9.52	9.51

The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

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
Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization.
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The earlier “Overview” section and the section above on “Deposits and Borrowings” discuss changes in these liability-funding sources in the first quarter of 2006.
As noted earlier, the Bank experienced a rapid accumulation of deposits in the months following the storms, and these funds have for the most part been retained through the end of the first quarter of 2006. After first reducing short-term wholesale borrowings, Whitney has invested most of the accumulated funds in short-term liquidity management securities. Although management expects the balances accumulated by deposit customers in the storm-affected areas to reduce over time, it is difficult to predict when and to what degree, and there will likely be some further storm-related deposit inflows as remaining insurance claims are resolved and additional disaster-recovery funds are distributed. Management continues to monitor changes in this portion of the deposit base as part of its liquidity management process.
Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2006 and 2005.

At March 31, 2006, Whitney Holding Corporation had approximately $76 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases, or other corporate uses, before consideration of any future dividends that may be received from the Bank. The dividend payable at March 31, 2006 totaled $13 million. On April 13, 2006, Whitney completed its acquisition of First National Bancshares, Inc. for stock and cash with a total value of approximately $116 million. The cash component of the purchase price totaled approximately $41 million.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2005. The most significant obligations included operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses. As of March 31, 2006, the Bank had entered into operating leases for two new bank branches as well as for space needed to implement initiatives to make Whitney’s operations more resilient in the face of natural disasters of any type. Also in connection with these initiatives, the Bank had contracted to purchase or lease new equipment and related software. Obligations under the facility leases total approximately $7 million to be paid over terms ranging from three to twenty years. Other contractual obligations total approximately $5 million, of which $3 million will be paid over three years. Management expects that most of the funds needed to repair or replace banking premises and equipment damaged or destroyed by the storms that struck in the summer of 2005 will be provided by insurance.

OFF-BALANCE SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments. Table 6 schedules these commitments as of March 31, 2006 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6. CREDIT-RELATED COMMITMENTS
(in thousands)	Commitments expiring by period from March 31, 2006
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Loan commitments - revolving	$1,925,487	$1,429,025	$332,849	$157,524	$6,089
Loan commitments - nonrevolving	565,825	363,235	202,590	-	-
Credit card and personal credit lines	527,141	527,141	-	-	-
Standby and other letters of credit	390,826	339,662	51,164	-	-
Total	$3,409,279	$2,659,063	$586,603	$157,524	$6,089

Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Many such commitments are used only partially or, in some cases, not at all before they expire. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates, and many lines remain partly or wholly unused. Unfunded balances on revolving loan commitments and credit lines should not be used to project actual future liquidity requirements. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Expectations about the level of draws under all credit-related commitments are incorporated into the Company’s liquidity and asset/liability management models.

Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors. The Bank has historically had minimal calls to perform under standby agreements.

ASSET/LIABILITY MANAGEMENT
The objective of the Company’s asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at the end of 2006’s first quarter indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2005. Based on these simulations, annual net interest income (TE) would be expected to increase $28.5 million, or 5.7%, and decrease $30.1 million, or 6.0%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and assumes a stable rate environment and structure. The comparable simulation run at year-end 2005 produced results that ranged from a positive impact on net interest income (TE) of $28.9 million, or 6.2%, to a negative impact of $31.9 million, or 6.8%. The actual impact that changes in interest rates have on net interest income will depend on many factors. These include Whitney’s ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes and corresponding movement in interest rate spreads and the level of success of asset/liability management strategies implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the first quarter of 2006 increased $24.8 million, or 28%, compared to the first quarter of 2005. Average earning assets were 22% higher in the first quarter of 2006 and the net interest margin (TE) improved 24 basis points to 5.02% from the year-earlier period. The net interest margin (TE) is net interest income (TE) as a percent of average earning assets. The most important factors behind the increase in net interest income between these periods were loan growth, including growth through acquisitions, higher short-term market interest rates, growth in lower-cost funding sources and the continued active management of the pricing structure for both loans and deposits. First quarter net interest income (TE) in 2006 was $6.8 million, or 6%, higher than in the 2005’s fourth quarter on a 9% increase in average earning assets between these periods. The net interest margin for the current quarter was little changed from the 5.03% margin in 2005’s fourth quarter. Tables 7 and 8 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
Average total loans, which in Table 7 include loans held for sale, were up 17%, or $944 million, for the quarter as compared to the first quarter of 2005, with approximately 8%, or $440 million, associated with the Destin Bank acquisition in April 2005. Rising benchmark rates for the large variable-rate segment of Whitney’s loan portfolio led to an increase of 112 basis points in loan yields (TE) for the first quarter of 2006 as compared to 2005’s first quarter and 33 basis points as compared to the fourth quarter of 2005. The yield on the largely fixed-rate investment portfolio is less responsive to changes in market rates and the investment portfolio yield (TE) has fluctuated within a narrow range from the first quarter of 2005 through the current year’s first quarter, increasing 7 basis points between these periods. The overall earning asset yield increased 76 basis points between the first quarters of 2005 and 2006 and was up 11 basis points in the current period from the fourth quarter of 2005. The increase in the overall earning asset yield was restrained by a shift in the mix of assets to lower-yielding short-term investments with the deployment of funds from the post-storm deposit build-up. Liquidity-management investments increased to 11% of earning assets in the current period as compared to 3% in 2005’s fourth quarter and less than 1% in the first quarter of 2005. Loans comprised 71% of average earning assets for the first quarter of 2006, down from 77% in the fourth quarter of 2005 and 74% in the year-earlier quarter.
Earning asset growth for the first quarter of 2006 as compared to the first quarter of 2005 was funded primarily by an increase in average deposits of 30%, or $1.95 billion, with much of the deposit increase coming from the rapid accumulation of lower-cost deposits following 2005’s late summer storms. The percentage of earning assets funded by noninterest-bearing deposits was 35% for the current quarter, up from 28% in 2005’s first quarter. Higher-cost sources of funds, which include time deposits and short-term borrowings, decreased to 27% of average earning assets in the most recent quarter from 30% in the first quarter of 2005.

TABLE 7. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND INTEREST RATES

(dollars in thousands)	First Quarter 2006			Fourth Quarter 2005			First Quarter 2005
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$6,545,179	$113,745	7.05%	$6,566,241	$111,257	6.72%	$5,601,179	$81,887	5.93%

Mortgage-backed securities	1,098,376	12,184	4.44	1,064,565	11,534	4.33	1,310,291	14,210	4.34
U.S. agency securities	293,754	2,515	3.42	290,538	2,380	3.28	296,511	2,368	3.19
U.S. Treasury securities	49,374	348	2.86	48,187	355	2.92	87,317	812	3.77
Obligations of states and political
subdivisions (TE)	227,447	3,464	6.09	228,558	3,481	6.09	249,000	3,909	6.28
Other securities	32,516	451	5.55	38,013	492	5.18	36,677	418	4.56
Total investment in securities	1,701,467	18,962	4.46	1,669,861	18,242	4.37	1,979,796	21,717	4.39
Federal funds sold and
short-term investments	1,002,586	10,792	4.37	288,420	2,965	4.08	16,526	99	2.43
Total earning assets	9,249,232	$143,499	6.28%	8,524,522	$132,464	6.17%	7,597,501	$103,703	5.52%
NONEARNING ASSETS
Other assets	1,004,021			1,107,393			682,828
Allowance for loan losses	(90,568)			(92,126)			(54,954)
Total assets	$10,162,685			$9,539,789			$8,225,375

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,091,412	$1,563.58%		$972,215	$1,342.55%		$890,727	$963.44%
Money market deposits	1,107,573	4,260	1.56	1,134,159	3,499	1.22	1,237,536	2,213.73
Savings deposits	1,182,995	2,906	1.00	971,406	2,215.90		734,874	827.46
Other time deposits	717,317	4,446	2.51	722,449	3,855	2.12	687,019	2,352	1.39
Time deposits $100,000 and over	1,252,144	11,097	3.59	1,219,056	9,789	3.19	932,905	4,353	1.89
Total interest-bearing deposits	5,351,441	24,272	1.84	5,019,285	20,700	1.64	4,483,061	10,708.97
Short-term and other borrowings	531,655	4,483	3.42	507,708	3,857	3.01	675,917	3,062	1.84
Total interest-bearing liabilities	5,883,096	$28,755	1.98%	5,526,993	$24,557	1.76%	5,158,978	$13,770	1.08%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	3,191,113			2,954,545			2,109,940
Other liabilities	113,020			105,672			69,398
Shareholders' equity	975,456			952,579			887,059
Total liabilities and
shareholders' equity	$10,162,685			$9,539,789			$8,225,375

Net interest income and margin (TE)		$114,744	5.02%		$107,907	5.03%		$89,933	4.78%
Net earning assets and spread	$3,366,136		4.30%	$2,997,529		4.41%	$2,438,523		4.44%
Interest cost of funding earning assets			1.26%			1.14%			.74%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $65,386, $44,742 and $21,949, respectively, in the first quarter of 2006 and the fourth and first quarters of 2005.

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	First Quarter 2006 Compared to:
	Fourth Quarter 2005			First Quarter 2005
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$(505)	$2,993	$2,488	$15,029	$16,829	$31,858

Mortgage-backed securities	371	279	650	(2,343)	317	(2,026)
U.S. agency securities	27	108	135	(22)	169	147
U.S. Treasury securities	4	(11)	(7)	(298)	(166)	(464)
Obligations of states and political
subdivisions (TE)	(17)	-	(17)	(331)	(114)	(445)
Other securities	(74)	33	(41)	(51)	84	33
Total investment securities	311	409	720	(3,045)	290	(2,755)
Federal funds sold and
short-term investments	7,611	216	7,827	10,552	141	10,693
Total interest income (TE)	7,417	3,618	11,035	22,536	17,260	39,796

INTEREST EXPENSE
NOW account deposits	148	73	221	246	354	600
Money market deposits	(90)	851	761	(260)	2,307	2,047
Savings deposits	472	219	691	707	1,372	2,079
Other time deposits	(31)	622	591	108	1,986	2,094
Time deposits $100,000 and over	229	1,079	1,308	1,859	4,885	6,744
Total interest-bearing deposits	728	2,844	3,572	2,660	10,904	13,564
Short-term and other borrowings	162	464	626	(777)	2,198	1,421
Total interest expense	890	3,308	4,198	1,883	13,102	14,985
Change in net interest income (TE)	$6,527	$310	$6,837	$20,653	$4,158	$24,811

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

The improved funding mix and Whitney’s continued active management of the rate structure for its deposit products softened the impact of upward pressure on funding costs due to rising short-term market rates and competitive pricing for financial products. The overall cost of funds for the current year’s first quarter was up 52 basis points from the first quarter of 2005 and 12 basis points from 2005’s fourth quarter. The rate on lower-cost interest-bearing deposits increased 48 basis points from the first quarter of 2005 to the first quarter of 2006 and 14 basis points from 2005’s fourth quarter. Rates paid on higher-cost sources of funds are most sensitive to market rate changes, reflecting in part the cost of attracting public funds and excess liquidity from certain corporate and private banking customers. The rate on higher-cost funding sources in 2006’s first quarter was up 152 basis points from the year-earlier period and was 42 basis points higher than in the fourth quarter of 2005. Whitney’s ability to maintain a favorable mix and cost of funding sources over the longer term will depend on, among other factors, its continued success in retaining and growing the deposit base in a highly competitive environment and in managing its deposit-pricing structure as rates change on alternative financial products.

PROVISION FOR LOAN LOSSES
Whitney provided $2.0 million for loan losses in the first quarter of 2006, compared to a $1.5 million provision in the first quarter of 2005. Net charge-offs totaled $2.8 million in the first quarter of 2006, compared to net charge-offs of $1.9 million in the first quarter of 2005.
For a more detailed discussion of changes in the allowance for loans losses, nonperforming assets and general credit quality, see the earlier section on “Loans, Credit Risk Management and Allowance for Loan Losses.” The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
Noninterest income totaled $21.2 million for the first quarter of 2006, down 1% from the first quarter of 2005. Excluding the incremental revenue contributed by Destin Bank, there would have been a decrease of 6%, or approximately $1.2 million.
Deposit service charge income decreased 19%, or $1.5 million in total, compared to the first quarter of 2005. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.
Charges earned on specific transactions and services were down $.7 million compared to the first quarter of 2005, substantially all related to fees for items returned for insufficient funds and for overdrafts. Although broad trends in how customers execute transactions have been reducing charging opportunities, the decrease in fees for the first quarter of 2006 was for the most part a function of the higher deposit account balances maintained after the storms by customers from the areas most impacted.
Account maintenance fees for business customers in the first quarter of 2006 were down 26%, or $.4 million, compared to 2005’s first quarter. The most important factor was the earnings credit allowed against service charges on certain business deposit accounts that has increased with the rise in short-term market rates between these periods and the higher level of liquidity in the deposit base. Higher account balances were also a factor behind the $.4 million reduction in personal account service charges between the first quarters of 2006 and 2005.

Bank card fees, both credit and debit cards, increased a combined 31%, or $.8 million, compared to 2005’s first quarter, mainly reflecting higher transaction volumes. Trust service fees increased 7% compared to the first quarter of 2005, with contributions from both business development efforts and new funds held for existing customers.
Fee income from Whitney’s secondary mortgage market operations was up $.7 million in the first quarter of 2006. Home loan production was up moderately compared to 2005’s first quarter and most remaining storm-related processing delays were resolved during the current quarter.
The categories comprising other noninterest income decreased a net $.3 million compared to the first quarter of 2005 when Whitney received a $1.0 million distribution from the sale of an electronic transaction network in which the Bank was a member. Fees from insurance and investment brokerage services grew $.6 million in the first quarter of 2006, with $.4 million contributed by the Destin acquisition, and most other fee categories showed improved results from the year-earlier period.

NONINTEREST EXPENSE
Total noninterest expense of $79.1 million in the first quarter of 2006 was 19%, or $12.8 million, higher than the total for the year-earlier period. Incremental operating costs associated with Destin Bank totaled approximately $2.2 million in the first quarter of 2006, and the amortization of intangibles acquired in this transaction added $.7 million to expense for the current year’s period.
During the first quarter of 2006, Whitney expensed $2.5 million of disaster-related costs and operating losses for which insurance reimbursement may not be available. The Company has worked diligently to revise its disaster recovery plans and operating arrangements before the start of the 2006 hurricane season to address what shortcomings were exposed during this unprecedented crisis. In addition, management is developing longer-range plans designed to make Whitney’s operations more resilient, with less exposure of critical operations to disasters of any type. These initiatives have lead to some recurring increases in operating expense beginning with the first quarter of 2006, such as for telecommunications, but they should also significantly reduce the direct and indirect costs associated with future natural disasters. Management’s initiatives were developed with the understanding that the terms of its insurance coverage for casualty losses and disaster-response costs will likely be tightened and that the cost of the coverage could increase sharply in the short-term.
Personnel expense represented more than half of the Company’s noninterest expense in each period and was the major factor in fluctuations from year to year. Employee compensation increased 15%, or $4.5 million, and the cost of employee benefits was up 7%, or $.5 million.
Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 9%, or $2.4 million, including approximately $1.0 million for the Destin staff. Compensation expense associated with management incentive programs increased by $2.1 million in the first quarter of 2006 compared to the year-earlier period, mainly related to revised expectations about the multi-year performance factors to be applied to performance-based restricted stock grants.
Higher costs of providing pension and retiree health benefits accounted for $.3 million of the total increase in employee benefits in the first quarter of 2006. The annual increase in expense for these retirement benefits in 2006 is expected to be approximately $1.5 million.

The cost of acquired operations, de novo branch expansion and higher energy costs were the main factors behind the 15%, or $.8 million, increase in net occupancy expense in 2006’s first quarter compared to the first quarter of 2005.
Equipment and data processing expense was essentially unchanged in the first quarter of 2006 compared to 2005’s first quarter. The cost of acquired operations and expenses added for planned upgrades to systems and equipment, new applications and de novo branch expansion were offset by expense reductions, including those related to the phase-in of an ATM outsourcing contract during 2005 and storm-related facility closures.
The expense categories included in other noninterest expense were up $5.6 million on a combined basis compared to the first quarter of 2005, including $2.5 million of disaster-related costs and operating losses and $.3 million from acquired operations. The total for the first quarter of 2006 also included an additional $.8 million for the ATM outsourcing contract and $.6 million for expanded marketing activities in the current year.

INCOME TAXES
The Company provided for income tax expense at an effective rate of 32.2% in the first quarter of 2006 compared to a rate of 31.6% in 2005’s first quarter. Whitney’s effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 2 of this Form 10-Q and is incorporated here by reference.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this quarterly report are effective.
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    None

Item 1A. RISK FACTORS

There has been no material change in the risk factors previously disclosed under Item 1A of Part I of the Company’s annual report on From 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 2006	3,603 (2)	$33.39	-	-
February 2006	-	-	-	-
March 2006	-	-	-	-

                        (1) No repurchase plans were in effect during the first quarter of 2006.
                        (2) Represents shares that were tendered to the Company as consideration for the exercise price of employee stock options.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Item 5. OTHER INFORMATION

    None

Item 6. EXHIBITS

    The exhibits listed on the accompanying Exhibit Index, located on page 39, are filed (or furnished, as applicable) as part of this report. The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITNEY HOLDING CORPORATION
       (Registrant)

By:  /s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

May 10, 2006
Date

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1
Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2003 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10
Notice of executive officers’ eligibility to participate in the Company’s Executive Compensation Plan for fiscal year 2006 (filed on March 27, 2006 as Item 1.01 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
CERTIFICATION

I, William L. Marks, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2006 of Whitney Holding Corporation;
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
4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
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
(c)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)  disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ William L. Marks
    William L. Marks
    Chief Executive Officer
    Date: May 10, 2006

Exhibit 31.2
CERTIFICATION

I, Thomas L. Callicutt, Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2006 of Whitney Holding Corporation;
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
4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
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
(c)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)  disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Thomas L. Callicutt, Jr.
          Thomas L. Callicutt, Jr.
          Chief Financial Officer
          Date: May 10, 2006

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned officers of Whitney Holding Corporation (the Company), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge, that

    (1) the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2006	By: /s/ William L. Marks
William L. Marks
Chairman of the Board and
Chief Executive Officer

Dated: May 10, 2006	By: /s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Executive Vice President and
Chief Financial Officer