Form 10-Q
period 2006-06-30
WHITNEY HOLDING CORP
filed 2006-08-09
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006	Commission file number 0-1026

WHITNEY HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana	72-6017893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 St. Charles Avenue
New Orleans, Louisiana 70130
(Address of principal executive offices)

(504) 586-7272
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓	Accelerated filer __	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No ✓

As of July 31, 2006, 65,782,632 shares of the registrant’s no par value common stock were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30	December 31
(dollars in thousands)	2006	2005

ASSETS
Cash and due from financial institutions	$335,158	$554,827
Federal funds sold and short-term investments	777,310	805,758
Loans held for sale	29,189	46,678
Investment securities
Securities available for sale	1,598,221	1,413,763
Securities held to maturity, fair values of $220,021 and $228,027, respectively	223,898	227,688
Total investment securities	1,822,119	1,641,451
Loans, net of unearned income	6,860,746	6,560,597
Allowance for loan losses	(80,715)	(90,028)
Net loans	6,780,031	6,470,569

Bank premises and equipment	170,956	151,978
Goodwill	292,297	204,089
Other intangible assets	28,867	26,304
Accrued interest receivable	44,640	52,808
Other assets	147,149	154,544
Total assets	$10,427,716	$10,109,006

LIABILITIES
Noninterest-bearing demand deposits	$3,087,502	$3,301,227
Interest-bearing deposits	5,536,159	5,303,609
Total deposits	8,623,661	8,604,836

Short-term and other borrowings	591,606	433,350
Accrued interest payable	14,531	10,538
Accrued expenses and other liabilities	125,154	99,239
Total liabilities	9,354,952	9,147,963

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 65,998,492 and 63,657,059 shares, respectively	2,800	2,800
Capital surplus	334,915	250,174
Retained earnings	779,328	738,655
Accumulated other comprehensive loss	(36,977)	(21,223)
Treasury stock at cost - 244,895 and 316,575 shares, respectively	(7,302)	(9,363)
Total shareholders' equity	1,072,764	961,043
Total liabilities and shareholders' equity	$10,427,716	$10,109,006
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share data)	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$124,710	$94,170	$238,160	$175,911
Interest and dividends on investment securities
Taxable securities	16,856	17,235	32,354	35,043
Tax-exempt securities	2,320	2,404	4,572	4,945
Interest on federal funds sold and short-term investments	12,313	194	23,105	293
Total interest income	156,199	114,003	298,191	216,192
INTEREST EXPENSE
Interest on deposits	29,579	15,095	53,851	25,803
Interest on short-term and other borrowings	5,371	4,339	9,854	7,401
Total interest expense	34,950	19,434	63,705	33,204
NET INTEREST INCOME	121,249	94,569	234,486	182,988
PROVISION FOR LOAN LOSSES	1,000	1,500	3,000	3,000
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	120,249	93,069	231,486	179,988
NONINTEREST INCOME
Service charges on deposit accounts	6,965	8,551	13,482	16,591
Bank card fees	3,872	2,981	7,358	5,641
Trust service fees	2,775	2,452	5,295	4,808
Secondary mortgage market operations	1,332	1,379	2,952	2,335
Other noninterest income	6,299	6,780	13,332	14,159
Securities transactions	-	68	-	68
Total noninterest income	21,243	22,211	42,419	43,602
NONINTEREST EXPENSE
Employee compensation	35,545	33,724	70,983	64,645
Employee benefits	8,893	8,417	17,729	16,707
Total personnel	44,438	42,141	88,712	81,352
Net occupancy	6,967	5,607	12,913	10,794
Equipment and data processing	4,934	4,606	9,198	8,880
Telecommunication and postage	2,579	2,264	5,246	4,326
Corporate value and franchise taxes	2,252	1,951	4,396	3,905
Legal and other professional services	2,753	1,830	4,264	3,381
Amortization of intangibles	2,631	2,087	4,886	3,716
Other noninterest expense	16,139	11,896	32,178	22,289
Total noninterest expense	82,693	72,382	161,793	138,643
INCOME BEFORE INCOME TAXES	58,799	42,898	112,112	84,947
INCOME TAX EXPENSE	19,386	13,577	36,550	26,870
NET INCOME	$39,413	$29,321	$75,562	$58,077
EARNINGS PER SHARE
Basic	$.61	$.47	$1.18	$.95
Diluted	.60	.46	1.16	.93
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	64,890,893	62,004,132	63,868,697	61,289,967
Diluted	66,197,108	63,076,155	65,080,031	62,340,266
CASH DIVIDENDS PER SHARE	$.27	$.25	$.54	$.48
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
				Accumulated
				Other
(dollars in thousands,	Common	Capital	Retained	Comprehensive	Treasury
except per share data)	Stock	Surplus	Earnings	Loss	Stock	Total
Balance at December 31, 2004	$2,800	$238,426	$697,977	$(2,963)	$(31,475)	$904,765
Comprehensive income:
Net income	-	-	58,077	-	-	58,077
Other comprehensive loss:
Unrealized net holding loss on
securities, net of reclassification
adjustments and taxes	-	-	-	(4,100)	-	(4,100)
Total comprehensive income	-	-	58,077	(4,100)	-	53,977
Cash dividends, $.48 per share	-	-	(30,016)	-	-	(30,016)
Stock acquired under repurchase program	-	-	-	-	(42,094)	(42,094)
Stock issued in business combination	-	(713)	-	-	57,838	57,125
Stock issued to dividend reinvestment plan	-	(56)	-	-	1,166	1,110
Long-term incentive plan stock activity:
Performance-based restricted stock	-	(3,337)	-	-	6,192	2,855
Stock options	-	5,631	-	-	864	6,495
Directors' compensation plan stock activity	-	1,064	-	-	302	1,366
Balance at June 30, 2005	$2,800	$241,015	$726,038	$(7,063)	$(7,207)	$955,583

Balance at December 31, 2005	$2,800	$250,174	$738,655	$(21,223)	$(9,363)	$961,043
Comprehensive income:
Net income	-	-	75,562	-	-	75,562
Other comprehensive loss:
Unrealized net holding loss on
securities, net of reclassification
adjustments and taxes	-	-	-	(15,754)	-	(15,754)
Total comprehensive income	-	-	75,562	(15,754)	-	59,808
Cash dividends, $.54 per share	-	-	(34,889)	-	-	(34,889)
Stock issued in business combination	-	75,129	-	-	-	75,129
Stock issued to dividend reinvestment plan	-	89	-	-	1,228	1,317
Long-term incentive plan stock activity:
Performance-based restricted stock & units	-	4,514	-	-	(563)	3,951
Stock options	-	4,097	-	-	127	4,224
Directors' compensation plan stock activity	-	912	-	-	1,269	2,181
Balance at June 30, 2006	$2,800	$334,915	$779,328	$(36,977)	$(7,302)	$1,072,764

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
(dollars in thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$75,562	$58,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	7,063	6,757
Amortization of purchased intangibles	4,886	3,716
Restricted stock compensation earned	6,162	5,184
Premium amortization (discount accretion) on securities, net	(1,739)	1,653
Provision for losses on loans and foreclosed assets	3,049	3,114
Net gains on asset sales	(322)	(1,822)
Deferred tax provision (benefit)	1,465	(835)
Net (increase) decrease in loans originated and held for sale	17,489	(26,555)
Net (increase) decrease in interest and other income receivable and prepaid expenses	10,972	(1,799)
Net increase in interest payable and accrued income taxes and expenses	21,403	894
Other, net	2,730	(1,652)
Net cash provided by operating activities	148,720	46,732
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	45,815	273,148
Proceeds from maturities of investment securities available for sale	130,073	204,351
Purchases of investment securities available for sale	(314,130)	(154,844)
Proceeds from maturities of investment securities held to maturity	7,189	11,630
Purchases of investment securities held to maturity	(3,505)	(13,675)
Net increase in loans	(25,182)	(269,337)
Net (increase) decrease in federal funds sold and short-term investments	31,319	(4,601)
Proceeds from sales of foreclosed assets and surplus property	1,882	7,225
Purchases of bank premises and equipment	(13,541)	(6,233)
Net cash paid in acquisitions	(33,992)	(39,228)
Other, net	7,228	294
Net cash provided by (used in) investing activities	(166,844)	8,730
FINANCING ACTIVITIES
Net decrease in transaction account and savings account deposits	(366,480)	(72,554)
Net increase in time deposits	66,670	189,760
Net increase (decrease) in short-term and other borrowings	126,221	(2,536)
Proceeds from issuance of common stock	6,074	7,536
Purchases of common stock	(3,165)	(48,349)
Cash dividends	(32,668)	(29,200)
Other, net	1,803	-
Net cash provided by (used in) financing activities	(201,545)	44,657
Increase (decrease) in cash and cash equivalents	(219,669)	100,119
Cash and cash equivalents at beginning of period	554,827	213,751
Cash and cash equivalents at end of period	$335,158	$313,870

Cash received during the period for:
Interest income	$302,705	$215,433

Cash paid during the period for:
Interest expense	$62,197	$31,817
Income taxes	7,500	27,693

Noncash investing activities:
Foreclosed assets received in settlement of loans	$687	$1,542

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

NOTE 2
UPDATE ON IMPACT OF NATURAL DISASTERS
Two strong hurricanes struck portions of Whitney’s service area during the third quarter of 2005. The following sections summarize the more significant continuing financial repercussions of these natural disasters for the Company and for its major subsidiary, Whitney National Bank (the Bank).

Credit Quality and Allowance for Loan Losses
      Relationship officers have closely monitored the performance of storm-impacted loan customers. Information provided by these officers and statistics on the performance of consumer credits were factored into management’s determination of the allowance for loan losses at June 30, 2006. Although the identification and initial evaluation of storm-impacted credits has been completed, management’s assessment of the storms’ impact is still subject to important uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the economic prospects of the storm-impact area as a whole. With the resolution of these uncertainties and the ongoing collection of information on individual customers and statistics on the consumer segment of the loan portfolio, the loss estimate will be revised as needed.

Disaster Response Costs, Casualty Losses, Business Interruption and Related Insurance
The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that require replacement, relocation or major renovation. Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. All significant disaster response costs had been incurred by the end of the second quarter of 2006 and included where appropriate in an insurance claim receivable based on management’s understanding of the underlying coverage. The bulk of costs to replace or renovate facilities will be incurred in future periods, and these will be included in the insurance claims as appropriate. Management projects that casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods; however, this is contingent upon reaching agreement with insurance carriers. An insurance claim receivable of $17.9 million was included in other assets at June 30, 2006. Whitney has expensed $8.4 million of storm-related disaster response costs and operating and casualty losses, of which $4.0 million was charged to operations during 2006, including $1.5 million in the second quarter.

NOTE 3
MERGERS AND ACQUISITIONS
On April 13, 2006, Whitney acquired First National Bancshares, Inc. of Bradenton, Florida (First National) and its subsidiary, 1st National Bank & Trust (1st National), which operates in the Tampa Bay area. 1st National had approximately $380 million in total assets, including a loan portfolio valued at $286 million, and $319 million in deposits at the acquisition date. The Company will merge 1st National into Whitney National Bank in July 2006 upon completion of systems-integration work. First National shareholders received 2.2 million shares of Whitney common stock and cash totaling $41 million, for a total transaction value of approximately $116 million. Applying purchase accounting to this transaction, the Company recorded goodwill of $88 million and a $7 million intangible asset for the estimated value of deposit relationships with a weighted-average life of 2.3 years. No other material adjustments were required to record First National’s assets and liabilities at fair value.
In April 2005, Whitney acquired Destin Bancshares, Inc. (Destin). Destin’s major subsidiary was Destin Bank, which operated ten banking centers in the Destin, Fort Walton Beach and Pensacola areas of the Florida panhandle, with approximately $540 million in total assets, including a loan portfolio of $390 million, and $440 million in deposits on the acquisition date. Destin Bank was merged into Whitney National Bank at the acquisition date. This transaction was valued at $115 million, with $58 million paid to Destin shareholders in cash and the remainder in Whitney stock totaling approximately 1.9 million shares (1.3 million shares before adjustment for the three-for-two stock split in May 2005). Intangible assets acquired in this transaction included $88 million of goodwill and $9 million assigned to the value of deposit relationships with an estimated weighted-average life of 3.0 years.
Whitney’s financial statements include the results from acquired operations since the acquisition dates.

NOTE 4
FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS

The balance of federal funds sold and short-term investments included the following:

	June 30	December 31
(in thousands)	2006	2005
Federal funds sold	$34,025	$304,500
U. S. Treasury bills	638,685	-
U. S. government agency discount notes	99,514	499,013
Other short-term interest-bearing investments	5,086	2,245
Total	$777,310	$805,758

Federal funds were sold on an overnight basis. The U. S. Treasury bills and government agency discount notes have maturities of less than three months.

NOTE 5
LOANS

The composition of the Company’s loan portfolio was as follows:

	June 30		December 31
(in thousands)	2006		2005
Commercial, financial and agricultural	$2,640,588	39%	$2,685,894	41%
Real estate - commercial, construction and other	3,025,366	44	2,743,486	42
Real estate - residential mortgage	851,569	12	774,124	12
Individuals	343,223	5	357,093	5
Total	$6,860,746	100%	$6,560,597	100%

NOTE 6
ALLOWANCE FOR LOAN LOSSES, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2006	2005	2006	2005
Balance at beginning of year	$89,209	$53,920	$90,028	$54,345
Allowance of acquired bank	2,908	3,648	2,908	3,648
Provision for loan losses	1,000	1,500	3,000	3,000
Loans charged off	(13,514)	(2,313)	(17,143)	(5,989)
Recoveries	1,112	1,892	1,922	3,643
Net charge-offs	(12,402)	(421)	15,221	(2,346)
Balance at end of year	$80,715	$58,647	$80,715	$58,647

Information on loans evaluated for possible impairment loss follows:

	June 30	December 31
(in thousands)	2006	2005
Impaired loans
Requiring a loss allowance	$41,665	$54,994
Not requiring a loss allowance	10,043	4,789
Total recorded investment in impaired loans	$51,708	$59,783
Impairment loss allowance required	$10,845	$17,334

The following is a summary of nonperforming loans:

	June 30	December 31
(in thousands)	2006	2005
Loans accounted for on a nonaccrual basis	$56,188	$65,565
Restructured loans	-	30
Total nonperforming loans	$56,188	$65,595

NOTE 7
DEPOSITS

The composition of deposits was as follows:

	June 30	December 31
(in thousands)	2006	2005
Noninterest-bearing demand deposits	$3,087,502	$3,301,227
Interest-bearing deposits:
NOW account deposits	1,037,343	1,116,000
Money market deposits	1,188,350	1,103,510
Savings deposits	1,171,817	1,120,078
Other time deposits	771,140	717,938
Time deposits $100,000 and over	1,367,509	1,246,083
Total interest-bearing deposits	5,536,159	5,303,609
Total deposits	$8,623,661	$8,604,836

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers. Balances maintained in such products totaled $568 million at June 30, 2006 and $504 million at December 31, 2005. Most of these deposits mature on a daily basis.

NOTE 8
OTHER ASSETS AND OTHER LIABILITIES
The more significant components of other assets and other liabilities at June 30, 2006 and December 31, 2005 were as follows:

Other Assets
	June 30	December 31
(in thousands)	2006	2005
Net deferred income tax asset	$60,526	$53,065
Insurance claim receivable	17,882	21,895
Low-income housing tax credit fund investments	16,817	17,986
Prepaid pension asset	11,688	15,271
Cash surrender value of life insurance	9,646	9,575
Prepaid expenses	7,189	4,713
Miscellaneous investments, receivables and other assets	23,401	32,039
Total other assets	$147,149	$154,544
Other Liabilities
	June 30	December 31
(in thousands)	2006	2005
Accrued taxes and expenses	$78,927	$57,538
Dividend payable	14,380	12,159
Liability for postretirement benefits other than pensions	13,050	11,877
Miscellaneous payables, deferred income and other liabilities	18,797	17,665
Total other liabilities	$125,154	$99,239

See Note 2 for information on the natural disasters that affected Whitney during 2005, including a discussion of related insurance matters. As part of its response to the disasters, the federal government allowed corporations to defer federal income tax payments otherwise due in 2005 and 2006 until the third quarter of 2006.

NOTE 9
EMPLOYEE BENEFIT PLANS

Retirement Plans
Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements. Based on currently available information, the Company does not anticipate making a contribution to the plan during 2006. The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2006	2005	2006	2005
Service cost for benefits during the period	$1,874	$1,706	$3,799	$3,515
Interest cost on benefit obligation	1,948	1,814	3,879	3,580
Expected return on plan assets	(2,459)	(2,097)	(4,922)	(4,157)
Amortization of:
Unrecognized net actuarial losses	452	244	861	431
Unrecognized prior service cost	(27)	(27)	(54)	(54)
Net periodic benefit expense	$1,788	$1,640	$3,563	$3,315

Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. The net pension expense for nonqualified plan benefits was approximately $.3 million for the second quarters of both 2006 and 2005. Year-to-date expense through June 30 was approximately $.6 million in 2006 and $.5 million in 2005.

Health and Welfare Plans
Whitney maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
Whitney recognized a net periodic expense for postretirement benefits of approximately $.8 million in the second quarter of 2006 and $.6 million in the second quarter of 2005. Year-to-date expense through June 30 was $1.6 million in 2006 and $1.2 million in 2005. None of the individual components of the net periodic expense was individually significant for any period.

NOTE 10
STOCK-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate stock-based compensation. The plans for both employees and directors have been approved by the Company’s shareholders. Descriptions of these plans, including the terms of awards and the number of Whitney shares authorized for issuance, were included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. At June 30, 2006, future awards with respect to 804,599 shares of Whitney common stock could be made under the employee plan and 1,198,676 shares under the directors’ plan. The shares available under the employee plan have been reduced by the maximum number of shares that could be issued with respect to performance-based awards. The stock issued for awards may come from unissued shares or shares held in treasury.
During June 2006, annual stock-based compensation awards were made under each of these plans as follows:

(dollars in thousands, except per share data)	Number Awarded	Grant Date Fair Value of Option, Stock or Stock Unit	Total Stock-based Compensation

Long-term incentive plan for employees:
Performance-based restricted stock units	(a)	$35.01	$20,284	(b)
Stock options	238,800	7.23	1,727
Directors' compensation plan:
Stock grant	8,775	35.37	310
Stock options	58,500	8.10	474

(a) Number of shares that potentially could be issued ranges from 684,980 to none. As of June 30, 2006, 579,365 shares are expected to ultimately be issued.
(b)  Based on market price of Whitney common stock on the grant date and number of shares that are ultimately expected to be issued, taking into consideration expected performance factors and forfeitures.

Employees forfeit their stock units if they terminate employment within three years of the award date, although they can retain a prorated number of units in the case of retirement, death, disability and, in limited circumstances, involuntary termination. During this period, they cannot transfer or otherwise dispose of the units awarded. The restricted stock units that ultimately vest will be determined with reference to Whitney’s financial performance over a three-year period in relation to that of a designated peer group. The directors’ stock grant is fully vested upon award. Prior to 2006, the Company had awarded performance-based restricted stock, but with substantially the same terms as the restricted units.
The Company has recognized compensation expense with respect to restricted stock and stock units of $6.2 million in 2006, including $2.0 million in the second quarter. During 2005, Whitney recognized compensation expense with respect to restricted stock awards totaling $2.7 million for the second quarter and $5.2 million year-to-date through June 30, 2005. Unrecognized compensation related to restricted stock and stock units totaled $31.9 million at June 30, 2006. This compensation will be recognized over an expected weighted-average period of 2.5 years. At June 30, 2006, 1,334,181 shares with a weighted-average grant-date fair value of $32.44 per share were expected to ultimately become vested and issued under performance-based stock and stock unit awards. At December 31, 2005, the total was 875,685 shares with a per share value of $27.81. During the first six months of 2006, updated performance expectations added 172,819 shares with a weighted-average fair value of $30.70 per share to the total of shares expected to become vested. In the same period, employees vested in 282,901 shares with a value per share of $22.44 and a total value of $6.3 million and forfeited their rights to 10,787 shares with a weighted-average per share value of $28.25.

Employees can first exercise their stock options from the 2006 award three years from the grant date, provided they are still employed. A prorated number of options can vest and become immediately exercisable upon an employee’s retirement, death or disability within this three-year period. All employee options expire after ten years, although an earlier expiration applies in the case of retirement, death or disability. The exercise price for employee options is set at an amount not lower than the market price for Whitney’s stock on the grant date. Before 2006, employee stock options were awarded without the three-year service requirement, but otherwise had substantially the same terms as the options awarded in 2006. Directors’ stock options are immediately exercisable and expire no later than ten years from the grant date. The exercise price for directors’ options is set at the closing market price for the Company’s stock on the grant date.
The following table summarizes stock option activity for 2006.

			Weighted-
		Weighted-	Average
		Average	Years to
	Number	Exercise Price	Expiration
Outstanding at December 31, 2005	2,908,044	$24.38	6.6
Options granted	297,300	35.40
Options exercised	(227,277)	21.66
Options forfeited	(6,000)	30.34
Outstanding at June 30, 2006	2,972,067	$25.68	6.7
Exercisable at June 30, 2006	2,733,267	$24.83	6.4

The options held by employees and directors at June 30, 2006, both those outstanding and those exercisable, had an intrinsic value of $28.8 million based on the closing market price for Whitney’s stock on that date. The intrinsic value of options exercised during 2006 totaled $3.0 million as of the exercise dates. The Company received exercise proceeds totaling $4.8 million and realized a tax benefit of $.8 million year-to-date through June 30, 2006. During the first six months of 2005, options to acquire 348,261 shares were exercised with a total intrinsic value of $3.7 million. These exercises yielded $6.4 million of cash proceeds and a realized tax benefit of $1.1 million year-to-date through June 30, 2005. The tax benefit in each period was credited to capital surplus. The impact of the tax benefit was reported as a cash flow from financing activities in the consolidated statement of cash flows for 2006 and as a cash flow from operations in 2005.
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

For outstanding awards for which the required service period extends beyond December 31, 2005, SFAS No. 123R requires Whitney to recognize compensation after that date based on the grant-date fair value of those awards as calculated for pro forma disclosure under the original SFAS No. 123. As of December 31, 2005, all stock options awarded by the Company were fully vested and exercisable and there were no continuing service requirements. The service requirements for certain performance-based restricted stock awards do extend beyond December 31, 2005. During 2005, Whitney recognized compensation expense with respect to restricted stock awards under Accounting Principles Board Opinion (APB) No. 25 and related interpretations. The expense recognized under APB No. 25 was also based on fair value, but the timing of when fair value was determined and the method of allocating expense over time differed in certain respects from what was required under SFAS No. 123, as amended.
The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and to recognize stock-based compensation expense in 2005 for all awards, both options and restricted stock.

	Three Months	Six Months
	Ended	Ended
(dollars in thousands, except per share data)	June 30, 2005	June 30, 2005
Net income	$29,321	$58,077
Stock-based compensation expense included
in reported net income, net of related tax effects	1,726	3,369
Stock-based compensation expense determined
under SFAS No. 123, net of related tax effects	(4,298)	(5,625)
Pro forma net income	$26,749	$55,821
Earnings per share:
Basic - as reported	$.47	$.95
Basic - pro forma	.43	.91
Diluted - as reported	.46	.93
Diluted - pro forma	.42	.89
Weighted-average fair value of options awarded	$6.09	$6.09

The fair values of the stock options were estimated as of the grant dates using the Black-Scholes option-pricing model. The Company made the following significant assumptions in applying the option-pricing model: (a) a weighted-average expected annualized volatility for Whitney’s common stock of 22.85% for 2006 and 22.97% for 2005; (b) a weighted-average option life of 5.4 years for 2006 and 5.6 years for 2005; (c) an expected annual dividend yield of 3.25% for 2006 and 3.14% for 2005; and (d) a weighted-average risk-free interest rate of 5.14% for 2006 and 3.87% for 2005. Both the volatility assumption and the weighted-average option life assumption were based primarily on historical experience.

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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. A substantial majority of standby letters of credit outstanding at June 30, 2006 have a term of one year or less.
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

A summary of off-balance-sheet financial instruments follows:

	June 30	December 31
(in thousands)	2006	2005
Commitments to extend credit - revolving	$1,947,967	$1,834,415
Commitments to extend credit - nonrevolving	541,794	593,667
Credit card and personal credit lines	545,468	507,733
Standby and other letters of credit	398,254	365,582

NOTE 13
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share data)	2006	2005	2006	2005
Numerator:
Net income	$39,413	$29,321	$75,562	$58,077
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$39,413	$29,321	$75,562	$58,077
Denominator:
Weighted-average shares outstanding	64,890,893	62,004,132	63,868,697	61,289,967
Effect of potentially dilutive securities
and contingently issuable shares	1,306,215	1,072,023	1,211,334	1,050,299
Denominator for diluted earnings per share	66,197,108	63,076,155	65,080,031	62,340,266
Earnings per share:
Basic	$.61	$.47	$1.18	$.95
Diluted	.60	.46	1.16	.93
Antidilutive stock options	7,873	-	3,958	-

NOTE 14
ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes, when it is more likely than not that the position will be sustained based on its technical merits. The interpretation also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should be derecognized as well as various other accounting, presentation and disclosure matters. This interpretation is effective for Whitney’s 2007 fiscal year. Application of this interpretation is not expected to have a material impact on Whitney’s financial condition or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation. Whitney adopted the provisions of SFAS No. 123R beginning January 1, 2006. Information about the more significant provisions of this standard is presented in Note 10.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	Second Quarter	First Quarter	Second Quarter	Six Months ended June 30
(dollars in thousands, except per share data)	2006	2006	2005	2006	2005
QUARTER-END BALANCE SHEET DATA
Total assets	$10,427,716	$10,301,742	$8,920,289	$10,427,716	$8,920,289
Earning assets	9,489,364	9,518,326	8,145,344	9,489,364	8,145,344
Loans	6,860,746	6,488,639	6,284,625	6,860,746	6,284,625
Investment securities	1,822,119	1,725,357	1,761,875	1,822,119	1,761,875
Deposits	8,623,661	8,683,776	7,169,236	8,623,661	7,169,236
Shareholders' equity	1,072,764	980,755	955,583	1,072,764	955,583
AVERAGE BALANCE SHEET DATA
Total assets	$10,552,631	$10,162,685	$8,833,445	$10,358,735	$8,531,090
Earning assets	9,665,927	9,249,232	8,104,745	9,458,733	7,852,525
Loans	6,792,224	6,510,471	6,102,380	6,652,129	5,848,276
Investment securities	1,787,210	1,701,467	1,947,260	1,744,575	1,963,438
Deposits	8,790,845	8,542,554	7,086,179	8,667,387	6,840,951
Shareholders' equity	1,061,216	975,456	933,976	1,018,573	910,647
INCOME STATEMENT DATA
Interest income	$156,199	$141,992	$114,003	$298,191	$216,192
Interest expense	34,950	28,755	19,434	63,705	33,204
Net interest income	121,249	113,237	94,569	234,486	182,988
Net interest income (TE)	122,804	114,744	96,023	237,548	185,956
Provision for loan losses	1,000	2,000	1,500	3,000	3,000
Noninterest income	21,243	21,176	22,211	42,419	43,602
Net securities gains in noninterest income	-	-	68	-	68
Noninterest expense	82,693	79,100	72,382	161,793	138,643
Net income	39,413	36,149	29,321	75,562	58,077
KEY RATIOS
Return on average assets	1.50%	1.44%	1.33%	1.47%	1.37%
Return on average shareholders' equity	14.90	15.03	12.59	14.96	12.86
Net interest margin (TE)	5.09	5.02	4.75	5.06	4.77
Average loans to average deposits	77.26	76.21	86.12	76.75	85.49
Efficiency ratio	57.41	58.20	61.25	57.79	60.41
Allowance for loan losses to loans	1.18	1.37	.93	1.18	.93
Nonperforming assets to loans plus foreclosed
assets and surplus property	.83	1.02	.31	.83	.31
Annualized net charge-offs to average loans	.73	.17	.03	.46	.08
Average shareholders' equity to average assets	10.06	9.60	10.57	9.83	10.67
Shareholders' equity to total assets	10.29	9.52	10.71	10.29	10.71
Leverage ratio	7.82	7.99	8.63	7.82	8.63
COMMON SHARE DATA
Earnings Per Share
Basic	$.61	$.58	$.47	$1.18	$.95
Diluted	.60	.57	.46	1.16	.93
Dividends
Cash dividends per share	$.27	$.27	$.25	$.54	$.48
Dividend payout ratio	45.04%	47.41%	53.89%	46.17%	51.68%
Book Value Per Share	$16.31	$15.45	$15.11	$16.31	$15.11
Trading Data
High sales price	$37.26	$36.17	$33.00	$37.26	$33.00
Low sales price	33.80	27.27	28.65	27.27	28.44
End-of-period closing price	35.37	35.46	32.63	35.37	32.63
Trading volume	13,719,163	14,411,128	6,531,000	28,130,291	15,943,595
Average Shares Outstanding
Basic	64,890,893	62,835,144	62,004,132	63,868,697	61,289,967
Diluted	66,197,108	63,960,543	63,076,155	65,080,031	62,340,266
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2005 to June 30, 2006 and on their results of operations during the second quarters of 2006 and 2005 and during the six-month periods through June 30 in each year. Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1. This discussion and analysis should be read in conjunction with the Company’s 2005 annual report on Form 10-K.

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
The forward-looking statements made in this discussion include, but may not be limited to, (a) comments on the financial repercussions of natural disasters, including the impact on the allowance for loan losses and related provision, deposit balances, liquidity and on certain categories of noninterest expense; (b) expectations expressed about insurance recoveries of storm-related casualty losses and repair and rebuilding costs; (c) comments on conditions impacting certain sectors of the loan portfolio; (d) information about changes in the duration of the investment portfolio with changes in market rates; (e) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (f) discussion of the performance of Whitney’s net interest income assuming certain conditions; and (g) comments on expected trends or changes in expense levels for retirement benefits.
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
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•
changes in economic and business conditions, including those caused by past or future natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of Whitney’s customer base;

•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
•	changes in laws and regulations that significantly affect the activities of the banking industry and the industry’s competitive position relative to other financial service providers;

•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;
•	management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes.
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

Credit Quality and Allowance for Loan Losses
      Relationship officers have closely monitored the performance of storm-impacted loan customers. Information provided by these officers and statistics on the performance of consumer credits were factored into management’s determination of the allowance for loan losses at June 30, 2006. Although the identification and initial evaluation of storm-impacted credits has been completed, management’s assessment of the storms’ impact is still subject to important uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the economic prospects of the storm-impact area as a whole. With the resolution of these uncertainties and the ongoing collection of information on individual customers and statistics on the consumer segment of the loan portfolio, the loss estimates will be revised as needed.

Disaster Response Costs, Casualty Losses, Business Interruption and Related Insurance
The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that require replacement, relocation or major renovation. Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. All significant disaster response costs had been incurred by the end of the second quarter of 2006 and included where appropriate in an insurance claim receivable based on management’s understanding of the underlying coverage. The bulk of costs to replace or renovate facilities will be incurred in future periods, and these will be included in the insurance claims as appropriate. Management projects that casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods; however, this is contingent upon reaching agreement with insurance carriers.

Deposit Growth and Liquidity Management
The Bank experienced a rapid accumulation of deposits in the months following the storms. A number of factors that contributed to this accumulation, such as the settlement of insurance clams, coupled with resource constraints and other obstacles to rebuilding, and deferrals granted on income tax installments, were still present during the second quarter of 2006. Recent deposit activity by customers in the storm-impacted areas has provided evidence of some reduction of the post-storm accumulation, and management is monitoring the ongoing stability of these deposits as part of the Company’s overall asset/liability management process. Whitney has invested a significant portion of the funds from this post-storm deposit influx into short-term liquidity-management securities. Significant additional disaster-relief funds should begin to be distributed in the storm-impacted markets later in 2006, although the rules governing these distributions have not been finalized.

HIGHLIGHTS OF FINANCIAL RESULTS
Whitney earned $39.4 million in the quarter ended June 30, 2006, a 34% increase compared to net income of $29.3 million reported for the second quarter of 2005. Per share earnings were $.61 per basic share and $.60 per diluted share in 2006’s second quarter, each representing a 30% increase from per share earnings of $.47 and $.46, respectively, in the year-earlier period. Year-to-date earnings of $75.6 million in 2006 were 30% higher than the earnings for the comparable period in 2005. Year-to-date per share earnings were $1.18 per basic share and $1.16 per diluted share in 2006, representing increases of 24% and 25%, respectively, from the comparable per share results in 2005.
On April 13, 2006, Whitney acquired First National Bancshares, Inc. of Bradenton, Florida (First National) and its subsidiary, 1st National Bank & Trust (1st National), which operates in the Tampa Bay area. 1st National had approximately $380 million in total assets, including a loan portfolio valued at $286 million, and $319 million in deposits at the acquisition date. First National shareholders received 2.2 million shares of Whitney common stock and cash totaling $41 million, for a total transaction value of approximately $116 million. The Company will merge 1st National into the Bank in July 2006. Whitney’s financial information for 2006 includes the results from these acquired operations since the acquisition date.
Selected second quarter highlights follow:
•
Whitney’s net interest income (TE) for the second quarter of 2006 increased $26.8 million, or 28%, compared to the second quarter of 2005, driven by both the 19% increase in average earning assets and a wider net interest margin. The net interest margin (TE) was 5.09% for the second quarter of 2006, up 34 basis points from the year earlier period.

•
Average total loans for the quarter, including loans held for sale, were up 11% compared to the second quarter of 2005, with approximately 4% associated with the 1st National acquisition. Average investment securities decreased 8% from the second quarter of 2005 to 2006’s second quarter in support of loan growth. As noted earlier, Whitney invested a significant portion of the funds from the post-storm build up of deposits in liquidity- management securities, and average short-term investments for the second quarter of 2006 increased by $1.03 billion compared to the second quarter of 2005. Total average earning assets for the quarter were up a net 19%, or $1.56 billion, compared to the second quarter of 2005.

•
Whitney provided $1.0 million for loan losses in the second quarter of 2006, compared to a $1.5 million provision in the second quarter of 2005. Net charge-offs totaled $12.4 million in 2006’s second quarter, compared to $.4 million in the second quarter of 2005. The current quarter’s total included the $12.3 million charge-off of one storm-impacted commercial relationship, against which a substantial allowance had been established in prior periods.

•
Noninterest income decreased 4% from the second quarter of 2005, when Whitney recognized $1.0 million in gains on sales of surplus banking property and received a $.2 million distribution related to its membership in an electronic payment network which was sold. While the results for the second quarter of 2006 showed improvement in a number of income categories, reflecting both internal growth and contributions from acquired operations, revenue from service charges on deposit accounts was down 19%, or $1.6 million, compared to the year-earlier period. The build-up of liquidity in the deposit base after the 2005 storms continued to reduce charging opportunities in the second quarter of 2006, although the impact has abated from that felt in earlier periods. Deposit fee potential has also declined as the earnings credit allowed against service charges on certain business deposit accounts has increased with the rise in short-term market rates.

•
Noninterest expense increased 14%, or $10.3 million, from 2005’s second quarter. Incremental operating costs associated with 1st National totaled approximately $1.7 million in the second quarter of 2006, and the amortization of intangibles acquired in this transaction added $.4 million to expense for the current year’s period. Personnel expense increased 5%, or $2.3 million, in total, including approximately $1.1 million for the 1st National staff. Compensation expense under management incentive programs decreased by $.6 million in the second quarter of 2006 compared to the year-earlier period, mainly related to the timing of stock-based compensation awards in each period. Whitney expensed $1.5 million of disaster-related costs and casualty and operating losses in the second quarter of 2006 and incurred both recurring and nonrecurring expenses related to its efforts to make its operations more resilient in the face of future natural disasters and less exposed to the impact of any such disasters. Second quarter expense in 2006 was also impacted by the sharp increase in the cost of property and casualty insurance coverage that is affecting businesses and individuals across the Gulf Coast region.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES
Loan Portfolio Developments
Total loans increased $300 million, or 5%, from year-end 2005 to the end of 2006’s second quarter, and were up 9%, or $576 million, from the end of 2005’s second quarter. Whitney acquired a $286 million loan portfolio with 1st National in April 2006. Table 1 shows loan balances by type of loan at June 30, 2006 and at the end of the four prior quarters. The following discussion provides a brief overview of the composition of the different portfolio segments and the customers served in each as well as recent changes.

TABLE 1. LOANS
	2006		2005
(dollars in thousands)	June 30	March 31	December 31	September 30	June 30
Commercial, financial and
agricultural	$2,640,588	$2,595,056	$2,685,894	$2,614,414	$2,506,878
Real estate - commercial,
construction and other	3,025,366	2,780,340	2,743,486	2,684,353	2,637,708
Real estate -
residential mortgage	851,569	771,547	774,124	790,823	779,178
Individuals	343,223	341,696	357,093	373,033	360,861
Total loans	$6,860,746	$6,488,639	$6,560,597	$6,462,623	$6,284,625

The portfolio of commercial loans, other than those secured by real property, decreased 2%, or $45 million, between year-end 2005 and June 30, 2006. Advances on existing credits and a steady pace of newly originated loans in certain parts of Whitney’s market area was offset by paydowns and payoffs, partly reflecting strong cash flows to customers in certain industry segments such as oil and gas and construction contractors as well as the application of storm-related insurance proceeds. This portfolio sector grew 5%, or $134 million, from the end of 2005’s second quarter, with only a small contribution from the 1st National acquisition. Overall the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation and maritime construction, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2005.
Loans outstanding to oil and gas industry customers represented approximately 8% of total loans at June 30, 2006, down slightly from the percentage at year-end 2005. The major portion of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities. With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years.
Outstanding balances under participations in larger shared-credit loan commitments totaled $336 million at the end of 2006’s second quarter, including approximately $58 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney’s market area.

The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used in commercial or industrial operations. This portfolio sector grew 10%, or $282 million, from December 31, 2005, and has increased 15%, or $388 million, since the end of the second quarter of 2005. The 1st National acquisition added approximately $182 million to this category in 2006, mainly related to commercial mortgages. Whitney continues to develop new business in this highly competitive sector throughout its market area in addition to financing new projects for its established customer base. The more recent activity in this portfolio sector has been driven by condominium and apartment projects and single-family residential development, particularly in the eastern Gulf Coast region, and by the development of retail, office and industrial properties by customers throughout Whitney’s market area. The future pace of new real estate project financing will reflect the level of confidence by Whitney and its customers in the sustainability of favorable economic conditions. The rate of portfolio growth in a given period will also be affected by the refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.
The residential mortgage loan portfolio increased 10%, or $77 million, from the end of 2005 to June 30, 2006, and was up a similar percentage and amount from a year earlier. Growth in this category has mostly come from acquisitions. Whitney continues to sell most conventional residential mortgage loan production in the secondary market.
Loans to individuals include various consumer installment and credit line products. Some storm-related factors are evident in the decrease in this portfolio category since September 30, 2005, including the application of insurance proceeds and some reduction in credit demand associated with the ongoing disruption of normal routines for individuals from the most affected areas.

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

Management’s Assessment of Storms’ Impact on Credit Quality
Loan officers have completed individual assessments of the immediate and near-term impact of the storms on all significant commercial and commercial real estate customers in the affected areas and have initiated risk rating changes as needed, with confirmation of the conclusions by the credit review function. The results from this large-scale review were extrapolated to the limited portion of the storm-impacted portfolio not reviewed and confirmed, which totaled approximately $195 million and mainly consisted of relatively low-balance credits.
The detailed review process applied to commercial and commercial real estate loans was not logistically feasible for the residential mortgage and consumer credit components of the storm-impacted portfolio, which was estimated to total $237 million as of June 30, 2006. Management has applied incremental loss factors to this portfolio based on early loss experience statistics and assumptions regarding storm-related credit deterioration on different portions of the impacted portfolio segmented by risk characteristics such as credit scores and the type of collateral, if any.
With additional information, management’s estimate of the storms’ impact on loan losses will be refined, and any related revisions in the allowance calculation will be reflected in the provision for loan losses as they occur.

Credit Quality Statistics and Components of Allowance for Loan Losses
Table 2 provides information on nonperforming loans and other nonperforming assets at June 30, 2006 and at the end of the previous four quarters. Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment. The $12.3 million charge-off of one storm-impacted commercial relationship is reflected in the reduction in nonperforming loans from March 31, 2006. This relationship had been identified as impaired shortly after the storms in 2005, and a substantial impairment allowance had been established. This charge-off was the main factor behind an $8.9 million decrease in the allowance for impaired loans between March 31, 2006 and June 30, 2006. Overall there have been no significant trends related to industries or markets underlying the changes in nonperforming assets.

TABLE 2. NONPERFORMING ASSETS
	2006		2005
(dollars in thousands)	June 30	March 31	December 31	September 30	June 30
Loans accounted for on a nonaccrual basis	$56,188	$65,494	$65,565	$43,763	$18,521
Restructured loans	-	28	30	30	32
Total nonperforming loans	56,188	65,522	65,595	$43,793	18,553
Foreclosed assets and surplus property	695	652	1,708	794	1,014
Total nonperforming assets	$56,883	$66,174	$67,303	$44,587	$19,567
Loans 90 days past due still accruing	$ 7,354	$ 3,956	$13,728	$ 5,358	$ 3,185
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	.83%	1.02%	1.03%	.69%	.31%
Allowance for loan losses to
nonperforming loans	144	136	137	208	317
Loans 90 days past due still accruing to loans	.11	.06	.21	.08	.05

During the second quarter of 2006, there was a $23 million decrease in the total of loans criticized through the internal credit risk classification process. Criticized loans at June 30, 2006 included $9 million of loans whose full repayment is in doubt. With the $12.3 million storm-related charge-off discussed above, the total for this rating classification decreased $10 million from March 31, 2006. Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected increased a net $3 million during the current quarter, to a total of $146 million at June 30, 2006. Loans warranting special attention totaled $83 million at June 30, 2006, down $16 million from March 31, 2006. The allowance determined for criticized loans at June 30, 2006, other than those separately evaluated for impairment, was essentially unchanged from that determined at the end of 2006’s first quarter.
Management’s update to its storm-impact assessment as of June 30, 2006 reduced the allowance by approximately $2.8 million compared to March 31, 2006, mainly related to consumer loans.
The overall allowance determined as of June 30, 2006 was $8.5 million less than the allowance at March 31, 2006. The allowance on the portfolio acquired with 1st National totaled $2.9 million.

Table 3 compares second quarter and year-to-date activity in the allowance for loan losses for 2006 with the comparable periods of 2005.

TABLE 3. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2006	2005	2006	2005
Balance at the beginning of period	$89,209	$53,920	$90,028	$54,345
Allowance of acquired bank	2,908	3,648	2,908	3,648
Provision for loan losses charged to operations	1,000	1,500	3,000	3,000
Loans charged to the allowance:
Commercial, financial and agricultural	(7,756)	(1,361)	(9,165)	(4,136)
Real estate - commercial, construction and other	(5,000)	(261)	(6,325)	(318)
Real estate - residential mortgage	(117)	(27)	(395)	(181)
Individuals	(641)	(664)	(1,258)	(1,354)
Total charge-offs	(13,514)	(2,313)	(17,143)	(5,989)
Recoveries of loans previously charged off:
Commercial, financial and agricultural	433	524	780	1,616
Real estate - commercial, construction and other	88	690	170	832
Real estate - residential mortgage	54	54	158	167
Individuals	537	624	814	1,028
Total recoveries	1,112	1,892	1,922	3,643
Net charge-offs	(12,402)	(421)	(15,221)	(2,346)
Balance at the end of period	$80,715	$58,647	$80,715	$58,647
Ratios:
Annualized net charge-offs to average loans	.73%	.03%	.46%	.08%
Annualized gross charge-offs to average loans	.80	.15	.52	.20
Recoveries to gross charge-offs	8.23	81.80	11.21	60.83
Allowance for loan losses to loans at period end	1.18	.93	1.18	.93

INVESTMENT SECURITIES
The investment securities portfolio balance increased by $181 million, or 11%, from year-end 2005 to June 30, 2006. Average investment securities have decreased 8%, or $160 million, from the second quarter of 2005 to 2006’s second quarter. The composition of the average portfolio of investment securities and effective yields are shown in Table 7.
The mix of investments in the portfolio did not change significantly in the first half of 2006. The duration of the overall investment portfolio was 3.1 years at June 30, 2006, and would extend to 3.5 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model. Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates. At December 31, 2005, the portfolio’s estimated duration was 3.0 years.
Securities available for sale made up the bulk of the total investment portfolio at June 30, 2006. Gross unrealized losses on securities available for sale totaled $55 million at June 30, 2006 and were mainly related to mortgage-backed securities and certain longer-maturity U. S. government agency securities. The gross losses represented approximately 3% of the total amortized cost of the underlying securities. Substantially all the unrealized losses at June 30, 2006 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no value impairment related to credit quality in the portfolio, and no value impairment was evaluated as other than temporary.

The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Deposits at June 30, 2006, ignoring the deposits acquired with 1st National in April 2006, were lower by $267 million, or 3%, compared to the level at year-end 2005, evidencing in part some reduction in deposits accumulated by customers in the parts of Whitney’s service area most impacted by the storms in 2005. Compared to June 30, 2005, deposits at the end of the current quarter were up 20%, or $1.45 billion. The 1st National locations held $319 million in deposits at acquisition. Table 4 presents the composition of deposits at June 30, 2006 and at the end of the previous four quarters. The composition of average deposits and the effective rates on interest-bearing deposits for the second and first quarters of 2006 and the second quarter of 2005 and for the six-month period in each year are presented in Table 7.

TABLE 4. DEPOSIT COMPOSITION
	2006				2005
(dollars in thousands)	June 30		March 31		December 31		September 30		June 30
Noninterest-bearing
demand deposits	$3,087,502	36%	$3,189,552	37%	$3,301,227	38%	$2,668,493	36%	$2,301,989	32%
Interest-bearing deposits:
NOW account deposits	1,037,343	12	1,090,894	12	1,116,000	13	917,861	12	883,453	12
Money market deposits	1,188,350	14	1,095,554	13	1,103,510	13	1,146,188	15	1,204,013	17
Savings deposits	1,171,817	13	1,214,840	14	1,120,078	13	847,628	11	803,076	11
Other time deposits	771,140	9	716,833	8	717,938	8	728,539	10	754,315	11
Time deposits
$100,000 and over	1,367,509	16	1,376,103	16	1,246,083	15	1,170,212	16	1,222,390	17
Total interest-bearing	5,536,159	64	5,494,224	63	5,303,609	62	4,810,428	64	4,867,247	68
Total	$8,623,661	100%	$8,683,776	100%	$8,604,836	100%	$7,478,921	100%	$7,169,236	100%

      The post-storm influx of deposits was concentrated in noninterest-bearing and certain other lower-cost deposit products, which helped maintain the Company’s favorable mix of deposit funds. Noninterest-bearing demand deposits increased to 36% of total deposits at June 30, 2006 from 32% a year earlier, and total lower-cost deposits, which exclude time deposits, made up nearly three-quarters of deposits at the end of each period. Noninterest-bearing demand deposits increased 34%, or $786 million, since June 30, 2005. A reduction in the storm-related deposit build-up and the movement of some demand deposit funds into interest-bearing products contributed to a 6% decrease in this deposit category from year-end 2005 to June 30, 2006. Lower-cost interest-bearing deposits at June 30, 2006 were up 18%, or $507 million, from the end of 2005’s second quarter, with growth in personal savings accounts the most significant component. At June 30, 2006, the 1st National locations held approximately $200 million in total lower-cost deposits, including $120 million in money market accounts.
      Higher-cost time deposits at June 30, 2006 were up 9%, or $175 million, compared to year-end 2005, and 8%, or $162 million, compared to June 30, 2005. Time deposits at the acquired 1st National locations totaled approximately $86 million at June 30, 2006. Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes. Whitney has attracted these funds partly as an alternative to other short-term borrowings. Customers held $568 million of funds in treasury-management deposit products at June 30, 2006, up $64 million from December 31, 2005 and $118 million from a year earlier. Public fund time deposits totaled approximately $162 million at the end of the second quarter of 2006, which was down from both year-end 2005 and June 30, 2005.

      Short-term and other borrowings at June 30, 2006 were up $158 million from year-end 2005. The main source of short-term borrowings continues to be the sale of securities under repurchase agreements to customers using Whitney’s treasury management sweep product. The total of borrowings from customers under repurchase agreements increased $226 million since the end of 2005, including the movement of some funds from noninterest-bearing demand and other lower-cost deposit categories.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.07 billion at June 30, 2006, which was an increase of $112 million from the end of 2005. The 2.2 million shares issued in the acquisition of First National Bancshares, Inc. in April 2006 were valued at $75 million. For the first half of 2006, the Company retained $41 million of earnings, net of dividends declared, and recognized $10 million in additional equity from activity in stock-based compensation plans for employees and directors, including option exercises. These additions to capital were partly offset by a $16 million decrease in other comprehensive income representing an unrealized net holding loss on securities available for sale during the period. The Company declared dividends during the first half of 2006 that represented a payout totaling 46% of earnings for the period. The dividend payout ratio in 2005 was 52% for the first six months and 60% for the full year.
The ratios in Table 5 indicate that the Company remained strongly capitalized at June 30, 2006. The increase in risk-weighted assets from the end of 2005 reflected mainly the impact of the First National acquisition. Goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets. These intangible assets, however, are also deducted in determining regulatory capital and thereby serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 5. RISK-BASED CAPITAL AND CAPITAL RATIOS
	June 30	December 31
(dollars in thousands)	2006	2005
Tier 1 regulatory capital	$802,585	$765,881
Tier 2 regulatory capital	81,015	90,608
Total regulatory capital	$883,600	$856,489
Risk-weighted assets	$8,060,390	$7,746,046
Ratios
Leverage (Tier 1 capital to average assets)	7.82%	8.21%
Tier 1 capital to risk-weighted assets	9.96	9.89
Total capital to risk-weighted assets	10.96	11.06
Shareholders’ equity to total assets	10.29	9.51

The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank was categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency. The merger of 1st National into the Bank in July 2006 will have limited impact on the Bank’s regulatory capital ratios.

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
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The earlier “Overview” section and the section above on “Deposits and Borrowings” discuss changes in these liability-funding sources in 2006.
As noted earlier, the Bank experienced a rapid accumulation of deposits in the months following the storms in 2005. Although there has some reduction in these deposits during 2006, a significant amount of build-up in liquidity by customers in the storm-impacted areas has continued through the end of the second quarter of 2006. After first reducing short-term wholesale borrowings, Whitney has invested a significant portion of the accumulated funds in short-term liquidity-management securities. Management expects the balances accumulated by deposit customers in the storm-affected areas to continue to reduce over time, but it is difficult to predict when and to what degree. Management continues to monitor changes in this portion of the deposit base as part of its liquidity management process. Significant additional disaster-recovery funds are expected to begin being distributed later in 2006, although the rules governing these distributions have not been finalized.
Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2006 and 2005.
At June 30, 2006, Whitney Holding Corporation had approximately $17 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases, or other corporate uses, before consideration of any future dividends that may be received from the Bank. For 2006, the Bank has available approximately $47 million plus its current year’s net income to declare as dividends to the Company without prior regulatory approval. No dividend has been declared by the Bank through June 30, 2006.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2005. The most significant obligations included operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses. As of June 30, 2006, the Bank had acquired several facility leases with 1st National and had entered into leases for several new bank branches as well as for space needed to implement initiatives to make Whitney’s operations more resilient in the face of natural disasters. Also in connection with these initiatives, the Bank had contracted to purchase or lease new equipment and related software. Obligations under the facility leases total approximately $11 million to be paid over terms ranging from three to twenty years, with approximately $5 million due within three years. Other new contractual obligations outstanding as of June 30, 2006 total approximately $7 million, substantially all of which will be paid over a three-year period. Management expects that most of the funds needed to repair or replace banking premises and equipment damaged or destroyed by the storms that struck in the summer of 2005 will be provided by insurance.

OFF-BALANCE SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments. Table 6 schedules these commitments as of June 30, 2006 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6. CREDIT-RELATED COMMITMENTS
(in thousands)	Commitments expiring by period from June 30, 2006
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Loan commitments - revolving	$1,947,967	$1,444,597	$308,229	$191,215	$3,926
Loan commitments - nonrevolving	541,794	365,856	175,938	-	-
Credit card and personal credit lines	545,468	545,468	-	-	-
Standby and other letters of credit	398,254	343,472	54,782	-	-
Total	$3,433,483	$2,699,393	$538,949	$191,215	$3,926

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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at June 30, 2006 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2005. Based on these simulations, annual net interest income (TE) would be expected to increase $23.5 million, or 4.7%, and decrease $23.4 million, or 4.7%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and assumes a stable rate environment and structure. The comparable simulation run at year-end 2005 produced results that ranged from a positive impact on net interest income (TE) of $28.9 million, or 6.2%, to a negative impact of $31.9 million, or 6.8%. The actual impact that changes in interest rates have on net interest income will depend on many factors. These factors include Whitney’s ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes and corresponding movement in interest rate spreads and the level of success of asset/liability management strategies implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the second quarter of 2006 increased $26.8 million, or 28%, compared to the second quarter of 2005. Average earning assets were 19% higher in the second quarter of 2006 and the net interest margin (TE) improved 34 basis points to 5.09% from the year-earlier period. The net interest margin (TE) is net interest income (TE) as a percent of average earning assets. The most important factors behind the increase in net interest income between these periods were loan growth, including growth through acquisitions, higher short-term market interest rates, an increase in funding from lower-cost sources and the continued active management of the pricing structure for both loans and deposits. Second quarter net interest income (TE) in 2006 was $8.1 million, or 7%, higher than in the 2006’s first quarter on a 5% increase in average earning assets between these periods. The net interest margin for the current quarter was up 7 basis points from the 5.02% margin in 2006’s first quarter. Tables 7 and 8 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
Average total loans, which in Table 7 include loans held for sale, were up 11%, or $688 million, for the quarter as compared to the second quarter of 2005, with approximately 4%, or $252 million, associated with the 1st National acquisition in April 2006. The rise in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio was the main factor behind an increase of 118 basis points in loan yields (TE) for the second quarter of 2006 as compared to 2005’s second quarter and 30 basis points as compared to the first quarter of 2006. The yield on the largely fixed-rate investment portfolio is less responsive to changes in market rates and the investment portfolio yield (TE) has fluctuated within a relatively narrow range from the second quarter of 2005 through the current year’s second quarter, increasing 27 basis points between these periods. The overall earning asset yield increased 83 basis points between the second quarters of 2005 and 2006 and was up 26 basis points in the current period from the first quarter of 2006. The increase in the overall earning asset yield compared to the second quarter of 2005 was restrained by a shift in the mix of assets to lower-yielding short-term investments with the deployment of funds from the post-storm deposit build-up. Liquidity-management investments increased to 11% of earning assets in the current period as compared to less than 1% in the second quarter of 2005. Loans comprised 71% of average earning assets for the second quarter of 2006, down from 76% in the year-earlier quarter.
The growth in earning assets from the second quarter of 2005 to 2006’s second quarter was funded primarily by an increase in average deposits of 24%, or $1.70 billion, between these periods, with much of the deposit increase coming from the accumulation of lower-cost deposits following 2005’s late summer storms. The percentage of earning assets funded by noninterest-bearing deposits was 33% for the current quarter, up from 28% in 2005’s second quarter. Higher-cost sources of funds, which include time deposits and short-term borrowings, decreased to 28% of average earning assets in the most recent quarter from 32% in the second quarter of 2005.

TABLE 7. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND
INTEREST YIELDS AND RATES

(dollars in thousands)	Second Quarter 2006			First Quarter 2006			Second Quarter 2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$6,819,009	$125,016	7.35%	$6,545,179	$113,745	7.05%	$6,131,260	$94,329	6.17%

Mortgage-backed securities	1,161,298	13,192	4.54	1,098,376	12,184	4.44	1,237,404	13,188	4.26
U.S. agency securities	306,941	2,834	3.69	293,754	2,515	3.42	369,540	3,146	3.41
U.S. Treasury securities	49,501	350	2.84	49,374	348	2.86	61,766	466	3.03
Obligations of states and political
subdivisions (TE)	235,639	3,569	6.06	227,447	3,464	6.09	240,810	3,699	6.14
Other securities	33,831	480	5.68	32,516	451	5.55	37,740	435	4.61
Total investment in securities	1,787,210	20,425	4.57	1,701,467	18,962	4.46	1,947,260	20,934	4.30
Federal funds sold and
short-term investments	1,059,708	12,313	4.66	1,002,586	10,792	4.37	26,225	194	2.97
Total earning assets	9,665,927	$157,754	6.54%	9,249,232	$143,499	6.28%	8,104,745	$115,457	5.71%
NONEARNING ASSETS
Other assets	979,310			1,004,021			786,605
Allowance for loan losses	(92,606)			(90,568)			(57,905)
Total assets	$10,552,631			$10,162,685			$8,833,445

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,103,044	$1,819.66%		$1,091,412	$1,563.58%		$910,163	$1,183.52%
Money market deposits	1,191,957	5,647	1.90	1,107,573	4,260	1.56	1,216,194	2,983.98
Savings deposits	1,207,309	3,088	1.03	1,182,995	2,906	1.00	792,377	1,205.61
Other time deposits	769,823	5,550	2.89	717,317	4,446	2.51	741,248	3,035	1.64
Time deposits $100,000 and over	1,376,216	13,475	3.93	1,252,144	11,097	3.59	1,139,924	6,689	2.35
Total interest-bearing deposits	5,648,349	29,579	2.10	5,351,441	24,272	1.84	4,799,906	15,095	1.26
Short-term and other borrowings	570,602	5,371	3.78	531,655	4,483	3.42	740,338	4,339	2.35
Total interest-bearing liabilities	6,218,951	$34,950	2.25%	5,883,096	$28,755	1.98%	5,540,244	$19,434	1.41%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	3,142,496			3,191,113			2,286,273
Other liabilities	129,968			113,020			72,952
Shareholders' equity	1,061,216			975,456			933,976
Total liabilities and
shareholders' equity	$10,552,631			$10,162,685			$8,833,445

Net interest income and margin (TE)		$122,804	5.09%		$114,744	5.02%		$96,023	4.75%
Net earning assets and spread	$3,446,976		4.29%	$3,366,136		4.30%	$2,564,501		4.30%
Interest cost of funding earning assets			1.45%			1.26%			.96%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $63,826, $65,386 and $20,485, respectively, in the second and first quarters of 2006 and the second quarter of 2005.

TABLE 7. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND
INTEREST YIELDS AND RATES (continued)
	Six Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2006			June 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b)(c)	$6,682,854	$238,761	7.20%	$5,867,684	$176,216	6.05%

Mortgage-backed securities	1,130,011	25,376	4.49	1,273,646	27,398	4.30
U.S. agency securities	300,384	5,349	3.56	333,227	5,514	3.31
U.S. Treasury securities	49,438	698	2.85	74,471	1,278	3.46
Obligations of states and political
subdivisions (TE)	231,565	7,033	6.07	244,882	7,608	6.21
Other securities	33,177	931	5.61	37,212	853	4.58
Total investment in securities	1,744,575	39,387	4.52	1,963,438	42,651	4.35
Federal funds sold and
short-term investments	1,031,304	23,105	4.52	21,403	293	2.76
Total earning assets	9,458,733	$301,253	6.41%	7,852,525	$219,160	5.62%
NONEARNING ASSETS
Other assets	991,594			735,003
Allowance for loan losses	(91,592)			(56,438)
Total assets	$10,358,735			$8,531,090

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,097,260	$3,382.62%		$900,498	$2,146.48%
Money market deposits	1,149,999	9,907	1.74	1,226,807	5,196.85
Savings deposits	1,195,218	5,994	1.01	763,784	2,032.54
Other time deposits	743,715	9,996	2.71	714,283	5,387	1.52
Time deposits $100,000 and over	1,314,524	24,572	3.77	1,036,986	11,042	2.15
Total interest-bearing deposits	5,500,716	53,851	1.97	4,642,358	25,803	1.12
Short-term and other borrowings	551,235	9,854	3.60	708,305	7,401	2.11
Total interest-bearing liabilities	6,051,951	$63,705	2.12%	5,350,663	$33,204	1.25%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	3,166,671			2,198,593
Other liabilities	121,540			71,187
Shareholders' equity	1,018,573			910,647
Total liabilities and
shareholders' equity	$10,358,735			$8,531,090

Net interest income and margin (TE)		$237,548	5.06%		$185,956	4.77%
Net earning assets and spread	$3,406,782		4.29%	$2,501,862		4.37%
Interest cost of funding earning assets			1.36%			.85%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c)Average balance includes nonaccruing loans of $64,602 in 2006 and $21,213 in 2005.

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Second Quarter 2006 Compared to:							Six Months Ended June 30,
	First Quarter 2006				Second Quarter 2005			2006 Compared to 2005
	Due to		Total		Due to		Total	Due to		Total
	Change in		Increase		Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease	)	Volume	Yield/Rate	(Decrease )	Volume	Yield/Rate	(Decrease )
INTEREST INCOME (TE)
Loans (TE)	$5,515	$5,756	$11,271		$11,330	$19,357	$30,687	$26,444	$36,101	$62,545

Mortgage-backed securities	710	298	1,008		(835)	839	4	(3,187)	1,165	(2,022)
U.S. agency securities	116	203	319		(562)	250	(312)	(567)	402	(165)
U.S. Treasury securities	2	-	2		(88)	(28)	(116)	(380)	(200)	(580)
Obligations of states and political
subdivisions (TE)	124	(19)	105		(79)	(51)	(130)	(407)	(168)	(575)
Other securities	19	10	29		(48)	93	45	(99)	177	78
Total investment securities	971	492	1,463		(1,612)	1,103	(509)	(4,640)	1,376	(3,264)
Federal funds sold and
short-term investments	696	825	1,521		11,946	173	12,119	22,508	304	22,812
Total interest income (TE)	7,182	7,073	14,255		21,664	20,633	42,297	44,312	37,781	82,093

INTEREST EXPENSE
NOW account deposits	18	238	256		280	356	636	528	708	1,236
Money market deposits	359	1,028	1,387		(61)	2,725	2,664	(345)	5,056	4,711
Savings deposits	74	108	182		818	1,065	1,883	1,544	2,418	3,962
Other time deposits	361	743	1,104		121	2,394	2,515	231	4,378	4,609
Time deposits $100,000 and over	1,229	1,149	2,378		1,606	5,180	6,786	3,539	9,991	13,530
Total interest-bearing deposits	2,041	3,266	5,307		2,764	11,720	14,484	5,497	22,551	28,048
Short-term and other borrowings	367	521	888		(1,160)	2,192	1,032	(1,919)	4,372	2,453
Total interest expense	2,408	3,787	6,195		1,604	13,912	15,516	3,578	26,923	30,501
Change in net interest income (TE)	$4,774	$3,286	$8,060		$20,060	$ 6,721	$26,781	$40,734	$10,858	$51,592

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

The improved funding mix supported Whitney’s efforts to control the impact of upward market pressure on funding costs through the management of the rate structures for its different deposit products. The overall cost of funds for the current year’s second quarter was up 49 basis points from the second quarter of 2005. There was some shift in the funding mix toward higher-cost sources in the second quarter of 2006 compared to this year’s first quarter, reflecting in part the mix of deposits acquired with 1st National. The overall cost of funds increased 19 basis points between these periods. The rate on lower-cost interest-bearing deposits increased 47 basis points from the second quarter of 2005 to the second quarter of 2006 and 16 basis points from 2006’s first quarter. Rates paid on higher-cost sources of funds are most sensitive to market rate changes, reflecting in part the cost of attracting public funds and excess liquidity from certain corporate and private banking customers. The rate on higher-cost funding sources in 2006’s second quarter was up 145 basis points from the year-earlier period and was 35 basis points higher than in the first quarter of 2006. Whitney’s ability to maintain a favorable mix and cost of funding sources over the longer term will depend on, among other factors, its continued success in retaining and growing the deposit base in a highly competitive environment and in managing its deposit-pricing structure as rates change on alternative financial products.
For the first six months of 2006, net interest income (TE) increased 28%, or $51.6 million, compared to the first half of 2005. Average earning assets increased 20% between these periods, and the net interest margin widened by 29 basis points to 5.06% in 2006. Loan yields (TE) improved by 115 basis points in the first half of 2006. Average loans represented 71% of average earning assets for the period, down from 75% for the year-to-date period in 2005, while short-term liquidity-management increased to 11% in 2006 from less than 1% in 2005. The overall yield on earning assets for the first six months of 2006 was up 79 basis points from the year-earlier period. The overall cost of funds increased 51 basis points between these periods. Noninterest-bearing deposits funded 33% of earning assets on average in the first half of 2006, up from 28% in 2005, while the percentage of earning assets funded by total higher-cost sources decreased to 28% in 2006 from 31% in 2005. Substantially the same factors that affected the mix and rates for earning assets and funding sources in the second quarter of 2006 were evident for the year-to-date period.

PROVISION FOR LOAN LOSSES
Whitney provided $1.0 million for loan losses in the second quarter of 2006, compared to a $1.5 million provision in 2005’s second quarter. Net charge-offs totaled $12.4 million in the 2006’s second quarter, compared to $.4 million in the second quarter of 2005. The current quarter’s total included the $12.3 million charge-off of one storm-impacted commercial relationship, against which a substantial allowance had been established in prior periods. The year-to-date provision was $3.0 million in both 2006 and 2005. Net charge-offs were $15.2 million for the first six months of 2006 and $2.3 million for the comparable period in 2005.
For a more detailed discussion of changes in the allowance for loans losses, nonperforming assets and general credit quality, see the earlier section on “Loans, Credit Risk Management and Allowance for Loan Losses.” The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
Noninterest income totaled $21.2 million for the second quarter of 2006, down 4%, or $1.0 million, from the second quarter of 2005.
Deposit service charge income decreased 19%, or $1.6 million in total, compared to the second quarter of 2005. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.
Charges earned on specific transactions and services were down $.8 million compared to the second quarter of 2005, substantially all related to fees for items returned for insufficient funds and for overdrafts. The build-up of liquidity in the deposit base after the 2005 storms continued to reduce charging opportunities in the second quarter of 2006, although the impact has abated from that felt in the first quarter of 2006 and 2005’s fourth quarter. Broad trends in how customers execute transactions have also led to fewer charging opportunities.
Account maintenance fees for business customers in the second quarter of 2006 were down 33%, or $.5 million, compared to 2005’s second quarter. Fee potential from these customers has declined as the earnings credit allowed against account charges has increased with the rise in short-term market rates between these periods and with the higher level of liquidity in the deposit base. Higher account balances were also a factor behind the $.3 million reduction in personal account service charges between the second quarters of 2006 and 2005.
Bank card fees, both credit and debit cards, increased a combined 30%, or $.9 million, compared to 2005’s second quarter, mainly reflecting higher transaction volumes. The addition of 1st National’s trust business and ongoing customer development efforts helped increase trust service fees by 13%, or $.3 million, for the second quarter of 2006.
The categories comprising other noninterest income decreased a net $.5 million compared to the second quarter of 2005 when Whitney recognized $1.0 million in gains on sales of surplus banking property and received a $.2 million distribution from the sale of the PULSE electronic transaction network in which the Bank was a member. Fees from investment and insurance brokerage services increased $.7 million compared to 2005’s second quarter, with some help from 1st National’s operations.
Noninterest income was $42.4 million through the first six months of 2006, a decrease of 3%, or $1.2 million, from the first half of 2005. Whitney received distributions totaling $1.1 million from the sale of the electronic payment network in 2005. The total for other noninterest income categories for the first six months of 2005 also included a combined $3.0 million in gains on sales of and other revenue from foreclosed assets and gains on sales of surplus banking property. This was $1.2 million higher that the total recognized from such sources in the first half of 2006.
Excluding the PULSE network sale distributions and additional revenue from foreclosed assets and surplus property, noninterest income in the first half of 2006 was 3%, or $1.2 million, higher than in the year-earlier period. Year-to-date changes in individual income categories from the prior year were for the most part consistent with the quarterly changes discussed above and were driven by substantially the same factors.

NONINTEREST EXPENSE
Total noninterest expense of $82.7 million in the second quarter of 2006 was 14%, or $10.3 million, higher than the total for the year-earlier period. Incremental operating costs associated with 1st National totaled approximately $1.7 million in the second quarter of 2006, and the amortization of intangibles acquired in this transaction added $.4 million to expense for the current year’s period.
During 2006, Whitney has expensed $4.0 million of disaster-related costs and casualty and operating losses, including $1.5 million recorded in the second quarter. The Company worked diligently to revise its disaster recovery plans and operating arrangements before the start of the 2006 hurricane season and is developing and beginning to implement longer-range plans designed to make Whitney’s critical operations more resilient, with less exposure to disasters of any type. By June 30, 2006, the Company had moved its mainframe data processing equipment and critical servers to the Dallas metropolitan area from the New Orleans area. These initiatives have lead to both recurring and some nonrecurring increases in operating expense in 2006, such as for occupancy, data processing, telecommunications and professional services, but they should also significantly reduce the direct and indirect costs associated with future natural disasters. Occupancy expense in 2006’s second quarter also reflected the sharp increase in the cost of property and casualty insurance coverage that is affecting businesses and individuals across the Gulf Coast region. Whitney’s annual cost of property and casualty coverage increased to approximately $4.0 million from $.5 million upon renewal in the second quarter of 2006, and the coverage limits available for wind damage were reduced significantly.
Personnel expense increased 5% between the second quarters of 2006 and 2005 and represented more than half of the Company’s noninterest expense in each period. Employee compensation increased 5%, or $1.8 million, and the cost of employee benefits was up 6%, or $.5 million.
Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 8%, or $2.4 million, including approximately $1.0 million for the 1st National staff. Compensation expense associated with management incentive programs decreased by $.6 million in the second quarter of 2006 compared to the year-earlier period, mainly related to the timing of stock-based compensation awards in each period under Whitney’s long-term incentive plan. Annual stock-based compensation for 2006, including the value of stock option awards, which is expensed under accounting standards effective for 2006, is currently projected to be $4.5 million higher than in 2005.
Higher costs of providing pension and retiree health benefits accounted for $.4 million of the total increase in employee benefits in the second quarter of 2006. The annual increase in expense for these retirement benefits in 2006 is expected to be approximately $1.4 million.
Net occupancy expense increased 24%, or $1.4 million, in 2006’s second quarter compared to the second quarter of 2005, with approximately half related to the cost of insurance and other factors noted earlier.  Additional factors behind this increase included the cost of acquired operations, de novo branch expansion and higher energy costs.
Equipment and data processing expense increased 7%, or $.3 million, including the impact of the initiatives to improve operational resiliency in the face of natural disasters, as mentioned earlier. This impact as well as the cost of acquired operations and expenses added for other planned upgrades to systems and equipment, new applications and de novo branch expansion were partly offset by expense reductions, including those related to the phase-in of an ATM outsourcing contract during 2005 and storm-related facility closures.

The expense categories included in other noninterest expense were up $4.2 million on a combined basis compared to the second quarter of 2005, including the $1.5 million of disaster-related costs and losses noted above. Some additional disaster-related expense will likely be recognized during the remainder of 2006, mainly related to services to help manage insurance claims. The total for other noninterest expense in the second quarter of 2006 also included an additional $.8 million of directors’ compensation associated with the annual awards of fully-vested stock and stock options, $.8 million for the ATM outsourcing contract, and $.5 million for expanded marketing activities in the current year.
For the six-month period in 2006, noninterest expense totaled $162 million. This was a 17%, or $23.2 million, increase compared to the first half of 2005. Year-to-date personnel expense was up 9% from 2005, or $7.4 million in total. Employee compensation increased 10%, or $6.3 million, while employee benefits rose 6%, or $1.0 million. Base pay and sales-based incentive compensation was up 9%, or $4.8 million, with $2.2 million for 1st National’s operations and other banking operations acquired in the second quarter of 2005. Management incentive compensation increased $1.5 million, including the impact of revisions in the first quarter of 2006 to the multi-year performance factors expected to be applied to performance-based restricted stock grants. Defined benefit pension expense and the cost of providing health benefits to retirees increased a combined $.7 million for the year-to-date period, and acquired operations added $.3 million to year-to-date employee benefits expense in 2006.
The changes in other major noninterest expense categories between the first six months of 2005 and 2006 were influenced mainly by the same factors cited in the discussion of quarterly results above.

INCOME TAXES
The Company provided for income tax expense at an effective rate of 33.0% in the second quarter of 2006 compared to a rate of 31.6% in 2005’s second quarter. Year-to-date, the rate was 32.6% in 2006 and 31.6% in 2005. Whitney’s effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 2 of this quarterly report on Form 10-Q and is incorporated here by reference.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    None.

Item 1A. RISK FACTORS

    There has been no material change in the risk factors previously disclosed under Item 1A of Part I of the Company’s annual report on From 10-K for the year ended December 31, 2005. The risks described therein are not the only risks facing the Company. Additional risks not currently known or that the Company may currently deem to be immaterial also may have a material adverse effect on the Company’s business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 2006	-	-	-	-
May 2006	-	-	-	-
June 2006	94,612 (2)	$36.22	-	-

(1)	No repurchase plans were in effect during the second quarter of 2006.
(2)
Includes 8,093 shares tendered to the Company as consideration for the exercise price of employee stock options and 86,519 shares tendered as consideration for employee tax obligations arising from the vesting of performance-based restricted stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of Whitney Holding Corporation’s shareholders was held on April 26, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election to the Company’s Board for Directors as listed in the proxy statement, and all nominees were elected.

The voting results for each nominee for director were as follows:

Nominee	For	Withhold
William A. Hines	53,803,272	347,217
Alfred S. Lippman	48,778,911	5,371,578

The selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm to audit the books of the Company and its subsidiaries for 2006 was ratified as follows:

For	Against	Abstain
53,957,171	45,135	148,183

Item 5. OTHER INFORMATION

      None

Item 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 43, are filed (or furnished, as applicable) as part of this report. The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITNEY HOLDING CORPORATION
(Registrant)

By:  /s/  Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

August 9, 2006
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
Exhibit 10.1
Schedule of base annual salaries effective July 1, 2006 for the Chief Executive Officer and the next four most highly compensated executive officers of the Company (filed on July 6, 2006 under Item 1.01 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.2
Form of performance-based restricted stock unit agreement for executive officers under the Company’s 2004 Long-Term Incentive Plan (filed on July 6, 2006 as Exhibit 99.1 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference.)

Exhibit 10.3
Form of notice and acceptance of stock option grant under the Company’s 2004 Long-Term Incentive Plan (filed on July 6, 2006 as Exhibit 99.2 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference.)

Exhibit 10.4
Fee schedule effective July 1, 2006 for nonemployee directors of the Company (filed on July 6, 2006 under Item 1.01 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

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