Form 10-Q
period 2006-09-30
WHITNEY HOLDING CORP
filed 2006-11-09
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006	Commission file number 0-1026

WHITNEY HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana	72-6017893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 31, 2006, 65,898,470 shares of the registrant’s no par value common stock were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30	December 31
(dollars in thousands)	2006	2005
	(Unaudited)
ASSETS
Cash and due from financial institutions	$ 288,834	$ 554,827
Federal funds sold and short-term investments	346,322	805,758
Loans held for sale	24,230	46,678
Investment securities
Securities available for sale	1,733,215	1,413,763
Securities held to maturity, fair values of $249,025 and $228,027, respectively	247,449	227,688
Total investment securities	1,980,664	1,641,451
Loans, net of unearned income	6,852,640	6,560,597
Allowance for loan losses	(74,633)	(90,028)
Net loans	6,778,007	6,470,569

Bank premises and equipment	173,905	151,978
Goodwill	292,526	204,089
Other intangible assets	26,072	26,304
Accrued interest receivable	47,198	52,808
Other assets	140,417	154,544
Total assets	$10,098,175	$10,109,006

LIABILITIES
Noninterest-bearing demand deposits	$ 2,864,705	$ 3,301,227
Interest-bearing deposits	5,334,995	5,303,609
Total deposits	8,199,700	8,604,836

Short-term and other borrowings	626,398	433,350
Accrued interest payable	16,096	10,538
Accrued expenses and other liabilities	142,870	99,239
Total liabilities	8,985,064	9,147,963

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 66,081,490 and 63,657,059 shares, respectively	2,800	2,800
Capital surplus	340,786	250,174
Retained earnings	796,645	738,655
Accumulated other comprehensive loss	(20,889)	(21,223)
Treasury stock at cost - 208,939 and 316,575 shares, respectively	(6,231)	(9,363)
Total shareholders' equity	1,113,111	961,043
Total liabilities and shareholders' equity	$10,098,175	$10,109,006
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share data)	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$131,230	$103,152	$369,390	$279,063
Interest and dividends on investment securities
Taxable securities	18,536	15,326	50,890	50,369
Tax-exempt securities	2,319	2,269	6,891	7,214
Interest on federal funds sold and short-term investments	7,365	163	30,470	456
Total interest income	159,450	120,910	457,641	337,102
INTEREST EXPENSE
Interest on deposits	33,196	17,949	87,047	43,752
Interest on short-term and other borrowings	6,483	5,276	16,337	12,677
Total interest expense	39,679	23,225	103,384	56,429
NET INTEREST INCOME	119,771	97,685	354,257	280,673
PROVISION FOR CREDIT LOSSES	-	34,000	2,720	37,000
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	119,771	63,685	351,537	243,673
NONINTEREST INCOME
Service charges on deposit accounts	7,337	7,805	20,819	24,396
Bank card fees	3,855	2,861	11,213	8,502
Trust service fees	2,864	2,318	8,159	7,126
Secondary mortgage market operations	1,240	1,274	4,192	3,609
Other noninterest income	6,052	6,047	19,384	20,206
Securities transactions	-	-	-	68
Total noninterest income	21,348	20,305	63,767	63,907
NONINTEREST EXPENSE
Employee compensation	38,106	33,302	109,089	97,947
Employee benefits	8,832	8,110	26,561	24,817
Total personnel	46,938	41,412	135,650	122,764
Net occupancy	8,162	6,026	21,075	16,820
Equipment and data processing	5,778	4,387	14,976	13,267
Telecommunication and postage	2,580	2,250	7,826	6,576
Corporate value and franchise taxes	2,237	1,951	6,633	5,856
Legal and other professional services	3,601	1,353	7,865	4,734
Amortization of intangibles	2,794	2,290	7,680	6,006
Other noninterest expense	17,140	12,009	49,598	34,298
Total noninterest expense	89,230	71,678	251,303	210,321
INCOME BEFORE INCOME TAXES	51,889	12,312	164,001	97,259
INCOME TAX EXPENSE	16,698	3,189	53,248	30,059
NET INCOME	$35,191	$9,123	$110,753	$67,200
EARNINGS PER SHARE
Basic	$ .54	$ .15	$ 1.72	$ 1.09
Diluted	.53	.14	1.69	1.07
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	65,444,539	62,699,332	64,399,751	61,764,918
Diluted	66,591,530	63,579,123	65,589,410	62,757,756
CASH DIVIDENDS PER SHARE	$ .27	$ .25	$ .81	$ .73
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
Accumulated
Other
(dollars in thousands,	Common	Capital	Retained	Comprehensive	Treasury
except per share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2004	$2,800	$238,426	$697,977	$(2,963)	$(31,475)	$904,765
Comprehensive income:
Net income	-	-	67,200	-	-	67,200
Other comprehensive loss:
Unrealized net holding loss on
securities, net of reclassification
adjustments and taxes	-	-	-	(11,366)	-	(11,366)
Total comprehensive income	-	-	67,200	(11,366)	-	55,834
Cash dividends, $.73 per share	-	-	(45,836)	-	-	(45,836)
Stock acquired under repurchase program	-	-	-	-	(46,669)	(46,669)
Stock issued in business combination	-	(714)	-	-	57,838	57,124
Stock issued to dividend reinvestment plan	-	-	-	-	1,790	1,790
Long-term incentive plan stock activity:
Performance-based restricted stock	-	(544)	-	-	5,840	5,296
Stock options	-	9,811	-	-	1,748	11,559
Directors' compensation plan stock activity	-	1,064	-	-	302	1,366
Balance at September 30, 2005	$2,800	$248,043	$719,341	$(14,329)	$(10,626)	$945,229

Balance at December 31, 2005	$2,800	$250,174	$738,655	$(21,223)	$(9,363)	$961,043
Comprehensive income:
Net income	-	-	110,753	-	-	110,753
Other comprehensive income:
Unrealized net holding gain on
securities, net of reclassification
adjustments and taxes	-	-	-	334	-	334
Total comprehensive income	-	-	110,753	334	-	111,087
Cash dividends, $.81 per share	-	-	(52,763)	-	-	(52,763)
Stock issued in business combination	-	75,129	-	-	-	75,129
Stock issued to dividend reinvestment plan	-	204	-	-	1,842	2,046
Long-term incentive plan stock activity:
Performance-based restricted stock & units	-	8,288	-	-	(571)	7,717
Stock options	-	6,063	-	-	458	6,521
Directors' compensation plan stock activity	-	928	-	-	1,403	2,331
Balance at September 30, 2006	$2,800	$340,786	$796,645	$(20,889)	$(6,231)	$1,113,111

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
(dollars in thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$110,753	$67,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	11,288	10,318
Amortization of purchased intangibles	7,680	6,006
Share-based compensation earned	10,027	7,558
Premium amortization (discount accretion) on securities, net	2,242	2,201
Provision for credit losses and losses on foreclosed assets	2,769	37,114
Net gains on asset dispositions	(212)	(2,604)
Deferred tax benefit	(857)	(16,341)
Net (increase) decrease in loans originated and held for sale	22,448	(38,461)
Net (increase) decrease in interest and other income receivable and prepaid expenses	7,587	(19,146)
Net increase (decrease) in interest payable and accrued income taxes and expenses	(10,752)	32,981
Other, net	(1,306)	(2,373)
Net cash provided by operating activities	161,667	84,453
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	45,815	273,148
Proceeds from maturities of investment securities available for sale	224,502	278,030
Purchases of investment securities available for sale	(469,143)	(206,950)
Proceeds from maturities of investment securities held to maturity	8,500	12,405
Purchases of investment securities held to maturity	(28,411)	(14,901)
Net increase in loans	(19,270)	(447,838)
Net decrease in federal funds sold and short-term investments	458,665	39,805
Proceeds from sales of foreclosed assets and surplus property	2,393	8,004
Purchases of bank premises and equipment	(20,926)	(8,847)
Net cash paid in acquisitions	(33,992)	(39,228)
Other, net	9,196	(4,728)
Net cash provided by (used in) investing activities	177,329	(111,100)
FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	(768,102)	315,085
Net increase in time deposits	44,514	112,072
Net increase in short-term and other borrowings	161,108	188,979
Proceeds from issuance of common stock	8,600	12,722
Purchases of common stock	(3,165)	(52,924)
Cash dividends	(50,298)	(45,409)
Other, net	2,354	-
Net cash provided by (used in) financing activities	(604,989)	530,525
Increase (decrease) in cash and cash equivalents	(265,993)	503,878
Cash and cash equivalents at beginning of period	554,827	213,751
Cash and cash equivalents at end of period	$288,834	$717,629

Cash received during the period for:
Interest income	$461,477	$320,984

Cash paid during the period for:
Interest expense	$100,571	$54,422
Income taxes	63,950	28,192

Noncash investing activities:
Foreclosed assets received in settlement of loans	$749	$1,743

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
In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions. Certain financial information for prior periods has been reclassified to conform to the current period’s presentation.
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

Credit Quality and Credit-related Losses
    Relationship officers have closely monitored the performance of storm-impacted loan customers. Information provided by these officers and statistics on the performance of consumer credits were factored into management’s determination of the allowance for loan losses at September 30, 2006. The significant overall uncertainties that complicated management’s early assessments of storm-related credit losses have largely been addressed in the year since the storms, and the storms’ impact on credit quality is primarily being reflected in the normal process for determining the loan loss allowance and reserves for losses on unfunded credit commitments. Some important uncertainties remain, however, including those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the economic prospects of the storm-impacted area as a whole. Management will continue to monitor the resolution of these uncertainties when determining future loss allowances and reserves.

Disaster Response Costs, Casualty Losses, Business Interruption and Related Insurance
The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that require replacement, relocation or major renovation. Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. All significant disaster response costs have been incurred and included where appropriate in an insurance claim receivable based on management’s understanding of the underlying coverage. The bulk of costs to replace or renovate facilities will be incurred in future periods, and these will be included in the insurance claims as appropriate. Management projects that casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods; however, this is contingent upon reaching agreement with insurance carriers. An insurance claim receivable of $19.7 million was included in other assets at September 30, 2006. Whitney has expensed $9.3 million of storm-related disaster response costs and operating and casualty losses, of which $4.9 million was charged to operations during 2006, including $.9 million in the third quarter.

NOTE 3
MERGERS AND ACQUISITIONS
On October 5, 2006, Whitney announced a definitive agreement to acquire Signature Financial Holding, Inc. (Signature), headquartered in St. Petersburg, Florida. Signature is the parent of Signature Bank, which operates seven banking centers in the Tampa metropolitan area and had approximately $270 million in total assets and $220 million in deposits at September 30, 2006. Signature’s shareholders will receive approximately $62 million in cash and/or Whitney common stock, but no more than 49% of the total consideration will be paid in cash. Subject to approval by Signature’s shareholders, receipt of appropriate regulatory approvals and certain other closing conditions, this acquisition is expected to be completed in the first quarter of 2007.
On April 13, 2006, Whitney acquired First National Bancshares, Inc. of Bradenton, Florida (First National) and its subsidiary, 1st National Bank & Trust (1st National), which operates in the Tampa Bay area. 1st National had approximately $380 million in total assets, including a loan portfolio valued at $286 million, and $319 million in deposits at the acquisition date. The Company merged 1st National into Whitney National Bank in July 2006 upon completion of systems-integration work. First National shareholders received 2.2 million shares of Whitney common stock and cash totaling $41 million, for a total transaction value of approximately $116 million. Applying purchase accounting to this transaction, the Company recorded goodwill of $88 million and a $7 million intangible asset for the estimated value of deposit relationships with a weighted-average life of 2.3 years. No other material adjustments were required to record First National’s assets and liabilities at fair value.
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

NOTE 4
FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS
The balance of federal funds sold and short-term investments included the following:

	September 30	December 31
(in thousands)	2006	2005
Federal funds sold	$143,000	$304,500
Securities purchased under resale agreements	200,000	-
U. S. government agency discount notes	-	499,013
Other short-term interest-bearing investments	3,322	2,245
Total	$346,322	$805,758

Federal funds were sold on an overnight basis. The Company’s investment in U. S. government agency securities purchased under resale agreements at September 30, 2006 matures in less than one month. It is Whitney’s policy to take possession of securities purchased under resale agreements.

NOTE 5
LOANS

The composition of the Company’s loan portfolio was as follows:

	September 30		December 31
(in thousands)	2006		2005
Commercial, financial and agricultural	$2,591,733	38%	$2,685,894	41%
Real estate - commercial, construction and other	3,053,927	44	2,743,486	42
Real estate - residential mortgage	874,945	13	774,124	12
Individuals	332,035	5	357,093	5
Total	$6,852,640	100%	$6,560,597	100%

NOTE 6
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, IMPAIRED LOANS, AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Allowance at beginning of period	$80,715	$58,647	$90,028	$54,345
Allowance of acquired bank	-	-	2,908	3,648
Provision for credit losses	(1,500)	34,000	1,500	37,000
Loans charged off	(5,263)	(2,850)	(22,406)	(8,839)
Recoveries	681	1,149	2,603	4,792
Net charge-offs	(4,582)	(1,701)	(19,803)	(4,047)
Allowance at end of period	$74,633	$90,946	$74,633	$90,946

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows. The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Reserve at beginning of period	$ 300	$ -	$ 580	$ -
Provision for credit losses	1,500	-	1,220	-
Reserve at end of period	$1,800	$ -	$1,800	$ -

Information on loans evaluated for possible impairment loss follows:

	September 30	December 31
(in thousands)	2006	2005
Impaired loans
Requiring a loss allowance	$37,722	$54,994
Not requiring a loss allowance	10,985	4,789
Total recorded investment in impaired loans	$48,707	$59,783
Impairment loss allowance required	$9,338	$17,334

The following is a summary of nonperforming loans:

	September 30	December 31
(in thousands)	2006	2005
Loans accounted for on a nonaccrual basis	$54,277	$65,565
Restructured loans	-	30
Total nonperforming loans	$54,277	$65,595

NOTE 7
DEPOSITS
The composition of deposits was as follows:

	September 30	December 31
(in thousands)	2006	2005
Noninterest-bearing demand deposits	$2,864,705	$3,301,227
Interest-bearing deposits:
NOW account deposits	996,429	1,116,000
Money market deposits	1,172,037	1,103,510
Savings deposits	1,050,219	1,120,078
Other time deposits	757,424	717,938
Time deposits $100,000 and over	1,358,886	1,246,083
Total interest-bearing deposits	5,334,995	5,303,609
Total deposits	$8,199,700	$8,604,836

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers. Balances maintained in such products totaled $498 million at September 30, 2006 and $504 million at December 31, 2005. Most of these deposits mature on a daily basis.

NOTE 8
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows:

	September 30	December 31
(in thousands)	2006	2005
Other Assets
Net deferred income tax asset	$ 54,278	$ 53,065
Insurance claim receivable	19,748	21,895
Low-income housing tax credit fund investments	16,227	17,986
Prepaid pension asset	9,875	15,271
Cash surrender value of life insurance	9,689	9,575
Prepaid expenses	10,118	4,713
Miscellaneous investments, receivables and other assets	20,482	32,039
Total other assets	$140,417	$154,544
Accrued Expenses and Other Liabilities
Trade date obligations	$ 50,000	$ -
Accrued taxes and expenses	44,139	56,958
Dividend payable	14,624	12,159
Liability for postretirement benefits other than pensions	13,571	11,877
Reserve for losses on unfunded credit commitments	1,800	580
Miscellaneous payables, deferred income and other liabilities	18,736	17,665
Total accrued expenses and other liabilities	$142,870	$99,239

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

NOTE 9
EMPLOYEE BENEFIT PLANS

Retirement Plans
Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements. Based on currently available information, the Company does not anticipate making a contribution to the plan during 2006. The components of net pension expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Service cost for benefits during the period	$1,899	$1,706	$5,698	$5,221
Interest cost on benefit obligation	1,948	1,814	5,827	5,394
Expected return on plan assets	(2,458)	(2,098)	(7,380)	(6,255)
Amortization of:
Unrecognized net actuarial losses	451	244	1,312	675
Unrecognized prior service cost	(27)	(27)	(81)	(81)
Net periodic benefit expense	$1,813	$1,639	$5,376	$4,954

Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. The net pension expense for nonqualified plan benefits was approximately $.3 million for the third quarters of both 2006 and 2005. Year-to-date expense through September 30 was approximately $.8 million in each year.

Health and Welfare Plans
Whitney maintains health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
Whitney recognized a net periodic expense for postretirement benefits of approximately $.7 million in the third quarter of 2006 and $.6 million in the third quarter of 2005. Year-to-date expense through September 30 was $2.3 million in 2006 and $1.7 million in 2005. None of the individual components of the net periodic expense was individually significant for any period.

NOTE 10
SHARE-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate share-based compensation. The plans for both employees and directors have been approved by the Company’s shareholders. Descriptions of these plans, including the terms of awards and the number of Whitney shares authorized for issuance, were included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. At September 30, 2006, future awards with respect to 806,799 shares of Whitney common stock could be made under the employee plan and 1,198,676 shares under the directors’ plan. The shares available under the employee plan have been reduced by the maximum number of shares that could be issued with respect to performance-based awards. The stock issued for awards may come from unissued shares or shares held in treasury.

During June 2006, annual share-based compensation awards were made under each of these plans as follows:

(dollars in thousands, except per share data)	Number Awarded	Grant Date Fair Value of Option, Stock or Stock Unit	Total Share-based Compensation

Long-term incentive plan for employees:
Performance-based restricted stock units	(a)	$35.01	$20,284	(b)
Stock options	238,800	7.23	1,727
Directors' compensation plan:
Stock grant	8,775	35.37	310
Stock options	58,500	8.10	474

(a) Number of shares that potentially could be issued ranges from 684,980 to none. As of September 30, 2006, 579,365 shares are expected to ultimately be issued.
(b)  Based on market price of Whitney common stock on the grant date and number of shares that are ultimately expected to be issued, taking into consideration expected performance factors and forfeitures.

Employees forfeit their restricted stock units if they terminate employment within three years of the award date, although they can retain a prorated number of units in the case of retirement, death, disability and, in limited circumstances, involuntary termination. During the three-year period, they cannot transfer or otherwise dispose of the units awarded. The restricted stock units that ultimately vest will be determined with reference to Whitney’s financial performance over a three-year period in relation to that of a designated peer group. The directors’ stock grant is fully vested upon award. Prior to 2006, the Company had awarded performance-based restricted stock, but with substantially the same terms as the restricted units.
The Company has recognized compensation expense with respect to restricted stock and stock units of $9.9 million in 2006, including $3.7 million in the third quarter. During 2005, Whitney recognized compensation expense with respect to restricted stock awards totaling $2.4 million for the third quarter and $7.6 million year-to-date through September 30, 2005. Unrecognized compensation related to restricted stock and stock units totaled $28.2 million at September 30, 2006. This compensation will be recognized over an expected weighted-average period of 2.3 years. At September 30, 2006, 1,333,744 shares with a weighted-average grant-date fair value of $32.49 per share were expected to ultimately become vested and issued under performance-based stock and stock unit awards. At December 31, 2005, the total was 875,685 shares with a per share value of $27.81. During the first nine months of 2006, updated performance expectations added 172,819 shares with a weighted-average fair value of $30.70 per share to the total of shares expected to become vested. In the same period, employees vested in 282,901 shares with a value per share of $22.44 and a total value of $6.3 million and forfeited their rights to 12,712 shares with a weighted-average per share value of $29.16.
Employees can first exercise their stock options from the 2006 award three years from the grant date, provided they are still employed. A prorated number of options can vest and become immediately exercisable upon an employee’s retirement, death or disability within this three-year period. All employee options expire after ten years, although an earlier expiration applies in the case of retirement, death or disability. The exercise price for employee options is set at an amount not lower than the opening market price for Whitney’s stock on the grant date. Before

2006, employee stock options were awarded without the three-year service requirement, but otherwise had substantially the same terms as the options awarded in 2006. Directors’ stock options are immediately exercisable and expire no later than ten years from the grant date. The exercise price for directors’ options is set at the closing market price for the Company’s stock on the grant date.
The following table summarizes stock option activity for 2006.

			Weighted-
		Weighted-	Average
		Average	Years to
	Number	Exercise Price	Expiration
Outstanding at December 31, 2005	2,908,044	$24.38	6.6
Options granted	297,300	35.40
Options exercised	(334,772)	21.03
Options forfeited	(6,000)	30.34
Outstanding at September 30, 2006	2,864,572	$25.91	6.5
Exercisable at September 30, 2006	2,625,772	$25.04	6.2

The options held by employees and directors at September 30, 2006, both those outstanding and those exercisable, had an intrinsic value of approximately $28.2 million based on the closing market price for Whitney’s stock on that date. The intrinsic value of options exercised during 2006 totaled $4.7 million as of the exercise dates. The Company received exercise proceeds totaling $6.6 million and realized a tax benefit of $1.4 million year-to-date through September 30, 2006. During the first nine months of 2005, options to acquire 548,272 shares were exercised with a total intrinsic value of $5.7 million. These exercises yielded $10.9 million of cash proceeds and a realized tax benefit of $1.7 million year-to-date through September 30, 2005. The tax benefit in each period was credited to capital surplus. The impact of the tax benefit was reported as a cash flow from financing activities in the consolidated statement of cash flows for 2006 and as a cash flow from operations in 2005.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Whitney must apply SFAS No. 123R to all awards granted after December 31, 2005 and to awards modified, repurchased, or cancelled after that date. The revised standard established the fair value-based method as the exclusive method of accounting for share-based compensation, with only limited exceptions. Under SFAS No. 123R, the grant-date fair value of equity instruments, including stock options, awarded to employees determines the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the required service period.
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
The following shows the effect on net income and earnings per share if Whitney had applied the provisions of SFAS No. 123 to measure and to recognize share-based compensation expense in 2005 for all awards, both options and restricted stock.

	Three Months	Nine Months
	Ended	Ended
(dollars in thousands, except per share data)	September 30, 2005	September 30, 2005
Net income	$9,123	$67,200
Share-based compensation expense included
in reported net income, net of related tax effects	1,544	4,913
Share-based compensation expense determined
under SFAS No. 123, net of related tax effects	(1,185)	(6,424)
Pro forma net income	$9,482	$65,689
Earnings per share:
Basic - as reported	$.15	$1.09
Basic - pro forma	.15	1.06
Diluted - as reported	.14	1.07
Diluted - pro forma	.15	1.05
Weighted-average fair value of options awarded	-	$6.09

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
Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. A number of such commitments are used only partially or, in some cases, not at all before they expire. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Loan commitments generally have fixed expiration dates and may require payment of a fee. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates, and many lines remain partly or wholly unused.
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. A substantial majority of standby letters of credit outstanding at September 30, 2006 have a term of one year or less.
The Bank’s exposure to credit losses from these financial instruments is represented by their contractual amounts. The Bank follows its standard credit policies in approving loan facilities and financial guarantees and requires collateral support if warranted. The required collateral could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property. See Note 6 for a summary analysis of changes in the reserve for losses on unfunded credit commitments.
A summary of off-balance-sheet financial instruments follows:

	September 30	December 31
(in thousands)	2006	2005
Commitments to extend credit - revolving	$2,099,993	$1,834,415
Commitments to extend credit - nonrevolving	504,420	593,667
Credit card and personal credit lines	553,473	507,733
Standby and other letters of credit	403,526	365,582

NOTE 13
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share data)	2006	2005	2006	2005
Numerator:
Net income	$35,191	$9,123	$110,753	$67,200
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$35,191	$9,123	$110,753	$67,200
Denominator:
Weighted-average shares outstanding	65,444,539	62,699,332	64,399,751	61,764,918
Effect of potentially dilutive securities
and contingently issuable shares	1,146,991	879,791	1,189,659	992,838
Denominator for diluted earnings per share	66,591,530	63,579,123	65,589,410	62,757,756
Earnings per share:
Basic	$.54	$.15	$1.72	$1.09
Diluted	.53	.14	1.69	1.07
Antidilutive stock options	238,800	502,825	83,099	169,450

NOTE 14
ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires an employer to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the plan’s specified benefit obligation, which would be the projected benefit obligation for a pension plan and the accumulated benefit obligation for other postretirement plans. Under SFAS No. 158, the gains or losses and prior service costs or credits that arise in a period but are not immediately recognized as components of net periodic benefit expense will now be recognized, net of tax, as a component of other comprehensive income. The amounts included in accumulated other comprehensive income will be adjusted as they are recognized as components of net periodic benefit expense in subsequent periods. Whitney will initially recognize the funded status of its postretirement plans and provide certain additional disclosures required by this statement in its December 31, 2006 year-end financial statements. The amounts to be recognized are not yet determinable. SFAS No. 158 also requires an employer to measure plan assets and obligations as of the date of the employer’s fiscal year-end. This requirement is effective for the Company’s 2008 fiscal year.
Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to increase consistency and comparability in fair value measurements and provide for expanded disclosures about the development of such measurements and their effect on earnings. Although the statement does not require any new fair value measurements, its definition of fair value and the framework it establishes for measuring fair value in generally accepted accounting principles will result in some changes from current practice. Whitney has not completed its evaluation of the potential impact of this statement.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes, when it is more likely than not that the position will be sustained based on its technical merits. The interpretation also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should be derecognized as well as various other accounting, presentation and disclosure matters. This interpretation is effective for Whitney’s 2007 fiscal year. Application of this interpretation is not expected to have a material impact on Whitney’s financial condition or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation. Whitney adopted the provisions of SFAS No. 123R beginning January 1, 2006. Information about the more significant provisions of this standard is presented in Note 10.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	Third Quarter	Second Quarter	Third Quarter	Nine Months ended September 30
(dollars in thousands, except per share data)	2006	2006	2005	2006	2005
QUARTER-END BALANCE SHEET DATA
Total assets	$10,098,175	$10,427,716	$9,431,253	$10,098,175	$9,431,253
Earning assets	9,203,856	9,489,364	8,247,993	9,203,856	8,247,993
Loans	6,852,640	6,860,746	6,462,623	6,852,640	6,462,623
Investment securities	1,980,664	1,822,119	1,719,026	1,980,664	1,719,026
Deposits	8,199,700	8,623,661	7,478,921	8,199,700	7,478,921
Shareholders' equity	1,113,111	1,072,764	945,229	1,113,111	945,229
AVERAGE BALANCE SHEET DATA
Total assets	$10,218,601	$10,552,631	$8,999,177	$10,311,510	$8,688,833
Earning assets	9,320,563	9,665,927	8,158,377	9,412,166	7,955,598
Loans	6,837,875	6,792,224	6,332,291	6,714,722	6,011,389
Investment securities	1,893,125	1,787,210	1,752,317	1,794,635	1,892,291
Deposits	8,399,368	8,790,845	7,229,462	8,577,067	6,971,880
Shareholders' equity	1,095,628	1,061,216	966,771	1,044,540	929,561
INCOME STATEMENT DATA
Interest income	$159,450	$156,199	$120,910	$457,641	$337,102
Interest expense	39,679	34,950	23,225	103,384	56,429
Net interest income	119,771	121,249	97,685	354,257	280,673
Net interest income (TE)	121,344	122,804	99,116	358,892	285,072
Provision for credit losses	-	760	34,000	2,720	37,000
Noninterest income	21,348	21,243	20,305	63,767	63,907
Net securities gains in noninterest income	-	-	-	-	68
Noninterest expense	89,230	82,933	71,678	251,303	210,321
Net income	35,191	39,413	9,123	110,753	67,200
KEY RATIOS
Return on average assets	1.37%	1.50%	.40%	1.44%	1.03%
Return on average shareholders' equity	12.74	14.90	3.74	14.18	9.67
Net interest margin (TE)	5.17	5.09	4.83	5.10	4.79
Average loans to average deposits	81.41	77.26	87.59	78.29	86.22
Efficiency ratio	62.53	57.41	60.02	59.46	60.28
Allowance for loan losses to loans	1.09	1.18	1.41	1.09	1.41
Nonperforming assets to loans plus foreclosed
assets and surplus property	.80	.83	.69	.80	.69
Annualized net charge-offs to average loans	.27	.73	.11	.39	.09
Average shareholders' equity to average assets	10.72	10.06	10.74	10.13	10.70
Shareholders' equity to total assets	11.02	10.29	10.02	11.02	10.02
Leverage ratio	8.35	7.82	8.45	8.35	8.45
COMMON SHARE DATA
Earnings Per Share
Basic	$.54	$.61	$.15	$1.72	$1.09
Diluted	.53	.60	.14	1.69	1.07
Dividends
Cash dividends per share	$.27	$.27	$.25	$.81	$.73
Dividend payout ratio	50.79%	45.04%	173.41%	47.64%	68.21%
Book Value Per Share	$16.90	$16.31	$14.94	$16.90	$14.94
Trading Data
High sales price	$37.00	$37.26	$33.69	$37.26	$33.69
Low sales price	34.42	33.80	26.60	27.27	26.60
End-of-period closing price	35.77	35.37	27.04	35.77	27.04
Trading volume	10,339,045	13,719,163	18,314,726	38,469,336	34,258,321
Average Shares Outstanding
Basic	65,444,539	64,890,893	62,699,332	64,399,751	61,764,918
Diluted	66,591,530	66,197,108	63,579,123	65,589,410	62,757,756
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2005 to September 30, 2006 and on their results of operations during the third quarters of 2006 and 2005 and during the nine-month periods through September 30 in each year. Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1. This discussion and analysis should be read in conjunction with the Company’s 2005 annual report on Form 10-K.

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
The forward-looking statements made in this discussion include, but may not be limited to, (a) comments on the financial repercussions of natural disasters, including the impact on the allowance for credit losses and related provision, deposit balances, liquidity and on certain categories of noninterest expense; (b) expectations expressed about insurance recoveries of storm-related casualty losses and repair and rebuilding costs; (c) expectations about Whitney’s operational resiliency in the event of natural disasters and projections of costs associated with disasters; (d) comments on conditions impacting certain sectors of the loan portfolio; (e) information about changes in the duration of the investment portfolio with changes in market rates; (f) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (g) discussion of the performance of Whitney’s net interest income assuming certain conditions; and (h) comments on expected trends or changes in expense levels for share-based compensation and retirement benefits.
Whitney’s ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

●
changes in economic and business conditions, including those caused by past or future natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of Whitney’s customer base;

●	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;

●	changes in laws and regulations that significantly affect the activities of the banking industry and the industry’s competitive position relative to other financial service providers;
●	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
●	Whitney's ability to effectively expand into new markets;
●	the cost and other effects of material contingencies, including litigation contingencies and insurance recoveries;
●	Whitney's ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;
●	Whitney's ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;
●	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;
●	management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes.

You are cautioned not to place undue reliance on these forward-looking statements. Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW

UPDATE ON IMPACT OF NATURAL DISASTERS
Two strong hurricanes struck portions of Whitney’s service area during the third quarter of 2005. The following sections summarize the more significant continuing financial repercussions of these natural disasters for the Company and the Bank.

Credit Quality and Credit-related Losses
    Relationship officers have closely monitored the performance of storm-impacted loan customers. Information provided by these officers and statistics on the performance of consumer credits were factored into management’s determination of the allowance for loan losses at September 30, 2006. The significant overall uncertainties that complicated management’s early assessments of storm-related credit losses have largely been addressed in the year since the storms, and the storms’ impact on credit quality is primarily being reflected in the normal process for determining the loan loss allowance and reserves for losses on unfunded credit commitments. Some important uncertainties remain, however, including those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the economic prospects of the storm-impacted area as a whole. Management will continue to monitor the resolution of these uncertainties when determining future loss allowances and reserves.

Disaster Response Costs, Casualty Losses, Business Interruption and Related Insurance
The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that require replacement, relocation or major renovation. Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. All significant disaster response costs have been incurred and included where appropriate in an insurance claim receivable based on management’s understanding of the underlying coverage. The bulk of costs to replace or renovate facilities will be incurred in future periods, and these will be included in the insurance claims as appropriate. Management projects that casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods; however, this is contingent upon reaching agreement with insurance carriers.

Deposit Growth and Liquidity Management
The Bank experienced a rapid accumulation of deposits in the months following the storms. Although some of the factors that contributed to this accumulation were still present during the third quarter of 2006, these funds have been experiencing some anticipated run-off, and management is monitoring the ongoing stability of these deposits as part of the Company’s overall asset/liability management process. Whitney invested a major portion of the funds from this post-storm deposit influx into short-term liquidity-management securities. Significant additional government funds to cover uninsured property losses and to support the rebuilding process are becoming available in the storm-impacted markets, but only limited distributions had been made by the end of 2006’s third quarter. Whitney does not expect significant near-term deposit growth related to these funds.

HIGHLIGHTS OF FINANCIAL RESULTS
Whitney earned $35.2 million in the quarter ended September 30, 2006, compared to net income of $9.1 million reported for the third quarter of 2005. Per share earnings were $.54 per basic share and $.53 per diluted share in 2006’s third quarter, compared to $.15 and $.14, respectively, for the year-earlier period.
Year-to-date earnings were $111 million in 2006 and $67.2 million in 2005. Per share earnings were $1.72 per basic share and $1.69 per diluted share in 2006, compared to $1.09 and $1.07, respectively in 2005. The results for the third quarter of 2006 included approximately $6.4 million in expenses associated with the late-summer hurricanes of 2005. This total included both the cost to implement initiatives that reduced the exposure of the Company’s operations to future disasters and improved operational resilience as well as certain increased operating costs and additional expenditures directly related to the 2005 storms. The components of these expenses are covered in more detail in the “Noninterest Expense” section of the discussion of “Results of Operations” below. The storms’ impact on the prior year’s quarterly earnings was mainly reflected in the $34 million provision for credit losses for that period and $1.1 million in casualty losses.
On April 13, 2006, Whitney acquired First National Bancshares, Inc. of Bradenton, Florida (First National) and its subsidiary, 1st National Bank & Trust (1st National), which operates in the Tampa Bay area. 1st National had approximately $380 million in total assets, including a loan portfolio valued at $286 million, and $319 million in deposits at the acquisition date. First National shareholders received 2.2 million shares of Whitney common stock and cash totaling $41 million, for a total transaction value of approximately $116 million. The Company merged 1st National into the Bank in July 2006. Whitney’s financial information for 2006 includes the results from these acquired operations since the acquisition date.
Selected third quarter highlights follow:
●
Whitney’s net interest income (TE) for the third quarter of 2006 increased $22.2 million, or 22%, compared to the third quarter of 2005, driven by both the 14% increase in average earning assets and a wider net interest margin. The net interest margin (TE) was 5.17% for the third quarter of 2006, up 34 basis points from the year-earlier period. The net interest margin for the third quarter of 2006 was up 8 basis points from the 5.09% margin in 2006’s second quarter, but a decline in average earning assets, prompted by some recent run-off of deposits, led to a small decrease in net interest income between these periods.

●
Average total loans for the quarter, including loans held for sale, were up 7%, or $471 million, compared to the third quarter of 2005, with approximately 5% associated with the 1st National acquisition. With the funding of some recent deposit losses, short-term investments for the third quarter of 2006 decreased on average by $492 million from 2006’s second quarter, but were still $550 million higher than in the third quarter of 2005. As noted earlier, total average earning assets for the quarter were up a net 14%, or $1.16 billion, compared to the third quarter of 2005.

●
Whitney made no overall provision for credit losses in the third quarter of 2006. The provision for credit losses includes both the provision for loan losses and the provision for loss reserves established against unfunded credit commitments. The Company recorded a $1.5 negative provision for loan losses in the current period, compared to a $34 million provision in the third quarter of 2005 that reflected management’s initial estimate of the impact of the 2005 storms. Net charge-offs totaled $4.6 million in 2006’s third quarter, compared to $1.7 million in the third quarter of 2005. For the third quarter of 2006, Whitney provided $1.5 million for reserves on unfunded credit commitments, mainly related to a storm-affected commercial customer. There was no loss provision for unfunded credit commitments in the third quarter of 2005.

●
Noninterest income increased 5% from the third quarter of 2005. Improvements were noted in a number of income categories, reflecting both internal growth and contributions from acquired operations. Deposit service charge income was down 6% compared to the third quarter of 2005. The residual additional liquidity in the deposit base from the post-storm build-up continued to reduce comparative charging opportunities in the current period, and fee potential from business customers declined as the earnings credit allowed against account charges rose between these periods with short-term market rates.

●
Noninterest expense increased 24%, or $17.6 million, from 2005’s third quarter. As noted earlier, the third quarter of 2006 included approximately $6.4 million in expenses associated directly and indirectly with the late-summer hurricanes of 2005. Incremental operating costs associated with 1st National totaled approximately $2.3 million in the third quarter of 2006, and the amortization of intangibles acquired in this transaction added another $.7 million to expense for the current year’s period. Whitney’s personnel expense increased 13%, or $5.5 million, in total, including approximately $1.4 million for the 1st National staff. Compensation expense under management incentive programs increased by $2.3 million in the third quarter of 2006 compared to the year-earlier period, mainly related to share-based compensation earned under Whitney’s long-term incentive plan.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE AND RESERVES FOR CREDIT LOSSES
Loan Portfolio Developments
Total loans increased $292 million, or 4%, from year-end 2005 to the end of 2006’s third quarter, and were up 6%, or $390 million, from the end of 2005’s third quarter. Whitney acquired a $286 million loan portfolio with 1st National in April 2006. Table 1 shows loan balances by type of loan at September 30, 2006 and at the end of the four prior quarters. The following discussion provides a brief overview of the composition of the different portfolio segments and the customers served in each as well as recent changes.

TABLE 1. LOANS
	2006			2005
(dollars in thousands)	September 30	June 30	March 31	December 31	September 30
Commercial, financial and
agricultural	$2,591,733	$2,640,588	$2,595,056	$2,685,894	$2,614,414
Real estate - commercial,
construction and other	3,053,927	3,025,366	2,780,340	2,743,486	2,684,353
Real estate -
residential mortgage	874,945	851,569	771,547	774,124	790,823
Individuals	332,035	343,223	341,696	357,093	373,033
Total loans	$6,852,640	$6,860,746	$6,488,639	$6,560,597	$6,462,623

The portfolio of commercial loans, other than those secured by real property, decreased 4%, or $94 million, between year-end 2005 and September 30, 2006. Advances on existing credits and a steady pace of newly originated loans in certain parts of Whitney’s market area were offset by paydowns and payoffs, partly reflecting strong cash flows to customers in certain industry segments such as oil and gas and construction contractors as well as the application of storm-related insurance proceeds. This portfolio sector was relatively stable compared to the end of 2005’s third quarter, and was little impacted by the 1st National acquisition. Overall the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation and maritime construction, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio category from year-end 2005.
Loans outstanding to oil and gas industry customers represented approximately 9% of total loans at September 30, 2006, consistent with the percentage at year-end 2005. The major portion of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities. With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years.
Outstanding balances under participations in larger shared-credit loan commitments totaled $375 million at the end of 2006’s third quarter, including approximately $54 million related to the oil and gas industry. This total is up $24 million from year-end 2005. Substantially all such shared credits are with customers operating in Whitney’s market area.
The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used in commercial or industrial operations. This portfolio sector grew 11%, or $310 million, from December 31, 2005, and has increased 14%, or $370 million, since the end of the third quarter of 2005. The 1st National acquisition added approximately $204 million to this category in 2006, mainly related to commercial mortgages. Whitney continues to develop new business in this highly competitive sector throughout its market area in addition to financing new projects for its established customer base. The more recent activity in this portfolio sector has been driven by condominium and apartment projects and single-family residential development, particularly in the eastern Gulf Coast region, and by the development of retail, office and industrial properties by customers throughout Whitney’s market area. The future pace of new real estate project financing will reflect the level of confidence by Whitney and its customers in the sustainability of favorable economic conditions. The rate of portfolio growth in a given period will also be affected by the refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.
The residential mortgage loan portfolio increased 13%, or $101 million, from the end of 2005 to September 30, 2006, and was up 11% from a year earlier. Growth in this category has mostly come from acquisitions, with additional support from the promotion of targeted home loan products held in the portfolio. Whitney continues to sell most conventional residential mortgage loan production in the secondary market.
Loans to individuals include various consumer installment and credit line products. Some storm-related factors are evident in the decrease in this portfolio category since September 30, 2005, including the application of insurance proceeds and some reduction in credit demand associated with the ongoing disruption of normal routines for individuals from the most affected areas.

Credit Risk Management and Allowance and Reserves for Credit Losses
General Discussion of Credit Risk Management and Determination of Credit Loss Allowance and Loss Reserve
Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by its Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company. Lending officers are responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines. An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting process.
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
The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit, and management establishes reserves as needed for its estimate of probable losses on such commitments.

Management’s Assessment of Storms’ Impact on Credit Quality
The significant overall uncertainties that complicated management’s early assessments of storm-related credit losses have largely been addressed in the year since the storms, and the storms’ impact on credit quality is primarily being reflected in the normal process for managing credit risk and determining the loan loss allowance and reserves for losses on unfunded credit commitments. The detailed review process that was applied to commercial and commercial real estate loans in the year following the storms was not logistically feasible for the residential mortgage and consumer credit components of the storm-impacted portfolio. Management has applied incremental loss factors to this portfolio based on accumulated statistics on loss experience.

Credit Quality Statistics and Components of Credit Loss Allowance and Loss Reserve
Table 2 provides information on nonperforming loans and other nonperforming assets at September 30, 2006 and at the end of the previous four quarters. Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment. There was a $1.5 million decrease in the allowance for impaired loans between June 30, 2006 and September 30, 2006, reflecting charge-off activity and other changes during the third quarter of 2006. Overall there have been no significant trends related to industries or markets underlying the changes in nonperforming assets.

TABLE 2. NONPERFORMING ASSETS
	2006			2005
(dollars in thousands)	September 30	June 30	March 31	December 31	September 30
Loans accounted for on a nonaccrual basis	$54,277	$56,188	$65,494	$65,565	$43,763
Restructured loans	-	-	28	30	30
Total nonperforming loans	$54,277	56,188	65,522	65,595	43,793
Foreclosed assets and surplus property	301	695	652	1,708	794
Total nonperforming assets	$54,578	$56,883	$66,174	$67,303	$44,587
Loans 90 days past due still accruing	$8,963	$7,354	$3,956	$13,728	$5,358
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	.80%	.83%	1.02%	1.03%	.69%
Allowance for loan losses to
nonperforming loans	138	144	136	137	208
Loans 90 days past due still accruing to loans	.13	.11	.06	.21	.08

During the third quarter of 2006, there was an $18 million decrease in the total of loans criticized through the internal credit risk classification process. Criticized loans at September 30, 2006 included $9 million of loans whose full repayment is in doubt, unchanged from June 30, 2006. Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected decreased a net of $10 million during the current quarter, to a total of $137 million at September 30, 2006. Loans warranting special attention totaled $75 million at September 30, 2006, down $8 million from June 30, 2006. The allowance determined for criticized loans at September 30, 2006, other than those separately evaluated for impairment, was $1.2 million lower than that determined at the end of 2006’s second quarter.
Management reduced its remaining special storm-related component of the allowance by $2.5 million in the third quarter of 2006 to reflect a sustained, better than anticipated performance by consumer credits and other loans from storm-affected areas that are not subjected to individual credit reviews.
The overall allowance determined as of September 30, 2006 was $6.1 million less than the allowance at June 30, 2006.
For the third quarter of 2006, Whitney increased its loss reserve on unfunded credit commitments by $1.5 million, mainly related to letters of credit and unused loan facilities with a storm-affected commercial customer.

Table 3 compares third quarter and year-to-date activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments for 2006 with the comparable periods of 2005.

TABLE 3. SUMMARY OF ACTIVITY - ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2006	2005	2006	2005
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$80,715	$58,647	$90,028	$54,345
Allowance of acquired bank	-	-	2,908	3,648
Provision for credit losses	(1,500)	34,000	1,500	37,000
Loans charged to the allowance:
Commercial, financial and agricultural	(4,776)	(2,064)	(13,941)	(6,200)
Real estate - commercial, construction and other	-	-	(6,325)	(318)
Real estate - residential mortgage	(24)	(68)	(419)	(249)
Individuals	(463)	(718)	(1,721)	(2,072)
Total charge-offs	(5,263)	(2,850)	(22,406)	(8,839)
Recoveries of loans previously charged off:
Commercial, financial and agricultural	342	858	1,122	2,474
Real estate - commercial, construction and other	18	49	188	881
Real estate - residential mortgage	54	24	212	191
Individuals	267	218	1,081	1,246
Total recoveries	681	1,149	2,603	4,792
Net charge-offs	(4,582)	(1,701)	(19,803)	(4,047)
Allowance at end of period	$74,633	$90,946	$74,633	$90,946
Ratios:
Annualized net charge-offs to average loans	.27%	.11%	.39%	.09%
Annualized gross charge-offs to average loans	.31	.18	.44	.20
Recoveries to gross charge-offs	12.94	40.32	11.62	54.21
Allowance for loan losses to loans at period end	1.09	1.41	1.09	1.41
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$ 300	$ -	$ 580	$ -
Provision for credit losses	1,500	-	1,220	-
Reserve at end of period	$1,800	$ -	$1,800	$ -

INVESTMENT SECURITIES
The investment securities portfolio balance increased by $339 million, or 21%, from year-end 2005 to September 30, 2006. Average investment securities have increased 8%, or $141 million, from the third quarter of 2005 to 2006’s third quarter. The composition of the average portfolio of investment securities and effective yields are shown in Table 7.
The mix of investments in the portfolio did not change significantly during the first nine months of 2006. The duration of the overall investment portfolio was 2.5 years at September 30, 2006, and would extend to 3.4 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model. Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates. At December 31, 2005, the portfolio’s estimated duration was 3.0 years.
Securities available for sale made up the bulk of the total investment portfolio at September 30, 2006. Gross unrealized losses on securities available for sale totaled $32 million at September 30, 2006 and were mainly related to mortgage-backed securities and certain longer-maturity U. S. government agency securities. The gross losses represented 2.3% of the total amortized cost of the underlying securities. Substantially all the unrealized losses at September 30, 2006 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no value impairment related to credit quality in the portfolio. In addition, management has the intent and ability to hold these securities until the market-based impairment is recovered; therefore, no value impairment was evaluated as other than temporary.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Deposits at September 30, 2006, excluding the deposits acquired with 1st National in April 2006, were lower by $608 million, or 7%, compared to the level at year-end 2005, with $342 million of the total reduction coming in the current year’s third quarter. Although the timing could not be predicted, some run-off of the post-storm deposit accumulation had been expected as the recovery process continues, the inflows from insurance proceeds diminish and the initial disaster-assistance programs are completed. Compared to September 30, 2005, deposits at the end of the current quarter, also excluding deposits associated with 1st National, were up 7%, or $518 million. Table 4 presents the composition of deposits at September 30, 2006 and at the end of the previous four quarters. The composition of average deposits and the effective rates on interest-bearing deposits for the third and second quarters of 2006 and the third quarter of 2005 and for the nine-month period in each year are presented in Table 7.

TABLE 4. DEPOSIT COMPOSITION
	2006						2005
(dollars in thousands)	September 30		June 30		March 31		December 31		September 30
Noninterest-bearing
demand deposits	$2,864,705	35%	$3,087,502	36%	$3,189,552	37%	$3,301,227	38%	$2,668,493	36%
Interest-bearing deposits:
NOW account deposits	996,429	12	1,037,343	12	1,090,894	12	1,116,000	13	917,861	12
Money market deposits	1,172,037	14	1,188,350	14	1,095,554	13	1,103,510	13	1,146,188	15
Savings deposits	1,050,219	13	1,171,817	13	1,214,840	14	1,120,078	13	847,628	11
Other time deposits	757,424	9	771,140	9	716,833	8	717,938	8	728,539	10
Time deposits
$100,000 and over	1,358,886	17	1,367,509	16	1,376,103	16	1,246,083	15	1,170,212	16
Total interest-bearing	5,334,995	65	5,536,159	64	5,494,224	63	5,303,609	62	4,810,428	64
Total	$8,199,700	100%	$8,623,661	100%	$8,683,776	100%	$8,604,836	100%	$7,478,921	100%

     The Company maintained a favorable mix of deposits at September 30, 2006. Noninterest-bearing demand deposits comprised 35% of total deposits at September 30, 2006, compared to 36% a year earlier, and total lower-cost deposits, which exclude time deposits, made up nearly three-quarters of deposits at the end of each period. The post-storm influx of deposits was initially concentrated in noninterest-bearing and certain other lower-cost deposit products, particularly personal savings accounts. The recent run-off of these storm-related deposits as well as some migration to higher-yielding products contributed to an 11%, or $707 million, decrease in lower-cost deposits from year-end 2005 to September 30, 2006, excluding the deposits associated with 1st National.
    Higher-cost time deposits at September 30, 2006 were up 5%, or $98 million, compared to year-end 2005, again excluding 1st National accounts. Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes. Whitney has attracted these funds partly as an alternative to other short-term borrowings. Customers held $498 million of funds in treasury-management deposit products at September 30, 2006, similar to the amount held at December 31, 2005, and up $109 million from a year earlier. Public fund time deposits totaled approximately $212 million at the end of the third quarter of 2006, which was up $40 million from year-end 2005 and $18 million from September 30, 2005.
    Short-term and other borrowings at September 30, 2006 were up $193 million from year-end 2005. The main source of short-term borrowings continues to be the sale of securities under repurchase agreements to customers using Whitney’s treasury management sweep product. The total of borrowings from customers under repurchase agreements increased $277 million since the end of 2005, including the movement of some funds from noninterest-bearing demand and other lower-cost deposit categories.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.11 billion at September 30, 2006, which was an increase of $152 million from the end of 2005. The 2.2 million shares issued in the acquisition of First National Bancshares, Inc. in April 2006 were valued at $75 million. For the first three quarters of 2006, the Company retained $58 million of earnings, net of dividends declared, and recognized $17 million in additional equity from activity in share-based compensation plans for employees and directors, including option exercises. The Company declared dividends during the first three quarters of 2006 that represented a payout totaling 48% of earnings for the period. The dividend payout ratio in 2005 was 60% for the full year.
The ratios in Table 5 indicate that the Company remained strongly capitalized at September 30, 2006. The increase in risk-weighted assets from the end of 2005 reflected mainly the impact of the First National acquisition. Goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets. These intangible assets, however, are also deducted in determining regulatory capital and thereby serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 5. RISK-BASED CAPITAL AND CAPITAL RATIOS
	September 30	December 31
(dollars in thousands)	2006	2005
Tier 1 regulatory capital	$829,409	$765,881
Tier 2 regulatory capital	76,433	90,608
Total regulatory capital	$905,842	$856,489
Risk-weighted assets	$8,156,980	$7,746,046
Ratios
Leverage (Tier 1 capital to average assets)	8.35%	8.21%
Tier 1 capital to risk-weighted assets	10.17	9.89
Total capital to risk-weighted assets	11.11	11.06
Shareholders’ equity to total assets	11.02	9.51

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
As noted earlier, the Bank experienced a rapid accumulation of deposits in the months following the storms in 2005. Whitney invested a significant portion of the accumulated funds in short-term liquidity-management securities and has reduced these investments to satisfy the anticipated run-off of these deposits during 2006 as the recovery process continues. Significant additional government funds to cover uninsured property losses and to support the rebuilding process are becoming available in the storm-impacted markets, but only limited distributions had been made by the end of 2006’s third quarter. Whitney does not expect significant near-term deposit growth related to these funds.
Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2006 and 2005.

At September 30, 2006, Whitney Holding Corporation had approximately $62 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases, or other corporate uses, before consideration of any future dividends that may be received from the Bank.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2005. The most significant obligations included operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses. As of September 30, 2006, the Bank had acquired several facility leases with 1st National and had entered into leases for several new bank branches as well as for space needed to implement initiatives to make Whitney’s operations more resilient in the face of natural disasters. Also in connection with these initiatives, the Bank had contracted to purchase or lease new equipment and related software. Obligations under the facility leases total approximately $16 million to be paid over terms ranging from three to twenty years, with approximately $6 million due within three years. Other new contractual obligations outstanding as of September 30, 2006 total approximately $7 million, substantially all of which will be paid over a three-year period. Management expects that most of the funds needed to repair or replace banking premises and equipment damaged or destroyed by the storms that struck in the summer of 2005 will be provided by insurance.

OFF-BALANCE SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments. Table 6 schedules these commitments as of September 30, 2006 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6. CREDIT-RELATED COMMITMENTS
(in thousands)	Commitments expiring by period from September 30, 2006
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Loan commitments - revolving	$2,099,993	$1,525,295	$295,130	$268,949	$10,619
Loan commitments - nonrevolving	504,420	298,229	206,191	-	-
Credit card and personal credit lines	553,473	553,473	-	-	-
Standby and other letters of credit	403,526	354,011	49,515	-	-
Total	$3,561,412	$2,731,008	$550,836	$268,949	$10,619

Revolving loan commitments are issued primarily to support commercial activities. The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. A number of such commitments are used only partially or, in some cases, not at all before they expire. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates, and many lines remain partly or wholly unused. Unfunded balances on revolving loan commitments and credit lines should not be used to project actual future liquidity requirements. Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank. Expectations about the level of draws under all credit-related commitments are incorporated into the Company’s liquidity and asset/liability management models.
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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures interest rate sensitivity primarily by running net interest income simulations. The net interest income simulations run at September 30, 2006 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2005. Based on these simulations, annual net interest income (TE) would be expected to increase $21.2 million, or 4.2%, and decrease $21.4 million, or 4.3%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and assumes a stable rate environment and structure. The comparable simulation run at year-end 2005 produced results that ranged from a positive impact on net interest income (TE) of $28.9 million, or 6.2%, to a negative impact of $31.9 million, or 6.8%. The actual impact that changes in interest rates have on net interest income will depend on many factors. These factors include Whitney’s ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes and corresponding movement in interest rate spreads and the level of success of asset/liability management strategies implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the third quarter of 2006 increased $22.2 million, or 22%, compared to the third quarter of 2005. Average earning assets were 14%, or $1.16 billion, higher in the third quarter of 2006 and the net interest margin (TE) improved 34 basis points to 5.17% from the year-earlier period. The net interest margin (TE) is net interest income (TE) as a percent of average earning assets. The most important factors behind the increase in net interest income between these periods were higher short-term market interest rates, loan growth, including growth through acquisitions, an increase in funding from lower-cost sources and the continued active management of the pricing structure for both loans and deposits. The net interest margin for the current quarter was up 8 basis points from the 5.09% margin in 2006’s second quarter, but a 4% decline in average earning assets, prompted by the recent run-off of deposits, led to a $1.5 million, or 1%, decrease in net interest income (TE) between these periods. Tables 7 and 8 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
A portion of the increase in average earning assets over the year-earlier period continued to reflect the significant influx of deposit funds that followed the late-summer hurricanes in 2005. These funds were mainly deployed in short-term investments that were on average $550 million higher in the current quarter compared to 2005’s third quarter. Average total loans, which in Table 7 include loans held for sale, were up 7%, or $471 million, for the quarter as compared to the third quarter of 2005, with approximately 5%, or $298 million, associated with the 1st National acquisition in April 2006. The overall yield on earning assets increased 90 basis points from the third quarter of 2005, despite the higher percentage of lower-yielding short-term investments in the earning asset mix in the current period. Liquidity-management investments increased to 6% of earning assets in the current period as compared to less than 1% in the third quarter of 2005, while loans comprised 74% of average earning assets for the third quarter of 2006, down from 78% in the year-earlier quarter. The main factor behind the overall yield improvement was the rise in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio. Loan yields (TE) for the third quarter of 2006 were up 119 basis points compared to 2005’s third quarter. The yield on the largely fixed-rate investment portfolio is less responsive to changes in market rates and the investment portfolio yield (TE) has fluctuated within a relatively narrow range from the third quarter of 2005 through the current year’s third quarter, increasing 38 basis points between these periods.
The growth in earning assets from the third quarter of 2005 to 2006’s third quarter was funded primarily by an increase in average deposits of 16%, or $1.17 billion, compared to the third quarter of 2005. Whitney’s efforts to control the upward market pressure on funding rates through deposit-pricing management was supported by the lingering favorable impact of the post-storm deposit build-up on the average mix of funds between these periods. The percentage of earning assets funded by noninterest-bearing deposits was 32% for the current quarter, up from 29% in 2005’s third quarter. Higher-cost sources of funds, which include time deposits and short-term borrowings, decreased to 29% of average earning assets in the most recent quarter from 33% in the third quarter of 2005. There was some shift in the funding mix toward higher-cost sources in the third quarter of 2006 compared to this year’s second quarter, partly related to 1st National’s deposit mix.

TABLE 7. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND
INTEREST YIELDS AND RATES

(dollars in thousands)	Third Quarter 2006			Second Quarter 2006			Third Quarter 2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$6,859,672	$131,553	7.61%	$6,819,009	$125,016	7.35%	$6,388,257	$103,362	6.42%

Mortgage-backed securities	1,226,754	14,250	4.65	1,161,298	13,192	4.54	1,133,359	12,046	4.25
U.S. agency securities	333,870	3,182	3.81	306,941	2,834	3.69	299,757	2,401	3.20
U.S. Treasury securities	41,333	301	2.89	49,501	350	2.84	49,332	354	2.85
Obligations of states and political
subdivisions (TE)	255,812	3,865	6.04	235,639	3,569	6.06	229,071	3,490	6.09
Other securities	35,356	507	5.74	33,831	480	5.68	40,798	525	5.15
Total investment securities	1,893,125	22,105	4.67	1,787,210	20,425	4.57	1,752,317	18,816	4.29
Federal funds sold and
short-term investments	567,766	7,365	5.15	1,059,708	12,313	4.66	17,803	163	3.63
Total earning assets	9,320,563	$161,023	6.86%	9,665,927	$157,754	6.54%	8,158,377	$122,341	5.96%
NONEARNING ASSETS
Other assets	979,218			979,310			899,980
Allowance for loan losses	(81,180)			(92,606)			(59,180)
Total assets	$10,218,601			$10,552,631			$8,999,177

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,035,996	$2,311.88%		$1,103,044	$1,819.66%		$905,054	$1,281.56%
Money market deposits	1,190,108	8,020	2.67	1,191,957	5,647	1.90	1,180,310	3,225	1.08
Savings deposits	1,107,258	2,884	1.03	1,207,309	3,088	1.03	817,981	1,739.84
Other time deposits	759,924	5,955	3.11	769,823	5,550	2.89	742,275	3,500	1.87
Time deposits $100,000 and over	1,343,005	14,026	4.14	1,376,216	13,475	3.93	1,186,506	8,204	2.74
Total interest-bearing deposits	5,436,291	33,196	2.42	5,648,349	29,579	2.10	4,832,126	17,949	1.47
Short-term and other borrowings	598,830	6,483	4.30	570,602	5,371	3.78	723,929	5,276	2.89
Total interest-bearing liabilities	6,035,121	$39,679	2.61%	6,218,951	$34,950	2.25%	5,556,055	$23,225	1.66%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	2,963,077			3,142,496			2,397,336
Other liabilities	124,775			129,968			79,015
Shareholders' equity	1,095,628			1,061,216			966,771
Total liabilities and
shareholders' equity	$10,218,601			$10,552,631			$8,999,177

Net interest income and margin (TE)		$121,344	5.17%		$122,804	5.09%		$99,116	4.83%
Net earning assets and spread	$3,285,442		4.25%	$3,446,976		4.29%	$2,602,322		4.30%
Interest cost of funding earning assets			1.69%			1.45%			1.13%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $53,754, 63,826, and $20,040, respectively, in the third and second quarters of 2006 and the third quarter of 2005.

TABLE 7. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND
INTEREST YIELDS AND RATES (continued)
	Nine Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2006			September 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b)(c)	$6,742,438	$370,314	7.34%	$6,043,117	$279,578	6.18%

Mortgage-backed securities	1,162,613	39,626	4.54	1,226,370	39,444	4.29
U.S. agency securities	311,669	8,531	3.65	321,948	7,915	3.28
U.S. Treasury securities	46,706	999	2.86	65,999	1,632	3.31
Obligations of states and political
subdivisions (TE)	239,736	10,898	6.06	239,554	11,098	6.18
Other securities	33,911	1,438	5.65	38,420	1,378	4.78
Total investment securities	1,794,635	61,492	4.57	1,892,291	61,467	4.33
Federal funds sold and
short-term investments	875,093	30,470	4.66	20,190	456	3.02
Total earning assets	9,412,166	$462,276	6.56%	7,955,598	$341,501	5.74%
NONEARNING ASSETS
Other assets	987,428			790,597
Allowance for loan losses	(88,084)			(57,362)
Total assets	$10,311,510		$8,688,833

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,076,615	$5,693.71%		$902,035	$3,427.51%
Money market deposits	1,163,515	17,927	2.06	1,211,138	8,421.93
Savings deposits	1,165,577	8,878	1.02	782,048	3,771.64
Other time deposits	749,178	15,951	2.85	723,717	8,887	1.64
Time deposits $100,000 and over	1,324,122	38,598	3.90	1,087,374	19,246	2.37
Total interest-bearing deposits	5,479,007	87,047	2.12	4,706,312	43,752	1.24
Short-term and other borrowings	567,275	16,337	3.85	713,571	12,677	2.38
Total interest-bearing liabilities	6,046,282	$103,384	2.29%	5,419,883	$56,429	1.39%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	3,098,060			2,265,568
Other liabilities	122,628			73,821
Shareholders' equity	1,044,540			929,561
Total liabilities and
shareholders' equity	$10,311,510			$8,688,833

Net interest income and margin (TE)		$358,892	5.10%		$285,072	4.79%
Net earning assets and spread	$3,365,884		4.27%	$2,535,715		4.35%
Interest cost of funding earning assets			1.46%			.95%

(a)Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b)Includes loans held for sale.
(c)Average balance includes nonaccruing loans of $60,946 in 2006 and $20,818 in 2005.

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Third Quarter 2006 Compared to:						Nine Months Ended September 30,
	Second Quarter 2006			Third Quarter 2005			2006 Compared to 2005
	Due to		Total	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease )	Volume	Yield/Rate	(Decrease )	Volume	Yield/Rate	(Decrease )
INTEREST INCOME (TE)
Loans (TE)	$952	$5,585	$6,537	$8,030	$20,161	$28,191	$34,667	$56,069	$90,736

Mortgage-backed securities	756	302	1,058	1,036	1,168	2,204	(2,108)	2,290	182
U.S. agency securities	254	94	348	293	488	781	(259)	875	616
U.S. Treasury securities	(56)	7	(49)	(58)	5	(53)	(433)	(200)	(633)
Obligations of states and political
subdivisions (TE)	305	(9)	296	404	(29)	375	8	(208)	(200)
Other securities	22	5	27	(74)	56	(18)	(173)	233	60
Total investment securities	1,281	399	1,680	1,601	1,688	3,289	(2,965)	2,990	25
Federal funds sold and
short-term investments	(6,137)	1,189	(4,948)	7,106	96	7,202	29,635	379	30,014
Total interest income (TE)	(3,904)	7,173	3,269	16,737	21,945	38,682	61,337	59,438	120,775

INTEREST EXPENSE
NOW account deposits	(112)	604	492	207	823	1,030	749	1,517	2,266
Money market deposits	(8)	2,381	2,373	27	4,768	4,795	(344)	9,850	9,506
Savings deposits	(229)	25	(204)	700	445	1,145	2,341	2,766	5,107
Other time deposits	(63)	468	405	85	2,370	2,455	323	6,741	7,064
Time deposits $100,000 and over	(284)	835	551	1,196	4,626	5,822	4,873	14,479	19,352
Total interest-bearing deposits	(696)	4,313	3,617	2,215	13,032	15,247	7,942	35,353	43,295
Short-term and other borrowings	294	818	1,112	(1,013)	2,220	1,207	(3,000)	6,660	3,660
Total interest expense	(402)	5,131	4,729	1,202	15,252	16,454	4,942	42,013	46,955
Change in net interest income (TE)	$(3,502)	$2,042	$(1,460)	$15,535	$6,693	$22,228	$56,395	$17,425	$73,820

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

The overall cost of funds for the current year’s third quarter was up 56 basis points from the third quarter of 2005. The rate on lower-cost interest-bearing deposits increased 72 basis points from the third quarter of 2005 to the third quarter of 2006. Rates paid on higher-cost sources of funds are most sensitive to market rate changes, reflecting in part the cost of attracting public funds and excess liquidity from certain corporate and private banking customers. The rate on higher-cost funding sources in 2006’s third quarter was up 135 basis points from the year-earlier period. Whitney’s ability to maintain a favorable mix and cost of funding sources over the longer term will depend on, among other factors, its continued success in retaining and growing the deposit base in a highly competitive environment and in managing its deposit-pricing structure as rates change on alternative financial products.
For the first nine months of 2006, net interest income (TE) increased 26%, or $73.8 million, compared to the first nine months of 2005. Average earning assets increased 18% between these periods, and the net interest margin widened by 31 basis points to 5.10% in 2006. Loan yields (TE) improved by 116 basis points in the first nine months of 2006. Average loans represented 72% of average earning assets for the period, down from 76% for the year-to-date period in 2005, while short-term liquidity-management investments increased to 9% in 2006 from less than 1% in 2005. The overall yield on earning assets for the first nine months of 2006 was up 82 basis points from the year-earlier period. The overall cost of funds increased 51 basis points between these periods. Noninterest-bearing deposits funded 33% of earning assets on average in the first nine months of 2006, up from 28% in 2005, while the percentage of earning assets funded by total higher-cost sources decreased to 28% in 2006 from 32% in 2005. Substantially the same factors that affected the mix and rates for earning assets and funding sources in the third quarter of 2006 were evident for the year-to-date period.

PROVISION FOR CREDIT LOSSES
Whitney made no overall provision for credit losses in the third quarter of 2006. The provision for credit losses includes both the provision for loan losses as well as the provision for loss reserves established against unfunded credit commitments. The Company recorded a negative $1.5 million provision for loan losses in the current period, compared to a $34 million provision in the third quarter of 2005 that reflected management’s initial estimate of the impact of the 2005 storms. Net loan charge-offs totaled $4.6 million in the 2006’s third quarter, compared to $1.7 million in the third quarter of 2005. For the third quarter of 2006, Whitney provided $1.5 million for reserves on unfunded credit commitments. There was no loss provision with respect to unfunded credit commitments in the third quarter of 2005.
The year-to-date provision for credit losses in 2006 was $2.7 million, including a $1.5 provision for loan losses and a $1.2 million provision for reserves on unfunded credit commitments. In 2005, the provision for credit losses totaled $37 million, all for loan losses. Net loan charge-offs were $19.8 million for the first nine months of 2006 and $4.0 million for the comparable period in 2005. The current year’s total included the $12.3 million charge-off of one storm-impacted commercial relationship in the second quarter of 2006, against which a substantial allowance had been established in prior periods.
For a more detailed discussion of changes in the allowance for loans losses, the reserve for losses on unfunded credit commitments, nonperforming assets and general credit quality, see the earlier section on “Loans, Credit Risk Management and Allowance and Reserve for Credit Losses.” The future level of the allowance and reserves and provisions for credit losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
Noninterest income totaled $21.3 million for the third quarter of 2006, up 5%, or $1.0 million, from the third quarter of 2005.
Deposit service charge income decreased 6%, or $.5 million in total, compared to the third quarter of 2005. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.
Account maintenance fees for business customers in the third quarter of 2006 were down 20%, or $.4 million, compared to 2005’s third quarter, and personal account fees were also lower. Charges earned on specific transactions and services were little changed compared to the third quarter of 2005. Fee potential from business customers declined as the earnings credit allowed against account charges rose between these periods with short-term market rates. The remaining additional liquidity in the deposit base from the post-storm build-up continued to reduce fee potential from both business and personal accounts, including that related to specific transactions. This impact has abated as the excess liquidity runs off, and deposit service charge income has improved each quarter since the fourth quarter of 2005.
Bank card fees, both credit and debit cards, increased a combined 35%, or $1.0 million, compared to 2005’s third quarter, mainly reflecting higher transaction volumes. The addition of 1st National’s trust business, ongoing customer development efforts and improved market conditions helped increase trust service fees by 24%, or $.5 million, for the third quarter of 2006.
The categories comprising other noninterest income were stable in total compared to the third quarter of 2005. Fees from investment and insurance brokerage services increased $.4 million compared to 2005’s third quarter, including a contribution from 1st National’s operations. ATM fees increased $.3 million, partly reflecting the institution of a temporary fee-waiver policy following the 2005 storms and reduced machine availability in storm-affected areas in the third quarter of 2005. These and other improvements in fee income were offset by an $.8 million reduction in net gains on sales and other revenue from surplus banking property and foreclosed assets recognized in the third quarter of 2006 compared to the year-earlier period.
Noninterest income was $63.8 million through the first nine months of 2006, down slightly from $63.9 million for the first nine months of 2005. Whitney received distributions totaling $1.1 million in 2005 from the sale of the PULSE electronic transaction network in which the Bank was a member. The total for other noninterest income categories for the first nine months of 2005 also included a combined $3.9 million in gains on sales of and other revenue from foreclosed assets and gains on sales of surplus banking property. This was $2.0 million higher than the total recognized from such sources in the first nine months of 2006.
Excluding the PULSE network sale distributions and additional revenue from foreclosed assets and surplus property, noninterest income in the first nine months of 2006 was 5%, or $3.0 million, higher than in the year-earlier period. Year-to-date changes in individual income categories from the prior year were for the most part consistent with the quarterly changes discussed above and were driven by substantially the same factors.

NONINTEREST EXPENSE
Total noninterest expense of $89.2 million in the third quarter of 2006 was 24%, or $17.6 million, higher than the total for the year-earlier period.
As noted earlier, the third quarter of 2006 included approximately $6.4 million in expenses associated with the late-summer hurricanes of 2005. The Company revised its disaster recovery plans and operating arrangements before the start of the 2006 hurricane season, including moving its mainframe data processing equipment and critical servers to the Dallas metropolitan area from the New Orleans area, and is developing longer-range plans to make its critical operations more resilient, with less exposure to disasters of any type. The expense associated with these initiatives totaled approximately $4.1 million for the third quarter of 2006. This total includes both recurring items that mainly impact the occupancy, data processing and equipment, and telecommunications expense categories, and certain periodic or nonrecurring items, such as $1.1 million for professional services and $1.5 million for contingency housing contracts. These initiatives should significantly reduce the direct and indirect costs associated with future natural disasters. As a result of the catastrophic 2005 storm season, the Company also saw the cost of its casualty insurance coverage increase by $.9 million for the third quarter of 2006. The difficult insurance market is impacting businesses and individuals across the Gulf Coast region, and the coverage limits available for wind damage have been reduced significantly. In addition, Whitney expensed costs and operating losses directly related to the 2005 storms totaling $.9 million in the third quarter of 2006, compared to $1.1 million in the year-earlier period. Year-to-date in 2006, these expenses totaled $4.9 million, and some additional costs, mainly related to services to help manage insurance claims, will likely be incurred through the end of the year. These expenses, together with the cost of the contingency housing and a $.5 million contribution to a disaster-relief fund for the Company’s employees in the third quarter of 2006, have been reported in the total of other noninterest expense.
Incremental operating costs associated with 1st National totaled approximately $2.3 million in the third quarter of 2006, and the amortization of intangibles acquired in this transaction added $.7 million to expense for the current year’s period.
Whitney’s personnel expense increased 13% between the third quarters of 2006 and 2005 and represented more than half of the Company’s noninterest expense in each period. Employee compensation increased 14%, or $4.8 million, and the cost of employee benefits was up 9%, or $.7 million.
Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 9%, or $2.5 million, including approximately $1.2 million for the 1st National staff. Compensation expense associated with management incentive programs increased by $2.3 million in the third quarter of 2006 compared to the year-earlier period, mainly related to share-based compensation earned under Whitney’s long-term incentive plan. Annual stock-based compensation for 2006, including the value of stock option awards, which is expensed under accounting standards effective for 2006, is currently projected to be $4.5 million higher than in 2005.
Higher costs of providing pension and retiree health benefits accounted for $.4 million of the total increase in employee benefits in the third quarter of 2006. The annual increase in expense for these retirement benefits in 2006 is expected to be approximately $1.4 million.
Net occupancy expense increased 35%, or $2.1 million, in total in 2006’s third quarter compared to the third quarter of 2005, with over half related to the higher cost of casualty insurance and other storm-related factors noted earlier. Additional factors behind this increase included the cost of acquired operations, de novo branch expansion and higher energy costs.
Equipment and data processing expense increased 32%, or $1.4 million, in total, at least two-thirds of which reflected the impact of the initiatives to improve operational resiliency in the event of a natural disaster, as mentioned earlier. This impact as well as the cost of acquired operations and expenses added for other planned upgrades to systems and equipment, new applications and de novo branch expansion were partly offset by expense reductions, including those related to the phase-in of an ATM outsourcing contract during 2005 and storm-related facility closures.
Approximately half of the $2.2 million increase in the expense for legal and other professional services was for the consulting assistance on the disaster-related initiatives. The third quarter of 2006 also included some costs associated with the 1st National system conversion.
The expense categories included in other noninterest expense were up $5.1 million on a combined basis compared to the third quarter of 2005, including the cost of disaster contingency housing and other storm-related items mentioned above. The current quarter’s total also included an additional $.6 million for expanded marketing activities in 2006 and $.4 million for the ATM outsourcing contract. In the third quarter of 2005, storm-related disruptions to the operations of both Whitney and its vendors had reduced certain expense categories below normal levels.
On November 2, 2006, the Federal Deposit Insurance Corporation (FDIC) adopted final regulations that set the deposit insurance assessment rates that will take effect in 2007. The new rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the highest category under the FDIC’s risk-based assessment system. Under the existing rate structure, this group of institutions, which includes Whitney, has been charged no assessment for a number of years. Based on recent deposit levels and the Bank’s current risk classification, the annual expense for the minimum assessment would range from approximately $3.5 million to $5.5 million. A one-time assessment credit, currently estimated at $6.0 million, is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010.
For the nine-month period in 2006, noninterest expense totaled $251 million. This was a 19%, or $41.0 million, increase compared to the first nine months of 2005. Expenses associated with the late-summer hurricanes of 2005 totaled approximately $11.7 million year-to-date through September 30, 2006, compared to $1.1 million for the comparable period in 2005. The incremental operating costs for 1st National’s operations and other banking operations acquired in the second quarter of 2005, totaled approximately $6.3 million for the first nine months of 2006, and the related amortization of intangibles added $1.8 million to expense for the current year’s period. Year-to-date personnel expense was up 10% from 2005, or $12.9 million in total. Employee compensation increased 11%, or $11.1 million, while employee benefits rose 7%, or $1.7 million. Base pay and sales-based incentive compensation was up 9%, or $7.3 million, with $3.4 million for acquired operations. Management incentive compensation increased $3.8 million, again mainly related to share-based compensation. Defined benefit pension expense and the cost of providing health benefits to retirees increased a combined $1.1 million for the year-to-date period, and acquired operations added $.4 million to year-to-date employee benefits expense in 2006.

The changes in other major noninterest expense categories between the first nine months of 2005 and 2006 were influenced mainly by the same factors cited in the discussion of quarterly results above.

INCOME TAXES
The Company provided for income tax expense at an effective rate of 32.2% in the third quarter of 2006 compared to a rate of 25.9% in 2005’s third quarter. Year-to-date, the rate was 32.5% in 2006 and 30.9% in 2005. Whitney’s effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects. Because of the sharp reduction in pre-tax income in the third quarter of 2005, mainly related to the storm-related provision for credit losses, tax-exempt interest and tax credits had a more pronounced impact on the effective rate for the quarterly and year-to-date periods in that year.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 2006	-	-	-	-
August 2006	-	-	-	-
September 2006	8,889 (2)	$35.81	-	-

(1)	No repurchase plans were in effect during the third quarter of 2006.
(2)	Represents shares tendered to the Company as consideration for the exercise price of employee stock options.

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

WHITNEY HOLDING CORPORATION
                        (Registrant)

By:  /s/  Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

November 9, 2006
Date

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1
Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

Exhibit 3.2
Copy of the Company’s Bylaws, as amended September 27, 2006 (filed as Exhibit 3.01 to the Company’s current report on Form 8-K filed on October 2, 2006 (Commission file number 0-1026) and incorporated by reference).

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

Exhibit 31.1
CERTIFICATION

I, William L. Marks, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2006 of Whitney Holding Corporation;
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
Date: November 9, 2006

Exhibit 31.2
CERTIFICATION

I, Thomas L. Callicutt, Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2006 of Whitney Holding Corporation;
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
Date: November 9, 2006

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned officers of Whitney Holding Corporation (the Company), in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, based on their knowledge, that:

    (1) the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2006	By: /s/ William L. Marks
William L. Marks
Chairman of the Board and
Chief Executive Officer

Dated: November 9, 2006	By: /s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Executive Vice President and
Chief Financial Officer