Form 10-K
period 2006-12-31
WHITNEY HOLDING CORP
filed 2007-03-01
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006	Commission file number 0-1026

WHITNEY HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
Louisiana	72-6017893
(State of incorporation)	(I.R.S. Employer Identification No.)

228 St. Charles Avenue	(504) 586-7272
New Orleans, Louisiana 70130	(Registrant’s telephone number
(Address of principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, no par value	Nasdaq Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X    No _

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes_    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer _	Non-accelerated filer _

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_    No X

As of December 31, 2006, the aggregate market value of the registrant’s common stock (all shares are voting shares) held by nonaffiliates was approximately $2.23 billion (based on the closing price of the stock on June 30, 2006).

At February 28, 2007, 65,971,833 shares of the registrant’s no par value common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain specifically identified parts of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS
Page

PART IV
Item 15:	Exhibits and Financial Statement Schedules	87

Signatures		91

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

During 2006, Whitney acquired First National Bancshares, Inc. of Bradenton, Florida (First National) and its subsidiary, 1st National Bank & Trust (1st National), which operated in the Tampa Bay area. On October 5, 2006, Whitney announced a definitive agreement to acquire Signature Financial Holdings, Inc. (Signature), headquartered in St. Petersburg, Florida. Signature is the parent of Signature Bank, which operates seven banking centers in the Tampa metropolitan area. Subject to approval by Signature’s shareholders and certain other closing conditions, this acquisition is expected to be completed in the first quarter of 2007. Since early 1994, Whitney has acquired 19 separate banking operations involving over $3.4 billion of assets, with the more recent focus on banks in faster-growing markets such as those in certain parts of Florida and the Houston, Texas area. The Company will continue to seek opportunities to leverage its operations through acquisitions that expand existing market share or provide access to new parts of its market area with attractive deposit bases and economic fundamentals.

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

The Bank provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, cash management services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals and, together with its subsidiary, Whitney Securities, L.L.C., offers investment brokerage services and annuity products. Southern Coastal Insurance Agency, Inc., which was acquired in 2005 with the Company's purchase of Destin Bancshares, Inc., offers personal and business lines of insurance to customers in northwest Florida.

    The Company also owns Whitney Community Development Corporation (WCDC). WCDC was formed to provide financial support to corporations or projects that promote community welfare in areas with mainly low or moderate incomes. WCDC’s main activity has been to provide financing for the development of affordable housing.

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

The participants in the financial services industry are subject to varying degrees of regulation and governmental supervision. The following section summarizes certain important aspects of the supervision and regulation of banks and bank holding companies. Some of Whitney’s competitors that are not banks or bank holding companies may be subject to less regulation than are the Company and the Bank, and this may give them a competitive advantage. The current system of laws and regulations can change over time and this would influence the competitive positions of the participants in the financial services industry. We cannot predict whether these changes will be favorable or unfavorable to the Company and the Bank.

SUPERVISION AND REGULATION

The Company and the Bank are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations.  This supervision and regulation is primarily designed to protect depositors and the Bank, and not the Company or its shareholders.  The following summarizes certain of the more important statutory and regulatory provisions.

Supervisory Authorities
Whitney is a bank holding company, registered with and regulated by the Federal Reserve Board (FRB). The Bank is a national bank and, as such, is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC). Ongoing supervision is provided through regular examinations and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. As a result, the scope of routine examinations of the Company and the Bank is rather extensive. To facilitate supervision, the Company and the Bank are required to file periodic reports with the regulatory agencies, and much of this information is made available to the public by the agencies.

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

To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or more. If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the Federal Deposit Insurance Corporation (FDIC), are subject to growth limitations, and must submit a capital restoration plan that is guaranteed by the institution’s parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The capital ratios for both the Company and the Bank exceed the required minimums, and the capital ratios for the Bank make it eligible for classification as “well-capitalized” under current regulatory criteria.

FDICIA and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established a "prompt corrective action" program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels.  The FDIC and the other federal banking regulators are permitted to take increasingly harsh action as a bank's capital position or financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's leverage ratio reaches two percent.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital, such as when the regulatory agency finds that the institution is engaging in an unsafe or unsound practice.

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

Support of Subsidiary Banks by Holding Companies
    Under current FRB policy, Whitney is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank in circumstances where it might not do so absent such policy. In addition, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.

Limitations on Acquisitions of Bank Holding Companies
As a general proposition, other companies seeking to acquire control of a bank holding company such as Whitney would require the approval of the Federal Reserve Board under the BHCA. In addition, individuals or groups of individuals seeking to acquire control of a bank holding company would need to file a prior notice with the FRB (which the FRB may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or group of individuals acquires 10% or more of any class of voting securities of the bank holding company.  A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of the bank holding company.

Deposit Insurance
The Bank is a member of the FDIC, and its deposits are insured by the FDIC up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information - supervisory risk ratings for all institutions, financial ratios for most institutions, including Whitney, and long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the Bank. A one-time assessment credit is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premiums that took effect in 2007 range from ten cents to forty-three cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits.

Other Statutes and Regulations
The Company and the Bank are subject to a myriad of other statutes and regulations affecting their activities. Some of the more important are:

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

Sections 23A and 23B of the Federal Reserve Act. The Bank is limited in its ability to lend funds or engage in transactions with the Company or other nonbank affiliates of the Company, and all such transactions must be on an arms-length basis and on terms at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies. Outstanding loans from the Bank to the Company may not exceed 10% of the Bank’s capital stock and surplus, and these loans must be fully or over-collateralized.

Dividends. Whitney’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA), and the related regulations issued by federal banking agencies. The CRA states that all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA also charges a bank’s primary federal regulator, in connection with the examination of the institution or the evaluation of certain regulatory applications filed by the institution, with the responsibility to assess the institution’s record in fulfilling its obligations under the CRA. The regulatory agency’s assessment of the institution’s record is made available to the public. The Bank received an “outstanding” rating following its most recent CRA examination.

Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include provisions that:
•	limit the interest and other charges collected or contracted for by the Bank;
•	govern the Bank’s disclosures of credit terms to consumer borrowers;
•	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
•	prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•
require that the Bank safeguard the personal nonpublic information of its customers, provide annual notices to consumers regarding the usage and sharing of such information, and limit disclosure of such information to third parties except under specific circumstances; and

•	govern the manner in which the Bank may collect consumer debts.

The deposit operations of the Bank are also subject to laws and regulations that:
•	require the Bank to adequately disclose the interest rates and other terms of consumer deposit accounts;
•	impose a duty on the Bank to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and
•	govern automatic deposits to and withdrawals from deposit accounts with the Bank and the rights and liabilities of customers who use automated teller machines and other electronic banking services.

EMPLOYEES

At the end of 2006, the Company and the Bank had a total of 2,559 employees, or 2,484 employees on a full-time equivalent basis. Whitney affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

EXECUTIVE OFFICERS OF THE COMPANY

Name and Age	Position Held and Recent Business Experience

William L. Marks, 63	Chief Executive Officer and Chairman of the Board of the Company
and Whitney National Bank since 1990

R. King Milling, 66	President of the Company and Whitney National Bank since 1984;
Director of the Company and Whitney National Bank since 1978

Robert C. Baird, Jr., 56	Executive Vice President of the Company and Whitney National Bank
since 1995, Division Executive of Louisiana Banking

Thomas L. Callicutt, Jr., 59	Executive Vice President and Chief Financial Officer of the Company
and Whitney National Bank since 1999 and Treasurer of the Company since 2001

Rodney D. Chard, 64	Executive Vice President of the Company and Whitney National
Bank since 1996, Division Executive of Operations and Technology

Joseph S. Exnicios, 51	Executive Vice President of the Company and Whitney National Bank since
2004, Senior Vice President of Whitney National Bank from 1994 to 2004,
Division Executive of New Orleans Commercial Banking

John C. Hope III, 57	Executive Vice President of the Company since 1994 and of Whitney
National Bank since 1998, Division Executive of Gulf Coast Banking

Kevin P. Reed, 46	Executive Vice President of the Company and Whitney National Bank since
2004, Senior Vice President of Whitney National Bank from 1998 to 2004,
Division Executive of Trust & Wealth Management

Lewis P. Rogers, 54	Executive Vice President of the Company and Whitney National Bank since
2004, Senior Vice President of Whitney National Bank from 1998 to 2004,
Division Executive of Credit Administration

John M. Turner, Jr., 45	Executive Vice President of the Company and Whitney National Bank since
February 2005, Senior Vice President of Whitney National Bank from 1994 to 2005, Regional Executive - Eastern Region

AVAILABLE INFORMATION

The Company’s filings with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on Whitney’s website as soon as reasonably practicable after the Company files with the SEC. Copies can be obtained free of charge by visiting the Company’s website at www.whitneybank.com. The Company’s website is not incorporated into this annual report on Form 10-K.

Item 1A. RISK FACTORS

Whitney must recognize and attempt to manage a number of risks as it implements its strategies to successfully compete with other companies in the financial services industry. Some of the more important risks common to the industry and Whitney are:

•	credit risk, which is the risk that borrowers will be unable to meet their contractual obligations, leading to loan losses and reduced interest income;
•	market risk, which is the risk that changes in market rates and prices will adversely affect the results of operations or financial condition;
•	liquidity risk, which is the risk that funds will not be available at a reasonable cost to meet operating and strategic needs; and
•	operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events, such as natural disasters.

Although Whitney generally is not significantly more susceptible to adverse effects from these or other common risk factors than other industry participants, there are certain aspects of Whitney’s business model that may expose it to somewhat higher levels of risk and should be considered carefully in evaluating the Company’s overall risk profile.

Whitney’s profitability depends in substantial part on net interest income and on our ability to manage interest rate risk.

Whitney’s net interest income represented more than 75% of total revenues in each of the last five years. Net interest income is the difference between the interest earned on loans, investment securities and other earning assets, and interest owed on deposits and borrowings. Numerous and often interrelated factors influence Whitney’s ability to maintain and grow net interest income, and a number of these factors are addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Item 7. One of the most important factors is changes in market rates and in the relationship between these rates for different financial instruments and products and at different maturities. Such changes are generally outside the control of management and cannot be predicted with certainty. Although management applies significant resources to anticipating these changes and to developing and executing strategies for operating in an environment of change, they cannot eliminate the possibility that interest rate risk will negatively affect our net interest income and lead to earnings volatility.

Whitney’s market area is susceptible to hurricanes and tropical storms, which may increase the Company’s exposure to credit risk, operational risk and liquidity risk.

Most of Whitney’s market area lies within the coastal region of the five states bordering the Gulf of Mexico. This is an area that is susceptible to hurricanes and tropical storms. Within its broader market area, the greater New Orleans area is Whitney’s primary base of operations and is home to branches and relationship officers that service approximately 40% of the Bank’s total loans and 50% of total deposits at December 31, 2006.

Hurricane Katrina hit the greater New Orleans area and the Mississippi coast in August 2005, with lesser impacts on coastal Alabama and the western panhandle of Florida. Hurricane Rita made landfall the following month at the border of Texas and Louisiana, with a major impact on southwest Louisiana, including the Lake Charles area. These two storms caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas. The impact on the Company, both operationally and with respect to credit risk and liquidity, and the uncertainties that remain in the wake of these storms are covered in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Item 7.

Item 1B. UNRESOLVED STAFF COMMENTS

        None.

Item 2. PROPERTIES

The Company does not directly own real estate, but it does own real estate indirectly through its subsidiaries. The Company’s executive offices are located in downtown New Orleans in the main office facility owned by Whitney National Bank. The Bank also owns an operations center in the greater New Orleans area. The Bank makes portions of its main office facility and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to Whitney’s overall operations. The Bank maintains approximately 151 banking facilities in five states. The Bank owns approximately 70% of these facilities, and the remaining banking facilities are subject to leases, each of which management considers to be reasonable and appropriate to its location. Management ensures that all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

The Bank and a subsidiary hold a variety of property interests acquired through the years in settlement of loans. Note 9 to the consolidated financial statements included in Item 8 provides further information regarding such property interests and is incorporated here by reference.

Item 3: LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the Company’s business.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock trades on The Nasdaq Global Select Market under the symbol WTNY. The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K shows the high and low sales prices of the Company’s stock for each calendar quarter of 2006 and 2005, as reported on The Nasdaq Global Select Market, and is incorporated here by reference.

The approximate number of shareholders of record of the Company, as of February 28, 2007, was as follows:

                Title of Class     Shareholders of Record
Common Stock, no par value       5,384

Dividends declared by the Company are listed in the Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K, which is incorporated here by reference. For a description of certain restrictions on the payment of dividends see the section entitled “Supervision and Regulation” that appears in Item 1 of this annual report.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 2006	-	-	-	-
November 2006	8,589 (2)	$32.53	-	-
December 2006	-	-	-	-

(1)	No repurchase plans were in effect during the fourth quarter of 2006.
(2)	Represents shares that were tendered to the Company as consideration for the exercise price of employee stock options.

STOCK PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing.

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2001 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW 50 Total Return Index. The KBW 50 Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 large banking companies throughout the United States.

Comparison of 5-Year Cumulative Total Return
250
200
150
100
50
0
2001
2002
2003
2004
2005
2006
Whitney Holding Corporation Common Stock
KBW 50 Total Return Index
Nasdaq Total Return Index (U.S. Companies)

Item 6: SELECTED FINANCIAL DATA
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
	Years Ended December 31
(dollars in thousands, except per share data)	2006	2005	2004	2003	2002
YEAR-END BALANCE SHEET DATA
Total assets	$10,185,880	$10,109,006	$8,222,624	$7,754,982	$7,097,881
Earning assets	9,277,554	9,054,484	7,648,740	7,193,709	6,501,009
Loans	7,050,416	6,560,597	5,626,276	4,882,610	4,455,412
Investment securities	1,886,093	1,641,451	1,991,244	2,281,405	1,975,698
Deposits	8,433,308	8,604,836	6,612,607	6,158,582	5,782,879
Shareholders' equity	1,112,962	961,043	904,765	840,313	800,483
AVERAGE BALANCE SHEET DATA
Total assets	$10,242,838	$8,903,321	$7,890,183	$7,238,022	$7,016,675
Earning assets	9,349,262	8,098,998	7,327,233	6,717,863	6,492,791
Loans	6,776,794	6,137,676	5,179,734	4,595,868	4,372,194
Investment securities	1,824,646	1,836,228	2,120,594	2,004,245	1,816,216
Deposits	8,476,954	7,224,426	6,347,503	5,913,186	5,750,141
Shareholders' equity	1,065,303	935,362	881,477	823,698	760,725
INCOME STATEMENT DATA
Interest income	$616,371	$468,085	$360,772	$338,069	$370,909
Interest expense	145,160	80,986	40,682	43,509	75,701
Net interest income	471,211	387,099	320,090	294,560	295,208
Net interest income (TE)	477,423	392,979	326,237	300,115	300,134
Provision for credit losses	3,720	37,580	2,000	(3,500)	7,500
Noninterest income	84,791	82,235	82,523	89,504	85,185
Net securities gains in noninterest income	-	68	68	863	411
Noninterest expense	338,473	286,398	260,278	242,923	230,926
Net income	144,645	102,349	97,137	98,542	95,323
KEY RATIOS
Return on average assets	1.41%	1.15%	1.23%	1.36%	1.36%
Return on average shareholders' equity	13.58	10.94	11.02	11.96	12.53
Net interest margin	5.11	4.85	4.45	4.47	4.62
Average loans to average deposits	79.94	84.96	81.60	77.72	76.04
Efficiency ratio	60.20	60.28	63.69	62.49	60.00
Allowance for loan losses to loans	1.08	1.37	0.97	1.22	1.48
Nonperforming assets to loans plus foreclosed
and surplus property	0.81	1.03	.46	.62	.95
Net charge-offs to average loans	0.29	.08	.19	.07	.28
Average shareholders' equity to average assets	10.40	10.51	11.17	11.38	10.84
Shareholders' equity to total assets	10.93	9.51	11.00	10.84	11.28
Leverage ratio	8.76	8.21	9.56	10.13	9.76
COMMON SHARE DATA
Earnings Per Share
Basic	$2.24	$1.65	$1.59	$1.65	$1.59
Diluted	2.20	1.63	1.56	1.63	1.58
Dividends
Cash dividends per share	$1.08	$.98	$.89	$.82	$.74
Dividend payout ratio	48.85%	60.26%	56.99%	50.32%	46.50%
Book Value Per Share	$16.88	$15.17	$14.57	$13.85	$13.32
Trading Data
High price	$37.26	$33.69	$30.83	$27.55	$25.68
Low price	27.27	24.14	26.35	20.50	18.73
End-of-period closing price	32.62	27.56	29.99	27.33	22.22
Trading volume	49,401,341	50,434,066	27,662,252	34,386,386	32,889,785
Average Shares Outstanding
Basic	64,687,363	62,008,004	61,122,581	59,894,147	59,773,322
Diluted	65,853,149	62,953,293	62,083,043	60,594,201	60,182,316

Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income (excluding securities transactions).

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) and on their results of operations during 2006, 2005 and 2004. Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

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

The forward-looking statements made in this discussion include, but may not be limited to, (a) expectations expressed about insurance recoveries of storm-related casualty losses and repair and rebuilding costs; (b) expectations about Whitney’s operational resiliency in the event of natural disasters and projections of costs associated with disasters; (c) comments on conditions impacting certain sectors of the loan portfolio; (d) information about changes in the duration of the investment portfolio with changes in market rates; (e) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (f) discussion of the performance of Whitney’s net interest income assuming certain conditions; and (i) comments on expected trends or changes in expense levels for retirement benefits.

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

•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
•	changes in laws and regulations that significantly affect the activities of the banking industry and its competitive position relative to other financial service providers;
•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
•	Whitney’s ability to effectively expand into new markets;
•	the cost and other effects of material contingencies, including litigation contingencies and insurance recoveries;
•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;
•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;

•	the failure to attract and retain key personnel;
•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;
•	management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes.

You are cautioned not to place undue reliance on these forward-looking statements. Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW

UPDATE ON IMPACT OF NATURAL DISASTERS
Two strong hurricanes struck portions of Whitney’s service area in the late-summer of 2005. The following sections summarize some the more significant continuing financial repercussions of these natural disasters for the Company and the Bank.

Credit Quality and Allowance for Loan Losses
    Relationship officers have closely monitored the performance of storm-impacted loan customers. Information provided by these officers and statistics on the performance of consumer credits were factored into management’s determination of the allowance for loan losses at December 31, 2006. The significant overall uncertainties that complicated management’s early assessments of storm-related credit losses have largely been addressed in the year since the storms, and the storms’ impact on credit quality is primarily being reflected in the normal process for determining the loan loss allowance and reserves for losses on unfunded credit commitments. Some important uncertainties remain, however, including those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the economic prospects of the storm-impacted area as a whole. Management will continue to monitor the resolution of these uncertainties when determining future loss allowances and reserves.

Disaster Response Costs, Casualty Losses, Business Interruption and Related Insurance
The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that required replacement, relocation or major renovation. Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. All significant disaster response costs have been incurred and included where appropriate in an insurance claim receivable based on management’s understanding of the underlying coverage. The bulk of costs to replace or renovate facilities will be incurred in future periods, and these will be included in the insurance claims as appropriate. Management projects that casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods; however, this is contingent upon reaching agreement with insurance carriers.

HIGHLIGHTS OF FINANCIAL RESULTS

Whitney earned $145 million for the year ended December 31, 2006, compared with annual net income of $102 million in 2005. Per share earnings were $2.24 per basic share and $2.20 per diluted share in 2006, compared to $1.65 and $1.63, respectively, for 2005. The Bank saw a rapid build-up of deposits following the later-summer hurricanes of 2005 that impacted parts of Whitney’s market area, and the funds retained from these deposits during 2006 were a major factor behind the significant growth in average earning assets and net interest income compared to 2005. Annual average deposits in 2006 were up 17%, or $1.3 billion, from 2005. The results for 2006 also included approximately $16 million in expenses associated with the storms. This total included both the cost to implement initiatives that reduced the exposure of the Company’s operations to future disasters and improved operational resilience as well as certain increased operating costs and additional expenditures directly related to the 2005 storms. The components of these expenses are covered in more detail in the “Noninterest Expense” section of the discussion of “Results of Operations” below. Approximately $5 million of storm-related expenses were recognized in 2005. Management’s initial assessment of the storms’ impact on credit quality was the main factor in the $38 million annual provision for credit losses in 2005.

In April 2006, Whitney acquired First National Bancshares, Inc. of Bradenton, Florida (First National) and its subsidiary, 1st National Bank & Trust (1st National), which operated in the Tampa Bay area. 1st National had approximately $380 million in total assets, including a loan portfolio valued at $286 million, and $319 million in deposits at the acquisition date. First National shareholders received 2.2 million shares of Whitney common stock and cash totaling $41 million, for a total transaction value of approximately $116 million. The Company merged 1st National into the Bank in July 2006. Whitney’s financial information for 2006 includes the results from these acquired operations since the acquisition date.

The key components of 2006’s earnings performance follow:
•
Net interest income, on a taxable-equivalent (TE) basis, increased 21%, or $84.4 million, in 2006. Average earning assets were 15% higher in 2006, and the net interest margin (TE) widened by 26 basis points. The most important factors behind the increase in net interest income in 2006 were earning asset growth, supported in part by funds retained from the post-storm deposit build-up, higher short-term market interest rates, the favorable impact on the funding mix of post-storm liquidity in the deposit base, and active management of the pricing structure for both loans and deposits.

•
Whitney provided $3.7 million for credit losses in 2006, compared to a $37.6 million provision in 2005 that incorporated management’s early estimate of the impact of the 2005 storms. Net charge-offs totaled $19.4 million in 2006, including one $12.3 million storm-impacted credit, compared to $5.0 million in 2005. During 2006, there was a $53 million decrease in the total of loans criticized through the internal credit risk classification process.

•
Noninterest income increased 3%, or $2.6 million, between 2005 and 2006. Improvements were noted in a number of income categories, reflecting both internal growth and contributions from acquired operations. Deposit service charge income was down 8% compared to 2005. The residual additional liquidity in the deposit base from the post-storm build-up continued to reduce comparative charging opportunities in 2006, and fee potential from business customers declined as the earnings credit allowed against account charges rose between the years with short-term market rates.

•
Noninterest expense increased 18%, or $52.1 million, from 2006. As noted above, 2006 included approximately $16 million in expenses associated directly and indirectly with the late-summer hurricanes of 2005, compared to $5 million in 2005. Incremental operating costs associated with acquired operations, including amortization of intangibles, totaled approximately $10.4 million in 2006. Whitney’s personnel expense increased 9%, or $14.7 million, in total, including approximately $4.7 million related to acquired staff. Compensation expense under management incentive programs increased by $2.9 million in of 2006, almost all related to share-based compensation earned under Whitney’s long-term incentive plan.

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

Whitney believes that the determination of its estimate of the allowance for loan losses involves a higher degree of judgment and complexity than its application of other significant accounting policies. Factors considered in this determination and management’s process are discussed in Note 2 and in the following section on “Loans, Credit Risk Management and Allowance and Reserve for Credit Losses.” Although management believes it has identified appropriate factors for review and designed and implemented adequate procedures to support the estimation process that are consistently followed, the allowance remains an estimate about the effect of matters that are inherently uncertain. Over time, changes in economic conditions or the actual or perceived financial condition of Whitney’s credit customers or other factors can materially impact the allowance estimate, potentially subjecting the Company to significant earnings volatility.

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts Whitney recognizes and certain disclosures it makes in the consolidated financial statements related to the operation of these plans (see Note 15 in Item 8). Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. Recent trends in the cost of retirement benefits are discussed in the section on “Noninterest Expense.”

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments

Total loans increased 7%, or $490 million, during 2006. Whitney acquired a $286 million loan portfolio with 1st National in April 2006. Table 1 shows loan balances by type of loan at December 31, 2006 and at the end of the previous four years. The following discussion provides an overview of the composition of the different portfolio segments and the customers served in each as well as recent changes.

TABLE 1. LOANS OUTSTANDING BY TYPE
	December 31,
(in thousands)	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$2,725,531	$2,685,894	$2,399,794	$2,213,207	$1,917,859
Real estate - commercial, construction and other	3,094,004	2,743,486	2,209,975	1,726,212	1,584,099
Real estate - residential mortgage	893,091	774,124	685,732	619,869	638,703
Individuals	337,790	357,093	330,775	323,322	314,751
Total loans	$7,050,416	$6,560,597	$5,626,276	$4,882,610	$4,455,412

The portfolio of commercial loans, other than those secured by real property, increased 1%, or $40 million, between year-end 2005 and 2006. Advances on existing credits and a steady pace of newly originated loans in certain parts of Whitney’s market area during 2006 were largely offset by paydowns and payoffs, partly reflecting strong cash flows to customers in certain industry segments such as oil and gas and construction contractors as well as the application of storm-related insurance proceeds. The 1st National acquisition had little impact on this portfolio segment. Overall the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation and maritime construction, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities. There have been no major trends or changes in the concentration mix of this portfolio segment from year-end 2005.

Loans outstanding to oil and gas industry customers represented approximately 9% of total loans at December 31, 2006, consistent with the percentage at year-end 2005. The major portion of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities. The Bank seeks service and supply customers who are quality operators that can manage through volatile commodity price cycles. With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years. Outstanding loans to exploration and production companies totaled a little more than one third of the industry portfolio at the end of 2006, up slightly from year-end 2005. The Bank has a petroleum engineer on staff who participates in the underwriting of loans to exploration and production customers. Management, through the Bank’s Credit Policy Committee, monitors both industry fundamentals and portfolio performance and credit quality on a formal ongoing basis and establishes and adjusts internal exposure guidelines as a percent of capital both for the industry as a whole and for individual sectors within the industry. The level of activity in this industry continues to have an important impact on the economies of certain portions of Whitney’s market area, particularly Houston and southern Louisiana.

Outstanding balances under participations in larger shared-credit loan commitments totaled $383 million at the end of 2006, including approximately $91 million related to the oil and gas industry. The total outstanding is up $32 million from year-end 2005. Substantially all such shared credits are with customers operating in Whitney’s market area.

The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used in commercial or industrial operations. This portfolio sector grew 13%, or $351 million, during 2006. The 1st National acquisition added approximately $230 million to this category in 2006, mainly related to commercial mortgages. Whitney continues to develop new business in this highly competitive sector throughout its market area in addition to financing new projects for its established customer base. The more recent activity in this portfolio sector has been driven by condominium and apartment projects and single-family residential development, particularly in the eastern Gulf Coast region, and by the development of retail, office and industrial properties by customers throughout Whitney’s market area. For several years, there has been little new financing activity for hotel and other hospitality industry projects, which has largely been concentrated in the New Orleans metropolitan area. The future pace of new real estate project financing will reflect the level of confidence by Whitney and its customers in the sustainability of economic conditions favorable to successful project completion. The rate of portfolio growth in a given period will also be affected by the refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold. The Bank’s Credit Policy Committee has also set exposure guidelines for the overall portfolio of commercial real estate loans as well as for loans to developers or owner-users that are secured by various subcategories of property. As with lending to the oil and gas industry, management regularly monitors real estate industry fundamentals and portfolio credit quality.

The residential mortgage loan portfolio increased 15%, or $119 million, from the end of 2005 to year-end 2006. This growth came mostly from acquisitions, with support from the continued promotion of targeted home loan products held in the portfolio. Whitney continues to sell most conventional residential mortgage loan production in the secondary market.

Loans to individuals include various consumer installment and credit line products. Some storm-related factors are evident in the decrease in this portfolio category since the end of 2005, including the application of insurance proceeds and some reduction in credit demand associated with the ongoing disruption of normal routines for individuals from the most affected areas.

Table 2 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Approximately 60% of the value of loans with a maturity greater than one year carries a fixed rate of interest.

TABLE 2. LOAN MATURITIES BY TYPE
	December 31, 2006
	One year	One through	More than
(in thousands)	or less	five years	five years	Total
Commercial, financial and agricultural	$1,767,402	$ 927,951	$ 30,178	$2,725,531
Real estate - commercial, construction and other	1,174,200	1,605,988	313,816	3,094,004
Real estate - residential mortgage	135,980	495,883	261,228	893,091
Individuals	166,360	156,299	15,131	337,790
Total	$3,243,942	$3,186,121	$620,353	$7,050,416

Credit Risk Management and Allowance and Reserve for Credit Losses
General Discussion of Credit Risk Management and Determination of Credit Loss Allowance and Reserve
Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by its Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company. Written credit policies define underwriting criteria, concentration guidelines, and lending approval processes that cover individual authority and the appropriate involvement of regional loan committees and a senior loan committee. The senior loan committee is composed of the Bank’s senior lenders, senior officers in Credit Administration, the President and the Chairman and Chief Executive Officer.

Commercial credits, including commercial real estate loans, are underwritten principally based upon cash flow coverage, but additional support is regularly obtained through collateralization and guarantees. Commercial loans are typically relationship-based rather than transaction-driven. Loan concentrations are monitored monthly by management and the Board of Directors. Consumer loans are centrally underwritten with reference to the customer’s debt capacity and with the support of automated credit scoring tools, including appropriate secondary review procedures.

A strong monitoring process is the key to early identification of problem credits. Lending officers are responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines. An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting processes. Once a problem relationship over a certain size threshold is identified, a quarterly watch committee process is initiated. The watch committee, composed of senior lending and credit administration management, must approve any substantive changes to identified problem credits and will assign relationships to a special credits department when appropriate.

Management’s evaluation of credit risk in the loan portfolio is reflected in the estimate of probable losses inherent in the portfolio that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this evaluation over time are reflected in the provision for credit losses charged to expense. The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.

The recorded allowance encompasses three elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality and groups of homogeneous loans not individually rated; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company.

Criticized loans are credits with above-average weaknesses as identified through the internal risk-rating process. Criticized loans include those that are deemed to be impaired as defined by Statement of Financial Accounting Standards (SFAS) No. 114. Specific allowances are determined for impaired loans based on the present value of expected future cash flows discounted at the loan’s contractual interest rate, the fair value of the collateral if the loan is collateral dependent, or, when available, the loan’s observable market price. The allowance for the remainder of criticized loans is calculated by applying loss factors to loan balances aggregated by the severity of the internal risk rating. The loss factors applied to criticized loans are determined with reference to the results of migration analysis, which analyzes the charge-off experience over time for loans within each rating category.

For the second element of the allowance, loans assessed as having average or better credit quality with similar risk ratings and homogeneous loans not subject to individual rating, such as residential mortgage loans, consumer installment loans and draws under consumer credit lines, are grouped together and individual loss factors are applied to each group. The loss factors for homogeneous loan groups are based on average historical charge-off information. Industry-based factors are applied to other portfolio segments for which migration analysis has not been implemented.

Determining the final element of the allowance involves assessing how other current factors, both internal and external, impact the accuracy of results obtained for the other two elements. Internally, management must consider whether trends have been identified in the quality of underwriting and loan administration as well as in the timely identification of credit quality issues. Management also monitors shifts in portfolio concentrations and other changes in portfolio characteristics that indicate levels of risk not fully captured in the loss factors. External factors include local and national economic trends, as well as changes in the economic fundamentals of specific industries that are well-represented in Whitney’s customer base. Management has established procedures to help ensure a consistent approach to this inherently judgmental process over time.

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit, and management establishes reserves as needed for its estimate of probable losses on such commitments.

        Management’s Assessment of Storms’ Impact on Credit Quality and Related Uncertainties
The significant overall uncertainties that complicated management’s early assessments of storm-related credit losses have largely been addressed by the end of 2006, and the storms’ impact on credit quality is primarily being reflected in the normal process for managing credit risk and determining the loan loss allowance and reserve for losses on unfunded credit commitments.

Loan officers completed individual assessments of the impact of the storms on all significant commercial and commercial real estate loan customers in the affected areas and initiated risk rating changes as needed, with confirmation of the conclusions by the credit review function. Whitney’s commercial relationships include many larger corporate borrowers with significant resources who serve multiple market areas, have the ability to shift physical operations and are backed by strong guarantors. The loan officers’ reviews generally confirmed management’s expectation that most of these customers would show limited immediate or near-term adverse effects from the storms, although one larger commercial credit with a manufacturer that was promptly identified as nonperforming has subsequently been charged off, as noted below. Another larger credit in heavy industry whose risk rating was initially downgraded in the storm-impact review process has been subsequently removed from the criticized classifications.

Tourism is an important facet of the New Orleans economy, and the city’s success in fully revitalizing this industry and hosting conventions is important to hotel operators and others in the hospitality industry over the long term. The Bank is closely tracking the operations of hospitality industry customers, and this process has generally confirmed the underlying financial and managerial strength within this customer base. The rating on one hotel that encountered delays in reopening and was initially identified as warranting special attention was further downgraded during 2006, and several other smaller tourism-dependent credits have been criticized.

The detailed review process that was applied to commercial and commercial real estate loans following the storms was not logistically feasible for the residential mortgage and consumer credit components of the storm-impacted portfolio, and payment deferral programs impaired the usefulness of statistics traditionally used to monitor credit quality in these portfolios. Initially, management segmented these portfolios using pre-storm risk characteristics, and then assumed different levels of storm-related credit deterioration for the various segments and applied incremental loss factors. Over time, these factors have been adjusted to reflect the accumulated statistics on actual loss experience.

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
Table 3 provides information on nonperforming loans and other nonperforming assets for each of the five years in the period ended December 31, 2006. Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment. The $12.3 million charge-off of one storm-impacted commercial relationship during 2006 is reflected in the reduction in nonperforming loans from year-end 2005. This relationship had been identified as impaired shortly after the storms in 2005, and a substantial impairment allowance had been established. This charge-off was a major factor behind a $7.6 million decrease in the allowance for impaired loans during 2006. Overall, there have been no significant trends related to industries or markets underlying the changes in nonperforming assets. A comparison of contractual interest income on nonperforming loans with the cash-basis and cost-recovery interest actually recognized on these loans for 2006, 2005 and 2004 is presented in Note 9 to the consolidated financial statements located in Item 8. Whitney’s policy for placing loans on nonaccrual status is presented in Note 2 to the consolidated financial statements.

TABLE 3. NONPERFORMING ASSETS
	December 31
(dollars in thousands)	2006	2005	2004	2003	2002
Loans accounted for on a nonaccrual basis	$55,992	$65,565	$23,597	$26,776	$37,959
Restructured loans	-	30	49	114	336
Total nonperforming loans	55,992	65,595	23,646	26,890	38,295
Foreclosed assets and surplus banking property	800	1,708	2,454	3,490	3,854
Total nonperforming assets	$56,792	$67,303	$26,100	$30,380	$42,149
Loans 90 days past due still accruing	$7,574	$13,728	$3,533	$3,385	$5,817
Ratios:
Nonperforming assets to loans plus foreclosed
assets and surplus property	.81%	1.03%	.46%	.62%	.95%
Allowance for loan losses to
nonperforming loans	136	137	230	221	173
Loans 90 days past due still accruing to loans	.11	.21	.06	.07	.13

During 2006, there was a $53 million decrease in the total of loans criticized through the internal credit risk classification process. Criticized loans at December 31, 2006 included $8 million of loans whose full repayment is in doubt. With the $12.3 million storm-related charge-off discussed above, the total for this rating classification decreased approximately $13 million from the end of 2005. Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected increased $18 million during 2006, to a total of $157 million at year end. The main contributor to this increase was the addition of storm-impacted credits, most of which had been identified as warranting special attention by the end of 2005. Several of these storm-related downgrades were for customers directly impacted by the lingering slowdown in tourism. Rating movement on storm-impacted credits, both the downgrades just mentioned and upgrades of other credits out of criticized categories, was also the main factor behind a $59 million decrease in the total of loans warranting special attention since the end of 2005. The total for this rating category at year-end 2006 was $61 million. The allowance determined for criticized loans at December 31, 2006, other than those separately evaluated for impairment, was up $.5 million from year-end 2005.

The overall allowance determined as of December 31, 2006 was $14.1 million less than the allowance at year-end 2005. The main factors behind this decrease were the net reduction of $7.1 million in the allowance component associated with criticized loans and adjustments during 2006 to the special storm-related component of the allowance that reflected sustained, better than anticipated performance by consumer credits and other loans from storm-affected areas that are not subjected to individual credit reviews. The allowance for loans with average or better credit quality ratings and loans not subject to individual rating increased $1.0 million from the end of 2005 to December 31, 2006, mainly driven by loan growth. Management’s relative assessment of economic and other qualitative risk factors between these dates added $2.9 million to the allowance.

Table 4 recaps activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments over the past five years. The allocation of the allowance to loan categories is included in Table 5, together with the percentage of total loans in each category. The increase during 2006 in the loss reserve on unfunded credit commitments mainly related to letters of credit and unused loan facilities with storm-affected commercial customers.

TABLE 4. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
(dollars in thousands)	2006	2005	2004	2003	2002
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year	$90,028	$54,345	$59,475	$66,115	$71,633
Allowance of acquired banks	2,908	3,648	2,461	-	-
Allowance on loans transferred to held for sale	-	-	-	-	(895)
Provision for credit losses	2,400	37,000	2,000	(3,500)	7,500
Loans charged off:
Commercial, financial and agricultural	(15,841)	(7,047)	(9,680)	(7,286)	(6,894)
Real estate - commercial, construction and other	(6,535)	(438)	(932)	(963)	(5,148)
Real estate - residential mortgage	(555)	(295)	(619)	(1,176)	(1,816)
Individuals	(2,297)	(2,876)	(2,799)	(3,509)	(3,353)
Total charge-offs	(25,228)	(10,656)	(14,030)	(12,934)	(17,211)
Recoveries on loans previously charged off:
Commercial, financial and agricultural	3,409	2,707	2,488	2,273	2,472
Real estate - commercial, construction and other	234	932	223	3,666	463
Real estate - residential mortgage	270	571	246	1,873	509
Individuals	1,906	1,481	1,482	1,982	1,644
Total recoveries	5,819	5,691	4,439	9,794	5,088
Net loans charged off	(19,409)	(4,965)	(9,591)	(3,140)	(12,123)
Balance at end of year	$75,927	$90,028	$54,345	$59,475	$66,115
Ratios
Net charge-offs to average loans	.29%	.08%	.19%	.07%	.28%
Gross charge-offs to average loans	.37	.17	.27	.28	.39
Recoveries to gross charge-offs	23.07	53.41	31.64	75.72	29.56
Allowance for loan losses to loans at end of year	1.08	1.37	.97	1.22	1.48
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of year	$580	$-	$-	$-	$-
Provision for credit losses	1,320	580	-	-	-
Reserve at end of year	$1,900	$580	$-	$-	$-

TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	2006		2005		2004		2003		2002
		%		%		%		%		%
(dollars in millions)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans
Commerical, financial and agricultural	$31.4	38%	$40.6	41%	$24.3	43%	$29.2	45%	$32.0	43%
Real estate - commercial, construction and other	31.8	44	29.8	42	21.2	39	19.2	35	18.8	36
Real estate- residential mortgage	4.0	13	7.3	12	4.2	12	5.0	13	5.5	14
Individuals	3.8	5	7.3	5	2.7	6	2.6	7	4.7	7
Unallocated	4.9	-	5.0	-	1.9	-	3.5	-	5.1	-
Total	$75.9	100%	$90.0	100%	$54.3	100%	$59.5	100%	$66.1	100%

INVESTMENT SECURITIES

The investment securities portfolio balance of $1.89 billion at December 31, 2006 was up $245 million, or 15%, compared to December 31, 2005. This increase mainly reflected the highly liquid structure of Whitney’s balance sheet at the end of 2005, when funds from the post-storm deposit build-up were invested mainly in short-term liquidity-management securities or used to support the inflated balances of cash and cash items that resulted from temporary storm-forced changes to the Bank’s normal processing and collection of cash items. Average investment securities were basically stable between 2005 and 2006. The composition of the average portfolio in investment securities and effective yields are shown in Table 12.

Information about the contractual maturity structure of investment securities at December 31, 2006, including the weighted-average yield on such securities, is shown in Table 6. The carrying value of securities with explicit call options totaled $216 million at year-end 2006. These call options and the scheduled principal reductions and projected prepayments on mortgage-backed securities are not reflected in Table 6. Including expected principal reductions on mortgage-backed securities, the weighted-average maturity of the overall securities portfolio was approximately 37 months at December 31, 2006, compared to 47 months at year-end 2005.

The weighted-average taxable-equivalent portfolio yield was approximately 4.74% at December 31, 2006, compared to 4.42% at December 31, 2005. A substantial majority of the securities in the investment portfolio bear fixed interest rates. The investment in mortgage-backed securities with final contractual maturities beyond ten years shown in Table 6 included approximately $270 million of adjustable-rate issues with a weighted-average yield of 4.40%. The initial reset dates on these securities are predominantly within four years of year-end 2006.

The mix of investments in the portfolio did not change significantly during 2006. The duration of the overall investment portfolio was 2.4 years at December 31, 2006, and would extend to 3.3 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model. Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates. At December 31, 2005, the portfolio’s estimated duration was 3.0 years.

TABLE 6. DISTRIBUTION OF INVESTMENT MATURITIES
December 31, 2006
			Over one through		Over five through
(dollars in thousands)	One year and less		five years		ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available for Sale
Mortgage-backed securities(a)	$989	5.14%	$283,852	4.78%	$236,427	5.15%	$685,256	4.32%	$1,206,524	4.59%
U. S. agency securities	104,000	4.93	229,028	3.91	-	-	-	-	333,028	4.23
U. S. Treasury securities	24,830	4.90	-	-	-	-	-	-	24,830	4.90
Obligations of states and political subdivisions (b)	1,268	5.42	6,456	5.69	4,567	5.96	-	-	12,291	5.76
Other debt securities	582	7.64	1,983	5.70	2,241	6.30	-	-	4,806	6.22
Equity securities(c)	-	-	-	-	-	-	31,034	5.78	31,034	5.78
Total	$131,669	4.94%	$521,319	4.41%	$243,235	5.17%	$716,290	4.38%	$1,612,513	4.56%
Securities Held to Maturity
Obligations of states and political subdivisions (b)	$9,039	6.90%	$107,285	5.75%	$93,729	5.70%	$63,527	6.12%	$273,580	5.86%
Total	$9,039	6.90%	$107,285	5.75%	$93,729	5.70%	$63,527	6.12%	$273,580	5.86%
(a) Distributed by contractual maturity without regard to repayment schedules or projected prepayments.
(b) Tax exempt yields are expressed on a fully taxable-equivalent basis.
(c) These securities have no stated maturities or guaranteed dividends. Yield estimated based on expected near-term returns.

Securities available for sale made up the bulk of the total investment portfolio at December 31, 2006. Gross unrealized losses on securities available for sale totaled $28.7 million at December 31, 2006 and were mainly related to mortgage-backed securities and certain longer-maturity U. S. government agency securities. The gross losses represented 1.8% of the total amortized cost of the underlying securities. Note 6 to the consolidated financial statements located in Item 8 provides information on the process followed by management to evaluate whether unrealized losses on securities, both those available for sale and those held to maturity, represent impairment that is other than temporary and that should be recognized with a charge to operations. Substantially all the unrealized losses at December 31, 2006 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no value impairment related to credit quality in the portfolio. In addition, management has the intent and ability to hold these securities until the market-based impairment is recovered; therefore, no value impairment was evaluated as other than temporary.

The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

Apart from securities issued or guaranteed by the U. S. government or its agencies, Whitney held no investment in the securities of a single issuer at December 31, 2006 that exceeded 10% of its shareholders’ equity.

DEPOSITS AND BORROWINGS

Deposits at December 31, 2006 were 2%, or $172 million, below the level at year-end 2005. This followed an increase of 30%, or $1.99 billion, from year-end 2004 to the end of 2005, which mainly reflected the rapid accumulation of deposits in the months following the 2005 storms. Much of this surge in deposits was sustained through the first half of 2006, with anticipated reductions becoming evident mainly over the second half of the year as the recovery process progressed, inflows from insurance proceeds diminished and initial disaster-assistance programs were completed. The deposits associated with 1st National’s acquired operations totaled approximately $200 million at December 31, 2006. On average, total deposits increased 17%, or approximately $1.25 billion, in 2006 compared to 2005. Table 7 shows the composition of deposits at December 31, 2006 and at the end of the two previous years. The composition of average deposits and the effective rate paid on interest-bearing deposits for each of these years is presented in Table 12.

TABLE 7. DEPOSIT COMPOSITION
(dollars in thousands)	2006		2005		2004
Noninterest-bearing demand deposits	$2,947,997	35%	$3,301,227	38%	$2,111,703	32%
Interest-bearing deposits:
NOW account deposits	1,099,408	13	1,116,000	13	901,859	14
Money market deposits	1,185,610	14	1,103,510	13	1,270,479	19
Savings deposits	965,652	11	1,120,078	13	709,887	11
Other time deposits	750,165	9	717,938	8	694,458	10
Time deposits $100,000 and over	1,484,476	18	1,246,083	15	924,221	14
Total interest-bearing	5,485,311	65	5,303,609	62	4,500,904	68
Total	$8,433,308	100%	$8,604,836	100%	$6,612,607	100%

The post-storm influx of deposits was initially concentrated in noninterest-bearing and certain other lower-cost deposit products, particularly personal savings accounts. Noninterest-bearing demand deposits had increased 56%, or $1.19 billion, by the end of 2005 compared to year-end 2004. During 2006, this deposit category decreased 11%, or $353 million, but still represented 35% of total deposits at December 31, 2006 compared to 32% two years earlier. Lower-cost interest-bearing deposits, which exclude time deposits, had grown 16%, or $457 million, in 2005, before contracting 3%, or $89 million, in 2006. Total lower-cost deposits comprised 73% of total deposits at year-end 2006, compared to 77% at the end of 2005, with this moderate shift in the deposit mix partly reflecting the reallocation of some storm-related funds to higher-cost deposit products. Higher-cost time deposits at December 31,

2006 were up 14%, or $270 million, compared to year-end 2005. This followed a 21%, or $345 million, increase in 2005, that partly reflected the deposits acquired in that year with Destin Bank. Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes. Whitney has attracted these funds partly as an alternative to other short-term borrowings. Customers held $486 million of funds in treasury-management deposit products at December 31, 2006, down $18 million from December 31, 2005. Public fund time deposits totaled $263 million at year-end 2006, which was $91 million higher than the end of 2005.

TABLE 8. MATURITIES OF TIME DEPOSITS
	Deposits of	Deposits of
	$100,000	less than
(in thousands)	or more	$100,000	Total
Three months or less	$1,042,072	$231,248	$1,273,320
Over three months through six months	238,948	181,386	420,334
Over six months through twelve months	143,316	187,906	331,222
Over twelve months	60,140	149,625	209,765
Total	$1,484,476	$750,165	$2,234,641

Short-term and other borrowings at December 31, 2006 were up 19%, or $84 million, from year-end 2005. The main source of short-term borrowings has been the sale of securities under repurchase agreements to customers using Whitney’s treasury management sweep product. Total borrowings from customers under repurchase agreements increased approximately 56%, or $158 million, from year-end 2005 to the end of 2006, and were up a comparable percentage on average in 2006, partly reflecting generally strong liquidity in certain segments of the commercial deposit base. Because of the underlying customer relationship, these borrowings serve as a relatively stable source of funds. Additional information on borrowings, including yields and maximum amounts borrowed, is presented in Note 13 to the consolidated financial statements located in Item 8.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Shareholders’ equity totaled $1.13 billion at December 31, 2006, which represented an increase of $152 million from the end of 2005. Whitney issued 2.2 million shares in the acquisition of First National Bancshares, Inc. in April 2006 that were valued at $75 million. During 2006, the Company retained $74 million of earnings, net of dividends declared, but this was partly offset by a $22 million charge to accumulated comprehensive income on the adoption of SFAS No. 158 as discussed in Note 15 in Item 8. Whitney recognized $20 million in additional equity during 2006 from activity in share-based compensation plans for employees and directors, including option exercises. Total shareholders’ equity grew $56 million in 2005, to $961 million at December 31, 2005. The 1.9 million shares issued in the Destin acquisition in May 2005 were valued at $57 million. Whitney repurchased 1.56 million of its common shares during 2005 at a cost of $47 million. The Company retained $41 million of earnings, net of dividends declared, but this was partly offset by an $18 million other comprehensive loss representing an unrealized net holding loss on securities available for sale during 2005. Activity in share-based compensation plans during 2005 generated $21 million in additional equity for the year. The Company declared dividends during 2006 that represented a payout totaling 49% of earnings for the year. The dividend payout ratio was 60% in 2005 and 57% in 2004.

The ratios in Table 9 indicate that the Company remained strongly capitalized at December 31, 2006. The increase in risk-weighted assets during 2006 mainly reflected the impact of the First National acquisition and a shift in the asset mix away from the lower-risk short-term investments to which the Company had initially directed much of the post-storm build-up in deposit funding. Goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets. These intangible assets, however, are also deducted in determining regulatory capital and thereby serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 9. RISK-BASED CAPITAL AND CAPITAL RATIOS
(dollars in thousands)	2006	2005	2004	2003	2002
Tier 1 regulatory capital	$853,774	$765,881	$767,717	$739,236	$672,408
Tier 2 regulatory capital	77,827	90,608	54,345	59,475	66,115
Total regulatory capital	$931,601	$856,489	$822,062	$798,711	$738,523
Risk-weighted assets	$8,340,926	$7,746,046	$6,527,821	$5,777,094	$5,301,764
Ratios
Leverage ratio (Tier 1 capital to average assets)	8.76%	8.21%	9.56%	10.13%	9.76%
Tier 1 capital to risk-weighted assets	10.24	9.89	11.76	12.80	12.68
Total capital to risk-weighted assets	11.17	11.06	12.59	13.83	13.93
Shareholders’ equity to total assets	10.93	9.51	11.00	10.84	11.28

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

On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The earlier “Overview” section and the section above on “Deposits and Borrowings” discuss changes in these liability-funding sources in 2006. Whitney National Bank is a member of the Federal Home Loan Bank system. This membership provides access to a variety of FHLB advance products as an alternative source of funds. In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this ability to date.

As noted earlier, the Bank experienced a rapid accumulation of deposits in the months following the storms in 2005. Whitney initially invested a significant portion of the accumulated funds in short-term liquidity-management securities and has since reduced these investments to satisfy an anticipated reduction in these deposits during 2006 as the recovery process continues. Although significant additional government funds to support the rebuilding process are becoming available in the storm-impacted markets, only limited distributions had been made by the end of 2006. The extent to which these funds will impact Whitney’s deposit base and its liquidity position is uncertain, as is the timing of any such impact.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows located in Item 8 present operating cash flows and summarize all significant sources and uses of funds for each year in the three-year period ended December 31, 2006.

At December 31, 2006, Whitney Holding Corporation had approximately $87 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases or other corporate uses, before consideration of any future dividends that may be received from the Bank. During 2007, the Bank will have available an amount equal to approximately $78 million plus its current net income to declare as dividends to the Company without prior regulatory approval.

Whitney has announced an agreement to acquire Signature Financial Holdings, Inc. for cash and/or stock in a transaction expected to close in the first quarter of 2007. The cash component of the purchase price will be no more that 49% of approximately $62 million in total consideration to be received by Signature shareholders.

Contractual Obligations
The following table summarizes payments due from the Company and the Bank under specified long-term and certain other contractual obligations as of December 31, 2006. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits are scheduled in Table 8 above in the section on “Deposits and Borrowings.” Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty. The consolidated statements of cash flows provide a picture of Whitney’s ability to fund these and other more significant cash operating expenses, such as interest expense and compensation and benefits, out of current operating cash flows.

TABLE 10. CONTRACTUAL OBLIGATIONS
	Payments due by period from December 31, 2006
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating lease obligations	$72,531	$8,494	$15,712	$10,764	$37,561
Purchase obligations	34,398	14,119	12,605	6,824	850
Subordinated debentures (a)	15,465	3,093	6,186	6,186	-
Other long-term liabilities (b) (c)	-	-	-	-	-
Total	$122,394	$25,706	$34,503	$23,774	$38,411
(a) Subordinated debentures are included with short-term and other borrowings in the Company’s consolidated financial statements. Contractual payments are scheduled by expected call dates.
(b) Obligations under the qualified defined benefit pension plan are not included. The Company does not anticipate making a pension contribution during 2007, and does not anticipate any significant near-term payments under the unfunded nonqualified pension plan. A $9.2 million nonqualified plan obligation was recorded at year-end 2006.
(c) The recorded obligation for postretirement benefits other than pensions was $27.1 million at December 31, 2006.
The funding to purchase benefits for current retirees, net of retiree contributions, has not been significant.

OFF-BALANCE SHEET ARRANGEMENTS

As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. Certain of these arrangements, such as noncancelable operating leases, are reflected in Table 10 above. The most significant off-balance sheet obligations are the Bank’s commitments under traditional credit-related financial instruments. Table 11 schedules these commitments as of December 31, 2006 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 11. CREDIT-RELATED COMMITMENTS
(in thousands)	Commitments expiring by period from December 31, 2006
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Loan commitments - revolving	$2,261,861	$1,577,765	$362,366	$290,013	$31, 717
Loan commitments - nonrevolving	471,264	269,915	201,349	-	-
Credit card and personal credit lines	528,276	528,276	-	-	-
Standby and other letters of credit	385,478	354,204	31,274	-	-
Total	$3,646,879	$2,730,160	$594,989	$290,013	$31, 717

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

Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company has developed a model to measure its interest rate sensitivity over the near term by running net interest income simulations and monitors longer-term interest rate risk by modeling the sensitivity of its economic value of equity. The model can be used to test the Company’s sensitivity in various economic environments. The model incorporates management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Assumptions can also be entered into the model to evaluate the impact of possible strategic responses to changes in the competitive environment. Management, through the Company’s Asset & Liability Committee, monitors simulation results against rate sensitivity guidelines specified in Whitney’s asset/liability management policy.

The net interest income simulations run at the end of 2006 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2005. Based on these simulations, annual net interest income (TE) would be expected to increase $21.1 million, or 4.4%, and decrease $22.1 million, or 4.6%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and that assumes a stable rate environment and structure. The comparable simulation run at year-end 2005 produced results that ranged from a positive impact on net interest income (TE) of $28.9 million, or 6.2%, to a negative impact of $31.9 million, or 6.8%.

The actual impact that changes in interest rates have on net interest income will depend on many factors. These factors include Whitney’s ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes and corresponding movement in interest rate spreads, and the level of success of asset/liability management strategies that are implemented.

Changes in interest rates affect the fair values of financial instruments. The earlier section on Investment Securities and Notes 6 and 19 to the consolidated financial statements located in Item 8 contain information regarding fair values.

The Bank has used interest rate swaps on a limited basis to bring the market risk associated with the longer-duration fixed-rate loans desired by some customers in line with Whitney’s asset/liability management objectives. No interest rate swap agreements were in effect at December 31, 2006, and swap activity has had minimal impact on financial condition and results of operations.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)

Whitney’s net interest income (TE) increased $84.4 million, or 21%, in 2006 compared to 2005. Average earning assets were 15%, or $1.25 billion, higher in 2006 and the net interest margin (TE) improved 26 basis points to 5.11% from 2005. The net interest margin is net interest income (TE) as a percent of average earning assets. The most important factors behind the increase in net interest income in 2006 were earning asset growth, supported in part by the funds retained from the post-storm deposit build-up, higher short-term market interest rates, the favorable impact on the funding mix of post-storm liquidity in the deposit base, and active management of the pricing structure for both loans and deposits. Tables 12 and 13 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).

A portion of the increase in average earning assets in 2006 reflected the significant influx of deposit funds that followed the late-summer hurricanes in 2005. These funds were mainly deployed in short-term investments that were on average $634 million higher in 2006 compared to 2005. Average loans, which in Table 12 include loans held for sale, increased 10%, or $628 million, in 2006 compared to 2005, with approximately 4% associated with the 1st National acquisition in April 2006. The overall yield on earning assets increased 81 basis points to 6.66% in 2006, despite the higher percentage of lower-yielding short-term investments in the earning asset mix compared to 2005. Liquidity-management investments increased to 8% of average earning assets in 2006 as compared to 1% in 2005, while loans comprised 73% of earning assets in 2006, down from 76% in 2005. The main factor behind the overall yield improvement was the rise in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio. Loan yields (TE) for 2006 were up 108 basis points compared to 2005. Short-term rates began to increase in mid-2004 prompting an increase in bank prime rates totaling 125 basis points by the end of 2004, another 200 basis points by year-end 2005, and a further increase of 100 basis points through 2006’s year end. Balances of loans with adjustable rates tied to short-term market rate indices or prime totaled nearly 60% of the dollar value of the portfolio at the end of both 2006 and 2005. The yield (TE) on the largely fixed-rate investment portfolio is less responsive to changes in market rates and improved 29 basis points between 2005 and 2006.

The growth in earning assets in 2006 was funded primarily by an increase in average deposits of 17%, or $1.25 billion, compared to 2005. The funds retained during 2006 from the post-storm deposit build-up contributed to a favorable shift in the overall funding mix compared to 2005 and supported Whitney’s efforts to control the upward market pressure on funding rates through deposit-pricing management. The percentage of earning assets funded by noninterest-bearing deposits was 32% in 2006, up from 30% in 2005, and the percentage of funding from all noninterest-bearing sources increased to 36% in 2006 from 33% in the prior year. Higher-cost sources of funds, which include time deposits and short-term and other borrowings, declined to 28% of average earning assets in 2006 from 31% in 2005, while funding from lower-cost interest-bearing deposits was stable at 36% of earning assets in each period.

The overall cost of funds for 2006 was up 55 basis points from 2005. The rate on lower-cost interest-bearing deposits increased 61 basis points in 2006 compared to 2005. Rates paid on higher-cost sources of funds are more sensitive to market rate changes, reflecting in part the cost of attracting public funds and excess liquidity from certain corporate and private banking customers as noted earlier in the section on “Deposits and Borrowings.” The rate on higher-cost funding sources in 2006 was up 137 basis points compared to 2005.

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

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND YIELDS AND RATES
	Year Ended			Year Ended			Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$6,803,228	$504,162	7.41%	$6,174,972	$390,835	6.33%	$5,192,713	$273,125	5.26%
Mortgage-backed securities	1,182,700	54,024	4.57	1,185,587	50,978	4.30	1,377,804	60,217	4.37
U.S. agency securities	317,310	12,090	3.81	314,031	10,295	3.28	343,502	11,366	3.31
U.S. Treasury securities	41,211	1,237	3.00	61,510	1,987	3.23	122,503	5,072	4.14
Obligations of states and political subdivisions (TE)	249,035	15,106	6.07	236,782	14,579	6.16	242,058	15,663	6.47
Other securities	34,390	1,966	5.72	38,318	1,870	4.88	34,727	1,295	3.73
Total investment securities	1,824,646	84,423	4.63	1,836,228	79,709	4.34	2,120,594	93,613	4.41
Federal funds sold and short-term investments	721,388	33,998	4.71	87,798	3,421	3.90	13,926	181	1.30
Total earning assets	9,349,262	$622,583	6.66%	8,098,998	$473,965	5.85%	7,327,233	$366,919	5.01%
NONEARNING ASSETS
Other assets	978,761			870,447			619,993
Allowance for loan losses	(85,185)			(66,124)			(57,043)
Total assets	$10,242,838			$8,903,321			$7,890,183
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,055,979	$8,210.78%		$919,722	$4,769.52%		$810,074	$2,975.37%
Money market deposits	1,172,964	26,540	2.26	1,191,736	11,920	1.00	1,371,419	8,959.65
Savings deposits	1,123,647	11,384	1.01	829,777	5,986.72		652,689	2,230.34
Other time deposits	750,557	22,350	2.98	723,396	12,742	1.76	726,482	9,487	1.31
Time deposits $100,000 and over	1,339,829	53,591	4.00	1,120,566	29,035	2.59	809,324	11,014	1.36
Total interest-bearing deposits	5,442,976	122,075	2.24	4,785,197	64,452	1.35	4,369,988	34,665.79
Short-term and other borrowings	582,845	23,085	3.96	661,682	16,534	2.50	601,427	6,017	1.00
Total interest-bearing liabilities	6,025,821	$145,160	2.41%	5,446,879	$80,986	1.49%	4,971,415	$40,682.82%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	3,033,978			2,439,229			1,977,515
Other liabilities	117,736			81,851			59,776
Shareholders' equity	1,065,303			935,362			881,477
Total liabilities and shareholders' equity	$10,242,838			$8,903,321			$7,890,183
Net interest income and margin (TE)		$477,423	5.11%		$392,979	4.85%		$326,237	4.45%
Net earning assets and spread	$3,323,441		4.25%	$2,652,119		4.36%	$2,355,818		4.19%
Interest cost of funding earning assets			1.55%			1.00%			.56%
(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $59,622 in 2006, $26,848 in 2005 and $26,942 in 2004..

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	2006 Compared to 2005			2005 Compared to 2004
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$42,300	$71,027	$113,327	$56,728	$60,982	$117,710
Mortgage-backed securities	(124)	3,170	3,046	(8,279)	(960)	(9,239)
U.S. agency securities	109	1,686	1,795	(967)	(104)	(1,071)
U.S. Treasury securities	(618)	(132)	(750)	(2,140)	(945)	(3,085)
Obligations of states and political subdivisions (TE)	746	(219)	527	(336)	(748)	(1,084)
Other securities	(204)	300	96	144	431	575
Total investment securities	(91)	4,805	4,714	(11,578)	(2,326)	(13,904)
Federal funds sold and short-term investments	29,714	863	30,577	2,354	886	3,240
Total interest income (TE)	71,923	76,695	148,618	47,504	59,542	107,046
INTEREST EXPENSE
NOW account deposits	787	2,654	3,441	444	1,350	1,794
Money market deposits	(191)	14,811	14,620	(1,297)	4,258	2,961
Savings deposits	2,520	2,878	5,398	737	3,019	3,756
Other time deposits	495	9,113	9,608	(40)	3,295	3,255
Time deposits $100,000 and over	6,499	18,057	24,556	5,378	12,643	18,021
Total interest-bearing deposits	10,110	47,513	57,623	5,222	24,565	29,787
Short-term and other borrowings	(2,165)	8,716	6,551	659	9,858	10,517
Total interest expense	7,945	56,229	64,174	5,881	34,423	40,304
Change in net interest income (TE)	$63,978	$20,466	$84,444	$41,623	$25,119	$66,742
(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Net interest income (TE) increased $66.7 million, or 20%, in 2005 compared to 2004, driven by 11% growth in average earning assets between these periods and a 40-basis point widening of the net interest margin. The most important factors behind the increase in net interest income in 2005 were loan growth, including growth through acquisitions, an improved mix of earning assets, higher short-term market interest rates, active management of the pricing structure for both loans and deposits, and continued liquidity in the deposit base.

Average loans increased 19% in 2005 and comprised 76% of average earning assets for the year, up from 71% in 2004. Rising benchmark rates for the large variable-rate segment of Whitney’s loan portfolio were evident in the 107-basis point improvement in loan yields (TE) between 2004 and 2005. The yield (TE) on the largely fixed-rate investment portfolio fluctuated within a narrow range during 2005 and 2004, declining 7 basis points between these periods. As discussed earlier, Whitney increased its investment in short-term liquidity-management instruments in response to the rapid build-up of the deposit base after the storms in 2005, although such investments comprised only 1% of average earning assets for 2005. The overall yield (TE) on average earning assets was 5.85% in 2005 compared to 5.01% in 2004, an increase of 84 basis points.

There was a small favorable shift in the overall funding mix in 2005 compared to 2004, mainly reflecting the rapid build-up of lower-cost deposits in 2005 after the late-summer storms. Average noninterest-bearing deposits funded 30% of average earning assets in 2005, up from 27% in 2004, and the percentage of funding from all noninterest-bearing sources increased to 33% in 2005 from 32% in the prior year. Within interest-bearing sources of funds, there was some shift toward higher-cost sources. Higher-cost sources of funds totaled 31% of average earning assets in 2005 and 29% in 2004, while funding from lower-cost interest-bearing deposits decreased to 36% of earning assets in 2005 from 39% in 2004.

The overall cost of funds increased 44 basis points between 2004 and 2005. Whitney continued to manage the rate structure for its different deposit products during 2005, and the overall rate on lower-cost interest-bearing deposits increased 27 basis points in 2005 compared to 2004. Rates paid on higher-cost funding sources in 2005 increased more rapidly, having risen 108 basis points compared to 2004. The cost of attracting public funds and excess liquidity from certain corporate and private banking customers was again a factor in this increase.

PROVISION FOR CREDIT LOSSES

Whitney provided $3.7 million for credit losses in 2006. The provision for credit losses includes both the provision for loan losses as well as the provision for loss reserves established against unfunded credit commitments. In 2005, the Company recognized a $37.6 million provision for credit losses that reflected management’s early estimate of the impact of the 2005 storms on credit quality. Net charge-offs totaled $19.4 million in 2006 and $5.0 million in 2005.

For a more detailed discussion of changes in the allowance for loan losses, the reserve for unfunded credit commitments, nonperforming assets and general credit quality, including management’s approach to assessing the storms’ impact on credit quality, see the earlier section on “Loans, Credit Risk Management and Allowance and Reserve for Credit Losses.” The future level of the allowance and reserves and the provisions for credit losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME

Table 14 shows the components of noninterest income for each year in the three-year period ended December 31, 2006, along with the percent changes between years for each component.

TABLE 14. NONINTEREST INCOME
(dollars in thousands)	2006	% change		2005	% change		2004
Service charges on deposit accounts	$28,058	(8)%		$30,579	(18)%		$37,148
Bank card fees	14,999	25		11,972	16		10,319
Trust service fees	11,268	19		9,483	6		8,959
Secondary mortgage market operations	5,254	5		5,022	2		4,925
Credit-related fees	5,307	6		5,029	28		3,923
ATM fees	5,154	26		4,085	(9)		4,497
Investment services income	4,994	37		3,655	4		3,508
Other fees and charges	4,294	15		3,745	20		3,125
Other operating income	3,418	(25)		4,536	17		3,880
Net gain on sales and other revenue from foreclosed assets	2,102	(a	)	2,692	(a	)	1,378
Net gains (losses) on disposals of surplus property	(57)	(a	)	1,369	(a	)	793
Securities transactions	-	(a	)	68	(a	)	68
Total noninterest income	$84,791	3%		$82,235	-%		$82,523
(a) Percentage change not meaningful.

Income from service charges on deposit accounts declined 8%, or $2.5 million, in 2006, following an 18% decline between 2005 and 2004. Service charges include periodic account maintenance fees for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Account maintenance fees for business customers were down 21%, or $1.5 million, in 2006, after decreasing 29%, or $2.9 million, in 2005. The fees charged on a large number of business accounts are based on an analysis of account activity, and these accounts are allowed to offset accumulated charges with an earnings credit based on balances maintained in the account. The rate used to calculate the earnings credit is based on short-term market rates. Analysis account fees declined 26%, or $1.4 million, in 2006, and 35%, or $3.0 million, in 2005, reflecting in large part the increase in the earnings credit rate beginning with the latter half of 2004. Analysis fee income in each year was also negatively impacted by higher levels of liquidity in the deposit base and some reduction in the volume of chargeable transactions.

High deposit base liquidity was also a factor behind the $.8 million decrease in personal account service charges between 2005 and 2006, as was the impact of the loss of some storm-dislocated customers. There was a comparable reduction in personal account revenue between 2004 and 2005 that largely reflected the loss of lower-balance customers to competitive “no-fee” account products, which have been aggressively promoted in parts of Whitney’s market area.

Charges earned on specific transactions and services in 2006 were down $.3 million compared to 2005. This followed a decrease of $2.9 million in 2005 compared to 2004, substantially all of which related to fees for items returned for insufficient funds and for overdrafts. Although broad trends in how customers execute transactions have been reducing charging opportunities, the decrease in fees during 2005 was for the most part a function of the higher deposit account balances maintained after the storms by customers in the areas most impacted. This phenomenon and the reduced level of deposit charges earned continued through much of the first half of 2006.

Bank card fees increased 25%, or $3.0 million, in 2006 and 16%, or $1.7 million, in 2005. This income category includes fees from activity on Bank-issued debit and credit cards. Debit card fee income was up 28%, or $1.8 million, in 2006, following a 24%, or $1.3 million, increase in 2005. Transaction volume was up approximately 26% in each year. Over half of the volume increase in 2005 came in the last quarter of that year, indicating in part a change in payment behavior within the customer base dislocated by the late summer storms. Some continuation of this behavioral change was also evident in 2006 activity levels. Fee income from credit card activity grew 18% in 2006, generally consistent with the growth in transaction volume, and was up 14% in 2005.

The addition of 1st National’s trust business, ongoing customer development efforts and improved market conditions all helped increase trust service fees by 19%, or $1.8 million, in 2006. This followed a 6% increase in 2005 compared to 2004 that was mainly driven by new business. Whitney has positioned relationship officers to attract and service trust and wealth management customers across its market area.

Fee income generated by Whitney’s secondary mortgage market operations increased 5% in 2006 and 2% in 2005. Completed sales of home loans totaled approximately $320 million in 2006, $300 million in 2005 and $270 million in 2004. Production in storm-impacted areas was disrupted for a period, but the impact was not significant to overall operations. These disruptions did, however, delay the completion of a number of loan sales, caused the renegotiation of sales contracts and reduced profitability in 2005.

Investment services income increased 37%, or $1.3 million, in 2006, following a 4% increase in 2005 compared to 2004. Investment services include stock brokerage and annuity sales as well as fixed-income securities transactions for correspondent banks and other commercial and personal customers. The investment service operations of acquired banks contributed to the income improvements in both 2006 and 2005. Market conditions had dampened the demand for fixed-income transactions among Whitney’s customer base in both 2005 and 2004.

Fees generated by the insurance operations acquired with Destin in 2005 were the main factor behind the increases in the total for other fees and charges for both 2006 and 2005. Rising premiums and changes in the type of coverage available from different insurance carriers contributed to the improvement for 2006.

During 2005, PULSE EFT Association was sold to Discover Financial Services. As a member of the PULSE electronic payment network, Whitney received distributions totaling approximately $1.1 million that were reported with other operating income for 2005.

The net gain on sales and other revenue from foreclosed assets includes income from grandfathered assets that varies from year to year as opportunities for sales arise. The net gains recognized in each period from dispositions of surplus banking property are also shown in Table 14. Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

NONINTEREST EXPENSE

Table 15 shows the components of noninterest expense for each year in the three-year period ended December 31, 2006, along with the percent changes between years for each component. Noninterest expense increased 18%, or $52.1 million, in 2006, following an increase of 10%, or $26.7 million, from 2004 to 2005. Incremental operating costs associated with acquired operations, including the amortization of acquired intangibles, totaled approximately $10.4 million in 2006 and $12.5 million in 2005.

As noted earlier, 2006 included approximately $16 million in expenses associated with the late-summer hurricanes of 2005. The expense associated with initiatives to reduce Whitney’s exposure to disasters and make its disaster recovery plans and operating arrangements more resilient totaled approximately $8.0 million. This total includes both recurring items as well as certain periodic or nonrecurring items. The recurring items mainly impact the occupancy and data processing and equipment expense categories, and reflect the impact of the acceleration of some planned system upgrades. Periodic or nonrecurring items included $2.0 million for professional services, $2.2 million for contingency housing contracts, and $1.0 million for redundant or special temporary telecommunication services during the system upgrade. These initiatives should significantly reduce the direct and indirect costs associated with future natural disasters.

As a result of the catastrophic 2005 storm season, the Company also saw the cost of its casualty insurance, included in net occupancy expense, increase by $2.0 million in 2006. The difficult insurance market is impacting businesses and individuals across the Gulf Coast region, and the coverage limits available for wind damage have been reduced significantly. In addition, Whitney expensed disaster-response costs, insurance claim management fees and casualty and operating losses directly related to the 2005 storms totaling $6.0 million in 2006, compared to $4.4 million in 2005. These charges are included in miscellaneous operating losses. Some additional costs, mainly related to services to help manage insurance claims, will continue into 2007. The cost of the contingency housing in 2006 and a $.5 million contribution to a disaster-relief fund for the Company’s employees in each year have been reported in the total of other noninterest expense.

In 2005, storm-related disruptions to the operations of both Whitney and its vendors had reduced certain expense categories below normal levels, but these disruptions also caused a loss of office rental revenue that is netted in occupancy expense.

TABLE 15. NONINTEREST EXPENSE
(dollars in thousands)	2006	% change	2005	% change	2004
Employee compensation	$145,189	10%	$132,488	11%	$119,713
Employee benefits	35,027	6	33,020	11	29,644
Total personnel	180,216	9	165,508	11	149,357
Net occupancy	29,836	31	22,846	12	20,461
Equipment and data processing	21,083	22	17,344	(2)	17,636
Telecommunication and postage	10,795	18	9,154	3	8,846
Corporate value and franchise taxes	8,780	12	7,824	4	7,496
Legal and other professional services	11,663	91	6,091	2	5,943
Amortization of intangibles	10,426	26	8,261	46	5,657
Security and other outsourced services	14,755	41	10,493	16	9,045
Advertising and promotion	6,999	58	4,436	(22)	5,675
Operating supplies	4,419	15	3,853	3	3,727
Bank card processing services	3,508	16	3,036	16	2,612
Deposit insurance and regulatory fees	2,494	15	2,160	7	2,015
Miscellaneous operating losses	8,449	40	6,044	52	3,971
Other operating expense	25,050	29	19,348	8	17,837
Total noninterest expense	$338,473	18%	$286,398	10%	$260,278

Employee compensation increased 10%, or $12.7 million, in 2006, and was up 11%, or $12.8 million, in 2005. Employee compensation includes base pay and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans.

Base pay, the cost of contract labor and compensation earned under sales-based incentive programs increased 8%, or $9.8 million, in 2006, with approximately $4.2 million of the total increase related to the staff of acquired operations. This followed an increase of 9%, or $9.2 million, from 2004 to 2005, when acquired operations contributed a little more than half of the total change. Whitney’s full-time equivalent staff grew on average by less than 1% in 2006 compared to 2005. Excluding the impact of acquisitions in each year, there would have been a 3% reduction in the average staff level, reflecting the impact of temporary storm-related attrition and remaining branch closures. The benefit to expense in 2006 from this staff reduction was offset by additional contract labor and by salary scale adjustments needed to address post-storm changes in the cost of living in impacted areas and increased competition for labor resources. The average staff level grew 3% in 2005, substantially all related to acquisitions, although there was some branch expansion and strategic placement of additional relationship officers.

Compensation expense associated with management incentive programs increased by $2.9 million in 2006, almost all related to share-based compensation. Participation in the share-based incentive compensation programs has expanded in recent years, and the awards for 2006 emphasized full-value grants of performance-based restricted stock units over stock options with a lesser grant date fair value, partly in response to the issuance of SFAS No. 123(R), Share-Based Payment, which was effective for awards after December 31, 2005. See Notes 2 and 16 to the consolidated financial statements located in Item 8 for more information on share-based compensation and this new accounting standard. Management incentive program expense increased $3.5 million in 2005 compared to 2004. This increase mainly related to the cash bonus incentive program and reflected Whitney’s performance, as adjusted for certain storm-related items, in relation to its designated peer group, an increased emphasis on performance-based pay in the overall compensation packages for top management beginning in 2005, and expanded management participation in the program.

Employee benefits expense increased 6%, or $2.0 million, in 2006, and was up 11%, or $3.4 million, in 2005. The major components of employee benefits expense, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

The performance of the pension trust fund and trends in market yields on fixed-income securities in one period can cause the actuarially-determined periodic expense for the defined-benefit pension plan to move in the opposite direction in future periods, holding other variables constant. The $.7 million increase in pension expense in 2006 followed a moderate decline during 2005 in the market yields referenced to determine the appropriate rate for discounting projected pension benefits, and investment performance in 2006 was below the long-term expected rate of return. The effect of these factors on 2006 pension expense was somewhat offset by the favorable impact of a $20 million employer contribution to the pension trust toward the end of 2005. Pension expense increased $1.4 million in 2005 following a relatively sharp drop during 2004 in fixed-income market yields and the discount rate. Investment performance in 2004 was in line with the long-term expected rate of return. Pension expense is expected to decrease in 2007, reflecting an increase in referenced market yields during 2006 and an investment performance above the long-term expected return.

Trends in fixed-income market yields also impact the actuarial valuation results for postretirement health benefits as do trends in actual benefit outlays. Unfavorable benefit experience and lower market yields in both 2005 and 2004 contributed to expense increases of $.7 million in 2006 and $.6 million in 2005. Planned changes in 2007 to postretirement health benefits offered by the Company are expected to lead to a significant reduction in this expense category from the $3.0 million total recognized in 2006, including recognition of a curtailment gain in the first quarter of 2007.

Net occupancy expense increased 31%, or $7.0 million, in 2006, including $1.3 million of incremental costs associated with acquired operations. In addition to the storm-related factors mentioned earlier, the remaining increase for 2006 was driven by de novo branch expansion and the completion of capital projects on storm-damaged facilities, higher energy costs, normal lease and service fee escalations, and work on a number of maintenance and repair projects, some of which had been deferred from 2005. In 2005, net occupancy expense increased 12%, or $2.4 million, including $1.6 million of incremental costs associated with acquired operations. There was also a net increase in occupancy expense from the addition of several new branches and the replacement or relocation of several other existing facilities. Although storm-related facility closures and asset retirements reduced certain recurring occupancy costs after the storms in 2005, these savings were for the most part offset by a corresponding loss of office rental revenue.

Equipment and data processing expense increased 22%, or $3.7 million, in 2006, of which over $2 million was associated with the initiatives to improve operational resiliency in the event of a natural disaster, including installation of a new mainframe computer and related software. Incremental costs of $.5 million for acquired operations, de novo branch expansion and projects to enhance operational capacity and efficiency were the main contributors to the remaining increase. In 2005, equipment and data processing expense decreased 2%, or $.3 million, although there was $.7 million in added costs for acquired operations. Both 2005 and 2006 benefited from the phase-in of the ATM outsourcing contract during 2005, as discussed further below, which gradually eliminated the expense of owning and maintaining these machines.

The total expense for professional services, both legal and other services, increased $5.6 million in 2006, after having been relatively stable over the previous two years. The expense for nonlegal professional services was up $5.0 million in 2006, including the $2.0 million for work on the initiatives to improve the Company’s disaster-risk profile noted earlier. In 2006, Whitney engaged consultants in the planning of important upgrades to major customer interface tools and core application systems, the development and implementation of several product enhancements, and the assessment of compliance and control processes. Services will continue in 2007 through the implementation of projects still in the planning stage at year-end 2006. Consulting services were also used during 2006 for the executive succession planning process, as well as for the placement of experienced customer relationship managers, particularly in newer parts of the Company’s market area. Nonlegal professional service expense increased $.6 million in 2005 compared to 2004, mainly related to consulting work on a variety of projects, such as new product development and the evaluation of compliance programs and optimal resource allocations, none of which were individually significant. Legal expense, which covers services for both loan collection efforts and general corporate matters, increased 24%, or $.6 million, in 2006, but was down 16%, or $.5 million, in 2005 compared to 2004. Loan collection efforts in 2006, including work with storm-impacted customers, and storm-related disruptions to law firms and the legal system in late 2005 combined to account for most of the increase in legal expense in 2006.

Bank and branch acquisitions in recent years led to an increase in amortization of intangibles in both 2006 and 2005, mainly associated with the value of deposit relationships acquired in these transactions. Amortization expense of $9.3 million is scheduled for 2007, which does not include the impact of a pending business acquisition expected to be completed in the first quarter of 2007. Note 4 to the consolidated financial statements located in Item 8 reviews completed and pending acquisitions.

The expense for security and other outsourced services increased 41%, or $4.3 million, in 2006. This followed a 16%, or $1.4 million, increase in 2005 compared to 2004. Approximately $1.9 million of the increase in 2006 and $1.0 million in 2005 related to a new arrangement to outsource virtually all aspects of the Bank’s ATM operations that was phased in during 2005. This contract allowed Whitney to avoid significant costs to upgrade its ATMs to comply with new regulatory mandates. Acquired operations added $.3 million to 2006 expense and $.2 million to 2005. During 2006, the Bank also incurred additional expense for the transportation of daily work, mainly reflecting changes in processing sites in the post-storm operating environment as well as the use of more costly delivery methods for a number of months following the storms. The cost of certain services in storm-impacted areas has also increased with local wage scales.

Management directed additional resources to advertising and promotional activities in both 2006 and 2004. The additional expense in 2006 supported campaigns to introduce new and improved products. During 2004, management executed a campaign aimed at enhanced image awareness and brand differentiation throughout much of Whitney’s market area. No major campaigns were conducted in 2005, and current plans for advertising and promotional activities in 2007 indicate a reduced level of expense for the coming year.

Bank card processing services expense will vary mainly with changes in transaction volume on Bank-issued credit cards. Transaction volumes and bank card fee income are discussed in the earlier section on “Noninterest Income.”

In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007. The new rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned the lowest risk category under the FDIC’s risk-based assessment system. Under the previous rate structure, this group of institutions, which includes the Bank, had been charged no assessment for a number of years. Based on recent deposit levels and the Bank’s current risk classification, the annual expense for the minimum assessment would range from approximately $3.5 million to $5.5 million. A one-time assessment credit, currently estimated at $6.0 million, is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010.

As noted earlier, miscellaneous operating losses included various charges directly related to the 2005 storms totaling $6.0 million in 2006 and $4.4 million in 2005. In 2004, operating losses included a $1.6 million lease abandonment charge related to the physical reorganization of the Bank’s Houston operations and a $.6 million casualty loss for property damage sustained when Hurricane Ivan struck the Florida-Alabama coastal border during that year.

The expense categories included in other operating expense were up 29%, or $5.7 million, on a combined basis in 2006, including the cost of disaster contingency housing and other storm-related items mentioned above. The other main factors contributing to this increase from 2005 were directors’ compensation, including the expense of the annual stock option award beginning in 2006, and the incremental cost of acquired operations. Total other operating expense increased 8%, or $1.5 million, in 2005 compared to 2004. The totals for both 2006 and 2005 also included a $.5 million contribution to a disaster assistance fund for Whitney’s employees.

INCOME TAXES

The Company provided for income tax expense at an effective rate of 32.3% in 2006, 29.6% in 2005 and 30.8% in 2004. The effective tax rate has been lower than the 35% statutory federal tax rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects. Federal disaster-relief legislation passed in December 2005 provided for a tax credit to businesses in the storm-affected areas based on certain salaries paid to qualifying employees. The following reconciles reported income tax expense to that computed at the statutory federal tax rate for each year in the three-year period ended December 31, 2006.

TABLE 16. INCOME TAXES
(in thousands)	2006	2005	2004
Income tax expense at 35% of pre-tax income	$74,833	$50,875	$49,117
Increase (decrease) resulting from
Tax exempt income	(3,626)	(3,630)	(3,880)
Low income housing credits	(2,342)	(2,387)	(1,929)
Disaster-relief credit	(704)	(1,900)	-
State income tax and miscellaneous items	1,003	49	(110)
Income tax expense reported	$69,164	$43,007	$43,198

Louisiana-sourced income of commercial banks is not subject to state income taxes. Rather, banks in Louisiana pay a tax based on the value of their capital stock in lieu of income and franchise taxes, and this tax is allocated to parishes in which the banks maintain branches. Whitney’s corporate value tax is included in noninterest expense. This expense will fluctuate in part based on the growth in the Bank’s equity and earnings and in part based on market valuation trends for the banking industry.

FOURTH QUARTER RESULTS

Whitney earned $33.9 million for the quarter ended December 31, 2006, compared with net income of $35.1 million for the fourth quarter of 2005. Per share earnings were $.52 per basic share and $.51 per diluted share in 2006’s fourth quarter, compared to $.56 and $.55, respectively, for the year-earlier period. The results for the fourth quarter of 2006 included approximately $4.9 million in expenses associated with the 2005 hurricanes. This total included both the cost to implement initiatives that reduced the exposure of the Company’s operations to future disasters and improved operational resilience as well as certain increased operating costs and additional expenditures and charges directly related to the 2005 storms. The storms’ impact on earnings for the fourth quarter of 2005 was mainly reflected in a $3.3 million charge for disaster-response costs and losses, the loss of certain revenue and the recognition of a $1.9 million Federal income tax credit available to businesses in the storm-affected area.

Selected fourth quarter highlights follow:
•
Whitney’s net interest income (TE) increased $10.6 million, or 10%, compared to the fourth quarter of 2005, on a 7% increase in average earning assets and a wider net interest margin. The net interest margin (TE) was 5.14% for the fourth quarter of 2006, up 11 basis points from the year-earlier period. The overall yield on earning assets increased 78 basis points, reflecting higher benchmark rates for the large variable-rate segment of Whitney’s loan portfolio plus higher yields on investment securities and short-term liquidity management investments. The cost of funds increased 67 basis points between the fourth quarters of 2005 and 2006. This increase was driven by higher competitive market rates as well as a shift in the funding mix to higher-cost sources which stemmed in part from the anticipated reduction in and reallocation of some of the post-storm deposit accumulations. Net interest income (TE) for the fourth quarter of 2006 was down $2.8 million, or 2%, from this year’s third quarter, on a comparable percentage decrease in average earning assets and a 3-basis point decline in the net interest margin.

•
Whitney made a $1.0 million provision for credit losses in the fourth quarter of 2006, compared to a provision of $.6 million in the fourth quarter of 2005. The total of loans criticized through the Company’s credit risk-rating process increased by $5 million during the fourth quarter of 2006, and the further downgrade of two storm-impacted credits contributed to some increase in the risk posture of the criticized loan pool. Recoveries exceeded loan charge-offs by $.4 million in 2006’s fourth quarter, compared to a $.9 million net charge-off in the fourth quarter of 2005.

•
Noninterest income increased 15%, or $2.7 million, from the fourth quarter of 2005. Improvements were noted in a number of income categories, reflecting internal growth, contributions from acquired operations and, for certain categories, the special post-storm conditions that affected performance in the year-earlier period. Deposit service charge income was up 17%, or $1.1 million. Whitney’s ability to generate deposit service charges had been severely limited in the fourth quarter of 2005 by the post-storm deposit build-up and storm-related disruptions to normal customer and bank activity.

•
Noninterest expense in the fourth quarter of 2006 increased 15%, or $11.1 million, from 2005’s fourth quarter, including an additional $1.6 million of costs and charges associated with the 2005 storms. The incremental expense associated with acquired operations totaled $2.5 million in the fourth quarter of 2006, including amortization of acquired intangibles. Whitney’s personnel expense increased 4%, or $1.8 million, in total, including $1.1 million for the staff of acquired operations. Net occupancy expense was up 45%, or $2.7 million, in the fourth quarter of 2006. In addition to storm-related factors, this increase was driven by work on a number of deferred maintenance and repair projects, the cost of acquired operations, de novo branch expansion and the completion of capital projects on storm-damaged facilities. As the work to improve the Company’s disaster-risk profile wound down, management started or resumed a number of projects to enhance systems and products which contributed to an overall $2.4 million increase in the expense for legal and other professional services compared to the fourth quarter of 2005.

The Summary of Quarterly Financial Information appearing in Item 8 of this Form 10-K provides selected comparative financial information for each of the four quarters in 2006 and 2005.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 7 of this Form 10-K and is incorporated here by reference.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited)
	2006 Quarters
(dollars in thousands, except per share data)	4th	3rd	2nd	1st
Net interest income	$116,954	$119,771	$121,249	$113,237
Net interest income (TE)	118,531	121,344	122,804	114,744
Provision for credit losses	1,000	-	760	1,960
Noninterest income	21,024	21,348	21,243	21,176
Net securities gains in noninterest income	-	-	-	-
Noninterest expense	87,170	89,230	82,933	79,140
Income tax expense	15,916	16,698	19,386	17,164
Net income	$33,892	$35,191	$39,413	$36,149
Average balances
Total assets	$10,039,062	$10,218,601	$10,552,631	$10,162,685
Earning assets	9,162,597	9,320,563	9,665,927	9,249,232
Loans	6,960,981	6,837,875	6,792,224	6,510,471
Deposits	8,179,884	8,399,368	8,790,845	8,542,554
Shareholders' equity	1,126,915	1,095,628	1,061,216	975,456
Ratios
Return on average assets	1.34%	1.37%	1.50%	1.44%
Return on average equity	11.93	12.74	14.90	15.03
Net interest margin	5.14	5.17	5.09	5.02
Earnings per share
Basic	$.52	$.54	$.61	$.58
Diluted	.51	.53	.60	.57
Cash dividends per share	.27	.27	.27	.27
Trading data
High price	$35.88	$37.00	$37.26	$36.17
Low price	31.23	34.42	33.80	27.27
End-of-period closing price	32.62	35.77	35.37	35.46
Trading volume	10,932,005	10,339,045	13,719,163	14,411,128
	2005 Quarters
(dollars in thousands, except per share data)	4th	3rd	2nd	1st
Net interest income	$106,426	$97,685	$94,569	$88,419
Net interest income (TE)	107,907	99,116	96,023	89,933
Provision for credit losses	580	34,000	1,500	1,500
Noninterest income	18,328	20,305	22,211	21,391
Net securities gains in noninterest income	-	-	68	-
Noninterest expense	76,077	71,678	72,382	66,261
Income tax expense	12,948	3,189	13,577	13,293
Net income	$35,149	$9,123	$29,321	$28,756
Average balances
Total assets	$9,539,789	$8,999,177	$8,833,445	$8,225,375
Earning assets	8,524,522	8,158,377	8,104,745	7,597,501
Loans	6,512,421	6,332,291	6,102,380	5,591,349
Deposits	7,973,830	7,229,462	7,086,179	6,593,001
Shareholders' equity	952,579	966,771	933,976	887,059
Ratios
Return on average assets	1.46%	.40%	1.33%	1.42%
Return on average equity	14.64	3.74	12.59	13.15
Net interest margin	5.03	4.83	4.75	4.78
Earnings per share
Basic	$.56	$.15	$.47	$.47
Diluted	.55	.14	.46	.47
Cash dividends per share	.25	.25	.25	.23
Trading data
High price	$29.93	$33.69	$33.00	$31.09
Low price	24.14	26.60	28.65	28.44
End-of-period closing price	27.56	27.04	32.63	29.67
Trading volume	16,175,745	18,314,726	6,531,000	9,412,595
All prices as reported on The Nasdaq Global Select Market.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management used the framework of criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an evaluation of the effectiveness of internal control over financial reporting. Based on that evaluation, management concluded that internal control over financial reporting for the Company as of December 31, 2006 was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCooopers LLP, an independent registered public accounting firm, as stated in their report, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and Board of Directors
  of Whitney Holding Corporation:

We have completed integrated audits of Whitney Holding Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Whitney Holding Corporation and its subsidiaries (the Company) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 28, 2007

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
(dollars in thousands)	2006	2005

ASSETS
Cash and due from financial institutions	$318,165	$554,827
Federal funds sold and short-term investments	314,079	805,758
Loans held for sale	26,966	46,678
Investment securities
Securities available for sale	1,612,513	1,413,763
Securities held to maturity, fair values of $273,793 and $228,027, respectively	273,580	227,688
Total investment securities	1,886,093	1,641,451
Loans, net of unearned income	7,050,416	6,560,597
Allowance for loan losses	(75,927)	(90,028)
Net loans	6,974,489	6,470,569

Bank premises and equipment	175,109	151,978
Goodwill	291,876	204,089
Other intangible assets	23,327	26,304
Accrued interest receivable	48,130	52,808
Other assets	127,646	154,544
Total assets	$10,185,880	$10,109,006

LIABILITIES
Noninterest-bearing demand deposits	$2,947,997	$3,301,227
Interest-bearing deposits	5,485,311	5,303,609
Total deposits	8,433,308	8,604,836

Short-term and other borrowings	516,927	433,350
Accrued interest payable	17,940	10,538
Accrued expenses and other liabilities	104,743	99,239
Total liabilities	9,072,918	9,147,963

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 66,103,275 and 63,657,059 shares, respectively	2,800	2,800
Capital surplus	343,697	250,174
Retained earnings	812,644	738,655
Accumulated other comprehensive loss	(41,015)	(21,223)
Treasury stock at cost - 173,211 and 316,575 shares, respectively	(5,164)	(9,363)
Total shareholders' equity	1,112,962	961,043
Total liabilities and shareholders' equity	$10,185,880	$10,109,006
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
(dollars in thousands, except per share data)	2006	2005	2004
INTEREST INCOME
Interest and fees on loans	$502,921	$390,058	$272,460
Interest and dividends on investment securities
Taxable securities	70,218	65,130	77,950
Tax-exempt securities	9,234	9,476	10,181
Interest on federal funds sold and short-term investments	33,998	3,421	181
Total interest income	616,371	468,085	360,772
INTEREST EXPENSE
Interest on deposits	122,075	64,452	34,665
Interest on short-term and other borrowings	23,085	16,534	6,017
Total interest expense	145,160	80,986	40,682
NET INTEREST INCOME	471,211	387,099	320,090
PROVISION FOR CREDIT LOSSES	3,720	37,580	2,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	467,491	349,519	318,090
NONINTEREST INCOME
Service charges on deposit accounts	28,058	30,579	37,148
Bank card fees	14,999	11,972	10,319
Trust service fees	11,268	9,483	8,959
Secondary mortgage market operations	5,254	5,022	4,925
Other noninterest income	25,212	25,111	21,104
Securities transactions	-	68	68
Total noninterest income	84,791	82,235	82,523
NONINTEREST EXPENSE
Employee compensation	145,189	132,488	119,713
Employee benefits	35,027	33,020	29,644
Total personnel	180,216	165,508	149,357
Net occupancy	29,836	22,846	20,461
Equipment and data processing	21,083	17,344	17,636
Telecommunication and postage	10,795	9,154	8,846
Corporate value and franchise taxes	8,780	7,824	7,496
Legal and other professional services	11,663	6,091	5,943
Amortization of intangibles	10,426	8,261	5,657
Other noninterest expense	65,674	49,370	44,882
Total noninterest expense	338,473	286,398	260,278
INCOME BEFORE INCOME TAXES	213,809	145,356	140,335
INCOME TAX EXPENSE	69,164	43,007	43,198
NET INCOME	$144,645	$102,349	$97,137
EARNINGS PER SHARE
Basic	$2.24	$1.65	$1.59
Diluted	2.20	1.63	1.56
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	64,687,363	62,008,004	61,122,581
Diluted	65,853,149	62,953,293	62,083,043
CASH DIVIDENDS PER SHARE	$1.08	$.98	$.89
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2003	$2,800	$172,910	$656,195	$8,438	$(30)	$840,313
Net income	-	-	97,137	-	-	97,137
Other comprehensive loss: Unrealized net holding loss on securities, net of reclassifications and tax	-	-	-	(11,401)	-	(11,401)
Total comprehensive income	-	-	97,137	(11,401)	-	85,736
Cash dividends, $.89 per share	-	-	(55,355)	-	-	(55,355)
Stock acquired under repurchase program	-	-	-	-	(31,475)	(31,475)
Stock issued in business combination	-	41,932	-	-	-	41,932
Stock issued to dividend reinvestment plan	-	1,445	-	-	654	2,099
Long-term incentive plan stock activity:
Performance-based restricted stock	-	8,207	-	-	(857)	7,350
Stock options	-	13,034	-	-	55	13,089
Directors' compensation plan stock activity	-	898	-	-	178	1,076
Balance at December 31, 2004	$2,800	$238,426	$697,977	$(2,963)	$(31,475)	$904,765
Net income	-	-	102,349	-	-	102,349
Other comprehensive loss: Unrealized net holding loss on securities, net of reclassifications and tax	-	-	-	(17,268)	-	(17,268)
Change in minimum pension liability, net of tax	-	-	-	(992)	-	(992)
Total comprehensive income	-	-	102,349	(18,260)	-	84,089
Cash dividends, $.98 per share	-	-	(61,671)	-	-	(61,671)
Stock acquired under repurchase program	-	-	-	-	(46,669)	(46,669)
Stock issued in business combination	-	(714)	-	-	57,838	57,124
Stock issued to dividend reinvestment plan	-	(103)	-	-	2,521	2,418
Long-term incentive plan stock activity:
Performance-based restricted stock	-	1,444	-	-	5,727	7,171
Stock options	-	10,063	-	-	2,363	12,426
Directors' compensation plan stock activity	-	1,058	-	-	332	1,390
Balance at December 31, 2005	$2,800	$250,174	$738,655	$(21,223)	$(9,363)	$961,043
Net income	-	-	144,645	-	-	144,645
Other comprehensive loss: Unrealized net holding loss on securities, net of reclassifications and tax	-	-	-	2,142	-	2,142
Change in minimum pension liability, net of tax	-	-	-	86	-	86
Total comprehensive income	-	-	144,645	2,228	-	146,873
Cash dividends, $1.08 per share	-	-	(70,656)	-	-	(70,656)
Stock issued in business combination	-	75,129	-	-	-	75,129
Stock issued to dividend reinvestment plan	-	322	-	-	2,468	2,790
Long-term incentive plan stock activity:
Performance-based restricted stock & units	-	10,461	-	-	(571)	9,890
Stock options	-	6,332	-	-	751	7,083
Directors' compensation plan stock activity	-	1,279	-	-	1,551	2,830
Adoption of SFAS No. 158, net of tax (Note 15)	-	-	-	(22,020)	-	(22,020)
Balance at December 31, 2006	$2,800	$343,697	$812,644	$(41,015)	$(5,164)	$1,112,962

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(dollars in thousands)	2006	2005	2004
OPERATING ACTIVITIES
Net income	$144,645	$102,349	$97,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	15,710	13,589	13,458
Amortization of purchased intangibles	10,426	8,261	5,657
Share-based compensation earned	12,265	9,372	8,867
Premium amortization (discount accretion) on securities, net	2,558	1,060	4,139
Provision for credit losses and losses on foreclosed assets	3,786	37,114	2,099
Net gains on asset dispositions	(266)	(2,601)	(1,189)
Deferred tax benefit	(2,001)	(11,615)	(3,399)
Net (increase) decrease in loans originated and held for sale	19,712	(27,004)	6,513
Net (increase) decrease in interest and other income receivable and prepaid expenses	19,261	(28,754)	4,693
Net increase (decrease) in interest payable and accrued income taxes and expenses	(31,595)	37,812	11,343
Other, net	10,609	(26,219)	100
Net cash provided by operating activities	205,110	113,364	149,418
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	45,815	281,400	65,023
Proceeds from maturities of investment securities available for sale	376,705	361,784	542,947
Purchases of investment securities available for sale	(548,187)	(232,122)	(385,969)
Proceeds from maturities of investment securities held to maturity	10,015	13,595	16,440
Purchases of investment securities held to maturity	(56,056)	(14,901)	(53,334)
Net increase in loans	(215,051)	(547,722)	(564,403)
Net (increase) decrease in federal funds sold and short-term investments	490,908	(756,131)	(8,039)
Proceeds from sales of foreclosed assets and surplus property	2,647	9,880	4,777
Purchases of bank premises and equipment	(26,131)	(12,592)	(15,928)
Net cash (paid) received in acquisitions	(33,992)	(39,228)	7,364
Other, net	8,202	(7,939)	(2,504)
Net cash provided by (used in) investing activities	54,875	(943,976)	(393,626)
FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	(652,825)	1,375,730	117,081
Net increase in time deposits	163,028	177,608	133,654
Net increase (decrease) in short-term and other borrowings	51,732	(281,761)	9,584
Proceeds from issuance of common stock	10,113	14,185	13,995
Purchases of common stock	(3,165)	(52,924)	(29,681)
Cash dividends	(68,111)	(61,150)	(57,061)
Other, net	2,581	-	-
Net cash provided by (used in) financing activities	(496,647)	1,171,688	187,572
Increase (decrease) in cash and cash equivalents	(236,662)	341,076	(56,636)
Cash and cash equivalents at beginning of year	554,827	213,751	270,387
Cash and cash equivalents at end of year	$318,165	$554,827	$213,751

Cash received during the year for:
Interest income	$617,359	$442,647	$360,756

Cash paid during the year for:
Interest expense	$140,763	$77,059	$40,777
Income taxes	91,583	28,198	37,110

Noncash investing activities:
Foreclosed assets received in settlement of loans	$1,361	$2,754	$2,125

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
NATURE OF BUSINESS
Whitney Holding Corporation is a Louisiana bank holding company headquartered in New Orleans, Louisiana. Its principal subsidiary is Whitney National Bank (the Bank), which represents virtually all its operations and net income.

The Bank, which has been in continuous operation since 1883, engages in community banking in its market area stretching across the five-state Gulf Coast region, including the Houston, Texas metropolitan area, southern Louisiana, the coastal region of Mississippi, central and south Alabama, the panhandle of Florida, and the Tampa Bay metropolitan area of Florida. The Bank, together with its wholly-owned subsidiary, Whitney Securities L.L.C., offers commercial and retail banking products and services, including trust products and investment services, to the customers in the communities it serves. Southern Coastal Insurance Agency, Inc., another wholly-owned Bank subsidiary, offers personal and business insurance products to customers in northwest Florida.

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

Securities not meeting the criteria to be classified as either trading securities or securities held to maturity are classified as available for sale and are carried at fair value. Unrealized holding losses, other than those determined to be other than temporary, and unrealized holding gains are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders’ equity.

Premiums and discounts on securities, both those held to maturity and those available for sale, are amortized and accreted to income as an adjustment to the securities’ yields using the interest method. Realized gains and losses on securities, including declines in value judged to be other than temporary, are reported net as a component of noninterest income. The cost of securities sold is specifically identified for use in calculating realized gains and losses.

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

The Company stops accruing interest on a loan when the borrower’s ability to meet contractual payments is in doubt. For commercial and real estate loans, a loan is placed on nonaccrual status generally when it is ninety days past due as to principal or interest, and the loan is not otherwise both well secured and in the process of collection. When a loan is moved to nonaccrual status, any accrued but uncollected interest is reversed against interest income. Interest payments on nonaccrual loans are used to reduce the reported loan principal under the cost recovery method if the collectibility of the remaining principal is not reasonably assured; otherwise, such payments are recognized as interest income when received. A loan on nonaccrual status may be reinstated to accrual status when full payment of contractual principal and interest is expected and this expectation is supported by current sustained performance.

A loan is considered impaired when it is probable that all amounts will not be collected as they become due according to the contractual terms of the loan agreement. Generally, impaired loans are accounted for on a nonaccrual basis. The extent of impairment is measured based upon a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, the fair value of the underlying collateral if the loan is collateral dependent, or, when available, the loan’s observable market price. The amount of impairment is included in the allowance for loan losses.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level that, in the opinion of management, is adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The adequacy of the allowance is evaluated on an ongoing basis. Management considers various sources of information including analyses of specific loans reviewed for impairment, statistics from the internal credit risk rating process, reports on the payment performance of portfolio segments not subject to individual risk ratings, historical loss experience, portfolio concentration statistics and reports on general and local economic conditions and the economic fundamentals of specific industries that are well-represented in the customer base. Management also forms a judgment about the level of accuracy inherent in the evaluation process. Changes in management’s evaluation over time are reflected in the provision for loan losses charged to operating expense.

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

Goodwill must be assessed for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill contained in any reporting unit within a company is less than the goodwill’s carrying value. The Company has assigned all goodwill to one reporting unit that represents Whitney’s overall banking operations. This reporting unit is the same as the operating segment identified below, and its operations constitute substantially all of the Company’s consolidated operations. Impairment losses would be charged to operating expense.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. If the useful life of an identifiable intangible asset is indefinite, the recorded asset is not amortized but tested for impairment by comparison to its estimated fair value.

Share-Based Compensation
Whitney is following Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, to account for share-based compensation awards granted after December 31, 2005 and awards modified, repurchased, or cancelled after that date. Under SFAS No. 123R, the grant-date fair value of equity instruments awarded to employees establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the required service period.

For outstanding awards for which the required service period extended beyond December 31, 2005, SFAS No. 123R required Whitney to recognize compensation after that date based on the grant-date fair value of those awards as calculated for pro forma disclosure under the original SFAS No. 123. As of December 31, 2005, all stock options awarded by the Company were fully vested and exercisable and there were no continuing service requirements. The service requirements for certain performance-based restricted stock awards did extend beyond December 31, 2005. During 2005 and 2004, Whitney recognized compensation expense with respect to restricted stock awards under Accounting Principles Board Opinion (APB) No. 25 and related interpretations. The expense recognized under APB No. 25 was also based on fair value, but the timing of when fair value was determined and the method of allocating expense over time differed in certain respects from what was required under SFAS No. 123. Under APB No. 25, the Company recognized no expense with respect to stock option awards in 2005 and 2004.

Note 16 shows pro forma net income and earnings per share for 2005 and 2004 assuming Whitney had applied SFAS No. 123 to measure and to recognize share-based compensation.

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

Earnings per Share
Basic earnings per share is computed by dividing income applicable to common shares (net income in all periods presented) by the weighted-average number of common shares outstanding for the applicable period. Shares outstanding are adjusted for restricted shares issued to employees under the long-term incentive compensation plan and for certain shares that will be issued under the directors’ compensation plan. Diluted earnings per share is computed using the weighted-average number of shares outstanding increased by the number of shares in which employees would vest under performance-based restricted stock and stock unit awards based on expected performance factors and by the number of additional shares that would have been issued if potentially dilutive stock options were exercised, each as determined using the treasury stock method.

Statements of Cash Flows
The Company considers only cash on hand, cash items in process of collection and balances due from financial institutions as cash and cash equivalents for purposes of the consolidated statements of cash flows.

Operating Segment Disclosures
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about a company’s operating segments using a “management approach.” Reportable segments are identified in this statement as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. Consistent with its stated strategy that is focused on providing a consistent package of community banking products and services throughout a coherent market area, Whitney has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

Other
Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the consolidated balance sheets. Generally, certain minor sources of income are recorded on a cash basis, which does not differ materially from the accrual basis.

Accounting Standard Developments
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires an employer to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the plan’s specified benefit obligation, which would be the projected benefit obligation for a pension plan and the accumulated benefit obligation for other postretirement plans. Under SFAS No. 158, the gains or losses and prior service costs or credits that arise in a period but are not immediately recognized as components of net periodic benefit expense will now be recognized, net of tax, as a component of other comprehensive income. The amounts included in accumulated other comprehensive income will be adjusted as they are recognized as components of net periodic benefit expense in subsequent periods. Whitney initially recognized the funded status of its postretirement plans on December 31, 2006. The impact of this initial recognition and certain additional disclosures required by SFAS No. 158 are included in Note 15. SFAS No. 158 also requires an employer to measure plan assets and obligations as of the date of the employer's fiscal year end. This requirement is effective for the Company’s 2008 fiscal year.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to increase consistency and comparability in fair value measurements and provide for expanded disclosures about the development of such measurements and their effect on earnings. Although the statement does not require any new fair value measurements, its definition of fair value and the framework it establishes for measuring fair value in generally accepted accounting principles will result in some changes from current practice. The guidance in this statement is effective for Whitney’s 2008 fiscal year. The Company has not completed its evaluation of the potential impact of this statement.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation. Whitney adopted the provisions of SFAS No. 123R beginning January 1, 2006. Information about the more significant provisions of SFAS No. 123R and the impact of adopting this standard is presented in the earlier section on “Share-Based Compensation” and in Note 16.

NOTE 3
UPDATE ON IMPACT OF NATURAL DISASTERS
Two strong hurricanes struck portions of Whitney’s service area in late-summer of 2005. The following sections summarize some the more significant continuing financial repercussions of these natural disasters for the Company and the Bank.

Credit Quality and Allowance for Loan Losses
    Relationship officers have closely monitored the performance of storm-impacted loan customers. Information provided by these officers and statistics on the performance of consumer credits were factored into management’s determination of the allowance for loan losses at December 31, 2006. The significant overall uncertainties that complicated management’s early assessments of storm-related credit losses have largely been addressed in the year since the storms, and the storms’ impact on credit quality is primarily being reflected in the normal process for determining the loan loss allowance and reserves for losses on unfunded credit commitments. Some important uncertainties remain, however, including those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the economic prospects of the storm-impacted area as a whole. Management will continue to monitor the resolution of these uncertainties when determining future loss allowances and reserves.

Disaster Response Costs, Casualty Losses, Business Interruption and Related Insurance
The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that require replacement, relocation or major renovation. Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. All significant disaster response costs have been incurred and included where appropriate in an insurance claim receivable based on management’s understanding of the underlying coverage. The bulk of costs to replace or renovate facilities will be incurred in future periods, and these will be included in the insurance claims as appropriate. Management projects that casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods; however, this is contingent upon reaching agreement with insurance carriers. An insurance claim receivable of $5.5 million was included in other assets at December 31, 2006. Whitney expensed storm-related disaster response costs, insurance claim management fees and casualty and operating losses totaling $6.0 million in 2006 and $4.4 million in 2005.

NOTE 4
MERGERS AND ACQUISITIONS
On October 5, 2006, Whitney announced a definitive agreement to acquire Signature Financial Holdings, Inc. (Signature), headquartered in St. Petersburg, Florida. Signature is the parent of Signature Bank, which operates seven banking centers in the Tampa metropolitan area and had approximately $270 million in total assets and $220 million in deposits at December 31, 2006. Signature’s shareholders will receive approximately $62 million in cash and/or Whitney common stock, but no more than 49% of the total consideration will be paid in cash. Subject to approval by Signature’s shareholders and certain other closing conditions, this acquisition is expected to be completed in the first quarter of 2007.

On April 13, 2006, Whitney acquired First National Bancshares, Inc. of Bradenton, Florida (First National) and its subsidiary, 1st National Bank & Trust (1st National), which operated in the Tampa Bay area. 1st National had approximately $380 million in total assets, including a loan portfolio valued at $286 million, and $319 million in deposits at the acquisition date. The Company merged 1st National into Whitney National Bank in July 2006 upon completion of systems-integration work. First National shareholders received 2.2 million shares of Whitney common stock and cash totaling $41 million, for a total transaction value of approximately $116 million. Applying purchase accounting to this transaction, the Company recorded goodwill of $88 million and a $7 million intangible asset for the estimated value of deposit relationships with a weighted-average life of 2.3 years. No other material adjustments were required to record First National’s assets and liabilities at fair value.

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

NOTE 5
FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENT
The balance of federal funds sold and short-term investments included the following.
	December 31
(in thousands)	2006	2005
Federal funds sold	$110,500	$304,500
Securities purchased under resale agreements	200,000	-
U. S. government agency discount notes	-	499,013
Other short-term interest-bearing investments	3,579	2,245
Total	$314,079	$805,758

    Federal funds were sold on an overnight basis. The Company’s investments in U. S. government agency securities under resale agreements at December 31, 2006 mature in less than one month.

NOTE 6
INVESTMENT SECURITIES
Summary information about securities available for sale and securities held to maturity follows.

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale
December 31, 2006
Mortgage-backed securities	$1,230,461	$697	$24,634	$1,206,524
U. S. agency securities	336,969	110	4,051	333,028
U. S. Treasury securities	24,857	-	27	24,830
Obligations of states and political subdivisions	12,215	85	9	12,291
Other securities	35,840	24	24	35,840
Total	$1,640,342	$916	$28,745	$1,612,513
December 31, 2005
Mortgage-backed securities	$1,057,759	$762	$25,287	$1,033,234
U. S. agency securities	304,389	21	6,069	298,341
U. S. Treasury securities	49,918	-	596	49,322
Obligations of states and political subdivisions	100	2	-	102
Other securities	32,722	51	9	32,764
Total	$1,444,888	$836	$31,961	$1,413,763
Securities Held to Maturity
December 31, 2006
Obligations of states and political subdivisions	$273,580	$2,325	$2,112	$273,793
Total	$273,580	$2,325	$2,112	$273,793
December 31, 2005
Obligations of states and political subdivisions	$227,688	$3,035	$2,696	$228,027
Total	$227,688	$3,035	$2,696	$228,027

The following summarizes securities with unrealized losses at December 31, 2006 and 2005 by the period over which the security’s fair value had been continuously less than its amortized cost as of each year end.

December 31, 2006	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$171,835	$281	$891,358	$24,353
U.S. agency securities	29,187	6	220,946	4,045
U.S. Treasury securities	24,830	27	-	-
Obligations of states and political subdivisions	4,615	9	-	-
Other securities	441	9	835	15
Total	$230,908	$332	$1,113,139	$28,413
Securities Held to Maturity
Obligations of states and political subdivisions	$33,490	$279	$68,068	$1,833
Total	$33,490	$279	$68,068	$1,833

December 31, 2005	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$574,748	$11,507	$415,469	$13,780
U.S. agency securities	98,953	1,059	170,102	5,010
U.S. Treasury securities	24,655	275	24,667	321
Other securities	1,041	9	-	-
Total	$699,397	$12,850	$610,238	$19,111
Securities Held to Maturity
Obligations of states and political subdivisions	$66,424	$1,113	$32,154	$1,583
Total	$66,424	$1,113	$32,154	$1,583

Management evaluates whether unrealized losses on securities represent impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. In making this evaluation, management first considers the reasons for the indicated impairment. These could include changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. Management then considers the likelihood of a recovery in fair value sufficient to eliminate the indicated impairment and the length of time over which an anticipated recovery would occur, which could extend to the security’s maturity. Finally, management determines whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary. In making this assessment, management considers whether a security continues to be a suitable holding from the perspective of the Company’s overall portfolio and asset/liability management strategies.

Substantially all the unrealized losses at December 31, 2006 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. All impaired securities were originally purchased for continuing investment purposes, and management believes that they remain suitable for this purpose in light of current market conditions and Company strategies. At December 31, 2006, management had both the intent and ability to hold these securities until the market-based impairment is recovered. No losses for other-than-temporary impairment were recognized in any of the three years ended December 31, 2006.

The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of December 31, 2006. Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals. The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
(in thousands)	Cost	Value
Securities Available for Sale
Within one year	$ 130,410	$ 130,098
One to five years	239,136	235,484
Five to ten years	4,495	4,567
After ten years	-	-
Debt securities with single maturities	374,041	370,149
Mortgage-backed securities	1,230,461	1,206,524
Equity and other debt securities	35,840	35,840
Total	$1,640,342	$1,612,513
Securities Held to Maturity
Within one year	$ 9,039	$ 9,062
One to five years	107,285	107,424
Five to ten years	93,729	93,701
After ten years	63,527	63,606
Total	$273,580	$273,793

Proceeds from sales of securities available for sale were $46 million in 2006, $281 million in 2005 and $65 million in 2004. Substantially all of the proceeds in 2006 came from the sale of portions of the portfolio acquired with 1st National. No gains or losses were realized on this or other sales in 2006. Whitney realized gross gains of $2.2 million and gross losses of $2.1 million in 2005. A gross gain of $.1 million was realized in 2004.

Securities with carrying values of $1.30 billion at December 31, 2006 and $1.07 billion at December 31, 2005 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes. In these totals were $129 million in 2006 and $136 million in 2005 for securities pledged at the Federal Reserve discount window in connection with the Company’s overall contingency funding plans.

NOTE 7
LOANS
The composition of the Company’s loan portfolio follows.
	December 31
(in thousands)	2006		2005
Commercial, financial and agricultural	$2,725,531	38%	$2,685,894	41%
Real estate - commercial, construction and other	3,094,004	44	2,743,486	42
Real estate - residential mortgage	893,091	13	774,124	12
Individuals	337,790	5	357,093	5
Total	$7,050,416	100%	$6,560,597	100%

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties carry substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility when originated. An analysis of the changes in loans to related parties during 2006 follows:

(in thousands)	2006
Beginning balance	$52,939
Additions	77,408
Repayments	(75,016)
Net decrease from changes in related parties	(1,194)
Ending balance	$54,137

Outstanding unfunded commitments and letters of credit to related parties totaled $102 million and $112 million at December 31, 2006 and 2005, respectively.

NOTE 8
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
A summary analysis of changes in the allowance for loan losses follows.
	Years Ended December 31
(in thousands)	2006	2005	2004
Allowance at beginning of year	$90,028	$54,345	$59,475
Allowance of acquired bank	2,908	3,648	2,461
Provision for credit losses	2,400	37,000	2,000
Loans charged off	(25,228)	(10,656)	(14,030)
Recoveries	5,819	5,691	4,439
Net charge-offs	(19,409)	(4,965)	(9,591)
Allowance at end of year	$75,927	$90,028	$54,345

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows. The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.
	Years Ended December 31
(in thousands)	2006	2005	2004
Reserve at beginning of year	$580	$-	-
Provision for credit losses	1,320	580	-
Reserve at end of year	$1,900	$580	-

NOTE 9
IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY
Information on loans evaluated for possible impairment loss follows.
	December 31
(in thousands)	2006	2005
Impaired loans at year end
Requiring a loss allowance	$38,308	$54,994
Not requiring a loss allowance	12,950	4,789
Total recorded investment in impaired loans	$51,258	$59,783
Impairment loss allowance required at year end	$9,773	$17,334
Average recorded investment in impaired loans during the year	$54,387	$29,971

The following is a summary of nonperforming loans and foreclosed assets and surplus property.
	December 31
(in thousands)	2006	2005
Loans accounted for on a nonaccrual basis	$55,992	$65,565
Restructured loans	-	30
Total nonperforming loans	$55,992	$65,595
Foreclosed assets and surplus property	$800	$1,708

Interest income is recognized on certain nonaccrual loans as payments are received. Interest payments on other nonaccrual loans are accounted for under the cost recovery method, but this interest may later be recognized in income when loan collections exceed expectations or when workout efforts result in fully rehabilitated credits. The following compares contractual interest income on nonaccrual loans and restructured loans with the cash-basis and cost-recovery interest actually recognized on these loans.

	Years Ended December 31
(in thousands)	2006	2005	2004
Contractual interest	$5,903	$3,347	$2,671
Interest recognized	1,249	2,223	1,615
Decrease in reported interest income	$4,654	$1,124	$1,056

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

The revenues and direct expenses related to these grandfathered property interests that are included in the statements of income follow.

	Years Ended December 31
(in thousands)	2006	2005	2004
Revenues	$1,944	$2,207	$1,271
Direct expenses	218	210	205

NOTE 10
BANK PREMISES AND EQUIPMENT
A summary of bank premises and equipment by asset classification follows.
	December 31
(in thousands)	2006	2005
Land	$47,380	$38,170
Buildings and improvements	186,967	177,319
Equipment and furnishings	117,703	106,998
	352,050	322,487
Accumulated depreciation	(176,941)	(170,509)
Total bank premises and equipment	$175,109	$151,978

Provisions for depreciation and amortization included in noninterest expense were as follows.
	Years Ended December 31
(in thousands)	2006	2005	2004
Buildings and improvements	$ 7,298	$ 6,830	$ 6,679
Equipment and furnishings	8,412	6,759	6,779
Total depreciation and amortization expense	$15,710	$13,589	$13,458

At December 31, 2006, the Bank was obligated under a number of noncancelable operating leases, substantially all related to premises. Certain of these leases have escalation clauses and renewal options. Total rental expense was $7.5 million in 2006, $5.1 million in 2005 and $4.2 million in 2004.

As of December 31, 2006, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows.

(in thousands)
2007	$ 8,494
2008	8,610
2009	7,102
2010	5,565
2011	5,199
Later years	37,561
Total	$72,531

NOTE 11
GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets consist mainly of identifiable intangibles, such as the value of deposit relationships, and goodwill acquired in business combinations accounted for as purchases. Note 4 presents information on goodwill and other intangible assets acquired in 2006. There were no dispositions of intangible assets during 2006.

Goodwill is tested for impairment at least annually. No indication of goodwill impairment was identified in the annual assessments as of September 30, 2006 and 2005. The balance of goodwill that will not generate future tax deductions was $283 million at December 31, 2006.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The Company’s only significant identifiable intangible assets reflect the value of deposit relationships, all of which have finite lives. The weighted-average remaining life of identifiable intangible assets was approximately three years. Unidentifiable intangible assets will be fully amortized within one year.

The carrying value of intangible assets subject to amortization was as follows.

(in thousands)	December 31, 2006			December 31, 2005
	Purchase	Accumulated	Carrying	Purchase	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Deposit relationships and other identifiable intangibles	$54,003	$31,960	$22,043	$46,817	$23,510	$23,307
Unidentifiable intangibles	11,321	10,037	1,284	11,321	8,324	2,997
Total	$65,324	$41,997	$23,327	$58,138	$31,834	$26,304

Amortization of intangible assets included in noninterest expense was as follows.
	Years Ended December 31
(in thousands)	2006	2005	2004
Deposit relationships and other identifiable intangibles	$ 8,713	$6,548	$3,944
Unidentifiable intangibles	1,713	1,713	1,713
Total amortization	$10,426	$8,261	$5,657

The following shows estimated amortization expense for the five succeeding years, calculated based on current amortization schedules.

(in thousands)
2007	$9,320
2008	5,838
2009	3,876
2010	1,759
2011	1,217

NOTE 12
DEPOSITS
The composition of deposits was as follows.
	December 31
(in thousands)	2006	2005
Noninterest-bearing demand deposits	$2,947,997	$3,301,227
Interest-bearing deposits:
NOW account deposits	1,099,408	1,116,000
Money market deposits	1,185,610	1,103,510
Savings deposits	965,652	1,120,078
Other time deposits	750,165	717,938
Time deposits $100,000 and over	1,484,476	1,246,083
Total interest-bearing deposits	5,485,311	5,303,609
Total deposits	$8,433,308	$8,604,836

Deposits include funds of public entities, such as states and municipalities, and certain other deposits that are subject to collateral requirements. Public funds and other collateralized deposits totaled $499 million and $384 million at December 31, 2006 and 2005, respectively, including time deposits of $263 million at the end of 2006 and $172 million at the end of 2005.

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers. Balances maintained in such products totaled $486 million and $504 million at December 31, 2006 and 2005, respectively, and most of these deposits mature on a daily basis. Scheduled maturities of all time deposits at December 31, 2006 were as follows.

(in thousands)
2007	$2,027,251
2008	164,642
2009	39,125
2010	2,727
2011 and thereafter	896
Total	$2,234,641

NOTE 13
SHORT-TERM AND OTHER BORROWINGS
Short-term and other borrowings consisted of the following.
	December 31
(in thousands)	2006	2005
Securities sold under agreements to repurchase	$438,643	$280,390
Federal funds purchased	38,012	99,595
Treasury Investment Program	22,878	36,042
Other borrowings	17,394	17,323
Total short-term and other borrowings	$516,927	$433,350

The Bank borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to its deposit customers. Repurchase agreements generally mature daily. The Bank has the ability to exercise legal authority over the underlying securities. Mortgage-backed securities issued or guaranteed by U.S. government agencies and other agency securities with a fair value of $448 million were sold under repurchase agreements at December 31, 2006.

Additional information about securities sold under repurchase agreements follows.

(dollars in thousands)	2006	2005	2004
At December 31
Interest rate	3.91%	2.73%	.84%
Balance	$438,643	$280,390	$309,827
Average for the year
Effective interest rate	3.76%	1.91%	.69%
Balance	$491,619	$373,501	$338,096
Maximum month-end outstanding	$592,685	$451,480	$412,839

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis. Additional information about federal funds purchased follows.

(dollars in thousands)	2006	2005	2004
At December 31
Interest rate	4.94%	4.01%	2.17%
Balance	$38,012	$99,595	$161,279
Average for the year
Effective interest rate	4.80%	3.20%	1.27%
Balance	$61,560	$165,813	$160,554
Maximum month-end outstanding	$161,869	$387,346	$294,878

From time to time, the Bank uses advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds. The Bank made no use of FHLB advances during 2006. The advances assumed with 1st National were repaid shortly after the acquisition. During 2005, the Bank borrowed $92 million on average under short-term FHLB advances with an effective interest rate of 3.12%. Such borrowings averaged $79 million during 2004 with an effective rate of 1.40%. The maximum month-end balance was $150 million in 2005 and $100 million in 2004. The FHLB makes advances on a secured basis.

Under the Treasury Investment Program, temporary excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate. Repayment of these borrowed funds can be demanded at any time. The Bank limited its participation to a maximum of $40 million and has pledged securities with a comparable value as collateral for borrowings under this program.

In connection with the acquisition of Destin in 2005, the Company assumed Destin’s obligations under subordinated debentures payable to unconsolidated trusts which issued trust preferred securities. The carrying value of this mix of fixed-rate and variable-rate debentures was $16.8 million at December 31, 2006 and $17.2 million at December 31, 2005 and was included with other borrowings. The weighted-average yield was approximately 6.11% at year-end 2006. The debentures have maturities from 2031 through 2033, but they may be called with prior regulatory approval beginning at various dates from 2007 through 2011. Subject to certain adjustments, these debentures currently qualify as capital for the calculation of Whitney Holding Corporation’s regulatory capital ratios (see Note 17).

NOTE 14
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities at December 31, 2006 and 2005 were as follows.

	December 31
(in thousands)	2006	2005
Other Assets
Net deferred income tax asset	$ 66,914	$ 53,065
Low-income housing tax credit fund investments	15,639	17,986
Insurance claim receivable	5,489	21,895
Prepaid pension asset	-	15,271
Cash surrender value of life insurance	9,134	9,575
Prepaid expenses	7,283	4,713
Miscellaneous investments, receivables and other assets	23,187	32,039
Total other assets	$127,646	$154,544
Accrued Expenses and Other Liabilities
Accrued taxes and other expenses	$ 21,020	$49,369
Dividend payable	14,704	12,159
Obligation for postretirement benefits other than pensions	27,128	11,877
Liability for pension benefits	21,318	7,589
Reserve for losses on unfunded credit commitments	1,900	580
Miscellaneous payables, deferred income and other liabilities	18,673	17,665
Total accrued expenses and other liabilities	$104,743	$99,239

    See Note 3 for information on the natural disasters that affected Whitney during 2005, including a discussion of related insurance matters. As part of its response to the disasters, the federal government allowed corporations to defer federal income tax payments otherwise due in 2005 until 2006. See Notes 2 and 15 for information on a new accounting standard for pension and other postretirement benefit plans that was effective December 31, 2006.

NOTE 15
EMPLOYEE BENEFIT PLANS
Retirement Plans
Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements. The benefits are based on an employee’s total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. Based on currently available information, the Company does not anticipate making a contribution during 2007.

Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan’s formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan would be reduced by amounts paid from the qualified plan.

The following table details the changes in the actuarial present value of the qualified and nonqualified pension benefit obligations and in the plans’ assets for the years ended December 31, 2006 and 2005. The table also shows the funded status of each plan at each year end and identifies the related amounts recognized and not recognized in the Company’s consolidated balance sheets. Whitney uses a December 31 measurement date for all of its defined benefit retirement plans and other postretirement benefit plans.

	2006		2005
(in thousands)	Qualified	Nonqualified	Qualified	Nonqualified
Changes in benefit obligation
Benefit obligation, beginning of year	$142,643	$8,212	$124,905	$6,522
Service cost for benefits	7,597	391	6,926	395
Interest cost on benefit obligation	7,774	474	7,208	415
Plan amendments	-	-	-	75
Net actuarial (gain) loss	(4,477)	198	7,891	842
Benefits paid	(5,171)	(48)	(4,287)	(37)
Benefit obligation, end of year	148,366	9,227	142,643	8,212
Changes in plan assets
Plan assets at fair value, beginning of year	125,347	-	106,605	-
Actual return on plan assets	16,621	-	3,390	-
Employer contribution	-	48	20,000	37
Benefits paid	(5,171)	(48)	(4,287)	(37)
Plan expenses	(522)	-	(361)	-
Plan assets at fair value, end of year	136,275	-	125,347	-
Funded status	(12,091)	(9,227)	(17,296)	(8,212)
Unrecognized net actuarial loss	(a )	(a )	32,874	2,055
Unrecognized transition obligation	(a )	(a )	-	53
Unrecognized net prior service cost (credit)	(a )	(a )	(307)	39
Net amount recognized	$(12,091)	$(9,227)	$15,271	$(6,065)
Recognized as:
Pension liability	$(12,091)	$(9,227)	-	$(7,589)
Prepaid pension asset	-	-	$15,271	-
Accumulated other comprehensive loss	-	-	-	$1,524
(a) No longer applicable upon adoption of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). As more fully described in Note 2, this statement requires an employer recognize the funded status of a benefit plan as an asset or liability in its statement of financial position. To recognize the funded status of the plans upon initial adoption as of December 31, 2006, the Company eliminated the remaining prepaid pension asset for the qualified plan of $8.1 million and increased the pension liability by $12.6 million. The corresponding charge, representing the remaining unrecognized net actuarial loss of $22.4 million and an unrecognized net prior service credit of $.2 million at adoption, was reported, net of tax, as a $13.5 million adjustment of accumulated other comprehensive loss. The tax effect of $7.2 million was reported in the net deferred tax asset at December 31, 2006.

The weighted-average assumptions used to determine the benefit obligation for both the qualified and nonqualified plans at December 31, 2006 and 2005 follow.

	2006	2005
Discount rate	5.75%	5.50%
Rate of future compensation increases	3.58	3.58

The accumulated benefit obligation was $128 million and $121 million, respectively, for the qualified plan at December 31, 2006 and 2005, and $8.5 million and $7.6 million, respectively, for the nonqualified plan. The calculation of the accumulated benefit obligation ignores the assumption about future compensation levels.

The components of net pension expense were as follows for the qualified and nonqualified plans.

	2006		2005		2004
(in thousands)	Qualified	Nonqualified	Qualified	Nonqualified	Qualified	Nonqualified
Service cost for benefits in period	$7,597	$391	$6,926	$395	$6,511	$371
Interest cost on benefit obligation	7,774	474	7,208	415	6,556	336
Expected return on plan assets	(9,838)	-	(8,352)	-	(8,026)	-
Amortization of:
Net actuarial loss	1,763	227	920	181	432	98
Prior service cost (credit)	(107)	(9)	(108)	(9)	(108)	(19)
Transition obligation	-	53	-	57	-	57
Net pension expense	$7,189	$1,136	$6,594	$1,039	$5,365	$843

The amounts of the net actuarial loss and prior service cost (credit) included in accumulated other comprehensive loss at the end of 2006 that are expected to be recognized as components of net pension expense (benefit) in 2007 for both plans total $.7 million and $(.1) million, respectively.

The Company used the following weighted-average assumptions in determining the net pension expense for both the qualified and nonqualified plans for each of the three years in the period ended December 31, 2006.

	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Rate of future compensation increases	3.58	4.00	4.00
Expected long-term return on plan assets	8.00	8.00	8.00

Benefit payments under the qualified and nonqualified plans are expected to total $5.6 million in 2007, $6.4 million in 2008, $7.0 million in 2009, $7.7 million in 2010, $8.3 million in 2011, and $53.3 million for the next five years combined. These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2006.

The following table shows the percentage allocation of plan assets by investment category at December 31, 2006 and 2005, as well as the long-range average target allocation currently set by the investment manager and the target allocation ranges specified in the plan’s investment policy. The actual portfolio allocations outside of the policy range reflected strong equity market valuations toward the end of 2006, and these exceptions are being addressed by the investment manager.

			Long-range
	Actual Allocation		Average	Policy
	2006	2005	Target	Range
Equity securities	73%	69%	60%	40-70%
Corporate debt securities	11	17
U. S. Treasury and government agency securities	14	12
Total debt securities	25	29	40	30-60
Cash investments	2	2		0-20
Total	100%	100%

Whitney determines its assumption regarding the expected long-term return on plan assets with reference to the plan’s investment policy and practices, including the tolerance for market and credit risk, and historical returns for benchmark indices specified in the policy. The policy communicates risk tolerance in terms of diversification criteria and constraints on investment quality. The plan may not hold debt or equity securities of any single issuer, except the U.S. Treasury and U.S. government agencies, in excess of 10% of plan assets. In addition, all purchases for the debt portfolio are limited to investment grade securities of less than 10 years’ maturity. The policy also calls for diversification of equity holdings across business segments and states a preference for holdings in companies that demonstrate consistent growth in earnings and dividends. Limited use of derivatives is authorized by the policy, but the investment manager has not employed these instruments.

Plan assets included 49,175 shares of Whitney common stock with a value of $1.6 million (1% of plan assets) at December 31, 2006, and 89,175 shares with a value of $2.5 million (2% of plan assets) at December 31, 2005.

Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees. The Company annually matches the savings of each participant up to 4% of his or her compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company’s matching contributions was approximately $3.4 million in 2006, $3.2 million in 2005 and $3.0 million in 2004.

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

The following table presents changes in the actuarial present value of the benefit obligation, the funded status of the plan, and the related amounts recognized and not recognized in the Company’s consolidated balance sheets.

(in thousands)	2006	2005
Changes in benefit obligation
Benefit obligation, beginning of year	$20,150	$15,697
Service cost for benefits	1,784	1,437
Interest cost on benefit obligation	1,057	862
Participant contributions	671	617
Net actuarial loss	4,903	2,905
Benefits paid	(1,437)	(1,368)
Benefit obligation, end of year	27,128	20,150
Changes in plan assets
Plan assets, beginning of year	-	-
Employer contributions	766	751
Participant contributions	671	617
Benefits paid	(1,437)	(1,368)
Plan assets, end of year	-	-
Funded status	(27,128)	(20,150)
Unrecognized net actuarial loss	(a )	9,856
Unrecognized net prior service credit	(a )	(1,583)
Postretirement benefit liability recognized	$(27,128)	$(11,877)
(a) No longer applicable upon adoption of SFAS No. 158.

To recognize the funded status of the plan upon initial adoption of SFAS No. 158, the Company recorded an additional benefit liability of $13.0 million effective December 31, 2006, representing the remaining unrecognized net actuarial loss of $14.0 million and an unrecognized net prior service credit of $1.0 million at adoption. The corresponding charge was reported, net of tax, as an $8.5 million adjustment of accumulated other comprehensive loss, and the $4.6 million tax effect was reported in the net deferred tax asset at December 31, 2006.

The net periodic postretirement plan expense was approximately $3.0 million for 2006, $2.3 million for 2005 and $1.7 million for 2004. This expense includes components for the portion of the expected benefit obligation attributed to current service, for interest on the accumulated benefit obligation, and for amortization of unrecognized actuarial gains or losses. None of the individual components of either the change in the benefit obligation or the net periodic expense was individually significant for any period reported. Payments to provide benefits are expected to range from $1.2 million to $1.9 million annually over the next five years and to total $12.9 million for the following five years combined. The amounts of the net actuarial loss and prior service credit in accumulated other comprehensive loss at December 31, 2006, that are expected to be recognized in 2007 as components of net postretirement plan expense (benefit) totaled $1.1 million and $(.3) million, respectively.

The discount rates used to determine the present value of the postretirement benefit obligation and the net periodic expense were the same as those shown above for the defined benefit pension plan. The Company also assumed the following trends in health care costs for the actuarial calculation of the benefit obligation at December 31, 2006 and 2005.

	Pre- and Post-
	Medicare Age Cost
	2006	2005
Cost trend rate for next year	8%	9%
Ultimate rate to which the cost trend rate gradually declines	5	5
Year in which the ultimate trend rate is reached	2010	2010

A 1% increase or decrease in the assumed health care cost trend rates would impact the calculation of the benefit obligation and net periodic expense as follows:

(in thousands)	1% Increase	1% Decrease
Effect on total of service and interest components of expense	$664	$(539)
Effect on postretirement benefit obligation	3,878	(3,224)

NOTE 16
SHARE-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate share-based compensation. The plans for both employees and directors have been approved by the Company’s shareholders. The most recent long-term incentive plan for key employees was approved in 2004 (the 2004 plan).

The Compensation and Human Resources Committee of the Board of Directors administers the employee plans, designates who will participate and authorizes the awarding of grants. Under the 2004 plan, participants may be awarded stock options, restricted stock and restricted stock units, and stock appreciation rights. These are substantially the same as the awards that were available under prior plans. To date, the Committee has awarded stock options, restricted stock and, in 2006, restricted stock units.

The 2004 plan authorizes awards with respect to a maximum of 3,900,000 Whitney common shares, plus any unused authorized shares from the most recent prior plan. At December 31, 2006, the Committee could make future awards with respect to 1,143,413 shares. This total has been reduced by the maximum number of shares that could be issued with respect to performance-based awards whose performance measurement periods were not completed by December 31, 2006. The stock issued for employee or director awards may come from unissued shares or shares held in treasury.

A new long-term incentive compensation plan for employees will be presented to the shareholders for approval at the Company’s annual meeting in April 2007. The new plan provides for substantially the same types of share-based compensation awards as the 2004 plan. If approved, the new plan will authorize the issuance of up to 3,200,000 common shares.

The directors’ plan provides for the annual award of stock grants and stock options to each nonemployee director. Under this plan as originally implemented, Whitney was authorized to issue an aggregate number of common shares not exceeding 3% of the Company’s outstanding shares, but in no event more than 1,687,500 shares. The Board of Directors has subsequently amended the plan to reduce the authorized shares to no more than 937,500. At December 31, 2006, 448,676 shares remain available for future award and issuance under the directors’ plan.

Employees forfeit the performance-based restricted stock units granted in 2006 if they terminate employment within three years of the award date, although they can retain a prorated number of units in the case of retirement, death, disability and, in limited circumstances, involuntary termination. During the three-year period, they cannot transfer or otherwise dispose of the units awarded. The restricted stock units that ultimately vest will be determined with reference to Whitney’s financial performance over a three-year period in relation to that of a designated peer group. Prior to 2006, the Company had awarded performance-based restricted stock, but with substantially the same terms as the restricted units. All employee restricted stock and stock units would vest and the restrictions on their shares would lapse upon a change in control of the Company. The directors’ stock grants are fully vested upon award.

The following table recaps changes during 2006 in the number of shares that are expected to ultimately be issued with respect to employees’ performance-based restricted stock and stock units, taking into consideration expected performance factors but not expected forfeitures.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2005	875,685	$27.81
Granted	599,883	35.01
Net change on updated performance estimates	38,723	21.94
Vested	(282,901)	22.44
Actual forfeitures	(13,150)	29.35
Nonvested at December 31, 2006 (a)	1,218,240	$32.40

(a) Total includes 872,596 shares that could be issued with respect to performance-based awards whose performance measurement periods were not completed by December 31, 2006. The maximum shares that potentially could be issued with respect to these awards total 1,134,574. Under certain levels of performance, no shares would be issued.

The Company recognized compensation expense with respect to employee restricted stock and stock units of $12.0 million in 2006, $9.4 million for 2005 and $8.9 million in 2004. The income tax benefits associated with this compensation were approximately $4.2 million, $3.3 million and $3.1 million, respectively, in 2006, 2005 and 2004. Unrecognized compensation related to restricted stock and stock units expected to vest totaled $21.7 million at December 31, 2006. This compensation will be recognized over an expected weighted-average period of 2.1 years. The total fair value of the restricted stock that vested during 2006 was $10.3 million, based on the closing market price of Whitney’s common stock on the vesting date. The fair value of vested restricted stock totaled $8.0 million in 2005 and $6.2 million in 2004.

Directors’ stock grants totaled 8,775 shares in 2006, 10,125 shares in 2005 and 10,800 shares in 2004. The aggregate grant date fair value of these awards was $310,000 in 2006, $330,000 in 2005 and $322,000 in 2004.

The following table summarizes combined stock option activity under the employee and director plans.

		Weighted-
		Average
	Number	Exercise Price
Outstanding at December 31, 2003	2,953,681	$20.04
Options granted	736,238	28.95
Options exercised	(666,359)	18.79
Options forfeited	(11,063)	25.71
Outstanding at December 31, 2004	3,012,497	22.47
Options granted	506,325	31.73
Options exercised	(591,216)	20.80
Options forfeited	(19,562)	28.76
Outstanding at December 31, 2005	2,908,044	24.38
Options granted	297,300	35.40
Options exercised	(379,864)	21.29
Options forfeited	(8,250)	30.43
Outstanding at December 31, 2006	2,817,230	$25.95
Exercisable at December 31, 2006	2,578,430	$25.07

Employees can first exercise their stock options from the 2006 award three years from the grant date, provided they are still employed. A prorated number of options can vest and become immediately exercisable upon an employee’s retirement, death or disability within this three-year period, and all options would vest upon a change in control of the Company. All employee options expire after ten years, although an earlier expiration applies in the case of retirement, death or disability. The exercise price for employee options is set at an amount not lower than the opening market price for Whitney’s stock on the grant date. Before 2006, employee stock options were awarded without the three-year service requirement, but otherwise had substantially the same terms as the options awarded in 2006. Directors’ stock options are immediately exercisable and expire no later than ten years from the grant date. The exercise price for directors’ options is set at the closing market price for the Company’s stock on the grant date.

The following table presents certain additional information about stock options as of December 31, 2006. The intrinsic value of an option is the excess of the closing market price of Whitney’s common stock over its exercise price.

(dollars in thousands,		Weighted-
except per share data)		Average	Weighted-	Aggregate
		Years to	Average	Intrinsic
Range of Exercise Prices	Number	Expiration	Exercise Price	Value
Options Exercisable
$15.31-$18.86	540,633	3.2	$17.85
$20.52-$24.44	890,989	5.1	22.60
$28.86-$29.83	625,183	7.4	28.95
$31.59-$35.37	521,625	8.5	32.13
$15.31-$35.37	2,578,430	6.0	$25.07	$19,627
Options Outstanding
$15.31-$35.41	2,817,230	6.3	$25.95	$19,627

The following table provides information on total cash proceeds received on option exercises, the intrinsic value of options exercised by employees and directors based on the Company’s closing stock price as of the exercise dates, and related tax benefits realized by Whitney. The tax benefit in each year was credited to capital surplus. The impact of the tax benefit was reported as a cash flow from financing activities in the consolidated statement of cash flows for 2006 and as a cash flow from operations in 2005 and 2004.
	Years Ended December 31
(in thousands)	2006	2005	2004
Proceeds from option exercises	$7,323	$11,767	$11,943
Intrinsic value of option exercised	5,068	5,983	6,353
Tax benefit realized	1,503	1,738	1,937

Whitney is following SFAS No. 123R for all awards granted after December 31, 2005 and awards modified, repurchased, or cancelled after that date. This revised accounting standard established the fair value-based method as the exclusive method of accounting for share-based compensation, with only limited exceptions. For outstanding awards for which the required service period extended beyond December 31, 2005, SFAS No. 123R required Whitney to recognize compensation after that date based on the grant-date fair value of those awards as calculated for pro forma disclosure under the original SFAS No. 123. As of December 31, 2005, all stock options awarded by the Company were fully vested and exercisable and there were no continuing service requirements. The service requirements for certain performance-based restricted stock awards did extend beyond December 31, 2005. During 2005 and 2004, Whitney recognized compensation expense with respect to restricted stock awards under Accounting Principles Board Opinion (APB) No. 25 and related interpretations. The expense recognized under APB No. 25 was also based on fair value, but the timing of when fair value was determined and the method of allocating expense over time differed in certain respects from what was required under SFAS No. 123.

The following shows pro forma net income and earnings per share for 2005 and 2004 assuming Whitney had applied SFAS No. 123 to measure and to recognize share-based compensation expense for these years.

(in thousands, except per share data)	2005	2004
Net income	$102,349	$97,137
Share-based compensation expense included in reported net income, net of related tax effects	6,091	5,764
Share-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(7,696)	(8,267)
Pro forma net income	$100,744	$94,634
Earnings per share:
Basic - as reported	$1.65	$1.59
Basic - pro forma	1.62	1.55
Diluted - as reported	1.63	1.56
Diluted - pro forma	1.60	1.52

The fair values of the stock options were estimated as of the grant dates using the Black-Scholes option-pricing model. The significant assumptions made in applying the option-pricing model are shown in following table. Both the volatility assumption and the weighted-average life assumption were based primarily on historical experience.

	2006	2005	2004
Weighted-average expected annualized volatility	22.85%	22.97%	24.97%
Weighted-average option life (in years)	5.40	5.60	6.90
Expected annual dividend yield	3.25%	3.14%	3.23%
Weighted-average risk-free interest rate	5.14%	3.87%	4.44%
Weighted-average grant date fair value of options awarded	$7.40	$6.09	$6.64

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

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward insured institutions. In reaching an overall conclusion on capital adequacy or assigning an appropriate classification under the uniform framework, regulators must also consider other subjective and quantitative assessments of risk associated with the institution. Regulators will take certain mandatory as well as possible additional discretionary actions against institutions they judge to be inadequately capitalized. These actions could materially impact the institution’s financial position and results of operations.

Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively. If an institution fails to remain well-capitalized, it will be subject to a series of operating restrictions that increase as the capital condition worsens. An institution’s capital level is also an important factor in determining the deposit insurance premium it pays under the FDIC’s risk-based assessment system. As of December 31, 2006 and 2005, the Bank was categorized as well-capitalized.

The actual capital amounts and ratios for the Company and the Bank are presented in the following tables, together with the corresponding capital amounts determined using regulatory guidelines.

(dollars in thousands)	Actual			Well-
December 31, 2006	Amount	Ratio	Minimum(a)	Capitalized(b)
Leverage (Tier 1 Capital to Average Assets):
Company	$853,774	8.76%	$389,706	(c	)
Bank	775,536	7.98	388,964	$486,204
Tier 1 Capital (to Risk-Weighted Assets):
Company	853,774	10.24	333,637	(c	)
Bank	775,536	9.32	332,857	499,285
Total Capital (to Risk-Weighted Assets):
Company	931,601	11.17	667,274	(c	)
Bank	853,292	10.25	665,714	832,142
December 31, 2005
Leverage (Tier 1 Capital to Average Assets):
Company	$765,881	8.21%	$373,156	(c	)
Bank	687,047	7.38	372,511	$465,639
Tier 1 Capital (to Risk-Weighted Assets):
Company	765,881	9.89	309,842	(c	)
Bank	687,047	8.89	309,219	463,828
Total Capital (to Risk-Weighted Assets):
Company	856,489	11.06	619,684	(c	)
Bank	777,655	10.06	618,437	773,047
(a) Minimum capital required for capital adequacy purposes.
(b) Capital required for well-capitalized status under regulatory framework for prompt corrective action.
(c) Not applicable.

Other Regulatory Matters
Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company. During 2007, the Bank will have available an amount equal to approximately $78 million plus its current net income to declare as dividends to the Company without prior regulatory approval. At December 31, 2006, the Company had approximately $87 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its shareholders and other corporate purposes.

Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral. The Bank made no loans to the Company during 2006 and 2005.

Banks are required to maintain currency and coin or a noninterest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. During 2006 and 2005, the Bank covered substantially all of its reserve maintenance requirement with balances of coin and currency.

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

Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. A substantial majority of standby letters of credit outstanding at year-end 2006 have a term of one year or less.

The Bank’s exposure to credit losses from these financial instruments is represented by their contractual amounts. The Bank follows its standard credit policies in approving loan facilities and financial guarantees and requires collateral support if warranted. The required collateral could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property. See Note 8 for a summary analysis of changes in the reserve for losses on unfunded credit commitments.

A summary of off-balance-sheet financial instruments follows.
	December 31
(in thousands)	2006	2005
Loan commitments - revolving	$2,261,861	$1,834,415
Loan commitments - nonrevolving	471,264	593,667
Credit card and personal credit lines	528,276	507,733
Standby and other letters of credit	385,478	365,582

NOTE 19
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of estimated fair value information about certain on- and off-balance-sheet financial instruments where it is practicable to estimate those values. If quoted market prices are not available, which is true for many of Whitney’s financial instruments, the Company estimates fair value using present value or other valuation techniques. The assumptions used in applying these techniques, such as those concerning appropriate discount rates and estimates of future cash flows, require considerable judgment and significantly affect the resulting fair value estimates. In addition, no value estimate is assigned to future business opportunities from long-term customer relationships underlying certain financial instruments. Accordingly, the derived fair value estimates may not indicate the amount the Company could realize in a current settlement of the financial instruments. Reasonable comparability of fair value estimates between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous assumptions involved. The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.

The following significant methods and assumptions were used by the Company to estimate the fair value of financial instruments:
Cash, federal funds sold and short-term investments - The carrying amount is a reasonable estimate of the fair value of cash and due from financial institutions, federal funds sold and short-term investments.
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

The estimated fair values of the Company’s financial instruments follow.

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
ASSETS:
Cash and short-term investments	$ 632,244	$ 632,244	$1,360,585	$1,360,585
Investment securities	1,886,093	1,886,306	1,641,451	1,641,790
Loans held for sale	26,966	27,380	46,678	47,400
Loans, net	6,974,489	6,926,462	6,470,569	6,440,913
LIABILITIES:
Deposits	8,433,308	8,432,291	8,604,836	8,601,425
Short-term and other borrowings	516,927	517,048	433,350	433,305

NOTE 20
CONTINGENCIES
The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company’s financial condition, results of operations or cash flows.

See Note 3 for information on natural disasters affecting Whitney in 2005, including comments about contingencies surrounding the resolution of insurance claims.

NOTE 21
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.
	Years Ended December 31
(in thousands)	2006	2005	2004
Credit-related fees	$5,307	$5,029	$3,923
ATM fees	5,154	4,085	4,497
Investment services income	4,994	3,655	3,508
Other fees and charges	4,294	3,745	3,125
Other operating income	3,418	4,536	3,880
Net gains on sales and other revenue from foreclosed assets	2,102	2,692	1,378
Net gains (losses) on disposals of surplus property	(57)	1,369	793
Total	$25,212	$25,111	$21,104

NOTE 22
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.
	Years Ended December 31
(in thousands)	2006	2005	2004
Security and other outsourced services	$14,755	$10,493	$9,045
Advertising and promotion	6,999	4,436	5,675
Operating supplies	4,419	3,853	3,727
Bank card processing services	3,508	3,036	2,612
Deposit insurance and regulatory fees	2,494	2,160	2,015
Miscellaneous operating losses	8,449	6,044	3,971
Other operating expense	25,050	19,348	17,837
Total	$65,674	$49,370	$44,882

NOTE 23
INCOME TAXES
The components of income tax expense (benefit) follow.
	Years Ended December 31
(in thousands)	2006	2005	2004
Included in net income
Current
Federal	$68,799	$52,538	$45,560
State	2,366	2,084	1,037
Total current	71,165	54,622	46,597
Deferred
Federal	(2,121)	(11,030)	(3,238)
State	120	(585)	(161)
Total deferred	(2,001)	(11,615)	(3,399)
Total included in net income	$69,164	$43,007	$43,198
Included in shareholders’ equity
Deferred tax related to the change in the net unrealized loss on securities	$1,154	$(9,298)	$(6,139)
Deferred tax related to the change in the additional minimum pension liability	46	(534)	-
Current tax related to nonqualified stock options and restricted stock	(2,582)	(2,107)	(2,311)
Total included in shareholders’ equity	$(1,382)	$(11,939)	$(8,450)

Deferred income tax expense included in shareholders’ equity does not include the tax effect associated with the additional liabilities for pension and other postretirement benefits that were recorded as of December 31, 2006 on the adoption of SFAS No. 158. The charge for these additional liabilities is shown, net of the tax effect of $11.8 million, as an adjustment to ending accumulated other comprehensive loss in the consolidated statements of changes in shareholders’ equity. See Notes 2 and 15 for additional information on the adoption of SFAS No. 158.

The effective rate of tax included in net income differed from the statutory federal income tax rate because of the following factors.
	Years Ended December 31
(in percentages)	2006	2005	2004
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from
Tax exempt income	(1.69)	(2.50)	(2.77)
Low income housing credits	(1.10)	(1.64)	(1.37)
Disaster-relief credit	(.33)	(1.31)	-
State income tax and miscellaneous items	.47	.04	(.08)
Effective tax rate	32.35%	29.59%	30.78%

Federal disaster-relief legislation provided for a tax credit to businesses in storm-affected areas based on certain salaries paid to qualifying employees. Application of this provision reduced Whitney’s income tax expense by $.7 million in 2006 and $1.9 million in 2005.

Temporary differences arise between the tax bases of assets or liabilities and their reported amounts in the financial statements. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow.
	December 31
(in thousands)	2006	2005
Deferred tax assets:
Allowance for credit losses and losses on foreclosed assets	$26,970	$31,414
Employee compensation and benefits	28,363	11,307
Net unrealized loss on securities available for sale	9,740	10,894
Unrecognized interest income	5,124	3,716
Other	6,421	6,052
Total deferred tax assets	76,618	63,383
Deferred tax liabilities:
Accumulated depreciation and amortization	8,316	7,283
Other	1,388	3,035
Total deferred tax liabilities	9,704	10,318
Net deferred tax asset	$66,914	$53,065

NOTE 24
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows.
	Years Ended December 31
(dollars in thousands, except per share data)	2006	2005	2004
Numerator:
Net income	$144,645	$102,349	$97,137
Effect of dilutive securities	-	-	-
Numerator for diluted earnings per share	$144,645	$102,349	$97,137
Denominator:
Weighted-average shares outstanding	64,687,363	62,008,004	61,122,581
Effect of potentially dilutive securities and contingently issuable shares	1,165,786	945,289	960,462
Denominator for diluted earnings per share	65,853,149	62,953,293	62,083,043
Earnings per share:
Basic	$2.24	$1.65	$1.59
Diluted	2.20	1.63	1.56
Antidilutive stock options	137,090	425,259	202,269

NOTE 25
PARENT COMPANY FINANCIAL STATEMENTS
The following financial statements are for the parent company only. For the statements of cash flows, cash and cash equivalents include noninterest-bearing deposits in the Bank and the demand note receivable from the Bank.

BALANCE SHEETS	December 31
(in thousands)	2006	2005
ASSETS
Investment in bank subsidiary	$969,723	$817,209
Demand note receivable - bank subsidiary	86,492	84,850
Investments in nonbank subsidiaries	3,054	3,065
Notes receivable - nonbank subsidiaries	82,934	82,434
Other assets	18,077	15,057
Total assets	$1,160,280	$1,002,615
LIABILITIES
Subordinated debentures	$16,818	$17,212
Dividends payable	14,704	12,159
Other liabilities	15,796	12,201
Total liabilities	47,318	41,572
SHAREHOLDERS’ EQUITY	1,112,962	961,043
Total liabilities and shareholders’ equity	$1,160,280	$1,002,615

See Note 13 for a discussion of the subordinated debentures assumed in connection with the acquisition of Destin Bancshares, Inc. in 2005.

STATEMENTS OF INCOME	Years Ended December 31
(in thousands)	2006	2005	2004
Dividend income from bank subsidiary	$ 95,000	$ 65,000	$ 77,000
Equity in undistributed earnings (losses) of subsidiaries
Bank	45,981	32,510	14,891
Nonbanks	(11)	102	124
Other income, net of expenses	3,675	4,737	5,122
Net income	$144,645	$102,349	$97,137

STATEMENTS OF CASH FLOWS	Years Ended December 31
(in thousands)	2006	2005	2004
OPERATING ACTIVITIES
Net income	$144,645	$102,349	$97,137
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(45,970)	(32,612)	(15,015)
Other, net	(761)	2,080	1,187
Net cash provided by operating activities	97,914	71,817	83,309
INVESTING ACTIVITIES
Investments in subsidiaries	(41,167)	(55,458)	(22,851)
Loans to nonbank subsidiaries, net of repayments	(500)	(660)	(800)
Net cash used in investing activities	(41,667)	(56,118)	(23,651)
FINANCING ACTIVITIES
Cash dividends	(68,111)	(61,150)	(57,061)
Proceeds from issuance of stock	10,113	14,185	13,995
Purchases of stock	(3,165)	(52,924)	(29,681)
Other, net	6,274	-	(1,471)
Net cash used in financing activities	(54,889)	(99,889)	(74,218)
Increase (decrease) in cash and cash equivalents	1,358	(84,190)	(14,560)
Cash and cash equivalents at beginning of year	85,610	169,800	184,360
Cash and cash equivalents at end of year	$86,968	$85,610	$169,800

The total for cash used to invest in subsidiaries includes net cash paid to acquire First National Bancshares, Inc. in 2006, Destin Bancshares, Inc. in 2005 and Madison BancShares, Inc. in 2004. The bank subsidiaries acquired with these holding companies were merged into Whitney National Bank.

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

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control over Financial Reporting,” which appears in Item 8 on page 43 of this annual report, and “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 on pages 44 and 45 of this annual report are incorporated here by reference.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter in the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: OTHER INFORMATION

         None.

PART III

Item 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Whitney has adopted a Code of Ethics and Conduct for Senior Financial Officers and Executive Officers that applies to its chief executive officer, chief financial officer, comptroller or principal accounting officer, as well as such other persons, including officers of its subsidiaries, identified by Board resolution from time to time as performing similar functions for the Company and any other persons the Board designates as executive officers. A copy of the code is available on the Company’s website at www.whitneybank.com. Whitney will also post on its website at the same address any amendments to the code and any waivers from the code required to be disclosed by the rules of the SEC or the Nasdaq Global Select Market.

In further response to this Item 10, registrant incorporates by reference the section entitled “Executive Officers of the Company” appearing in Item 1 of this Form 10-K and the following sections of its Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC:

•	The section entitled “The Board of Directors.”
•	The first paragraph of the subsection entitled “Audit Committee” of the section entitled “Board of Directors and Its Committees.”
•	The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11: EXECUTIVE COMPENSATION

In response to this item, registrant incorporates by reference the following sections of its Proxy Statement for the 2007 Annual Meeting of Shareholders to be to be filed with the SEC:

•	The section entitled “Executive Compensation.”
•	The first paragraph of the subsection entitled “Compensation of Directors” of the section entitled “Board of Directors and Its Committees.”
•	The section entitled “Compensation and Human Resources Committee Interlocks and Insider Participation.”
•	The section entitled “Compensation Discussion and Analysis.”
•	The section entitled “Compensation and Human Resources Committee Report.”

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 AND RELATED STOCKHOLDER MATTERS

In partial response to this item, registrant incorporates by reference the sections entitled “Voting Securities and Principal Holders” and “Beneficial Ownership of Directors and Management” of its Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

The following table summarizes certain information regarding the registrant’s equity compensation plans as of December 31, 2006. The underlying compensation plans, which are more fully described in Note 16 to the consolidated financial statements included in Item 8, have been previously approved by a vote of the shareholders.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,906,330 (1)	$25.95 (2)	1,592,089 (3)
Equity compensation plans not approved by shareholders	---	---	---
Total	2,906,330	$25.95	1,592,089

(1)
The total includes an aggregate of 2,440,480 shares that can be issued on the exercise of options held by employees. 1,210,108 shares are subject to options granted under the 2004 Long-Term Incentive Plan (2004 LTIP), and 1,230,372 shares are subject to options granted under the 1997 Long-Term Incentive Plan (1997 LTIP). The total also includes an aggregate of 376,750 shares that can be issued on the exercise of options held by nonemployee directors of the Company. These options were granted under the Directors’ Compensation Plan, as amended and restated.

Also included in the total are 89,107 common stock equivalent units held in deferred compensation accounts maintained for certain of the Company’s directors, which must eventually be distributed as common shares of the Company. As allowed under the Directors’ Compensation Plan, certain nonemployee directors have deferred receipt of annual stock awards and fees, and the value of these deferrals has been credited to a bookkeeping account maintained for each director. The value of an account is indexed to the performance of one or more investment options specified in the plans. One of the investment options is equivalent units of the Company’s common stock. This option is mandatory for deferred stock awards and was extended by the Directors’ Compensation Plan to deferred compensation account balances maintained under a prior deferred compensation plan. The number of common stock equivalent units allocated to a director’s account for each deferral is based on the fair market value of the Company’s common stock on the deferral date. The common stock equivalent units are deemed to earn any dividends declared on the Company’s common stock, and additional units are allocated on the dividend payment date based on the stock’s fair market value.

(2)
Represents the weighted-average exercise price of options granted under the 2004 LTIP, the 1997 LTIP, and the Directors’ Compensation Plan. It does not include the per share price of common stock equivalent units held in deferred compensation accounts for the benefit of nonemployee directors. These units are allocated to accounts based on the fair market value of the Company’s common stock on the date of each account transaction.

(3)
Under the 2004 LTIP, the Company is authorized to make awards with respect to a maximum of 3,900,000 of its common shares, plus any authorized but unused shares from the 1997 LTIP. The 2004 LTIP provides for the award of options, stock appreciation rights, restricted stock and restricted stock units that represent common shares. Of the total shares authorized, the Company can award a maximum of 1,950,000 shares in the form of restricted stock or restricted stock units. At December 31, 2006, the Company could make future awards under the 2004 LTIP with respect to 1,143,413 shares of its common stock. This total has been reduced by the maximum number of shares that could be issued with respect to performance-based awards whose performance measurement periods were not completed by December 31, 2006.

Under the Directors’ Compensation Plan as originally implemented, the Company is authorized to make awards of stock options or common stock and allocations of common stock equivalent units with respect to the lesser of either 1,687,500 common shares or 3% of its issued and outstanding common shares, as determined from time to time. The Board of Directors subsequently amended the plan to reduce the authorized shares to no more than 937,500. At December 31, 2006, the Company could make future awards or allocations of common stock equivalent units under the plan with respect to 448,676 shares of its common stock.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this item, registrant incorporates by reference the section entitled “Transactions with Related Persons” of its Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this item, registrant incorporates by reference the section entitled “Auditors” of its Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

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
Shareholder Services
Whitney Holding Corporation
P. O. Box 61260
New Orleans, LA 70161-1260
(504) 586-3627 or toll free (800) 347-7272, ext. 3627
E-mail: investor.relations@whitneybank.com

Exhibit 3.1 - Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

Exhibit 3.2 - Copy of the Company’s Bylaws (filed as Exhibit 3.01 to the Company’s current report on Form 8-K filed on October 2, 2006 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.1 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and William L. Marks (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.2 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and R. King Milling (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1993 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.3 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and John C. Hope III (filed as Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 1994 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.4 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Robert C. Baird, Jr. (filed as Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1995 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.5 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Rodney D. Chard (filed as Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1996 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.6 *- Form of amendment to the executive agreements filed as Exhibits 10.1 through 10.4 herein (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 1996 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.7 *- Form of amendment to the executive agreements filed as Exhibits 10.1 through 10.5 herein (filed as Exhibit 10.19 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1998 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.8 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Thomas L. Callicutt, Jr. (filed as Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.9 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and Joseph S. Exnicios (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.10 *- Form of executive agreement between Whitney Holding Corporation, Whitney National Bank and each of Kevin P. Reed and Lewis P. Rogers (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.11 *- Executive agreement between Whitney Holding Corporation, Whitney National Bank and John M. Turner (filed on February 28, 2005 as Exhibit 99.1 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.12 *- Executive compensation plan (filed as Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 1991 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.13 *- Whitney Holding Corporation 1997 Long-Term Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.14 *- Whitney Holding Corporation 2004 Long-Term Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders dated March 19, 2004 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.15 *- Form of notice and acceptance of restricted stock award to certain of the Company’s officers under the Company’s 2004 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.16 *- Form of notice and acceptance of award of performance-based restricted stock to certain of the Company’s non-director executive officers under the Company’s 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.1 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.17 *- Form of notice and acceptance of award of performance-based restricted stock to certain of the Company’s director executive officers under the Company’s 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.2 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.18 *- Form of performance-based restricted stock unit agreement for executive officers under the Company’s 2004 Long-Term Incentive Plan (filed on July 6, 2006 as Exhibit 99.1 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.19 *- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 19.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1992 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.20 *- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.10a to the Company’s annual report of Form 10-K for the year ended December 31, 2000 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.21 *- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.9b to the Company’s annual report of Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.22 *- Form of notice and acceptance of stock option grant to certain of the Company’s officers under the Company’s 2004 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s quarterly report of Form 10-Q for the quarter ended September 30, 2004 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.23 *- Form of notice and acceptance of stock option grant to certain of the Company’s officers under the Company’s 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.3 to the Company’s current report of Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.24 *- Form of notice and acceptance of stock option grant under the Company’s 2004 Long-Term Incentive Plan (filed on July 6, 2006 as Exhibit 99.2 to the Company’s current report of Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.24 *- Directors’ Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.25 *- Amendment No. 1 to the Whitney Holding Corporation Directors’ Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.26 *- Whitney Holding Corporation 2001 Directors’ Compensation Plan (filed as Appendix B to the Company’s Proxy Statement dated March 15, 2001 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.27 *- Amendment to the Whitney Holding Corporation 2001 Directors’ Compensation Plan effective July 27, 2005 (filed as Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.28 *- Retirement Restoration Plan effective January 1, 1995 (filed as Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended December 31, 1995 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.29 *- Notice of executive officer eligibility to participate in the Company’s Executive Compensation Plan for fiscal year 2006 (filed on March 27, 2006 under Item 1.01 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.30 *- Schedule of base annual salaries effective July 1, 2006 for the Chief Executive Officer and next four most highly compensated executive officers of the Company (filed on July 6, 2006 under Item 1.01 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.31 *- Fee schedule effective July 1, 2006 for nonemployee directors of the Company (filed on July 6, 2006 under Item 1.01 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.32 *- Summary of performance measurements to be used under the Company’s Executive Compensation Plan to determine bonus awards to the Company’s executive officers for fiscal year 2007 and the maximum bonus opportunities that can be earned by executive officers for 2007 (filed on December 21, 2006 under Item 5.02 of the Company’s current report on Form 8-K/A (Commission file number 0-1026) and incorporated by reference).

Exhibit 12 - Statement regarding computation of earnings to fixed charges

Exhibit 21 - Subsidiaries

Whitney Holding Corporation owns 100% of Whitney National Bank, a national banking association organized under the laws of the United States of America. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

    Exhibit 23 - Consent of PricewaterhouseCoopers LLP dated March 1, 2007.

Exhibit 31.1 - Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 1, 2007
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Marks	Chairman of the Board,	March 1, 2007
William L. Marks	Chief Executive Officer and Director

/s/ R. King Milling	President and Director	March 1, 2007
R. King Milling

/s/ Thomas L. Callicutt, Jr.	Executive Vice President and	March 1, 2007
Thomas L. Callicutt, Jr.	Chief Financial Officer
(Principal Accounting Officer)

/s/ Joel B. Bullard, Jr.	Director	March 1, 2007
Joel B. Bullard, Jr.

/s/ James M. Cain	Director	March 1, 2007
James M. Cain

/s/ Angus R. Cooper II	Director	March 1, 2007
Angus R. Cooper II

/s/ Richard B. Crowell	Director	March 1, 2007
Richard B. Crowell

Signature	Title	Date

/s/ William A. Hines	Director	March 1, 2007
William A. Hines

Director
E. James Kock, Jr.

/s/ Alfred S. Lippman	Director	March 1, 2007
Alfred S. Lippman

/s/ Michael L. Lomax	Director	March 1, 2007
Michael L. Lomax

/s/ Eric J. Nickelsen	Director	March 1, 2007
Eric J. Nickelsen

/s/ John G. Phillips	Director	March1, 2007
John G. Phillips

/s/ Kathryn M. Sullivan	Director	March 1, 2007
Kathryn M. Sullivan

/s/ Dean E. Taylor	Director	March 1, 2007
Dean E. Taylor

/s/ Thomas D. Westfeldt	Director	March 1, 2007
Thomas D. Westfeldt