Form 10-Q
period 2007-03-31
WHITNEY HOLDING CORP
filed 2007-05-10
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓	Accelerated filer __	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No ✓

As of April 30, 2007, 67,551,273 shares of the registrant’s no par value common stock were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
(dollars in thousands)	2007	2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$263,367	$318,165
Federal funds sold and short-term investments	554,166	314,079
Loans held for sale	17,413	26,966
Investment securities
Securities available for sale	1,576,494	1,612,513
Securities held to maturity, fair values of $273,335 and $273,793, respectively	272,931	273,580
Total investment securities	1,849,425	1,886,093
Loans, net of unearned income	7,253,581	7,050,416
Allowance for loan losses	(76,912)	(75,927)
Net loans	7,176,669	6,974,489

Bank premises and equipment	185,838	175,109
Goodwill	332,418	291,876
Other intangible assets	25,081	23,327
Accrued interest receivable	46,604	48,130
Other assets	138,679	127,646
Total assets	$10,589,660	$10,185,880

LIABILITIES
Noninterest-bearing demand deposits	$2,757,885	$2,947,997
Interest-bearing deposits	5,766,350	5,485,311
Total deposits	8,524,235	8,433,308

Short-term borrowings	573,559	499,533
Long-term debt	168,955	17,394
Accrued interest payable	18,374	17,940
Accrued expenses and other liabilities	106,400	104,743
Total liabilities	9,391,523	9,072,918

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 67,595,656 and 66,103,275 shares, respectively	2,800	2,800
Capital surplus	395,872	343,697
Retained earnings	830,693	812,644
Accumulated other comprehensive loss	(27,473)	(41,015)
Treasury stock at cost - 125,971 and 173,211 shares, respectively	(3,755)	(5,164)
Total shareholders' equity	1,198,137	1,112,962
Total liabilities and shareholders' equity	$10,589,660	$10,185,880
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31
(dollars in thousands, except per share data)	2007	2006
INTEREST INCOME
Interest and fees on loans	$134,259	$113,450
Interest and dividends on investment securities
Taxable securities	18,340	15,498
Tax-exempt securities	2,306	2,252
Interest on federal funds sold and short-term investments	3,946	10,792
Total interest income	158,851	141,992
INTEREST EXPENSE
Interest on deposits	37,261	24,272
Interest on short-term borrowings	6,178	4,231
Interest on long-term debt	571	252
Total interest expense	44,010	28,755
NET INTEREST INCOME	114,841	113,237
PROVISION FOR CREDIT LOSSES	(2,000)	1,960
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	116,841	111,277
NONINTEREST INCOME
Service charges on deposit accounts	7,090	6,517
Bank card fees	3,700	3,486
Trust service fees	3,107	2,520
Secondary mortgage market operations	1,184	1,620
Other noninterest income	8,968	7,033
Securities transactions	-	-
Total noninterest income	24,049	21,176
NONINTEREST EXPENSE
Employee compensation	38,731	35,438
Employee benefits	8,398	8,836
Total personnel	47,129	44,274
Net occupancy	8,147	5,946
Equipment and data processing	5,862	4,264
Telecommunication and postage	3,120	2,667
Corporate value and franchise taxes	2,380	2,144
Legal and other professional services	2,926	1,511
Amortization of intangibles	2,901	2,255
Other noninterest expense	13,979	16,079
Total noninterest expense	86,444	79,140
INCOME BEFORE INCOME TAXES	54,446	53,313
INCOME TAX EXPENSE	17,454	17,164
NET INCOME	$36,992	$36,149
EARNINGS PER SHARE
Basic	$.56	$.58
Diluted	.55	.57
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	66,090,617	62,835,144
Diluted	67,156,190	63,950,543
CASH DIVIDENDS PER SHARE	$.29	$.27
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
				Accumulated
				Other
(dollars in thousands,	Common	Capital	Retained	Comprehensive	Treasury
except per share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2005	$2,800	$250,174	$738,655	$(21,223)	$(9,363)	$961,043
Comprehensive income:
Net income	-	-	36,149	-	-	36,149
Other comprehensive loss:
Unrealized net holding loss on securities,
net of reclassifications and tax	-	-	-	(7,663)	-	(7,663)
Total comprehensive income	-	-	36,149	(7,663)	-	28,486
Cash dividends, $.27 per share	-	-	(17,138)	-	-	(17,138)
Stock issued to dividend reinvestment plan	-	(27)	-	-	653	626
Long-term incentive plan stock activity:
Performance-based restricted stock	-	4,414	-	-	(210)	4,204
Stock options	-	2,781	-	-	120	2,901
Directors' compensation plan stock activity	-	409	-	-	224	633
Balance at March 31, 2006	$2,800	$257,751	$757,666	$(28,886)	$(8,576)	$980,755

Balance at December 31, 2006	$2,800	$343,697	$812,644	$(41,015)	$(5,164)	$1,112,962
Adjustment on adoption of FIN 48 (Note13)	-	-	721	-	-	721
Adjusted balance at beginning of period	2,800	343,697	813,365	(41,015)	(5,164)	1,113,683
Comprehensive income:
Net income	-	-	36,992	-	-	36,992
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	4,536	-	4,536
Net change in prior service credit
and net actuarial loss on retirement
benefit plans, net of tax (Note 8)	-	-	-	9,006	-	9,006
Total comprehensive income	-	-	36,992	13,542	-	50,534
Cash dividends, $.29 per share	-	-	(19,664)	-	-	(19,664)
Stock issued in business combination	-	48,297	-	-	-	48,297
Stock issued to dividend reinvestment plan	-	67	-	-	661	728
Long-term incentive plan stock activity:
Performance-based restricted stock & units	-	3,795	-	-	(27)	3,768
Stock options	-	53	-	-	476	529
Directors' compensation plan stock activity	-	(37)	-	-	299	262
Balance at March 31, 2007	$2,800	$395,872	$830,693	$(27,473)	$(3,755)	$1,198,137

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
(dollars in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$36,992	$36,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	4,285	3,429
Amortization of purchased intangibles	2,901	2,255
Share-based compensation earned	3,833	4,143
Premium amortization (discount accretion) on securities, net	291	(1,439)
Provision for credit losses and losses on foreclosed assets	(1,996)	2,036
Net gains on asset dispositions	(934)	(266)
Deferred tax benefit	(1,402)	(2,797)
Net decrease in loans originated and held for sale	9,553	16,665
Net (increase) decrease in interest and other income receivable and prepaid expenses	(2,309)	11,140
Net increase in interest payable and accrued income taxes and expenses	11,085	6,341
Other, net	(3,559)	7,868
Net cash provided by operating activities	58,740	85,524
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	34,663	-
Proceeds from maturities of investment securities available for sale	116,525	72,357
Purchases of investment securities available for sale	(73,484)	(169,050)
Proceeds from maturities of investment securities held to maturity	5,626	4,100
Purchases of investment securities held to maturity	(5,022)	(3,505)
Net decrease in loans	19,385	71,832
Net increase in federal funds sold and short-term investments	(241,342)	(466,717)
Proceeds from sales of foreclosed assets and surplus property	2,118	1,570
Purchases of bank premises and equipment	(5,622)	(4,359)
Net cash paid in acquisition	(7,503)	-
Other, net	(7,029)	5,793
Net cash used in investing activities	(161,685)	(487,979)
FINANCING ACTIVITIES
Net decrease in transaction account and savings account deposits	(332,976)	(49,975)
Net increase in time deposits	204,032	129,023
Net increase in short-term borrowings	48,263	86,187
Proceeds from issuance of long-term debt	149,738	-
Repayment of long-term debt	(4,088)	(56)
Proceeds from issuance of common stock	1,190	3,582
Cash dividends	(18,173)	(15,982)
Other, net	161	529
Net cash provided by financing activities	48,147	153,308
Decrease in cash and cash equivalents	(54,798)	(249,147)
Cash and cash equivalents at beginning of period	318,165	554,827
Cash and cash equivalents at end of period	$263,367	$305,680

Cash received during the period for:
Interest income	$158,912	$148,523

Cash paid during the period for:
Interest expense	$44,013	$27,875
Income taxes	-	7,500

Noncash investing activities:
Foreclosed assets received in settlement of loans	$1,139	$348

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1
BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries (the Company or Whitney). The Company’s principal subsidiary is Whitney National Bank (the Bank), which represents virtually all its operations and net income. All significant intercompany balances and transactions have been eliminated in consolidation.
In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Whitney’s financial condition, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions. Certain financial information for prior periods has been reclassified to conform to the current period’s presentation.
Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), some financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006. Financial information reported in these financial statements is not necessarily indicative of the financial condition, results of operations or cash flows of any other interim or annual periods.

NOTE 2
MERGERS AND ACQUISITIONS
On March 2, 2007, Whitney completed its acquisition of Signature Financial Holdings, Inc. (Signature), the parent of Signature Bank, headquartered in St. Petersburg, Florida. Signature Bank operated seven banking centers in the Tampa Bay area and had approximately $270 million in total assets, including $220 million of loans, and $210 million in deposits at acquisition. The transaction was valued at approximately $61 million, with $13 million paid to Signature’s shareholders in cash and the remainder in Whitney common stock totaling 1.49 million shares. Applying purchase accounting to this transaction, the Company recorded goodwill of $41 million and a $4 million intangible asset for the estimated value of deposit relationships with a weighted-average life of 2.4 years. No other material adjustments were required to record Signature’s assets and liabilities at fair value.
In April 2006, Whitney acquired First National Bancshares, Inc. of Bradenton, Florida (Bradenton) and its subsidiary, 1st National Bank & Trust, which also operated in the Tampa Bay area and had approximately $380 million in total assets, including a loan portfolio valued at $286 million, and $319 million in deposits at the acquisition date. Bradenton’s shareholders received 2.16 million shares of Whitney common stock and cash totaling $41 million, for a total transaction value of approximately $116 million. Intangible assets acquired in this transaction included $88 million of goodwill and $7 million assigned to the value of deposit relationships with a weighted-average life of 2.3 years.

The acquired banking operations have been merged into the Bank. Whitney’s financial statements include the results from acquired operations since the acquisition dates.

NOTE 3
LOANS
The composition of the Company’s loan portfolio was as follows.

	March 31		December 31
(in thousands)	2007		2006
Commercial, financial and agricultural	$2,790,633	38%	$2,725,531	38%
Real estate - commercial, construction and other	3,199,254	44	3,094,004	44
Real estate - residential mortgage	918,323	13	893,091	13
Individuals	345,371	5	337,790	5
Total	$7,253,581	100%	$7,050,416	100%

NOTE 4
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended
	March 31
(in thousands)	2007	2006
Allowance at beginning of period	$75,927	$90,028
Allowance of acquired bank	2,791	-
Provision for credit losses	(2,000)	2,000
Loans charged off	(2,688)	(3,629)
Recoveries	2,882	810
Net (charge-offs) recoveries	194	(2,819)
Allowance at end of period	$76,912	$89,209

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows. The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended
	March 31
(in thousands)	2007	2006
Reserve at beginning of period	$1,900	$580
Provision for credit losses	-	(40)
Reserve at end of period	$1,900	$540

Information on loans evaluated for possible impairment loss follows.

	March 31	December 31
(in thousands)	2007	2006
Impaired loans
Requiring a loss allowance	$33,554	$38,308
Not requiring a loss allowance	11,255	12,950
Total recorded investment in impaired loans	$44,809	$51,258
Impairment loss allowance required	$9,258	$9,773

The following is a summary of nonperforming loans.

	March 31	December 31
(in thousands)	2007	2006
Loans accounted for on a nonaccrual basis	$53,250	$55,992
Restructured loans	-	-
Total nonperforming loans	$53,250	$55,992

NOTE 5
DEPOSITS
The composition of deposits was as follows.

	March 31	December 31
(in thousands)	2007	2006
Noninterest-bearing demand deposits	$2,757,885	$2,947,997
Interest-bearing deposits:
NOW account deposits	1,052,278	1,099,408
Money market deposits	1,221,330	1,185,610
Savings deposits	956,332	965,652
Other time deposits	806,044	750,165
Time deposits $100,000 and over	1,730,366	1,484,476
Total interest-bearing deposits	5,766,350	5,485,311
Total deposits	$8,524,235	$8,433,308

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers. Balances maintained in such products totaled $694 million at March 31, 2007 and $486 million at December 31, 2006. Most of these deposits mature on a daily basis.

NOTE 6
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	March 31	December 31
(in thousands)	2007	2006
Other Assets
Net deferred income tax asset	$60,446	$66,914
Low-income housing tax credit fund investments	15,011	15,639
Cash surrender value of life insurance	11,845	9,134
Prepaid expenses	10,524	7,283
Insurance claim receivable	6,634	5,489
Miscellaneous investments, receivables and other assets	34,219	23,187
Total other assets	$138,679	$127,646
Accrued Expenses and Other Liabilities
Accrued taxes and expenses	$32,866	$21,020
Dividend payable	16,194	14,704
Liability for pension benefits	22,942	21,318
Liability for postretirement benefits other than pensions	13,312	27,128
Reserve for losses on unfunded credit commitments	1,900	1,900
Miscellaneous payables, deferred income and other liabilities	19,186	18,673
Total accrued expenses and other liabilities	$106,400	$104,743

See Note 10 for information on insurance matters related to the natural disasters that affected Whitney during 2005.

NOTE 7
LONG-TERM DEBT
The following is a summary of long-term debt.

	March 31	December 31
(in thousands)	2007	2006
Subordinated notes payable	$149,739	$-
Other long-term debt	19,216	17,394
Total long-term debt	$168,955	$17,394

In late March 2007, Whitney National Bank issued $150 million in subordinated notes with an interest rate of 5.875% and a maturity date of April 1, 2017. These notes qualify as capital for the calculation of the regulatory ratio of total capital to risk-weighted assets, subject to certain limitations as they approach maturity.

NOTE 8
EMPLOYEE RETIREMENT BENEFIT PLANS
Retirement Income Plans
Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements. Based on currently available information, the Company does not anticipate making a contribution to the plan during 2007. Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. The components of net pension expense were as follows for the qualified and nonqualified plans.

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
(in thousands)	Qualified	Nonqualified	Qualified	Nonqualified
Service cost for benefits in period	$1,981	$101	$1,925	$101
Interest cost on benefit obligation	2,099	132	1,931	113
Expected return on plan assets	(2,678)	-	(2,463)	-
Amortization of:
Net actuarial loss	125	39	409	50
Prior service credit	(27)	(2)	(27)	(2)
Transition obligation	-	-	-	13
Net pension expense	$1,500	$270	$1,775	$275

Under the provisions of Statement of Financial Accounting Standards (SFAS) No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), that were effective as of the end of 2006, the gains or losses and prior service costs or credits with respect to a retirement benefit plan that arise in a period but are not immediately recognized as components of net periodic benefit expense are recognized, net of tax, as a component of other comprehensive income. The amounts included in accumulated other comprehensive income are adjusted as they are recognized as components of net periodic benefit expense in subsequent periods.

Health and Welfare Plans
Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies. The components of net postretirement benefit expense for retiree health and life insurance plans were as follows.

	Three Months Ended
	March 31
(in thousands)	2007	2006
Service cost for benefits in period	$400	$473
Interest cost on benefit obligation	317	273
Amortization of:
Net actuarial loss	402	195
Prior service credit	(321)	(141)
Prior service credit recognized on plan amendment	(734)	-
Net postretirement benefit plan expense	$64	$800

During the first quarter of 2007, Whitney amended these plans to eliminate postretirement health benefits for all participants other than retirees receiving benefits and those active participants who would be eligible to receive benefits by December 31, 2007 and to eliminate dental benefits for all participants. The amendment also froze the Company’s health care benefit subsidy at current levels and eliminated the life insurance benefit for employees who retire after December 31, 2007. The prior service credit and actuarial gains resulting from this amendment reduced Whitney’s liability for postretirement benefits other than pensions by approximately $14 million and increased other comprehensive income for the first quarter of 2007 by approximately $9 million on an after-tax basis. The recognition of the net actuarial loss and prior service credit included in accumulated other comprehensive loss at March 31, 2007 is expected to have a negligible impact on net postretirement benefit plan expense for the remainder of 2007.

NOTE 9
SHARE-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate share-based compensation. The plans for both employees and directors have been approved by the Company’s shareholders. Descriptions of these plans, including the terms of awards and the number of Whitney shares authorized for issuance, were included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. No share-based compensation awards were made during the first quarter of 2007.
A new long-term incentive compensation plan for employees was approved by the shareholders at the Company’s annual meeting in April 2007. The new plan provides for substantially the same types of share-based compensation awards as the prior plan and authorizes the issuance of up to 3,200,000 Whitney common shares.
The Company recognized share-based compensation expense of $3.8 million ($2.5 million after-tax) in the first quarter of 2007 and $4.1 million ($2.7 million after-tax) in the first quarter of 2006.

NOTE 10
CONTINGENCIES

Legal Proceedings
The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney’s financial condition, results of operations or cash flows.

Insurance Matters Related to Natural Disasters
Two strong hurricanes struck portions of Whitney’s service area in late-summer 2005. The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that require replacement, relocation or major renovation. Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. All significant disaster response costs have been incurred and included where appropriate in an insurance claim receivable based on management’s understanding of the underlying coverage. The bulk of costs to replace or renovate facilities will be incurred in future periods, and these will be included in the insurance claims as appropriate. Management projects that casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods; however, this is contingent upon reaching agreement with insurance carriers.

NOTE 11
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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. A substantial majority of standby letters of credit outstanding at March 31, 2007 have a term of one year or less.
The Bank’s exposure to credit losses from these financial instruments is represented by their contractual amounts. The Bank follows its standard credit policies in approving loan facilities and financial guarantees and requires collateral support if warranted. The required collateral could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property. See Note 4 for a summary analysis of changes in the reserve for losses on unfunded credit commitments.
A summary of off-balance-sheet financial instruments follows.

	March 31	December 31
(in thousands)	2007	2006
Commitments to extend credit - revolving	$2,410,132	$2,261,861
Commitments to extend credit - nonrevolving	483,239	471,264
Credit card and personal credit lines	540,268	528,276
Standby and other letters of credit	397,878	385,478

NOTE 12
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows.

	Three Months Ended
	March 31
(dollars in thousands, except per share data)	2007	2006
Numerator:
Net income	$36,992	$36,149
Effect of dilutive securities	-	-
Numerator for diluted earnings per share	$36,992	$36,149
Denominator:
Weighted-average shares outstanding	66,090,617	62,835,144
Effect of potentially dilutive securities
and contingently issuable shares	1,065,573	1,115,399
Denominator for diluted earnings per share	67,156,190	63,950,543
Earnings per share:
Basic	$.56	$.58
Diluted	.55	.57
Antidilutive stock options	355,800	-

NOTE 13
ACCOUNTING PRONOUNCEMENTS
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes on January 1, 2007. This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on its technical merits. FIN 48 also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should be derecognized as well as various other accounting, presentation and disclosure matters. The impact of initially adopting this new guidance was immaterial to Whitney’s financial position and results of operations, and the liability for unrecognized tax benefits from uncertain tax positions at March 31, 2007 is insignificant. Whitney recognizes interest and penalties, if any, related to income tax matters in income tax expense. The Company and its subsidiaries file a consolidated federal income tax return and various separate company state returns. With few exceptions, the returns for years before 2003 are not open for examination by federal or state taxing authorities.
The FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in February 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby reducing the earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for Whitney’s 2008 fiscal year. The Company has decided not to elect early adoption as permitted by the statement. The impact of implementing this statement cannot be determined until adoption.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	2007	2006
(dollars in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
QUARTER-END BALANCE SHEET DATA
Total assets	$10,589,660	$10,185,880	$10,098,175	$10,427,716	$10,301,742
Earning assets	9,674,585	9,277,554	9,203,856	9,489,364	9,518,326
Loans	7,253,581	7,050,416	6,852,640	6,860,746	6,488,639
Investment securities	1,849,425	1,886,093	1,980,664	1,822,119	1,725,357
Noninterest-bearing deposits	2,757,885	2,947,977	2,864,705	3,087,502	3,189,552
Total deposits	8,524,235	8,433,308	8,199,700	8,623,661	8,683,776
Shareholders' equity	1,198,137	1,112,962	1,113,111	1,072,764	980,755
AVERAGE BALANCE SHEET DATA
Total assets	$10,133,651	$10,039,062	$10,218,601	$10,552,631	$10,162,685
Earning assets	9,268,902	9,162,597	9,320,563	9,665,927	9,249,232
Loans	7,118,002	6,960,981	6,837,875	6,792,224	6,510,471
Investment securities	1,828,618	1,913,703	1,893,125	1,787,210	1,701,467
Noninterest-bearing deposits	2,725,139	2,843,820	2,963,077	3,142,496	3,191,113
Total deposits	8,221,857	8,179,884	8,399,368	8,790,845	8,542,554
Shareholders' equity	1,145,101	1,126,915	1,095,628	1,061,216	975,456
INCOME STATEMENT DATA
Interest income	$158,851	$158,730	$159,450	$156,199	$141,992
Interest expense	44,010	41,776	39,679	34,950	28,755
Net interest income	114,841	116,954	119,771	121,249	113,237
Net interest income (TE)	116,397	118,531	121,344	122,804	114,744
Provision for credit losses	(2,000)	1,000	-	760	1,960
Noninterest income	24,049	21,024	21,348	21,243	21,176
Net securities gains in noninterest income	-	-	-	-	-
Noninterest expense	86,444	87,170	89,230	82,933	79,140
Net income	36,992	33,892	35,191	39,413	36,149
KEY RATIOS
Return on average assets	1.48%	1.34%	1.37%	1.50%	1.44%
Return on average shareholders' equity	13.10	11.93	12.74	14.90	15.03
Net interest margin	5.08	5.14	5.17	5.09	5.02
Average loans to average deposits	86.57	85.10	81.41	77.26	76.21
Efficiency ratio	61.55	62.46	62.53	57.57	58.23
Allowance for loan losses to loans	1.06	1.08	1.09	1.18	1.37
Nonperforming assets to loans plus foreclosed
assets and surplus property	.76	.81	.80	.83	1.02
Annualized net charge-offs (recoveries) to average loans	(.01)	(.02)	.27	.73	.17
Average shareholders' equity to average assets	11.30	11.23	10.72	10.06	9.60
Shareholders' equity to total assets	11.31	10.93	11.02	10.29	9.52
Leverage ratio	9.02	8.76	8.35	7.82	7.99
COMMON SHARE DATA
Earnings per share
Basic	$.56	$.52	$.54	$.61	$.58
Diluted	.55	.51	.53	.60	.57
Dividends
Cash dividends per share	$.29	$.27	$.27	$.27	$.27
Dividend payout ratio	53.16%	52.79%	50.79%	45.04%	47.41%
Book value per share	$17.76	$16.88	$16.90	$16.31	$15.45
Trading data
High sales price	$33.26	$35.88	$37.00	$37.26	$36.17
Low sales price	29.07	31.23	34.42	33.80	27.27
End-of-period closing price	30.58	32.62	35.77	35.37	35.46
Trading volume	16,256,098	10,932,005	10,339,045	13,719,163	14,411,128
Average shares outstanding
Basic	66,090,617	65,540,826	65,444,539	64,890,893	62,835,144
Diluted	67,156,190	66,635,770	66,591,530	66,197,108	63,950,543
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income (excluding securities transactions).

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2006 to March 31, 2007 and on their results of operations during the first quarters of 2007 and 2006. Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1. This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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
The forward-looking statements made in this discussion include, but may not be limited to, (a) expectations expressed about insurance recoveries of storm-related casualty losses and repair and rebuilding costs; (b) expectations about Whitney’s operational resiliency in the event of natural disasters; (c) comments on conditions impacting certain sectors of the loan portfolio; (d) information about changes in the duration of the investment portfolio with changes in market rates; (e) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (f) discussion of the performance of Whitney’s net interest income assuming certain conditions; and (g) comments on expected trends or changes in expense levels for retirement benefits and advertising and promotion.
Whitney’s ability to accurately project results or predict the effects of plans or strategies is inherently limited. Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:
●
changes in economic and business conditions, including those caused by past or future natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of Whitney’s customer base;

●	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
●	changes in laws and regulations that significantly affect the activities of the banking industry and the industry’s competitive position relative to other financial service providers;
●	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;

●	Whitney’s ability to effectively expand into new markets;
●	the cost and other effects of material contingencies, including litigation contingencies and insurance recoveries;
●	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;
●	the failure to attract or retain key personnel;
●	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;
●	management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes.
You are cautioned not to place undue reliance on these forward-looking statements. Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW

Whitney earned $37.0 million in the quarter ended March 31, 2007, compared to net income of $36.1 million for the first quarter of 2006. Per share earnings were $.56 per basic share and $.55 per diluted share in 2007’s first quarter, compared to $.58 and $.57, respectively, for the year-earlier period.

Mergers and Acquisitions
On March 2, 2007, Whitney completed its acquisition of Signature Financial Holdings, Inc. (Signature), the parent of Signature Bank. Signature’s banking subsidiary operated seven banking centers in the Tampa Bay area with approximately $270 million in total assets, including $220 million of loans, and $210 million in deposits at acquisition. The transaction was valued at approximately $61 million, with $13 million paid to Signature’s shareholders in cash and the remainder in Whitney common stock totaling 1.49 million shares. In April 2006, the Company acquired First National Bancshares, Inc. of Bradenton, Florida (Bradenton) and its banking subsidiary which had approximately $380 million in total assets, including a loan portfolio valued at $286 million, and deposits totaling $319 million at the acquisition date. Bradenton’s shareholders received 2.16 million shares of Whitney common stock and cash totaling $41 million, for a total transaction value of approximately $116 million. Whitney’s financial information includes the results from these acquired operations since the acquisition dates.

Net Interest Income
Whitney’s net interest income (TE) for the first quarter of 2007 increased $1.7 million, or 1%, compared to the first quarter of 2006. Average earning assets were stable between these periods. The net interest margin (TE) was 5.08% for the first quarter of 2007, up 6 basis points from the year-earlier period. First quarter net interest income (TE) in 2007 was down $2.1 million, or 2%, from the fourth quarter of 2006, with close to $2.0 million of this decrease related to the fewer number of days in the current period. Average earning assets increased 1% between these periods, mainly reflecting the Signature acquisition, while the net interest margin declined by 6 basis points, largely as a result of a shift in the funding mix.

Loans and Earning Assets
Average total loans for the first quarter of 2007, including loans held for sale, were up 9%, or $592 million, compared to the first quarter of 2006, with approximately 6%, or $387 million, associated with the operations acquired with Signature and Bradenton. Of the organic loan growth between these periods, approximately half was from commercial relationships. Loans comprised 77% of average earning assets in the first quarter of 2007 compared to 71% in the year-earlier period. Whitney had initially placed a significant portion of the funds from the deposit build-up following the 2005 hurricanes in short-term investments, which totaled $1.0 billion on average in the first quarter of 2006, or $700 million higher than in the first quarter of 2007.

Deposits and Funding
Average deposits in the first quarter of 2007 were down 4%, or $321 million, compared to the first quarter of 2006. The addition of $261 million in average deposits associated with the banking operations acquired in the interim was more than offset by an anticipated reduction in the post-storm deposit accumulation, which had peaked around the end of the first quarter of 2006. Noninterest-bearing deposits funded approximately 29% of average earning assets in the first quarter of 2007, and the percentage of funding from all noninterest-bearing sources was 34% for the period. These percentages, while down from their highpoints in the first quarter of 2006, are comparable to or slightly above pre-storm levels. The current level of funding from higher-cost sources, which includes time deposits and borrowings, is up somewhat from pre-storm levels, reflecting in part the increased relative attractiveness of available rates in response to higher market rates and increased use of Whitney’s treasury-management deposit products by commercial customers with excess liquidity.
In late March 2007, the Bank issued $150 million in subordinated notes to augment its regulatory capital and enhance its capacity for future growth.

Provision for Credit Losses and Credit Quality
Whitney made a $2.0 million negative provision for credit losses in the first quarter of 2007, compared to a $2.0 million provision in the first quarter of 2006. There was a small net recovery of loan charge-offs in 2007’s first quarter, compared to net charge-offs of $2.8 million in the first quarter of 2006.

Noninterest Income
Noninterest income increased 14%, or $2.9 million, from the first quarter of 2006. Deposit service charge income was up 9% compared to the first quarter of 2006 when the Bank’s ability to generate deposit service charges was limited by the post-storm deposit build-up and some disruption to normal customer activity. Improvements were noted in a number of other income categories, including trust services and investment services, reflecting both internal growth and contributions from acquired operations. Whitney recognized net gains on sales and other revenue from foreclosed assets totaling $3.0 million in the first quarter of 2007, an increase of $1.7 million from the total recognized in the first quarter of 2006.

Noninterest Expense
Noninterest expense increased 9%, or $7.3 million, from 2006’s first quarter. Incremental operating costs associated with the Signature and Bradenton operations totaled approximately $2.4 million in the first quarter of 2007, and the amortization of intangibles acquired in these transactions added another $.8 million to expense for the current year’s first quarter. The cost of assistance integrating Signature into Whitney’s system in the first quarter of 2007 totaled approximately $.9 million.
Initiatives implemented to reduce Whitney’s exposure to disasters and to make its disaster recovery plans and operating arrangement more resilient added approximately $1.3 million of recurring expense to the first quarter of 2007. As a result of the catastrophic 2005 storm season, the Company also saw the cost of its casualty insurance coverage in the current quarter increase by $.9 million compared to the first quarter of 2006.
Whitney expensed disaster-response costs, insurance claim management fees and casualty and operating losses directly related to the 2005 storms totaling $.6 million in the first quarter of 2007 and $2.5 million in the first quarter of 2006.

Insurance Matters Related to Natural Disasters
Two strong hurricanes struck portions of Whitney’s service area in late-summer 2005. The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that require replacement, relocation or major renovation. Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. All significant disaster response costs have been incurred and included where appropriate in an insurance claim receivable based on management’s understanding of the underlying coverage. The bulk of costs to replace or renovate facilities will be incurred in future periods, and these will be included in the insurance claims as appropriate. Management projects that casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods; however, this is contingent upon reaching agreement with insurance carriers.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans increased $203 million, or 3%, from year-end 2006 to the end of 2007’s first quarter, and were up 12%, or $765 million, from the end of first quarter of 2006. Whitney acquired a $220 million loan portfolio with Signature in March 2007 and a $286 million portfolio with Bradenton in April 2006.
Table 1 shows loan balances by type of loan at March 31, 2007 and at the end of the four prior quarters. The following discussion provides a brief overview of the composition of the different portfolio segments and the customers served in each as well as recent changes.

TABLE 1. LOANS
	2007	2006
(in thousands)	March 31	December 31	September 30	June 30	March 31
Commercial, financial and agricultural	$2,790,633	$2,725,531	$2,591,733	$2,640,588	$2,595,056
Real estate - commercial, construction and other	3,199,254	3,094,004	3,053,927	3,025,366	2,780,340
Real estate- residential mortgage	918,323	893,091	874,945	851,569	771,547
Individuals	345,371	337,790	332,035	343,223	341,696
Total loans	$7,253,581	$7,050,416	$6,852,640	$6,860,746	$6,488,639

The portfolio of commercial loans, other than those secured by real property, increased 2%, or $65 million, between year-end 2006 and March 31, 2007. This portfolio sector increased 8%, or $196 million, compared to the end of 2006’s first quarter, with little of this growth associated with the Signature and Bradenton acquisitions. Overall the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation and maritime construction, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services. Successful business development efforts by lending officers in market areas outside of New Orleans, in particular Texas and Alabama, have also increased the geographic diversification of customers represented in the commercial portfolio. Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities.
Loans outstanding to oil and gas industry customers represented approximately 10% of total loans at March 31, 2007, up from approximately 9% at year-end 2006. The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities. With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years, and loans outstanding to this sector comprised approximately 40% of the industry portfolio at March 31, 2007.

Outstanding balances under participations in larger shared-credit loan commitments totaled $386 million at the end of 2007’s first quarter, comparable to the total outstanding at year-end 2006. The total at March 31, 2007 included approximately $96 million related to the oil and gas industry. Substantially all such shared credits are with customers operating in Whitney’s market area.
The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used in commercial or industrial operations. This portfolio sector grew 3%, or $105 million, from December 31, 2006, and has increased 15%, or $419 million, since the end of the first quarter of 2006. Substantially all of these increases can be attributed to the operations of Signature and Bradenton. The more recent activity in this portfolio sector has been driven by condominium and apartment projects and single-family residential development, particularly in the eastern Gulf Coast region, and by the development of retail, office and industrial properties by customers throughout Whitney’s market area. Although Whitney continues to develop new business in this highly competitive sector throughout its market area, the pace of new financing has been restrained somewhat by recent weaknesses in certain parts of the Florida market area, and new production has largely been offset by the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold. The future pace of new real estate project financing will reflect the level of confidence by Whitney and its customers in the sustainability of economic conditions favorable to successful project completion.
The residential mortgage loan portfolio increased $25 million, from the end of 2006 to March 31, 2007, and was up 19%, or $147 million, from a year earlier. Growth in this category has mostly come from acquisitions, with support from the promotion of tailored home mortgage loan products generally targeted to the private client and higher net worth customer base. The Bank continues to sell most conventional residential mortgage loan production in the secondary market. Whitney has no meaningful exposure to “sub-prime” home mortgage loans.

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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
Table 2 provides information on nonperforming loans and other nonperforming assets at March 31, 2007 and at the end of the previous four quarters. Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment. The allowance for impaired loans decreased $.5 million between December 31, 2006 and March 31, 2007, reflecting charge-off activity and other changes during the first quarter of 2007. Overall there have been no significant trends related to industries or markets underlying the changes in nonperforming assets.

TABLE 2. NONPERFORMING ASSETS
	2007	2006
	March	December	September	June	March
(dollars in thousands)	31	31	30	30	31
Loans accounted for on a nonaccrual basis	$53,250	$55,992	$54,277	$56,188	$65,494
Restructured loans	-	-	-	-	28
Total nonperforming loans	$53,250	$55,992	$54,277	56,188	65,522
Foreclosed assets and surplus property	1,737	800	301	695	652
Total nonperforming assets	$54,987	$56,792	$54,578	$56,883	$66,174
Loans 90 days past due still accruing	$7,299	$7,574	$8,963	$7,354	$3,956
Ratios:
Nonperforming assets to loans plus
foreclosed assets and surplus property	.76%	.81%	.80%	.83%	1.02%
Allowance for loan losses to
nonperforming loans	144	136	138	144	136
Loans 90 days past due still accruing to loans	.10	.11	.13	.11	.06

During the first quarter of 2007, there was a $16 million increase in the total of loans criticized through the internal credit risk classification process. The portfolio acquired with Signature added $17 million to the criticized total, substantially all in the least severe classification of loans warranting special attention. The total for this classification was $81 million at March 31, 2007, up $20 million from year-end 2006. Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected decreased a net of $2 million during the current quarter, to a total of $155 million at March 31, 2007. Criticized loans at the end of 2007’s first quarter also included $6 million of loans whose full repayment is in doubt, down from $8 million at year-end 2006. The allowance determined for criticized loans at March 31, 2007, other than those separately evaluated for impairment, was $.4 million higher than that determined at year-end 2006.
Table 3 compares activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments for the first quarters of 2007 and 2006.

TABLE 3. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended
	March 31
(dollars in thousands)	2007	2006
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$75,927	$90,028
Allowance of acquired bank	2,791	-
Provision for credit losses	(2,000)	2,000
Loans charged off:
Commercial, financial and agricultural	(1,941)	(1,409)
Real estate - commercial, construction and other	-	(1,325)
Real estate - residential mortgage	(69)	(278)
Individuals	(678)	(617)
Total charge-offs	(2,688)	(3,629)
Recoveries on loans previously charged off:
Commercial, financial and agricultural	2,474	347
Real estate - commercial, construction and other	72	82
Real estate - residential mortgage	41	104
Individuals	295	277
Total recoveries	2,882	810
Net loans (charged off) recovered	194	(2,819)
Allowance at end of period	$76,912	$89,209
Ratios:
Annualized net charge-offs (recoveries) to average loans	(.01)%	.17%
Annualized gross charge-offs to average loans	.15	.22
Recoveries to gross charge-offs	107.22	22.32
Allowance for loan losses to loans at period end	1.06	1.37
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$1,900	$580
Provision for credit losses	-	(40)
Reserve at end of period	$1,900	$540

The overall allowance for loan losses determined as of March 31, 2007 was $1.0 million higher than the allowance at December 31, 2006. The allowance on the Signature portfolio at acquisition totaled $2.8 million. There were no other significant changes in the components of the allowance since year-end 2006, other than as previously discussed.

INVESTMENT SECURITIES
The investment securities portfolio balance decreased by $37 million, or 2%, from year-end 2006 to March 31, 2007. Average investment securities have increased 7%, or $127 million, from the first quarter of 2006 to 2007’s first quarter. The composition of the average portfolio of investment securities and effective yields are shown in Table 7.
The mix of investments in the portfolio did not change significantly during the first quarter of 2007. The duration of the overall investment portfolio was 2.2 years at March 31, 2007, and would extend to 3.3 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model. Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates. At December 31, 2006, the portfolio’s estimated duration was 2.4 years.
Securities available for sale made up the bulk of the total investment portfolio at March 31, 2007. Gross unrealized losses on securities available for sale totaled $22.2 million at March 31, 2007 and were mainly related to mortgage-backed securities. The gross losses represented 1.8% of the total amortized cost of the underlying securities. Substantially all the unrealized losses at March 31, 2007 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no value impairment related to credit quality in the portfolio. In addition, management has the intent and ability to hold these securities until the market-based impairment is recovered; therefore, no value impairment was evaluated as other than temporary.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Deposits at March 31, 2007, excluding the impact of the Signature acquisition, were 1%, or $115 million, below the level at year-end 2006. Compared to March 31, 2006, deposits at the end of the current quarter, excluding deposits associated with Signature and the Bradenton operations acquired in April 2006, were down 6%, or $560 million. The surge in deposits after the late-summer hurricanes of 2005 peaked around the end of the first quarter of 2006, with anticipated reductions becoming evident mainly over the second half of that year as the recovery process progressed, inflows from insurance proceeds diminished and initial disaster-assistance programs were completed. Some further reduction in the post-storm deposit accumulation was noted in the first quarter of 2007.
Table 4 shows the composition of deposits at March 31, 2007 and at the end of the previous four quarters. The composition of average deposits and the effective rates on interest-bearing deposits for the first quarter of 2007 and the fourth and first quarters of 2006 are presented in Table 7.

TABLE 4. DEPOSIT COMPOSITION
	2007		2006
(dollars in thousands)	March 31		December 31		September 30		June 30		March 31
Noninterest-bearing demand deposits	$2,757,885	32%	$2,947,997	35%	$2,864,705	35%	$3,087,502	36%	$3,189,552	37%
Interest-bearing deposits: NOW account deposits	1,052,278	13	1,099,408	13	996,429	12	1,037,343	12	1,090,894	12
Money market deposits	1,221,330	14	1,185,610	14	1,172,037	14	1,188,350	14	1,095,554	13
Savings deposits	956,332	11	965,652	11	1,050,219	13	1,171,817	13	1,214,840	14
Other time deposits	806,044	10	750,165	9	757,424	9	771,140	9	716,833	8
Time deposits $100,000 and over	1,730,366	20	1,484,476	18	1,358,886	17	1,367,509	16	1,376,103	16
Total interest-bearing	5,766,350	68	5,485,311	65	5,334,995	65	5,536,159	64	5,494,224	63
Total	$8,524,235	100%	$8,433,308	100%	$8,199,700	100%	$8,623,661	100%	$8,683,776	100%

    The post-storm influx of deposits was initially concentrated in noninterest-bearing and certain other lower-cost deposit products, particularly personal savings accounts. The anticipated reductions to these storm-related deposits as well as some migration to higher-yielding products contributed to a 13%, or $869 million, decrease in lower-cost deposits from March 31, 2006 to the end of 2007’s first quarter, excluding the deposits associated with acquired banks. Lower-cost deposits at March 31, 2007 decreased 5%, or $327 million, from year-end 2006, also excluding the impact of the Signature acquisition. This decrease partly reflects seasonal factors affecting year-end deposit totals. Noninterest-bearing demand deposits comprised 32% of total deposits at March 31, 2007, comparable to pre-storm levels, but down from 37% a year earlier.
    Higher-cost time deposits at March 31, 2007 were up 9%, or $212 million, compared to year-end 2006, and 15%, or $309 million, compared to March 31, 2006, each excluding deposits associated with the intervening acquisitions. Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes. Whitney has attracted these funds partly as an alternative to other short-term borrowings. Customers held $694 million of funds in treasury-management deposit products at March 31, 2007, up $208 million from the total held at December 31, 2006 and up $83 million from a year earlier. Public fund time deposits totaled approximately $236 million at the end of the first quarter of 2007, which was down $17 million from year-end 2006, but up $50 million from March 31, 2006.
    Short-term borrowings at March 31, 2007 were up 15%, or $74 million, from year-end 2006, substantially all related to borrowings through the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.
    In late March 2007, the Bank issued $150 million in 10-year subordinated notes to augment the Bank’s regulatory capital and enhance its capacity for future growth.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.20 billion at March 31, 2007, which was an increase of $85 million from the end of 2006. The 1.49 million shares issued in the acquisition of Signature in March 2007 were valued at $48 million. For the first quarter of 2007, the Company retained $17 million of earnings, net of declared dividends, and recognized $5 million in additional equity from activity in share-based compensation plans for employees and directors, including option exercises. Other comprehensive income for the first quarter of 2007 totaled $14 million, including a $5 million unrealized holding gain on securities available for sale and $9 million primarily related to prior service credit and actuarial gains resulting from an amendment to Whitney’s postretirement benefit plans as discussed in Note 8 to the consolidated financial statements in Item 1 of this report.
The Company declared a dividend during the first quarter of 2007 that represented a payout totaling 53% of earnings for the period. The dividend payout ratio was 49% for the full year in 2006.
The ratios in Table 5 indicate that the Company remained strongly capitalized at March 31, 2007. Tier 2 and total regulatory capital at March 31, 2007 include $150 million in subordinated notes payable issued by the Bank in the first quarter of 2007. The increase in risk-weighted assets from the end of 2006 mainly reflected the impact of the Signature acquisition. The goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets. These intangible assets, however, are also deducted in determining regulatory capital and thereby serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 5. RISK-BASED CAPITAL AND CAPITAL RATIOS
	March 31	December 31
(dollars in thousands)	2007	2006
Tier 1 regulatory capital	$883,111	$853,774
Tier 2 regulatory capital	228,550	77,827
Total regulatory capital	$1,111,661	$931,601
Risk-weighted assets	$8,607,331	$8,340,926
Ratios
Leverage (Tier 1 capital to average assets)	9.02%	8.76%
Tier 1 capital to risk-weighted assets	10.26	10.24
Total capital to risk-weighted assets	12.92	11.17
Shareholders’ equity to total assets	11.31	10.93

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
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above on “Deposits and Borrowings” discusses changes in these liability-funding sources in the first quarter of 2007.
Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2007 and 2006.
At March 31, 2007, Whitney Holding Corporation had approximately $64 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases, or other corporate uses, before consideration of any future dividends that may be received from the Bank.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2006. The most significant obligations included operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.
In late March 2007, the Bank issued $150 million in subordinated notes payable that mature in ten years and require debt service payments of approximately $9 million per year. During the first quarter of 2007, the Bank also assumed obligations under Signature’s facility leases totaling approximately $3 million to be paid over terms ranging from three to fourteen years, with approximately half due within five years. Management expects that most of the funds needed to repair or replace banking premises and equipment damaged or destroyed by the storms that struck in the summer of 2005 will be provided by insurance.

OFF-BALANCE SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments. Table 6 schedules these commitments as of March 31, 2007 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6. CREDIT-RELATED COMMITMENTS
(in thousands)	Commitments expiring by period from March 31, 2007
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Loan commitments - revolving	$2,410,132	$1,719,223	$289,722	$357,500	$43,687
Loan commitments - nonrevolving	483,239	263,287	219,952	-	-
Credit card and personal credit lines	540,268	540,268	-	-	-
Standby and other letters of credit	397,878	350,117	39,125	8,636	-
Total	$3,831,517	$2,872,895	$548,799	$366,136	$43,687

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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. The net interest income simulations run at March 31, 2007 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2006. Based on these simulations, annual net interest income (TE) would be expected to increase $24.9 million, or 5.1%, and decrease $26.3 million, or 5.4%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points. These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and that assumes a stable rate environment and structure. The comparable simulation run at year-end 2006 produced results that ranged from a positive impact on net interest income (TE) of $21.1 million, or 4.4%, to a negative impact of $22.1 million, or 4.6%.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the first quarter of 2007 increased $1.7 million, or 1%, compared to the first quarter of 2006. Average earning assets were stable between these periods. The net interest margin (TE) improved 6 basis points to 5.08% from the year-earlier period. The net interest margin (TE) is net interest income (TE) as a percent of average earning assets. Net interest income (TE) for the first quarter of 2007 was down $2.1 million, or 2%, from the fourth quarter of 2006, with close to $2.0 million of this decrease related to the fewer number of days in the current period. Average earning assets increased 1% between these periods, mainly reflecting the Signature acquisition, while the net interest margin declined by 6 basis points, largely as a result of the shift in the funding mix. Tables 7 and 8 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets increased 72 basis points from the first quarter of 2006. The main factors behind this yield improvement were the rise in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio and a favorable shift in mix of earning assets, although yields also improved on the largely fixed-rate investment portfolio and the Company’s short-term investments. Average total loans, which in Table 7 include loans held for sale, were up 9% or $592 million, compared to the first quarter of 2006, with approximately 6%, or $387 million, associated with the operations acquired with Signature and Bradenton. Loans comprised 77% of average earning assets for the first quarter of 2007, compared to 71% in the year-earlier period. Short-term investments represented 3% of average earning assets in the first quarter of 2007, down from 11% in the first quarter of 2006. Whitney had initially placed a significant portion of the funds from the deposit build-up following the 2005 hurricanes in short-term investments, which totaled $1.0 billion on average in the first quarter of 2006, or $700 million higher than in the first quarter of 2007.
The overall cost of funds for the current year’s first quarter increased 66 basis points from the first quarter of 2006. This increase was driven by higher competitive market rates as well as a shift in the funding mix to higher-cost sources. Average deposits in the first quarter of 2007 were down 4%, or $321 million, compared to the first quarter of 2006. The addition of $261 million in average deposits associated with acquired operations was more than offset by an anticipated reduction in the post-storm deposit accumulation, which had peaked around the end of the first quarter of 2006. Noninterest-bearing deposits funded approximately 29% of average earning assets in the first quarter of 2007, and the percentage of funding from all noninterest-bearing sources was 34% for the period. These percentages, while down from their highpoints of 35% and 36%, respectively, in the first quarter of 2006, are comparable to or slightly above pre-storm levels. Higher-cost interest-bearing funds, which include time deposits and borrowings, funded 32% of average earning assets in 2007’s first quarter, compared to 27% in the year-earlier period. The current level of funding from higher-cost sources is up somewhat from pre-storm levels. Factors behind this shift included the increased relative attractiveness of rates on these funding sources in response to higher market rates, increased use of the Company’s treasury-management deposit products by commercial customers with excess liquidity, and the mix of deposits of acquired banks.

TABLE 7. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)		First Quarter 2007		Fourth Quarter 2006			First Quarter 2006
Average			Yield/	Average		Yield/	Average		Yield/
Balance		Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,137,474	$134,573	7.64%	$6,983,609	$133,848	7.61%	$6,545,179	$113,745	7.05%

Mortgage-backed securities	1,196,982	13,912	4.65	1,242,308	14,398	4.64	1,098,376	12,184	4.44
U.S. agency securities	284,272	2,881	4.05	334,050	3,559	4.26	293,754	2,515	3.42
U.S. Treasury securities	24,851	302	4.93	24,906	238	3.79	49,374	348	2.86
Obligations of states and political
subdivisions (TE)	285,979	4,263	5.96	276,627	4,208	6.08	227,447	3,464	6.09
Other securities	36,534	530	5.80	35,812	528	5.90	32,516	451	5.55
Total investment securities	1,828,618	21,888	4.79	1,913,703	22,931	4.79	1,701,467	18,962	4.46
Federal funds sold and
short-term investments	302,810	3,946	5.28	265,285	3,528	5.28	1,002,586	10,792	4.37
Total earning assets	9,268,902	$160,407	7.00%	9,162,597	$160,307	6.95%	9,249,232	$143,499	6.28%
NONEARNING ASSETS
Other assets	943,386			953,049			1,004,021
Allowance for loan losses	(78,637)			(76,584)			(90,568)
Total assets	$10,133,651			$10,039,062			$10,162,685

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,054,403	$2,976	1.14%	$994,747	$2,517	1.00%	$1,091,412	$1,563.58%
Money market deposits	1,197,889	8,552	2.90	1,201,001	8,613	2.85	1,107,573	4,260	1.56
Savings deposits	939,171	2,234.96		999,225	2,506	1.00	1,182,995	2,906	1.00
Other time deposits	771,233	6,777	3.56	754,650	6,399	3.36	717,317	4,446	2.51
Time deposits $100,000 and over	1,534,022	16,722	4.42	1,386,441	14,993	4.29	1,252,144	11,097	3.59
Total interest-bearing deposits	5,496,718	37,261	2.75	5,336,064	35,028	2.60	5,351,441	24,272	1.84
Short-term borrowings	603,541	6,178	4.15	611,592	6,457	4.19	514,411	4,231	3.34
Long-term debt	38,060	571	6.00	17,458	291	6.67	17,244	252	5.85
Total interest-bearing liabilities	6,138,319	$44,010	2.91%	5,965,114	$41,776	2.78%	5,883,096	$28,755	1.98%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	2,725,139			2,843,820			3,191,113
Other liabilities	125,092			103,213			113,020
Shareholders' equity	1,145,101			1,126,915			975,456
Total liabilities and
shareholders' equity	$10,133,651			$10,039,062			$10,162,685

Net interest income and margin (TE)		$116,397	5.08%		$118,531	5.14%		$114,744	5.02%
Net earning assets and spread	$3,130,583		4.09%	$3,197,483		4.17%	$3,366,136		4.30%
Interest cost of funding earning assets			1.92%			1.81%			1.26%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $53,935, 55,694 and $65,386, respectively, in the first quarter of 2007 and the fourth and first quarters of 2006.

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	First Quarter 2007 Compared to:
	Fourth Quarter 2006			First Quarter 2006
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$601	$124	$725	$10,763	$10,065	$20,828

Mortgage-backed securities	(526)	40	(486)	1,128	600	1,728
U.S. agency securities	(511)	(167)	(678)	(83)	449	366
U.S. Treasury securities	(1)	65	64	(226)	180	(46)
Obligations of states and political
subdivisions (TE)	140	(85)	55	874	(75)	799
Other securities	11	(9)	2	58	21	79
Total investment securities	(887)	(156)	(1,043)	1,751	1,175	2,926
Federal funds sold and
short-term investments	413	5	418	(8,790)	1,944	(6,846)
Total interest income (TE)	127	(27)	100	3,724	13,184	16,908

INTEREST EXPENSE
NOW account deposits	137	322	459	(56)	1,469	1,413
Money market deposits	(46)	(15)	(61)	373	3,919	4,292
Savings deposits	(181)	(91)	(272)	(583)	(89)	(672)
Other time deposits	102	276	378	355	1,976	2,331
Time deposits $100,000 and over	1,345	384	1,729	2,782	2,843	5,625
Total interest-bearing deposits	1,357	876	2,233	2,871	10,118	12,989
Short-term borrowings	(166)	(113)	(279)	807	1,140	1,947
Long-term debt	312	(32)	280	312	7	319
Total interest expense	1,503	731	2,234	3,990	11,265	15,255
Change in net interest income (TE)	$(1,376)	$(758)	$(2,134)	$(266)	$1,919	$1,653

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

PROVISION FOR CREDIT LOSSES
The Company recorded a negative $2.0 million provision for credit losses in the current period, compared to a $2.0 million provision in the first quarter of 2006. There was a small net recovery of loan charge-offs in 2007’s first quarter, compared to net charge-offs of $2.8 million in the first quarter of 2006.
For a more detailed discussion of changes in the allowance for loans losses, the reserve for losses on unfunded credit commitments, nonperforming assets and general credit quality, see the earlier section on “Loans, Credit Risk Management, and Allowance and Reserve for Credit Losses.” The future level of the allowance and reserves and the provisions for credit losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
Noninterest income totaled $24.0 million for the first quarter of 2007, up 14%, or $2.9 million, from the first quarter of 2006.
Deposit service charge income in the first quarter of 2007 increased 9%, or $.6 million in total. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales. Whitney’s ability to generate deposit service charges had been limited in the first quarter of 2006 by the post-storm deposit build-up and some disruption to normal customer activity.
Bank card fees, both credit and debit cards, increased a combined 6%, or $.2 million, in the first quarter of 2007. The addition of trust business from acquired operations, ongoing customer development efforts and generally favorable financial market conditions helped increase trust service fees by 23%, or $.6 million, compared to the first quarter of 2006. Fee income from Whitney’s secondary mortgage market operations in the first quarter of 2007 was 27%, or $.4 million, below the level in the year-earlier period, largely reflecting relatively broad weakness in the overall housing market.
The categories comprising other noninterest income increased $1.9 million compared to the first quarter of 2006. Fees from investment services and insurance brokerage operations grew a combined $.4 million, or 24%, compared to the first quarter of 2006. In the first quarter of 2007, Whitney recognized net gains on sales of and other revenue from foreclosed assets totaling $3.0 million, an increase of $1.7 million from the total recognized in the first quarter of 2006.

NONINTEREST EXPENSE
Total noninterest expense of $86.4 million in the first quarter of 2007 was 9%, or $7.3 million, higher than the total for the year-earlier period. Incremental operating costs associated with the Signature and Bradenton operations totaled approximately $2.4 million in the first quarter of 2007, and the amortization of intangibles acquired in these transactions added another $.8 million to expense for the current year’s first quarter. The cost of assistance in integrating Signature Bank into Whitney’s systems in the first quarter of 2007 totaled approximately $.9 million, of which $.8 million was included in expense for legal and other professional services.
Whitney’s personnel expense increased 6%, or $2.9 million, in total in the first quarter of 2007. Employee compensation was up 9%, or $3.3 million, compared to the first quarter of 2006, while the cost of employee benefits decreased by 5%, or $.4 million.

Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 12%, or $3.5 million, including approximately $1.2 million for the acquired staffs. Excluding the impact of acquisitions, the average full-time equivalent staff level was higher by approximately 3% in the first quarter of 2007, mainly reflecting temporary storm-related attrition and branch closures in the year-earlier period. Current period compensation was also impacted by salary scale adjustments needed to address post-storm changes in the cost of living in impacted areas and increased competition for labor resources.
Compensation expense associated with management incentive programs decreased $.2 million in the first quarter of 2007, mainly reflecting a cumulative adjustment in the year-earlier period to the expense for performance-based restricted stock prompted by updated performance estimates.
During the first quarter of 2007, the Company amended its postretirement health and life insurance benefit plans to eliminate the benefits for most employees and freeze benefit levels for remaining participants. A one-time credit related to this amendment reduced employee benefits expense by $.7 million compared to the first quarter of 2006, and plan expense for the remainder of 2007 is expected to be approximately $1.6 million below 2006’s level.
Net occupancy expense increased $2.2 million compared to the first quarter of 2006, with $.3 million associated with acquired operations. Initiatives implemented to reduce Whitney’s exposure to disasters and to make its disaster recovery plans and operating arrangements more resilient added approximately $.4 million of recurring expense to the first quarter of 2007. As a result of the catastrophic 2005 storm season, the Company saw the cost of its casualty insurance coverage in the current quarter increase by $.9 million compared to the first quarter of 2006. Net occupancy expense in the first quarter of 2007 also reflected a more normal level of maintenance and repair projects compared to the year-earlier period when activity was focused on the remediation of storm damage covered by insurance.
Equipment and data processing expense increased $1.6 million, of which approximately $.9 million was associated with the initiatives to improve operational resiliency in the event of a natural disaster, including the accelerated installation of a new and upgraded mainframe computer and related software. Acquired operations added $.2 million to this expense category in the first quarter of 2007.
The expense categories included in other noninterest expense were down $2.1 million on a combined basis compared to the first quarter of 2006. Whitney expensed disaster-response costs, insurance claims management fees and casualty and operating losses directly related to the 2005 storms totaling $.6 million in the first quarter of 2007 and $2.5 million in the first quarter of 2006. The decrease in the total of other noninterest expense also reflected a reduction in planned advertising and promotional activities for 2007 compared to 2006. The expense for acquired operations added approximately $.4 million to this total for the first quarter of 2007.

INCOME TAXES
The Company provided for income tax expense at an effective rate of 32.1% in the first quarter of 2007 compared to a rate of 32.2% in 2006’s first quarter. Whitney’s effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    None

Item 1A. RISK FACTORS

    There has been no material change in the risk factors previously disclosed under Item 1A of Part I of the Company’s annual report on From 10-K for the year ended December 31, 2006. The risks described therein are not the only risks facing the Company. Additional risks not currently known or that the Company may currently deem to be immaterial also may have a material adverse effect on the Company’s business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Item 5. OTHER INFORMATION

    None

Item 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 37, are filed (or furnished, as applicable) as part of this report. The Exhibit Index is incorporated herein by reference in response to this Item 6.

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

May 10, 2007
Date

EXHIBIT INDEX

Exhibit             Description

Exhibit 3.1        Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2        Copy of the Company’s Bylaws (filed as Exhibit 3.01 to the Company’s current report on Form 8-K filed on October 2, 2006 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10.1      Notice of executive officer eligibility to participate in the Company’s Executive Compensation Plan for fiscal year 2007 (filed on February 15, 2007 under Item 5.02 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).
Exhibit 10.2      Change in executive officer’s base annual salary upon promotion to the position of President and Chief Operating Officer of the Company and in the maximum bonus opportunity that can be earned by this executive for fiscal year 2007 (filed on March 28, 2007 under Item 5.02 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).
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

37