Form 10-Q
period 2007-08-07
WHITNEY HOLDING CORP
filed 2007-08-09
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 67,659,379 shares of the registrant’s no par value common stock were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
(dollars in thousands)	2007	2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$256,263	$318,165
Federal funds sold and short-term investments	395,128	314,079
Loans held for sale	23,920	26,966
Investment securities
Securities available for sale	1,638,784	1,612,513
Securities held to maturity, fair values of $268,810 and $273,793, respectively	271,487	273,580
Total investment securities	1,910,271	1,886,093
Loans, net of unearned income	7,368,404	7,050,416
Allowance for loan losses	(75,099)	(75,927)
Net loans	7,293,305	6,974,489

Bank premises and equipment	186,589	175,109
Goodwill	331,295	291,876
Other intangible assets	22,100	23,327
Accrued interest receivable	47,505	48,130
Other assets	141,891	127,646
Total assets	$10,608,267	$10,185,880

LIABILITIES
Noninterest-bearing demand deposits	$2,736,966	$2,947,997
Interest-bearing deposits	5,775,812	5,485,311
Total deposits	8,512,778	8,433,308

Short-term borrowings	594,257	499,533
Long-term debt	168,819	17,394
Accrued interest payable	24,199	17,940
Accrued expenses and other liabilities	99,274	104,743
Total liabilities	9,399,327	9,072,918

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 67,633,895 and 66,103,275 shares, respectively	2,800	2,800
Capital surplus	399,307	343,697
Retained earnings	846,037	812,644
Accumulated other comprehensive loss	(39,177)	(41,015)
Treasury stock at cost - 889 and 173,211 shares, respectively	(27)	(5,164)
Total shareholders' equity	1,208,940	1,112,962
Total liabilities and shareholders' equity	$10,608,267	$10,185,880
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$140,170	$124,710	$274,429	$238,160
Interest and dividends on investment securities
Taxable securities	18,714	16,856	37,054	32,354
Tax-exempt securities	2,271	2,320	4,577	4,572
Interest on federal funds sold and short-term investments	5,847	12,313	9,793	23,105
Total interest income	167,002	156,199	325,853	298,191
INTEREST EXPENSE
Interest on deposits	41,582	29,579	78,843	53,851
Interest on short-term borrowings	5,960	5,043	12,138	9,274
Interest on long-term debt	2,564	328	3,135	580
Total interest expense	50,106	34,950	94,116	63,705
NET INTEREST INCOME	116,896	121,249	231,737	234,486
PROVISION FOR CREDIT LOSSES	-	760	(2,000)	2,720
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	116,896	120,489	233,737	231,766
NONINTEREST INCOME
Service charges on deposit accounts	7,578	6,965	14,668	13,482
Bank card fees	4,134	3,872	7,834	7,358
Trust service fees	3,264	2,775	6,371	5,295
Secondary mortgage market operations	1,228	1,332	2,412	2,952
Other noninterest income	7,893	6,299	16,861	13,332
Securities transactions	-	-	-	-
Total noninterest income	24,097	21,243	48,146	42,419
NONINTEREST EXPENSE
Employee compensation	40,598	35,545	79,329	70,983
Employee benefits	8,641	8,893	17,039	17,729
Total personnel	49,239	44,438	96,368	88,712
Net occupancy	8,733	6,967	16,880	12,913
Equipment and data processing	5,628	4,934	11,490	9,198
Telecommunication and postage	3,374	2,579	6,494	5,246
Corporate value and franchise taxes	2,379	2,252	4,759	4,396
Legal and other professional services	2,040	2,753	4,966	4,264
Amortization of intangibles	2,981	2,631	5,882	4,886
Other noninterest expense	14,287	16,379	28,266	32,458
Total noninterest expense	88,661	82,933	175,105	162,073
INCOME BEFORE INCOME TAXES	52,332	58,799	106,778	112,112
INCOME TAX EXPENSE	17,280	19,386	34,734	36,550
NET INCOME	$35,052	$39,413	$72,044	$75,562
EARNINGS PER SHARE
Basic	$.52	$.61	$1.08	$1.18
Diluted	.51	.60	1.06	1.16
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	67,238,471	64,890,893	66,667,715	63,868,697
Diluted	68,284,392	66,197,108	67,723,408	65,080,031
CASH DIVIDENDS PER SHARE	$.29	$.27	$.58	$.54
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
				Accumulated
				Other
(dollars in thousands,	Common	Capital	Retained	Comprehensive	Treasury
except per share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2005	$2,800	$250,174	$738,655	$(21,223)	$(9,363)	$961,043
Comprehensive income:
Net income	-	-	75,562	-	-	75,562
Other comprehensive loss:
Unrealized net holding loss on securities,
net of reclassifications and tax	-	-	-	(15,754)	-	(15,754)
Total comprehensive income	-	-	75,562	(15,754)	-	59,808
Cash dividends, $.54 per share	-	-	(34,889)	-	-	(34,889)
Stock issued in business combination	-	75,129	-	-	-	75,129
Stock issued to dividend reinvestment plan	-	89	-	-	1,228	1,317
Long-term incentive plan stock activity:
Performance-based restricted stock & units	-	4,514	-	-	(563)	3,951
Stock options	-	4,097	-	-	127	4,224
Directors' compensation plan stock activity	-	912	-	-	1,269	2,181
Balance at June 30, 2006	$2,800	$334,915	$779,328	$(36,977)	$(7,302)	$1,072,764

Balance at December 31, 2006	$2,800	$343,697	$812,644	$(41,015)	$(5,164)	$1,112,962
Adjustment on adoption of FIN 48 (Note 13)	-	-	721	-	-	721
Adjusted balance at beginning of period	2,800	343,697	813,365	(41,015)	(5,164)	1,113,683
Comprehensive income:
Net income	-	-	72,044	-	-	72,044
Other comprehensive income:
Unrealized net holding loss on securities,
net of reclassifications and tax	-	-	-	(3,488)	-	(3,488)
Net change in prior service credit and
net actuarial loss on retirement plans,
net of tax (Note 8)	-	-	-	5,326	-	5,326
Total comprehensive income	-	-	72,044	1,838	-	73,882
Cash dividends, $.58 per share	-	-	(39,372)	-	-	(39,372)
Stock issued in business combination	-	48,298	-	-	-	48,298
Stock issued to dividend reinvestment plan	-	81	-	-	1,443	1,524
Long-term incentive plan stock activity:
Performance-based restricted stock & units	-	4,372	-	-	(86)	4,286
Stock options	-	387	-	-	2,365	2,752
Directors' compensation plan stock activity	-	2,472	-	-	1,415	3,887
Balance at June 30, 2007	$2,800	$399,307	$846,037	$(39,177)	$(27)	$1,208,940

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
(dollars in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$72,044	$75,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	8,648	7,063
Amortization of purchased intangibles	5,882	4,886
Share-based compensation earned	7,461	6,162
Premium amortization (discount accretion) on securities, net	511	(1,739)
Provision for credit losses and losses on foreclosed assets	(1,950)	3,049
Net gains on asset dispositions	(1,890)	(322)
Deferred tax expense (benefit)	(169)	1,465
Net decrease in loans originated and held for sale	3,046	17,489
Net (increase) decrease in interest and other income receivable and prepaid expenses	(11,839)	10,972
Net increase in interest payable and accrued income taxes and expenses	5,372	21,403
Other, net	3,356	2,730
Net cash provided by operating activities	90,472	148,720
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	34,663	45,815
Proceeds from maturities of investment securities available for sale	192,062	130,073
Purchases of investment securities available for sale	(223,827)	(314,130)
Proceeds from maturities of investment securities held to maturity	7,021	7,189
Purchases of investment securities held to maturity	(5,022)	(3,505)
Net increase in loans	(96,873)	(25,182)
Net (increase) decrease in federal funds sold and short-term investments	(82,304)	31,319
Proceeds from sales of foreclosed assets and surplus property	3,734	1,882
Purchases of bank premises and equipment	(11,317)	(13,541)
Net cash paid in acquisition	(7,503)	(33,992)
Other, net	(1,776)	7,228
Net cash used in investing activities	(191,142)	(166,844)
FINANCING ACTIVITIES
Net decrease in transaction account and savings account deposits	(481,883)	(366,480)
Net increase in time deposits	341,711	66,670
Net increase in short-term borrowings	68,961	137,696
Proceeds from issuance of long-term debt	149,738	-
Repayment of long-term debt	(4,150)	(11,475)
Proceeds from issuance of common stock	4,685	6,074
Purchases of common stock	(3,272)	(3,165)
Cash dividends	(37,825)	(32,668)
Other, net	803	1,803
Net cash provided by (used in) financing activities	38,768	(201,545)
Decrease in cash and cash equivalents	(61,902)	(219,669)
Cash and cash equivalents at beginning of period	318,165	554,827
Cash and cash equivalents at end of period	$256,263	$335,158

Cash received during the period for:
Interest income	$322,475	$302,705

Cash paid during the period for:
Interest expense	$88,563	$62,197
Income taxes	36,500	7,500

Noncash investing activities:
Foreclosed assets received in settlement of loans	$2,322	$687

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1
BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Whitney Holding Corporation and its subsidiaries (the Company or Whitney).  The Company’s principal subsidiary is Whitney National Bank (the Bank), which represents virtually all of the Company’s operations and net income.  All significant intercompany balances and transactions have been eliminated in consolidation.
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

NOTE 2
MERGERS AND ACQUISITIONS
On March 2, 2007, Whitney completed its acquisition of Signature Financial Holdings, Inc. (Signature), the parent of Signature Bank, headquartered in St. Petersburg, Florida.  Signature Bank operated seven banking centers in the Tampa Bay area and had approximately $270 million in total assets, including $220 million of loans, and $210 million in deposits at acquisition.  The transaction was valued at approximately $61 million, with $13 million paid to Signature’s shareholders in cash and the remainder in Whitney common stock totaling 1.49 million shares.  Applying purchase accounting to this transaction, the Company recorded goodwill of $39 million and a $4 million intangible asset for the estimated value of deposit relationships with a weighted-average life of 2.4 years.  No other material adjustments were required to record Signature’s assets and liabilities at fair value.
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

NOTE 3
LOANS
The composition of the Company’s loan portfolio was as follows.

	June 30		December 31
(in thousands)	2007		2006
Commercial, financial and agricultural	$2,825,051	38%	$2,725,531	38%
Real estate – commercial, construction and other	3,259,290	44	3,094,004	44
Real estate – residential mortgage	935,851	13	893,091	13
Individuals	348,212	5	337,790	5
Total	$7,368,404	100%	$7,050,416	100%

NOTE 4
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2007	2006	2007	2006
Allowance at beginning of period	$76,912	$89,209	$75,927	$90,028
Allowance of acquired bank	-	2,908	2,791	2,908
Provision for credit losses	500	1,000	(1,500)	3,000
Loans charged off	(4,891)	(13,514)	(7,579)	(17,143)
Recoveries	2,578	1,112	5,460	1,922
Net charge-offs	(2,313)	(12,402)	(2,119)	(15,221)
Allowance at end of period	$75,099	$80,715	$75,099	$80,715

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2007	2006	2007	2006
Reserve at beginning of period	$1,900	$540	$1,900	$580
Provision for credit losses	(500)	(240)	(500)	(280)
Reserve at end of period	$1,400	$300	$1,400	$300

Information on loans evaluated for possible impairment loss follows.

	June 30	December 31
(in thousands)	2007	2006
Impaired loans
Requiring a loss allowance	$32,404	$38,308
Not requiring a loss allowance	14,080	12,950
Total recorded investment in impaired loans	$46,484	$51,258
Impairment loss allowance required	$9,930	$9,773

The following is a summary of nonperforming loans.

	June 30	December 31
(in thousands)	2007	2006
Loans accounted for on a nonaccrual basis	$56,787	$55,992
Restructured loans	-	-
Total nonperforming loans	$56,787	$55,992

NOTE 5
DEPOSITS
The composition of deposits was as follows.

	June 30	December 31
(in thousands)	2007	2006
Noninterest-bearing demand deposits	$2,736,966	$2,947,997
Interest-bearing deposits:
NOW account deposits	991,232	1,099,408
Money market deposits	1,182,291	1,185,610
Savings deposits	928,429	965,652
Other time deposits	853,364	750,165
Time deposits $100,000 and over	1,820,496	1,484,476
Total interest-bearing deposits	5,775,812	5,485,311
Total deposits	$8,512,778	$8,433,308

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $698 million at June 30, 2007 and $486 million at December 31, 2006.  Most of these deposits mature on a daily basis.

NOTE 6
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	June 30	December 31
(in thousands)	2007	2006
Other Assets
Net deferred income tax asset	$66,110	$66,914
Low-income housing tax credit fund investments	14,380	15,639
Cash surrender value of life insurance	11,919	9,134
Prepaid expenses	12,975	7,283
Insurance claim receivable	-	5,489
Miscellaneous investments, receivables and other assets	36,507	23,187
Total other assets	$141,891	$127,646
Accrued Expenses and Other Liabilities
Accrued taxes and expenses	$18,827	$21,020
Dividend payable	16,251	14,704
Liability for pension benefits	30,483	21,318
Liability for postretirement benefits other than pensions	13,466	27,128
Reserve for losses on unfunded credit commitments	1,400	1,900
Deferred insurance settlement proceeds	2,169	-
Miscellaneous payables, deferred income and other liabilities	16,678	18,673
Total accrued expenses and other liabilities	$99,274	$104,743

See Note 10 for information on insurance matters related to the natural disasters that affected Whitney during 2005.

NOTE 7
LONG-TERM DEBT
The following is a summary of long-term debt.

	June 30	December 31
(in thousands)	2007	2006
Subordinated notes payable	$149,745	$-
Other long-term debt	19,074	17,394
Total long-term debt	$168,819	$17,394

In late March 2007, Whitney National Bank issued $150 million in subordinated notes with an interest rate of 5.875% and a maturity date of April 1, 2017.  These notes qualify as capital for the calculation of the regulatory ratio of total capital to risk-weighted assets, subject to certain limitations as they approach maturity.

NOTE 8
EMPLOYEE RETIREMENT BENEFIT PLANS
Retirement Income Plans
Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements.  Based on currently available information, the Company does not anticipate making a contribution to the plan during 2007.  Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers.  The components of net pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2007	2006	2007	2006
Service cost for benefits in period	$2,067	$1,964	$4,149	$3,990
Interest cost on benefit obligation	2,338	2,068	4,569	4,112
Expected return on plan assets	(2,673)	(2,459)	(5,351)	(4,922)
Amortization of:
Net actuarial loss	342	511	506	970
Prior service credit	(29)	(29)	(58)	(58)
Transition obligation	-	13	-	26
Net pension expense	$2,045	$2,068	$3,815	$4,118

Under the provisions of Statement of Financial Accounting Standards (SFAS) No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), that were effective as of the end of 2006, the gains or losses and prior service costs or credits with respect to a retirement benefit plan that arise in a period but are not immediately recognized as components of net periodic benefit expense are recognized, net of tax, as a component of other comprehensive income.  The amounts included in accumulated other comprehensive income are adjusted as they are recognized as components of net periodic benefit expense in subsequent periods.

Health and Welfare Plans
Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents.  The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
During the first quarter of 2007, Whitney amended these plans to eliminate postretirement health benefits for all participants other than retirees receiving benefits and those active participants who would be eligible to receive benefits by December 31, 2007 and to eliminate dental benefits for all participants.  The amendment also froze the Company’s health care benefit subsidy at current levels and eliminated the life insurance benefit for employees who retire after December 31, 2007.  The prior service credit and actuarial gains resulting from this amendment reduced Whitney’s liability for postretirement benefits other than pensions by approximately $14 million and increased other comprehensive income for 2007 by approximately $9 million on an after-tax basis.
Whitney recognized net periodic expense for postretirement benefits of less than $.1 million in the second quarter of 2007 and $.8 million in the second quarter of 2006.  Year-to-date expense through June 30 was $.1 million in 2007 and $1.6 million in 2006.  None of the individual components of the net periodic expense was individually significant for any period.

NOTE 9
SHARE-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate share-based compensation.  The plans for both employees and directors have been approved by the Company’s shareholders.  Descriptions of these plans, including the terms of awards and the number of Whitney shares authorized for issuance, were included in Note 16 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
A new long-term incentive compensation plan for employees was approved by the shareholders at the Company’s annual meeting in April 2007.  The new plan provides for substantially the same types of share-based compensation awards as the prior plan and authorizes the issuance of up to 3,200,000 Whitney common shares.
During June 2007, annual share-based compensation awards were made under the directors’ plan as follows.

		Grant Date
		Fair Value	Total
(dollars in thousands, except per share data)	Number Awarded	of Option or Stock	Share-based Compensation
Stock grant	8,100	$30.10	$244
Stock options	54,000	6.17	333

Directors’ stock grants are fully vested upon award, and their stock options are immediately exercisable and expire no later than ten years from the grant date.  The exercise price for the directors’ options was set at $30.10, the closing market price for the Company’s stock on the grant date.
The Company recognized share-based compensation expense of $4.2 million ($2.7 million after-tax) in the second quarter of 2007 and $2.9 million ($1.9 million after-tax) in the second quarter of 2006.  Share-based compensation expense was $8.0 million ($5.2 million after-tax) for the first six months of 2007 and $7.1 million ($4.6 million after-tax) for the comparable period in 2006.

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

Insurance Matters Related to Natural Disasters
Two strong hurricanes struck portions of Whitney’s service area in late-summer 2005.  The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen that require replacement, relocation or major renovation.  Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption.  All significant disaster response costs have been incurred and included where appropriate in an insurance claim based on management’s understanding of the underlying coverage.  The bulk of costs to replace or renovate facilities will be incurred in future periods, and these are included in the insurance claims as appropriate.  Management projects that casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods; however, this is contingent upon reaching agreement with insurance carriers.

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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  A substantial majority of standby letters of credit outstanding at June 30, 2007 have a term of one year or less.
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
A summary of off-balance-sheet financial instruments follows.

	June 30	December 31
(in thousands)	2007	2006
Commitments to extend credit – revolving	$2,296,711	$2,261,861
Commitments to extend credit – nonrevolving	506,221	471,264
Credit card and personal credit lines	552,983	528,276
Standby and other letters of credit	417,003	385,478

NOTE 12
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share data)	2007	2006	2007	2006
Numerator:
Net income	$35,052	$39,413	$72,044	$75,562
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$35,052	$39,413	$72,044	$75,562
Denominator:
Weighted-average shares outstanding	67,238,471	64,890,893	66,667,715	63,868,697
Effect of potentially dilutive securities
and contingently issuable shares	1,045,921	1,306,215	1,055,693	1,211,334
Denominator for diluted earnings per share	68,284,392	66,197,108	67,723,408	65,080,031
Earnings per share:
Basic	$.52	$.61	$1.08	$1.18
Diluted	.51	.60	1.06	1.16
Antidilutive stock options	747,750	7,873	552,858	3,958

NOTE 13
ACCOUNTING PRONOUNCEMENTS
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes on January 1, 2007.  This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on its technical merits.  FIN 48 also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should no longer be recognized as well as various other accounting, presentation and disclosure matters.  The impact of initially adopting this new guidance was immaterial to Whitney’s financial position and results of operations, and the liability for unrecognized tax benefits from uncertain tax positions at June 30, 2007 is insignificant.  Whitney recognizes interest and penalties, if any, related to income tax matters in income tax expense.  The Company and its subsidiaries file a consolidated federal income tax return and various separate company state returns.  With few exceptions, the returns for years before 2003 are not open for examination by federal or state taxing authorities.
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

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	Second Quarter	First Quarter	Second Quarter	Six Months ended June 30
(dollars in thousands, except per share data)	2007	2007	2006	2007	2006
QUARTER-END BALANCE SHEET DATA
Total assets	$10,608,267	$10,589,660	$10,427,716	$10,608,267	$10,427,716
Earning assets	9,697,723	9,674,585	9,489,364	9,697,723	9,489,364
Loans	7,368,404	7,253,581	6,860,746	7,368,404	6,860,746
Investment securities	1,910,271	1,849,425	1,822,119	1,910,271	1,822,119
Noninterest-bearing deposits	2,736,966	2,757,885	3,087,502	2,736,966	3,087,502
Total deposits	8,512,778	8,524,235	8,623,661	8,512,778	8,623,661
Shareholders' equity	1,208,940	1,198,137	1,072,764	1,208,940	1,072,764
AVERAGE BALANCE SHEET DATA
Total assets	$10,558,237	$10,133,651	$10,552,631	$10,347,117	$10,358,735
Earning assets	9,665,684	9,268,902	9,665,927	9,468,389	9,458,733
Loans	7,352,171	7,118,002	6,792,224	7,235,734	6,652,129
Investment securities	1,848,965	1,828,618	1,787,210	1,838,847	1,744,575
Noninterest-bearing deposits	2,743,566	2,725,139	3,142,496	2,734,404	3,166,671
Total deposits	8,479,666	8,221,857	8,790,845	8,351,475	8,667,387
Shareholders' equity	1,211,032	1,145,101	1,061,216	1,178,249	1,018,573
INCOME STATEMENT DATA
Interest income	$167,002	$158,851	$156,199	$325,853	$298,191
Interest expense	50,106	44,010	34,950	94,116	63,705
Net interest income	116,896	114,841	121,249	231,737	234,486
Net interest income (TE)	118,444	116,397	122,804	234,841	237,548
Provision for credit losses	-	(2,000)	760	(2,000)	2,720
Noninterest income	24,097	24,049	21,243	48,146	42,419
Net securities gains in noninterest income	-	-	-	-	-
Noninterest expense	88,661	86,444	82,933	175,105	162,073
Net income	35,052	36,992	39,413	72,044	75,562
KEY RATIOS
Return on average assets	1.33%	1.48%	1.50%	1.40%	1.47%
Return on average shareholders' equity	11.61	13.10	14.90	12.33	14.96
Net interest margin (TE)	4.91	5.08	5.09	4.99	5.06
Average loans to average deposits	86.70	86.57	77.26	86.64	76.75
Efficiency ratio	62.20	61.55	57.57	61.88	57.89
Allowance for loan losses to loans	1.02	1.06	1.18	1.02	1.18
Nonperforming assets to loans plus foreclosed
assets and surplus property	.81	.76	.83	.81	.83
Annualized net charge-offs to average loans	.13	(.01)	.73	.06	.46
Average shareholders' equity to average assets	11.47	11.30	10.06	11.39	9.83
Shareholders' equity to total assets	11.40	11.31	10.29	11.40	10.29
Leverage ratio	8.90	9.02	7.82	8.90	7.82
COMMON SHARE DATA
Earnings Per Share
Basic	$.52	$.56	$.61	$1.08	$1.18
Diluted	.51	.55	.60	1.06	1.16
Dividends
Cash dividends per share	$.29	$.29	$.27	$.58	$.54
Dividend payout ratio	56.23%	53.16%	45.04%	54.65%	46.17%
Book Value Per Share	$17.88	$17.76	$16.31	$17.88	$16.31
Trading Data
High sales price	$31.92	$33.26	$37.26	$33.26	$37.26
Low sales price	29.69	29.07	33.80	29.07	27.27
End-of-period closing price	30.10	30.58	35.37	30.10	35.37
Trading volume	13,035,329	16,256,098	13,719,163	29,291,427	28,130,291
Average Shares Outstanding
Basic	67,238,471	66,090,617	64,890,893	66,667,715	63,868,697
Diluted	68,284,392	67,156,190	66,197,108	67,723,408	65,080,031
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2006 to June 30, 2007 and on their results of operations during the second quarters of 2007 and 2006 and during the six-month periods through June 30 in each year.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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
The forward-looking statements made in this discussion include, but may not be limited to, (a) expectations expressed about insurance recoveries of storm-related casualty losses and repair and rebuilding costs; (b) expectations about Whitney’s operational resiliency in the event of natural disasters; (c) comments on conditions impacting certain sectors of the loan portfolio; (d) information about changes in the duration of the investment portfolio with changes in market rates; (e) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (f) discussion of the performance of Whitney’s net interest income assuming certain conditions; and (g) comments on expected trends or changes in expense levels for share-based compensation, retirement benefits and advertising and promotion.
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

OVERVIEW

Whitney earned $35.1 million in the quarter ended June 30, 2007, compared to net income of $39.4 million for the second quarter of 2006.  Per share earnings were $.51 per diluted share in 2007’s second quarter, compared to $.60 for the year-earlier period.  For the first six months of 2007, Whitney earned $72.0 million, or $1.06 per diluted share, compared with net income of $75.6 million for the first half of 2006, or $1.16 per diluted share.

Mergers and Acquisitions
On March 2, 2007, Whitney completed its acquisition of Signature Financial Holdings, Inc. (Signature), the parent of Signature Bank.  Signature’s banking subsidiary operated seven banking centers in the Tampa Bay area with approximately $270 million in total assets, including $220 million of loans, and $210 million in deposits at acquisition.  The transaction was valued at approximately $61 million, with $13 million paid to Signature’s shareholders in cash and the remainder in Whitney common stock totaling 1.49 million shares.  Whitney’s financial information includes the results from these acquired operations since the acquisition date.

Loans and Earning Assets
Total loans at the end of the second quarter of 2007 were up 7%, or $508 million, from the end of the second quarter of 2006, with approximately 3%, or $215 million, associated with the operations acquired with Signature.  The organic loan growth between these periods was supported by economic and market conditions in Texas, Alabama and Whitney’s Louisiana markets outside the metropolitan New Orleans area.  Over half of the organic growth was from commercial relationships other than real estate financing.  A decrease in loans serviced from

Florida operations was not unexpected in light of market conditions that are restraining the pace of new real estate financing in Florida.
Loans, including loans held for sale, comprised 76% of average earning assets in the second quarter of 2007 compared to 71% in the year-earlier period, when Whitney had deployed a significant portion of the funds from the deposit build-up following the 2005 hurricanes in short-term investments.

Deposits and Funding
Average deposits in the second quarter of 2007 were down 4%, or $311 million, compared to the second quarter of 2006, reflecting an anticipated reduction in the post-storm deposit accumulation which peaked around the end of the first quarter of 2006.  Compared to the first quarter of 2007, average deposits increased 3%, or $258 million, in 2007’s second quarter, with approximately half from acquired deposits.  Whitney was also able to attract new deposits in certain parts of its market area where banking relationships were disrupted by mergers of competitors.
Noninterest-bearing sources funded approximately 33% of earning assets for the second quarter of 2007.  This percentage was down from 36% in the second quarter of 2006, but comparable to or slightly above pre-storm levels.  Higher-cost interest-bearing funds funded 34% of average assets in 2007’s second quarter, compared to 28% in the year-earlier period, and up somewhat from pre-storm levels.  This reflected a number of factors including the relative attractiveness of rates on these deposit products in response to higher market rates and increased use of Whitney’s treasury-management deposit products by commercial customers with excess liquidity.  In addition, the Bank issued $150 million in subordinated notes in late March 2007 to augment its regulatory capital and enhance its capacity for future growth.

Net Interest Income
Whitney’s net interest income (TE) for the second quarter of 2007 decreased $4.4 million, or 4%, from the second quarter of 2006.  The net interest margin (TE) was 4.91% for the second quarter of 2007, down 18 basis points from the year-earlier period.  Average earning assets were stable between these periods, although there was a favorable shift in the mix of assets.
Net interest income (TE) for the second quarter of 2007 was up $2.0 million, or 2%, from the first quarter of 2007, with approximately half of this increase related to the additional day in the current period.  Average earning assets increased 4% between these periods, mainly reflecting the Signature acquisition, while the net interest margin declined by 17 basis points, largely as a result of a shift in the funding mix, including an estimated 8 basis points related to the Bank's subordinated debt issue in late March 2007.

Provision for Credit Losses and Credit Quality
Whitney made no net provision for credit losses in the second quarter of 2007, compared to a $.8 million provision in the second quarter of 2006.  Loan charge-offs, net of recoveries, totaled $2.3 million in 2007’s second quarter, or .13% of average loans on an annualized basis.  This compared to net charge-offs of $12.4 million in the second quarter of 2006, which included the $12.3 million charge-off of one storm-impacted commercial relationship.  The total of loans criticized through the Company’s credit risk-rating process decreased $23 million from March 31, 2007 through the end of the second quarter of 2007, although nonperforming loans increased $3.5 million over this same period.

Noninterest Income
Noninterest income increased 13%, or $2.9 million, from the second quarter of 2006, with improvement noted in most recurring revenue sources.  Deposit service charge income was up 9% compared to the second quarter of 2006.  Some improved pricing was effective in the second quarter of 2007 and the Bank’s ability to generate deposit service charges had been limited in the second quarter of 2006 by the lingering post-storm deposit build-up.  Increases were also registered for bank card fees, trust service fees, and fees from investment services and insurance operations, reflecting both internal growth and contributions from acquired operations.
Whitney recognized net gains on sales and other revenue from foreclosed assets totaling $1.2 million in the second quarter of 2007, an increase of $.9 million from the total recognized in the second quarter of 2006.  The settlement of a pension liability from an acquired entity produced a gain of $.5 million in the second quarter of 2007.

Noninterest Expense
Noninterest expense in the second quarter of 2007 increased 7%, or $5.7 million, from 2006’s second quarter.  Incremental operating costs associated with the Signature acquisition totaled approximately $1.8 million in the second quarter of 2007, and the amortization of intangibles acquired in this transaction added another $.5 million to expense for the current year’s second quarter.
Whitney’s personnel expense increased 11%, or $4.8 million, in total, in the second quarter of 2007, including $.9 million for Signature’s operations.  Employee compensation was up 14%, or $5.1 million, compared to the second quarter of 2006.  Excluding acquisitions, the staff level was higher by approximately 2% in the second quarter of 2007, mainly reflecting storm-related attrition in the year-earlier period.  Current period compensation was also impacted by salary scale adjustments needed in storm-impacted areas, and compensation associated with management incentive programs increased $1.8 million from the second quarter of 2006, mainly related to the cost of share-based incentives.  The cost of employee benefits decreased by 3%, or $.3 million, compared to 2006’s second quarter, reflecting the impact of the substantial elimination of postretirement health and life insurance benefits in the first quarter of 2007.

Insurance Matters Related to Natural Disasters
Two strong hurricanes struck portions of Whitney’s service area in late-summer 2005.  The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms.  Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption.  All significant disaster response costs have been incurred and included where appropriate in an insurance claim based on management’s understanding of the underlying coverage.  The bulk of costs to replace or renovate facilities will be incurred in future periods, and these are included in the insurance claims as appropriate.  Management projects that casualty claims arising from the 2005 storms will be within policy limits, and that gains will be recognized with respect to these claims in future periods; however, this is contingent upon reaching agreement with insurance carriers.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans increased $318 million, or 5%, from year-end 2006 to the end of 2007’s second quarter, and were up 7%, or $508 million, from the end of the second quarter of 2006.  Whitney acquired a $220 million loan portfolio with Signature in March 2007.  The organic loan growth since the second quarter of 2006 was supported by economic and market conditions in Texas, Alabama and Whitney’s Louisiana markets outside the metropolitan New Orleans area.  At June 30, 2007, loans serviced by Houston-based bankers had grown to over $1 billion.  A decrease of approximately $100 million in loans serviced from Florida operations was not unexpected in light of market conditions that are restraining the pace of new real estate project financing in Florida.
Table 1 shows loan balances by type of loan at June 30, 2007 and at the end of the four prior quarters.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each as well as recent changes.

TABLE 1. LOANS
	2007		2006
(dollars in thousands)	June 30	March 31	December 31	September 30	June 30
Commercial, financial and
agricultural	$2,825,051	$2,790,633	$2,725,531	$2,591,733	$2,640,588
Real estate – commercial,
construction and other	3,259,290	3,199,254	3,094,004	3,053,927	3,025,366
Real estate –
residential mortgage	935,851	918,323	893,091	874,945	851,569
Individuals	348,212	345,371	337,790	332,035	343,223
Total loans	$7,368,404	$7,253,581	$7,050,416	$6,852,640	$6,860,746

The portfolio of commercial loans, other than those secured by real property, increased 4%, or $100 million, between year-end 2006 and June 30, 2007.  This portfolio sector increased 7%, or $184 million, compared to the end of 2006’s second quarter, with only a limited contribution from the Signature acquisition.  Overall the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation and maritime construction, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services.  The organic growth in market areas outside of metropolitan New Orleans has increased the geographic diversification of customers represented in the commercial portfolio.  Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities.
Loans outstanding to oil and gas industry customers represented approximately 10% of total loans at June 30, 2007, up from approximately 9% at year-end 2006.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years, and loans outstanding to this sector comprised approximately 44% of the oil & gas industry portfolio at June 30, 2007.
Outstanding balances under participations in larger shared-credit loan commitments totaled $356 million at the end of 2007’s second quarter, down $27 million from the total outstanding at year-end 2006.  The total at June 30, 2007 included approximately $94 million related to the oil and gas industry.  Substantially all such shared credits are with customers operating in Whitney’s market area.
The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used in commercial or industrial operations.  This portfolio sector grew 5%, or $165 million, from December 31, 2006, and has increased 8%, or $234 million, since the end of the second quarter of 2006.  The Signature acquisition initially added approximately $140 million to this portfolio sector.  Project financing is an important component of the activity in this portfolio sector.  Although Whitney continues to develop new business in this highly competitive sector throughout its market area, the pace of new financing has been restrained somewhat by recent weaknesses in certain parts of the Florida market area, primarily affecting condominium and single-family residential development.  As a result, new production has largely been offset by the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  The future pace of new real estate project financing will reflect the level of confidence by Whitney and its customers in the sustainability of economic conditions favorable to successful project completion.
The residential mortgage loan portfolio increased $43 million from the end of 2006 to June 30, 2007 and was up 10%, or $84 million, from a year earlier.  Growth in this category has mainly come both from acquisitions and from the promotion of tailored home mortgage loan products generally targeted to the private client and higher net worth customer base.  The Bank continues to sell most conventional residential mortgage loan production in the secondary market.  Whitney has no meaningful exposure to “sub-prime” home mortgage loans.

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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
Table 2 provides information on nonperforming loans and other nonperforming assets at June 30, 2007 and at the end of the previous four quarters.  Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment.  Overall there have been no significant trends related to industries or markets underlying the changes in nonperforming assets.

TABLE 2. NONPERFORMING ASSETS
	2007		2006
(dollars in	June	March	December	September	June
in thousands)	30	31	31	30	30
Loans accounted for on a nonaccrual basis	$56,787	$53,250	$55,992	$54,277	$56,188
Restructured loans	-	-	-	-	-
Total nonperforming loans	56,787	$53,250	$55,992	$54,277	$56,188
Foreclosed assets and surplus property	2,662	1,737	800	301	695
Total nonperforming assets	$59,449	$54,987	$56,792	$54,578	$56,883
Loans 90 days past due still accruing	$6,424	$7,299	$7,574	$8,963	$7,354
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	.81%	.76%	.81%	.80%	.83%
Allowance for loan losses to
nonperforming loans	132	144	136	138	144
Loans 90 days past due still accruing to loans	.09	.10	.11	.13	.11

During the second quarter of 2007, there was a $23 million decrease in the total of loans criticized through the internal credit risk classification process.  Criticized loans at the end of 2007’s second quarter included $4 million of loans whose full repayment is in doubt, down from $6 million at March 31, 2007.  Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected increased by a net $7 million during the current quarter, to a total of $161 million at June 30, 2007.  Loans identified as warranting special attention totaled $53 million at the end of the 2007’s second quarter, which was a quarterly decrease of $28 million for this least severe classification.  The allowance determined for criticized loans at

June 30, 2007 was $.7 million higher than that determined at March 31, 2007, mainly related to loans separately evaluated for impairment.
Table 3 compares second quarter and year-to-date activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments with the comparable periods of 2006.  Charge-off activity for the quarterly and year-to-date periods in 2006 included $12.3 million for one storm-impacted commercial relationship.

TABLE 3. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2007	2006	2007	2006
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$76,912	$89,209	$75,927	$90,028
Allowance of acquired bank	-	2,908	2,791	2,908
Provision for credit losses	500	1,000	(1,500)	3,000
Loans charged off:
Commercial, financial and agricultural	(2,955)	(7,756)	(4,896)	(9,165)
Real estate – commercial, construction and other	(1,339)	(5,000)	(1,339)	(6,325)
Real estate – residential mortgage	(148)	(117)	(217)	(395)
Individuals	(449)	(641)	(1,127)	(1,258)
Total charge-offs	(4,891)	(13,514)	(7,579)	(17,143)
Recoveries on loans previously charged off:
Commercial, financial and agricultural	2,088	433	4,562	780
Real estate – commercial, construction and other	61	88	133	170
Real estate – residential mortgage	128	54	169	158
Individuals	301	537	596	814
Total recoveries	2,578	1,112	5,460	1,922
Net loans charged off	(2,313)	(12,402)	(2,119)	(15,221)
Allowance at end of period	$75,099	$80,715	$75,099	$80,715
Ratios:
Annualized net charge-offs to average loans	.13%	.73%	.06%	.46%
Annualized gross charge-offs to average loans	.27	.80	.21	.52
Recoveries to gross charge-offs	52.71	8.23	72.04	11.21
Allowance for loan losses to loans at period end	1.02	1.18	1.02	1.18
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$1,900	$540	$1,900	$580
Provision for credit losses	(500)	(240)	(500)	(280)
Reserve at end of period	$1,400	$300	$1,400	$300

During the second quarter of 2007, Whitney reversed the remaining $1.1 million component of the allowance that reflected the estimate of the incremental impact of the 2005 storms on losses in the consumer credit sectors of the portfolio.  The performance of these portfolio sectors, which were not subject to individual detailed storm-impact reviews, has been better than anticipated and has not shown signs over the almost two years since the storms of delayed credit problems seen in the aftermath of similar disasters.

INVESTMENT SECURITIES
The investment securities portfolio balance increased by $24 million, or 1%, from year-end 2006 to June 30, 2007.  Average investment securities have increased 3%, or $62 million, from the second quarter of 2006 to 2007’s second quarter.  The composition of the average portfolio of investment securities and effective yields are shown in Table 7.
The mix of investments in the portfolio did not change significantly during the second quarter of 2007.  The duration of the overall investment portfolio was 2.5 years at June 30, 2007 and would extend to 3.4 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2006, the portfolio’s estimated duration was 2.4 years.
Securities available for sale made up the bulk of the total investment portfolio at June 30, 2007.  Gross unrealized losses on securities available for sale totaled $33.4 million at June 30, 2007 and were mainly related to mortgage-backed securities.  The gross losses represented 2.2% of the total amortized cost of the underlying securities.  Substantially all the unrealized losses at June 30, 2007 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no value impairment related to credit quality in the portfolio.  In addition, management has the intent and ability to hold these securities until the market-based impairment is recovered; therefore, no value impairment was evaluated as other than temporary.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Deposits at June 30, 2007 were up 1%, or $79 million, from the level at year-end 2006.  The Signature acquisition initially added $210 million to the deposit total.  Compared to June 30, 2006, deposits at the end of the current quarter were down 1%, or $111 million.  The surge in deposits after the late-summer hurricanes of 2005 peaked around the end of the first quarter of 2006, and anticipated reductions became evident mainly over the second half of that year, although some further reduction was noted in the first quarter of 2007.
Table 4 shows the composition of deposits at June 30, 2007, and at the end of the previous four quarters.  Table 7 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the second and first quarters of 2007 and the second quarter of 2006, as well as for the six-month period in each year.

TABLE 4. DEPOSIT COMPOSITION
	2007				2006
(dollars in thousands)	June 30		March 31		December 31		September 30		June 30
Noninterest-bearing
demand deposits	$2,736,966	32%	$2,757,885	32%	$2,947,997	35%	$2,864,705	35%	$3,087,502	36%
Interest-bearing deposits:
NOW account deposits	991,232	12	1,052,278	13	1,099,408	13	996,429	12	1,037,343	12
Money market deposits	1,182,291	14	1,221,330	14	1,185,610	14	1,172,037	14	1,188,350	14
Savings deposits	928,429	11	956,332	11	965,652	11	1,050,219	13	1,171,817	13
Other time deposits	853,364	10	806,044	10	750,165	9	757,424	9	771,140	9
Time deposits
$100,000 and over	1,820,496	21	1,730,366	20	1,484,476	18	1,358,886	17	1,367,509	16
Total interest-bearing	5,775,812	68	5,766,350	68	5,485,311	65	5,334,995	65	5,536,159	64
Total	$8,512,778	100%	$8,524,235	100%	$8,433,308	100%	$8,199,700	100%	$8,623,661	100%

    The post-storm influx of deposits was initially concentrated in noninterest-bearing and certain other lower-cost deposit products, particularly personal savings accounts.  The anticipated reductions to these storm-related deposits as well as some migration to higher-yielding products contributed to a 10%, or $646 million, decrease in lower-cost deposits from June 30, 2006 to the end of 2007’s second quarter.  Lower-cost deposits at June 30, 2007 decreased 6%, or $360 million, from year-end 2006.  This decrease partly reflects seasonal factors affecting year-end deposit totals.  Noninterest-bearing demand deposits comprised 32% of total deposits at June 30, 2007, comparable to pre-storm levels, but down from 36% a year earlier.
    Higher-cost time deposits at June 30, 2007 were up 16%, or $359 million, compared to year-end 2006, and 21%, or $455 million, compared to June 30, 2006, each excluding deposits associated with Signature.  A portion of this growth reflected recent efforts to attract new customers in certain parts of Whitney’s market area where banking relationships were disrupted by mergers of competitors.  Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes.  Whitney has attracted these funds partly as an alternative to other short-term borrowings.  Customers held $698 million of funds in treasury-management deposit products at June 30, 2007, up $212 million from the total held at December 31, 2006 and up $130 million from a year earlier.  Public fund time deposits totaled approximately $240 million at the end of the second quarter of 2007, which was down $13 million from year-end 2006, but up approximately $90 million from June 30, 2006.
    Short-term borrowings at June 30, 2007 were up 19%, or $95 million, from year-end 2006, substantially all related to borrowings through the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.
    In late March 2007, the Bank issued $150 million in 10-year subordinated notes to augment the Bank’s regulatory capital and enhance its capacity for future growth.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.21 billion at June 30, 2007, which was an increase of $96 million from the end of 2006.  The 1.49 million shares issued in the acquisition of Signature in March 2007 were valued at $48 million.  For the first half of 2007, the Company retained $33 million of earnings, net of declared dividends, and recognized $11 million in additional equity from activity in share-based compensation plans for employees and directors, including option exercises.  The Company declared dividends during the first half of 2007 that represented a payout totaling 55% of earnings for the period.  The dividend payout ratio was 49% for the full year in 2006.
The ratios in Table 5 indicate that the Company remained strongly capitalized at June 30, 2007.  Tier 2 and total regulatory capital at June 30, 2007 include $150 million in subordinated notes payable issued by the Bank in the first quarter of 2007.  The increase in risk-weighted assets from the end of 2006 mainly reflected the impact of the Signature acquisition and organic loan growth.  The goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets.  These intangible assets, however, are also deducted in determining regulatory capital and thereby serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 5. RISK-BASED CAPITAL AND CAPITAL RATIOS
	June 30	December 31
(dollars in thousands)	2007	2006
Tier 1 regulatory capital	$909,722	$853,774
Tier 2 regulatory capital	226,244	77,827
Total regulatory capital	$1,135,966	$931,601
Risk-weighted assets	$8,773,269	$8,340,926
Ratios
Leverage (Tier 1 capital to average assets)	8.90%	8.76%
Tier 1 capital to risk-weighted assets	10.37	10.24
Total capital to risk-weighted assets	12.95	11.17
Shareholders’ equity to total assets	11.40	10.93

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

On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above on “Deposits and Borrowings” discusses changes in these liability-funding sources in the first half of 2007.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2007 and 2006.
At June 30, 2007, Whitney Holding Corporation had approximately $47 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases, or other corporate uses, before consideration of any future dividends that may be received from the Bank.

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
In late March 2007, the Bank issued $150 million in subordinated notes payable that mature in ten years and require debt service payments of approximately $9 million per year.  During the first quarter of 2007, the Bank also assumed obligations under Signature’s facility leases totaling approximately $5 million to be paid over terms ranging from three to thirty years, with approximately $2 million due within five years.  Management expects that most of the funds needed to repair or replace banking premises and equipment damaged or destroyed by the storms that struck in the summer of 2005 will be provided by insurance.

OFF-BALANCE SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 6 schedules these commitments as of June 30, 2007 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6. CREDIT-RELATED COMMITMENTS
(in thousands)	Commitments expiring by period from June 30, 2007
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,296,711	$1,579,340	$274,230	$355,195	$87,946
Loan commitments – nonrevolving	506,221	275,494	228,878	1,849	-
Credit card and personal credit lines	552,983	552,983	-	-	-
Standby and other letters of credit	417,003	365,086	34,774	17,143	-
Total	$3,772,918	$2,772,903	$537,882	$374,187	$87,946

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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The net interest income simulations run at June 30, 2007 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2006.  Based on these simulations, annual net interest income (TE) would be expected to increase $21.3 million, or 4.5%, and decrease $21.8 million, or 4.6%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points.  These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and that assumes a stable rate environment and structure.  The comparable simulation run at year-end 2006 produced results that ranged from a positive impact on net interest income (TE) of $21.1 million, or 4.4%, to a negative impact of $22.1 million, or 4.6%.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the second quarter of 2007 decreased $4.4 million, or 4%, compared to the second quarter of 2006.  The net interest margin (TE) was 4.91% for the second quarter of 2007, down 18 basis points from the year-earlier period.  Average earning assets were stable between these periods, although there was a favorable shift in the mix of assets.  Net interest income (TE) for the second quarter of 2007 was up $2.0 million, or 2%, from the first quarter of 2007, with approximately half of this increase related to the additional day in the current period.  Average earning assets increased 4% between these periods, mainly reflecting the Signature acquisition, while the net interest margin declined by 17 basis points, largely as a result of the shift in the funding mix, including an estimated 8 basis points related to the Bank’s subordinated debt issue in late March 2007.  Tables 7 and 8 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets increased 45 basis points from the second quarter of 2006.  The main factors behind this yield improvement were a shift in the asset mix and some rise between these periods in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio, although yields also improved on the largely fixed-rate investment portfolio and the Company’s short-term investments.  Loans, which in Table 7 include loans held for sale, comprised 76% of average earning assets for the second quarter of 2007 compared to 71% in the year-earlier period.  Short-term investments represented 5% of average earning assets in the current year’s second quarter, down from 11% in the year-earlier period.  Whitney had initially placed a significant portion of the funds from the deposit build-up following the 2005 hurricanes in short-term investments, which totaled $1.1 billion on average in the second quarter of 2006, or $617 million higher than in the second quarter of 2007.
The overall cost of funds for the current year’s second quarter increased 63 basis points from the second quarter of 2006 in response to the shift in the funding mix to higher-cost sources as well as continued pressure from competitive market rates. Average deposits in the second quarter of 2007 were down 4%, or $311 million, compared to the second quarter of 2006.  The addition of deposits from acquired operations was more than offset by an anticipated reduction in the post-storm deposit accumulation, which peaked around the end of the first quarter of 2006.  Noninterest-bearing deposits funded approximately 28% of average earning assets in the second quarter of 2007, and the percentage of funding from all noninterest-bearing sources was 33% for the period.  These percentages, while down from 33% and 36%, respectively, in the second quarter of 2006, are comparable to or slightly above pre-storm levels.  Higher-cost interest-bearing funds, which include time deposits and borrowings, funded 34% of average earning assets in 2007’s second quarter, compared to 28% in the year-earlier period, and up somewhat from pre-storm levels.  This reflected a number of factors including the relative attractiveness of rates on these deposit products in response to higher market rates and increased use of the Company’s treasury-management deposit products by commercial customers with excess liquidity.  In addition, $150 million in long-term subordinated debt was issued in late March 2007 to augment the Bank’s regulatory capital and enhance its capacity for future growth.

TABLE 7. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)	Second Quarter 2007			First Quarter 2007			Second Quarter 2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,373,580	$140,496	7.64%	$7,137,474	$134,573	7.64%	$6,819,009	$125,016	7.35%

Mortgage-backed securities	1,196,679	14,001	4.68	1,196,982	13,912	4.65	1,161,298	13,192	4.54
U.S. agency securities	308,160	3,165	4.11	284,272	2,881	4.05	306,941	2,834	3.69
U.S. Treasury securities	24,904	302	4.86	24,851	302	4.93	49,501	350	2.84
Obligations of states and political
subdivisions (TE)	282,931	4,209	5.95	285,979	4,263	5.96	235,639	3,569	6.06
Other securities	36,291	530	5.83	36,534	530	5.80	33,831	480	5.68
Total investment securities	1,848,965	22,207	4.80	1,828,618	21,888	4.79	1,787,210	20,425	4.57
Federal funds sold and
short-term investments	443,139	5,847	5.29	302,810	3,946	5.28	1,059,708	12,313	4.66
Total earning assets	9,665,684	$168,550	6.99%	9,268,902	$160,407	7.00%	9,665,927	$157,754	6.54%
NONEARNING ASSETS
Other assets	970,948			943,386			979,310
Allowance for loan losses	(78,395)			(78,637)			(92,606)
Total assets	$10,558,237			$10,133,651			$10,552,631

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,053,307	$3,133	1.19%	$1,054,403	$2,976	1.14%	$1,103,044	$1,819	.66%
Money market deposits	1,220,806	9,147	3.00	1,197,889	8,552	2.90	1,191,957	5,647	1.90
Savings deposits	940,009	2,251	.96	939,171	2,234	.96	1,207,309	3,088	1.03
Other time deposits	827,822	7,868	3.81	771,233	6,777	3.56	769,823	5,550	2.89
Time deposits $100,000 and over	1,694,156	19,183	4.54	1,534,022	16,722	4.42	1,376,216	13,475	3.93
Total interest-bearing deposits	5,736,100	41,582	2.91	5,496,718	37,261	2.75	5,648,349	29,579	2.10
Short-term borrowings	583,449	5,960	4.10	603,541	6,178	4.15	550,889	5,043	3.67
Long-term debt	168,888	2,564	6.07	38,060	571	6.00	19,713	328	6.66
Total interest-bearing liabilities	6,488,437	$50,106	3.10%	6,138,319	$44,010	2.91%	6,218,951	$34,950	2.25%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	2,743,566			2,725,139			3,142,496
Other liabilities	115,202			125,092			129,968
Shareholders' equity	1,211,032			1,145,101			1,061,216
Total liabilities and
shareholders' equity	$10,558,237			$10,133,651			$10,552,631

Net interest income and margin (TE)		$118,444	4.91%		$116,397	5.08%		$122,804	5.09%
Net earning assets and spread	$3,177,247		3.89%	$3,130,583		4.09%	$3,446,976		4.29%
Interest cost of funding earning assets			2.08%			1.92%			1.45%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $53,274, $53,935, and $63,826, respectively, in the second and first quarters of 2007 and the second quarter of 2006.

TABLE 7. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a),
YIELDS AND RATES (continued)
	Six Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2007			June 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,256,180	$275,069	7.64%	$6,682,854	$238,761	7.20%

Mortgage-backed securities	1,196,830	27,913	4.66	1,130,011	25,376	4.49
U.S. agency securities	296,282	6,046	4.08	300,384	5,349	3.56
U.S. Treasury securities	24,877	604	4.90	49,438	698	2.85
Obligations of states and political
subdivisions (TE)	284,446	8,472	5.96	231,565	7,033	6.07
Other securities	36,412	1,060	5.82	33,177	931	5.61
Total investment securities	1,838,847	44,095	4.80	1,744,575	39,387	4.52
Federal funds sold and
short-term investments	373,362	9,793	5.29	1,031,304	23,105	4.52
Total earning assets	9,468,389	$328,957	7.00%	9,458,733	$301,253	6.41%
NONEARNING ASSETS
Other assets	957,243			991,594
Allowance for loan losses	(78,515)			(91,592)
Total assets	$10,347,117			$10,358,735

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,053,853	$6,109	1.17%	$1,097,260	$3,382	.62%
Money market deposits	1,209,411	17,699	2.95	1,149,999	9,907	1.74
Savings deposits	939,592	4,485	.96	1,195,218	5,994	1.01
Other time deposits	799,683	14,645	3.69	743,715	9,996	2.71
Time deposits $100,000 and over	1,614,532	35,905	4.48	1,314,524	24,572	3.77
Total interest-bearing deposits	5,617,071	78,843	2.83	5,500,716	53,851	1.97
Short-term and other borrowings	593,440	12,138	4.12	532,749	9,274	3.51
Long-term debt	103,835	3,135	6.04	18,486	580	6.28
Total interest-bearing liabilities	6,314,346	$94,116	3.00%	6,051,951	$63,705	2.12%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	2,734,404			3,166,671
Other liabilities	120,118			121,540
Shareholders' equity	1,178,249			1,018,573
Total liabilities and
shareholders' equity	$10,347,117			$10,358,735

Net interest income and margin (TE)		$234,841	4.99%		$237,548	5.06%
Net earning assets and spread	$3,154,043		4.00%	$3,406,782		4.29%
Interest cost of funding earning assets			2.01%			1.36%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $53,603 in 2007 and $64,602 in 2006.

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Second Quarter 2007 Compared to:						Six Month Ended June 30,
	First Quarter 2007			Second Quarter 2006			2007 Compared to 2006
	Due to		Total	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$5,924	$(1)	$5,923	$10,442	$5,038	$15,480	$21,214	$15,094	$36,308

Mortgage-backed securities	(4)	93	89	408	401	809	1,536	1,001	2,537
U.S. agency securities	245	39	284	11	320	331	(74)	771	697
U.S. Treasury securities	1	(1)	-	(225)	177	(48)	(449)	355	(94)
Obligations of states and political
subdivisions (TE)	(47)	(7)	(54)	703	(63)	640	1,577	(138)	1,439
Other securities	(3)	3	-	37	13	50	93	36	129
Total investment securities	192	127	319	934	848	1,782	2,683	2,025	4,708
Federal funds sold and
short-term investments	1,895	6	1,901	(7,952)	1,486	(6,466)	(16,726)	3,414	(13,312)
Total interest income (TE)	8,011	132	8,143	3,424	7,372	10,796	7,171	20,533	27,704

INTEREST EXPENSE
NOW account deposits	(2)	159	157	(86)	1,400	1,314	(139)	2,866	2,727
Money market deposits	200	395	595	141	3,359	3,500	536	7,256	7,792
Savings deposits	6	11	17	(650)	(187)	(837)	(1,232)	(277)	(1,509)
Other time deposits	559	532	1,091	444	1,874	2,318	799	3,850	4,649
Time deposits $100,000 and over	1,949	512	2,461	3,402	2,306	5,708	6,189	5,144	11,333
Total interest-bearing deposits	2,712	1,609	4,321	3,251	8,752	12,003	6,153	18,839	24,992
Short-term borrowings	(157)	(61)	(218)	310	607	917	1,129	1,735	2,864
Long-term debt	1,986	7	1,993	2,267	(31)	2,236	2,578	(23)	2,555
Total interest expense	4,541	1,555	6,096	5,828	9,328	15,156	9,860	20,551	30,411
Change in net interest income (TE)	$3,470	$(1,423)	$2,047	$(2,404)	$(1,956)	$(4,360)	$(2,689)	$(18)	$(2,707)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

For the first six months of 2007, net interest income (TE) decreased 1%, or $2.7 million, compared to the first half of 2006.  Average earning assets were stable between these periods, and the net interest margin compressed by 7 basis points to 4.99% in 2007.  Average loans represented 77% of average earning assets for the period, up from 71% for the year-to-date period in 2006, while short-term investments decreased to 4% in 2007 from 11% in 2006.  The overall yield on earning assets for the first six months of 2007 was up 59 basis points from the year-earlier period.  The overall cost of funds increased 65 basis points between these periods.    Noninterest-bearing sources funded 33% of earning assets on average in the first half of 2007, down from 36% in 2006, while the percentage of earning assets funded by total higher-cost sources increased to 33% in 2007 from 28% in 2006.  Substantially the same factors that affected the mix and rates for earning assets and funding sources in the second quarter of 2007 were evident for the year-to-date period.

PROVISION FOR CREDIT LOSSES
Whitney made no net provision for credit losses in the current period, compared to a $.8 million provision in the second quarter of 2006.  Loan charge-offs, net of recoveries, totaled $2.3 million in 2007’s second quarter, or .13% of average loans on an annualized basis.  This compared to net charge-offs of $12.4 million in the second quarter of 2006, which included the $12.3 million charge-off of one storm-impacted commercial relationship.
For a more detailed discussion of changes in the allowance for loans losses, the reserve for losses on unfunded credit commitments, nonperforming assets and general credit quality, see the earlier section on “Loans, Credit Risk Management, and Allowance and Reserve for Credit Losses.”  The future level of the allowance and reserve and the provisions for credit losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
Noninterest income totaled $24.1 million for the second quarter of 2007, up 13%, or $2.9 million, from the second quarter of 2006.
Deposit service charge income in the second quarter of 2007 increased 9%, or $.6 million in total.  Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.  Some improved pricing was effective in the second quarter of 2007, and Whitney’s ability to generate deposit service charges had been limited in the second quarter of 2006 by the lingering post-storm deposit build-up.
Bank card fees, both credit and debit cards, increased a combined 7%, or $.3 million, in the second quarter of 2007.  The addition of trust business from acquired operations, ongoing customer development efforts and generally favorable financial market conditions helped increase trust service fees by 18%, or $.5 million, compared to the second quarter of 2006.  Fee income from Whitney’s secondary mortgage market operations in the second quarter of 2007 was 8%, or $.1 million, below the level in the year-earlier period, largely reflecting relatively broad weakness in the overall housing market.
The categories comprising other noninterest income increased $1.6 million compared to the second quarter of 2006.  Fees from investment services and insurance brokerage operations grew a combined 9%, or $.2 million, compared to the second quarter of 2006.  In the second quarter of 2007, Whitney recognized net gains on sales of and other revenue from foreclosed assets totaling $1.2 million, an increase of $.9 million from the total recognized in the second quarter of 2006.  The settlement of a pension liability from an acquired entity produced a gain of $.5 million in the second quarter of 2007.
Noninterest income for the first six months of 2007 was 14%, or $5.7 million, higher than in the year-earlier period.  Year-to-date changes in individual income categories from the prior year were for the most part consistent with the quarterly changes discussed above and were driven by substantially the same factors.  Net gains and other revenue from foreclosed assets in the first half of 2007 were up $2.6 million from the total recognized in the comparable period of 2006.

NONINTEREST EXPENSE
Total noninterest expense of $88.7 million in the second quarter of 2007 was 7%, or $5.7 million, higher than the total for the year-earlier period.  Incremental operating costs associated with Signature totaled approximately $1.8 million in the second quarter of 2007, and the amortization of intangibles acquired in this transaction added another $.5 million to expense for the current year’s second quarter.  The second quarter of 2006 included $.4 million for assistance integrating acquired operations into Whitney’s systems, and this was reported with legal and other professional services expense in that period.
Whitney’s personnel expense increased 11%, or $4.8 million in total, in the second quarter of 2007.  Employee compensation was up 14%, or $5.1 million, compared to the second quarter of 2006, while the cost of employee benefits decreased by 3%, or $.3 million.
Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 10%, or $3.3 million, including $.8 million for the Signature staff.  Excluding the impact of acquisitions, the average full-time equivalent staff level was higher by approximately 2% in the second quarter of 2007, mainly reflecting temporary storm-related attrition in the year-earlier period.  Current period compensation was also impacted by salary scale adjustments needed to address post-storm changes in the cost of living in impacted areas and increased competition for limited labor resources.
Compensation expense associated with management incentive programs increased $1.8 million in the second quarter of 2007, mainly related to the cost of share-based incentives.  The share-based awards granted in June 2006 had been increased mainly in recognition of the special employee efforts required in the aftermath of the 2005 hurricanes, and the amortization of the value of these additional awards impacted the comparative expense totals.  The awards approved in July 2007 returned to a level more consistent with pre-storm awards and the value of these awards will reflect the current lower market price of the Company’s common stock.  Share-based compensation expense under the management incentive program for the remainder of 2007 is currently projected to be $1.5 million above the level in 2006.
During the first quarter of 2007, the Company amended its postretirement health and life insurance benefit plans to eliminate the benefits for most employees and freeze benefit levels for remaining participants.  The impact of this amendment reduced quarterly employee benefits expense by $.7 million compared to the second quarter of 2006.  Year-to-date, the reduction was $1.5 million, and plan expense for the remainder of 2007 is expected to be approximately $1.3 million below 2006’s level.
Net occupancy expense increased $1.8 million compared to the second quarter of 2006, with $.3 million associated with acquired operations.  As a result of the catastrophic 2005 storm season, the Company saw the cost of its casualty insurance coverage in the current quarter increase by $.5 million compared to the second quarter of 2006.  Initiatives implemented to reduce Whitney’s exposure to disasters and to make its disaster recovery plans and operating arrangements more resilient added approximately $.2 million of incremental recurring expense to the second quarter of 2007 compared to the second quarter of 2006.  These initiatives had been substantially completed by the end of the first quarter of 2007.  Net occupancy expense in the second quarter of 2007 also reflected a more normal level of maintenance and repair projects compared to the year-earlier period when activity was focused on the remediation of storm damage covered by insurance.
Equipment and data processing expense increased $.7 million, of which approximately $.6 million was associated with the initiatives to improve operational resiliency in the event of a natural disaster, including the accelerated installation of a new and upgraded mainframe computer and related software.  These initiatives also factored into the increase in telecommunications expense between the second quarters of 2006 and 2007.
The expense categories included in other noninterest expense were down $2.1 million on a combined basis compared to the second quarter of 2006.  Whitney expensed disaster-response costs, insurance claim management fees and casualty and operating losses directly related to the 2005 storms totaling $.4 million for the second quarter of 2007 and $1.5 million for the second quarter of 2006.  The decrease in the total of other noninterest expense also reflected a reduction in planned advertising and promotional activities for 2007 compared to 2006 as well as a nonrecurring reduction in expense for the directors’ compensation plan. Signature’s operations added approximately $.3 million to this total for the second quarter of 2007.
For the six-month period in 2007, noninterest expense totaled $175 million.  This was an 8%, or $13.0 million, increase compared to the first half of 2006.  Incremental operating costs associated with acquisitions, including both Signature and First National Bancshares, Inc. that was acquired in April 2006, totaled approximately $4.0 million in the first half of 2007.  The changes in major noninterest expense categories between the first six months of 2006 and 2007 were influenced mainly by the same factors cited in the discussion of quarterly results above.

INCOME TAXES
The Company provided for income tax expense at an effective rate of 33.0% in the second quarters of both 2007 and 2006.  Year-to-date, the rate was 32.5% in 2007 and 32.6% in 2006.  Whitney’s effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 2007	-	-	-	-
May 2007	1,032 (2)	$31.66	-	-
June 2007	110,328 (3)	$30.23	-	-

(1)	No repurchase plans were in effect during the second quarter of 2007.
(2)	Represents shares tendered to the Company as consideration for the exercise price of employee stock options.
(3)
Includes 2,021 shares tendered to the Company as consideration for the exercise price of employee stock options and 108,307 shares tendered as consideration for employee tax obligations arising from the vesting of performance-based restricted stock awards.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

    None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Whitney Holding Corporation’s shareholders was held on April 25, 2007.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended.  There was no solicitation in opposition to the nominees for election to the Company’s Board for Directors as listed in the proxy statement, and all nominees were elected.

The voting results for each nominee for director were as follows:

Nominee	For	Withhold
Richard B. Crowell	56,532,181	1,154,334
Michael L. Lomax	56,343,040	1,343,475
Dean E. Taylor	55,408,505	2,278,010

The Whitney Holding Corporation 2007 Long-Term Compensation Plan was approved as follows:

For	Against	Abstain
33,378,566	14,797,389	366,301

The Whitney Holding Corporation Executive Incentive Compensation Plan was approved as follows:

For	Against	Abstain
44,841,634	3,289,862	410,761

The selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm to audit the books of the Company and its subsidiaries for 2007 was ratified as follows:

For	Against	Abstain
57,395,744	165,734	125,035

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
Thomas L. Callicutt, Jr.
Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

August 9, 2007
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