Form 10-Q
period 2007-09-30
WHITNEY HOLDING CORP
filed 2007-11-09
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 67,702,658 shares of the registrant’s no par value common stock were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
(dollars in thousands)	2007	2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$243,327	$318,165
Federal funds sold and short-term investments	391,437	314,079
Loans held for sale	18,685	26,966
Investment securities
Securities available for sale	1,601,895	1,612,513
Securities held to maturity, fair values of $273,033 and $273,793, respectively	273,201	273,580
Total investment securities	1,875,096	1,886,093
Loans, net of unearned income	7,452,905	7,050,416
Allowance for loan losses	(82,135)	(75,927)
Net loans	7,370,770	6,974,489

Bank premises and equipment	186,256	175,109
Goodwill	331,295	291,876
Other intangible assets	19,247	23,327
Accrued interest receivable	50,334	48,130
Other assets	118,387	127,646
Total assets	$10,604,834	$10,185,880

LIABILITIES
Noninterest-bearing demand deposits	$2,639,020	$2,947,997
Interest-bearing deposits	5,748,215	5,485,311
Total deposits	8,387,235	8,433,308

Short-term borrowings	654,636	499,533
Long-term debt	168,683	17,394
Accrued interest payable	28,924	17,940
Accrued expenses and other liabilities	111,547	104,743
Total liabilities	9,351,025	9,072,918

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 67,662,928 and 66,103,275 shares, respectively	2,800	2,800
Capital surplus	403,666	343,697
Retained earnings	874,954	812,644
Accumulated other comprehensive loss	(27,541)	(41,015)
Treasury stock at cost - 2,463 and 173,211 shares, respectively	(70)	(5,164)
Total shareholders' equity	1,253,809	1,112,962
Total liabilities and shareholders' equity	$10,604,834	$10,185,880
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$141,448	$131,230	$415,877	$369,390
Interest and dividends on investment securities
Taxable securities	19,976	18,536	57,030	50,890
Tax-exempt securities	2,257	2,319	6,834	6,891
Interest on federal funds sold and short-term investments	5,764	7,365	15,557	30,470
Total interest income	169,445	159,450	495,298	457,641
INTEREST EXPENSE
Interest on deposits	43,798	33,196	122,641	87,047
Interest on short-term borrowings	6,363	6,192	18,501	15,466
Interest on long-term debt	2,566	291	5,701	871
Total interest expense	52,727	39,679	146,843	103,384
NET INTEREST INCOME	116,718	119,771	348,455	354,257
PROVISION FOR CREDIT LOSSES	9,000	-	7,000	2,720
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	107,718	119,771	341,455	351,537
NONINTEREST INCOME
Service charges on deposit accounts	7,882	7,337	22,550	20,819
Bank card fees	4,344	3,855	12,178	11,213
Trust service fees	3,244	2,864	9,615	8,159
Secondary mortgage market operations	1,295	1,240	3,707	4,192
Other noninterest income	37,691	6,052	54,552	19,384
Securities transactions	(1)	-	(1)	-
Total noninterest income	54,455	21,348	102,601	63,767
NONINTEREST EXPENSE
Employee compensation	40,582	38,106	119,911	109,089
Employee benefits	8,414	8,832	25,453	26,561
Total personnel	48,996	46,938	145,364	135,650
Net occupancy	8,666	8,162	25,546	21,075
Equipment and data processing	5,710	5,778	17,200	14,976
Telecommunication and postage	3,033	2,580	9,527	7,826
Corporate value and franchise taxes	2,417	2,237	7,176	6,633
Legal and other professional services	2,712	3,601	7,678	7,865
Amortization of intangibles	2,853	2,794	8,735	7,680
Other noninterest expense	13,842	17,140	42,108	49,598
Total noninterest expense	88,229	89,230	263,334	251,303
INCOME BEFORE INCOME TAXES	73,944	51,889	180,722	164,001
INCOME TAX EXPENSE	25,178	16,698	59,912	53,248
NET INCOME	$48,766	$35,191	$120,810	$110,753
EARNINGS PER SHARE
Basic	$.72	$.54	$1.80	$1.72
Diluted	.71	.53	1.78	1.69
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	67,526,329	65,444,539	66,957,065	64,399,751
Diluted	68,237,485	66,591,530	67,896,650	65,589,410
CASH DIVIDENDS PER SHARE	$.29	$.27	$.87	$.81
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
				Accumulated
				Other
(dollars in thousands,	Common	Capital	Retained	Comprehensive	Treasury
except per share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2005	$2,800	$250,174	$738,655	$(21,223)	$(9,363)	$961,043
Comprehensive income:
Net income	-	-	110,753	-	-	110,753
Other comprehensive loss:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	334	-	334
Total comprehensive income	-	-	110,753	334	-	111,087
Cash dividends, $.81 per share	-	-	(52,763)	-	-	(52,763)
Stock issued in business combination	-	75,129	-	-	-	75,129
Stock issued to dividend reinvestment plan	-	204	-	-	1,842	2,046
Long-term incentive plan stock activity:
Performance-based restricted stock & units	-	8,288	-	-	(571)	7,717
Stock options	-	6,063	-	-	458	6,521
Directors' compensation plan stock activity	-	928	-	-	1,403	2,331
Balance at September 30, 2006	$2,800	$340,786	$796,645	$(20,889)	$(6,231)	$1,113,111

Balance at December 31, 2006	$2,800	$343,697	$812,644	$(41,015)	$(5,164)	$1,112,962
Adjustment on adoption of FIN 48 (Note 13)	-	-	721	-	-	721
Adjusted balance at beginning of period	2,800	343,697	813,365	(41,015)	(5,164)	1,113,683
Comprehensive income:
Net income	-	-	120,810	-	-	120,810
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	8,024	-	8,024
Net change in prior service credit and
net actuarial loss on retirement plans,
net of tax (Note 8)	-	-	-	5,450	-	5,450
Total comprehensive income	-	-	120,810	13,474	-	134,284
Cash dividends, $.87 per share	-	-	(59,221)	-	-	(59,221)
Stock issued in business combination	-	48,298	-	-	-	48,298
Stock issued to dividend reinvestment plan	-	877	-	-	1,443	2,320
Long-term incentive plan stock activity:
Performance-based restricted stock & units	-	7,575	-	-	(129)	7,446
Stock options	-	615	-	-	2,365	2,980
Directors' compensation plan stock activity	-	2,604	-	-	1,415	4,019
Balance at September 30, 2007	$2,800	$403,666	$874,954	$(27,541)	$(70)	$1,253,809

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
(dollars in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$120,810	$110,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	13,038	11,288
Amortization of purchased intangibles	8,735	7,680
Share-based compensation earned	10,789	10,027
Premium amortization (discount accretion) on securities, net	744	2,242
Provision for credit losses and losses on foreclosed assets	7,088	2,769
Net gains on asset dispositions, including gain on insurance settlement	(33,257)	(212)
Deferred tax expense (benefit)	9,582	(857)
Net decrease in loans originated and held for sale	8,281	22,448
Net (increase) decrease in interest and other income receivable and prepaid expenses	(5,162)	7,587
Net increase (decrease) in interest payable and accrued income taxes and expenses	18,289	(10,752)
Other, net	(563)	(1,306)
Net cash provided by operating activities	158,374	161,667
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	38,964	45,815
Proceeds from maturities of investment securities available for sale	292,338	224,502
Purchases of investment securities available for sale	(273,992)	(469,143)
Proceeds from maturities of investment securities held to maturity	8,441	8,500
Purchases of investment securities held to maturity	(5,022)	(28,411)
Net increase in loans	(182,048)	(19,270)
Net (increase) decrease in federal funds sold and short-term investments	(78,613)	458,665
Proceeds from sales of foreclosed assets and surplus property	5,736	2,393
Proceeds from insurance settlement	30,801	-
Purchases of bank premises and equipment	(16,595)	(20,926)
Net cash paid in acquisition	(7,503)	(33,992)
Other, net	(625)	9,196
Net cash provided by (used in) investing activities	(188,118)	177,329
FINANCING ACTIVITIES
Net decrease in transaction account and savings account deposits	(538,650)	(768,102)
Net increase in time deposits	273,163	44,514
Net increase in short-term borrowings	129,340	172,620
Proceeds from issuance of long-term debt	149,738	-
Repayment of long-term debt	(4,211)	(11,512)
Proceeds from issuance of common stock	5,532	8,600
Purchases of common stock	(3,272)	(3,165)
Cash dividends	(57,597)	(50,298)
Other, net	863	2,354
Net cash used in financing activities	(45,094)	(604,989)
Decrease in cash and cash equivalents	(74,838)	(265,993)
Cash and cash equivalents at beginning of period	318,165	554,827
Cash and cash equivalents at end of period	$243,327	$288,834

Cash received during the period for:
Interest income	$486,601	$461,477

Cash paid during the period for:
Interest expense	$136,834	$100,571
Income taxes	41,500	63,950

Noncash investing activities:
Foreclosed assets received in settlement of loans	$2,678	$749

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

NOTE 2
MERGERS AND ACQUISITIONS
On March 2, 2007, Whitney completed its acquisition of Signature Financial Holdings, Inc. (Signature), headquartered in St. Petersburg, Florida, the parent of Signature Bank.  Signature Bank operated seven banking centers in the Tampa Bay area and had approximately $270 million in total assets, including $220 million of loans, and $210 million in deposits at acquisition.  The transaction was valued at approximately $61 million, with $13 million paid to Signature’s shareholders in cash and the remainder in Whitney common stock totaling 1.49 million shares.  Applying purchase accounting to this transaction, the Company recorded goodwill of $39 million and a $4 million intangible asset for the estimated value of deposit relationships with a weighted-average life of 2.4 years.  No other material adjustments were required to record Signature’s assets and liabilities at fair value.
In April 2006, Whitney acquired First National Bancshares, Inc. of Bradenton, Florida (Bradenton), the parent of 1st National Bank & Trust, which also operated in the Tampa Bay area and had approximately $380 million in total assets, including a loan portfolio valued at $286 million, and $319 million in deposits at the acquisition date.  Bradenton’s shareholders received 2.16 million shares of Whitney common stock and cash totaling $41 million, for a total transaction value of approximately $116 million.  Intangible assets acquired in this transaction included $88 million of goodwill and $7 million assigned to the value of deposit relationships with a weighted-average life of 2.3 years.

The acquired banking operations have been merged into the Bank.  Whitney’s financial statements include the results from acquired operations since the acquisition dates.

NOTE 3
LOANS
The composition of the Company’s loan portfolio was as follows.

	September 30		December 31
(in thousands)	2007		2006
Commercial, financial and agricultural	$2,837,163	38%	$2,725,531	38%
Real estate – commercial, construction and other	3,345,098	45	3,094,004	44
Real estate – residential mortgage	924,277	12	893,091	13
Individuals	346,367	5	337,790	5
Total	$7,452,905	100%	$7,050,416	100%

NOTE 4
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2007	2006	2007	2006
Allowance at beginning of period	$75,099	$80,715	$75,927	$90,028
Allowance of acquired bank	-	-	2,791	2,908
Provision for credit losses	9,400	(1,500)	7,900	1,500
Loans charged off	(5,119)	(5,263)	(12,698)	(22,406)
Recoveries	2,755	681	8,215	2,603
Net charge-offs	(2,364)	(4,582)	(4,483)	(19,803)
Allowance at end of period	$82,135	$74,633	$82,135	$74,633

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2007	2006	2007	2006
Reserve at beginning of period	$1,400	$300	$1,900	$580
Provision for credit losses	(400)	1,500	(900)	1,220
Reserve at end of period	$1,000	$1,800	$1,000	$1,800

Information on loans evaluated for possible impairment loss follows.

	September 30	December 31
(in thousands)	2007	2006
Impaired loans
Requiring a loss allowance	$59,249	$38,308
Not requiring a loss allowance	17,631	12,950
Total recorded investment in impaired loans	$76,880	$51,258
Impairment loss allowance required	$15,894	$9,773

The following is a summary of nonperforming loans.

	September 30	December 31
(in thousands)	2007	2006
Loans accounted for on a nonaccrual basis	$88,580	$55,992
Restructured loans	-	-
Total nonperforming loans	$88,580	$55,992

NOTE 5
DEPOSITS
The composition of deposits was as follows.

	September 30	December 31
(in thousands)	2007	2006
Noninterest-bearing demand deposits	$2,639,020	$2,947,997
Interest-bearing deposits:
NOW account deposits	1,008,781	1,099,408
Money market deposits	1,235,913	1,185,610
Savings deposits	898,438	965,652
Other time deposits	866,198	750,165
Time deposits $100,000 and over	1,738,885	1,484,476
Total interest-bearing deposits	5,748,215	5,485,311
Total deposits	$8,387,235	$8,433,308

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $634 million at September 30, 2007 and $486 million at December 31, 2006.  Most of these deposits mature on a daily basis.

NOTE 6
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	September 30	December 31
(in thousands)	2007	2006
Other Assets
Net deferred income tax asset	$50,111	$66,914
Low-income housing tax credit fund investments	13,752	15,639
Cash surrender value of life insurance	12,104	9,134
Prepaid expenses	9,745	7,283
Insurance claim receivable	-	5,489
Miscellaneous investments, receivables and other assets	32,675	23,187
Total other assets	$118,387	$127,646
Accrued Expenses and Other Liabilities
Accrued taxes and expenses	$25,582	$21,020
Dividend payable	16,277	14,704
Trade date obligations	4,180	-
Liability for pension benefits	32,204	21,318
Liability for postretirement benefits other than pensions	13,473	27,128
Reserve for losses on unfunded credit commitments	1,000	1,900
Miscellaneous payables, deferred income and other liabilities	18,831	18,673
Total accrued expenses and other liabilities	$111,547	$104,743

NOTE 7
LONG-TERM DEBT
The following is a summary of long-term debt.

	September 30	December 31
(in thousands)	2007	2006
Subordinated notes payable	$149,751	$-
Other long-term debt	18,932	17,394
Total long-term debt	$168,683	$17,394

In late March 2007, the Bank issued $150 million in subordinated notes with an interest rate of 5.875% and a maturity date of April 1, 2017.  These notes qualify as capital for the calculation of the regulatory ratio of total capital to risk-weighted assets, subject to certain limitations as they approach maturity.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2007	2006	2007	2006
Service cost for benefits in period	$2,066	$1,999	$6,215	$5,989
Interest cost on benefit obligation	2,338	2,068	6,907	6,180
Expected return on plan assets	(2,672)	(2,458)	(8,023)	(7,380)
Amortization of:
Net actuarial loss	342	510	848	1,480
Prior service credit	(29)	(29)	(87)	(87)
Transition obligation	-	13	-	39
Net pension expense	$2,045	$2,103	$5,860	$6,221

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), that was effective as of the end of 2006, the gains or losses and prior service costs or credits with respect to a retirement benefit plan that arise in a period but are not immediately recognized as components of net periodic benefit expense are recognized, net of tax, as a component of other comprehensive income.  The amounts included in accumulated other comprehensive income are adjusted as they are recognized as components of net periodic benefit expense in subsequent periods.

Health and Welfare Plans
Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents.  The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.
During the first quarter of 2007, Whitney amended these plans to eliminate postretirement health benefits for all participants other than retirees already receiving benefits and those active participants who would be eligible to receive benefits by December 31, 2007 and to eliminate dental benefits for all participants.  The amendment also froze the Company’s health care benefit subsidy at current levels and eliminated the life insurance benefit for employees who retire after December 31, 2007.  The prior service credit and actuarial gains resulting from this amendment reduced Whitney’s liability for postretirement benefits other than pensions by approximately $14 million and increased other comprehensive income for 2007 by approximately $9 million on an after-tax basis.

Whitney recognized net periodic expense for postretirement benefits of less than $.1 million in the third quarter of 2007 and $.7 million in the third quarter of 2006.  Year-to-date expense through September 30 was $.2 million in 2007 and $2.3 million in 2006.  None of the individual components of the net periodic expense was individually significant for any period.

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
During June 2007, annual share-based compensation awards were made under the directors’ plan as follows.

		Grant Date	Total
	Number	Fair Value	Share-based
(dollars in thousands, except per share data)	Awarded	of Option or Stock	Compensation
Stock grant	8,100	$30.10	$244
Stock options	54,000	6.17	333

Directors’ stock grants are fully vested upon award, and their stock options are immediately exercisable and expire no later than ten years from the grant date.  The exercise price for the directors’ options was set at $30.10, the closing market price for the Company’s stock on the grant date.
In July 2007, annual share-based compensation awards were made under the employee plan as follows.

		Grant Date
		Fair Value	Total
	Number	of Option or	Share-based
(dollars in thousands, except per share data)	Awarded	Stock Unit	Compensation
Performance-based restricted stock units	(a)	(b)	$7,825 (d)
Tenure-based restricted stock units	105,175	$28.76(c)	2,784 (d)
Stock options	185,450	5.73	1,063

(a)Number of shares that potentially could be issued ranges from 349,000 to none.

(b)Fair value of base award of 174,500 units was market price of Whitney common stock on the grant date, or $28.76.  Fair value of potential performance units which do not participate in Whitney dividends during the restriction period was $25.43.

(c) Market price of Whitney common stock on the grant date.
(d) Based on the grant date fair value and number of shares that are ultimately expected to be issued, taking into consideration expected performance factors, if applicable, and forfeitures.

Employees forfeit their restricted stock units if they terminate employment within three years of the award date, although they can retain a prorated number of units in the case of retirement, death, disability and, in limited circumstances, involuntary termination.  During the three-year period, they cannot transfer or otherwise dispose of the units awarded.  The performance-based restricted stock units that ultimately vest will be determined with reference to Whitney’s financial performance over a three-year period in relation to that of a designated peer group.
Employees can first exercise their stock options from the 2007 award three years from the grant date, provided they are still employed.   A prorated number of options can vest and become immediately exercisable upon an employee’s retirement, death or disability within this three-year period.  All employee options expire after ten years, although an earlier expiration applies in the case of retirement, death or disability.  The exercise price for employee options is set at an amount not lower than the opening market price for Whitney’s stock on the grant date.
The Company recognized share-based compensation expense with respect to awards under the employee plan of $3.3 million ($2.2 million after-tax) in the third quarter of 2007 and $3.9 million ($2.5 million after-tax) in the third quarter of 2006.  Share-based compensation expense for the employee plan was $10.8 million ($7.0 million after-tax) for the first nine months of 2007 and $10.0 million ($6.5 million after-tax) for the comparable period in 2006.

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

Insurance Matters Related to Natural Disasters
Two strong hurricanes struck portions of Whitney’s service area in late-summer 2005.  The Bank incurred a variety of costs to operate in disaster response mode, and a number of facilities and their contents were damaged by the storms, including sixteen facilities that required replacement, relocation or major renovation.  Whitney maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption.  During the third quarter of 2007, Whitney reached a final settlement on insurance claims arising from these storms and two others and recognized a gain of $31.3 million.  This gain mainly relates to insured costs to replace or restore banking premises and equipment that are capitalized and that exceed the carrying value of the damaged property.

NOTE 11
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share data)	2007	2006	2007	2006
Numerator:
Net income	$48,766	$35,191	$120,810	$110,753
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$48,766	$35,191	$120,810	$110,753
Denominator:
Weighted-average shares outstanding	67,526,329	65,444,539	66,957,065	64,399,751
Effect of potentially dilutive securities
and contingently issuable shares	711,156	1,146,991	939,585	1,189,659
Denominator for diluted earnings per share	68,237,485	66,591,530	67,896,650	65,589,410
Earnings per share:
Basic	$.72	$.54	$1.80	$1.72
Diluted	.71	.53	1.78	1.69
Antidilutive stock options	1,562,080	238,800	892,962	83,099

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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  A substantial majority of standby letters of credit outstanding at September 30, 2007 have a term of one year or less.

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
A summary of off-balance-sheet financial instruments follows.

	September 30	December 31
(in thousands)	2007	2006
Commitments to extend credit – revolving	$2,357,898	$2,261,861
Commitments to extend credit – nonrevolving	604,032	471,264
Credit card and personal credit lines	553,719	528,276
Standby and other letters of credit	402,903	385,478

NOTE 13
ACCOUNTING PRONOUNCEMENTS
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes on January 1, 2007.  This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on its technical merits.  FIN 48 also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should no longer be recognized as well as various other accounting, presentation and disclosure matters.  The impact of initially adopting this new guidance was immaterial to Whitney’s financial position and results of operations, and the liability for unrecognized tax benefits from uncertain tax positions at September 30, 2007 is insignificant.  Whitney recognizes interest and penalties, if any, related to income tax matters in income tax expense.  The Company and its subsidiaries file a consolidated federal income tax return and various separate company state returns.  With few exceptions, the returns for years before 2004 are not open for examination by federal or state taxing authorities.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to increase consistency and comparability in fair value measurements and provide for expanded disclosures about the development of such measurements and their effect on earnings.  Although the statement does not require any new fair value measurements, its definition of fair value and the framework it establishes for measuring fair value in generally accepted accounting principles will result in some changes from current practice.  The guidance in this statement is effective for Whitney’s 2008 fiscal year.  The Company is in the process of evaluating the potential impact of this statement.
The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in February 2007.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby reducing the earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for Whitney’s 2008 fiscal year.  The Company has decided not to elect early adoption as permitted by the statement.  The impact of implementing this statement cannot be determined until adoption.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	Third Quarter	Second Quarter	Third Quarter	Nine Months ended September 30
(dollars in thousands, except per share data)	2007	2007	2006	2007	2006
QUARTER-END BALANCE SHEET DATA
Total assets	$10,604,834	$10,608,267	$10,098,175	$10,604,834	$10,098,175
Earning assets	9,738,123	9,697,723	9,203,856	9,738,123	9,203,856
Loans	7,452,905	7,368,404	6,852,640	7,452,905	6,852,640
Investment securities	1,875,096	1,910,271	1,980,664	1,875,096	1,980,664
Noninterest-bearing deposits	2,639,020	2,736,966	2,864,705	2,639,020	2,864,705
Total deposits	8,387,235	8,512,778	8,199,700	8,387,235	8,199,700
Shareholders' equity	1,253,809	1,208,940	1,113,111	1,253,809	1,113,111
AVERAGE BALANCE SHEET DATA
Total assets	$10,633,674	$10,558,237	$10,218,601	$10,443,686	$10,311,510
Earning assets	9,746,184	9,665,684	9,320,563	9,562,005	9,412,166
Loans	7,362,491	7,352,171	6,837,875	7,278,450	6,714,722
Investment securities	1,916,927	1,848,965	1,893,125	1,865,161	1,794,635
Noninterest-bearing deposits	2,686,189	2,743,566	2,963,077	2,718,156	3,098,060
Total deposits	8,480,098	8,479,666	8,399,368	8,394,819	8,577,067
Shareholders' equity	1,224,940	1,211,032	1,095,628	1,193,984	1,044,540
INCOME STATEMENT DATA
Interest income	$169,445	$167,002	$159,450	$495,298	$457,641
Interest expense	52,727	50,106	39,679	146,843	103,384
Net interest income	116,718	116,896	119,771	348,455	354,257
Net interest income (TE)	118,245	118,444	121,344	353,086	358,892
Provision for credit losses	9,000	-	-	7,000	2,720
Noninterest income	54,455	24,097	21,348	102,601	63,767
Net securities losses in noninterest income	(1)	-	-	(1)	-
Noninterest expense	88,229	88,661	89,230	263,334	251,303
Net income	48,766	35,052	35,191	120,810	110,753
KEY RATIOS
Return on average assets	1.82%	1.33%	1.37%	1.55%	1.44%
Return on average shareholders' equity	15.79	11.61	12.74	13.53	14.18
Net interest margin (TE)	4.82	4.91	5.17	4.93	5.10
Average loans to average deposits	86.82	86.70	81.41	86.70	78.29
Efficiency ratio	51.09	62.20	62.53	57.79	59.46
Allowance for loan losses to loans	1.10	1.02	1.09	1.10	1.09
Nonperforming assets to loans plus foreclosed
assets and surplus property	1.22	.81	.80	1.22	.80
Annualized net charge-offs to average loans	.13	.13	.27	.08	.39
Average shareholders' equity to average assets	11.52	11.47	10.72	11.43	10.13
Shareholders' equity to total assets	11.82	11.40	11.02	11.82	11.02
Tangible common equity to tangible assets	8.81	8.34	8.12	8.81	8.12
Leverage ratio	9.19	8.90	8.35	9.19	8.35
COMMON SHARE DATA
Earnings Per Share
Basic	$.72	$.52	$.54	$1.80	$1.72
Diluted	.71	.51	.53	1.78	1.69
Dividends
Cash dividends per share	$.29	$.29	$.27	$.87	$.81
Dividend payout ratio	40.70%	56.23%	50.79%	49.02%	47.64%
Book Value Per Share	$18.53	$17.88	$16.90	$18.53	$16.90
Trading Data
High sales price	$30.32	$31.92	$37.00	$33.26	$37.26
Low sales price	23.02	29.69	34.42	23.02	27.27
End-of-period closing price	26.38	30.10	35.77	26.38	35.77
Trading volume	28,674,777	13,035,329	10,339,045	57,966,204	38,469,336
Average Shares Outstanding
Basic	67,526,329	67,238,471	65,444,539	66,957,065	64,399,751
Diluted	68,237,485	68,284,392	66,591,530	67,896,650	65,589,410
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2006 to September 30, 2007 and on their results of operations during the third quarters of 2007 and 2006 and during the nine-month periods through September 30 in each year.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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
The forward-looking statements made in this discussion include, but may not be limited to, (a) expectations about Whitney’s operational resiliency in the event of natural disasters; (b) comments on conditions impacting certain sectors of the loan portfolio; (c) information about changes in the duration of the investment portfolio with changes in market rates; (d) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (e) discussion of the performance of Whitney’s net interest income assuming certain conditions; (f) comments on expected trends or changes in expense levels for share-based compensation and retirement benefits; and (g) comments on expected benefits from cost control programs.
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

●	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
●	changes in laws and regulations that significantly affect the activities of the banking industry and its competitive position relative to other financial service providers;

●	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
●	Whitney’s ability to effectively expand into new markets;
●	the cost and other effects of material contingencies, including litigation contingencies;
●	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;
●	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;
●	the failure to attract or retain key personnel;
●	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions; and
●	management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes.
You are cautioned not to place undue reliance on these forward-looking statements.  Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW

Whitney earned $48.8 million in the quarter ended September 30, 2007, compared with net income of $35.2 million for the third quarter of 2006.  Per share earnings were $.71 per diluted share in 2007’s third quarter, compared to $.53 for the year-earlier period.  For the first nine months of 2007, Whitney earned $121 million, or $1.78 per diluted share, compared with net income of $111 million for the first nine months of 2006, or $1.69 per diluted share.

Insurance Settlement
During the third quarter of 2007, Whitney reached a final settlement on insurance claims primarily arising from the hurricanes that struck portions of its market area in the late summer of 2005.  With this settlement, the Company recognized a gain of $31.3 million ($19.9 million after-tax, or $.29 per diluted share for the quarter.)  This gain mainly relates to insured costs to replace or restore banking premises and equipment that are capitalized and that exceed the carrying value of the damaged property.

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

Loans and Earning Assets
Total loans at the end of the third quarter of 2007 were up 9%, or $600 million, from the end of the third quarter of 2006, with approximately 3%, or $204 million, associated with the operations acquired with Signature.  The main support for the organic loan growth between these periods has come from the economic and market conditions in Texas, Alabama and Whitney’s Louisiana markets outside the metropolitan New Orleans area.  Lending to traditional commercial and industrial relationships provided over half of this organic growth.  Market conditions have restrained the pace of new real estate financing in Florida and contributed to a decrease of approximately $130 million in loans serviced from Florida operations apart from those acquired with Signature.
Loans, including loans held for sale, comprised 76% of average earning assets in the third quarter of 2007 compared to 74% in the year-earlier period.  There was a comparable decrease in the percentage of short-term investments in the earning-asset mix compared to the third quarter of 2006 when the Company’s liquidity was still impacted by the deposit build-up following the 2005 hurricanes.

Deposits and Funding
Total deposits at September 30, 2007 were up 2%, or $188 million, compared to the end of the third quarter of 2006, mainly reflecting the deposits added with the Signature acquisition.  Average deposits in the third quarter of 2007 were up 1%, or $81 million, compared to the third quarter of 2006 and basically stable compared to 2007’s second quarter.
Noninterest-bearing sources funded approximately 32% of earning assets for the third quarter of 2007.  This percentage was down from 35% in the third quarter of 2006, but comparable to pre-storm levels.  Higher-cost interest-bearing funds funded 35% of average earning assets in 2007’s third quarter, compared to 29% in the year-earlier period, and up somewhat from pre-storm levels.  This reflected a number of factors including the relative attractiveness of rates on these deposit products in response to market rates and increased use of Whitney’s treasury-management deposit products by commercial customers with excess liquidity.  In addition, the Bank issued $150 million in subordinated notes in late March 2007 to augment its regulatory capital and enhance its capacity for future growth.

Net Interest Income
Whitney’s net interest income (TE) for the third quarter of 2007 decreased $3.1 million, or 3%, from the third quarter of 2006.  Average earning assets increased 5% between these periods, and there was some favorable shift in the mix of assets.  The net interest margin (TE) was 4.82% for the third quarter of 2007, down 35 basis points from the year-earlier period, including an estimated 8 basis points related to the Bank’s subordinated debt issue in late March 2007.  The overall yield on earning assets increased 11 basis points from the third quarter of 2006, mainly reflecting the shift in asset mix.  The cost of funds increased 46 basis points between these periods, mainly in response to the shift in the funding mix to higher-cost sources.
Net interest income (TE) for the third quarter of 2007 was stable compared to the second quarter of 2007, although an increase of approximately $1.0 million would be indicated based solely on the additional day in the current period.  Average earning assets increased 1% between these periods, while the net interest margin declined by 9 basis points, largely as a result of a shift in the funding mix.

Provision for Credit Losses and Credit Quality
Whitney saw an increase in nonperforming loans and loans criticized through its credit risk-rating process and, based on its established methodology for determining allowances for credit losses, made a $9.0 million provision for credit losses for the third quarter of 2007.  Loan charge-offs, net of recoveries, were .13% of average loans for the third quarter of 2007 and .08% year-to-date in 2007, each on an annualized basis, and the year-to-date provision for credit losses was $7.0 million.

Noninterest Income
Excluding the insurance settlement gain, noninterest income increased 8%, or $1.8 million, from the third quarter of 2006, with improvement noted in all recurring revenue sources.  Deposit service charge income was up 7%, assisted by improved pricing, and increases were also registered for bank card fees, trust service fees, and fees from investment services and insurance operations, mainly reflecting internal growth.
Noninterest income for the third quarter of 2007, exclusive of the insurance settlement gain, was $.9 million lower than in the second quarter of 2007.  Most recurring revenue sources showed improved results between these periods.  Whitney recognized net gains on sales and other revenue from foreclosed assets totaling $.4 million in the third quarter of 2007, which was down $.8 million from the total recognized in the current year’s second quarter.  In addition, the Company had recognized a $.5 million gain in the second quarter of 2007 on the settlement of a pension liability from an acquired entity.

Noninterest Expense
Noninterest expense in the third quarter of 2007 decreased 1%, or $1.0 million, from 2006’s third quarter.  Incremental operating costs associated with Signature totaled approximately $1.7 million in the third quarter of 2007, and the amortization of intangibles acquired in this transaction added another $.5 million to expense for the current year’s third quarter.
Whitney’s personnel expense increased 4%, or $2.1 million, in total, in the third quarter of 2007, including $.9 million for Signature’s operations.  Employee compensation was up 6%, or $2.5 million, while the cost of employee benefits decreased by 5%, or $.4 million, compared to 2006’s third quarter.  The decrease in expense for benefits reflected the impact of the substantial elimination of postretirement health and life insurance benefits in the first quarter of 2007.  The total of all other noninterest expense unrelated to personnel decreased a net $3.1 million, or 7%, compared to the third quarter of 2006.  The prior year period had included a variety of nonrecurring or periodic expenses associated with the Company’s efforts to reduce its disaster-risk posture as well as certain costs and losses directly related to the 2005 storms.
Noninterest expense for the third quarter of 2007 was also down slightly from 2007’s second quarter.  Recent cost control programs that are part of an ongoing strategic review process are reflected in these results and are expected to benefit expense levels in the fourth quarter of 2007.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans increased $402 million, or 6%, from year-end 2006 to the end of 2007’s third quarter, and were up 9%, or $600 million, from the end of the third quarter of 2006.  Whitney acquired a $220 million loan portfolio with Signature in March 2007.  The main support for the organic loan growth between these periods has come from the economic and market conditions in Texas, Alabama and Whitney’s Louisiana markets outside the metropolitan New Orleans area.  At September 30, 2007, loans serviced by Houston-based bankers had grown to over $1 billion.  Market conditions have restrained the pace of new real estate project financing in Florida and contributed to a decrease from the end of 2006’s third quarter of approximately $130 million in loans serviced from Florida operations, apart from those acquired with Signature.  Loans serviced by Florida-based bankers totaled over $1.3 billion at September 30, 2007, with approximately 40% from the panhandle and 60% from the Tampa Bay metropolitan area.
Table 1 shows loan balances by type of loan at September 30, 2007 and at the end of the four prior quarters.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each as well as recent changes.

TABLE 1. LOANS
	2007			2006
(dollars in thousands)	September 30	June 30	March 31	December 31	September 30
Commercial, financial and
agricultural	$2,837,163	$2,825,051	$2,790,633	$2,725,531	$2,591,733
Real estate – commercial,
construction and other	3,345,098	3,259,290	3,199,254	3,094,004	3,053,927
Real estate –
residential mortgage	924,277	935,851	918,323	893,091	874,945
Individuals	346,367	348,212	345,371	337,790	332,035
Total loans	$7,452,905	$7,368,404	$7,253,581	$7,050,416	$6,852,640

The portfolio of commercial loans, other than those secured by real property, increased 4%, or $112 million, between year-end 2006 and September 30, 2007.  This portfolio sector increased 9%, or $245 million, compared to the end of 2006’s third quarter, with only a limited contribution from the Signature acquisition.  Overall, the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation and maritime construction, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services.  The organic growth in market areas outside of metropolitan New Orleans has increased the geographic diversification of customers represented in the commercial portfolio.  Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities.

Loans outstanding to oil and gas industry customers represented approximately 10% of total loans at September 30, 2007, up from approximately 9% at year-end 2006.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years, and loans outstanding to this sector comprised approximately 41% of the oil & gas industry portfolio at September 30, 2007.
Outstanding balances under participations in larger shared-credit loan commitments totaled $387 million at the end of 2007’s third quarter, little changed from the total outstanding at year-end 2006.  The total at September 30, 2007 included approximately $110 million related to the oil and gas industry.  Substantially all such shared credits are with customers operating in Whitney’s market area.
The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used in commercial or industrial operations.  This portfolio sector grew 8%, or $251 million, from December 31, 2006, and has increased 10%, or $291 million, since the end of the third quarter of 2006.  The Signature acquisition initially added approximately $140 million to this portfolio sector.
Project financing is an important component of the activity in this portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  Whitney continues to develop new business in this highly competitive sector throughout its market area, although the pace of new financing has been restrained somewhat by recent weaknesses primarily affecting condominium and single-family residential development, particularly in certain parts of Florida.  Sector growth of nearly 3%, or $86 million, from the end of 2007’s second quarter was concentrated in Louisiana markets outside the New Orleans metropolitan area, mainly involving commercial and industrial facilities.  The future pace of new real estate project financing in Whitney’s market area will reflect the level of confidence by Whitney and its customers in the sustainability of economic conditions favorable to successful project completion.
The residential mortgage loan portfolio increased $31 million from the end of 2006 to September 30, 2007 and was up 6%, or $49 million, from a year earlier.  Growth in this category has mainly come both from acquisitions and from the promotion of tailored home mortgage loan products generally targeted to the private client and higher net worth customer base.  The Bank continues to sell most conventional residential mortgage loan production in the secondary market.  Whitney has no meaningful exposure to “sub-prime” home mortgage loans.

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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
Table 2 provides information on nonperforming loans and other nonperforming assets at September 30, 2007 and at the end of the previous four quarters.  Nonperforming loans are included in the criticized loan total discussed below and encompass substantially all loans separately evaluated for impairment.  Approximately $19 million of the overall $32 million increase in nonperforming loans since June 30, 2007 was from two commercial credits in unrelated industries with limited representation in Whitney’s portfolio.  Another $9 million came from a number of smaller loans for residential development, investment and other residential purposes.  Substantially all of these loans had been included in the Company’s criticized loan total in earlier periods, including those identified through a targeted review of residential credits in the Florida panhandle in light of difficult market conditions in this area.  The two commercial credits mentioned earlier were not from the Florida market.

TABLE 2. NONPERFORMING ASSETS
	2007			2006
	September	June	March	December	September
(dollars in thousands)	30	30	31	31	30
Loans accounted for on a nonaccrual basis	$88,580	$56,787	$53,250	$55,992	$54,277
Restructured loans	-	-	-	-	-
Total nonperforming loans	88,580	56,787	$53,250	$55,992	$54,277
Foreclosed assets and surplus property	2,628	2,662	1,737	800	301
Total nonperforming assets	$91,208	$59,449	$54,987	$56,792	$54,578
Loans 90 days past due still accruing	$2,967	$6,424	$7,299	$7,574	$8,963
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	1.22%	.81%	.76%	.81%	.80%
Allowance for loan losses to
nonperforming loans	93	132	144	136	138
Loans 90 days past due still accruing to loans	.04	.09	.10	.11	.13

Residential lending in the Florida panhandle also produced approximately $11 million of an overall $39 million increase in the total of loans criticized through the internal credit risk classification process, and residential credits from other parts of Whitney’s market area comprised another $20 million of the increase, including a $13 million development loan in Florida with project-specific issues not directly related to overall market conditions.  Criticized loans at the end of 2007’s third quarter included $9 million of loans whose full repayment is in doubt, up from $4 million at June 30, 2007.  Loans identified as having well-defined weaknesses that would likely result in some loss if not corrected increased by a net $21 million during the current quarter, to a total of $182 million at September 30, 2007.  Loans identified as warranting special attention totaled $67 million at the end of the 2007’s third quarter, which was a quarterly increase of $14 million for this least severe classification.
The allowance determined for criticized loans at September 30, 2007 was $6.0 million higher than that determined at June 30, 2007, mainly related to loans separately evaluated for impairment.  Management’s regular quarterly consideration of general economic and other qualitative risk factors added approximately $1.0 million to the level of the allowance from the end of 2007’s second quarter, for a total increase of $7.0 million.

Table 3 compares third quarter and year-to-date activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments with the comparable periods of 2006.  Charge-off activity for the year-to-date period in 2006 included $12.3 million for one storm-impacted commercial relationship.

TABLE 3. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2007	2006	2007	2006
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$75,099	$80,715	$75,927	$90,028
Allowance of acquired bank	-	-	2,791	2,908
Provision for credit losses	9,400	(1,500)	7,900	1,500
Loans charged off:
Commercial, financial and agricultural	(3,247)	(4,776)	(8,143)	(13,941)
Real estate – commercial, construction and other	(542)	-	(1,881)	(6,325)
Real estate – residential mortgage	(719)	(24)	(936)	(419)
Individuals	(611)	(463)	(1,738)	(1,721)
Total charge-offs	(5,119)	(5,263)	(12,698)	(22,406)
Recoveries on loans previously charged off:
Commercial, financial and agricultural	2,302	342	6,864	1,122
Real estate – commercial, construction and other	15	18	148	188
Real estate – residential mortgage	215	54	384	212
Individuals	223	267	819	1,081
Total recoveries	2,755	681	8,215	2,603
Net loans charged off	(2,364)	(4,582)	(4,483)	(19,803)
Allowance at end of period	$82,135	$74,633	$82,135	$74,633
Ratios:
Annualized net charge-offs to average loans	.13%	.27%	.08%	.39%
Annualized gross charge-offs to average loans	.28	.31	.23	.44
Recoveries to gross charge-offs	53.82	12.94	64.70	11.62
Allowance for loan losses to loans at period end	1.10	1.09	1.10	1.09
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$1,400	$300	$1,900	$580
Provision for credit losses	(400)	1,500	(900)	1,220
Reserve at end of period	$1,000	$1,800	$1,000	$1,800

INVESTMENT SECURITIES
The investment securities portfolio balance decreased less than 1% from year-end 2006 to September 30, 2007.  Average investment securities have increased a little over 1% from the third quarter of 2006 to 2007’s third quarter.  The composition of the average portfolio of investment securities and effective yields are shown in Table 7.
The mix of investments in the portfolio did not change significantly during the third quarter of 2007.  The duration of the overall investment portfolio was 2.3 years at September 30, 2007 and would extend to 3.3 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2006, the portfolio’s estimated duration was 2.4 years.
Securities available for sale made up the bulk of the total investment portfolio at September 30, 2007.  Gross unrealized losses on securities available for sale totaled $19.2 million at September 30, 2007 and were mainly related to mortgage-backed securities.  The gross losses represented 1.9% of the total amortized cost of the underlying securities.  Substantially all the unrealized losses at September 30, 2007 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased.  There were no securities in the investment portfolio tied to sub-prime home mortgage loans.  Management identified no value impairment related to credit quality in the portfolio.  In addition, management has the intent and ability to hold these securities until the market-based impairment is recovered; therefore, no value impairment was evaluated as other than temporary.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Deposits at September 30, 2007 were down less than 1%, or $46 million, from the level at year-end 2006.  The Signature acquisition initially added $210 million to the deposit total.  Compared to September 30, 2006, deposits at the end of the current quarter were up 2%, or $188 million.  The surge in deposits after the late-summer hurricanes of 2005 peaked around the end of the first quarter of 2006, and anticipated reductions became evident mainly over the second half of that year, although some further reduction was noted in the first quarter of 2007.
Table 4 shows the composition of deposits at September 30, 2007, and at the end of the previous four quarters.  Table 7 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the third and second quarters of 2007 and the third quarter of 2006, as well as for the nine-month period in each year.

TABLE 4. DEPOSIT COMPOSITION
	2007						2006
(dollars in thousands)	September 30		June 30		March 31		December 31		September 30
Noninterest-bearing
demand deposits	$2,639,020	31%	$2,736,966	32%	$2,757,885	32%	$2,947,997	35%	$2,864,705	35%
Interest-bearing deposits:
NOW account deposits	1,008,781	12	991,232	12	1,052,278	13	1,099,408	13	996,429	12
Money market deposits	1,235,913	15	1,182,291	14	1,221,330	14	1,185,610	14	1,172,037	14
Savings deposits	898,437	11	928,429	11	956,332	11	965,652	11	1,050,219	13
Other time deposits	866,198	10	853,364	10	806,044	10	750,165	9	757,424	9
Time deposits
$100,000 and over	1,738,886	21	1,820,496	21	1,730,366	20	1,484,476	18	1,358,886	17
Total interest-bearing	5,748,215	69	5,775,812	68	5,766,350	68	5,485,311	65	5,334,995	65
Total	$8,387,235	100%	$8,512,778	100%	$8,524,235	100%	$8,433,308	100%	$8,199,700	100%

    The post-storm influx of deposits was initially concentrated in noninterest-bearing and certain other lower-cost deposit products, particularly personal savings accounts.  The anticipated reductions to these storm-related deposits as well as some migration to higher-yielding products contributed to a 5%, or $301 million, decrease in lower-cost deposits from September 30, 2006 to the end of 2007’s third quarter.  Lower-cost deposits at September 30, 2007 were down 7%, or $417 million, from year-end 2006.  This decrease partly reflects seasonal factors affecting the year-end deposit totals.  Noninterest-bearing demand deposits comprised 31% of total deposits at September 30, 2007, comparable to pre-storm levels, but down from 35% a year earlier.
    Higher-cost time deposits at September 30, 2007 were up 17%, or $370 million, compared to year-end 2006, and 23%, or $489 million, compared to September 30, 2006, each including approximately $70 million associated with Signature.  A portion of this growth reflected efforts to attract new customers in certain parts of Whitney’s market area where banking relationships were disrupted by mergers of competitors.  Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes.  Whitney has attracted these funds partly as an alternative to other short-term borrowings.  Customers held $634 million of funds in treasury-management deposit products at September 30, 2007, up $148 million from the total held at December 31, 2006 and up $136 million from a year earlier.  Public fund time deposits totaled approximately $197 million at the end of the third quarter of 2007, which was down $56 million from year-end 2006, but little changed from September 30, 2006.
    Short-term borrowings at September 30, 2007 were up 31%, or $155 million, from year-end 2006, substantially all related to borrowings through the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.
    In late March 2007, the Bank issued $150 million in ten-year subordinated notes to augment the Bank’s regulatory capital and enhance its capacity for future growth.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.25 billion at September 30, 2007, which was an increase of $141 million from the end of 2006.  The 1.49 million shares issued in the acquisition of Signature in March 2007 were valued at $48 million.  For the first nine months of 2007, the Company retained $62 million of earnings, net of declared dividends, and recognized $14 million in additional equity from activity in share-based compensation plans for employees and directors, including option exercises.  Other comprehensive income for the first nine months of 2007 totaled $13 million, including an $8 million unrealized holding gain on securities available for sale.  The Company declared dividends during the first nine months of 2007 that represented a payout totaling 49% of earnings for the period.  The dividend payout ratio was also 49% for the full year in 2006.
The ratios in Table 5 indicate that the Company remained strongly capitalized at September 30, 2007.  Tier 2 and total regulatory capital at September 30, 2007 include $150 million in subordinated notes payable issued by the Bank in the first quarter of 2007.  The increase in risk-weighted assets from the end of 2006 mainly reflected the impact of the Signature acquisition and organic loan growth.  The goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets.  These intangible assets, however, are also deducted in determining regulatory capital and thereby serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 5. RISK-BASED CAPITAL AND CAPITAL RATIOS
	September 30	December 31
(dollars in thousands)	2007	2006
Tier 1 regulatory capital	$945,808	$853,774
Tier 2 regulatory capital	232,886	77,827
Total regulatory capital	$1,178,694	$931,601
Risk-weighted assets	$8,890,242	$8,340,926
Ratios
Leverage (Tier 1 capital to average assets)	9.19%	8.76%
Tier 1 capital to risk-weighted assets	10.64	10.24
Total capital to risk-weighted assets	13.26	11.17
Shareholders’ equity to total assets	11.82	10.93

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
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in the first nine months of 2007.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2007 and 2006.
At September 30, 2007, Whitney Holding Corporation had approximately $113 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases, or other corporate uses, before consideration of any future dividends that may be received from the Bank.

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

OFF-BALANCE SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 6 schedules these commitments as of September 30, 2007 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 6. CREDIT-RELATED COMMITMENTS
(in thousands)	Commitments expiring by period from September 30, 2007
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,357,898	$1,707,599	$238,659	$372,692	$38,948
Loan commitments – nonrevolving	604,032	326,734	275,799	1,499	-
Credit card and personal credit lines	553,719	553,719	-	-	-
Standby and other letters of credit	402,903	326,529	38,600	37,774	-
Total	$3,918,552	$2,914,581	$553,058	$411,965	$38,948

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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The net interest income simulations run at September 30, 2007 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2006.  Based on these simulations, annual net interest income (TE) would be expected to increase $23.2 million, or 4.9%, and decrease $24.6 million, or 5.1%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points.  These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and that assumes a stable rate environment and structure.  The comparable simulation run at year-end 2006 produced results that ranged from a positive impact on net interest income (TE) of $21.1 million, or 4.4%, to a negative impact of $22.1 million, or 4.6%.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the third quarter of 2007 decreased $3.1 million, or 3%, from the third quarter of 2006.  Average earning assets increased 5%, or $426 million, between these periods, and there was some favorable shift in the mix of assets.  The net interest margin (TE) was 4.82% for the third quarter of 2007, down 35 basis points from the year-earlier period, including an estimated 8 basis points related to the Bank’s subordinated debt issue in late March 2007.  Net interest income (TE) for the third quarter of 2007 was stable compared to the second quarter of 2007, although an increase of approximately $1.0 million would be indicated based solely on the additional day in the current period.  Average earning assets increased 1% between these periods, while the net interest margin declined by 9 basis points.  The easing of market interest rates toward the end of the third quarter of 2007 had only a limited impact on the results for this period.  Tables 7 and 8 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets increased 11 basis points from the third quarter of 2006, mainly reflecting the shift in the asset mix, although yields improved on the largely fixed-rate investment portfolio.  Loans, which in Table 7 include loans held for sale, comprised 76% of average earning assets for the third quarter of 2007 compared to 74% in the year-earlier period.  There was a comparable decrease in the percentage of short-term investments in the earning-asset mix compared to the third quarter of 2006 when the Company’s liquidity position was still impacted by the deposit build-up following the 2005 hurricanes.
The overall cost of funds for the current year’s third quarter increased 46 basis points from the third quarter of 2006, mainly in response to the shift in the funding mix toward higher-cost sources coupled with continued pressure from competitive market rates.  Average deposits in the third quarter of 2007 were up 1%, or $81 million, compared to the third quarter of 2006.  Average noninterest-bearing deposits funded approximately 28% of average earning assets in the third quarter of 2007, and the percentage of funding from all noninterest-bearing sources was 32% for the period.  These percentages, while down from 32% and 35%, respectively, in the third quarter of 2006, are comparable to pre-storm levels.  Higher-cost interest-bearing funds, which include time deposits and borrowings, funded 35% of average earning assets in 2007’s third quarter, compared to 29% in the year-earlier period, and up somewhat from pre-storm levels.  This reflected a number of factors including the relative attractiveness of rates on these deposit products in response to market rates and increased use of the Company’s treasury-management deposit products by commercial customers with excess liquidity.  In addition, $150 million in long-term subordinated debt was issued in late March 2007 to augment the Bank’s regulatory capital and enhance its capacity for future growth.

TABLE 7. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)	Third Quarter 2007			Second Quarter 2007			Third Quarter 2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,384,032	$141,760	7.62%	$7,373,580	$140,496	7.64%	$6,859,672	$131,553	7.61%
Mortgage-backed securities	1,246,234	14,970	4.80	1,196,679	14,001	4.68	1,226,754	14,250	4.65
U.S. agency securities	328,917	3,436	4.18	308,160	3,165	4.11	333,870	3,182	3.81
U.S. Treasury securities	24,973	307	4.88	24,904	302	4.86	41,333	301	2.89
Obligations of states and political
subdivisions (TE)	281,615	4,188	5.95	282,931	4,209	5.95	255,812	3,865	6.04
Other securities	35,188	547	6.22	36,291	530	5.83	35,356	507	5.74
Total investment securities	1,916,927	23,448	4.89	1,848,965	22,207	4.80	1,893,125	22,105	4.67
Federal funds sold and
short-term investments	445,225	5,764	5.14	443,139	5,847	5.29	567,766	7,365	5.15
Total earning assets	9,746,184	$170,972	6.97%	9,665,684	$168,550	6.99%	9,320,563	$161,023	6.86%
NONEARNING ASSETS
Other assets	964,076			970,948			979,218
Allowance for loan losses	(76,586)			(78,395)			(81,180)
Total assets	$10,633,674			$10,558,237			$10,218,601

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,000,496	$3,034	1.20%	$1,053,307	$3,133	1.19%	$1,035,996	$2,311	.88%
Money market deposits	1,238,855	9,411	3.01	1,220,806	9,147	3.00	1,190,108	8,020	2.67
Savings deposits	910,828	2,321	1.01	940,009	2,251	.96	1,107,258	2,884	1.03
Other time deposits	863,651	8,589	3.95	827,822	7,868	3.81	759,924	5,955	3.11
Time deposits $100,000 and over	1,780,079	20,443	4.56	1,694,156	19,183	4.54	1,343,005	14,026	4.14
Total interest-bearing deposits	5,793,909	43,798	3.00	5,736,100	41,582	2.91	5,436,291	33,196	2.42
Short-term borrowings	631,189	6,363	4.00	583,449	5,960	4.10	581,205	6,192	4.23
Long-term debt	168,754	2,566	6.08	168,888	2,564	6.07	17,625	291	6.60
Total interest-bearing liabilities	6,593,852	$52,727	3.17%	6,488,437	$50,106	3.10%	6,035,121	$39,679	2.61%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	2,686,189			2,743,566			2,963,077
Other liabilities	128,693			115,202			124,775
Shareholders' equity	1,224,940			1,211,032			1,095,628
Total liabilities and
shareholders' equity	$10,633,674			$10,558,237			$10,218,601

Net interest income and margin (TE)		$118,245	4.82%		$118,444	4.91%		$121,344	5.17%
Net earning assets and spread	$3,152,332		3.80%	$3,177,247		3.89%	$3,285,442		4.25%
Interest cost of funding earning assets			2.15%			2.08%			1.69%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $62,598, $53,274, and $53,754, respectively, in the third and second quarters of 2007 and the third quarter of 2006.

TABLE 7. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a)
AND INTEREST YIELDS AND RATES (continued)
	Nine Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2007			September 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,299,265	$416,829	7.63%	$6,742,438	$370,314	7.34%
Mortgage-backed securities	1,213,479	42,883	4.71	1,162,613	39,626	4.54
U.S. agency securities	307,280	9,482	4.11	311,669	8,531	3.65
U.S. Treasury securities	24,910	911	4.89	46,706	999	2.86
Obligations of states and political
subdivisions (TE)	283,492	12,660	5.95	239,736	10,898	6.06
Other securities	36,000	1,607	5.95	33,911	1,438	5.65
Total investment securities	1,865,161	67,543	4.83	1,794,635	61,492	4.57
Federal funds sold and
short-term investments	397,579	15,557	5.23	875,093	30,470	4.66
Total earning assets	9,562,005	$499,929	6.99%	9,412,166	$462,276	6.56%
NONEARNING ASSETS
Other assets	959,546			987,428
Allowance for loan losses	(77,865)			(88,084)
Total assets	$10,443,686			$10,311,510

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,035,871	$9,143	1.18%	$1,076,615	$5,693	.71%
Money market deposits	1,219,333	27,110	2.97	1,163,515	17,927	2.06
Savings deposits	929,899	6,806	.98	1,165,577	8,878	1.02
Other time deposits	821,240	23,234	3.78	749,178	15,951	2.85
Time deposits $100,000 and over	1,670,320	56,348	4.51	1,324,122	38,598	3.90
Total interest-bearing deposits	5,676,663	122,641	2.89	5,479,007	87,047	2.12
Short-term and other borrowings	606,161	18,501	4.08	549,079	15,466	3.77
Long-term debt	125,713	5,701	6.05	18,196	871	6.38
Total interest-bearing liabilities	6,408,537	$146,843	3.06%	6,046,282	$103,384	2.29%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	2,718,156			3,098,060
Other liabilities	123,009			122,628
Shareholders' equity	1,193,984			1,044,540
Total liabilities and
shareholders' equity	$10,443,686			$10,311,510

Net interest income and margin (TE)		$353,086	4.93%		$358,892	5.10%
Net earning assets and spread	$3,153,468		3.93%	$3,365,884		4.27%
Interest cost of funding earning assets			2.06%			1.46%

(a)	Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes loans held for sale.
(c)	Average balance includes nonaccruing loans of $56,634 in 2007 and $60,946 2006.

TABLE 8. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Third Quarter 2007 Compared to:						Nine Months Ended September 30,
	Second Quarter 2007			Third Quarter 2006			2007 Compared to 2006
	Due to		Total	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$685	$579	$1,264	$10,047	$160	$10,207	$31,403	$15,112	$46,515
Mortgage-backed securities	589	380	969	229	491	720	1,768	1,489	3,257
U.S. agency securities	216	55	271	(48)	302	254	(122)	1,073	951
U.S. Treasury securities	3	2	5	(147)	153	6	(597)	509	(88)
Obligations of states and political
subdivisions (TE)	(20)	(1)	(21)	384	(61)	323	1,957	(195)	1,762
Other securities	(17)	34	17	(2)	42	40	91	78	169
Total investment securities	771	470	1,241	416	927	1,343	3,097	2,954	6,051
Federal funds sold and
short-term investments	36	(119)	(83)	(1,586)	(15)	(1,601)	(18,304)	3,391	(14,913)
Total interest income (TE)	1,492	930	2,422	8,877	1,072	9,949	16,196	21,457	37,653

INTEREST EXPENSE
NOW account deposits	(130)	31	(99)	(80)	803	723	(223)	3,673	3,450
Money market deposits	221	43	264	339	1,052	1,391	897	8,286	9,183
Savings deposits	(62)	132	70	(502)	(61)	(563)	(1,736)	(336)	(2,072)
Other time deposits	399	322	721	886	1,748	2,634	1,648	5,635	7,283
Time deposits $100,000 and over	1,185	75	1,260	4,913	1,504	6,417	11,083	6,667	17,750
Total interest-bearing deposits	1,613	603	2,216	5,556	5,046	10,602	11,669	23,925	35,594
Short-term borrowings	532	(129)	403	510	(339)	171	1,682	1,353	3,035
Long-term debt	(2)	4	2	2,300	(25)	2,275	4,878	(48)	4,830
Total interest expense	2,143	478	2,621	8,366	4,682	13,048	18,229	25,230	43,459
Change in net interest income (TE)	$(651)	$452	$(199)	$511	$(3,610)	$(3,099)	$(2,033)	$(3,773)	$(5,806)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

For the first nine months of 2007, net interest income (TE) decreased 2%, or $5.8 million, compared to the same period in 2006.  Average earning assets grew 2% between these periods, while the net interest margin compressed by 17 basis points to 4.93% in 2007.  Average loans represented 76% of average earning assets for the period, up from 72% for the year-to-date period in 2006, while short-term investments decreased to 4% in 2007 from 9% in 2006.  The overall yield on earning assets for the first nine months of 2007 was up 43 basis points from the year-earlier period.  The overall cost of funds increased 60 basis points between these periods.    Noninterest-bearing sources funded 33% of earning assets on average in the first nine months of 2007, down from 36% in 2006, while the percentage of earning assets funded by total higher-cost sources increased to 34% in 2007 from 28% in 2006.  Substantially the same factors that affected the mix and rates for earning assets and funding sources in the third quarter of 2007 were evident for the year-to-date period.

PROVISION FOR CREDIT LOSSES
Whitney saw an increase in nonperforming loans and in loans criticized through its credit risk-rating process and, based on its established methodology for determining allowances for credit losses, made a $9.0 million provision for credit losses for the third quarter of 2007.  Loan charge-offs, net of recoveries, were $2.4 million for the third quarter of 2007, or .13% of average loans on annualized basis.  Year-to-date net charge-offs in 2007 totaled $4.5 million, or .08% of average loans, and the year-to-date provision for credit losses was $7.0 million.  In 2006, there was no net provision for credit losses in the third quarter and a $2.7 million provision for the year-to-date period.
For a more detailed discussion of changes in the allowance for loans losses, the reserve for losses on unfunded credit commitments, nonperforming assets and general credit quality, see the earlier section entitled “Loans, Credit Risk Management, and Allowance and Reserve for Credit Losses.”  The future level of the allowance and reserve and the provisions for credit losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
Noninterest income totaled $54.5 million for the third quarter of 2007, including the $31.3 million gain recognized on the final settlement of insurance claims that had arisen primarily from the 2005 hurricanes.  Excluding this gain, noninterest income for the quarter was up 8%, or $1.8 million, from the third quarter of 2006, with improvement noted in all recurring revenue sources.
Deposit service charge income in the third quarter of 2007 increased 7%, or $.5 million in total, assisted by improved pricing.  Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Bank card fees, both credit and debit cards, increased a combined 13%, or $.5 million, compared to the third quarter of 2006 on higher transaction volumes.  Customer development efforts and generally favorable financial market conditions helped increase trust service fees by 13%, or $.4 million, for the third quarter of 2007.  The categories comprising other noninterest income, excluding the insurance settlement gain, were up $.3 million in total compared to the third quarter of 2006, mainly related to fees from investment services and insurance brokerage operations.  In the third quarter of 2007, Whitney recognized net gains on sales of and other revenue from foreclosed assets totaling $.4 million, an increase of $.2 million from the total recognized in the third quarter of 2006.
Noninterest income for the third quarter of 2007, exclusive of the insurance settlement gain, was $.9 million lower than in the second quarter of 2007.  Most recurring revenue sources showed improved results between these periods.  The $.4 million in net gains on sales and other revenue from foreclosed assets recognized in the third quarter of 2007 was down $.8 million from the total recognized in the current year’s second quarter.  In addition, the Company had recognized a $.5 million gain in the second quarter of 2007 on the settlement of a pension liability from an acquired entity.
For the first nine months of 2007, noninterest income, excluding the insurance settlement gain, was 12%, or $7.5 million, higher than the comparable period in 2006.  Year-to-date changes in individual income categories from the prior year were, for the most part, consistent with the quarterly changes discussed above and were driven by substantially the same factors.  The decline in fee income from Whitney’s secondary mortgage market operations largely reflected relatively broad weakness in the overall housing market.  Whitney recognized net gains and other revenue from foreclosed assets totaling $4.6 million in the first nine months of 2007, an increase of $2.8 million from the total recognized in the comparable period of 2006.

NONINTEREST EXPENSE
Total noninterest expense of $88.2 million in the third quarter of 2007 was 1%, or $1.0 million, less than the total for the year-earlier period.  Incremental operating costs associated with Signature totaled approximately $1.7 million in the third quarter of 2007, and the amortization of intangibles acquired in this transaction added another $.5 million to expense for the current year’s third quarter.
Whitney’s personnel expense increased 4%, or $2.1 million in total, in the third quarter of 2007.  Employee compensation was up 6%, or $2.5 million, compared to the third quarter of 2006, while the cost of employee benefits decreased by 5%, or $.4 million.
Base pay and compensation earned under sales-based and other employee incentive programs increased a combined 9%, or $2.9 million, in the third quarter of 2007, including $.9 million for the Signature staff.  Excluding the impact of acquisitions, the average full-time equivalent staff level declined slightly between these periods, as staff additions to fill openings caused by storm-related attrition were offset by reductions identified as part of the recent cost control programs.  Current period compensation was negatively impacted by salary scale adjustments needed to address post-storm changes in the cost of living in impacted areas and increased competition for limited labor resources.

Compensation expense associated with management incentive programs decreased $.4 million in the third quarter of 2007, mainly related to the cost of share-based incentives compared to the same period in 2006.  The share-based awards granted in June 2006 had been increased mainly in recognition of the special employee efforts required in the aftermath of the 2005 hurricanes.  The awards approved in July 2007 returned to a level more consistent with pre-storm awards and the value of these awards reflected the current lower market price of the Company’s common stock.  Share-based compensation expense under the management incentive program for the fourth quarter of 2007 is currently projected to be $1.2 million above the level in the fourth quarter of 2006, mainly reflecting revised performance factor estimates in the earlier period.
Early in 2007, the Company amended its postretirement health and life insurance benefit plans to eliminate the benefits for most employees and freeze benefit levels for remaining participants.  The impact of this amendment reduced quarterly employee benefits expense in the third quarter of 2007 by $.6 million compared to the year-earlier period.  Year-to-date, the reduction was $2.1 million, and plan expense for the fourth quarter of 2007 is expected to be $.6 million below 2006’s level.
Net occupancy expense increased 6%, or $.5 million, compared to the third quarter of 2006, with $.3 million associated with acquired operations.  Initiatives implemented to reduce Whitney’s exposure to disasters and to make its disaster recovery plans and operating arrangements more resilient added approximately $.2 million of recurring expense to the third quarter of 2007 compared to the third quarter of 2006.  These initiatives had been substantially completed by the end of the first quarter of 2007.
Equipment and data processing expense decreased 1%, or $.1 million, in the third quarter of 2007 compared to the year-earlier period.  Although the initiatives to reduce Whitney’s disaster-risk posture added recurring costs to this expense category for the current year’s third quarter, the total for the third quarter of 2006 had included some one-time or periodic costs associated with these initiatives.  These initiatives also factored into the increase in telecommunications expense between the third quarters of 2006 and 2007 as well as into the decrease in professional services expense between these periods.
The expense categories included in other noninterest expense were down $3.3 million on a combined basis compared to the third quarter of 2006.  The prior year’s quarter included $1.5 million for contingency housing contracts, $.9 million of costs and casualty and operating losses directly related to the 2005 storms, and a $.5 million contribution to a disaster-relief fund for the Company’s employees.  The decrease in the total of other noninterest expense also reflected a reduction in planned advertising and promotional activities for 2007 compared to 2006. Signature’s operations added approximately $.4 million to this total for the third quarter of 2007.
Noninterest expense for the third quarter of 2007 was also down slightly from 2007’s second quarter.  The recent cost control programs that are part of an ongoing strategic review process are reflected in these results and are expected to benefit expense levels in the fourth quarter of 2007.

For the nine-month period in 2007, noninterest expense totaled $263 million.  This was a 5%, or $12.0 million, increase compared to the first nine months of 2006.  Incremental operating costs and amortization of intangibles associated with acquisitions, including both Signature and First National Bancshares, Inc. that was acquired in April 2006, totaled approximately $6.9 million in the first nine months of 2007.  The changes in major noninterest expense categories between the first nine months of 2006 and 2007 were influenced mainly by the same factors cited in the discussion of quarterly results above, although the impact of the disaster-risk initiatives and other costs directly related to the 2005 storms was generally more pronounced, whether favorably or unfavorably, for the year-to-date comparisons.

INCOME TAXES
The Company provided for income tax expense at an effective rate of 34.0% in the third quarter of 2007 compared to 32.2% in the third quarter of 2006.  Year-to-date, the rate was 33.2% in 2007 and 32.5% in 2006.  Whitney’s effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects.  Because of the sharp increase in pre-tax income in the third quarter of 2007, mainly related to the gain on the insurance settlement, tax-exempt interest and tax credits have had a smaller impact on the effective rate for the current year’s quarterly and year-to-date periods.

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
Thomas L. Callicutt, Jr.
Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

November 9, 2007
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

39