Form 10-K
period 2007-12-31
WHITNEY HOLDING CORP
filed 2008-02-29
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007	Commission file number 0-1026

WHITNEY HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
Louisiana	72-6017893
(State of incorporation)	(I.R.S. Employer Identification No.)

228 St. Charles Avenue	(504) 586-7272
New Orleans, Louisiana 70130	(Registrant’s telephone number
(Address of principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, no par value	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer _	Non-accelerated filer _	Smaller reporting company _

Indicate by check mark if the resgistrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No X

As of December 31, 2007, the aggregate market value of the registrant’s common stock (all shares are voting shares) held by nonaffiliates was approximately $1.88 billion (based on the closing price of the stock on June 30, 2007).

At February 28, 2008, 64,753,309 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain specifically identified parts of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

WHITNEY HOLDING CORPORATION

TABLE OF CONTENTS
Page

PART IV
Item 15:	Exhibits and Financial Statement Schedules	85

Signatures		89

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

    During 2007, Whitney completed its acquisition of Signature Financial Holdings, Inc. (Signature), headquartered in St. Petersburg, Florida, the parent of Signature Bank.  Signature Bank operated seven banking centers in the Tampa Bay metropolitan area.  Since early 1994, Whitney has acquired 20 separate banking operations involving over $3.7 billion of assets, with the more recent strategic focus on banks in faster-growing markets such as those in certain parts of Florida and Texas.  The Company will continue to seek opportunities to leverage its current operations through acquisitions that expand existing market share or provide it access to new parts of its market area with attractive deposit bases and economic fundamentals.

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

    The Bank provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees.  The Bank also provides trust and investment management services to retirement plans, corporations and individuals and, together with its subsidiary, Whitney Securities, L.L.C., offers investment brokerage services and annuity products.  Southern Coastal Insurance Agency, Inc., another Bank subsidiary, currently offers personal and business lines of insurance to customers mainly in northwest Florida.

    The Company also owns Whitney Community Development Corporation (WCDC).  WCDC was formed to provide financial support to corporations or projects that promote community welfare in areas with mainly low or moderate incomes.  WCDC’s main activity has been to provide financing for the development of affordable housing.

THE BANK

    All material funds of the Company are invested in the Bank.  The Bank has a large number of customer relationships that have been developed over a period of many years.  The loss of any single customer or a few customers would not have a material adverse effect on the Bank or the Company.  The Bank has customers in a number of foreign countries, however, the revenue derived from these foreign customers is not a material portion of its overall revenues.

COMPETITION

     There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Company and the Bank.  Within its market, the Bank competes directly with major banking institutions of comparable or larger size and resources, as well as with various other smaller banking organizations.  The Bank also has numerous local and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and mutual fund companies.  Entities that deliver financial services and access to financial products and transactions exclusively through the Internet are another source of competition.  Technological advances have allowed the Bank and other financial institutions to provide electronic and Internet-based services that enhance the value of traditional financial products.  Continued consolidation within the financial services industry will most likely change the nature and intensity of competition that Whitney faces, but can also create opportunities for Whitney to demonstrate and exploit competitive advantages.

    The participants in the financial services industry are subject to varying degrees of regulation and governmental supervision.  The following section summarizes certain important aspects of the supervision and regulation of banks and bank holding companies.  Some of Whitney’s competitors that are not banks or bank holding companies may be subject to less regulation than the Company and the Bank, and this may give them a competitive advantage.  The current system of laws and regulations can change over time and this would influence the competitive positions of the participants in the financial services industry.  We cannot predict whether these changes will be favorable or unfavorable to the Company and the Bank.

SUPERVISION AND REGULATION

    The Company and the Bank are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations.  This supervision and regulation is primarily designed to protect depositors and the Bank, and not the Company or its shareholders.  The following summarizes certain of the more important statutory and regulatory provisions.

Supervisory Authorities
    Whitney is a bank holding company, registered with and regulated by the Federal Reserve Board (FRB).  The Bank is a national bank and, as such, is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC) and secondarily by the Federal Deposit Insurance Corporation (FDIC).  Ongoing supervision is provided through regular examinations by the OCC and FRB and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations.  As a result, the scope of routine examinations of the Company and the Bank is rather extensive.  To facilitate supervision, the Company and the Bank are required to file periodic reports with the regulatory agencies, and much of this information is made available to the public by the agencies.

Capital
    The FRB and the OCC require that the Company and the Bank meet certain minimum ratios of capital to assets in order to conduct their activities.  Two measures of regulatory capital are used in calculating these ratios – Tier 1 Capital and Total Capital.  Tier 1 Capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total Capital generally consists of Tier 1 Capital plus the allowance for loan losses, preferred stock that did not qualify as Tier 1 Capital, certain types of subordinated debt and a limited amount of other items.

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

    To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or more.  If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens.  For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result.  Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and must submit a capital restoration plan that is guaranteed by the institution’s parent holding company.  Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.  Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

    The capital ratios for both the Company and the Bank exceed the required minimums, and the capital ratios for the Bank make it eligible for classification as “well-capitalized” under current regulatory criteria.

    The federal bank regulatory authorities recently adopted risk-based capital rules known as “Basel II” which impose complex requirements on the largest U.S. banking organizations with more than $250 billion in assets or more than $10 billion in foreign exposures.  Regulators have also proposed “Basel 1A” whose goal is to make the capital rules to which the Company and the Bank are subject more risk sensitive, without creating a system that is too complex and expensive.  An adoption or effective date for Basel 1A rules is uncertain at this time.

FDICIA and Prompt Corrective Action
    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established a “prompt corrective action” program in which every depository institution is placed in one of five regulatory categories, depending primarily on its regulatory capital levels.  The FDIC and the other federal banking regulators are permitted to take increasingly harsh action as a bank’s capital position or financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital, such as when the regulatory agency finds that the institution is engaging in an unsafe or unsound practice.

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

Under the Gramm-Leach-Bliley Act (GLB Act), adopted in 1999, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become financial holding companies.  As financial holding companies, they and their subsidiaries are permitted to acquire or engage in certain activities that were not previously permitted for bank holding companies.  These activities include insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the FRB determines to be financial in nature or complementary to these activities.  Whitney has not elected to become a financial holding company, but may elect to do so in the future.  The GLB Act also permits well-capitalized and well-managed banks to establish financial subsidiaries that may engage in activities not previously permitted for banks.  The Bank has established two financial subsidiaries for insurance agency activities.

Support of Subsidiary Banks by Holding Companies
    Under current FRB policy, Whitney is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank in circumstances where it might not do so absent such a policy.  In addition, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to depositors and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.

Limitations on Acquisitions of Bank Holding Companies
    As a general proposition, other companies seeking to acquire control of a bank holding company such as Whitney would require the approval of the FRB under the BHCA.  In addition, individuals or groups of individuals seeking to acquire control of a bank holding company would need to file a prior notice with the FRB (which the FRB may disapprove under certain circumstances) under the Change in Bank Control Act.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control may exist under the Change in Bank Control Act if the individual or group of individuals acquires 10% or more of any class of voting securities of the bank holding company.  A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of the bank holding company.

Deposit Insurance
    The Bank is a member of the FDIC, and its deposits are insured by the FDIC up to the amount permitted by law.  The Bank is thus subject to FDIC deposit insurance premium assessments.  In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007.  The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings.  The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category.  This category currently encompasses substantially all insured institutions, including the Bank.  A one-time assessment credit was available to offset 100% of the 2007 assessment.  The $1.6 million remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010, but it should be fully used in 2008.  For institutions assigned to higher risk categories, the premiums that took effect in 2007 ranged from ten cents to forty-three cents per $100 of deposits.

    The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2007 ranged from 1.22 cents to 1.14 cents per $100 of assessable deposits.

Other Statutes and Regulations
    The Company and the Bank are subject to a myriad of other statutes and regulations affecting their activities.  Some of the more important are:

    Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function.  The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications.  The regulatory authorities have imposed “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

    Sections 23A and 23B of the Federal Reserve Act.  The Bank is limited in its ability to lend funds or engage in transactions with the Company or other non-bank affiliates of the Company, and all such transactions must be on an arms-length basis and on terms at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.  Outstanding loans from the Bank to the Company or other non-bank affiliates of the Company may not exceed 10% of the Bank’s capital stock and surplus, and the total of such transactions between the Bank and all of its non-subsidiary affiliates may not exceed 20% of the Bank’s capital stock and surplus.  These loans must be fully or over-collateralized.

    Dividends.  Whitney’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from the Bank.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.  The Bank would need prior regulatory approval to pay the Company a dividend that exceeded the Bank’s current net income and retained net income from the two previous years.  The Bank may not pay any dividend that would cause it to become undercapitalized or if it already is undercapitalized.  The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

    As a result of the turmoil in the residential real estate and mortgage lending markets, there are several legislative and regulatory initiatives currently under discussion at both the federal and state levels that could, if adopted, alter the terms of existing mortgage loans, impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans.  If made final, any or all of these proposals could have a negative effect on the financial performance of Whitney’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that the Bank can originate and sell into the secondary market and impairing the Bank’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.

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

EMPLOYEES

    At the end of 2007, the Company and the Bank had a total of 2,542 employees, or 2,474 employees on a full-time equivalent basis.  Whitney affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs.  The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

AVAILABLE INFORMATION

    The Company’s filings with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on Whitney’s website as soon as reasonably practicable after the Company files the reports with the SEC.  Copies can be obtained free of charge by visiting the Company’s website at www.whitneybank.com.  The Company’s website is not incorporated into this annual report on Form 10-K and it should not be considered part of this report.

EXECUTIVE OFFICERS OF THE COMPANY

Name and Age	Position Held and Recent Business Experience

William L. Marks, 64	Chief Executive Officer and Chairman of the Board of the Company
and the Bank since 1990

John C. Hope III, 59	President and Chief Operating Officer of the Company and the Bank since
2007; Executive Vice President of the Company from 1994 to 2007 and of the
Bank from 1998 to 2007

R. King Milling, 67	Vice-chairman of the Board of the Company and the Bank since 2007;
President of the Company and the Bank from 1994 to 2007;
Director of the Company and the Bank since 1978

Robert C. Baird, Jr., 57	Executive Vice President of the Company and the Bank since 1995,
Banking Services

Thomas L. Callicutt, Jr., 60	Executive Vice President and Chief Financial Officer of the Company
and the Bank since 1999 and Treasurer of the Company since 2001

Rodney D. Chard, 65	Executive Vice President of the Company and the Bank since 1996,
Strategic Project Implementation

Francisco DeArmas, 46	Executive Vice President of the Company and the Bank since 2007,
Operations & Technology

Joseph S. Exnicios, 51	Executive Vice President of the Company and the Bank since 2004,
Senior Vice President of the Bank from 1994 to 2004,
New Orleans Banking

Kevin P. Reed, 47	Executive Vice President of the Company and the Bank since 2004,
Senior Vice President of the Bank from 1998 to 2004,
Trust & Wealth Management

Lewis P. Rogers, 55	Executive Vice President of the Company and the Bank since 2004,
Senior Vice President of the Bank from 1998 to 2004,
Credit Administration

John M. Turner, Jr., 46	Executive Vice President of the Company and the Bank since 2005,
Senior Vice President of the Bank from 1994 to 2005,
Banking Division

Joseph S. Schwertz, Jr., 51	Corporate Secretary of the Company and the Bank since 1993,
Senior Vice President of the Bank since 1994,
General Counsel

Item 1A: RISK FACTORS

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

    Although Whitney generally is not significantly more susceptible to adverse effects from these or other common risk factors than other industry participants, there are certain aspects of Whitney’s business model that may expose it to somewhat higher levels of risk.  In addition to the other information contained in or incorporated by reference into this annual report on Form 10-K, these risk factors should be considered carefully in evaluating the Company's overall risk profile.  Additional risks not presently known, or that are currently deemed immaterial, may also adversely affect Whitney's business, financial condition or results of operations.

Whitney’s profitability depends in substantial part on net interest income and on our ability to manage interest rate risk.

    Whitney’s net interest income represented more than 75% of total revenues in each of the last five years.  Net interest income is the difference between the interest earned on loans, investment securities and other earning assets, and interest owed on deposits and borrowings.  Numerous and often interrelated factors influence Whitney’s ability to maintain and grow net interest income, and a number of these factors are addressed in  Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Item 7 of this annual report on Form 10-K.  One of the most important factors is changes in market interest rates and in the relationship between these rates for different financial instruments and products and at different maturities.  Such changes are generally outside the control of management and cannot be predicted with certainty.  Although management applies significant resources to anticipating these changes and to developing and executing strategies for operating in an environment of change, they cannot eliminate the possibility that interest rate risk will negatively affect our net interest income and lead to earnings volatility.

    For several years, Whitney has been positioned to be moderately asset sensitive over the near term, which would point to an expected improvement in net interest income in a rising rate environment and a reduction in net interest income as rates declined, holding other factors constant.  Recent economic conditions have led to lower market rates toward the end of 2007 and into 2008, prompted in part by aggressive moves by the Federal Reserve as it attempts to counteract an economic slowdown associated in large part with the continued downturn in the housing market.  These and possible further future rate reductions could have a negative impact on Whitney’s net interest income and net income.

Whitney’s market area is susceptible to hurricanes and tropical storms, which may increase the Company’s exposure to credit risk, operational risk and liquidity risk.

    Most of Whitney’s market area lies within the coastal region of the five states bordering the Gulf of Mexico. This is a region that is susceptible to hurricanes and tropical storms.  The two strong hurricanes that struck in 2005 had a major impact on the greater New Orleans area, southwest Louisiana and the Mississippi coast, with lesser impacts on coastal Alabama and the western panhandle of Florida.  Within its broader market area, the greater New

Orleans area is Whitney’s primary base of operations and is home to branches and relationship officers that service approximately 40% of the Bank’s total loans and 50% of total deposits at December 31, 2007.  The 2005 storms caused widespread property damage, required temporary or permanent relocations of a large number of residents and business operations, and severely disrupted normal economic activity in the impacted areas.  Although the Bank was able to operate successfully in the aftermath of these storms, management carefully studied its risk posture and has taken a number of steps to reduce the Bank’s exposure to future natural disasters and make its disaster recovery plans and operating arrangement more resilient.  Details of the storms’ impact on Whitney, both operationally and with respect to credit risk and liquidity, has been chronicled in Item 7 of the Company’s annual reports on Forms 10-K for 2006 and 2005 as well as in Item 2 of Part I of quarterly reports on Form 10-Q filed since the storms struck.

    Whitney cannot predict the extent to which future storms may impact its exposure to credit risk, operational risk or liquidity risk.

The composition of Whitney’s loan portfolio could increase the volatility of our credit quality metrics and provisions for credit losses.

    Whitney’s loan portfolio contains individual relationships, primarily with commercial customers, with outstanding balances that are relatively large in relation to our asset size.  Changes in the credit quality of one or a few of these relationships could lead to increased volatility in our reported totals of loans with above-normal credit risk and in our provisions for credit losses over time.

Item 1B: UNRESOLVED STAFF COMMENTS

    None.

Item 2:  PROPERTIES

    The Company does not directly own any real estate, but it does own real estate indirectly through its subsidiaries.  The Company’s executive offices are located in downtown New Orleans in the main office facility owned by the Bank.  The Bank also owns an operations center in the greater New Orleans area.  The Bank makes portions of its main office facility and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to Whitney’s overall operations.  The Bank maintained approximately 155 banking facilities in five states at December 31, 2007.  The Bank owns approximately 70% of these facilities, and the remaining banking facilities are subject to leases, each of which management considers to be reasonable and appropriate for its location.  Management ensures that all properties, whether owned or leased, are maintained in suitable condition.  Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

    The Bank and a subsidiary of the Bank hold a variety of property interests acquired through the years in settlement of loans.  Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K provides further information regarding such property interests and is incorporated here by reference.

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

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

Item 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
EQUITY SECURITIES

    The Company’s stock trades on The Nasdaq Global Select Market under the ticker symbol “WTNY.”  The Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K shows the high and low sales prices of the Company’s stock for each calendar quarter of 2007 and 2006, as reported on The Nasdaq Global Select Market, and is incorporated here by reference.

    The approximate number of shareholders of record of the Company, as of February 29, 2008, was as follows:

          Title of Class                                                                                            Shareholders of Record
Common Stock, no par value                                                                                   5,353

    Dividends declared by the Company are listed in the Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K, which is incorporated here by reference.  For a description of certain restrictions on the payment of dividends see the section entitled “Supervision and Regulation” that appears in Item 1 of this annual report on Form 10-K.

    The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 2007	4,425 (2)	$26.78	-	-
November 2007	956,794	$25.55	956,794	3,043,206
December 2007	938,297	$26.71	938,297	2,104,909

(1)	In November 2007, the Board of Directors authorized the Company to repurchase up to 4 million shares of its common stock. The program extends through December 2008.
(2)	Represents shares that were tendered to the Company as consideration for the exercise price of employee stock options.

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

    The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2002 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW 50 Total Return Index.  The KBW 50 Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 large banking companies throughout the United States.

Item 6: SELECTED FINANCIAL DATA
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
	Years Ended December 31
(dollars in thousands, except per share data)	2007	2006	2005	2004	2003
YEAR-END BALANCE SHEET DATA
Total assets	$11,027,264	$10,185,880	$10,109,006	$8,222,624	$7,754,982
Earning assets	10,122,071	9,277,554	9,054,484	7,648,740	7,193,709
Loans	7,585,701	7,050,416	6,560,597	5,626,276	4,882,610
Investment securities	1,985,237	1,886,093	1,641,451	1,991,244	2,281,405
Noninterest-bearing deposits	2,740,019	2,947,997	3,301,227	2,111,703	1,943,248
Total deposits	8,583,789	8,433,308	8,604,836	6,612,607	6,158,582
Shareholders' equity	1,228,736	1,112,962	961,043	904,765	840,313
AVERAGE BALANCE SHEET DATA
Total assets	$10,512,422	$10,242,838	$8,903,321	$7,890,183	$7,238,022
Earning assets	9,636,586	9,349,262	8,098,998	7,327,233	6,717,863
Loans	7,344,889	6,776,794	6,137,676	5,179,734	4,595,868
Investment securities	1,893,866	1,824,646	1,836,228	2,120,594	2,004,245
Noninterest-bearing deposits	2,708,353	3,033,978	2,439,229	1,977,515	1,759,414
Total deposits	8,397,778	8,476,954	7,224,426	6,347,503	5,913,186
Shareholders' equity	1,209,923	1,065,303	935,362	881,477	823,698
INCOME STATEMENT DATA
Interest income	$661,105	$616,371	$468,085	$360,772	$338,069
Interest expense	196,314	145,160	80,986	40,682	43,509
Net interest income	464,791	471,211	387,099	320,090	294,560
Net interest income (TE)	470,868	477,423	392,979	326,237	300,115
Provision for credit losses	17,000	3,720	37,580	2,000	(3,500)
Noninterest income	126,681	84,791	82,235	82,523	89,504
Net securities gain (loss) in noninterest income	(1)	-	68	68	863
Noninterest expense	349,108	338,473	286,398	260,278	242,923
Net income	151,054	144,645	102,349	97,137	98,542
KEY RATIOS
Return on average assets	1.44%	1.41%	1.15%	1.23%	1.36%
Return on average shareholders' equity	12.48	13.58	10.94	11.02	11.96
Net interest margin	4.89	5.11	4.85	4.45	4.47
Average loans to average deposits	87.46	79.94	84.96	81.60	77.72
Efficiency ratio	58.42	60.20	60.28	63.69	62.49
Allowance for loan losses to loans	1.16	1.08	1.37	.97	1.22
Nonperforming assets to loans plus foreclosed
and surplus property	1.64	.81	1.03	.46	.62
Net charge-offs to average loans	.11	.29	.08	.06	.07
Average shareholders' equity to average assets	11.51	10.40	10.51	11.17	11.38
Shareholders' equity to total assets	11.14	10.93	9.51	11.00	10.84
Tangible common equity as a percentage of
tangible assets, end of period	8.24	8.08	7.40	9.46	9.76
Leverage ratio	8.79	8.76	8.21	9.56	10.13
COMMON SHARE DATA
Earnings Per Share
Basic	$2.26	$2.24	$1.65	$1.59	$1.65
Diluted	2.23	2.20	1.63	1.56	1.63
Dividends
Cash dividends per share	$1.16	$1.08	$.98	$.89	$.82
Dividend payout ratio	52.05%	48.85%	60.26%	56.99%	50.32%
Book Value Per Share	$18.67	$16.88	$15.17	$14.57	$13.85
Trading Data
High price	$33.26	$37.26	$33.69	$30.83	$27.55
Low price	22.46	27.27	24.14	26.35	20.50
End-of-period closing price	26.15	32.62	27.56	29.99	27.33
Trading volume	88,480,468	52,778,191	50,434,066	27,662,252	34,386,386
Average Shares Outstanding
Basic	66,953,343	64,687,363	62,008,004	61,122,581	59,894,147
Diluted	67,858,307	65,853,149	62,953,293	62,083,043	60,594,201

Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income (excluding securities transactions).

Item 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) and on their results of operations during 2007, 2006 and 2005.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

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

    The forward-looking statements made in this discussion include, but may not be limited to, (a) comments on conditions impacting certain sectors of the loan portfolio; (b) information about changes in the duration of the investment portfolio with changes in market rates; (c) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (d) discussion of the performance of Whitney’s net interest income assuming certain conditions; (e) expectations about Whitney’s operational resiliency in the event of natural disasters; (f) comments on expected trends or changes in expense levels for retirement benefits; and (g) comments on expected benefits from cost control programs.

    Whitney’s ability to accurately project results or predict the effects of plans or strategies is inherently limited.  Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.

    Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;
•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;
•	possible changes in general economic and business conditions, including the real estate and financial markets, in the United States and in the region and communities Whitney serves;
·	the occurrence of natural disasters or acts of war or terrorism that directly or indirectly affect the financial health of Whitney’s customer base;
•	changes in laws and regulations that significantly affect the activities of the banking industry and its competitive position relative to other financial service providers;
•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
•	Whitney’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by the Bank’s customers;
•	Whitney’s ability to effectively expand into new markets;
•	the cost and other effects of material contingencies;

•	the failure to attract or retain key personnel;
•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions; and
•	management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes.

    You are cautioned not to place undue reliance on these forward-looking statements.  Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW

    Whitney earned $151 million for the year ended December 31, 2007, compared with annual net income of $145 million in 2006.  Earnings were $2.23 per diluted share in 2007, compared to $2.20 for 2006.

Insurance Settlement
    During the third quarter of 2007, Whitney reached a final settlement on insurance claims primarily arising from the hurricanes that struck portions of its market area in the late summer of 2005.  With this settlement, the Company recognized a gain of $31.3 million ($19.9 million after-tax, or $.29 per diluted share.)

Mergers and Acquisitions
    On March 2, 2007, Whitney completed its acquisition of Signature Financial Holdings, Inc. (Signature), the parent of Signature Bank.  Signature Bank operated seven banking centers in the Tampa Bay metropolitan area with approximately $270 million in total assets, including $220 million of loans, and $210 million in deposits at acquisition.  The transaction was valued at approximately $61 million, with $13 million paid to Signature’s shareholders in cash and the remainder in Whitney common stock totaling 1.49 million shares.  Whitney’s financial information includes the results from these acquired operations since the acquisition date.

Loans and Earning Assets
    Total loans at the end of 2007 were up 8%, or $535 million, from year-end 2006, with approximately 3%, or $203 million, associated with the operations acquired with Signature.  Loan demand and customer development activity in Texas and Whitney’s Louisiana markets outside the metropolitan New Orleans area were the major contributors to the organic loan growth over this period.  Market conditions continued to restrain the pace of new real estate financing in Florida and, since the end of 2006, have contributed to a decrease of approximately $100 million in loans serviced from Florida operations, excluding those acquired with Signature.

    Loans, including loans held for sale, comprised 76% of average earning assets in 2007 compared to 73% in 2006.  There was a similar decrease in the percentage of short-term investments in the earning-asset mix in 2007 compared to 2006 when the Company’s liquidity was still impacted by the deposit build-up following the 2005 hurricanes.

Deposits and Funding
    Total deposits at December 31, 2007 were up 2%, or $150 million, compared to the end of 2006, mainly reflecting the deposits from the Signature acquisition.  After some further reduction in the post-storm deposit accumulation in early 2007, Whitney has been returning to more normal deposit trends.  Average deposits in 2007 declined 1% compared to 2006.  Average noninterest-bearing deposits funded approximately 28% of average earning assets in 2007, and the percentage of funding from all noninterest-bearing sources was 33% for the year.  These percentages, while down from 32% and 36%, respectively, in 2006, are comparable to pre-storm levels.  Higher-cost interest-bearing funds, which include time deposits and borrowings, funded 34% of average earning assets in 2007, compared to 29% in 2006, and up somewhat from pre-storm levels.  This reflected a number of factors, including the relative attractiveness of rates on the underlying deposit products in response to market rates, increased use of the Company’s treasury-management deposit products by commercial customers with excess liquidity, and the issuance by the Bank of $150 million in long-term subordinated debt in late March 2007.

Net Interest Income
    Whitney’s net interest income (TE) for 2007 decreased $6.6 million, or 1%, from 2006.  Average earning assets increased 3% between these years, and there was some favorable shift in the mix of assets.  The net interest margin (TE) was 4.89% for 2007, down 22 basis points from 2006.  The overall yield on earning assets in 2007 was up 26 basis points from 2006, mainly reflecting the shift in asset mix.  The cost of funds increased 48 basis points between these years, mainly in response to the customer-driven shift in the funding mix to higher-cost sources.

Provision for Credit Losses and Credit Quality
    Whitney provided $17.0 million for credit losses in 2007 compared to $3.7 million in 2006.  Whitney’s nonperforming loans and loans criticized through its credit-risk rating process increased during 2007, mainly reflecting weaknesses identified in residential-related credits.  In 2007, loan charge-offs, net of recoveries, were $8.4 million, or .11% of average loans, compared to $19.4 million, or .29% of average loans, in 2006.

Noninterest Income
    Noninterest income in 2007 increased 9%, or $7.6 million, over 2006, excluding the insurance settlement gain and income associated with foreclosed assets and surplus property in each period.  Improvement was noted in most all recurring revenue sources.  Deposit service charge income grew by 9% compared to 2006, reflecting improved pricing and increased fee potential from business customers in 2007 as well as reduced charging opportunities in 2006 from the higher post-storm liquidity in the deposit base.  Increases were also registered for bank card fees, trust service fees, and fees from investment services, mainly reflecting internal growth and contributions from acquired operations.

Noninterest Expense
    Noninterest expense increased 3%, or $10.6 million, in 2007.  Incremental operating costs associated with acquired operations, including amortization of intangibles, totaled approximately $8.5 million.  Whitney’s personnel expense increased 7%, or $13.3 million, in total, including approximately $3.7 million for acquired staff.  Compensation expense under management incentive programs increased by $2.7 million in 2007, largely related to share-based compensation.  The cost of employee benefits decreased by $1.3 million compared to 2006, mainly reflecting the impact of the substantial elimination of postretirement health and life insurance benefits in 2007.  The total of all other noninterest expense unrelated to personnel decreased a net $2.7 million, or 2%, compared to 2006.  Whitney incurred nonrecurring or periodic expenses associated with the 2005 storms that totaled approximately $2 million in 2007 and $11 million in 2006.

CRITICAL ACCOUNTING POLICIES

    Whitney prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  A discussion of certain accounting principles and methods of applying those principles that are particularly important to this process is included in Note 2 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K.  The Company is required to make estimates, judgments and assumptions in applying these principles to determine the amounts and other disclosures that are presented in the financial statements and discussed in this section.

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

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments

    Total loans at the end of 2007 were up 8%, or $535 million, from year-end 2006, with approximately 3%, or $203 million, associated with the operations acquired with Signature.  Loan demand and customer development activity in Texas and Whitney’s Louisiana markets outside the metropolitan New Orleans area were the major contributors to organic loan growth over this period, with a smaller contribution from the Alabama market.  Loans serviced by Whitney Bankers in Houston grew by 20% year over year, and those serviced in Louisiana markets outside New Orleans, grew by 14%.  At December 31, 2007, the percentage of loans serviced from the Company’s geographic markets was as follows:  metropolitan New Orleans, 37%; other Louisiana markets, 18%; Texas, 15%; Alabama and Mississippi, 12%; the Florida panhandle, 7%; and the Tampa Bay metropolitan area, 11%.  Market conditions continue to restrain the pace of new real estate project financing in Florida and, since the end of 2006, have contributed to a decrease of approximately $100 million in loans serviced from Florida operations, excluding those acquired with Signature.

    Table 1 shows loan balances by type of loan at December 31, 2007 and at the end of the previous four years.  The following discussion provides an overview of the composition of the different portfolio sectors and the customers served in each as well as additional information on recent changes.

TABLE 1. LOANS OUTSTANDING BY TYPE
	December 31,
(in thousands)	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$2,822,752	$2,725,531	$2,685,894	$2,399,794	$2,213,207
Real estate – commercial, construction and other	3,477,558	3,094,004	2,743,486	2,209,975	1,726,212
Real estate – residential mortgage	933,797	893,091	774,124	685,732	619,869
Individuals	351,594	337,790	357,093	330,775	323,322
Total loans	$7,585,701	$7,050,416	$6,560,597	$5,626,276	$4,882,610

    The portfolio of commercial loans, other than those secured by real property, increased 4%, or $97 million, between year-end 2006 and 2007, with only a limited contribution from the Signature acquisition.  Overall, the portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, marine transportation and maritime construction, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial services, and professional services.  The organic growth in market areas outside of metropolitan New Orleans has increased the geographic diversification of customers represented in the commercial portfolio.  Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities.

    Loans outstanding to oil and gas industry customers represented approximately 10% of total loans at December 31, 2007, up from approximately 9% at year-end 2006.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  The Bank seeks service and supply customers who are quality operators that can manage through volatile commodity price cycles.  With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years, and loans outstanding to this sector comprised over one-third of the oil and gas industry portfolio at December 31, 2007 and 2006.  The Bank contracts with a petroleum engineer who supports the underwriting of loans to exploration and production customers.  Management, through the Bank’s Credit Policy Committee, monitors both industry fundamentals and portfolio performance and credit quality on a formal ongoing basis and establishes and adjusts internal exposure guidelines as a percent of capital both for the industry as a whole and for individual sectors within the industry.  The level of activity in this industry continues to have an important impact on the economies of certain portions of Whitney’s market area, particularly Houston and southern Louisiana.

    Outstanding balances under participations in larger shared-credit loan commitments totaled $444 million at the end of 2007, including approximately $194 million related to the oil and gas industry.  The total outstanding is up $61 million from year-end 2006.  Substantially all of the shared credits are with customers operating in Whitney’s market area.

    The commercial real estate portfolio includes loans for construction and real estate development, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used in commercial or industrial operations.  This portfolio sector grew 12%, or $384 million, during 2007.  The Signature acquisition initially added approximately $140 million to this portfolio sector, mainly related to commercial mortgages.  The Bank’s Credit Policy Committee has also set exposure guidelines for the overall portfolio of commercial real estate loans as well as for loans to developers or owner-users that are secured by various subcategories of property.  As with lending to the oil and gas industry, management regularly monitors real estate industry fundamentals and portfolio credit quality.

    Project financing is an important component of the activity in this portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  Whitney continues to develop new business in this highly competitive sector throughout its market area, although the pace of new financing has been restrained by recent weaknesses primarily affecting condominium and single-family residential development, particularly in certain parts of Florida.   Much of this sector’s growth during 2007 came from customers in Louisiana markets outside the New Orleans metropolitan area and in the Houston market, and involved a variety of retail, commercial and industrial facilities, as well as some multi-family and single-family residential development.  The future pace of new real estate project financing in Whitney’s market area will reflect the level of confidence by Whitney and its customers in the sustainability of economic conditions favorable to successful project completion.

    At December 31, 2007, the percentage of the commercial real estate portfolio serviced from the Company’s geographic markets was as follows: metropolitan New Orleans, 25%; other Louisiana markets, 16%; Texas, 18%; Alabama and Mississippi, 13%; the Florida panhandle, 10%; and the Tampa Bay metropolitan area, 19%.  Within the combined portfolios for Alabama, Mississippi and Florida, loans to investors or developers totaled approximately $360 million for construction project financing, $210 million to finance developed and undeveloped land for future construction projects, and $390 million to finance other commercial real estate holdings.

    The residential mortgage loan portfolio increased 5%, or $41 million, from the end of 2006 to year-end 2007.  Growth in this portfolio sector has mainly come both from acquisitions and from the promotion of tailored home mortgage loan products generally targeted to the private client and higher net worth customer base.  The Bank continues to sell most conventional residential mortgage loan production in the secondary market.  Whitney has no meaningful exposure to sub-prime home mortgage loans.

    Loans to individuals include various consumer installment and credit line products.  The 5% growth in this portfolio sector during 2007 came largely through the Signature acquisition.

Table 2 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities.  Approximately 60% of the value of loans with a maturity greater than one year carries a fixed rate of interest.

TABLE 2. LOAN MATURITIES BY TYPE
	December 31, 2007
	One year	One through	More than
(in thousands)	or less	five years	five years	Total
Commercial, financial and agricultural	$1,971,868	$ 777,254	$ 73,630	$2,822,752
Real estate – commercial, construction and other	1,411,137	1,693,592	372,829	3,477,558
Real estate – residential mortgage	168,452	517,581	247,764	933,797
Individuals	174,261	148,893	28,440	351,594
Total	$3,725,718	$3,137,320	$722,663	$7,585,701

Credit Risk Management and Allowance and Reserve for Credit Losses

    General Discussion of Credit Risk Management and Determination of Credit Loss Allowance and Reserve
    Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by its Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company.  Written credit policies define underwriting criteria, concentration guidelines, and lending approval processes that cover individual authority and the appropriate involvement of regional loan committees and a senior loan committee.  The senior loan committee includes the Bank’s senior lenders, senior officers in Credit Administration, the Chief Operating Officer and the Chief Executive Officer.

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

    The recorded allowance encompasses three key elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality and groups of homogeneous loans not individually rated; and (3) allowances based on general economic conditions and other qualitative risk factors internal and external to the Company.

Criticized loans are credits with above-average weaknesses as identified through the internal risk-rating process.  Criticized loans include those that are deemed to be impaired because all contractual amounts probably will not be collected as they become due.  Specific allowances are determined for impaired loans based on the present value of expected future cash flows discounted at the loan’s contractual interest rate, the fair value of the collateral if the loan is collateral dependent, or, when available, the loan’s observable market price.  The allowance for the remainder of criticized loans is calculated by applying loss factors to loan balances aggregated by the severity of the internal risk rating.  The loss factors applied to criticized loans are determined with reference to the results of migration analysis, which analyzes the charge-off experience over time for loans within each rating category.

    For the second element of the allowance, loans assessed as having average or better credit quality with similar risk ratings and homogeneous loans not subject to individual rating, such as residential mortgage loans, consumer installment loans and draws under consumer credit lines, are grouped together and individual loss factors are applied to each group.  The loss factors for homogeneous loan groups are based on average historical charge-off information.  Industry-based factors are applied to other portfolio segments for which a migration analysis has not been implemented.

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

    Credit Quality Statistics and Components of Credit Loss Allowance and Reserve

    The total of loans criticized through the Company’s credit risk-rating process increased $78 million during 2007 to $305 million at December 31, 2007, or 4% of the total loan portfolio.  Loans for residential development, investment and other residential purposes comprised approximately 40% of the criticized total at year-end 2007 and produced most of the overall net increase in criticized loans during the year.  Nonresidential real estate loans accounted for approximately 30% of the criticized total, with the underlying collateral fairly evenly divided between income-producing properties and owner-occupied properties.  Loans to traditional commercial and industrial relationships comprised approximately 25% of the criticized total, with no significant concentrations related to industries or markets.  Whitney has no meaningful exposure to sub-prime home mortgage loans.

    The criticized loan total at December 31, 2007 included $202 million of loans identified as having well-defined weaknesses that would likely result in some loss if not corrected, an increase of $45 million from the end of 2006.  There was a $30 million increase in the total of loans warranting special attention since the end of 2006.  The total for this rating category at year-end 2007 was $91 million.  Loans for which full repayment is in doubt totaled $11 million at December 31, 2007, up $3 million from the end of 2006.  The changes in each of these rating categories during 2007 mainly reflected weaknesses in residential-related loans.  The allowance determined for criticized loans at December 31, 2007, including those separately evaluated for impairment, increased $12 million from year-end 2006.

Included in the total of criticized loans at December 31, 2007 is $120 million of nonperforming loans, which is up $64 million from year-end 2006.  This increase also came predominantly from residential-related loans, mainly in Florida and Alabama, including one $13 million credit for a Florida development with project-specific issues not directly related to overall market conditions.  Approximately 43% of the total of nonperforming loans at December 31, 2007 was from Whitney’s Florida operations and 14% from Alabama.  Another 38% of the total was from Louisiana operations, mainly concentrated in commercial and industrial credits.  Table 3 provides information on nonperforming loans and other nonperforming assets at the end of each of the five years in the period ended December 31, 2007.  Nonperforming loans encompass substantially all loans separately evaluated for impairment.

TABLE 3. NONPERFORMING ASSETS
	December 31
(dollars in thousands)	2007	2006	2005	2004	2003
Loans accounted for on a nonaccrual basis	$120,096	$55,992	$65,565	$23,597	$26,776
Restructured loans	-	-	30	49	114
Total nonperforming loans	120,096	55,992	65,595	23,646	26,890
Foreclosed assets and surplus banking property	4,624	800	1,708	2,454	3,490
Total nonperforming assets	$124,720	$56,792	$67,303	$26,100	$30,380
Loans 90 days past due still accruing	$8,711	$7,574	$13,728	$3,533	$3,385
Ratios:
Nonperforming assets to loans plus foreclosed
assets and surplus property	1.64%	.81%	1.03%	.46%	.62%
Allowance for loan losses to
nonperforming loans	73	136	137	230	221
Loans 90 days past due still accruing to loans	.11	.11	.21	.06	.07

    A comparison of contractual interest income on nonperforming loans with the cash-basis and cost-recovery interest actually recognized on these loans for 2007, 2006 and 2005 is presented in Note 8 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K.  Whitney’s policy for placing loans on nonaccrual status is presented in Note 2 to the consolidated financial statements.

    The overall allowance determined as of December 31, 2007 was $12.0 million above the allowance at year-end 2006, mainly reflecting the increase in the allowance determined for criticized loans noted above.  The allowance for loans with average or better credit quality ratings and loans not subject to individual rating increased $1.5 million from the end of 2006 to December 31, 2007, mainly driven by loan growth.  During 2007, Whitney reversed the remaining $1.1 million component of the allowance that had reflected the estimate of the incremental impact of the 2005 storms on losses in the consumer credit sectors of the portfolio.  The performance of these portfolio sectors, which were not subject to individual detailed storm-impact reviews, proved better than anticipated and did not exhibit the delayed credit problems seen in the aftermath of similar disasters.  Management’s relative assessment of economic and other qualitative risk factors between these dates had little impact, as reduced uncertainty regarding surrounding post-storm economic progress was offset by concerns over more recent economic trends, including both the severe downturn in the housing market and growing signs of a broader economic slowdown.

    Table 4 recaps activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments over the past five years.  The allocation of the allowance to loan categories is included in Table 5, together with the percentage of total loans in each category.

TABLE 4. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
(dollars in thousands)	2007	2006	2005	2004	2003
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year	$75,927	$90,028	$54,345	$59,475	$66,115
Allowance of acquired banks	2,791	2,908	3,648	2,461	-
Provision for credit losses	17,600	2,400	37,000	2,000	(3,500)
Loans charged off:
Commercial, financial and agricultural	(9,452)	(15,841)	(7,047)	(9,680)	(7,286)
Real estate – commercial, construction and other	(4,370)	(6,535)	(438)	(932)	(963)
Real estate – residential mortgage	(1,726)	(555)	(295)	(619)	(1,176)
Individuals	(2,408)	(2,297)	(2,876)	(2,799)	(3,509)
Total charge-offs	(17,956)	(25,228)	(10,656)	(14,030)	(12,934)
Recoveries on loans previously charged off:
Commercial, financial and agricultural	7,703	3,409	2,707	2,488	2,273
Real estate – commercial, construction and other	179	234	932	223	3,666
Real estate – residential mortgage	407	270	571	246	1,873
Individuals	1,258	1,906	1,481	1,482	1,982
Total recoveries	9,547	5,819	5,691	4,439	9,794
Net loans charged off	(8,409)	(19,409)	(4,965)	(9,591)	(3,140)
Balance at end of year	$87,909	$75,927	$90,028	$54,345	$59,475
Ratios
Net charge-offs to average loans	.11%	.29%	.08%	.19%	.07%
Gross charge-offs to average loans	.24	.37	.17	.27	.28
Recoveries to gross charge-offs	53.17	23.07	53.41	31.64	75.72
Allowance for loan losses to loans at end of year	1.16	1.08	1.37	.97	1.22
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of year	$1,900	$580	$-	$-	$-
Provision for credit losses	(600)	1,320	580	-	-
Reserve at end of year	$1,300	$1,900	$580	$-	$-

TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	2007		2006		2005		2004		2003
		%		%		%		%		%
(dollars in millions)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans
Commercial, financial
and agricultural	$34.4	37%	$31.4	38%	$40.6	41%	$24.3	43%	$29.2	45%
Real estate – commercial,
construction and other	40.6	46	31.8	44	29.8	42	21.2	39	19.2	35
Real estate –
residential mortgage	5.4	12	4.0	13	7.3	12	4.2	12	5.0	13
Individuals	2.3	5	3.8	5	7.3	5	2.7	6	2.6	7
Unallocated	5.2	-	4.9	-	5.0	-	1.9	-	3.5	-
Total	$87.9	100%	$75.9	100%	$90.0	100%	$54.3	100%	$59.5	100%

INVESTMENT SECURITIES

    The investment securities portfolio balance of $1.99 billion at December 31, 2007 was up $99 million, or 5%, compared to December 31, 2006.  Average investment securities increased $69 million, or 4%, between 2006 and 2007.  The composition of the average portfolio in investment securities and effective yields are shown in Table 12.

    Information about the contractual maturity structure of investment securities at December 31, 2007, including the weighted-average yield on such securities, is shown in Table 6.  The carrying value of securities with explicit call options totaled $163 million at year-end 2007.  These call options and the scheduled principal reductions and projected prepayments on mortgage-backed securities are not reflected in Table 6.  Including expected principal reductions on mortgage-backed securities, the weighted-average maturity of the overall securities portfolio was approximately 32 months at December 31, 2007, compared to 37 months at year-end 2006.

    The weighted-average taxable-equivalent portfolio yield was approximately 4.88% at December 31, 2007, compared to 4.74% at December 31, 2006.  A substantial majority of the securities in the investment portfolio bear fixed interest rates.  The investment in mortgage-backed securities with final contractual maturities beyond ten years shown in Table 6 included approximately $225 million of adjustable-rate issues with a weighted-average yield of 4.42%.  The initial reset dates on these securities are predominantly within three years of year-end 2007.

    The mix of investments in the portfolio did not change significantly during 2007.  The duration of the overall investment portfolio was 2.1 years at December 31, 2007, and would extend to 3.5 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2006, the portfolio’s estimated duration was 2.4 years.

TABLE 6. DISTRIBUTION OF INVESTMENT MATURITIES
December 31, 2007
			Over one through		Over five through
(dollars in thousands)	One year and less		five years		ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available for Sale
Mortgage-backed
securities(a)	$2,208	5.09%	$210,756	4.61%	$243,883	5.09%	$861,334	4.80%	$1,318,181	4.82%
U. S. agency securities	230,398	3.90	104,311	4.49	-	-	-	-	334,709	4.08
Obligations of states and
political subdivisions (b)	1,209	5.67	5,971	6.03	3,089	6,23	-	-	10,269	6.05
Other debt securities	1,198	6.69	3,643	5.63	250	5.10	-	-	5,091	5.85
Equity securities(c)	-	-	-	-	-	-	30,545	5.84	30,545	5.84
Total	$235,013	3.93%	$324,681	4.61%	$247,222	5.10%	$891,879	4.84%	$1,698,795	4.71%
Securities Held to Maturity
Obligations of states and
political subdivisions (b)	$71,190	5.62%	$79,153	5.76%	$77,495	5.94%	$58,604	6.30%	$286,442	5.88%
Total	$71,190	5.62%	$79,153	5.76%	$77,495	5.94%	$58,604	6.30%	$286,442	5.88%
(a) Distributed by contractual maturity without regard to repayment schedules or projected prepayments.
(b) Tax exempt yields are expressed on a fully taxable-equivalent basis.
(c) These securities have no stated maturities or guaranteed dividends. Yield estimated based on expected near-term returns.

Securities available for sale made up the bulk of the total investment portfolio at December 31, 2007.  Gross unrealized losses on securities available for sale totaled $10.4 million at December 31, 2007 and were mainly related to mortgage-backed securities.  The gross losses represented 1.2% of the total amortized cost of the underlying securities.  Note 5 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K provides information on the process followed by management to evaluate whether unrealized losses on securities, both those available for sale and those held to maturity, represent impairment that is other than temporary and that should be recognized with a charge to operations.  Substantially all the unrealized losses at December 31, 2007 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no value impairment related to credit quality in the portfolio, and Whitney holds no securities that are tied to sub-prime home mortgage loans.  In addition, management has the intent and ability to hold these securities until the market-based impairment is recovered; therefore, no value impairment was determined to be other than temporary.

    The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

    Apart from securities issued or guaranteed by the U. S. government or its agencies, Whitney held no investment in the securities of a single issuer at December 31, 2007 that exceeded 10% of its shareholders’ equity.

DEPOSITS AND BORROWINGS

    Total deposits at December 31, 2007 were up 2%, or $150 million, compared to a year earlier, mainly reflecting the deposits added with the Signature acquisition.  This followed a decrease of 2%, or $172 million, from year-end 2005 to the end of 2006.  The surge in deposits after the late-summer hurricanes of 2005 peaked around the end of the first quarter of 2006, and anticipated reductions became evident mainly over the second half of 2006.  After some further reduction in early 2007 in the post-storm deposit accumulation, Whitney has been returning to more normal deposit trends later in the year, both with respect to seasonal fluctuations and overall growth rates.  On average, total deposits decreased 1%, or approximately $79 million, in 2007 compared to 2006.  Table 7 shows the composition of deposits at December 31, 2007 and at the end of the two previous years.  The composition of average deposits and the effective rate paid on interest-bearing deposits for each of these years is presented in Table 12.

TABLE 7. DEPOSIT COMPOSITION
(dollars in thousands)	2007		2006		2005
Noninterest-bearing demand deposits	$2,740,019	32%	$2,947,997	35%	$3,301,227	38%
Interest-bearing deposits:
NOW account deposits	1,151,988	13	1,099,408	13	1,116,000	13
Money market deposits	1,229,715	14	1,185,610	14	1,103,510	13
Savings deposits	879,609	10	965,652	11	1,120,078	13
Other time deposits	823,884	10	750,165	9	717,938	8
Time deposits $100,000 and over	1,758,574	21	1,484,476	18	1,246,083	15
Total interest-bearing	5,843,770	68	5,485,311	65	5,303,609	62
Total	$8,583,789	100%	$8,433,308	100%	$8,604,836	100%

    The post-storm influx of deposits was initially concentrated in noninterest-bearing and certain other lower-cost deposit products, particularly personal savings accounts.  The anticipated reductions to these storm-related deposits as well as some migration to higher-yielding products contributed to a 3%, or $197 million, decrease in lower-cost deposits from December 31, 2006 to the end of 2007, and a decrease of 10%, or $639 million, in the two years since December 31, 2005.  Noninterest-bearing demand deposits comprised 32% of total deposits at December 31, 2007, comparable to pre-storm levels, but down from 35% a year earlier and 38% at the end of 2005.

Higher-cost time deposits at December 31, 2007 were up 16%, or $348 million, compared to year-end 2006, with approximately $47 million associated with Signature.  A portion of this growth reflected efforts to attract new customers in certain parts of Whitney’s market area where banking relationships were disrupted by mergers of competitors.  Time deposits of $100,000 or more include competitively bid public funds and excess funds of certain commercial and private banking customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes.  Whitney has attracted these funds partly as an alternative to other short-term borrowings.  Customers held $705 million of funds in treasury-management deposit products at December 31, 2007, up $219 million from the total held at December 31, 2006.  Strong liquidity among Whitney’s commercial customers, particularly those in the oil and gas industry and in heavy construction, has supported this growth.  Public fund time deposits totaled $251 million at year-end 2007, which was $12 million lower than the end of 2006.

TABLE 8. MATURITIES OF TIME DEPOSITS
	Deposits of	Deposits of
	$100,000	less than
(in thousands)	or more	$100,000	Total
Three months or less	$1,184,157	$267,904	$1,452,061
Over three months through six months	315,616	239,574	555,190
Over six months through twelve months	231,872	224,273	456,145
Over twelve months	26,929	92,133	119,062
Total	$1,758,574	$823,884	$2,582,458

    Short-term and other borrowings at December 31, 2007 were up 82%, or $410 million, from year-end 2006. The main source of short-term borrowings has been the sale of securities under repurchase agreements to customers using Whitney’s treasury management sweep product.    Total borrowings from customers under repurchase agreements increased approximately 76%, or $333 million, from year-end 2006 to the end of 2007, reflecting in part certain large customer transactions at the end of the current year.  Average borrowings under repurchase agreements increased 19%, or $92 million, between 2006 and 2007.  The strong liquidity in the commercial customer base has also supported the growth in this source of funds.  Because of the underlying customer relationship, these borrowings can be a relatively stable source of funds.  Additional information on borrowings, including yields and maximum amounts borrowed, is presented in Note 12 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K.

    In late March 2007, the Bank issued $150 million in ten-year subordinated notes to augment the Bank’s regulatory capital and enhance its capacity for future growth.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

    Shareholders’ equity totaled $1.23 billion at December 31, 2007, which represented an increase of $116 million from the end of 2006.  The 1.49 million shares issued in the acquisition of Signature in March 2007 were valued at $48 million.  Whitney repurchased 1.90 million of its common shares during 2007 at a cost of $50 million under a program announced in November 2007 to repurchase up to four million shares.  The Company retained $72 million of earnings, net of dividends declared, and recognized other comprehensive income of $18 million representing an unrealized net holding gain on securities available for sale during 2007.  Whitney recognized $19 million in additional equity during 2007 from activity in share-based compensation plans for employees and directors, including option exercises.  Total shareholders’ equity grew $152 million in 2006, to $1.11 billion at December 31, 2006.  Whitney issued 2.16 million shares in the acquisition of First National Bancshares, Inc. in April 2006 that were valued at $75 million.  During 2006, the Company retained $74 million of earnings, net of dividends declared, but this was partly offset by a $22 million charge to accumulated comprehensive income on the adoption of SFAS No. 158 as discussed in Note 15 in Item 8.  Activity in share-based compensation plans during 2006 generated $20 million in additional equity for the year. The Company declared dividends during 2007 that represented a payout totaling 52% of earnings for the year.  The dividend payout ratio was 49% in 2006 and 60% in 2005.

    The ratios in Table 9 indicate that the Company remained strongly capitalized at December 31, 2007.  Tier 2 and total regulatory capital at December 31, 2007 include $150 million in subordinated debt issued by the Bank in the first quarter of 2007.  The increase in risk-weighted assets from the end of 2006 mainly reflected the impact of the Signature acquisition and organic loan growth.  The goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets.  These intangible assets, however, are also deducted in determining regulatory capital and thereby serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 9. RISK-BASED CAPITAL AND CAPITAL RATIOS
(dollars in thousands)	2007	2006	2005	2004	2003
Tier 1 regulatory capital	$911,141	$853,774	$765,881	$767,717	$739,236
Tier 2 regulatory capital	238,967	77,827	90,608	54,345	59,475
Total regulatory capital	$1,150,108	$931,601	$856,489	$822,062	$798,711
Risk-weighted assets	$9,023,862	$8,340,926	$7,746,046	$6,527,821	$5,777,094
Ratios
Leverage ratio (Tier 1 capital to average assets)	8.79%	8.76%	8.21%	9.56%	10.13%
Tier 1 capital to risk-weighted assets	10.10	10.24	9.89	11.76	12.80
Total capital to risk-weighted assets	12.75	11.17	11.06	12.59	13.83
Shareholders’ equity to total assets	11.14	10.93	9.51	11.00	10.84

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

    On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above on “Deposits and Borrowings” discusses changes in these liability-funding sources in 2007.  The Bank is a member of the Federal Home Loan Bank (FHLB) system, which provides the Bank access to a variety of FHLB advance products as an alternative source of funds.  In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this ability to date.

    Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 8 of this annual report on Form 10-K present operating cash flows and summarize all significant sources and uses of funds for each year in the three-year period ended December 31, 2007.

    At December 31, 2007, Whitney Holding Corporation had approximately $126 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases or other corporate uses, before consideration of any future dividends that may be received from the Bank.  During 2008, the Bank will have available an amount equal to approximately $113 million plus its current net income to declare as dividends to the Company without prior regulatory approval.

Contractual Obligations
    Table 10 summarizes payments due from the Company and the Bank under specified long-term and certain other contractual obligations as of December 31, 2007.  Obligations under deposit contracts and short-term borrowings are not included.  The maturities of time deposits are scheduled in Table 8 above in the section on “Deposits and Borrowings.”  Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts.  Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.  The consolidated statements of cash flows provide a picture of Whitney’s ability to fund these and other more significant cash operating expenses, such as interest expense and compensation and benefits, out of current operating cash flows.

TABLE 10. CONTRACTUAL OBLIGATIONS
	Payments due by period from December 31, 2007
		Less than	1 - 3	3 – 5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating lease obligations	$ 84,593	$10,082	$16,239	$11,924	$46,348
Purchase obligations	26,910	12,804	9,648	4,458	-
Long-term debt service(a)	248,721	17,629	17,625	23,811	189,656
Other long-term liabilities (b) (c)	-	-	-	-	-
Total	$360,224	$40,515	$43,512	$40,193	$236,004
(a) Principal payments on callable subordinated debentures are scheduled by expected call dates.
(b) Obligations under the qualified defined benefit pension plan are not included. Whitney anticipates making a pension contribution of approximately $8 million during 2008. No significant near-term payments are expected under the unfunded nonqualified pension plan. A $10.8 million nonqualified plan obligation was recorded at year-end 2007.
(c) The recorded obligation for postretirement benefits other than pensions was $15.2 million at December 31, 2007.
The funding to purchase benefits for current retirees, net of retiree contributions, has not been significant.

OFF-BALANCE SHEET ARRANGEMENTS

    As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  Certain of these arrangements, such as noncancelable operating leases, are reflected in Table 10 above.  The most significant off-balance sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 11 schedules these commitments as of December 31, 2007 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 11. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from December 31, 2007
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,475,656	$1,740,114	$308,981	$393,552	$33,009
Loan commitments – nonrevolving	534,673	304,270	229,604	799	-
Credit card and personal credit lines	551,748	551,748	-	-	-
Standby and other letters of credit	391,922	308,990	35,408	47,524	-
Total	$3,953,999	$2,905,122	$573,993	$441,875	$33,009

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

    Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company has developed a model to measure its interest rate sensitivity over the near term by running net interest income simulations and monitors longer-term interest rate risk by modeling the sensitivity of its economic value of equity.  The model can be used to test the Company’s sensitivity in various economic environments.  The model incorporates management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Assumptions can also be entered into the model to evaluate the impact of possible strategic responses to changes in the competitive environment.  Management, through the Company’s Investment and Asset & Liability Committee, monitors simulation results against rate sensitivity guidelines specified in Whitney’s asset/liability management policy.

    The net interest income simulations run at the end of 2007 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2006.  Based on these simulations, annual net interest income (TE) would be expected to increase $24.3 million, or 5.2%, and decrease $26.5 million, or 5.6%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points.  These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and that assumes a stable rate environment and structure.  The comparable simulation run at year-end 2006 produced results that ranged from a positive impact on net interest income (TE) of $21.1 million, or 4.4%, to a negative impact of $22.1 million, or 4.6%.

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

    Changes in interest rates affect the fair values of financial instruments.  The earlier section on Investment Securities and Notes 5 and 19 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K contain information regarding fair values.

    The Company has made minimal use of investments in financial instruments or participations in agreements with values that are linked to or derived from changes in the value of some underlying asset or index.  These are commonly referred to as derivatives and include such instruments as interest rate swaps, futures, forward contracts, option contracts, and other financial arrangements with similar characteristics.  Management continues to evaluate whether to make additional use of derivatives as part of its asset/liability and liquidity management processes.

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)

    Whitney’s net interest income (TE) decreased $6.6 million, or 1%, in 2007 compared to 2006.  Average earning assets were 3%, or $287 million, higher in 2007, while the net interest margin (TE) contracted 22 basis points to 4.89% from 2006.  The net interest margin is net interest income (TE) as a percent of average earning assets.  Tables 12 and 13 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).

    The overall yield on earning assets increased 26 basis points to 6.92% in 2007, mainly reflecting the shift in the asset mix.  Loans, which in Table 12 include loans held for sale, comprised 76% of average earning assets for 2007 compared to 73% in 2006.  There was a similar decrease in the percentage of short-term investments in the earning-asset mix in 2007 compared to 2006, when the Company’s liquidity position was still impacted by the deposit build-up following the 2005 hurricanes.  Loan yields (TE) for 2007 were up 14 basis points compared to 2006.  Whitney’s loan portfolio includes a large variable-rate segment, and the underlying benchmark rates in 2007 were relatively stable on average compared to 2006, with declines noted toward the end of the 2007 and continuing into early 2008.  The rates on approximately 28%, or $2.1 billion, of the loan portfolio at year-end 2007 were tied to changes in Libor benchmarks, with another 25%, or $1.9 billion, tied to prime.  Declines in Libor-based indices lagged as overall market rates eased in the latter part of 2007, but have resumed more normal patterns in early 2008. The yield (TE) on the largely fixed-rate investment portfolio improved 22 basis points between 2006 and 2007.

    The overall cost of funds for 2007 increased 48 basis points from 2006, mainly in response to the shift in the funding mix toward higher-cost sources coupled with continued pressure from competitive market rates.  Average deposits in 2007 declined 1% compared to 2006.  Average noninterest-bearing deposits funded approximately 28% of average earning assets in 2007, and the percentage of funding from all noninterest-bearing sources was 33% for the year.  These percentages, while down from 32% and 36%, respectively, in 2006, are comparable to pre-storm levels.  Higher-cost interest-bearing funds, which include time deposits and borrowings, funded 34% of average earning assets in 2007, compared to 29% in 2006, and up somewhat from pre-storm levels.  This reflected a number of factors, including the relative attractiveness of rates on the underlying deposit products in response to market rates, increased use of the Company’s treasury-management deposit products by commercial customers with excess liquidity, and the issuance of $150 million in long-term subordinated Bank debt in late March 2007.

    Overall, Whitney continues to be moderately asset sensitive over the near term.  As the overall economic outlook has weakened, management has anticipated downward pressure on market interest rates and is continuing to aggressively manage its deposit and loan rates to mitigate the impact of the rate environment on its net interest income.

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) AND YIELDS AND RATES
	Year Ended			Year Ended			Year Ended
(dollars in thousands)	December 31, 2007			December 31, 2006			December 31, 2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,364,777	$556,170	7.55%	$6,803,228	$504,162	7.41%	$6,174,972	$390,835	6.33%
Mortgage-backed securities	1,236,977	58,625	4.74	1,182,700	54,024	4.57	1,185,587	50,978	4.30
U.S. agency securities	312,950	12,936	4.13	317,310	12,090	3.81	314,031	10,295	3.28
U.S. Treasury securities	22,744	1,111	4.88	41,211	1,237	3.00	61,510	1,987	3.23
Obligations of states and political
subdivisions (TE)	285,388	16,964	5.94	249,035	15,106	6.07	236,782	14,579	6.16
Other securities	35,807	2,133	5.96	34,390	1,966	5.72	38,318	1,870	4.88
Total investment securities	1,893,866	91,769	4.85	1,824,646	84,423	4.63	1,836,228	79,709	4.34
Federal funds sold and
short-term investments	377,943	19,243	5.09	721,388	33,998	4.71	87,798	3,421	3.90
Total earning assets	9,636,586	$667,182	6.92%	9,349,262	$622,583	6.66%	8,098,998	$473,965	5.85%
NONEARNING ASSETS
Other assets	954,840			978,761			870,447
Allowance for loan losses	(79,004)			(85,185)			(66,124)
Total assets	$10,512,422			$10,242,838			$8,903,321

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,034,811	$12,074	1.17%	$1,055,979	$8,210	.78%	$919,722	$4,769	.52%
Money market deposits	1,222,341	35,454	2.90	1,172,964	26,540	2.26	1,191,736	11,920	1.00
Savings deposits	920,028	8,879	.97	1,123,647	11,384	1.01	829,777	5,986	.72
Other time deposits	829,264	31,736	3.83	750,557	22,350	2.98	723,396	12,742	1.76
Time deposits $100,000 and over	1,682,981	74,857	4.45	1,339,829	53,591	4.00	1,120,566	29,035	2.59
Total interest-bearing deposits	5,689,425	163,000	2.86	5,442,976	122,075	2.24	4,785,197	64,452	1.35
Short-term and other borrowings	641,758	25,055	3.90	564,835	21,922	3.88	642,020	15,649	2.44
Long-term debt	136,459	8,259	6.05	18,010	1,163	6.46	19,662	885	4.50
Total interest-bearing liabilities	6,467,642	$196,314	3.04%	6,025,821	$145,160	2.41%	5,446,879	$80,986	1.49%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	2,708,353			3,033,978			2,439,229
Other liabilities	126,504			117,736			81,851
Shareholders' equity	1,209,923			1,065,303			935,362
Total liabilities and
shareholders' equity	$10,512,422			$10,242,838			$8,903,321

Net interest income and margin (TE)		$470,868	4.89%		$477,423	5.11%		$392,979	4.85%
Net earning assets and spread	$3,168,944		3.88%	$3,323,441		4.25%	$2,652,119		4.36%
Interest cost of funding
earning assets			2.03%			1.55%			1.00%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $66,051 in 2007, $59,622 in 2006 and $26,848 in 2005.

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Year Ended December 31,			Year Ended December 31,
	2007 Compared to 2006			2006 Compared to 2005
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$42,258	$9,750	$52,008	$42,300	$71,027	$113,327
Mortgage-backed securities	2,530	2,071	4,601	(124)	3,170	3,046
U.S. agency securities	(168)	1,014	846	109	1,686	1,795
U.S. Treasury securities	(699)	573	(126)	(618)	(132)	(750)
Obligations of states and political
subdivisions (TE)	2,166	(308)	1,858	746	(219)	527
Other securities	83	84	167	(204)	300	96
Total investment securities	3,912	3,434	7,346	(91)	4,805	4,714
Federal funds sold and
short-term investments	(17,299)	2,544	(14,755)	29,714	863	30,577
Total interest income (TE)	28,871	15,728	44,599	71,923	76,695	148,618

INTEREST EXPENSE
NOW account deposits	(168)	4,032	3,864	787	2,654	3,441
Money market deposits	1,158	7,756	8,914	(191)	14,811	14,620
Savings deposits	(1,985)	(520)	(2,505)	2,520	2,878	5,398
Other time deposits	2,523	6,863	9,386	495	9,113	9,608
Time deposits $100,000 and over	14,795	6,471	21,266	6,499	18,057	24,556
Total interest-bearing deposits	16,323	24,602	40,925	10,110	47,513	57,623
Short-term borrowings	3,003	130	3,133	(2,069)	8,342	6,273
Long-term debt	7,174	(78)	7,096	(80)	358	278
Total interest expense	26,500	24,654	51,154	7,961	56,213	64,174
Change in net interest income (TE)	$2,371	$(8,926)	$(6,555)	$63,962	$20,482	$84,444

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

    Net interest income (TE) increased $84.4 million, or 21%, in 2006 compared to 2005, driven by 15% growth in average earning assets between these periods and a 26-basis point widening of the net interest margin.  The most important factors behind the increase in net interest income in 2006 were earning asset growth, supported in part by the funds retained from the post-storm deposit build-up, higher short-term market interest rates, the favorable impact on the funding mix of post-storm liquidity in the deposit base, and active management of the pricing structure for both loans and deposits.

    A portion of the increase in average earning assets in 2006 reflected the significant influx of deposit funds that followed the late-summer hurricanes in 2005 which were mainly deployed in short-term investments.  Liquidity-management investments increased to 8% of average earning assets in 2006 as compared to 1% in 2005, while loans comprised 73% of earning assets in 2006, down from 76% in 2005.  The overall yield on earning assets increased 81 basis points to 6.66% in 2006, despite the higher percentage of lower-yielding short-term investments in the earning asset mix compared to 2005.  The main factor behind the overall yield improvement was the rise in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio.  Loan yields (TE) for 2006 were up 108 basis points compared to 2005.  The yield (TE) on the largely fixed-rate investment portfolio improved 29 basis points between 2005 and 2006.

    The growth in earning assets in 2006 was funded primarily by a 17% increase in average deposits compared to 2005.  The funds retained during 2006 from the post-storm deposit build-up contributed to a favorable shift in the overall funding mix compared to 2005 and supported Whitney’s efforts to control the upward market pressure on funding rates through deposit-pricing management.  The percentage of earning assets funded by noninterest-bearing deposits was 32% in 2006, up from 30% in 2005, and the percentage of funding from all noninterest-bearing sources increased to 36% in 2006 from 33% in the prior year.  Higher-cost sources of funds declined to 28% of average earning assets in 2006 from 31% in 2005.  The overall cost of funds for 2006 was up 55 basis points from 2005.  The rate on lower-cost interest-bearing deposits increased 61 basis points in 2006 compared to 2005, while the rate on more market-sensitive higher-cost sources of funds was up 137 basis points between these years.

PROVISION FOR CREDIT LOSSES

    Whitney provided $17.0 million for credit losses in 2007 compared to $3.7 million in 2006.  Whitney’s nonperforming loans and loans criticized through its credit-risk rating process increased during 2007, mainly reflecting weaknesses identified in residential-related credits.  Loan charge-offs, net of recoveries, were $8.4 million, or .11% of average loans, in 2007, compared to $19.4 million, or .29% of average loans, in 2006.

For a more detailed discussion of changes in the allowance for loan losses, the reserve for unfunded credit commitments, trends in nonperforming assets and general credit quality, see the earlier section on “Loans, Credit Risk Management and Allowance and Reserve for Credit Losses.”  The future level of the allowance and reserve and the provisions for credit losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME

Table 14 shows the components of noninterest income for each year in the three-year period ended December 31, 2007, along with the percent changes between years for each component.  The 2007 total includes the $31.3 million gain recognized on the final settlement of insurance claims that had arisen primarily from the 2005 hurricanes.  Excluding this gain and income associated with foreclosed assets and surplus property, noninterest income grew 9%, or $7.6 million, in 2007 and 6%, or $4.6 million, in 2006.

TABLE 14. NONINTEREST INCOME
(dollars in thousands)	2007	% change	2006	% change	2005
Service charges on deposit accounts	$30,676	9%	$28,058	(8)%	$30,579
Bank card fees	16,487	10	14,999	25	11,972
Trust service fees	12,969	15	11,268	19	9,483
Secondary mortgage market operations	4,915	(6)	5,254	5	5,022
Credit-related fees	5,417	2	5,307	6	5,029
Investment services income	5,836	17	4,994	37	3,655
ATM fees	5,374	4	5,154	26	4,085
Other fees and charges	4,818	7	4,511	13	3,745
Other operating income	35,181	999	3,201	(25)	4,536
Net gain on sales and other
revenue from foreclosed assets	5,109	(a)	2,102	(a)	2,692
Net gain (loss) on disposals of surplus property	(100)	(a)	(57)	(a)	1,369
Securities transactions	(1)	(a)	-	(a)	68
Total noninterest income	$126,681	49%	$84,791	3%	$82,235
(a) Percentage change not meaningful.

Income from service charges on deposit accounts increased 9%, or $2.6 million, in 2007, following an 8% decline between 2006 and 2005.  Service charges include fees for specific transactions or services, such as processing return items or wire transfers, periodic account maintenance fees for both business and personal customers, and other revenue associated with deposit accounts, such as commissions on check sales.

    Charges earned on specific transactions and services in 2007 were up 12%, or $2.1 million, compared to 2006.  This followed a decrease of $.3 million in 2006 compared to 2005.  The main component of this income category is fees earned on items returned for insufficient funds and for overdrafts.  The higher deposit account balances maintained after the 2005 storms by customers in the areas most impacted had reduced charging opportunities in the latter part of 2005 and through much of the first half of 2006.  The increase in income in 2007 reflected a return to more normal levels of fees charged as well as some improved pricing.  Broad trends in how customers execute transactions have been reducing charging opportunities in recent years.

    Account maintenance fees for business customers were up 9%, or $.5 million, in 2007, after decreasing 21%, or $1.5 million, in 2006.  The fees charged on a large number of Whitney’s business accounts are based on an analysis of account activity, and these customers are allowed to offset accumulated charges with an earnings credit based on balances maintained in the account.  The short-term market rates used to calculate the earnings credit rates declined slightly on average between 2006 and 2007, with a more rapid decrease toward the end of 2007 and into early 2008, and this supported a 10%, or $.4 million, increase in analysis account fees in 2007.  Earnings credit rates rose with the underlying market rates throughout 2005 and the first half of 2006 contributing to a 26%, or $1.4 million, decrease in analysis account fees in 2006 compared to 2005.  Analysis fee income in the early part of 2006 was also negatively impacted by higher levels of liquidity in the deposit base.  Trends in processing business transactions have led to reduced volumes of chargeable account activity in recent years.

Personal account service charges were stable between 2006 and 2007, after decreasing $.8 million from 2005 to 2006.  High deposit base liquidity was a factor behind the $.8 million decrease in personal account service charges between 2005 and 2006, as was the impact of the loss of some storm-dislocated customers.   Aggressive competition has held down the pricing for fees charged to service these deposit accounts.

Bank card fees increased 10%, or $1.5 million, in 2007 and 25%, or $3.0 million, in 2006.  This income category includes fees from activity on Bank-issued debit and credit cards as well as from merchant processing services.  Transaction volume on Bank-issued cards was up approximately 4% in 2007 and 24% in 2006.  There had been a surge in transaction volume in the latter part of 2005, particularly from debit card activity, indicating in part a change in payment behavior within the customer base dislocated by that year’s late summer storms.  The continuation of this behavioral change and the introduction of a rewards program for credit card customers helped increase debit card transaction volume by 26% in 2006 and credit card volume by 18% compared to 2005.  These growth rates moderated in 2007, when debit card volume was up 2% and credit card volume increased 11%.

Ongoing customer development efforts and improved market conditions for much of the year helped increase trust service fees by 15%, or $1.7 million, in 2007.  This followed a 19% increase in 2006 compared to 2005 that was mainly driven by new business, including the addition of the trust business acquired with First National Bancshares, Inc., and generally favorable market conditions.  Whitney has positioned relationship officers to attract and service trust and wealth management customers across its market area.

Fee income generated by Whitney’s secondary mortgage market operations decreased 6% in 2007 after growing 5% in 2006.  Completed sales of home loans totaled approximately $290 million in 2007, $320 million in 2006 and $300 million in 2005.  Relatively broad weakness in the overall housing market is expected to persist well into 2008, although Whitney has positioned additional resources in market areas with the best potential for loan production.

Investment services income increased 17%, or $.8 million, in 2007, following a 37%, or $1.3 million, increase in 2006 compared to 2005.  Investment services include stock brokerage and annuity sales as well as fixed-income securities transactions for correspondent banks and other commercial and personal customers.  The investment services operations of acquired banks contributed to the income improvement in 2006.  Whitney is nearing completion of its migration to a new investment services platform through which it can offer expanded investment options, products and services to current and prospective customers.

ATM fees in 2005 had been reduced by a temporary fee-waiver policy instituted shortly after the late summer storms and by the temporary unavailability of certain equipment.  Fees generated by insurance operations were the main factor behind the increase in the total for other fees and charges for 2006.  Rising premiums and changes in the type of coverage available from different insurance carriers contributed to this improvement.

The settlement of a pension liability from an acquired entity produced a gain of $.5 million in 2007 that was included with other operating income.  During 2005, PULSE EFT Association was sold to Discover Financial Services.  As a member of the PULSE electronic payment network, Whitney received distributions totaling approximately $1.1 million that were reported with other operating income for 2005.

The net gain on sales and other revenue from foreclosed assets includes income from grandfathered assets that varies from year to year as opportunities for sales arise.  The net gain or loss recognized in each period from dispositions of surplus banking property is also shown in Table 14.  Management evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

NONINTEREST EXPENSE

Table 15 shows the components of noninterest expense for each year in the three-year period ended December 31, 2007, along with the percent changes between years for each component.  Noninterest expense increased 3%, or $10.6 million, in 2007, following an increase of 18%, or $52.1 million, from 2005 to 2006.  Incremental operating costs associated with acquired operations, including the amortization of acquired intangibles, totaled approximately $8.5 million in 2007 and $10.4 million in 2006.

Initiatives undertaken to reduce Whitney’s exposure to natural disasters and make its disaster recovery plans and operating arrangements more resilient following the late-summer storms of 2005 added a new layer of recurring expense beginning in 2006 that mainly impacted the occupancy, data processing and equipment  and telecommunication expense categories.  As a result of the catastrophic 2005 storm season, the Company also saw the cost of its casualty insurance increase substantially.  Nonrecurring or irregular expense items associated with the 2005 storms were incurred in each of the years shown in Table 15.  These totaled approximately $2 million in 2007, $11 million in 2006 and $5 million in 2005.  Certain of these expense items are detailed in the following discussion of changes in individual expense categories.

TABLE 15. NONINTEREST EXPENSE
(dollars in thousands)	2007	% change	2006	% change	2005
Employee compensation	$159,850	10%	$145,189	10%	$132,488
Employee benefits	33,694	(4)	35,027	6	33,020
Total personnel	193,544	7	180,216	9	165,508
Net occupancy	33,568	13	29,836	31	22,846
Equipment and data processing	22,886	9	21,083	22	17,344
Telecommunication and postage	12,420	15	10,795	18	9,154
Corporate value and franchise taxes	9,571	9	8,780	12	7,824
Legal and other professional services	10,652	(9)	11,663	91	6,091
Amortization of intangibles	10,879	4	10,426	26	8,261
Security and other outsourced services	15,735	7	14,755	41	10,493
Advertising and promotion	4,740	(32)	6,999	58	4,436
Operating supplies	4,120	(7)	4,419	15	3,853
Bank card processing services	4,008	14	3,508	16	3,036
Deposit insurance and regulatory fees	2,462	(1)	2,494	15	2,160
Miscellaneous operating losses	4,140	(51)	8,449	40	6,044
Other operating expense	20,383	(19)	25,050	29	19,348
Total noninterest expense	$349,108	3%	$338,473	18%	$286,398

Employee compensation increased 10%, or $14.7 million, in 2007, and was up 10%, or $12.7 million, in 2006.  Employee compensation includes base pay and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans.

Base pay, the cost of contract labor and compensation earned under sales-based incentive programs increased 10%, or $12.0 million, in 2007, with approximately $3.1 million of the total increase related to the staff of acquired operations.  This followed an increase of 8%, or $9.8 million, from 2005 to 2006, when acquired operations contributed approximately $4.2 million to the total change.  Compensation under incentive-programs was up $1.7 million in 2007, reflecting both the growth in certain fee-based income categories discussed earlier and an improvement in estimated performance levels used to determine annual incentives for basic banking services.  Excluding the impact of acquisitions in each year, Whitney’s full-time equivalent staff grew on average by 1% in 2007 compared to 2006, as staff additions to fill openings caused by storm-related attrition were largely offset by reductions identified as part of recent cost control programs.  There was a 3% reduction in the average staff level in 2006 compared to 2005, again excluding the impact of acquisitions.  This reduction reflected the impact of temporary storm-related attrition and some branch closures, but the benefit to expense in 2006 from this staff reduction was offset by additional contract labor, some of which continued into 2007.  Compensation expense in both 2007 and 2006 was negatively impacted by salary scale adjustments needed to address post-storm changes in the cost of living in impacted areas and increased competition for limited labor resources.

Compensation expense associated with management incentive programs increased by $2.7 million in 2007, with $1.8 million related to share-based compensation and the remainder to the cash bonus incentive program.   Management incentive program expense increased $2.9 million in 2006 compared to 2005, almost all related to share-based compensation.  Share-based incentives currently include restricted stock and stock units, both performance-based and tenure-based, and stock options.  Restricted stock and stock unit expense increased $1.4 million in 2007 and $2.6 million in 2006.  Participation in restricted stock and stock unit awards expanded in recent years, and the awards for 2006 had been increased mainly in recognition of the special employee efforts required in the aftermath of the 2005 hurricanes.  The 2007 awards returned to a level more consistent with pre-storm awards.  Stock option compensation increased $.4 million in 2007 after adding $.3 million to expense in 2006.  SFAS No. 123(R), Share-Based Payment, required companies to expense the fair value of option awards beginning in 2006.  Overall, options awards have been deemphasized in recent years.  See Notes 2 and 16 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K for more information on share-based compensation.

Employee benefits expense decreased 4%, or $1.3 million, in 2007, following an increase of 6%, or $2.0 million, in 2006.  The major components of employee benefits expense, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

The performance of the pension trust fund and trends in market yields on fixed-income securities in one period can cause the actuarially-determined periodic expense for the defined-benefit pension plan to move in the opposite direction in future periods, holding other variables constant.  A $.4 million decrease in pension expense in 2007 followed a moderate increase during 2006 in the market yields referenced to determine the appropriate rate for discounting projected pension benefits, and investment performance in 2006 was above the long-term expected rate of return.  Pension expense increased $.7 million in 2006 after a moderate decline during 2005 in fixed-income market yields and the discount rate.  Investment performance in 2005 was below the long-term expected rate of return.  The effect of these factors on 2006 pension expense was somewhat offset by the favorable impact of a $20 million employer contribution to the pension trust toward the end of 2005.  Pension expense is expected to show a small increase in 2008, reflecting in part higher referenced market yields at year-end 2007 and an investment performance for 2007 below long-term expectations.

In early 2007, the Company amended its postretirement health and life insurance benefit plans to eliminate the benefits for most employees and freeze benefit levels for remaining participants.  The impact of this amendment reduced employee benefits expense for 2007 by $2.2 million compared to 2006.  No significant plan expense is expected for 2008 and subsequent years.  Trends in fixed-income market yields also impact the actuarial valuation results for postretirement health benefits as do trends in actual benefit outlays.  Unfavorable benefit experience and lower market yields for the 2005 valuation had contributed to a $.7 million expense increase in 2006.

Net occupancy expense increased 13%, or $3.7 million, in 2007, following a 31%, or $7.0 million, increase in 2006 compared to 2005.  Both 2007 and 2006 included $1.3 million of incremental costs associated with acquired operations.  The post-storm annual increase in casualty insurance totaled approximately $2.9 million, with $2.0 million reflected in 2006 and the remaining $.9 million in 2007.  Recurring costs associated with improving Whitney’s disaster-risk posture added approximately $.9 million to 2006 occupancy expense and a similar amount to 2007.  Other factors that drove the increases for both 2007 and 2006 included de novo branch expansion, the completion of capital projects on storm-damaged facilities and normal lease escalations.  Increased energy costs in 2006 continued in 2007, with sustained higher fuel costs.  Work on a number of maintenance and repair projects was also included in 2006, some of which had been deferred from 2005.  Although storm-related facility closures and asset retirements reduced certain recurring occupancy costs after the storms in 2005, these savings were for the most part offset by a corresponding loss of office rental revenue.

Equipment and data processing expense increased 9%, or $1.8 million, in 2007, with $.3 million of incremental costs for acquired operations.  In 2006, equipment and data processing expense increased 22%, or $3.7 million, of which $.5 million was for acquired operations.  Approximately $1 million of the increase in 2007 and over $2 million of the increase in 2006 compared to 2005 was associated with the initiatives to improve operational resiliency in the event of a natural disaster, including the accelerated installation of a new mainframe computer and related software. De novo branch expansion and projects to enhance operational capacity and implement new customer applications were the main contributors to the remaining increases in both 2007 and 2006.

The total expense for professional services, both legal and other services, declined $1.0 million in 2007, following an increase of $5.6 million in 2006.  The expense for nonlegal professional services was down $1.1 million in 2007, after increasing $5.0 million in 2006 compared to 2005.  Included in 2006 was $2.0 million for work on initiatives to improve the Company’s disaster-risk profile.  In 2006, Whitney also engaged consultants in the planning of upgrades to major customer interface tools and core application systems and the development and implementation of product enhancements, as well as in the executive succession planning process.  Certain projects continued into 2007 and some new projects were added.  The Company also performed an extensive review and update of its strategic plan in 2007 that is in the process of being implemented.  Legal expense increased $.1 million in 2007 compared to 2006.  This category covers legal services for both loan collection efforts and general corporate matters.  Although 2007 included $.7 million for services associated with finalizing the insurance settlement mentioned above, Whitney also successfully recovered some relatively significant costs on loan collection and other matters during this year.  Loan collection efforts in 2006, including work with storm-impacted customers, and storm-related disruptions to law firms and the legal system in late 2005 combined to account for most of a $.6 million increase in legal expense in 2006.  The increase in criticized loan totals in the latter part of 2007 indicates sustained demand for loan collection legal services in 2008.

Amortization of intangibles is mainly associated with the value of deposit relationships acquired in bank and branch acquisitions.  Amortization expense of $7.1 million is scheduled for 2008.  Note 3 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K reviews recently completed acquisitions and Note 10 presents additional information on intangible assets subject to amortization.

The expense for security and other outsourced services increased 7%, or $1.0 million, in 2007.  This followed a 41%, or $4.3 million, increase in 2006 compared to 2005.  Acquired operations added $.5 million to 2007 expense and $.3 million to 2006.  The outsourcing of the Bank’s lockbox function added approximately $.7 million to 2007 expense.  Approximately $1.9 million of the increase in 2006 related to a new arrangement to outsource the Bank’s ATM operations that was phased in during 2005.  During 2006, the Bank also incurred additional expense for the transportation of daily work, mainly reflecting changes in processing sites in the post-storm operating environment as well as the use of more costly delivery methods for a number of months following the storms.  The cost of certain services in storm-impacted areas also increased with local wage scales.

Management directed additional resources to advertising and promotional activities in 2006 to support major campaigns to introduce new and improved products.  Whitney focused on more targeted marketing efforts in both 2007 and 2005, with no major campaigns executed in either year.  Current plans for advertising and promotional activities in 2008 indicate a level of expense more in line with 2007 and 2005.

Bank card processing services expense will vary mainly with changes in transaction volume on Bank-issued credit cards.  Transaction volumes and bank card fee income are discussed in the earlier section on “Noninterest Income.”

In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007.  The new rate structure imposed a minimum annual assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned the lowest risk category under the FDIC’s risk-based assessment system.  Under the previous rate structure, this group of institutions, which includes the Bank, had been charged no assessment for a number of years.  The actual assessment for 2007 of approximately $4.4 million was offset by a one-time assessment credit, and no expense was recognized.  Based on recent deposit levels and the

Bank’s current risk classification, the annual minimum assessment in 2008 would range from approximately $3.9 million to $5.4 million, although current rates are at the lower end of the range.  The $1.6 million one-time credit remaining at December 31, 2007 can offset up to 90% of the 2008 assessment expense and should be fully-used in 2008.

Miscellaneous operating losses included various charges directly related to the 2005 storms totaling $1.0 million in 2007, $6.0 million in 2006 and $4.4 million in 2005.  In 2007, the Company recorded a charge of $1.0 million to establish a liability with respect to its obligation as a member of Visa USA, Inc. to share in certain litigation losses that have been or may be incurred by Visa, as discussed in Note 20 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K.

The expense categories included in other operating expense decreased 19%, or $4.7 million, on a combined basis in 2007, following an increase of 29%, or $5.7 million, in 2006 compared to 2005.  2006 included $2.2 million for the cost of disaster contingency housing, which was substantially eliminated in 2007, and certain other storm-related items that were nonrecurring in 2007.  Also contributing to the increase in 2006 was the initial expensing of the annual stock option award for directors.  The totals for both 2006 and 2005 included a $.5 million contribution to a disaster assistance fund for Whitney’s employees.

INCOME TAXES

The Company provided for income tax expense at an effective rate of 33.0% in 2007, 32.3% in 2006 and 29.6% in 2005.  Whitney’s effective tax rate has been lower than the 35% statutory federal tax rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects.  Federal disaster-relief legislation passed in December 2005 provided for a tax credit to businesses in the storm-affected areas based on certain salaries paid to qualifying employees.   The following reconciles reported income tax expense to that computed at the statutory federal tax rate for each year in the three-year period ended December 31, 2007.

TABLE 16. INCOME TAXES
(in thousands)	2007	2006	2005
Income tax expense at 35% of pre-tax income	$78,877	$74,833	$50,875
Increase (decrease) resulting from
Tax exempt income	(3,432)	(3,626)	(3,630)
Low income housing credits	(2,408)	(2,342)	(2,387)
Disaster-relief credit	(377)	(704)	(1,900)
State income tax and miscellaneous items	1,650	1,003	49
Income tax expense reported	$74,310	$69,164	$43,007

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

FOURTH QUARTER RESULTS

Whitney earned $30.2 million for the quarter ended December 31, 2007, compared with net income of $33.9 million for the fourth quarter of 2006.  Earnings were $.45 per diluted share in 2007’s fourth quarter, compared to $.51 for the year-earlier period.

Selected fourth quarter highlights follow:
•
Whitney’s net interest income (TE) decreased less than 1%, or $.7 million, from the fourth quarter of 2006.  Average earning assets increased 8% between these periods, with little change in the mix of assets.  The net interest margin (TE) was 4.75% for the fourth quarter of 2007, down 39 basis points from the year-earlier period.  The overall yield on earning assets decreased 21 basis points, mainly reflecting a decline between these periods in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio and the impact of a higher level of nonaccruing loans in the most recent period.  The cost of funds increased 18 basis points between the fourth quarters of 2006 and 2007, mainly in response to the customer-driven shift in the funding mix toward higher-cost sources.  Net interest income (TE) for the fourth quarter of 2007 was also down less than 1%, or $.5 million, from the third quarter of 2007.  Average earning assets increased 1% between these periods, while the net interest margin decreased 7 basis points.  There was some favorable mix of earning assets between these periods, but the funding mix was little changed.

•
Whitney provided $10.0 million for credit losses in the fourth quarter of 2007, compared to $1.0 million provision in the fourth quarter of 2006.  Loan charge-offs, net of recoveries, totaled $3.9 million in 2007’s fourth quarter, or .21% of average loans on an annualized basis.  The allowance for loans losses increased to 1.16% of total loans at December 31, 2007.  The total of loans criticized through the Company’s credit risk-rating process increased $47 million during the fourth quarter of 2007, mainly related to loans for residential development and investment and other residential purposes.

•
Noninterest income increased 15%, or $3.1 million, from the fourth quarter of 2006, with gains noted in almost all recurring revenue sources.  Deposit service charge income was up 12%, or $.9 million, driven mainly by improved pricing.  Bank card fees increased 14%, or $.5 million, compared to the fourth quarter of 2006 on higher transaction volumes.  Trust service fees grew 8% and revenue from secondary mortgage market operations was up 14%.  Fees from investment services in the fourth quarter of 2007 also compared favorably to the year-earlier period.

•
Noninterest expense in the fourth quarter of 2007 decreased 2%, or $1.4 million, from 2006’s fourth quarter.  The incremental expense associated with acquired operations totaled approximately $1.9 million in the fourth quarter of 2007, including amortization of acquired intangibles.  Whitney’s personnel expense increased 8%, or $3.6 million, in total, including $.9 million for the staff of acquired operations.  $1.5 million of the increase in personnel expense was associated with management incentive programs, mainly related to share-based incentives, and an additional $1.0 million came from employee incentive plans.  Each of these partly reflected the impact of updates to annual performance factor estimates in each quarterly period.  Excluding the impact of acquisitions, the average full-time equivalent staff level declined approximately 2% between these periods, with staff reductions identified under cost control programs.  The total of all other noninterest expense unrelated to personnel decreased a net $5.0 million, or 12%, compared to the fourth quarter of 2006.  Expenses in the prior year’s quarter included $2.1 million of nonrecurring or periodic expense either directly associated with the 2005 storms or associated with the Company’s efforts to reduce its disaster-risk profile.  In the fourth quarter of 2007, Whitney recorded a pre-tax charge of $1.0 million to establish a liability with respect to its obligation as a member of Visa USA, Inc. to share in certain of Visa’s litigation losses.

The Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K provides selected comparative financial information for each of the four quarters in 2007 and 2006.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 7 of this annual report on Form 10-K and is incorporated here by reference.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited)
	2007 Quarters
(dollars in thousands, except per share data)	4th	3rd	2nd	1st
Net interest income	$116,336	$116,718	$116,896	$114,841
Net interest income (TE)	117,782	118,245	118,444	116,397
Provision for credit losses	10,000	9,000	-	(2,000)
Noninterest income	24,080	54,455	24,097	24,049
Net securities gains in noninterest income	-	(1)	-	-
Noninterest expense	85,774	88,229	88,661	86,444
Income tax expense	14,398	25,178	17,280	17,454
Net income	$30,244	$48,766	$35,052	$36,992
Average balances
Total assets	$10,716,391	$10,633,674	$10,558,237	$10,133,651
Earning assets	9,857,897	9,746,184	9,665,684	9,268,902
Loans	7,542,040	7,362,491	7,352,171	7,118,002
Deposits	8,406,547	8,480,098	8,479,666	8,221,857
Shareholders' equity	1,257,220	1,224,940	1,211,032	1,145,101
Ratios
Return on average assets	1.12%	1.82%	1.33%	1.48%
Return on average equity	9.54	15.79	11.61	13.10
Net interest margin	4.75	4.82	4.91	5.08
Earnings per share
Basic	$.45	$.72	$.52	$.56
Diluted	.45	.71	.51	.55
Cash dividends per share	.29	.29	.29	.29
Trading data
High price	$28.35	$30.32	$31.92	$33.26
Low price	22.46	23.02	29.69	29.07
End-of-period closing price	26.15	26.38	30.10	30.58
Trading volume	30,514,264	28,674,777	13,035,329	16,256,098
	2006 Quarters
(dollars in thousands, except per share data)	4th	3rd	2nd	1st
Net interest income	$116,954	$119,771	$121,249	$113,237
Net interest income (TE)	118,531	121,344	122,804	114,744
Provision for credit losses	1,000	-	760	1,960
Noninterest income	21,024	21,348	21,243	21,176
Net securities gains in noninterest income	-	-	-	-
Noninterest expense	87,170	89,230	82,933	79,140
Income tax expense	15,916	16,698	19,386	17,164
Net income	$33,892	$35,191	$39,413	$36,149
Average balances
Total assets	$10,039,062	$10,218,601	$10,552,631	$10,162,685
Earning assets	9,162,597	9,320,563	9,665,927	9,249,232
Loans	6,960,981	6,837,875	6,792,224	6,510,471
Deposits	8,179,884	8,399,368	8,790,845	8,542,554
Shareholders' equity	1,126,915	1,095,628	1,061,216	975,456
Ratios
Return on average assets	1.34%	1.37%	1.50%	1.44%
Return on average equity	11.93	12.74	14.90	15.03
Net interest margin	5.14	5.17	5.09	5.02
Earnings per share
Basic	$.52	$.54	$.61	$.58
Diluted	.51	.53	.60	.57
Cash dividends per share	.27	.27	.27	.27
Trading data
High price	$35.88	$37.00	$37.26	$36.17
Low price	31.23	34.42	33.80	27.27
End-of-period closing price	32.62	35.77	35.37	35.46
Trading volume	14,308,855	10,339,045	13,719,163	14,411,128
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

Management used the framework of criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an evaluation of the effectiveness of internal control over financial reporting.  Based on that evaluation, management concluded that internal control over financial reporting for the Company as of December 31, 2007 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and Board of Directors
  of Whitney Holding Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Whitney Holding Corporation and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 28, 2008

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
(dollars in thousands)	2007	2006

ASSETS
Cash and due from financial institutions	$290,199	$318,165
Federal funds sold and short-term investments	534,558	314,079
Loans held for sale	16,575	26,966
Investment securities
Securities available for sale	1,698,795	1,612,513
Securities held to maturity, fair values of $288,444 and $273,793, respectively	286,442	273,580
Total investment securities	1,985,237	1,886,093
Loans, net of unearned income	7,585,701	7,050,416
Allowance for loan losses	(87,909)	(75,927)
Net loans	7,497,792	6,974,489

Bank premises and equipment	190,095	175,109
Goodwill	331,295	291,876
Other intangible assets	17,103	23,327
Accrued interest receivable	44,860	48,130
Other assets	119,550	127,646
Total assets	$11,027,264	$10,185,880

LIABILITIES
Noninterest-bearing demand deposits	$2,740,019	$2,947,997
Interest-bearing deposits	5,843,770	5,485,311
Total deposits	8,583,789	8,433,308

Short-term borrowings	910,019	499,533
Long-term debt	165,455	17,394
Accrued interest payable	27,079	17,940
Accrued expenses and other liabilities	112,186	104,743
Total liabilities	9,798,528	9,072,918

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 67,713,296 and 66,103,275 shares, respectively	2,800	2,800
Capital surplus	408,266	343,697
Retained earnings	885,792	812,644
Accumulated other comprehensive loss	(18,803)	(41,015)
Treasury stock at cost - 1,887,780 and 173,211 shares, respectively	(49,319)	(5,164)
Total shareholders' equity	1,228,736	1,112,962
Total liabilities and shareholders' equity	$11,027,264	$10,185,880
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
(dollars in thousands, except per share data)	2007	2006	2005
INTEREST INCOME
Interest and fees on loans	$554,991	$502,921	$390,058
Interest and dividends on investment securities
Taxable securities	77,774	70,218	65,130
Tax-exempt securities	9,097	9,234	9,476
Interest on federal funds sold and short-term investments	19,243	33,998	3,421
Total interest income	661,105	616,371	468,085
INTEREST EXPENSE
Interest on deposits	163,000	122,075	64,452
Interest on short-term borrowings	25,055	21,922	15,649
Interest on long-term debt	8,259	1,163	885
Total interest expense	196,314	145,160	80,986
NET INTEREST INCOME	464,791	471,211	387,099
PROVISION FOR CREDIT LOSSES	17,000	3,720	37,580
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	447,791	467,491	349,519
NONINTEREST INCOME
Service charges on deposit accounts	30,676	28,058	30,579
Bank card fees	16,487	14,999	11,972
Trust service fees	12,969	11,268	9,483
Secondary mortgage market operations	4,915	5,254	5,022
Other noninterest income	61,635	25,212	25,111
Securities transactions	(1)	-	68
Total noninterest income	126,681	84,791	82,235
NONINTEREST EXPENSE
Employee compensation	159,850	145,189	132,488
Employee benefits	33,694	35,027	33,020
Total personnel	193,544	180,216	165,508
Net occupancy	33,568	29,836	22,846
Equipment and data processing	22,886	21,083	17,344
Telecommunication and postage	12,420	10,795	9,154
Corporate value and franchise taxes	9,571	8,780	7,824
Legal and other professional services	10,652	11,663	6,091
Amortization of intangibles	10,879	10,426	8,261
Other noninterest expense	55,588	65,674	49,370
Total noninterest expense	349,108	338,473	286,398
INCOME BEFORE INCOME TAXES	225,364	213,809	145,356
INCOME TAX EXPENSE	74,310	69,164	43,007
NET INCOME	$151,054	$144,645	$102,349
EARNINGS PER SHARE
Basic	$2.26	$2.24	$1.65
Diluted	2.23	2.20	1.63
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	66,953,343	64,687,363	62,008,004
Diluted	67,858,307	65,853,149	62,953,293
CASH DIVIDENDS PER SHARE	$1.16	$1.08	$.98
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2004	$2,800	$238,426	$697,977	$(2,963)	$(31,475)	$904,765
Comprehensive income:
Net income	-	-	102,349	-	-	102,349
Other comprehensive loss:
Unrealized net holding loss on securities,
net of reclassifications and tax	-	-	-	(17,268)	-	(17,268)
Change in minimum pension liability, net of tax	-	-	-	(992)	-	(992)
Total comprehensive income	-	-	102,349	(18,260)	-	84,089
Cash dividends, $.98 per share	-	-	(61,671)	-	-	(61,671)
Stock acquired under repurchase program	-	-	-	-	(46,669)	(46,669)
Stock issued in business combination	-	(714)	-	-	57,838	57,124
Stock issued to dividend reinvestment plan	-	(103)	-	-	2,521	2,418
Long-term incentive plan stock activity:
Performance-based restricted stock	-	1,444	-	-	5,727	7,171
Stock options	-	10,063	-	-	2,363	12,426
Directors' compensation plan stock activity	-	1,058	-	-	332	1,390
Balance at December 31, 2005	$2,800	$250,174	$738,655	$(21,223)	$(9,363)	$961,043
Comprehensive income:
Net income	-	-	144,645	-	-	144,645
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	2,142	-	2,142
Change in minimum pension liability, net of tax	-	-	-	86	-	86
Total comprehensive income	-	-	144,645	2,228	-	146,873
Cash dividends, $1.08 per share	-	-	(70,656)	-	-	(70,656)
Stock issued in business combination	-	75,129	-	-	-	75,129
Stock issued to dividend reinvestment plan	-	322	-	-	2,468	2,790
Long-term incentive plan stock activity:
Performance-based restricted stock & units	-	10,461	-	-	(571)	9,890
Stock options	-	6,332	-	-	751	7,083
Directors' compensation plan stock activity	-	1,279	-	-	1,551	2,830
Adoption of SFAS No. 158, net of tax (Note 15)	-	-	-	(22,020)	-	(22,020)
Balance at December 31, 2006	$2,800	$343,697	$812,644	$(41,015)	$(5,164)	$1,112,962
Adjustment on adoption of FIN 48 (Note 23)	-	-	721	-	-	721
Adjusted balance at beginning of period	2,800	343,697	813,365	(41,015)	(5,164)	1,113,683
Comprehensive income:
Net income	-	-	151,054	-	-	151,054
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	17,641	-	17,641
Net change in prior service credit and
net actuarial loss on retirement plans,
net of tax (Note 15)	-	-	-	4,571	-	4,571
Total comprehensive income	-	-	151,054	22,212	-	173,266
Cash dividends, $1.16 per share	-	-	(78,627)	-	-	(78,627)
Stock acquired under repurchase program					(49,510)	(49,510)
Stock issued in business combination	-	48,298	-	-	-	48,298
Stock issued to dividend reinvestment plan	-	1,676	-	-	1,443	3,119
Long-term incentive plan stock activity:
Performance-based restricted stock & units	-	10,709	-	-	(129)	10,580
Stock options	-	1,228	-	-	2,626	3,854
Directors' compensation plan stock activity	-	2,658	-	-	1,415	4,073
Balance at December 31, 2007	$2,800	$408,266	$885,792	$(18,803)	$(49,319)	$1,228,736

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(dollars in thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$151,054	$144,645	$102,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	17,437	15,710	13,589
Amortization of purchased intangibles	10,879	10,426	8,261
Share-based compensation earned	14,638	12,265	9,372
Premium amortization (discount accretion) on securities, net	910	2,558	1,060
Provision for credit losses and losses on foreclosed assets	17,124	3,786	37,114
Net gains on asset dispositions, including gain on insurance settlement	(33,804)	(266)	(2,601)
Deferred tax expense (benefit)	3,321	(2,001)	(11,615)
Net (increase) decrease in loans originated and held for sale	10,391	19,712	(27,004)
Net (increase) decrease in interest and other income receivable and prepaid expenses	1,936	19,261	(28,754)
Net increase (decrease) in interest payable and accrued income taxes and expenses	20,113	(31,595)	37,812
Other, net	(2,194)	10,609	(26,219)
Net cash provided by operating activities	211,805	205,110	113,364
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	38,964	45,815	281,400
Proceeds from maturities of investment securities available for sale	405,472	376,705	361,784
Purchases of investment securities available for sale	(469,438)	(548,187)	(232,122)
Proceeds from maturities of investment securities held to maturity	10,241	10,015	13,595
Purchases of investment securities held to maturity	(23,309)	(56,056)	(14,901)
Net increase in loans	(318,711)	(215,051)	(547,722)
Net (increase) decrease in federal funds sold and short-term investments	(221,628)	490,908	(756,131)
Proceeds from sales of foreclosed assets and surplus property	6,368	2,647	9,880
Proceeds from insurance settlement	30,801	-	-
Purchases of bank premises and equipment	(24,788)	(26,131)	(12,592)
Net cash paid in acquisition	(7,503)	(33,992)	(39,228)
Other, net	(2,401)	8,202	(7,939)
Net cash provided by (used in) investing activities	(575,932)	54,875	(943,976)
FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	(319,470)	(652,825)	1,375,730
Net increase in time deposits	250,766	163,028	177,608
Net increase (decrease) in short-term borrowings	384,723	63,305	(258,754)
Proceeds from issuance of long-term debt	149,738	-	-
Repayment of long-term debt	(7,366)	(11,573)	(23,007)
Proceeds from issuance of common stock	6,932	10,113	14,185
Purchases of common stock	(52,782)	(3,165)	(52,924)
Cash dividends	(77,340)	(68,111)	(61,150)
Other, net	960	2,581	-
Net cash provided by (used in) financing activities	336,161	(496,647)	1,171,688
Increase (decrease) in cash and cash equivalents	(27,966)	(236,662)	341,076
Cash and cash equivalents at beginning of period	318,165	554,827	213,751
Cash and cash equivalents at end of period	$290,199	$318,165	$554,827

Cash received during the period for:
Interest income	$655,073	$617,359	$442,647

Cash paid during the period for:
Interest expense	$188,419	$140,763	$77,059
Income taxes	60,000	91,583	28,198

Noncash investing activities:
Foreclosed assets received in settlement of loans	$4,776	$1,361	$2,754

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
NATURE OF BUSINESS
Whitney Holding Corporation is a Louisiana bank holding company headquartered in New Orleans, Louisiana.  Its principal subsidiary is Whitney National Bank (the Bank), which represents virtually all its operations and net income.

The Bank, which has been in continuous operation since 1883, engages in community banking in its market area stretching across the five-state Gulf Coast region, including the Houston, Texas metropolitan area, southern Louisiana, the coastal region of Mississippi, central and south Alabama, the panhandle of Florida, and the Tampa Bay metropolitan area of Florida.  The Bank, together with its wholly owned subsidiary, Whitney Securities L.L.C., offers commercial and retail banking products and services, including trust products and investment services, to the customers in the communities it serves.  Southern Coastal Insurance Agency, Inc., another wholly owned Bank subsidiary, offers personal and business insurance products to customers primarily in northwest Florida.

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

Use of Estimates
In preparing the consolidated financial statements, the Company is required to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Securities that the Company both positively intends and has the ability to hold to maturity are classified as securities held to maturity and are carried at amortized cost.  Intent and ability to hold are not considered satisfied when a security is available to be sold in response to changes in interest rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy.

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

Allowance for Loan Losses
The allowance for loan losses is maintained at a level that, in the opinion of management, is adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date.  The adequacy of the allowance is evaluated on an ongoing basis.  Management considers various sources of information including analyses of specific loans reviewed for impairment, statistics from the internal credit risk rating process, reports on the payment performance of portfolio segments not subject to individual risk ratings, historical loss experience, portfolio concentration statistics and reports on general and local economic conditions and the economic fundamentals of specific industries that are well-represented in the customer base.  Management also forms a judgment about the level of accuracy inherent in the evaluation process.  Changes in management’s evaluation over time are reflected in the provision for loan losses.

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

For outstanding awards for which the required service period extended beyond December 31, 2005, SFAS No. 123R required Whitney to recognize compensation after that date based on the grant-date fair value of those awards as calculated for pro forma disclosure under the original SFAS No. 123.  As of December 31, 2005, all stock options awarded by the Company were fully vested and exercisable and there were no continuing service requirements.  The service requirements for certain performance-based restricted stock awards did extend beyond December 31, 2005.  During 2005, Whitney recognized compensation expense with respect to restricted stock awards under Accounting Principles Board Opinion (APB) No. 25 and related interpretations.   The expense recognized under APB No. 25 was also based on fair value, but the timing of when fair value was determined and the method of allocating expense over time differed in certain respects from what was required under SFAS No. 123.  Under APB No. 25, the Company recognized no expense with respect to stock option awards in 2005.

Note 16 shows pro forma net income and earnings per share for 2005 assuming Whitney had applied SFAS No. 123 to measure and to recognize share-based compensation.

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

Accounting Standard Developments
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This interpretation clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on its technical merits.  FIN No. 48 also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should no longer be recognized as well as various other accounting, presentation and disclosure matters.  See Note 23 for information on the impact of adopting FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to increase consistency and comparability in fair value measurements and provide for expanded disclosures about the development of such measurements and their effect on earnings.  Although the statement does not require any new fair value measurements, its definition of fair value and the framework it establishes for measuring fair value in generally accepted accounting principles will result in some changes from current practice.  The guidance in this statement is generally effective for Whitney’s 2008 fiscal year.  The effective date has been deferred to 2009 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on at least an annual basis.  The initial application of this standard is not expected to have a material impact on Whitney’s financial condition or results of operations.

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in February 2007.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby reducing the earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for Whitney’s 2008 fiscal year.  The Company has no current plans to elect the fair value option for any specific financial instruments or other items.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This revised standard expands the types of transactions or other events that will qualify as business combinations and requires that all business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values, with limited exceptions.  The standard also requires, among other provisions, that certain contingent assets and liabilities will be recognized at their fair values on the acquisition date.  An acquirer will also recognize contingent consideration at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until the contingency is settled.  Under SFAS No. 141R, acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired.  These and the other provisions of SFAS No. 141R are first effective for Whitney’s business combinations with acquisition dates in 2009.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, was also issued in December 2007.  This standard, which is effective for 2009, governs the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control in subsidiaries.  Whitney currently has no such partially owned consolidated subsidiaries.

NOTE 3
MERGERS AND ACQUISITIONS
On March 2, 2007, Whitney completed its acquisition of Signature Financial Holdings, Inc. (Signature), headquartered in St. Petersburg, Florida, the parent of Signature Bank.  Signature Bank operated seven banking centers in the Tampa Bay metropolitan area and had approximately $270 million in total assets, including $220 million of loans, and $210 million in deposits at acquisition.  The transaction was valued at approximately $61 million, with $13 million paid to Signature’s shareholders in cash and the remainder in Whitney common stock totaling 1.49 million shares.  Applying purchase accounting to this transaction, the Company recorded goodwill of $39 million and a $4 million intangible asset for the estimated value of deposit relationships with a weighted-average life of 2.4 years.  No other material adjustments were required to record Signature’s assets and liabilities at fair value.

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

NOTE 4
FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS

The balance of federal funds sold and short-term investments included the following.
	December 31
(in thousands)	2007	2006
Federal funds sold	$231,175	$110,500
U. S. government agency discount notes	199,540	-
Securities purchased under resale agreements	100,000	200,000
Other short-term interest-bearing investments	3,843	3,579
Total	$534,558	$314,079

    Federal funds were sold on an overnight basis, with the exception of $40 million with a term of less than one month.  The U.S. government agency discount notes and the Company’s investments in U.S. government agency securities under resale agreements at December 31, 2007 mature in less than one month.

NOTE 5
INVESTMENT SECURITIES
    Summary information about securities available for sale and securities held to maturity follows.

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale
December 31, 2007
Mortgage-backed securities	$1,320,466	$7,490	$9,775	$1,318,181
U. S. agency securities	333,243	2,042	576	334,709
Obligations of states and political subdivisions	10,135	140	6	10,269
Other securities	35,643		7	35,636
Total	$1,699,487	$9,672	$10,364	$1,698,795
December 31, 2006
Mortgage-backed securities	$1,230,461	$697	$24,634	$1,206,524
U. S. agency securities	336,969	110	4,051	333,028
U. S. Treasury securities	24,857	-	27	24,830
Obligations of states and political subdivisions	12,215	85	9	12,291
Other securities	35,840	24	24	35,840
Total	$1,640,342	$916	$28,745	$1,612,513
Securities Held to Maturity
December 31, 2007
Obligations of states and political subdivisions	$286,442	$2,896	$894	$288,444
Total	$286,442	$2,896	$894	$288,444
December 31, 2006
Obligations of states and political subdivisions	$273,580	$2,325	$2,112	$273,793
Total	$273,580	$2,325	$2,112	$273,793

    The following summarizes securities with unrealized losses at December 31, 2007 and 2006 by the period over which the security’s fair value had been continuously less than its amortized cost as of each year end.

December 31, 2007	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$20,822	$115	$627,356	$9,659
U.S. agency securities	49,984	16	124,399	560
Obligations of states and political subdivisions	799	2	1,338	4
Other securities	699	1	744	7
Total	$72,304	$134	$753,837	$10,230
Securities Held to Maturity
Obligations of states and political subdivisions	$7,156	$76	$62,236	$818
Total	$7,156	$76	$62,236	$818

December 31, 2006	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$171,835	$281	$891,358	$24,353
U.S. agency securities	29,187	6	220,946	4,045
U.S. Treasury securities	24,830	27	-	-
Obligations of states and political subdivisions	4,615	9	-	-
Other securities	441	9	835	15
Total	$230,908	$332	$1,113,139	$28,413
Securities Held to Maturity
Obligations of states and political subdivisions	$33,490	$279	$68,068	$1,833
Total	$33,490	$279	$68,068	$1,833

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

Substantially all the unrealized losses at December 31, 2007 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  All impaired securities were originally purchased for continuing investment purposes, and management believes that they remain suitable for this purpose in light of current market conditions and Company strategies.  At December 31, 2007, management had both the intent and ability to hold these securities until the market-based impairment is recovered.  No losses for other-than-temporary impairment were recognized in any of the three years ended December 31, 2007.

The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of December 31, 2007.  Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals.  The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
(in thousands)	Cost	Value
Securities Available for Sale
Within one year	$ 233,300	$ 232,805
One to five years	111,923	113,925
Five to ten years	3,253	3,339
After ten years	-	-
Debt securities with single maturities	348,476	350,069
Mortgage-backed securities	1,320,466	1,318,181
Equity and other debt securities	30,545	30,545
Total	$1,699,487	$1,698,795
Securities Held to Maturity
Within one year	$ 71,190	$ 71,567
One to five years	79,153	79,727
Five to ten years	77,495	78,152
After ten years	58,604	58,998
Total	$286,442	$288,444

Proceeds from sales of securities available for sale were $39 million in 2007, $46 million in 2006 and $281 million in 2005.  Substantially all of the proceeds in 2007 and 2006 came from the sale of portions of the portfolios acquired with Signature and Bradenton.  Whitney realized an insignificant gross loss on the sales in 2007 and no gains or losses on the 2006 sales.  In 2005, Whitney realized gross gains of $2.2 million and gross losses of $2.1 million on securities sales.

Securities with carrying values of $1.63 billion at December 31, 2007 and $1.30 billion at December 31, 2006 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.  In these totals were $123 million in 2007 and $129 million in 2006 for securities pledged at the Federal Reserve discount window in connection with the Company’s overall contingency funding plans.

NOTE 6
LOANS
The composition of the Company’s loan portfolio follows.
	December 31
(in thousands)	2007		2006
Commercial, financial and agricultural	$2,822,752	37%	$2,725,531	38%
Real estate – commercial, construction and other	3,477,558	46	3,094,004	44
Real estate – residential mortgage	933,797	12	893,091	13
Individuals	351,594	5	337,790	5
Total	$7,585,701	100%	$7,050,416	100%

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates.  Loans to such related parties carry substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility when originated.  An analysis of the changes in loans to related parties during 2007 follows.

(in thousands)	2007
Beginning balance	$54,137
Additions	31,671
Repayments	(50,598)
Net decrease from changes in related parties	(10,435)
Ending balance	$24,775

Outstanding unfunded commitments and letters of credit to related parties totaled $94 million and $102 million at December 31, 2007 and 2006, respectively.

NOTE 7
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
A summary analysis of changes in the allowance for loan losses follows.

	Years Ended December 31
(in thousands)	2007	2006	2005
Allowance at beginning of year	$75,927	$90,028	$54,345
Allowance of acquired bank	2,791	2,908	3,648
Provision for credit losses	17,600	2,400	37,000
Loans charged off	(17,956)	(25,228)	(10,656)
Recoveries	9,547	5,819	5,691
Net charge-offs	(8,409)	(19,409)	(4,965)
Allowance at end of year	$87,909	$75,927	$90,028

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Years Ended December 31
(in thousands)	2007	2006	2005
Reserve at beginning of year	$1,900	$580	$-
Provision for credit losses	(600)	1,320	580
Reserve at end of year	$1,300	$1,900	$580

NOTE 8
IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY
Information on loans evaluated for possible impairment loss follows.

	December 31
(in thousands)	2007	2006
Impaired loans at year end
Requiring a loss allowance	$ 86,920	$38,308
Not requiring a loss allowance	22,412	12,950
Total recorded investment in impaired loans	$109,332	$51,258
Impairment loss allowance required at year end	$22,590	$9,773
Average recorded investment in impaired loans during the year	$65,751	$54,387

The following is a summary of nonperforming loans and foreclosed assets and surplus property.

	December 31
(in thousands)	2007	2006
Loans accounted for on a nonaccrual basis	$120,096	$55,992
Restructured loans	-	-
Total nonperforming loans	$120,096	$55,992
Foreclosed assets and surplus property	$4,624	$800

Interest income is recognized on certain nonaccrual loans as payments are received.  Interest payments on other nonaccrual loans are accounted for under the cost recovery method, but this interest may later be recognized in income when loan collections exceed expectations or when workout efforts result in fully rehabilitated credits.  The following compares estimated contractual interest income on nonaccrual loans and restructured loans with the cash-basis and cost-recovery interest actually recognized on these loans.

	Years Ended December 31
(in thousands)	2007	2006	2005
Contractual interest	$7,967	$5,903	$3,347
Interest recognized	1,345	1,249	2,223
Decrease in reported interest income	$6,622	$4,654	$1,124

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

The revenues and direct expenses related to these grandfathered property interests that are included in the statements of income follow.

	Years Ended December 31
(in thousands)	2007	2006	2005
Revenues	$4,375	$1,944	$2,207
Direct expenses	236	218	210

NOTE 9
BANK PREMISES AND EQUIPMENT
A summary of bank premises and equipment by asset classification follows.

	December 31
(in thousands)	2007	2006
Land	$50,262	$47,380
Buildings and improvements	203,093	186,967
Equipment and furnishings	125,412	117,703
	378,767	352,050
Accumulated depreciation	(188,672)	(176,941)
Total bank premises and equipment	$190,095	$175,109

Provisions for depreciation and amortization included in noninterest expense were as follows.

	Years Ended December 31
(in thousands)	2007	2006	2005
Buildings and improvements	$ 8,062	$ 7,298	$ 6,830
Equipment and furnishings	9,375	8,412	6,759
Total depreciation and amortization expense	$17,437	$15,710	$13,589

At December 31, 2007, the Bank was obligated under a number of noncancelable operating leases, substantially all related to premises.  Certain of these leases have escalation clauses and renewal options.  Total rental expense was $9.8 million in 2007, $7.5 million in 2006 and $5.1 million in 2005.

As of December 31, 2007, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows.

(in thousands)
2008	$ 10,082
2009	9,004
2010	7,235
2011	6,561
2012	5,363
Later years	46,348
Total	$84,593

NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets consist mainly of identifiable intangibles, such as the value of deposit relationships, and goodwill acquired in business combinations accounted for as purchases.  Note 3 presents information on goodwill and other intangible assets acquired in 2007.  There were no dispositions of intangible assets during 2007.

Goodwill is tested for impairment at least annually.  No indication of goodwill impairment was identified in the annual assessments as of September 30, 2007 and 2006.  The balance of goodwill that will not generate future tax deductions was $322 million at December 31, 2007.

    Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The Company’s only significant identifiable intangible assets reflect the value of deposit relationships, all of which have finite lives.  The weighted-average remaining life of identifiable intangible assets was approximately two years at December 31, 2007.

The carrying value of intangible assets subject to amortization was as follows.

	December 31, 2007			December 31, 2006
	Purchase	Accumulated	Carrying	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value	Value	Amortization	Value
Deposit relationships and other
identifiable intangibles	$49,318	$32,215	$17,103	$54,003	$31,960	$22,043
Unidentifiable intangibles	-	-	-	11,321	10,037	1,284
Total	$49,318	$32,215	$17,103	$65,324	$41,997	$23,327

Amortization of intangible assets included in noninterest expense was as follows.

	Years Ended December 31
(in thousands)	2007	2006	2005
Deposit relationships and other identifiable intangibles	$ 9,595	$ 8,713	$6,548
Unidentifiable intangibles	1,284	1,713	1,713
Total amortization	$10,879	$10,426	$8,261

The following shows estimated amortization expense for the five succeeding years, calculated based on current amortization schedules.

(in thousands)
2008	$7,102
2009	4,533
2010	2,175
2011	1,505
2012 and thereafter	1,788

NOTE 11
DEPOSITS
The composition of deposits was as follows.
	December 31
(in thousands)	2007	2006
Noninterest-bearing demand deposits	$2,740,019	$2,947,997
Interest-bearing deposits:
NOW account deposits	1,151,988	1,099,408
Money market deposits	1,229,715	1,185,610
Savings deposits	879,609	965,652
Other time deposits	823,884	750,165
Time deposits $100,000 and over	1,758,574	1,484,476
Total interest-bearing deposits	5,843,770	5,485,311
Total deposits	$8,583,789	$8,433,308

Deposits include funds of public entities, such as states and municipalities, and certain other deposits that are subject to collateral requirements.  Public funds and other collateralized deposits totaled $457 million and $499 million at December 31, 2007 and 2006, respectively, including time deposits of $251 million at the end of 2007 and $263 million at the end of 2006.

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $705 million and $486 million at December 31, 2007 and 2006, respectively, and most of these deposits mature on a daily basis.  Scheduled maturities of all time deposits at December 31, 2007 were as follows.

(in thousands)
2008	$2,463,396
2009	80,835
2010	37,276
2011	384
2012 and thereafter	567
Total	$2,582,458

NOTE 12
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.
	December 31
(in thousands)	2007	2006
Securities sold under agreements to repurchase	$771,717	$438,643
Federal funds purchased	98,302	38,012
Treasury Investment Program	40,000	22,878
Total short-term borrowings	$910,019	$499,533

The Bank borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to its deposit customers.  Repurchase agreements generally mature daily.  The Bank has the ability to exercise legal authority over the underlying securities.  Mortgage-backed securities issued or guaranteed by U.S. government agencies and other agency securities with a fair value of $787 million were sold under repurchase agreements at December 31, 2007.

Additional information about securities sold under repurchase agreements follows.

(dollars in thousands)	2007	2006	2005
At December 31
Interest rate	3.15%	3.91%	2.73%
Balance	$771,717	$438,643	$280,390
Average for the year
Effective interest rate	3.80%	3.76%	1.91%
Balance	$583,754	$491,619	$373,501
Maximum month-end outstanding	$771,717	$592,685	$451,480

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis. Additional information about federal funds purchased follows.

(dollars in thousands)	2007	2006	2005
At December 31
Interest rate	3.76%	4.94%	4.01%
Balance	$98,302	$38,012	$99,595
Average for the year
Effective interest rate	4.94%	4.80%	3.20%
Balance	$48,128	$61,560	$165,813
Maximum month-end outstanding	$98,302	$161,869	$387,346

From time to time, the Bank uses advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds.  The Bank made no use of short-term FHLB advances during 2007 and 2006.  The advances assumed with Signature in 2007 and with Bradenton in 2006 were repaid shortly after these acquisitions.  During 2005, the Bank borrowed $92 million on average under short-term FHLB advances with an effective interest rate of 3.12%, and the maximum month-end balance was $150 million.  The FHLB makes advances on a secured basis.

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

NOTE 13
LONG-TERM DEBT
Long-term debt consisted of the following.
	December 31
(in thousands)	2007	2006
Subordinated notes payable	$149,758	$ -
Other long-term debt	15,697	17,394
Total long-term debt	$165,455	$17,394

In March 2007, the Bank issued $150 million in subordinated notes with an interest rate of 5.875% and a maturity date of April 1, 2017.  These notes qualify as capital for the calculation of the regulatory ratio of total capital to risk-weighted assets, subject to certain limitations as they approach maturity.

In connection with a bank acquisition, the Company assumed obligations under subordinated debentures payable to unconsolidated trusts which issued trust preferred securities.  The carrying value of this mix of fixed-rate and variable-rate debentures was $13.4 million at December 31, 2007 and $16.8 million at December 31, 2006 and is included with other long-term debt above.  The weighted-average yield was approximately 5.61% at year-end 2007.  The debentures have maturities from 2031 through 2033, but they may be called with prior regulatory approval beginning at various dates from 2008 through 2011.  Subject to certain adjustments, these debentures currently qualify as capital for the calculation of regulatory capital ratios.

NOTE 14
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities at December 31, 2007 and 2006 were as follows.
	December 31
(in thousands)	2007	2006
Other Assets
Net deferred income tax asset	$ 51,718	$ 66,914
Low-income housing tax credit fund investments	13,161	15,639
Cash surrender value of life insurance	12,258	9,134
Prepaid expenses	7,736	7,283
Insurance claim receivable	-	5,489
Miscellaneous investments, receivables and other assets	34,677	23,187
Total other assets	$119,550	$127,646
Accrued Expenses and Other Liabilities
Accrued taxes and other expenses	$ 27,969	$ 21,020
Dividend payable	15,913	14,704
Liability for pension benefits	33,956	21,318
Obligation for postretirement benefits other than pensions	15,196	27,128
Reserve for losses on unfunded credit commitments	1,300	1,900
Miscellaneous payables, deferred income and other liabilities	17,852	18,673
Total accrued expenses and other liabilities	$112,186	$104,743

NOTE 15
EMPLOYEE BENEFIT PLANS
Retirement Plans
Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements.  The benefits are based on an employee’s total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment.  Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate.  Based on currently available information, the Company anticipates making a contribution of approximately $8 million during 2008.

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
The following table details the changes in the actuarial present value of the qualified and nonqualified pension benefit obligations and in the plans’ assets for the years ended December 31, 2007 and 2006.  The table also shows the funded status of each plan at each year end and the amounts recognized in the Company’s consolidated balance sheets.  Whitney uses a December 31 measurement date for all of its defined benefit retirement plans and other postretirement benefit plans.

	2007		2006
(in thousands)	Qualified	Nonqualified	Qualified	Nonqualified
Changes in benefit obligation
Benefit obligation, beginning of year	$148,366	$9,227	$142,643	$8,212
Service cost for benefits	7,862	420	7,597	391
Interest cost on benefit obligation	8,669	577	7,774	474
Net actuarial (gain) loss	(599)	587	(4,477)	198
Benefits paid	(5,332)	(48)	(5,171)	(48)
Benefit obligation, end of year	158,966	10,763	148,366	9,227
Changes in plan assets
Plan assets at fair value, beginning of year	136,275	-	125,347	-
Actual return on plan assets	5,356	-	16,621	-
Employer contribution	-	48	-	48
Benefits paid	(5,332)	(48)	(5,171)	(48)
Plan expenses	(526)	-	(522)	-
Plan assets at fair value, end of year	135,773	-	136,275	-
Funded status and pension liability recognized	$(23,193)	$(10,763)	$(12,091)	$(9,227)

The weighted-average assumptions used to determine the benefit obligation for both the qualified and nonqualified plans at December 31, 2007 and 2006 follow.

	2007	2006
Discount rate	6.00%	5.75%
Rate of future compensation increases	3.58	3.58

The accumulated benefit obligation was $137 million and $128 million, respectively, for the qualified plan at December 31, 2007 and 2006, and $10.2 million and $8.5 million, respectively, for the nonqualified plan.  The calculation of the accumulated benefit obligation ignores the assumption about future compensation levels.

Benefit payments under the qualified and nonqualified plans are expected to total $6.5 million in 2008, $7.3 million in 2009, $8.0 million in 2010, $8.6 million in 2011, $9.5 million in 2012, and $59.9 million for the next five years combined.  These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2007.

The components of net periodic pension expense were as follows for the qualified and nonqualified plans.

	2007		2006		2005
(in thousands)	Qualified	Nonqualified	Qualified	Nonqualified	Qualified	Nonqualified
Service cost for benefits in period	$7,862	$420	$7,597	$391	$6,926	$395
Interest cost on benefit obligation	8,669	577	7,774	474	7,208	415
Expected return on plan assets	(10,695)	-	(9,838)	-	(8,352)	-
Amortization of:
Net actuarial loss	906	284	1,763	227	920	181
Prior service credit	(108)	(8)	(107)	(9)	(108)	(9)
Transition obligation	-	-	-	53	-	57
Net periodic pension expense	$6,634	$1,273	$7,189	$1,136	$6,594	$1,039

The Company used the following weighted-average assumptions in determining the net pension expense for both the qualified and nonqualified plans for each of the three years in the period ended December 31, 2007.

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Rate of future compensation increases	3.58	3.58	4.00
Expected long-term return on plan assets	8.00	8.00	8.00

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), was effective as of the end of 2006. This statement requires that an employer recognize the funded status of a benefit plan as an asset or liability in its statement of financial position.  To recognize the funded status of the plans upon initial adoption as of December 31, 2006, the Company eliminated the remaining prepaid pension asset for the qualified plan of $8.1 million and increased the pension liability by $12.6 million.  The corresponding charge, representing the remaining unrecognized net actuarial loss of $22.4 million and an unrecognized net prior service credit of $.2 million at adoption, was reported, net of tax, as a $13.5 million adjustment of accumulated other comprehensive loss at year-end 2006.  Beginning in 2007, the gains or losses and prior service costs or credits with respect to a retirement benefit plan that arise in a period but are not immediately recognized as components of net periodic benefit expense are recognized, net of tax, as a component of other comprehensive income.  The amounts included in accumulated other comprehensive income are adjusted as they are recognized as components of net periodic benefit expense in subsequent periods.

The following table shows changes in the amounts recognized in accumulated other comprehensive income or loss during 2007 for both the qualified and nonqualified plans.

	Net actuarial	Prior service			Total,
(in thousands)	gain (loss)	(cost) credit	Total	Tax effect	net of tax
Balance at December 31, 2006	$(22,381)	$152	$(22,229)	$7,780	$(14,449)
Changes arising during the period	(5,853)	-	(5,853)	2,048	(3,805)
Adjustments for amounts recognized in
net periodic benefit cost	1,190	(116)	1,074	(377)	697
Recognized in comprehensive income (loss)	(4,663)	(116)	(4,779)	1,671	(3,108)
Balance at December 31, 2007	$(27,044)	$36	$(27,008)	$9,451	$(17,557)

The amounts of the net actuarial loss and prior service cost (credit) included in accumulated other comprehensive loss at the end of 2007 that are expected to be recognized as components of net pension expense (benefit) in 2008 for both plans total $1.0 million and $(.1) million, respectively.

The following table shows the percentage allocation of plan assets by investment category at December 31, 2007 and 2006, as well as the long-range average target allocation currently set by the investment manager and the target allocation ranges specified in the plan’s investment policy.

			Long-range
	Actual Allocation		Average	Policy
	2007	2006	Target	Range
Equity securities	67%	73%	55%	40-70%
Corporate debt securities	13	11
U. S. Treasury and government agency securities	18	14
Total debt securities	31	25	40	30-50
Cash investments	2	2	5	0-10
Total	100%	100%

Whitney determines its assumption regarding the expected long-term return on plan assets with reference to the plan’s investment policy and practices, including the tolerance for market and credit risk, and historical returns for benchmark indices specified in the policy.   The policy communicates risk tolerance in terms of diversification criteria and constraints on investment quality.  The plan may not hold debt securities of any single issuer, except the U.S. Treasury and U.S. government agencies, in excess of 10% of plan assets.  In addition, all purchases for the debt portfolio are limited to investment grade securities of less than 10 years’ maturity.  The policy also calls for diversification of equity holdings across business segments and states a preference for holdings in companies that demonstrate consistent growth in earnings and dividends.  No company’s equity securities shall comprise more than 5% of the plan’s total market value.  Limited use of derivatives is authorized by the policy, but the investment manager has not employed these instruments.

Plan assets included 39,175 shares of Whitney common stock with a value of $1.0 million (.8% of plan assets) at December 31, 2007, and 49,175 shares with a value of $1.6 million (1.2% of plan assets) at December 31, 2006.

Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees.  The Company annually matches the savings of each participant up to 4% of his or her compensation.  Tax law imposes limits on total annual participant savings.  Participants are fully vested in their savings and in the matching Company contributions at all times.  The expense of the Company’s matching contributions was approximately $3.7 million in 2007, $3.4 million in 2006 and $3.2 million in 2005.

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

(in thousands)	2007	2006
Changes in benefit obligation
Benefit obligation, beginning of year	$27,128	$20,150
Service cost for benefits	434	1,784
Interest cost on benefit obligation	999	1,057
Participant contributions	724	671
Net actuarial (gain) loss	(691)	4,903
Plan amendment	(11,777)	-
Benefits paid, net of Medicare subsidy received	(1,621)	(1,437)
Benefit obligation, end of year	15,196	27,128
Changes in plan assets
Plan assets, beginning of year	-	-
Employer contributions	897	766
Participant contributions	724	671
Benefits paid, net of Medicare subsidy received	(1,621)	(1,437)
Plan assets, end of year	-	-
Funded status and postretirement benefit liability recognized	$(15,196)	$(27,128)

Annual benefit payments, net of Medicare subsidies, are expected to range from $1.0 million to $1.4 million over the next ten years.  These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2007.

The discount rates used to determine the present value of the postretirement benefit obligation and the net periodic expense were the same as those shown above for the defined benefit pension plan.  The Company also assumed the following trends in health care costs for the actuarial calculation of the benefit obligation at December 31, 2007 and 2006.

	Pre- and Post-
	Medicare Age Cost
	2007	2006
Cost trend rate for next year	8%	8%
Ultimate rate to which the cost trend rate gradually declines	5	5
Year in which the ultimate trend rate is reached	2011	2010

The components of net periodic postretirement benefit expense were as follows.

(in thousands)	2007	2006	2005
Service cost for benefits in period	$434	$1,784	$1,438
Interest cost on benefit obligation	999	1,057	862
Amortization of:
Net actuarial loss	2,016	722	548
Prior service credit	(1,960)	(564)	(564)
Prior service credit recognized on plan amendment	(734)	-	-
Net periodic postretirement benefit expense	$755	$2,999	$2,284

A 1% increase or decrease in the assumed health care cost trend rates would impact the calculation of the benefit obligation and net periodic expense as follows.

(in thousands)	1% Increase	1% Decrease
Effect on total of service and interest components of expense	$69	$(44)
Effect on postretirement benefit obligation	1,060	(654)

To recognize the funded status of the plan upon initial adoption of SFAS No. 158 in 2006, the Company recorded an additional benefit liability of $13.0 million that represented the remaining unrecognized net actuarial loss of $14.0 million and an unrecognized net prior service credit of $1.0 million at adoption. The corresponding charge was reported, net of tax, as an $8.5 million adjustment of accumulated other comprehensive loss at December 31, 2006.

The following shows changes in the amounts recognized in accumulated other comprehensive income or loss during 2007.

	Net actuarial	Prior service			Total
(in thousands)	gain (loss)	(cost) credit	Total	Tax effect	net of tax
Balance at December 31, 2006	$(14,061)	$1,019	$(13,042)	$4,565	$(8,477)
Changes arising during the period:
Plan amendment	600	10,444	11,044	(3,865)	7,179
Other changes arising during the period	714	-	714	(250)	464
Adjustments for amounts recognized in
net periodic benefit cost	2,016	(1,960)	56	(20)	36
Recognized in comprehensive income (loss)	3,330	8,484	11,814	(4,135)	7,679
Balance at December 31, 2007	$(10,731)	$9,503	$(1,228)	$430	$(798)

The amounts of the net actuarial loss and prior service credit included in accumulated other comprehensive loss at the end of 2007 that are expected to be recognized as components of net postretirement benefit expense (benefit) in 2008 are $2.1 million and $(2.2) million, respectively.

NOTE 16
SHARE-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate share-based compensation.  The plans for both employees and directors have been approved by the Company’s shareholders.  The most recent long-term incentive plan for key employees was approved in 2007 (the 2007 plan).

The Compensation and Human Resources Committee of the Board of Directors administers the employee plans, designates who will participate and authorizes the awarding of grants.  Under the 2007 plan, participants may be awarded stock options, restricted stock and stock units, including those subject to the attainment of performance goals, and stock appreciation rights, as well as other stock-based awards that the Committee deems consistent with the plan’s purposes.  These are substantially the same as the awards that were available under prior plans.  To date, the Committee has awarded both stock options as well as performance-based and tenure-based restricted stock and restricted stock units under the 2007 plan or prior plans.

The 2007 plan authorizes awards with respect to a maximum of 3,200,000 Whitney common shares.  Shares subject to awards that have been settled in cash are not counted against the maximum authorization.  At December 31, 2007, the Committee could make future awards with respect to 2,560,875 shares.  This remaining authorization reflects a reduction for the maximum number of shares that could be issued with respect to performance-based awards under this plan until the performance measurement periods have been completed and the final performance adjustment is known.  The stock issued for employee or director awards may come from unissued shares or shares held in treasury.

The directors’ plan provides for the annual award of stock grants and stock options to each nonemployee director.  Under this plan as originally implemented, Whitney was authorized to issue an aggregate number of common shares not exceeding 3% of the Company’s outstanding shares, but in no event more than 1,687,500 shares. The Board of Directors has subsequently amended the plan to reduce the authorized shares to no more than 937,500. At December 31, 2007, 380,141 shares remain available for future award and issuance under the directors’ plan.

Employees forfeit the restricted stock units granted in 2007 and 2006 if they terminate employment within three years of the award date, although they can retain a prorated number of units in the case of retirement, death, disability and, in limited circumstances, involuntary termination.  During the three-year period, they cannot transfer or otherwise dispose of the units awarded.  The performance-based restricted stock units that ultimately vest will be determined with reference to Whitney’s financial performance over a three-year period in relation to that of a designated peer group.  Prior to 2006, the Company had awarded performance-based restricted stock, but with substantially the same terms as the performance-based restricted units.  All employee restricted stock and stock units would vest and the restrictions on their shares would lapse upon a change in control of the Company.  The directors’ stock grants are fully vested upon award.

The following table recaps changes during 2007 in the number of shares that are expected to ultimately be issued with respect to employees’ performance-based and tenure-based restricted stock and stock units, taking into consideration expected performance factors but not expected forfeitures.

	Tenure-based		Performance-based
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at December 31, 2006	-	$-	1,218,240	$32.40
Granted	105,175	28.76	305,375	27.33
Net change on updated performance estimates	-	-	48,240	32.82
Vested	-	-	(342,980)	29.08
Actual forfeitures	(500)	28.76	(25,304)	33.17
Nonvested at December 31, 2007 (a)	104,675	$28.76	1,203,571	$31.58

(a)Performance-based total includes 858,738 shares that could be issued with respect to awards whose performance measurement periods were not completed by December 31, 2007.  The maximum shares that potentially could be issued with respect to these awards total 1,010,280.  Under certain levels of  performance, no shares would be issued.

The Company recognized compensation expense with respect to employee restricted stock and stock units of $13.3 million in 2007, $12.0 million for 2006 and $9.4 million in 2005.  The income tax benefits associated with this compensation were approximately $4.7 million, $4.2 million and $3.3 million, respectively, in 2007, 2006 and 2005.  Unrecognized compensation related to restricted stock and stock units expected to vest totaled $19.5 million at December 31, 2007.  This compensation will be recognized over an expected weighted-average period of 1.9 years.  The total fair value of the restricted stock that vested during 2007 was $10.4 million, based on the closing market price of Whitney’s common stock on the vesting date.  The fair value of vested restricted stock totaled $10.3 million in 2006 and $8.0 million in 2005.

Directors’ stock grants totaled 8,100 shares in 2007, 8,775 shares in 2006 and 10,125 shares in 2005.  The aggregate grant date fair value of these awards was $244,000 in 2007, $310,000 in 2006 and $330,000 in 2005.

The following table summarizes combined stock option activity under the employee and director plans.

		Weighted-
		Average
	Number	Exercise Price
Outstanding at December 31, 2004	3,012,497	$22.47
Options granted	506,325	31.73
Options exercised	(591,216)	20.80
Options forfeited	(19,562)	28.76
Outstanding at December 31, 2005	2,908,044	24.38
Options granted	297,300	35.40
Options exercised	(379,864)	21.29
Options forfeited	(8,250)	30.43
Outstanding at December 31, 2006	2,817,230	25.95
Options granted	239,450	29.06
Options exercised	(191,027)	21.08
Options forfeited	(52,675)	31.40
Outstanding at December 31, 2007	2,812,978	$26.44
Exercisable at December 31, 2007	2,400,278	$25.41

Employees can first exercise their stock options from the 2007 and 2006 awards three years from the grant date, provided they are still employed.   A prorated number of options can vest and become immediately exercisable upon an employee’s retirement, death or disability within this three-year period, and all options would vest upon a change in control of the Company.  All employee options expire after ten years, although an earlier expiration applies in the case of retirement, death or disability.  The exercise price for employee options is set at an amount not lower than the opening market price for Whitney’s stock on the grant date.  Before 2006, employee stock options were awarded without the three-year service requirement, but otherwise had substantially the same terms as the options awarded in 2007 and 2006.  Directors’ stock options are immediately exercisable and expire no later than ten years from the grant date.  The exercise price for directors’ options is set at the closing market price for the Company’s stock on the grant date.

The following table presents certain additional information about stock options as of December 31, 2007.  The intrinsic value of an option is the excess of the closing market price of Whitney’s common stock over its exercise price.

(dollars in thousands,		Weighted-
except per share data)		Average	Weighted-	Aggregate
		Years to	Average	Intrinsic
Range of Exercise Prices	Number	Expiration	Exercise Price	Value
Options Exercisable
$15.31-$18.86	447,298	2.5	$17.72
$20.52-$24.44	807,074	4.1	22.60
$28.86-$29.83	593,406	6.5	28.95
$30.10-$35.37	552,500	7.8	31.94
$15.31-$35.37	2,400,278	5.1	$25.41	$6,636
Options Outstanding
$15.31-$35.41	2,812,978	5.7	$26.44	$6,636

The following table provides information on total cash proceeds received on option exercises, the intrinsic value of options exercised by employees and directors based on the Company’s closing stock price as of the exercise dates, and related tax benefits realized by Whitney.  The tax benefit in each year was credited to capital surplus.  The impact of the tax benefit was reported as a cash flow from financing activities in the consolidated statement of cash flows for 2007 and 2006 and as a cash flow from operations in 2005.
	Years Ended December 31
(in thousands)	2007	2006	2005
Proceeds from option exercises	$3,813	$7,323	$11,767
Intrinsic value of option exercised	1,703	5,068	5,983
Tax benefit realized	475	1,503	1,738

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

The following shows pro forma net income and earnings per share for 2005 assuming Whitney had applied SFAS No. 123 to measure and to recognize share-based compensation expense for that year.

(in thousands, except per share data)	2005
Net income	$102,349
Share-based compensation expense included in reported net income,
net of related tax effects	6,091
Share-based compensation expense determined under fair value-based
method for all awards, net of related tax effects	(7,696)
Pro forma net income	$100,744
Earnings per share:
Basic - as reported	$1.65
Basic - pro forma	1.62
Diluted - as reported	1.63
Diluted - pro forma	1.60

The fair values of the stock options were estimated as of the grant dates using the Black-Scholes option-pricing model.  The significant assumptions made in applying the option-pricing model are shown in following table.  Both the volatility assumption and the weighted-average life assumption were based primarily on historical experience.

	2007	2006	2005
Weighted-average expected annualized volatility	21.17%	22.85%	22.97%
Weighted-average option life (in years)	6.61	5.40	5.60
Expected annual dividend yield	3.50%	3.25%	3.14%
Weighted-average risk-free interest rate	4.96%	5.14%	3.87%
Weighted-average grant date fair value of options awarded	$5.83	$7.40	$6.09

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

Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized.  For an institution to qualify as well-capitalized, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively. If an institution fails to remain well-capitalized, it will be subject to a series of operating restrictions that increase as the capital condition worsens.  An institution’s capital level is also an important factor in determining the deposit insurance premium it pays under the FDIC’s risk-based assessment system.  As of December 31, 2007 and 2006, the Bank was categorized as well-capitalized.

The actual capital amounts and ratios for the Company and the Bank are presented in the following tables, together with the corresponding capital amounts determined using regulatory guidelines.

(dollars in thousands)	Actual			Well-
December 31, 2007	Amount	Ratio	Minimum(a)	Capitalized(b)
Leverage (Tier 1 Capital to Average Assets):
Company	$911,141	8.79%	$414,683	(c)
Bank	792,175	7.66	413,744	$517,180
Tier 1 Capital (to Risk-Weighted Assets):
Company	911,141	10.10	360,954	(c)
Bank	792,175	8.80	360,016	540,024
Total Capital (to Risk-Weighted Assets):
Company	1,150,108	12.75	721,909	(c)
Bank	1,031,011	11.46	720,033	900,041
December 31, 2006
Leverage (Tier 1 Capital to Average Assets):
Company	$853,774	8.76%	$389,706	(c)
Bank	775,536	7.98	388,964	$486,204
Tier 1 Capital (to Risk-Weighted Assets):
Company	853,774	10.24	333,637	(c)
Bank	775,536	9.32	332,857	499,285
Total Capital (to Risk-Weighted Assets):
Company	931,601	11.17	667,274	(c)
Bank	853,292	10.25	665,714	832,142
(a) Minimum capital required for capital adequacy purposes.
(b) Capital required for well-capitalized status under regulatory framework for prompt corrective action.
(c) Not applicable.

Other Regulatory Matters
Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders.  There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company.  During 2008, the Bank will have available an amount equal to approximately $113 million plus its current net income to declare as dividends to the Company without prior regulatory approval.  At December 31, 2007, the Company had approximately $126 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its shareholders and other corporate purposes.

Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations.  Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral.  The Bank made no loans to the Company during 2007 and 2006.

Banks are required to maintain currency and coin or a noninterest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits.  During 2007 and 2006, the Bank covered substantially all of its reserve maintenance requirement with balances of coin and currency.

NOTE 18
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
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

Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  A substantial majority of standby letters of credit outstanding at year-end 2007 have a term of one year or less.

The Bank’s exposure to credit losses from these financial instruments is represented by their contractual amounts.  The Bank follows its standard credit policies in approving loan facilities and financial guarantees and requires collateral support if warranted.  The required collateral could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.  See Note 7 for a summary analysis of changes in the reserve for losses on unfunded credit commitments.

A summary of off-balance sheet financial instruments follows.
	December 31
(in thousands)	2007	2006
Loan commitments – revolving	$2,475,656	$2,261,861
Loan commitments – nonrevolving	534,673	471,264
Credit card and personal credit lines	551,748	528,276
Standby and other letters of credit	391,922	385,478

NOTE 19
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of estimated fair value information about certain on- and off-balance-sheet financial instruments where it is practicable to estimate those values.  If quoted market prices are not available, which is true for many of Whitney’s financial instruments, the Company estimates fair value using present value or other valuation techniques.  The assumptions used in applying these techniques, such as those concerning appropriate discount rates and estimates of future cash flows, require considerable judgment and significantly affect the resulting fair value estimates.  In addition, no value estimate is assigned to future business opportunities from long-term customer relationships underlying certain financial instruments.  Accordingly, the derived fair value estimates may not indicate the amount the Company could realize in a current settlement of the financial instruments.  Reasonable comparability of fair value estimates between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous assumptions involved.  The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.

The following significant methods and assumptions were used by the Company to estimate the fair value of financial instruments:
Cash, federal funds sold and short-term investments– The carrying amount was used as a reasonable estimate of the fair value of cash and due from financial institutions, federal funds sold and short-term investments.
Investment in securities– Fair values of securities were based on quoted market prices obtained from independent pricing services.
Loans– Loans with no significant change in credit risk and with rates that are repriced in coordination with movements in market rates were valued at carrying amounts.  The fair values of other loans were estimated by discounting scheduled cash flows to maturity using current rates at which loans with similar terms would be made to borrowers of similar credit quality.  Appropriate adjustments were made to reflect probable credit losses.
Deposits – SFAS No. 107 requires that deposits without a stated maturity, such as noninterest-bearing demand deposits, NOW account deposits, money market deposits and savings deposits, be assigned fair values equal to the amounts payable upon demand (carrying amounts).  Deposits with a stated maturity were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturity.
Short-term borrowings– Short-term borrowings are valued fairly at their carrying amounts.
Long-term debt– The fair value of long-term debt was estimated by discounting contractual payments at current market interest rates.
Off-balance sheet financial instruments– Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit.  The fair values of such instruments were estimated using fees currently charged for similar arrangements in the market, adjusted for changes in terms and credit risk as appropriate.  The estimated fair values of these instruments were not material.

The estimated fair values of the Company’s financial instruments follow.

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
ASSETS:
Cash and short-term investments	$824,757	$824,757	$632,244	$632,244
Investment securities	1,985,237	1,987,239	1,886,093	1,886,306
Loans held for sale	16,575	16,840	26,966	27,380
Loans, net	7,497,792	7,503,265	6,974,489	6,926,462
LIABILITIES:
Deposits	8,583,789	8,588,181	8,433,308	8,432,291
Short-term borrowings	910,019	910,019	499,533	499,533
Long-term debt	165,455	161,021	17,394	17,515

NOTE 20
CONTINGENCIES
Legal Proceedings
The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business.  After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Indemnification Obligation
In October 2007, Visa Inc. completed restructuring transactions that modified the obligation of members of Visa USA, including Whitney, to indemnify Visa against pending and possible settlements of certain litigation matters.  Whitney recorded a $1.0 million liability for the estimated value of its obligations under the indemnification agreement.  Visa Inc. plans to use a portion of the proceeds from an initial public offering of its shares to establish an escrow account that will fund any settlement of these matters.  The amount of offering proceeds escrowed for litigation settlements will reduce the number of shares of Visa stock to which Whitney will ultimately be entitled as a result of the restructuring.

Insurance Matters Related to Natural Disaster
During the third quarter of 2007, Whitney reached a final settlement on insurance claims primarily arising from the hurricanes that struck portions of its market area in late summer of 2005.  With this settlement, the Company recognized a gain of $31.3 million.  This gain mainly related to insured costs to replace or restore banking premises and equipment that are capitalized and that exceed the carrying value of the damaged properties.

NOTE 21
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Years Ended December 31
(in thousands)	2007	2006	2005
Credit-related fees	$5,417	$5,307	$5,029
Investment services income	5,836	4,994	3,655
ATM fees	5,374	5,154	4,085
Other fees and charges	4,818	4,511	3,745
Other operating income	35,181	3,201	4,536
Net gains on sales and other revenue from foreclosed assets	5,109	2,102	2,692
Net gains (losses) on disposals of surplus property	(100)	(57)	1,369
Total	$61,635	$25,212	$25,111

Other operating income in 2007 includes a $31.3 million gain related to an insurance settlement as discussed in Note 20.

NOTE 22
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Years Ended December 31
(in thousands)	2007	2006	2005
Security and other outsourced services	$15,735	$14,755	$10,493
Advertising and promotion	4,740	6,999	4,436
Operating supplies	4,120	4,419	3,853
Bank card processing services	4,008	3,508	3,036
Deposit insurance and regulatory fees	2,462	2,494	2,160
Miscellaneous operating losses	4,140	8,449	6,044
Other operating expense	20,383	25,050	19,348
Total	$55,588	$65,674	$49,370

NOTE 23
INCOME TAXES
The components of income tax expense (benefit) follow.

	Years Ended December 31
(in thousands)	2007	2006	2005
Included in net income
Current
Federal	$67,692	$68,799	$52,538
State	3,297	2,366	2,084
Total current	70,989	71,165	54,622
Deferred
Federal	3,445	(2,121)	(11,030)
State	(124)	120	(585)
Total deferred	3,321	(2,001)	(11,615)
Total included in net income	$74,310	$69,164	$43,007
Included in shareholders’ equity
Deferred tax related to the change in the
net unrealized gain or (loss) on securities	$9,497	$1,154	$(9,298)
Deferred tax related to the change in the pension
and other post-retirement benefits liabilities	2,463	46	(534)
Current tax related to nonqualified stock options
and restricted stock	(998)	(2,582)	(2,107)
Total included in shareholders’ equity	$10,962	$(1,382)	$(11,939)

Deferred income tax expense included in shareholders’ equity for 2006 does not include the tax effect associated with the additional liabilities for pension and other postretirement benefits that were recorded as of December 31, 2006 on the adoption of SFAS No. 158.  The charge for these additional liabilities was shown, net of the tax effect of $11.8 million, as an adjustment to ending accumulated other comprehensive loss in the consolidated statements of changes in shareholders’ equity for 2006.  See Note 15 for additional information on the adoption of SFAS No. 158.

The effective rate of tax included in net income differed from the statutory federal income tax rate because of the following factors.

	Years Ended December 31
(in percentages)	2007	2006	2005
Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from
Tax exempt income	(1.52)	(1.69)	(2.50)
Low income housing credits	(1.07)	(1.10)	(1.64)
Disaster-relief credit	(.16)	(.33)	(1.31)
State income tax and miscellaneous items	.72	.47	.04
Effective tax rate	32.97%	32.35%	29.59%

Federal disaster-relief legislation provided for a tax credit to businesses in storm-affected areas based on certain salaries paid to qualifying employees.  Application of this provision reduced Whitney’s income tax expense by $.4 million in 2007, $.7 million in 2006 and $1.9 million in 2005.

Temporary differences arise between the tax bases of assets or liabilities and their reported amounts in the financial statements.  The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities.  The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow.

	December 31
(in thousands)	2007	2006
Deferred tax assets:
Allowance for credit losses and losses on foreclosed assets	$31,041	$26,970
Employee compensation and benefits	31,323	28,363
Net unrealized loss on securities available for sale	242	9,740
Unrecognized interest income	4,848	5,124
Other	7,485	6,421
Total deferred tax assets	74,939	76,618
Deferred tax liabilities:
Depreciable and amortizable assets	14,274	8,316
Gain recognized on casualty insurance settlement	7,262	-
Other	1,685	1,388
Total deferred tax liabilities	23,221	9,704
Net deferred tax asset	$51,718	$66,914

As discussed in Note 2, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  At adoption, Whitney reduced its liability for unrecognized tax benefits from uncertain tax positions by $.7 million with a corresponding increase to beginning retained earnings for 2007.  The liability for unrecognized tax benefits was approximately $.3 million at both the adoption of FIN 48 and December 31, 2007, and changes in the liability during the year were insignificant.  The Company does not expect the liability for unrecognized tax benefits to change significantly during 2008. Whitney recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2007 were insignificant.

The Company and its subsidiaries file a consolidated federal income tax return and various separate company state returns.  With few exceptions, the returns for years before 2004 are not open for examination by federal or state taxing authorities.

NOTE 24
STOCK REPURCHASE PROGRAM
In November 2007, the Board of Directors authorized the Company to repurchase up to 4 million shares of its common stock.  As of December 31, 2007, Whitney had repurchased 1,895,091 shares at an average cost of $26.13 per share under this program.  The program extends through December 2008.

NOTE 25
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows.

	Years Ended December 31
(dollars in thousands, except per share data)	2007	2006	2005
Numerator:
Net income	$151,054	$144,645	$102,349
Effect of dilutive securities	-	-	-
Numerator for diluted earnings per share	$151,054	$144,645	$102,349
Denominator:
Weighted-average shares outstanding	66,953,343	64,687,363	62,008,004
Effect of potentially dilutive securities
and contingently issuable shares	904,964	1,165,786	945,289
Denominator for diluted earnings per share	67,858,307	65,853,149	62,953,293
Earnings per share:
Basic	$2.26	$2.24	$1.65
Diluted	2.23	2.20	1.63
Antidilutive stock options	1,060,741	137,090	425,259

NOTE 26
PARENT COMPANY FINANCIAL STATEMENTS
The following financial statements are for the parent company only.  Cash and cash equivalents include noninterest-bearing deposits in the Bank and the demand note receivable from the Bank.

BALANCE SHEETS	December 31
(in thousands)	2007	2006
ASSETS
Investment in bank subsidiary	$1,121,770	$ 969,723
Cash and cash equivalents	125.540	89,968
Investments in nonbank subsidiaries	3,024	3,054
Notes receivable - nonbank subsidiaries	4,184	82,934
Other assets	17,099	17,601
Total assets	$1,271,617	$1,160,280
LIABILITIES
Subordinated debentures	$ 13,389	$ 16,818
Dividends payable	15,914	14,704
Other liabilities	13,578	15,796
Total liabilities	42,881	47,318
SHAREHOLDERS’ EQUITY	1,228,736	1,112,962
Total liabilities and shareholders’ equity	$1,271,617	$1,160,280

STATEMENTS OF INCOME	Years Ended December 31
(in thousands)	2007	2006	2005
Dividend income from bank subsidiary	$80,000	$95,000	$65,000
Equity in undistributed earnings (losses) of subsidiaries
Bank	66,683	45,981	32,510
Nonbanks	21	(11)	102
Other income, net of expenses	4,350	3,675	4,737
Net income	$151,054	$144,645	$102,349

STATEMENTS OF CASH FLOWS	Years Ended December 31
(in thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$151,054	$144,645	$102,349
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed earnings of subsidiaries	(66,704)	(45,970)	(32,612)
Other, net	1,593	(761)	2,080
Net cash provided by operating activities	85,943	97,914	71,817
INVESTING ACTIVITIES
Investments in subsidiaries, net	(13,291)	(41,167)	(55,458)
Loans to nonbank subsidiaries, net of repayments	78,750	(500)	(660)
Net cash used in investing activities	65,459	(41,667)	(56,118)
FINANCING ACTIVITIES
Cash dividends	(77,340)	(68,111)	(61,150)
Proceeds from issuance of stock	6,932	10,113	14,185
Purchases of stock	(52,782)	(3,165)	(52,924)
Share-based compensation reimbursed by bank subsidiary	13,329	5,817	-
Repayment of long-term debt	(3,093)	-	-
Other, net	124	457	-
Net cash used in financing activities	(112,830)	(54,889)	(99,889)
Increase (decrease) in cash and cash equivalents	38,572	1,358	(84,190)
Cash and cash equivalents at beginning of year	86,968	85,610	169,800
Cash and cash equivalents at end of year	$125,540	$86,968	$85,610

The total for cash used to invest in subsidiaries includes net cash paid to acquire Signature Financial Holdings, Inc. in 2007, First National Bancshares, Inc. in 2006 and Destin Bancshares, Inc. in 2005.  The bank subsidiaries acquired with these holding companies were merged into Whitney National Bank.

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

    Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control over Financial Reporting,” which appears in Item 8 on page 43 of this annual report, and “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 on page 44 of this annual report on Form 10-K are incorporated here by reference.

    Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter in the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: OTHER INFORMATION

    None.

PART III

Item 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Whitney has adopted a Code of Ethics and Conduct for Senior Financial Officers and Executive Officers that applies to its chief executive officer, chief financial officer, controller or principal accounting officer, as well as such other persons, including officers of its subsidiaries, identified by resolution of the Board of Directors from time to time as performing similar functions for the Company and any other persons the Board of Directors designates as executive officers.  A copy of the code is available on the Company’s website at www.whitneybank.com.  Whitney will also post on its website at the same address any amendments to the code and any waivers from the code required to be disclosed by the rules of the SEC or the Nasdaq Global Select Market.

In further response to this Item 10, registrant incorporates by reference the section entitled “Executive Officers of the Company” appearing in Item 1 of this Form 10-K and the following sections of its Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC:

•	The subsections entitled “Board of Directors,” “Nominating and Corporate Governance Committee,” and “Audit Committee” of the section entitled “Board of Directors and Its Committees.”
•	The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”
•	The section entitled “Transactions with Related Persons.”

Item 11: EXECUTIVE COMPENSATION

In response to this item, registrant incorporates by reference the following sections of its Proxy Statement for the 2008 Annual Meeting of Shareholders to be to be filed with the SEC:

•	The section entitled “Executive Compensation.”
•	The subsections entitled “Board Committees” and “Compensation and Human Resources Committee” of the section entitled “Board of Directors and Its Committees.”
•	The section entitled “Compensation and Human Resources Committee Interlocks and Insider Participation.”
•	The section entitled “Compensation Discussion and Analysis.”
•	The section entitled “Compensation and Human Resources Committee Report.”

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS

    In partial response to this item, registrant incorporates by reference the sections entitled “Voting Securities and Principal Holders” and “Beneficial Ownership of Directors and Management” of its Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

    The following table summarizes certain information regarding the registrant’s equity compensation plans as of December 31, 2007.  The underlying compensation plans, which are more fully described in Note 16 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, have been previously approved by a vote of the shareholders.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans
approved by shareholders	2,904,765 (1)	$26.44 (2)	2,941,016 (3)
Equity compensation plans
not approved by shareholders	---	---	---
Total	2,904,765	$26.44	2,941,016

(1)
The total includes an aggregate of 2,434,978 shares that can be issued on the exercise of options held by employees.  185,450 shares are subject to options granted under the 2007 Long-Term Compensation Plan (2007 LTCP), 1,152,656 shares are subject to options granted under the 2004 Long-Term Incentive Plan (2004 LTIP), and 1,096,872 shares are subject to options granted under the 1997 Long-Term Incentive Plan (1997 LTIP).  The total also includes an aggregate of 378,000 shares that can be issued on the exercise of options held by nonemployee directors of the Company.  These options were granted under the Directors’ Compensation Plan, as amended and restated.

Also included in the total are 91,787 common stock equivalent units held in deferred compensation accounts maintained for certain of the Company’s directors, which must eventually be distributed as common shares of the Company.  As allowed under the Directors’ Compensation Plan, certain nonemployee directors have deferred receipt of annual stock awards and fees, and the value of these deferrals has been credited to a bookkeeping account maintained for each director.  The value of an account is indexed to the performance of one or more investment options specified in the plans.  One of the investment options is equivalent units of the Company’s common stock.  This option is mandatory for deferred stock awards and was extended by the Directors’ Compensation Plan to deferred compensation account balances maintained under a prior deferred compensation plan. The number of common stock equivalent units allocated to a director’s account for each deferral is based on the fair market value of the Company’s common stock on the deferral date.  The common stock equivalent units are deemed to earn any dividends declared on the Company’s common stock, and additional units are allocated on the dividend payment date based on the stock’s fair market value.

(2)
Represents the weighted-average exercise price of options granted under the 2007 LTCP, the 2004 LTIP, the 1997 LTIP, and the Directors’ Compensation Plan.  It does not include the per share price of common stock equivalent units held in deferred compensation accounts for the benefit of nonemployee directors.  These units are allocated to accounts based on the fair market value of the Company’s common stock on the date of each account transaction.

(3)
Under the 2007 LTCP, the Company is authorized to make awards with respect to a maximum of 3,200,000 of its common shares.  The 2007 LTCP provides for the award of options, stock appreciation rights, restricted stock and restricted stock units that represent common shares, as well as other stock-based awards that the Compensation and Human Resources Committee of the Company’s Board of Directors deems consistent with the plan’s purposes.  Of the total shares authorized, the Company can make awards with respect to a maximum of 2,400,000 shares in a form of full-value awards, i.e., awards other than in the form of stock options or stock appreciations rights and which are settled in stock.  A maximum of 1,000,000 shares may be issued upon exercise of incentive stock options awarded under the 2007 LTCP.  At December 31, 2007, the Company could make future awards under the 2007 LTCP with respect to 2,560,875 shares of its common stock, of which 1,946,325 can be under full-value awards.  No incentive stock options had been awarded under the 2007 LTCP as of December 31, 2007.  This total has been reduced by the maximum number of shares that could be issued with respect to performance-based awards under the 2007 LTCP for which the performance measurement period was not completed by December 31, 2007.

Under the Directors’ Compensation Plan as originally implemented, the Company is authorized to make awards of stock options or common stock and allocations of common stock equivalent units with respect to the lesser of either 1,687,500 common shares or 3% of its issued and outstanding common shares, as determined from time to time.  The Board of Directors subsequently amended the plan to reduce the authorized shares to no more than 937,500.  At December 31, 2007, the Company could make future awards or allocations of common stock equivalent units under the plan with respect to 380,141 shares of its common stock.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this item, registrant incorporates by reference the following sections of its Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC:

·	The section entitled “Transactions with Related Persons.”
•	The first paragraph of the subsection entitled “Board of Directors” in the section entitled “Board of Directors and Its Committees.”
•	The first paragraph of the subsection entitled “Nominating and Corporate Governance Committee” in the section entitled “Board of Directors and Its Committees.”
•	The first paragraph of the subsection entitled “Audit Committee” in the section entitled “Board of Directors and Its Committees.”
•	The first paragraph of the subsection entitled “Role of the Compensation and Human Resources Committee” in the section entitled “Compensation Discussion and Analysis.”

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this item, registrant incorporates by reference the section entitled “Auditors” of its Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements and supplementary data of the Company and its subsidiaries are included in Part II Item 8 of this Form 10-K:

Page Number

Summary of Quarterly Financial Information	42

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets --
December 31, 2007 and 2006	45

Consolidated Statements of Income --
Years Ended December 31, 2007, 2006 and 2005	46

Consolidated Statements of Changes in Shareholders’ Equity --
Years Ended December 31, 2007, 2006 and 2005	47

Consolidated Statements of Cash Flows --
Years Ended December 31, 2007, 2006 and 2005	48

Notes to Consolidated Financial Statements	49

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

Exhibit 10.1 *- Form of Amended and Restated Executive Agreement between Whitney Holding Corporation, Whitney National Bank and certain executive officers.

Exhibit 10.2 *- Form of Amended and Restated Officer Agreement between Whitney Holding Corporation, Whitney National Bank and an executive officer.

Exhibit 10.3*- Whitney Holding Corporation 1997 Long-Term Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.4*- Whitney Holding Corporation 2004 Long-Term Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders dated March 19, 2004 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.5*- Whitney Holding Corporation 2007 Long-Term Compensation Plan (filed as Exhibit A of the Definitive Additional Materials to the Company’s Definitive Proxy Statement on Schedule 14A dated March 29, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.6*- Amendment to the Whitney Holding Corporation 2007 Long-Term Compensation Plan effective as of December 1, 2007.

Exhibit 10.7*- Form of notice and acceptance of award of performance-based restricted stock to certain of the Company’s non-director executive officers under the Company’s 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.1 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.8*- Form of notice and acceptance of award of performance-based restricted stock to certain of the Company’s director executive officers under the Company’s 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.2 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.9*- Form of performance-based restricted stock unit agreement for executive officers under the Company’s 2004 Long-Term Incentive Plan (filed on July 6, 2006 as Exhibit 99.1 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.10*- Form of performance-based restricted stock unit agreement for executive officers under the Company’s 2007 Long-Term Compensation Plan.

Exhibit 10.11*- Form of stock option agreement between Whitney Holding Corporation and certain of its officers (filed as Exhibit 10.9b to the Company’s annual report of Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.12*- Form of notice and acceptance of stock option grant to certain of the Company’s officers under the Company’s 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.3 to the Company’s current report of Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.13*- Form of notice and acceptance of stock option grant under the Company’s 2004 Long-Term Incentive Plan (filed on July 6, 2006 as Exhibit 99.2 to the Company’s current report of Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.14 *- Form of notice and acceptance of stock option grant under the Company’s 2007
Long-Term Compensation Plan.

Exhibit 10.15 *- Whitney Holding Corporation Directors’ Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.16 *- Amendment No. 1 to the Whitney Holding Corporation Directors’ Compensation
Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.17 *- Whitney Holding Corporation 2001 Directors’ Compensation Plan as amended and restated effective as of January 1, 2008.

Exhibit 10.18 *- Whitney Holding Corporation Retirement Restoration Plan as amended and restated
effective January 1, 2008.

Exhibit 10.19 *- Whitney Holding Corporation Executive Incentive Compensation Plan as amended and restated effective as of January 1, 2008.

Exhibit 10.20 *- Whitney Holding Corporation Deferred Compensation Plan as amended and restated effective as of January 1, 2008.

Exhibit 10.21 *- Summary of performance measurements to be used under the Company’s Executive
Compensation Plan to determine bonus awards to the Company’s executive officers for fiscal year
2007 and the maximum bonus opportunities that can be earned by executive officers for fiscal year
2007 (filed on December 21, 2006 under Item 5.02 of the Company’s current report on Form 8-K/A
(Commission file number 0-1026) and incorporated by reference).

Exhibit 12 - Statement regarding computation of earnings to fixed charges

Exhibit 21 - Subsidiaries

Whitney Holding Corporation owns 100% of Whitney National Bank, a national banking association organized under the laws of the United States of America. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

Exhibit 23 - Consent of PricewaterhouseCoopers LLP dated February 29, 2008.

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

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY HOLDING CORPORATION
(Registrant)

By:  /s/ William L. Marks
William L. Marks
Chairman of the Board and
Chief Executive Officer

         February 29, 2008
   Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Marks	Chairman of the Board,	February 29, 2008
William L. Marks	Chief Executive Officer and Director

/s/ John C. Hope III	President and Chief Operating Officer	February 29, 2008
John C. Hope III	and Director

/s/ R. King Milling	Vice Chairman of the Board and Director	February 29, 2008
R. King Milling

/s/ Thomas L. Callicutt, Jr.	Executive Vice President and	February 29, 2008
Thomas L. Callicutt, Jr.	Chief Financial Officer
(Principal Accounting Officer)

/s/ Joel B. Bullard, Jr.	Director	February 29, 2008
Joel B. Bullard, Jr.

/s/ Angus R. Cooper II	Director	February 29, 2008
Angus R. Cooper II

Signature	Title	Date

/s/ Richard B. Crowell	Director	February 29, 2008
Richard B. Crowell

/s/ William A. Hines	Director	February 29, 2008
William A. Hines

/s/ Alfred S. Lippman	Director	February 29, 2008
Alfred S. Lippman

/s/ Michael L. Lomax	Director	February 29, 2008
Michael L. Lomax

/s/ Eric J. Nickelsen	Director	February 29, 2008
Eric J. Nickelsen

/s/ John G. Phillips	Director	February 29, 2008
John G. Phillips

/s/ Kathryn M. Sullivan	Director	February 29, 2008
Kathryn M. Sullivan

/s/ Dean E. Taylor	Director	February 29, 2008
Dean E. Taylor

/s/ Thomas D. Westfeldt	Director	February 29, 2008
Thomas D. Westfeldt

89