Form 10-Q
period 2008-03-31
WHITNEY HOLDING CORP
filed 2008-05-12
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ✓ No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓	Accelerated filer __
Non-accelerated filer __	Smaller reporting company __

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes __     No  ✓

    As of April 30, 2008, 64,133,626 shares of the registrant’s no par value common stock were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
(dollars in thousands)	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$289,323	$290,199
Federal funds sold and short-term investments	12,354	534,558
Loans held for sale	15,061	16,575
Investment securities
Securities available for sale	1,846,978	1,698,795
Securities held to maturity, fair values of $289,058 and $288,444, respectively	284,468	286,442
Total investment securities	2,131,446	1,985,237
Loans, net of unearned income	7,723,508	7,585,701
Allowance for loan losses	(91,708)	(87,909)
Net loans	7,631,800	7,497,792

Bank premises and equipment	189,289	190,095
Goodwill	331,295	331,295
Other intangible assets	15,020	17,103
Accrued interest receivable	41,403	44,860
Other assets	124,921	119,550
Total assets	$10,781,912	$11,027,264

LIABILITIES
Noninterest-bearing demand deposits	$2,724,396	$2,740,019
Interest-bearing deposits	5,570,902	5,843,770
Total deposits	8,295,298	8,583,789

Short-term borrowings	972,987	910,019
Long-term debt	159,133	165,455
Accrued interest payable	23,650	27,079
Accrued expenses and other liabilities	116,419	112,186
Total liabilities	9,567,487	9,798,528

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 67,713,296 shares	2,800	2,800
Capital surplus	411,669	408,266
Retained earnings	895,574	885,792
Accumulated other comprehensive loss	(7,175)	(18,803)
Treasury stock at cost - 3,448,955 and 1,887,780 shares, respectively	(88,443)	(49,319)
Total shareholders' equity	1,214,425	1,228,736
Total liabilities and shareholders' equity	$10,781,912	$11,027,264
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31
(dollars in thousands, except per share data)	2008	2007
INTEREST INCOME
Interest and fees on loans	$126,151	$134,259
Interest and dividends on investment securities
Taxable securities	22,090	18,340
Tax-exempt securities	2,244	2,306
Interest on federal funds sold and short-term investments	1,271	3,946
Total interest income	151,756	158,851
INTEREST EXPENSE
Interest on deposits	30,409	37,261
Interest on short-term borrowings	5,324	6,178
Interest on long-term debt	2,478	571
Total interest expense	38,211	44,010
NET INTEREST INCOME	113,545	114,841
PROVISION FOR CREDIT LOSSES	14,000	(2,000)
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	99,545	116,841
NONINTEREST INCOME
Service charges on deposit accounts	8,109	7,090
Bank card fees	4,083	3,700
Trust service fees	3,409	3,107
Secondary mortgage market operations	1,109	1,184
Other noninterest income	11,766	8,968
Securities transactions	-	-
Total noninterest income	28,476	24,049
NONINTEREST EXPENSE
Employee compensation	38,321	38,731
Employee benefits	9,049	8,398
Total personnel	47,370	47,129
Net occupancy	8,630	8,147
Equipment and data processing	6,218	5,862
Telecommunication and postage	2,798	3,120
Corporate value and franchise taxes	2,349	2,380
Legal and other professional services	2,250	2,926
Amortization of intangibles	2,083	2,901
Other noninterest expense	12,231	13,979
Total noninterest expense	83,929	86,444
INCOME BEFORE INCOME TAXES	44,092	54,446
INCOME TAX EXPENSE	14,237	17,454
NET INCOME	$29,855	$36,992
EARNINGS PER SHARE
Basic	$.46	$.56
Diluted	.45	.55
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	64,960,915	66,090,617
Diluted	65,841,398	67,156,190
CASH DIVIDENDS PER SHARE	$.31	$.29
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2006	$2,800	$343,697	$812,644	$(41,015)	$(5,164)	$1,112,962
Adjustment on adoption of FIN 48	-	-	721	-	-	721
Adjusted balance at beginning of period	2,800	343,697	813,365	(41,015)	(5,164)	1,113,683
Comprehensive income:
Net income	-	-	36,992	-	-	36,992
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	4,536	-	4,536
Net change in prior service credit and
net actuarial loss on retirement plans,
net of tax	-	-	-	9,006	-	9,006
Total comprehensive income	-	-	36,992	13,542	-	50,534
Cash dividends, $.29 per share	-	-	(19,664)	-	-	(19,664)
Stock issued in business combination	-	48,297	-	-	-	48,297
Stock issued to dividend reinvestment plan	-	67	-	-	661	728
Long-term incentive plan stock activity:
Restricted stock & units	-	3,795	-	-	(27)	3,768
Stock options	-	53	-	-	476	529
Directors' compensation plan stock activity	-	(37)	-	-	299	262
Balance at March 31, 2007	$2,800	$395,872	$830,693	$(27,473)	$(3,755)	$1,198,137

Balance at December 31, 2007	$2,800	$408,266	$885,792	$(18,803)	$(49,319)	$1,228,736
Comprehensive income:
Net income	-	-	29,855	-	-	29,855
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	11,487	-	11,487
Net change in prior service credit and
net actuarial loss on retirement plans,
net of tax	-	-	-	141	-	141
Total comprehensive income	-	-	29,855	11,628	-	41,483
Cash dividends, $.31 per share	-	-	(20,073)	-	-	(20,073)
Stock acquired under repurchase program	-	-	-	-	(40,944)	(40,944)
Stock issued to dividend reinvestment plan	-	(31)	-	-	813	782
Long-term incentive plan stock activity:
Restricted stock & units	-	3,713	-	-	(118)	3,595
Stock options	-	122	-	-	564	686
Directors' compensation plan stock activity	-	(401)	-	-	561	160
Balance at March 31, 2008	$2,800	$411,669	$895,574	$(7,175)	$(88,443)	$1,214,425

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
(dollars in thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$29,855	$36,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	4,588	4,285
Amortization of purchased intangibles	2,083	2,901
Share-based compensation earned	3,755	3,833
Premium amortization (discount accretion) on securities, net	449	291
Provision for credit losses and losses on foreclosed assets	14,003	(1,996)
Net gains on asset dispositions	(1,248)	(934)
Deferred tax benefit	(2,639)	(1,402)
Net decrease in loans originated and held for sale	1,514	9,553
Net (increase) decrease in interest and other income receivable and prepaid expenses	101	(2,309)
Net increase in interest payable and accrued income taxes and expenses	948	11,085
Other, net	(1,456)	(3,559)
Net cash provided by operating activities	51,953	58,740
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	-	34,663
Proceeds from maturities of investment securities available for sale	215,715	116,525
Purchases of investment securities available for sale	(346,494)	(73,484)
Proceeds from maturities of investment securities held to maturity	1,900	5,626
Purchases of investment securities held to maturity	-	(5,022)
Net (increase) decrease in loans	(153,167)	19,385
Net (increase) decrease in federal funds sold and short-term investments	522,098	(241,342)
Proceeds from sales of foreclosed assets and surplus property	1,798	2,118
Purchases of bank premises and equipment	(4,072)	(5,622)
Net cash paid in acquisition	-	(7,503)
Other, net	(129)	(7,029)
Net cash provided by (used in) investing activities	237,649	(161,685)
FINANCING ACTIVITIES
Net decrease in transaction account and savings account deposits	(41,882)	(332,976)
Net increase (decrease) in time deposits	(246,486)	204,032
Net increase in short-term borrowings	62,968	48,263
Proceeds from issuance of long-term debt	-	149,738
Repayment of long-term debt	(6,248)	(4,088)
Proceeds from issuance of common stock	1,297	1,190
Purchases of common stock	(40,944)	-
Cash dividends	(19,363)	(18,173)
Other, net	180	161
Net cash provided by (used in) financing activities	(290,478)	48,147
Decrease in cash and cash equivalents	(876)	(54,798)
Cash and cash equivalents at beginning of period	290,199	318,165
Cash and cash equivalents at end of period	$289,323	$263,367

Cash received during the period for:
Interest income	$152,608	$158,912

Cash paid during the period for:
Interest expense	$41,801	$44,013
Income taxes	3,500	-

Noncash investing activities:
Foreclosed assets received in settlement of loans	$7,314	$1,139

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
Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), some financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations or cash flows of any other interim or annual periods.

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
Signature’s banking operations have been merged into the Bank.  Whitney’s financial statements include the results from acquired operations since the acquisition dates.

NOTE 3
LOANS
The composition of the Company’s loan portfolio was as follows.

	March 31		December 31
(in thousands)	2008		2007
Commercial, financial and agricultural	$2,897,191	38%	$2,822,752	37%
Real estate – commercial, construction and other	3,532,973	46	3,477,558	46
Real estate – residential mortgage	949,693	12	933,797	12
Individuals	343,651	4	351,594	5
Total	$7,723,508	100%	$7,585,701	100%

NOTE 4
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended
	March 31
(in thousands)	2008	2007
Allowance at beginning of period	$87,909	$75,927
Allowance of acquired bank	-	2,791
Provision for credit losses	14,000	(2,000)
Loans charged off	(11,042)	(2,688)
Recoveries	841	2,882
Net (charge-offs) recoveries	(10,201)	194
Allowance at end of period	$91,708	$76,912

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended
	March 31
(in thousands)	2008	2007
Reserve at beginning of period	$1,300	$1,900
Provision for credit losses	-	-
Reserve at end of period	$1,300	$1,900

Information on loans evaluated for possible impairment loss follows.

	March 31	December 31
(in thousands)	2008	2007
Impaired loans
Requiring a loss allowance	$93,565	$86,920
Not requiring a loss allowance	30,212	22,412
Total recorded investment in impaired loans	$123,777	$109,332
Impairment loss allowance required	$21,503	$22,590

The following is a summary of nonperforming loans.  Substantially all of the impaired loans summarized above are included in the nonperforming loan totals.

	March 31	December 31
(in thousands)	2008	2007
Loans accounted for on a nonaccrual basis	$139,371	$120,096
Restructured loans	-	-
Total nonperforming loans	$139,371	$120,096

NOTE 5
DEPOSITS
The composition of deposits was as follows.

	March 31	December 31
(in thousands)	2008	2007
Noninterest-bearing demand deposits	$2,724,396	$2,740,019
Interest-bearing deposits:
NOW account deposits	1,068,093	1,151,988
Money market deposits	1,241,563	1,229,715
Savings deposits	925,397	879,609
Other time deposits	772,440	823,884
Time deposits $100,000 and over	1,563,409	1,758,574
Total interest-bearing deposits	5,570,902	5,843,770
Total deposits	$8,295,298	$8,583,789

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $621 million at March 31, 2008 and $705 million at December 31, 2007.  Most of these deposits mature on a daily basis.

NOTE 6
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.

	March 31	December 31
(in thousands)	2008	2007
Securities sold under agreements to repurchase	$575,172	$771,717
Federal funds purchased	359,871	98,302
Treasury Investment Program	37,944	40,000
Total short-term borrowings	$972,987	$910,019

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

NOTE 7
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	March 31	December 31
(in thousands)	2008	2007
Other Assets
Net deferred income tax asset	$48,023	$51,718
Low-income housing tax credit fund investments	12,533	13,161
Cash surrender value of life insurance	12,340	12,258
Foreclosed assets and surplus property	11,980	4,624
Prepaid expenses	11,351	7,736
Miscellaneous investments, receivables and other assets	28,694	30,053
Total other assets	$124,921	$119,550
Accrued Expenses and Other Liabilities
Accrued taxes and other expenses	$31,137	$27,969
Dividend payable	16,600	15,913
Liability for pension benefits	35,897	33,956
Obligation for postretirement benefits other than pensions	15,116	15,196
Reserve for losses on unfunded credit commitments	1,300	1,300
Miscellaneous payables, deferred income and other liabilities	16,369	17,852
Total accrued expenses and other liabilities	$116,419	$112,186

NOTE 8
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Three Months Ended
	March 31
(in thousands)	2008	2007
Investment services income	$1,533	$1,480
Credit-related fees	1,339	1,301
ATM fees	1,368	1,272
Other fees and charges	1,073	1,132
Other operating income	4,002	788
Net gains on sales and other revenue from foreclosed assets	2,647	3,019
Net gains (losses) on disposals of surplus property	(196)	(24)
Total	$11,766	$8,968

Other operating income in 2008 includes a $2.3 million gain from the mandatory redemption of Visa shares as discussed in Note 12.

NOTE 9
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Three Months Ended
	March 31
(in thousands)	2008	2007
Security and other outsourced services	$3,871	$3,828
Advertising and promotion	1,098	1,179
Bank card processing services	1,059	923
Operating supplies	997	1,104
Deposit insurance and regulatory fees	712	612
Miscellaneous operating losses	(589)	1,085
Other operating expense	5,083	5,248
Total	$12,231	$13,979

In the first quarter of 2008, Whitney reversed a $1.0 million liability related to an indemnification agreement with Visa as discussed in Note 12.  The impact is reflected in miscellaneous operating losses.

NOTE 10
EMPLOYEE RETIREMENT BENEFIT PLANS
Retirement Income Plans
Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements.  Based on currently available information, the Company anticipates making a contribution to the plan of approximately $8 million during 2008.  Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers.  The components of net pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended
	March 31
(in thousands)	2008	2007
Service cost for benefits in period	$2,094	$2,082
Interest cost on benefit obligation	2,507	2,231
Expected return on plan assets	(2,648)	(2,678)
Amortization of:
Net actuarial loss	269	164
Prior service credit	(22)	(29)
Net periodic pension expense	$2,200	$1,770

The actuarial gains or losses and prior service costs or credits with respect to a retirement benefit plan that arise in a period but are not immediately recognized as components of net periodic benefit expense are recognized, net of tax, as a component of other comprehensive income.  The amounts included in accumulated other comprehensive income are adjusted as they are recognized as components of net periodic benefit expense in subsequent periods.

Health and Welfare Plans
Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents.  The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.  In the first quarter of 2007, Whitney amended these plans to eliminate postretirement health benefits for all participants other than retirees already receiving benefits and those active participants who were eligible to receive benefits by December 31, 2007 and to eliminate dental benefits for all participants.  The amendment also froze the Company’s health care benefit subsidy level and eliminated the life insurance benefit for employees who retire after December 31, 2007.  The amounts recognized as net periodic expense for postretirement benefits were insignificant in the first quarters of both 2008 and 2007.

NOTE 11
SHARE-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate share-based compensation.  The plans for both employees and directors have been approved by the Company’s shareholders.  Descriptions of these plans, including the terms of awards and the number of Whitney shares authorized for issuance, were included in Note 16 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  No share-based compensation awards were made during the first quarter of 2008.
Whitney recognized share-based compensation expense of $3.8 million ($2.5 million after-tax) in the first quarters of both 2008 and 2007.

NOTE 12
CONTINGENCIES
Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business.  After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney’s financial condition, results of operations or cash flows.

Indemnification Obligation
In October 2007, Visa Inc. (Visa) completed restructuring transactions that modified the obligation of members of Visa USA, including Whitney, to indemnify Visa against pending and possible settlements of certain litigation matters.  Whitney recorded a $1.0 million liability in the fourth quarter of 2007 for the estimated value of its obligations under the indemnification agreement.  In the first quarter of 2008, Visa completed an initial public offering of its shares and used the proceeds to redeem a portion of Visa USA members’ equity interests and to establish an escrow account that will fund any settlement of the members’ obligations under the indemnification agreement.  Whitney recognized a $2.3 million gain from the redemption proceeds and reversed the $1.0 million liability for its indemnification obligations.  Although the Company remains obligated to indemnify Visa for losses in connection with certain litigation matters whose claims exceed amounts set aside in the escrow account, Whitney’s interest in the escrow balance exceeds management’s current estimate of the value of the Company’s indemnification obligation.
The amount of offering proceeds escrowed for litigation settlements will reduce the number of shares of Visa stock to which Whitney will ultimately be entitled as a result of the restructuring.

NOTE 13
STOCK REPURCHASE PROGRAM
During the first quarter of 2008, Whitney repurchased 1,630,765 shares of its common stock at an average cost of $25.11 per share.  As of March 31, 2008, the Company had repurchased 3,525,856 shares at an average price of $25.65 per share under the program announced in November 2007.  A total of 4 million shares can be repurchased under this program which extends through December 2008.

NOTE 14
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows.

	Three Months Ended
	March 31
(dollars in thousands, except per share data)	2008	2007
Numerator:
Net income	$29,855	$36,992
Effect of dilutive securities	-	-
Numerator for diluted earnings per share	$29,855	$36,992
Denominator:
Weighted-average shares outstanding	64,960,915	66,090,617
Effect of potentially dilutive securities
and contingently issuable shares	880,483	1,065,573
Denominator for diluted earnings per share	65,841,398	67,156,190
Earnings per share:
Basic	$.46	$.56
Diluted	.45	.55
Antidilutive stock options	1,529,691	355,800

NOTE 15
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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  A substantial majority of standby letters of credit outstanding at March 31, 2008 have a term of one year or less.

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
A summary of off-balance-sheet financial instruments follows.

	March 31	December 31
(in thousands)	2008	2007
Loan commitments – revolving	$2,542,257	$2,475,656
Loan commitments – nonrevolving	504,367	534,673
Credit card and personal credit lines	547,156	551,748
Standby and other letters of credit	420,572	391,922

NOTE 16
FAIR VALUE DISCLOSURES
As discussed in Note 17, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, became effective for Whitney’s 2008 fiscal year.  SFAS No. 157 redefines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Although the exchange price concept is not new, the new definition focuses on the exit price as opposed to the entry price, or the price that would be paid to acquire an asset or received to assume a liability.  The standard also emphasizes that fair value is a market-based measurement and not an entity-specific measurement and establishes a hierarchy to prioritize the inputs that can be used in the fair value measurement process.  The inputs in the three levels of this hierarchy are described as follows:

Level 1
Quoted prices in active markets for identical assets or liabilities.  An active market is one in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2
Observable inputs other than Level 1 prices.  This would include quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs, to the extent that observable inputs are unavailable. This allows for situations in which there is little or no market activity for the asset or liability at the measurement date.

The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Securities available for sale primarily consist of U.S. government agency and agency mortgage-backed debt securities.  The total excludes $30.2 million of nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost.

	March 31, 2008
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3
Investment securities available for sale	-	$1,816,744	-

To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans with the fair value of the underlying collateral in certain circumstances.   The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $46 million at March 31, 2008.  The portion of the allowance for loan losses allocated to these loans totaled $9.5 million at the end of the first quarter of 2008, and the recorded investment in such loans was written down by $2.8 million during the quarter with a charge against the allowance for loan losses.  The valuation allowance on impaired loans and charge-offs factor into the provision for loan losses for the period.

NOTE 17
ACCOUNTING STANDARDS DEVELOPMENTS
The Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, to increase consistency and comparability in fair value measurements and provide for expanded disclosures about the development of such measurements and their effect on earnings.  The guidance in this statement was generally effective for Whitney’s 2008 fiscal year.  The effective date has been deferred to 2009 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on at least an annual basis.  The initial application of this standard did not have a material impact on Whitney’s financial condition or results of operations.  Note 16 presents certain disclosures required by SFAS No. 157.
The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in February 2007.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby reducing the earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for Whitney’s 2008 fiscal year.  The Company has not elected the fair value option for any specific financial instrument or other items.

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
    The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of SFAS No. 133), in March 2008.  This standard calls for enhanced disclosures to help users of financial statements better understand how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how these instruments and hedged items affect the entity’s financial position, financial performance, and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk contingent features in derivative agreements.  This statement is effective for Whitney’s 2009 fiscal year, with earlier application encouraged.  The Company currently makes minimal use of derivative instruments.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	2008	2007
(dollars in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
QUARTER-END BALANCE SHEET DATA
Total assets	$10,781,912	$11,027,264	$10,604,834	$10,608,267	$10,589,660
Earning assets	9,882,369	10,122,071	9,738,123	9,697,723	9,674,585
Loans	7,723,508	7,585,701	7,452,905	7,368,404	7,253,581
Investment securities	2,131,446	1,985,237	1,875,096	1,910,271	1,849,425
Noninterest-bearing deposits	2,724,396	2,740,019	2,639,020	2,736,966	2,757,885
Total deposits	8,295,298	8,583,789	8,387,235	8,512,778	8,524,235
Shareholders' equity	1,214,425	1,228,736	1,253,809	1,208,940	1,198,137
AVERAGE BALANCE SHEET DATA
Total assets	$10,796,496	$10,716,391	$10,633,674	$10,558,237	$10,133,651
Earning assets	9,944,709	9,857,897	9,746,184	9,665,684	9,268,902
Loans	7,685,478	7,542,040	7,362,491	7,352,171	7,118,002
Investment securities	2,116,433	1,979,044	1,916,927	1,848,965	1,828,618
Noninterest-bearing deposits	2,647,995	2,679,261	2,686,189	2,743,566	2,725,139
Total deposits	8,377,141	8,406,547	8,480,098	8,479,666	8,221,857
Shareholders' equity	1,229,921	1,257,220	1,224,940	1,211,032	1,145,101
INCOME STATEMENT DATA
Interest income	$151,756	$165,807	$169,445	$167,002	$158,851
Interest expense	38,211	49,471	52,727	50,106	44,010
Net interest income	113,545	116,336	116,718	116,896	114,841
Net interest income (TE)	114,815	117,782	118,245	118,444	116,397
Provision for credit losses	14,000	10,000	9,000	-	(2,000)
Noninterest income	28,476	24,080	54,455	24,097	24,049
Net securities gains in noninterest income	-	-	(1)	-	-
Noninterest expense	83,929	85,774	88,229	88,661	86,444
Net income	29,855	30,244	48,766	35,052	36,992
KEY RATIOS
Return on average assets	1.11%	1.12%	1.82%	1.33%	1.48%
Return on average shareholders' equity	9.76	9.54	15.79	11.61	13.10
Net interest margin	4.64	4.75	4.82	4.91	5.08
Average loans to average deposits	91.74	89.72	86.82	86.70	86.57
Efficiency ratio	58.57	60.46	51.09	62.20	61.55
Allowance for loan losses to loans	1.19	1.16	1.10	1.02	1.06
Nonperforming assets to loans plus foreclosed
assets and surplus property	1.96	1.64	1.22	.81	.76
Annualized net charge-offs (recoveries) to average loans	.53	.21	.13	.13	(.01)
Average shareholders' equity to average assets	11.39	11.73	11.52	11.47	11.30
Tangible common equity as a percentage of
tangible assets, end of period	8.32	8.24	8.81	8.34	8.22
Leverage ratio	8.45	8.79	9.19	8.90	9.02
COMMON SHARE DATA
Earnings per share
Basic	$.46	$.45	$.72	$.52	$.56
Diluted	.45	.45	.71	.51	.55
Dividends
Cash dividends per share	$.31	$.29	$.29	$.29	$.29
Dividend payout ratio	67.23%	64.16%	40.70%	56.23%	53.16%
Book value per share	$18.90	$18.67	$18.53	$17.88	$17.76
Trading data
High sales price	$27.49	$28.35	$30.32	$31.92	$33.26
Low sales price	21.12	22.46	23.02	29.69	29.07
End-of-period closing price	24.79	26.15	26.38	30.10	30.58
Trading volume	45,483,491	30,514,264	28,674,777	13,035,329	16,256,098
Average shares outstanding
Basic	64,960,915	66,942,296	67,526,329	67,238,471	66,090,617
Diluted	65,841,398	67,744,528	68,237,485	68,284,392	67,156,190
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income (excluding securities transactions).

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2007 to March 31, 2008 and on their results of operations during the first quarters of 2008 and 2007.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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
The forward-looking statements made in this discussion include, but may not be limited to, (a) comments on conditions impacting certain sectors of the loan portfolio; (b) information about changes in the duration of the investment portfolio with changes in market rates; (c) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (d) discussion of the performance of Whitney’s net interest income assuming certain conditions; (e) comments on expected changes in expense levels for employee benefits; and (f) comments on cost control initiatives.
Whitney’s ability to accurately project results or predict the effects of plans or strategies is inherently limited.  Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:
•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;
•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;

•	possible changes in general economic and business conditions, including the real estate and financial markets, in the United States and in the region and communities Whitney serves;
•	the occurrence of natural disasters or acts of war or terrorism that directly or indirectly affect the financial health of Whitney’s customer base;
•	changes in laws and regulations that significantly affect the activities of the banking industry and its competitive position relative to other financial service providers;
•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
•	Whitney’s ability to develop competitive new products and services in a timely manner and their acceptance by the Bank’s customers;
•	Whitney’s ability to effectively expand into new markets;
•	the cost and other effects of material contingencies;
•	the failure to attract or retain key personnel;
•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions; and
•	management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes.
You are cautioned not to place undue reliance on these forward-looking statements.  Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW
Whitney earned $29.9 million in the quarter ended March 31, 2008, compared with net income of $37.0 million for the first quarter of 2007.  Earnings were $.45 per diluted share in 2008’s first quarter, compared to $.55 for the year-earlier period.

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

Loans and Earning Assets
Total loans at the end of the first quarter of 2008 were up 6%, or $470 million, from March 31, 2007, and 2%, or $138 million, compared to year-end 2007.  Loan demand and customer development activity in Texas and Whitney’s Louisiana markets outside the metropolitan New Orleans area were the major contributors to loan growth over the year, with smaller contributions from the Alabama and Mississippi markets.  Market conditions continue to restrain loan demand in Florida and contributed to a 4% decrease since the first quarter of 2007 in loans serviced from Whitney’s market areas in that state.

Loans, including loans held for sale, comprised 77% of average earning assets in the first quarters of both 2008 and 2007, and the overall mix of earning assets was little changed between these periods.

Deposits and Funding
Total deposits at March 31, 2008 were 3% below the totals at both the end of 2007’s first quarter and December 31, 2007.  Average deposits in the first quarter of 2008 were down less than 1% compared to the fourth quarter of 2007, but increased 2% from 2007’s first quarter.  The decrease in deposits from year-end 2007 was mainly from higher-cost time deposits and public fund deposits.
Noninterest-bearing sources funded approximately 32% of average earning assets for the first quarter of 2008, compared to 34% in the first quarter of 2007.  Higher-cost interest-bearing funds, which include time deposits and borrowings, funded 35% of average earning assets in 2008’s first quarter, up from 32% in the year-earlier period.  This reflected a number of factors including higher average balances maintained in the Company’s treasury-management deposit products by commercial customers with excess liquidity, increased use of short-term borrowings to support earning asset growth in excess of deposit growth, and the issuance of $150 million in long-term subordinated debt in late March 2007.

Net Interest Income
Whitney’s net interest income (TE) for the first quarter of 2008 decreased $1.6 million, or 1%, compared to the first quarter of 2007.  The additional day in the current period would have added as much as $1 million, other factors held constant.  Average earning assets increased 7% between these periods.  The net interest margin (TE) was 4.64% for the first quarter of 2008, down 44 basis points from the year-earlier period.  The overall yield on earning assets decreased 82 basis points from the first quarter of 2007, mainly reflecting the steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio toward the end of 2007 and continuing into 2008.  The cost of funds decreased 38 basis points between the first quarters of 2007 and 2008 as the impact of a shift toward higher-cost funding sources between these periods was offset by reductions in offered rates as market rates fell.
Net interest income (TE) for the first quarter of 2008 was down $3.0 million, or 2.5%, compared to the fourth quarter of 2007, with approximately $1 million of this decrease related to the number of days in each period.  Average earning assets increased 1% between these periods, while the net interest margin declined by 11 basis points.  Earning assets yielded 56 basis points less in the first quarter of 2008, while the cost of funds decreased 45 basis points.  The funding mix was little changed between these periods.

Provision for Credit Losses and Credit Quality
Whitney made a $14.0 million provision for credit losses in the first quarter of 2008, compared to $10.0 million in 2007’s fourth quarter and a $2.0 million negative provision in the first quarter of 2007.  Net loan charge-offs in 2008’s first quarter were $10.2 million or .53% of average loans on an annualized basis, compared to $3.9 million in the fourth quarter of 2007 and minimal net recoveries in the prior year’s first quarter.  The allowance for loan losses increased to 1.19% of total loans at March 31, 2008, up from 1.16% at the end of 2007 and 1.06% a year earlier.  The total of loans criticized through the Company’s credit risk-rating process increased $87 million during the first quarter of 2008.  Loans for residential development, investment and other residential purposes comprised approximately 40% of the criticized loan total at March 31, 2008, mainly concentrated in Florida.

Noninterest Income
Noninterest income increased $4.4 million compared to the first quarter of 2007.  Whitney recognized a $2.3 million gain in the first quarter of 2008 from the mandatory redemption of a portion of its Visa shares in connection with Visa’s restructuring and initial public offering.  Deposit service charge income in the first quarter of 2008 was up 14%, or $1.0 million, aided by both improved pricing and reduced earnings credits allowed on certain commercial deposit accounts.  Increases were also registered for bank card fees, trust service fees and most other recurring revenue sources.
Noninterest income for the first quarter of 2008 was also up $4.4 million compared to 2007’s fourth quarter, including the Visa gain and an additional $2.1 million in gains and other revenue from foreclosed assets, all of which was from certain grandfathered property interests carried at a nominal value.  Income from recurring revenue sources was down slightly between these periods, mainly reflecting some expected seasonal fluctuations.

Noninterest Expense
Noninterest expense in the first quarter of 2008 decreased 3%, or $2.5 million, from 2007’s first quarter.  Whitney’s personnel expense increased less than 1% between these periods, as expected increases in the cost of certain employee benefits and compensation added for Signature’s staff and normal salary adjustments were offset by a decrease in compensation associated with management incentive programs and the impact of a 2% reduction in the average full-time equivalent staff level between these periods, excluding the acquired staff.
The total of all other noninterest expense unrelated to personnel decreased a net $2.8 million, or 7%, compared to the first quarter of 2007.  In connection with Visa’s initial public offering in the first quarter of 2008, the Company reversed a $1.0 million liability it had recorded in the fourth quarter of 2007 for its obligation to share in certain of Visa’s litigation losses.
Normalized for the impact of the reversal of the Visa litigation liability, noninterest expense for 2008’s first quarter was essentially unchanged compared to the fourth quarter of 2007.  As part of a strategic initiative to improve the efficiency ratio, management is continuing to develop action plans to drive down expenses where possible and realign corporate investments.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at March 31, 2008 were up 2%, or $138 million, from year-end 2007, and 6%, or $470 million, from March 31, 2007.  Loan demand and customer development activity in Texas and Whitney’s Louisiana markets outside the metropolitan New Orleans area were the major contributors to loan growth over the year, with smaller contributions from the Alabama and Mississippi markets.  Compared to March 31, 2007, loans serviced from Whitney’s operations in Houston, Texas grew by 29% year over year, and those serviced in Louisiana markets outside New Orleans grew 16%.  Market conditions continue to restrain loan demand in Florida and contributed to a 4% decrease since the first quarter of 2007 in loans serviced from Whitney’s market areas in this state.
Table 1 shows loan balances by type of loan at March 31, 2008 and at the end of the four prior quarters.  Table 2 distributes the loan portfolio as of March 31, 2008 by the geographic region from which the loans are serviced.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each as well as recent changes.

TABLE 1. LOANS
	2008	2007
(dollars in millions)	March 31	December 31	September 30	June 30	March 31
Commercial, financial and
agricultural	$2,897	$2,823	$2,837	$2,825	$2,791
Real estate – commercial,
construction and other	3,533	3,477	3,345	3,259	3,199
Real estate –
residential mortgage	950	934	924	936	918
Individuals	344	352	347	348	346
Total loans	$7,724	$7,586	$7,453	$7,368	$7,254

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT MARCH 31, 2008
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Commercial, financial and
agricultural	$2,019	$508	$107	$263	$2,897	38%
Real estate – commercial,
construction and other	1,438	662	991	442	3,533	46%
Real estate –
residential mortgage	519	83	227	121	950	12%
Individuals	228	11	66	39	344	4%
Total	$4,204	$1,264	$1,391	$865	$7,724	100%
Percent of total	55%	16%	18%	11%	100%

The portfolio of commercial loans, other than those secured by real property, increased 3%, or $74 million, between year-end 2007 and March 31, 2008, and this portfolio sector has grown 4%, or $107 million, compared to the end of 2007’s first quarter.  This growth was largely concentrated in Whitney’s Houston, Texas market.  Overall, the portfolio has remained diversified, with customers in a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, oil and gas exploration and production, marine transportation and maritime construction, financial services, and professional services.  The growth in market areas outside of metropolitan New Orleans in recent years has increased the geographic diversification of customers represented in the commercial portfolio.  Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities.
Loans outstanding to oil and gas industry customers represented approximately 10% of total loans at March 31, 2008 and at year-end 2007.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years, and loans outstanding to this sector comprised over one-third of the oil and gas industry portfolio at March 31, 2008.
Outstanding balances under participations in larger shared-credit loan commitments totaled $445 million at the end of 2008’s first quarter, little changed from the total outstanding at year-end 2007.  The total at March 31, 2008 included approximately $157 million related to the oil and gas industry.  Substantially all such shared credits are with customers operating in Whitney’s market area.
The commercial real estate portfolio includes loans for construction and land development, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used by the owners in commercial or industrial operations.  Table 3 presents information on the components and geographic distribution of the commercial real estate loan portfolio.

TABLE 3. REAL ESTATE LOANS – COMMERCIAL, CONSTRUCTION & OTHER
					Total		Total
				Alabama/	Mar. 31%		Dec. 31%
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	2008	Total	2007	Total
Residential construction	$82	$85	$70	$42	$279	8%	$316	9%
Commercial construction,
land & land development	419	355	427	225	1,426	41%	1,454	42%
Commercial –
owner-occupied	459	87	176	71	793	22%	741	21%
Commercial –
nonowner-occupied	478	135	318	104	1,035	29%	967	28%
Total	$1,438	$662	$991	$442	$3,533	100%	$3,478	100%
% Total	41%	19%	28%	12%	100%

Project financing is an important component of the activity in this portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  This portfolio sector grew 2%, or $55 million, from

December 31, 2007, and has increased 10%, or $334 million, since the end of the first quarter of 2007.  The growth was concentrated mainly in Louisiana markets outside the New Orleans metropolitan area and in the Houston market, and involved a variety of retail, commercial and industrial facilities, as well as some multi-family and single-family residential development.  The commercial real estate portfolio in Whitney’s Florida market has declined approximately 4% since March 31, 2007, reflecting limited new project financing, particularly for residential development, coupled with gradual paydowns on existing project loans.  The future pace of new real estate project financing in Whitney’s market areas will reflect the level of confidence by Whitney and its customers in the sustainability of economic conditions favorable to successful project completion.
The residential mortgage loan portfolio increased $16 million from the end of 2007 to March 31, 2008 and was up 3%, or $31 million, from a year earlier.  Growth in this category has mainly come from the promotion of tailored home mortgage loan products generally targeted to the higher net worth customer base.  The Bank continues to sell most conventional residential mortgage loan production in the secondary market.  Whitney has no meaningful exposure to sub-prime home mortgage loans.

Credit Risk Management and Allowance and Reserve for Credit Losses

General Discussion of Credit Risk Management and Determination of Credit Loss Allowance and Reserve
Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by the Bank’s Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company.  Lending officers are responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines.  An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting processes.
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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
The total of loans criticized through the Company’s credit risk-rating process increased $87 million during the first quarter of 2008 to a total of $392 million at March 31, 2008, which represented 5% of total loans.  Loans for residential development, investment and other residential purposes accounted for approximately one-third of the increase, including one $18 million relationship in Florida identified as warranting special attention.  Residential-related loans comprised approximately 40% of the criticized loan total at March 31, 2008, mainly concentrated in Florida.  The remaining quarterly increase in criticized loans was fairly evenly divided between nonresidential real estate loans and commercial and industrial relationships and was mainly related to three credits marked for special attention.  Each of these loans came from a different industry and geographic market outside of Florida.  Nonresidential real estate loans accounted for approximately 30% of the criticized total at March 31, 2008, with the underlying collateral divided between income-producing properties and owner-occupied properties.  Loans to commercial and industrial relationships comprised approximately 25% of the criticized total, with no significant concentrations related to industries or markets.
Loans identified as warranting special attention totaled $146 million at the end of the first quarter of 2008, which was a quarterly increase of $54 million for this least severe classification.  The total of loans identified as having well-defined weaknesses that would likely result in some loss if not corrected was stable at $202 million.  Rating downgrades into this category were offset by further downgrades from this category into the total for loans whose full repayment is in doubt, which increased to $44 million from $11 million at December 31, 2007.

TABLE 4. NONPERFORMING ASSETS
	2008	2007
	March	December	September	June	March
(dollars in thousands)	31	31	30	30	31
Loans accounted for on a nonaccrual basis	$139,371	$120,096	$88,580	$56,787	$53,250
Restructured loans	-	-	-	-	-
Total nonperforming loans	139,371	120,096	88,580	56,787	$53,250
Foreclosed assets and surplus property	11,980	4,624	2,628	2,662	1,737
Total nonperforming assets	$151,351	$124,720	$91,208	$59,449	$54,987
Loans 90 days past due still accruing	$3,059	$8,711	$2,967	$6,424	$7,299
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	1.96%	1.64%	1.22%	.81%	.76%
Allowance for loan losses to
nonperforming loans	66	73	93	132	144
Loans 90 days past due still accruing to loans	.04	.11	.04	.09	.10

Included in the total of criticized loans at March 31, 2008 is $139 million of nonperforming loans, up a net $19 million from December 31, 2007.  Over 75% of the loans added to the nonperforming total during the first quarter of 2008 had been included in the Company’s criticized total in earlier periods, including one $10 million credit for an Alabama commercial real estate project.  Approximately half of the nonperforming loans at March 31, 2008 are from Whitney’s Florida markets.  Table 4 provides information on nonperforming loans and other nonperforming assets at March 31, 2008 and at the end of the previous four quarters.

Total foreclosed assets and surplus property increased to $12.0 million at March 31, 2008, up from $4.6 million at December 31, 2007, mainly related to residential development properties.
The overall allowance for loan losses as of March 31, 2008 was $3.8 million above the allowance at year-end 2007.  The allowance determined for criticized loans increased a net $3.0 million after charge-offs of approximately $8 million during the first quarter of 2008.  The allowance for loans with average or better quality ratings and loans not subject to individual rating increased $.8 million from the end of 2007 to March 31, 2008.  Management’s relative assessment of economic and other qualitative risk factors between these dates had little impact.
Table 5 compares first quarter 2008 activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments with the comparable period of 2007.

TABLE 5. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended
	March 31
(dollars in thousands)	2008	2007
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$87,909	$75,927
Allowance of acquired bank	-	2,791
Provision for credit losses	14,000	(2,000)
Loans charged off:
Commercial, financial and agricultural	(4,793)	(1,941)
Real estate – commercial, construction and other	(3,288)	-
Real estate – residential mortgage	(2,102)	(69)
Individuals	(859)	(678)
Total charge-offs	(11,042)	(2,688)
Recoveries on loans previously charged off:
Commercial, financial and agricultural	518	2,474
Real estate – commercial, construction and other	11	72
Real estate – residential mortgage	79	41
Individuals	233	295
Total recoveries	841	2,882
Net loans (charged off) recovered	(10,201)	194
Balance at end of period	$91,708	$76,912
Ratios:
Allowance for loan losses to loans at period end	1.19%	1.06%
Annualized net charge-offs (recoveries) to average loans	.53	(.01)
Annualized gross charge-offs to average loans	.57	.15
Recoveries to gross charge-offs	7.62	107.22
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Balance at beginning of period	$1,300	$1,900
Provision for credit losses	-	-
Balance at end of period	$1,300	$1,900

INVESTMENT SECURITIES
The investment securities portfolio balance increased 7%, or $146 million, from year-end 2007 to March 31, 2008, and average investment securities increased a comparable amount from the fourth quarter of 2007 to 2008’s first quarter.  The composition of the average portfolio of investment securities and effective yields are shown in Table 9.
The mix of investments in the portfolio shifted moderately toward mortgage-backed securities issued or guaranteed by U.S. government agencies during the first quarter of 2008.  The duration of the overall investment portfolio was 2.3 years at March 31, 2008 and would extend to 4.0 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2007, the portfolio’s estimated duration was 2.1 years.
Securities available for sale made up the bulk of the total investment portfolio at March 31, 2008.  Available for sale securities are carried at fair value, and the balance reported at March 31, 2008 reflected gross unrealized gains of $20.2 million and gross unrealized losses of $3.2 million.  The unrealized losses were mainly related to mortgage-backed securities and represented less than 1% of the total amortized cost of the underlying securities.  Substantially all the unrealized losses at March 31, 2008 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased.  There were no securities in the investment portfolio tied to sub-prime home mortgage loans.  Management identified no value impairment related to credit quality in the portfolio.  In addition, management has the intent and ability to hold these securities until the market-based impairment is recovered; therefore, no value impairment was determined to be other than temporary.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Total deposits at March 31, 2008 were approximately 3% below the totals at both December 31, 2007 and the end of 2007’s first quarter.  Table 6 shows the composition of deposits at March 31, 2008, and at the end of the previous four quarters.  Table 9 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the first quarter of 2008 and the fourth and first quarters of 2007.

TABLE 6. DEPOSIT COMPOSITION
	2008		2007
(dollars in millions)	March 31		December 31		September 30		June 30		March 31
Noninterest-bearing
demand deposits	$2,724	33%	$2,740	32%	$2,639	31%	$2,737	32%	$2,758	32%
Interest-bearing deposits:
NOW account deposits	1,068	13	1,152	13	1,009	12	991	12	1,052	13
Money market deposits	1,242	15	1,230	14	1,236	15	1,182	14	1,221	14
Savings deposits	925	11	880	10	898	11	929	11	956	11
Other time deposits	773	9	824	10	866	10	853	10	806	10
Time deposits
$100,000 and over	1,563	19	1,758	21	1,739	21	1,821	21	1,731	20
Total interest-bearing	5,571	67	5,844	68	5,748	69	5,776	68	5,766	68
Total	$8,295	100%	$8,584	100%	$8,387	100%	$8,513	100%	$8,524	100%

    Lower-cost deposits at March 31, 2008 decreased 1%, or $42 million, from year-end 2007, partly related to seasonal funds flows of certain state and local government customers, and were down less than 1% compared to the end of 2007’s first quarter.  Noninterest-bearing demand deposits comprised 33% of total deposits at March 31, 2008 compared to 32% at the end of the fourth and first quarters of 2007.
    Higher-cost time deposits at March 31, 2008 decreased 10%, or $247 million, compared to year-end 2007, and 8%, or $201 million, compared to March 31, 2007.  Time deposits of $100,000 and over include competitively bid public funds and excess funds of certain commercial and other Bank customers that are maintained in treasury-management deposit products pending redeployment for corporate or investment purposes.  Whitney has attracted these funds partly as an alternative to other short-term borrowings.  Customers held $621 million of funds in treasury-management deposit products at March 31, 2008, down $84 million from the total held at December 31, 2007 and $73 million from a year earlier.  Public fund time deposits totaled approximately $157 million at the end of the first quarter of 2008, which was down $48 million from year-end 2007 and $84 million from March 31, 2007.
    Short-term borrowings at March 31, 2008 increased 7%, or $63 million, from year-end 2007, and were up 70%, or $399 million, compared to March 31, 2007.  Total borrowings from customers under securities repurchase agreements decreased 25%, or $197 million, from December 31, 2007, mainly reflecting temporary funds from certain large customer business transactions at year end.  These customer borrowings were replaced with the purchase of additional federal funds at March 31, 2008, which were up $262 million compared to year-end 2007.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.21 billion at March 31, 2008, which was a decrease of $14 million from the end of 2007.  Whitney repurchased 1.63 million of its common shares during the first quarter of 2008 at a cost of $41 million.  As of March 31, 2008, the Company had repurchased 3,525,856 shares under a program announced in November 2007 to repurchase up to four million shares.  For the first quarter of 2008, the Company retained $10 million of earnings, net of declared dividends, and recognized $4 million in additional equity from activity in share-based compensation plans for employees and directors, including option exercises.  Other comprehensive income for the first quarter of 2008 totaled $12 million, including an $11 million net unrealized holding gain on securities available for sale.  The Company declared a dividend during the first quarter of 2008 that represented a payout totaling 67% of earnings for the period.  The dividend payout ratio was 52% for the full year in 2007.
The ratios in Table 7 indicate that the Company remained strongly capitalized at March 31, 2008.  Tier 2 and total regulatory capital at both March 31, 2008 and December 31, 2007 include $150 million in subordinated notes payable issued by the Bank.  Risk-weighted assets increased from the end of 2007 as the impact of growth in higher weighted loans was only partly offset by the impact of a net decrease in lower weighted investment securities and short-term liquidity management investments during this period.

TABLE 7. RISK-BASED CAPITAL AND CAPITAL RATIOS
	March 31	December 31
(dollars in thousands)	2008	2007
Tier 1 regulatory capital	$881,285	$911,141
Tier 2 regulatory capital	242,772	238,967
Total regulatory capital	$1,124,057	$1,150,108
Risk-weighted assets	$9,044,438	$9,023,862
Ratios
Leverage (Tier 1 capital to average assets)	8.45%	8.79%
Tier 1 capital to risk-weighted assets	9.74	10.10
Total capital to risk-weighted assets	12.43	12.75
Shareholders’ equity to total assets	11.26	11.14

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
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in the first quarter of 2008.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first quarters of 2008 and 2007.
At March 31, 2008, Whitney Holding Corporation had approximately $86 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases or other corporate uses, before consideration of any future dividends that may be received from the Bank.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2007.  The most significant obligations included long-term debt service, operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.  There have been no material changes in contractual obligations from year-end 2007 through the end of 2008’s first quarter.

OFF-BALANCE SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 8 schedules these commitments as of March 31, 2008 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 8. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from March 31, 2008
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,542,257	$1,931,130	$245,794	$323,539	$41,794
Loan commitments – nonrevolving	504,367	282,285	221,733	349	-
Credit card and personal credit lines	547,156	547,156	-	-	-
Standby and other letters of credit	420,572	311,188	54,973	54,411	-
Total	$4,014,352	$3,071,759	$522,500	$378,299	$41,794

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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The net interest income simulations run at March 31, 2008 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2007.  Based on these simulations, annual net interest income (TE) would be expected to increase $22.5 million, or 5.4%, and decrease $21.6 million, or 5.2%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points.  These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and that assumes a stable rate environment and structure.  The comparable simulation run at year-end 2007 produced results that ranged from a positive impact on net interest income (TE) of $24.3 million, or 5.2%, to a negative impact of $26.5 million, or 5.6%.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the first quarter of 2008 decreased $1.6 million, or 1%, compared to the first quarter of 2007.  The additional day in the current period would have added as much as $1.0 million, other factors held constant.  Average earning assets increased 7%, or $676 million, between these periods.  The net interest margin (TE) was 4.64% for the first quarter of 2008, down 44 basis points from the year-earlier period.  Net interest income (TE) for the first quarter of 2008 was down $3.0 million, or 2.5%, compared to the fourth quarter of 2007, with approximately $1.0 million of this decrease related to the number of days in each period.  Average earning assets increased 1% between these periods, while the net interest margin declined by 11 basis points.  Tables 9 and 10 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets decreased 82 basis points from the first quarter of 2007 and 56 basis points from 2007’s fourth quarter, mainly reflecting the steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio toward the end of 2007 and continuing into 2008.  The rates on approximately 29%, or $2.3 billion, of the loan portfolio at March 31, 2008 were tied to changes in Libor benchmarks, with another 25%, or $1.9 billion, tied to prime.  Loans, which in Table 9 include loans held for sale, comprised 77% of average earning assets in the first quarter of 2008 and in both the fourth and first quarters of 2007.  The overall mix of earning assets was little changed in each of these periods.
The cost of funds decreased 38 basis points between the first quarters of 2007 and 2008, as the impact of a shift toward higher-cost average funding sources between these periods was offset by reductions in offered rates as market rates fell.  Average deposits in the first quarter of 2008 increased 2% compared to the first quarter of 2007, but were down less than 1% compared to the fourth quarter of 2007.  Noninterest-bearing deposits funded approximately 27% of average earning assets in the first quarter of 2008, and the percentage of funding from all noninterest-bearing sources was 32% for the period compared to 34% in the first quarter of 2007.  Higher-cost interest-bearing funds, which include time deposits and borrowings, funded 35% of average earning assets in 2008’s first quarter, up from 32% in the year-earlier period.  This reflected a number of factors including higher average balances maintained in the Company’s treasury-management deposit products by commercial customers with excess liquidity, increased use of short-term borrowings to support earning asset growth in excess of deposit growth, and the issuance of $150 million in long-term subordinated debt in late March 2007.  The cost of funds in 2008’s first quarter was down 45 basis points compared to the fourth quarter of 2007.  The funding mix was little changed between these periods as a reduction in higher-cost deposit funding was replaced with short-term borrowings.

TABLE 9. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE) (a), YIELDS AND RATES

(dollars in thousands)	First Quarter 2008			Fourth Quarter 2007			First Quarter 2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,700,842	$126,212	6.59%	$7,559,178	$139,341	7.32%	$7,137,474	$134,573	7.64%
Mortgage-backed securities	1,496,203	17,799	4.76	1,306,706	15,742	4.82	1,196,982	13,912	4.65
U.S. agency securities	289,779	2,895	4.00	329,776	3,454	4.19	284,272	2,881	4.05
U.S. Treasury securities	-	-	-	16,316	200	4.86	24,851	302	4.93
Obligations of states and political
subdivisions (TE)	295,513	4,345	5.88	291,010	4,304	5.92	285,979	4,263	5.96
Other securities	34,938	504	5.77	35,236	526	5.97	36,534	530	5.80
Total investment securities	2,116,433	25,543	4.83	1,979,044	24,226	4.90	1,828,618	21,888	4.79
Federal funds sold and
short-term investments	127,434	1,271	4.01	319,675	3,686	4.57	302,810	3,946	5.28
Total earning assets	9,944,709	$153,026	6.18%	9,857,897	$167,253	6.74%	9,268,902	$160,407	7.00%
NONEARNING ASSETS
Other assets	941,048			940,877			943,386
Allowance for loan losses	(89,261)			(82,383)			(78,637)
Total assets	$10,796,496			$10,716,391			$10,133,651

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,112,665	$2,376	.86%	$1,031,659	$2,931	1.13%	$1,054,403	$2,976	1.14%
Money market deposits	1,255,306	4,994	1.60	1,231,267	8,344	2.69	1,197,889	8,552	2.90
Savings deposits	904,566	1,388	.62	890,732	2,073	.92	939,171	2,234	.96
Other time deposits	791,565	7,393	3.76	853,076	8,502	3.95	771,233	6,777	3.56
Time deposits $100,000 and over	1,665,044	14,258	3.44	1,720,552	18,509	4.27	1,534,022	16,722	4.42
Total interest-bearing deposits	5,729,146	30,409	2.13	5,727,286	40,359	2.80	5,496,718	37,261	2.75
Short-term borrowings	883,001	5,324	2.43	747,389	6,554	3.48	603,541	6,178	4.15
Long-term debt	164,915	2,478	6.01	168,348	2,558	6.08	38,060	571	6.00
Total interest-bearing liabilities	6,777,062	$38,211	2.27%	6,643,023	$49,471	2.96%	6,138,319	$44,010	2.91%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	2,647,995			2,679,261			2,725,139
Other liabilities	141,518			136,887			125,092
Shareholders' equity	1,229,921			1,257,220			1,145,101
Total liabilities and
shareholders' equity	$10,796,496			$10,716,391			$10,133,651

Net interest income and margin (TE)		$114,815	4.64%		$117,782	4.75%		$116,397	5.08%
Net earning assets and spread	$3,167,647		3.91%	$3,214,874		3.78%	$3,130,583		4.09%
Interest cost of funding earning assets			1.54%			1.99%			1.92%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $131,241, $93,995 and $53,935, respectively, in the first quarter of 2008 and the fourth and first quarters of 2007.

TABLE 10. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	First Quarter 2008 Compared to:
	Fourth Quarter 2007			First Quarter 2007
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$2,262	$(15,391)	$(13,129)	$10,610	$(18,971)	$(8,361)
Mortgage-backed securities	2,256	(199)	2,057	3,553	334	3,887
U.S. agency securities	(405)	(154)	(559)	55	(41)	14
U.S. Treasury securities	(100)	(100)	(200)	(151)	(151)	(302)
Obligations of states and political
subdivisions (TE)	66	(25)	41	141	(59)	82
Other securities	(4)	(18)	(22)	(23)	(3)	(26)
Total investment securities	1,813	(496)	1,317	3,575	80	3,655
Federal funds sold and
short-term investments	(2,005)	(410)	(2,415)	(1,889)	(786)	(2,675)
Total interest income (TE)	2,070	(16,297)	(14,227)	12,296	(19,677)	(7,381)

INTEREST EXPENSE
NOW account deposits	205	(760)	(555)	164	(764)	(600)
Money market deposits	153	(3,503)	(3,350)	404	(3,962)	(3,558)
Savings deposits	30	(715)	(685)	(78)	(768)	(846)
Other time deposits	(655)	(454)	(1,109)	202	414	616
Time deposits $100,000 and over	(609)	(3,642)	(4,251)	1,396	(3,860)	(2,464)
Total interest-bearing deposits	(876)	(9,074)	(9,950)	2,088	(8,940)	(6,852)
Short-term borrowings	1,011	(2,241)	(1,230)	2,287	(3,141)	(854)
Long-term debt	(52)	(28)	(80)	1,906	1	1,907
Total interest expense	83	(11,343)	(11,260)	6,281	(12,080)	(5,799)
Change in net interest income (TE)	$1,987	$(4,954)	$(2,967)	$6,015	$(7,597)	$(1,582)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

PROVISION FOR CREDIT LOSSES
Whitney made a $14.0 million provision for credit losses in the first quarter of 2008, compared to $10.0 million in 2007’s fourth quarter and a $2.0 million negative provision in the first quarter of 2007.  Net loan charge-offs in 2008’s first quarter were $10.2 million or .53% of average loans on an annualized basis, compared to $3.9 million in the fourth quarter of 2007 and minimal net recoveries in the prior year’s first quarter.  The allowance for loan losses increased to 1.19% of total loans at March 31, 2008, up from 1.16% at the end of 2007 and 1.06% a year earlier.
For a more detailed discussion of changes in the allowance for loan losses, the reserve for losses on unfunded credit commitments, nonperforming assets and general credit quality, see the earlier section entitled “Loans, Credit Risk Management, and Allowance and Reserve for Credit Losses.”  The future level of the allowance and reserve and the provisions for credit losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
Noninterest income increased $4.4 million from the first quarter of 2007 to a total of $28.5 million in 2008’s first quarter.  Whitney recognized a $2.3 million gain in the most recent period from the mandatory redemption of a portion of its Visa shares in connection with Visa’s restructuring and initial public offering.  Excluding this gain, noninterest income for the first quarter of 2008 was up 9%, or $2.2 million, from the first quarter of 2007.
Deposit service charge income in the first quarter of 2008 increased 14%, or $1.0 million in total, aided by both improved pricing and reduced earnings credits allowed on certain commercial deposit accounts as the earnings credit rate declined with benchmark short-term market rates. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.
Bank card fees, both credit and debit cards, increased a combined 10%, or $.4 million, compared to the first quarter of 2007 on higher transaction volumes, and trust service fees also grew 10%, or $.3 million.  Fee income from Whitney’s secondary mortgage market operations was down moderately from the year-earlier period reflecting the ongoing relatively broad weakness in the overall housing market.  Excluding the Visa share redemption gain, the categories comprising other noninterest income increased a combined $.5 million compared to the first quarter of 2007, with positive contributions from most all recurring revenue sources.  Net gains on sales of and other revenue from foreclosed assets totaled $2.7 million in the first quarter of 2008, substantially all from certain grandfathered property interests carried at a nominal value.  This total was down $.3 million from the $3.0 million recognized in the first quarter of 2007, which included $2.4 million from grandfathered property interests.
Noninterest income for the first quarter of 2008 was also up $4.4 million compared to 2007’s fourth quarter, including the Visa gain and an additional $2.1 million in gains and other revenue from foreclosed assets, all related to grandfathered property interests.  Income from recurring revenue sources was down slightly between these periods, mainly reflecting some expected seasonal fluctuations.

NONINTEREST EXPENSE
Noninterest expense decreased 3%, or $2.5 million, to a total of $83.9 million in the first quarter of 2008 compared to 2007’s first quarter.
Whitney’s personnel expense increased less than 1% between these periods, with employee compensation down 1%, or $.4 million, and the cost of employee benefits up 8%, or $.7 million.  Compensation added for Signature’s staff totaling $.5 million and normal salary adjustments was offset by a decrease in the compensation associated with management incentive programs and the impact of a 2% reduction in the average full-time equivalent staff level between these periods, excluding the acquired staff.  The increase in the cost of employee benefits resulted mainly from expected increases for retirement benefits and health benefits.
Net occupancy expense increased 6%, or $.5 million, compared to the first quarter of 2007, which was mainly related to the facilities acquired with Signature, de novo branch expansion and the completion of capital projects on storm-damaged facilities.  Equipment and data processing expense also increased 6%, or $.4 million, driven in part by the cost of new customer-oriented applications associated with strategic initiatives.  Legal and other professional fees decreased $.7 million from the first quarter of 2007 which included the cost of work to integrate Signature into Whitney’s systems.  In connection with Visa’s initial public offering in the first quarter of 2008, the Company reversed a $1.0 million liability it had recorded in the fourth quarter of 2007 for its obligation to share in certain of Visa’s litigation losses.
Normalized for the impact of the reversal of the Visa litigation liability, noninterest expense for the 2008’s first quarter was essentially unchanged compared to the fourth quarter of 2007.  As part of a strategic initiative to improve Whitney’s efficiency ratio, management continues to develop action plans to drive down expenses where possible and realign corporate investments.

INCOME TAXES
The Company provided for income tax expense at an effective rate of 32.3% in the first quarter of 2008 compared to 32.1% in the first quarter of 2007.  Whitney’s effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects and in other projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.

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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

    None

Item 1A.  RISK FACTORS

    There has been no material change in the risk factors previously disclosed under Item 1A of Part I of the Company’s annual report on From 10-K for the year ended December 31, 2007.  The risks described therein are not the only risks facing the Company.  Additional risks not presently known, or that the Company may currently deem to be immaterial, may also adversely affect Whitney’s business, financial condition or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 2008	84,837	(2)	$25.28	82,780	2,022,129
February 2008	1,036,300		$26.02	1,036,300	985,829
March 2008	519,277	(2)	$23.25	511,685	474,144

(1)	In November 2007, the Board of Directors authorized the Company to repurchase up to 4 million shares of its common stock. The program extends through December 2008.
(2)	Includes shares that were tendered to the Company as consideration for the exercise price of employee and director stock options totaling 2,057 in January and 7,592 in March.

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
Thomas L. Callicutt, Jr.
Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

May 12, 2008
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
Exhibit 10.1
Summary of performance goals to be used to determine cash bonus awards to the Company’s executive officers for fiscal year 2008 under the Company’s Executive Incentive Compensation Plan and the maximum bonus opportunities that can be earned by named executive officers for fiscal year 2008 (filed on January 28, 2008 under Item 5.02 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.2
Change in executive officer’s base annual salary upon promotion to the position of Chairman of the Board and Chief Executive of the Company (filed on March 17, 2008 under Item 5.02 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

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