Form 10-Q
period 2008-06-30
WHITNEY HOLDING CORP
filed 2008-08-11
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 63,976,202 shares of the registrant’s no par value common stock were outstanding.

WHITNEY HOLDING CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
(dollars in thousands)	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$299,475	$290,199
Federal funds sold and short-term investments	24,588	534,558
Loans held for sale	12,268	16,575
Investment securities
Securities available for sale	1,681,577	1,698,795
Securities held to maturity, fair values of $274,841 and $288,444, respectively	274,115	286,442
Total investment securities	1,955,692	1,985,237
Loans, net of unearned income	7,962,543	7,585,701
Allowance for loan losses	(109,852)	(87,909)
Net loans	7,852,691	7,497,792

Bank premises and equipment	186,423	190,095
Goodwill	331,295	331,295
Other intangible assets	13,266	17,103
Accrued interest receivable	36,244	44,860
Other assets	304,381	119,550
Total assets	$11,016,323	$11,027,264

LIABILITIES
Noninterest-bearing demand deposits	$2,773,086	$2,740,019
Interest-bearing deposits	5,493,794	5,843,770
Total deposits	8,266,880	8,583,789

Short-term borrowings	1,286,228	910,019
Long-term debt	157,020	165,455
Accrued interest payable	18,156	27,079
Accrued expenses and other liabilities	104,961	112,186
Total liabilities	9,833,245	9,798,528

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 67,713,296 shares	2,800	2,800
Capital surplus	409,586	408,266
Retained earnings	888,430	885,792
Accumulated other comprehensive loss	(21,707)	(18,803)
Treasury stock at cost - 3,782,553 and 1,887,780 shares, respectively	(96,031)	(49,319)
Total shareholders' equity	1,183,078	1,228,736
Total liabilities and shareholders' equity	$11,016,323	$11,027,264
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share data)	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$116,321	$140,170	$242,472	$274,429
Interest and dividends on investment securities
Taxable securities	20,996	18,714	43,086	37,054
Tax-exempt securities	2,181	2,271	4,425	4,577
Interest on federal funds sold and short-term investments	109	5,847	1,380	9,793
Total interest income	139,607	167,002	291,363	325,853
INTEREST EXPENSE
Interest on deposits	21,387	41,582	51,796	78,843
Interest on short-term borrowings	4,740	5,960	10,064	12,138
Interest on long-term debt	2,355	2,564	4,833	3,135
Total interest expense	28,482	50,106	66,693	94,116
NET INTEREST INCOME	111,125	116,896	224,670	231,737
PROVISION FOR CREDIT LOSSES	35,000	-	49,000	(2,000)
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	76,125	116,896	175,670	233,737
NONINTEREST INCOME
Service charges on deposit accounts	8,532	7,578	16,641	14,668
Bank card fees	4,489	4,134	8,572	7,834
Trust service fees	3,366	3,264	6,775	6,371
Secondary mortgage market operations	1,387	1,228	2,496	2,412
Other noninterest income	8,400	7,893	20,166	16,861
Securities transactions	-	-	-	-
Total noninterest income	26,174	24,097	54,650	48,146
NONINTEREST EXPENSE
Employee compensation	38,131	40,598	76,452	79,329
Employee benefits	8,951	8,641	18,000	17,039
Total personnel	47,082	49,239	94,452	96,368
Net occupancy	8,502	8,733	17,132	16,880
Equipment and data processing	6,244	5,628	12,462	11,490
Telecommunication and postage	2,654	3,374	5,452	6,494
Corporate value and franchise taxes	2,321	2,379	4,670	4,759
Legal and other professional services	2,527	2,040	4,777	4,966
Amortization of intangibles	1,754	2,981	3,837	5,882
Other noninterest expense	14,506	14,287	26,737	28,266
Total noninterest expense	85,590	88,661	169,519	175,105
INCOME BEFORE INCOME TAXES	16,709	52,332	60,801	106,778
INCOME TAX EXPENSE	3,835	17,280	18,072	34,734
NET INCOME	$12,874	$35,052	$42,729	$72,044
EARNINGS PER SHARE
Basic	$.20	$.52	$.66	$1.08
Diluted	.20	.51	.65	1.06
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	63,957,445	67,238,471	64,459,181	66,667,715
Diluted	64,761,553	68,284,392	65,301,477	67,723,408
CASH DIVIDENDS PER SHARE	$.31	$.29	$.62	$.58
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2006	$2,800	$343,697	$812,644	$(41,015)	$(5,164)	$1,112,962
Adjustment on adoption of FIN 48	-	-	721	-	-	721
Adjusted balance at beginning of period	2,800	343,697	813,365	(41,015)	(5,164)	1,113,683
Comprehensive income:
Net income	-	-	72,044	-	-	72,044
Other comprehensive income (loss):
Unrealized net holding loss on securities,
net of reclassifications and tax	-	-	-	(3,488)	-	(3,488)
Net change in prior service credit and
net actuarial loss on retirement plans,
net of tax	-	-	-	5,326	-	5,326
Total comprehensive income	-	-	72,044	1,838	-	73,882
Cash dividends, $.58 per share	-	-	(39,372)	-	-	(39,372)
Stock issued in business combination	-	48,298	-	-	-	48,298
Stock issued to dividend reinvestment plan	-	81	-	-	1,443	1,524
Long-term incentive plan stock activity:
Restricted stock and units	-	4,372	-	-	(86)	4,286
Stock options	-	387	-	-	2,365	2,752
Directors' compensation plan stock activity	-	2,472	-	-	1,415	3,887
Balance at June 30, 2007	$2,800	$399,307	$846,037	$(39,177)	$(27)	$1,208,940

Balance at December 31, 2007	$2,800	$408,266	$885,792	$(18,803)	$(49,319)	$1,228,736
Comprehensive income:
Net income	-	-	42,729	-	-	42,729
Other comprehensive income (loss):
Unrealized net holding loss on securities,
net of reclassifications and tax	-	-	-	(3,233)	-	(3,233)
Net change in prior service credit and
net actuarial loss on retirement plans,
net of tax	-	-	-	329	-	329
Total comprehensive income	-	-	42,729	(2,904)	-	39,825
Cash dividends, $.62 per share	-	-	(40,091)	-	-	(40,091)
Stock acquired under repurchase program	-	-	-	-	(50,484)	(50,484)
Stock issued to dividend reinvestment plan	-	(27)	-	-	1,673	1,646
Long-term incentive plan stock activity:
Restricted stock and units	-	1,321	-	-	393	1,714
Stock options	-	277	-	-	795	1,072
Directors' compensation plan stock activity	-	(251)	-	-	911	660
Balance at June 30, 2008	$2,800	$409,586	$888,430	$(21,707)	$(96,031)	$1,183,078

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
(dollars in thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$42,729	$72,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	9,222	8,648
Amortization of purchased intangibles	3,837	5,882
Share-based compensation earned	5,897	7,461
Premium amortization (discount accretion) on securities, net	802	511
Provision for credit losses and losses on foreclosed assets	49,044	(1,950)
Net gains on asset dispositions	(1,759)	(1,890)
Deferred tax benefit	(8,528)	(169)
Net decrease in loans originated and held for sale	4,307	3,046
Net increase in interest and other income receivable and prepaid expenses	(7,392)	(11,839)
Net increase (decrease) in interest payable and accrued income taxes and expenses	(14,909)	5,372
Other, net	(3,431)	3,356
Net cash provided by operating activities	79,819	90,472
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	318	34,663
Proceeds from maturities of investment securities available for sale	378,567	192,062
Purchases of investment securities available for sale	(367,198)	(223,827)
Proceeds from maturities of investment securities held to maturity	12,189	7,021
Purchases of investment securities held to maturity	-	(5,022)
Net increase in loans	(410,618)	(96,873)
Net (increase) decrease in federal funds sold and short-term investments	509,864	(82,304)
Purchases of life insurance policies	(150,000)	-
Proceeds from sales of foreclosed assets and surplus property	4,292	3,734
Purchases of bank premises and equipment	(7,142)	(11,317)
Net cash paid in acquisition	-	(7,503)
Other, net	(1,209)	(1,776)
Net cash used in investing activities	(30,937)	(191,142)
FINANCING ACTIVITIES
Net decrease in transaction account and savings account deposits	(52,674)	(481,883)
Net increase (decrease) in time deposits	(264,076)	341,711
Net increase in short-term borrowings	376,209	68,961
Proceeds from issuance of long-term debt	-	149,738
Repayment of long-term debt	(8,310)	(4,150)
Proceeds from issuance of common stock	2,530	4,685
Purchases of common stock	(52,576)	(3,272)
Cash dividends	(39,449)	(37,825)
Other, net	(1,260)	803
Net cash provided by (used in) financing activities	(39,606)	38,768
Increase (decrease) in cash and cash equivalents	9,276	(61,902)
Cash and cash equivalents at beginning of period	290,199	318,165
Cash and cash equivalents at end of period	$299,475	$256,263

Cash received during the period for:
Interest income	$294,735	$322,475

Cash paid during the period for:
Interest expense	$75,833	$88,563
Income taxes	38,500	36,500

Noncash investing activities:
Foreclosed assets received in settlement of loans	$10,966	$2,322

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

NOTE 2
MERGERS AND ACQUISITIONS
On June 9, 2008, Whitney announced a definitive agreement to acquire Parish National Corporation (Parish), headquartered in Covington, Louisiana and the parent of Parish National Bank.  Parish National Bank operates 16 banking centers, primarily on the north shore of Lake Pontchartrain and other parts of the metropolitan New Orleans area, and had $759 million in total assets and $647 million in deposits at June 30, 2008. Parish’s shareholders will receive approximately $165 million in cash and/or Whitney common stock, subject to certain adjustments.  No more than 60% of the total consideration will be paid in cash and no more than 45% of the total consideration will be paid in stock.  The exchange ratio used to determine the number of shares issued will be based on the average closing price of Whitney common stock for the 20 trading days before the fifth trading day prior to the closing date, but the average closing price used shall not be less than $19.50 or more than $26.00.  If the average closing price is below $16.75, then either Parish or Whitney may terminate the agreement.  Subject to approval by Parish’s shareholders, receipt of appropriate regulatory approvals and satisfaction of certain other closing conditions, this acquisition is expected to be completed in the fourth quarter of 2008.
On March 2, 2007, Whitney completed its acquisition of Signature Financial Holdings, Inc. (Signature), headquartered in St. Petersburg, Florida and the parent of Signature Bank.  Signature Bank operated seven banking centers in the Tampa Bay metropolitan area and had approximately $270 million in total assets, including $220 million of loans, and $210 million in deposits at acquisition.  The transaction was valued at approximately $61 million, with $13 million paid to Signature’s shareholders in cash and the remainder in Whitney common stock totaling approximately 1.49 million shares.  Applying purchase accounting to this transaction, the Company recorded goodwill of $39 million and a $4 million intangible asset for the estimated value of deposit relationships with a weighted-average life of 2.4 years.
Signature Bank has been merged into the Bank.  Whitney’s financial statements include the results from acquired operations since the acquisition dates.

NOTE 3
LOANS
The composition of the Company’s loan portfolio was as follows.

	June 30		December 31
(in thousands)	2008		2007
Commercial, financial and agricultural	$3,086,916	39%	$2,822,752	37%
Real estate – commercial, construction and other	3,536,766	44	3,477,558	46
Real estate – residential mortgage	982,769	12	933,797	12
Individuals	356,092	5	351,594	5
Total	$7,962,543	100%	$7,585,701	100%

NOTE 4
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Allowance at beginning of period	$91,708	$76,912	$87,909	$75,927
Allowance of acquired bank	-	-	-	2,791
Provision for credit losses	35,000	500	49,000	(1,500)
Loans charged off	(18,292)	(4,891)	(29,334)	(7,579)
Recoveries	1,436	2,578	2,277	5,460
Net charge-offs	(16,856)	(2,313)	(27,057)	(2,119)
Allowance at end of period	$109,852	$75,099	$109,852	$75,099

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Reserve at beginning of period	$1,300	$1,900	$1,300	$1,900
Provision for credit losses	-	(500)	-	(500)
Reserve at end of period	$1,300	$1,400	$1,300	$1,400

Information on loans evaluated for possible impairment loss follows.

	June 30	December 31
(in thousands)	2008	2007
Impaired loans
Requiring a loss allowance	$107,244	$86,920
Not requiring a loss allowance	20,193	22,412
Total recorded investment in impaired loans	$127,437	$109,332
Impairment loss allowance required	$25,103	$22,590

The following is a summary of nonperforming loans.  Substantially all of the impaired loans summarized above are included in the nonperforming loan totals.

	June 30	December 31
(in thousands)	2008	2007
Loans accounted for on a nonaccrual basis	$147,383	$120,096
Restructured loans	-	-
Total nonperforming loans	$147,383	$120,096

NOTE 5
DEPOSITS
The composition of deposits was as follows.

	June 30	December 31
(in thousands)	2008	2007
Noninterest-bearing demand deposits	$2,773,086	$2,740,019
Interest-bearing deposits:
NOW account deposits	1,032,731	1,151,988
Money market deposits	1,203,892	1,229,715
Savings deposits	938,948	879,609
Other time deposits	729,403	823,884
Time deposits $100,000 and over	1,588,820	1,758,574
Total interest-bearing deposits	5,493,794	5,843,770
Total deposits	$8,266,880	$8,583,789

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $634 million at June 30, 2008 and $705 million at December 31, 2007.  Most of these deposits mature on a daily basis.

NOTE 6
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.

	June 30	December 31
(in thousands)	2008	2007
Securities sold under agreements to repurchase	$504,982	$771,717
Federal Home Loan Bank advances	500,000	-
Federal funds purchased	241,246	98,302
Treasury Investment Program	40,000	40,000
Total short-term borrowings	$1,286,228	$910,019

The Bank borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to its deposit customers.  Repurchase agreements generally mature daily.
Advances from the Federal Home Loan Bank (FHLB) mature within one month and are secured by a blanket lien on Bank loans secured by real estate.
Federal funds purchased are unsecured borrowings from other banks, generally on an overnight basis.
Under the Treasury Investment Program, excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate.  Repayment of these borrowed funds can be demanded at any time.  The Bank participates up to a maximum of $40 million and has pledged securities with a comparable value as collateral.

NOTE 7
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	June 30	December 31
(in thousands)	2008	2007
Other Assets
Cash surrender value of life insurance	$163,113	$12,258
Net deferred income tax asset	61,598	51,718
Low-income housing tax credit fund investments	11,883	13,161
Foreclosed assets and surplus property	14,524	4,624
Prepaid expenses	12,467	7,736
Miscellaneous investments, receivables and other assets	40,796	30,053
Total other assets	$304,381	$119,550
Accrued Expenses and Other Liabilities
Accrued taxes and other expenses	$18,315	$27,969
Dividend payable	16,508	15,913
Liability for pension benefits	38,405	33,956
Obligation for postretirement benefits other than pensions	14,264	15,196
Reserve for losses on unfunded credit commitments	1,300	1,300
Miscellaneous payables, deferred income and other liabilities	16,169	17,852
Total accrued expenses and other liabilities	$104,961	$112,186

In late May 2008, Whitney paid premiums of $150 million to purchase life insurance policies under a newly-adopted company-owned life insurance program.  The policies are carried at their cash surrender value, which represents the amount that could be realized as of the reporting date.  Earnings on these policies are reported in noninterest income and are not taxable.

NOTE 8
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Investment services income	$1,672	$1,411	$3,205	$2,891
Credit-related fees	1,503	1,273	2,842	2,574
ATM fees	1,471	1,364	2,839	2,636
Other fees and charges	1,234	1,421	2,307	2,553
Other operating income	1,695	1,219	5,697	2,007
Net gains on sales and other revenue from foreclosed assets	820	1,154	3,467	4,173
Net gains (losses) on disposals of surplus property	5	51	(191)	27
Total	$8,400	$7,893	$20,166	$16,861

In the first quarter of 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of Visa Inc. (Visa) shares as discussed in Note 12.  This gain is reflected in year-to-date other operating income.

NOTE 9
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Security and other outsourced services	$4,063	$4,105	$7,934	$7,933
Advertising and promotion	1,094	1,217	2,192	2,396
Bank card processing services	1,064	1,009	2,123	1,932
Deposit insurance and regulatory fees	1,111	629	1,823	1,241
Operating supplies	952	1,081	1,949	2,185
Miscellaneous operating losses	586	796	(3)	1,881
Other operating expenses	5,636	5,450	10,719	10,698
Total	$14,506	$14,287	$26,737	$28,266

In the first quarter of 2008, Whitney reversed a $1.0 million liability related to an indemnification agreement with Visa as discussed in Note 12.  The impact is reflected in year-to-date miscellaneous operating losses.

NOTE 10
EMPLOYEE RETIREMENT BENEFIT PLANS
Retirement Income Plans
Whitney has a noncontributory qualified defined benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements.  Based on currently available information, the Company anticipates making a contribution to the plan of approximately $10 million during 2008.  Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers.  The components of net pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Service cost for benefits in period	$2,095	$2,067	$4,189	$4,149
Interest cost on benefit obligation	2,519	2,338	5,026	4,569
Expected return on plan assets	(2,662)	(2,673)	(5,310)	(5,351)
Amortization of:
Net actuarial loss	270	342	539	506
Prior service credit	(21)	(29)	(43)	(58)
Net periodic pension expense	$2,201	$2,045	$4,401	$3,815

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

Health and Welfare Plans
Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents.  The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.  In the first quarter of 2007, Whitney amended these plans to eliminate postretirement health benefits for all participants other than retirees already receiving benefits and those active participants who were eligible to receive benefits by December 31, 2007 and to eliminate dental benefits for all participants.  The amendment also froze the Company’s health care benefit subsidy level and eliminated the life insurance benefit for employees who retire after December 31, 2007.  The amounts recognized as net periodic expense for postretirement benefits were insignificant in both 2008 and 2007.

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
In June 2008, annual share-based compensation awards were made under the employee plan as follows.

		Grant Date
		Fair Value	Total
	Number	of Option or	Share-based
(dollars in thousands, except per share data)	Awarded	Stock Unit	Compensation
Performance-based restricted stock units	(a)	(b)	$4,221 (d)
Tenure-based restricted stock units	137,958	$18.77 (c)	2,384 (d)
Stock options	217,437	3.48	757

(a) A maximum of 434,874 shares could be issued under performance-based awards. Under certain levels of performance, no shares would be issued.

(b) Fair value of base award of 217,437 units was market price of Whitney common stock on the grant date, or $18.77.  Fair value of potential performance units that do not participate in Whitney dividends during the restriction period was $15.13.

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
Employees can first exercise their stock options from the 2008 award three years from the grant date, provided they are still employed.   A prorated number of options can vest and become immediately exercisable upon an employee’s retirement, death or disability within this three-year period.  All employee options expire after ten years, although an earlier expiration applies in the case of retirement, death or disability.  The exercise price for employee options is set at an amount not lower than the opening market price for Whitney’s stock on the grant date.
The Company recognized share-based compensation expense with respect to awards under the employee plan of $1.9 million ($1.2 million after-tax) in the second quarter of 2008 and $3.6 million ($2.4 million after-tax) in the second quarter of 2007.  Share-based compensation expense for the employee plan was $5.7 million ($3.7 million after-tax) for the first six months of 2008 and $7.5 million ($4.8 million after-tax) for the comparable period in 2007.

During June 2008, annual share-based compensation awards were made under the directors’ plan as follows.

		Grant Date	Total
	Number	Fair Value	Share-based
(dollars in thousands, except per share data)	Awarded	of Option or Stock	Compensation
Stock grant	6,750	$18.30	$124
Stock options	45,000	3.42	154

Directors’ stock grants are fully vested upon award, and their stock options are immediately exercisable and expire no later than ten years from the grant date.  The exercise price for the directors’ options was set at $18.30, the closing market price for the Company’s stock on the grant date.

NOTE 12
CONTINGENCIES
Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business.  After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney’s financial condition, results of operations or cash flows.

Indemnification Obligation
In October 2007, Visa completed restructuring transactions that modified the obligation of members of Visa USA, including Whitney, to indemnify Visa against pending and possible settlements of certain litigation matters.  Whitney recorded a $1.0 million liability in the fourth quarter of 2007 for the estimated value of its obligations under the indemnification agreement.  In the first quarter of 2008, Visa completed an initial public offering of its shares and used the proceeds to redeem a portion of Visa USA members’ equity interests and to establish an escrow account that will fund any settlement of the members’ obligations under the indemnification agreement.  Whitney recognized a $2.3 million gain from the redemption proceeds and reversed the $1.0 million liability for its indemnification obligations.  Although the Company remains obligated to indemnify Visa for losses in connection with certain litigation matters whose claims exceed amounts set aside in the escrow account, Whitney’s interest in the escrow balance exceeds management’s current estimate of the value of the Company’s indemnification obligation.
The amount of offering proceeds escrowed for litigation settlements will reduce the number of shares of Visa stock to which Whitney will ultimately be entitled as a result of the restructuring.

NOTE 13
STOCK REPURCHASE PROGRAM
During the second quarter of 2008, Whitney repurchased 409,023 shares of its common stock at an average cost of $23.32 per share.  This completed the repurchase program announced in November 2007.  Under this program Whitney repurchased a total of 3,934,879 shares at an average cost of $25.41 per share.

NOTE 14
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share data)	2008	2007	2008	2007
Numerator:
Net income	$12,874	$35,052	$42,729	$72,044
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$12,874	$35,052	$42,729	$72,044
Denominator:
Weighted-average shares outstanding	63,957,445	67,238,471	64,459,181	66,667,715
Effect of potentially dilutive securities
and contingently issuable shares	804,108	1,045,921	842,296	1,055,693
Denominator for diluted earnings per share	64,761,553	68,284,392	65,301,477	67,723,408
Earnings per share:
Basic	$.20	$.52	$.66	$1.08
Diluted	.20	.51	.65	1.06
Antidilutive stock options	1,930,801	747,750	1,730,247	552,858

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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  A substantial majority of standby letters of credit outstanding at June 30, 2008 have a term of one year or less.

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
A summary of off-balance-sheet financial instruments follows.

	June 30	December 31
(in thousands)	2008	2007
Loan commitments – revolving	$2,416,087	$2,475,656
Loan commitments – nonrevolving	500,686	534,673
Credit card and personal credit lines	529,606	551,748
Standby and other letters of credit	468,003	391,922

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

The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Securities available for sale primarily consist of U.S. government agency and agency mortgage-backed debt securities.  The total excludes $50.9 million of nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost.

	June 30, 2008
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3
Investment securities available for sale	-	$1,630,726	-

To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans with the fair value of the underlying collateral in certain circumstances.   The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $65.1 million at June 30, 2008.  The portion of the allowance for loan losses allocated to these loans totaled $13.5 million at the end of the second quarter of 2008, and the recorded investment in such loans was written down by $4.9 million during the second quarter and $7.8 million over the first six months of 2008 with a charge against the allowance for loan losses.  The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.

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
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FASB staff position (FSP) concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method described in SFAS No. 128, Earnings per Share.  Whitney has awarded share-based payments that are considered participating securities under this FSP.  This guidance is effective for financial statements issued for the Company’s 2009 fiscal year and must be applied retrospectively to earnings per share data presented for all prior periods.  The Company is currently evaluating the impact of this FSP on its reported earnings per share.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	Second Quarter	First Quarter	Second Quarter	Six Months ended June 30
(dollars in thousands, except per share data)	2008	2008	2007	2008	2007
QUARTER-END BALANCE SHEET DATA
Total assets	$11,016,323	$10,781,912	$10,608,267	$11,016,323	$10,608,267
Earning assets	9,955,091	9,882,369	9,697,723	9,955,091	9,697,723
Loans	7,962,543	7,723,508	7,368,404	7,962,543	7,368,404
Investment securities	1,955,692	2,131,446	1,910,271	1,955,692	1,910,271
Noninterest-bearing deposits	2,773,086	2,724,396	2,736,966	2,773,086	2,736,966
Total deposits	8,266,880	8,295,298	8,512,778	8,266,880	8,512,778
Shareholders' equity	1,183,078	1,214,425	1,208,940	1,183,078	1,208,940
AVERAGE BALANCE SHEET DATA
Total assets	$10,838,912	$10,796,496	$10,558,237	$10,817,704	$10,347,117
Earning assets	9,929,683	9,944,709	9,665,684	9,937,197	9,468,389
Loans	7,866,942	7,685,478	7,352,171	7,776,211	7,235,734
Investment securities	2,025,397	2,116,433	1,848,965	2,070,915	1,838,847
Noninterest-bearing deposits	2,747,125	2,647,995	2,743,566	2,697,560	2,734,404
Total deposits	8,220,223	8,377,141	8,479,666	8,298,682	8,351,475
Shareholders' equity	1,213,461	1,229,921	1,211,032	1,221,691	1,178,249
INCOME STATEMENT DATA
Interest income	$139,607	$151,756	$167,002	$291,363	$325,853
Interest expense	28,482	38,211	50,106	66,693	94,116
Net interest income	111,125	113,545	116,896	224,670	231,737
Net interest income (TE)	112,344	114,815	118,444	227,159	234,841
Provision for credit losses	35,000	14,000	-	49,000	(2,000)
Noninterest income	26,174	28,476	24,097	54,650	48,146
Net securities gains in noninterest income	-	-	-	-	-
Noninterest expense	85,590	83,929	88,661	169,519	175,105
Net income	12,874	29,855	35,052	42,729	72,044
KEY RATIOS
Return on average assets	.48%	1.11%	1.33%	.79%	1.40%
Return on average shareholders' equity	4.27	9.76	11.61	7.03	12.33
Net interest margin (TE)	4.54	4.64	4.91	4.59	4.99
Average loans to average deposits	95.70	91.74	86.70	93.70	86.64
Efficiency ratio	61.79	58.57	62.20	60.15	61.88
Allowance for loan losses to loans	1.38	1.19	1.02	1.38	1.02
Annualized net charge-offs to average loans	.86	.53	.13	.70	.06
Nonperforming assets to loans plus foreclosed
assets and surplus property	2.03	1.96	.81	2.03	.81
Average shareholders' equity to average assets	11.20	11.39	11.47	11.29	11.39
Shareholders' equity to total assets	10.74	11.26	11.40	10.74	11.40
Tangible common equity to tangible assets	7.86	8.32	8.34	7.86	8.34
Leverage ratio	8.27	8.45	8.90	8.27	8.90
COMMON SHARE DATA
Earnings Per Share
Basic	$.20	$.46	$.52	$.66	$1.08
Diluted	.20	.45	.51	.65	1.06
Dividends
Cash dividends per share	$.31	$.31	$.29	$.62	$.58
Dividend payout ratio	155.49%	67.23%	56.23%	93.83%	54.65%
Book Value Per Share	$18.51	$18.90	$17.88	$18.51	$17.88
Trading Data
High sales price	$26.32	$27.49	$31.92	$27.49	$33.26
Low sales price	17.85	21.12	29.69	17.85	29.07
End-of-period closing price	18.30	24.79	30.10	18.30	30.10
Trading volume	53,522,061	45,483,491	13,035,329	99,005,552	29,291,427
Average Shares Outstanding
Basic	63,957,445	64,960,915	67,238,471	64,459,181	66,667,715
Diluted	64,761,553	65,841,398	68,284,392	65,301,477	67,723,408
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2007 to June 30, 2008 and on their results of operations during the second quarters of 2008 and 2007 and during the six-month periods through June 30 in each year.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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
The forward-looking statements made in this discussion include, but may not be limited to, (a) comments on conditions impacting certain sectors of the loan portfolio; (b) information about changes in the duration of the investment portfolio with changes in market rates; (c) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (d) discussion of the performance of Whitney’s net interest income assuming certain conditions; (e) comments on the anticipated dividend capacity of the Bank and (f) comments on expected changes in expense levels for employee benefits.
Whitney’s ability to accurately project results or predict the effects of plans or strategies is inherently limited.  Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:
•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;
•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;

•	possible changes in general economic and business conditions, including the real estate and financial markets, in the United States and in the region and communities Whitney serves;
•	the occurrence of natural disasters or acts of war or terrorism that directly or indirectly affect the financial health of Whitney’s customer base;
•	changes in laws and regulations that significantly affect the activities of the banking industry and its competitive position relative to other financial service providers;
•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
•	Whitney’s ability to develop competitive new products and services in a timely manner and their acceptance by the Bank’s customers;
•	Whitney’s ability to effectively expand into new markets;
•	the cost and other effects of material contingencies;
•	the failure to attract or retain key personnel;
•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;
•	management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes; and
•	those other factors identified and discussed in Whitney’s public filings with the SEC.
You are cautioned not to place undue reliance on these forward-looking statements.  Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW
Whitney earned $12.9 million in the quarter ended June 30, 2008, compared with net income of $35.1 million for the second quarter of 2007.  Earnings were $.20 per diluted share in 2008’s second quarter, compared to $.51 for the year-earlier period.

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

Loans and Earning Assets
Loans totaled $8.0 billion at the end of the second quarter of 2008, which was up 5%, or $377 million, from year-end 2007, and 8%, or $594 million, from June 30, 2007.  Loan demand and customer development activity in Texas and Whitney’s Louisiana markets were the major contributors to the loan growth year over year, with demand from commercial and industrial customers serviced from the metropolitan New Orleans area leading the growth during the second quarter of 2008.  The Florida-based portfolio was down 1% year over year, with market conditions continuing to restrain loan demand from the state.
Loans, including loans held for sale, comprised 79% of average earning assets in the second quarter of 2008, up from 77% in the first quarter of 2008 and 76% in the year-earlier period.

Deposits and Funding
Total deposits at June 30, 2008 were 4% below the total at December 31, 2007 and 3% below the total at the end of 2007’s second quarter.  Average deposits in the second quarter of 2008 were down 2% from the first quarter of 2008 and 3% from the year-earlier period.  The decreases in deposits were mainly from higher-cost time deposits, including deposits held in certain treasury-management products used mainly by commercial customers.
Noninterest-bearing deposits comprised 33% of average total deposits in the second quarter of 2008.  These demand deposits funded approximately 28% of average earning assets for the period and the percentage of funding from all noninterest-bearing sources totaled 32% in the second quarter of 2008, which was little changed from both 2008’s first quarter and the second quarter of 2007.  To replace the higher-cost time deposits and fund loan growth, Whitney increased its short-term borrowings in the second quarter of 2008.  Higher-cost interest-bearing funds, which include both time deposits as well as borrowings, funded 36% of average earning assets in 2008’s second quarter, up from 35% in the first quarter of 2008 and 34% in the year-earlier period.

Net Interest Income
Whitney’s net interest income (TE) for the second quarter of 2008 decreased $6.1 million, or 5%, compared to the second quarter of 2007.  Average earning assets increased 3% between these periods.  The net interest margin (TE) was 4.54% for the second quarter of 2008, down 37 basis points from the year-earlier period.  The overall yield on earning assets decreased 129 basis points from the second quarter of 2007, mainly reflecting the steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio toward the end of 2007 and continuing into 2008.  The rates on approximately 30%, or $2.4 billion, of the loan portfolio at June 30, 2008 were tied to changes in Libor benchmarks, with another 24%, or $1.9 billion, tied to prime.  The cost of funds decreased 92 basis points between the second quarters of 2007 and 2008 as the impact of a shift toward higher-cost funding sources between these periods was offset by reductions in funding rates as market rates fell.
Net interest income (TE) for the second quarter of 2008 was down $2.5 million, or 2%, compared to the first quarter of 2008.  Average earning assets were relatively stable between these periods, while the net interest margin declined by 10 basis points.  Earning assets yielded 48 basis points less in the second quarter of 2008, while the cost of funds decreased 38 basis points.  The funding mix was little changed between these periods as a reduction in higher-cost deposit funding was replaced with short-term borrowings.

Provision for Credit Losses and Credit Quality
Whitney made a $35.0 million provision for credit losses in the second quarter of 2008, compared to $14.0 million in 2008’s first quarter and no provision in the second quarter of 2007. Net loan charge-offs in 2008’s second quarter were $16.9 million or .86% of average loans on an annualized basis, compared to $10.2 million in the first quarter of 2008 and $2.3 million in the second quarter of 2007.  The allowance for loan losses increased $18.1 million during the current quarter and represented 1.38% of total loans at June 30, 2008, up from 1.19% at the end of 2008’s first quarter and 1.02% a year earlier.
Deterioration in a few commercial and industrial credits, mainly in Louisiana, added approximately $11 million to the provision for the second quarter of 2008 and accounted for approximately $10 million of charge-offs for the period.  Each of these credits is in a different industry to which Whitney has very limited or no additional exposure.  Continuing weaknesses in the real estate markets in Florida and coastal Alabama led to a provision of approximately $14 million and approximately $4.5 million of charge-offs for the second quarter of 2008, mainly related to loans for residential development.
The total of loans criticized through the Company’s credit risk-rating process was $465 million at June 30, 2008, which represented 6% of total loans and a net increase of $73 million from March 31, 2008.  Loans for residential development, investment and other residential purposes comprised approximately 47% of the criticized loan total at June 30, 2008, mainly concentrated in Florida.

Noninterest Income
Noninterest income increased $2.1 million from the second quarter of 2007.  Deposit service charge income in the second quarter of 2008 was up 13%, or $1.0 million, aided mainly by reduced earnings credits allowed on certain commercial deposit accounts.  Increases were also registered for bank card fees, trust service fees, income from secondary mortgage market operations and most other recurring revenue sources.
The decline in noninterest income compared to 2008’s first quarter reflected certain nonrecurring or occasional revenue items recognized in the earlier period.  In the first quarter of 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of a portion of its Visa shares in connection with Visa’s restructuring and initial public offering (IPO).  The first quarter of 2008 also included an additional $1.8 million in gains and other revenue from foreclosed assets, substantially all related to grandfathered property interests carried at a nominal value.  Income from recurring revenue sources for the second quarter of 2008 was up approximately $2.3 million compared to the current year’s first quarter.

Noninterest Expense
Noninterest expense in the second quarter of 2008 decreased 3%, or $3.1 million, from 2007’s second quarter.  Whitney’s personnel expense decreased 4%, or $2.2 million, between the periods, as expected increases in the cost of certain employee benefits and compensation added for normal salary adjustments were offset by a decrease in compensation associated with management incentive programs and the impact of a 3% reduction in the average full-time equivalent staff level between these periods. The total of all other noninterest expense unrelated to personnel decreased a net $.9 million, or 2%, compared to the second quarter of 2007.
Upon Visa’s IPO in the first quarter of 2008, the Company reversed a $1.0 million liability it had previously recorded for its obligation to share in certain of Visa’s litigation losses.  Normalized for the impact of the reversal of the Visa litigation liability, noninterest expense for 2008’s second quarter was up less than 1%, or $.7 million, compared to the first quarter of 2008.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at June 30, 2008 were up 5%, or $377 million, from year-end 2007, and 8%, or $594 million, from June 30, 2007.  Loan demand and customer development activity in Whitney’s Texas and Louisiana markets were the major contributors to the loan growth year over year, with demand from commercial and industrial (C&I) customers serviced from the metropolitan New Orleans area leading the growth during the second quarter of 2008.  Compared to June 30, 2007, loans serviced from Whitney’s operations in Houston, Texas grew by 28%, those serviced in Louisiana markets outside New Orleans were up 11%, and loans from the metropolitan New Orleans area grew 5%.  The Florida-based portfolio was down 1% year over year, with market conditions continuing to restrain loan demand from the state.
Table 1 shows loan balances by type of loan at June 30, 2008 and at the end of the four prior quarters.  Table 2 distributes the loan portfolio as of June 30, 2008 by the geographic region from which the loans are serviced.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each as well as recent changes.

TABLE 1. LOANS
	2008		2007
( in millions)	June 30	March 31	December 31	September 30	June 30
Commercial, financial and
agricultural	$3,087	$2,897	$2,823	$2,837	$2,825
Real estate – commercial,
construction and other	3,537	3,533	3,477	3,345	3,259
Real estate –
residential mortgage	983	950	934	924	936
Individuals	356	344	352	347	348
Total loans	$7,963	$7,724	$7,586	$7,453	$7,368

The portfolio of commercial loans, other than those secured by real property, increased 9%, or $264 million, between year-end 2007 and June 30, 2008, and this portfolio sector was up a comparable percentage and amount compared to the end of 2007’s second quarter.  This growth was concentrated in Whitney’s Houston, Texas market and, more recently, in the metropolitan New Orleans area, including strong growth from customers in the oil and gas industry.  Overall, the portfolio has remained diversified, with customers in a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, oil and gas exploration and production, marine transportation and maritime construction, financial services, and professional services.  The growth in market areas outside of metropolitan New Orleans in recent years has increased the geographic diversification of customers represented in the commercial portfolio.  Also included in the commercial loan category are loans to individuals, generally secured by collateral other than real estate, that are used to fund investments in new or expanded business opportunities.

Loans outstanding to oil and gas industry customers represented approximately 11% of total loans at June 30, 2008, up from approximately 10% at year-end 2007.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  With expectations of sustained higher commodity prices, Whitney has increased its attention to lending opportunities in the exploration and production sector in recent years, and loans outstanding to this sector comprised over one-third of the oil and gas industry portfolio at June 30, 2008.
Outstanding balances under participations in larger shared-credit loan commitments totaled $435 million at the end of 2008’s second quarter, similar to the total outstanding at year-end 2007.  The total at June 30, 2008 included approximately $142 million related to the oil and gas industry.  Substantially all such shared credits are with customers operating in Whitney’s market area.
The commercial real estate portfolio includes loans for construction and land development, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used by the owners in commercial or industrial operations.  Table 2 presents information on the components and geographic distribution of the commercial real estate loan portfolio.

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT JUNE 30, 2008
					Total	Percent	Total	Percent
				Alabama/	June 30	of	Dec. 31	of
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	2008	total	2007	total
Commercial, financial and
agricultural	$2,182	$536	$102	$267	$3,087	39%	$2,823	37%

Residential construction	80	83	66	40	269	3	316	4
Commercial construction,
land & land development	372	337	421	229	1,359	17	1,454	19
Commercial – owner-user	488	83	180	74	825	10	741	10
Commercial – other	518	151	316	99	1,084	14	967	13
Real estate – commercial,
construction and other	1,458	654	983	442	3,537	44	3,477	46

Real estate –
residential mortgage	535	102	223	123	983	12	934	12
Individuals	241	12	64	39	356	5	352	5
Total	$4,416	$1,304	$1,372	$871	$7,963	100%	$7,586	100%
Percent of total	56%	16%	17%	11%	100%

Project financing is an important component of the activity in this portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  This portfolio sector grew 2%, or $60 million, from December 31, 2007, and has increased 9%, or $278 million, since the end of the second quarter of 2007.  The net growth was in the Louisiana and Houston, Texas markets and involved a variety of retail, commercial and industrial facilities, as well as some multi-family and single-family residential development.  A lack of growth in the Florida-based real estate portfolio reflected limited new project financing, particularly for residential development, coupled with gradual paydowns on existing project loans.  The future pace of new real estate project financing in Whitney’s market areas will reflect the level of confidence by Whitney and its customers in the sustainability of economic conditions favorable to successful project completion.
The residential mortgage loan portfolio increased 5%, or $49 million, from the end of 2007 to June 30, 2008 and was up a comparable percentage and amount from a year earlier.  Growth in this category has mainly come from Whitney’s Louisiana and Texas markets and partly reflects the promotion of tailored home mortgage loan products generally targeted to the higher net worth customer base.  The Bank continues to sell most conventional residential mortgage loan production in the secondary market.  Whitney has no meaningful exposure to sub-prime home mortgage loans.

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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
The total of loans criticized through the Company’s credit risk-rating process was $465 million at June 30, 2008, which represented 6% of total loans and a net increase of $73 million from March 31, 2008.  Table 3 shows the composition of criticized loans at June 30, 2008, distributed by the geographic region from which the loans are serviced.

TABLE 3. CRITICIZED LOANS AT JUNE 30, 2008
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of loans
Commercial, financial and
agricultural	$52	$16	$5	$13	$86	3%

Residential construction	6	4	23	2	35	13%
Commercial construction,
land & land development	6	1	107	22	136	10%
Commercial – owner-user	34	2	11	13	60	7%
Commercial – other	25	2	39	10	76	7%
Real estate – commercial,
construction and other	71	9	180	47	307	9%

Real estate –
residential mortgage	18	2	35	5	60	6%
Individuals	6	-	4	2	12	3%
Total	$147	$27	$224	$67	$465	6%
Percent of loans	3%	2%	16%	8%	6%

The increase in criticized loans during the second quarter of 2008 was concentrated in loans for residential development in the Florida and Alabama markets.  Loans for residential development, investment or other residential purposes comprised approximately 47% of the criticized loan total at June 30, 2008, mainly concentrated in Florida.  Nonresidential real estate loans accounted for approximately 33% of the criticized total at June 30, 2008, with the underlying collateral divided between income-producing properties and properties used by the owners in their business operations.  Loans to commercial and industrial relationships comprised approximately 18% of the criticized total, with no significant concentrations related to industries or markets.
Loans identified as warranting special attention totaled $149 million at the end of the second quarter of 2008, which was a quarterly increase of $4 million for this least severe classification.  The total of loans identified as having well-defined weaknesses that would likely result in some loss if not corrected was up $73 million from March 31, 2008 to a total of $276 million at June 30, 2008.  Loans whose full repayment is in doubt totaled $40 million at June 30, 2008, down $4 million for the quarter.
Included in the total of criticized loans at June 30, 2008 is $147 million of nonperforming loans, up a net $8 million from March 31, 2008.  Approximately half of the nonperforming loans at June 30, 2008 were from Whitney’s Florida market with another 21% from Alabama and 26% from Louisiana.  The Florida and Alabama nonperforming loans were mainly residential-related real estate credits.  Table 4 provides information on nonperforming loans and other nonperforming assets at June 30, 2008 and at the end of the previous four quarters.  Total foreclosed assets and surplus property increased to $14.5 million at June 30, 2008, up from $4.6 million at December 31, 2007, mainly related to residential development and investment properties.

TABLE 4. NONPERFORMING ASSETS
	2008		2007
	June	March	December	September	June
(dollars in thousands)	30	31	31	30	30
Loans accounted for on a nonaccrual basis	$147,383	$139,371	$120,096	$88,580	$56,787
Restructured loans	-	-	-	-	-
Total nonperforming loans	147,383	139,371	120,096	88,580	56,787
Foreclosed assets and surplus property	14,524	11,980	4,624	2,628	2,662
Total nonperforming assets	$161,907	$151,351	$124,720	$91,208	$59,449
Loans 90 days past due still accruing	$7,490	$3,059	$8,711	$2,967	$6,424
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	2.03%	1.96%	1.64%	1.22%	.81%
Allowance for loan losses to
nonperforming loans	75	66	73	93	132
Loans 90 days past due still accruing to loans	.09	.04	.11	.04	.09

The overall allowance for loan losses increased $18.1 million during the second quarter of 2008.  The component of the allowance for criticized loans increased a net $13.2 million after charge-offs of approximately $15.5 million during the period.  The deterioration in a few commercial and industrial credits mainly in Louisiana accounted for approximately $10 million out of the total $18.3 million in charge-offs for the second quarter of 2008.  Each of these credits is in a different industry to which Whitney has very limited or no additional exposure.  The continuing weaknesses in the real estate markets in Florida and coastal Alabama led to approximately $4.5 million of charge-offs for the second quarter of 2008, mainly related to loans for residential development.
The allowance for loans with average or better quality ratings and loans not subject to individual rating increased $1.2 million from March 31, 2008, mainly reflecting loan growth through June 30, 2008.  Management also added $3.7 million to the allowance based on its relative assessment of economic and other qualitative risk factors between these dates.
Table 5 compares second quarter and year-to-date activity for 2008 in the allowance for loan losses and in the reserve for losses on unfunded credit commitments with the comparable periods of 2007.

TABLE 5. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2008	2007	2008	2007
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$91,708	$76,912	$87,909	$75,927
Allowance of acquired bank	-	-	-	2,791
Provision for credit losses	35,000	500	49,000	(1,500)
Loans charged off:
Commercial, financial and agricultural	(11,245)	(2,955)	(16,038)	(4,896)
Real estate – commercial, construction and other	(4,381)	(1,339)	(7,669)	(1,339)
Real estate – residential mortgage	(1,628)	(148)	(3,730)	(217)
Individuals	(1,038)	(449)	(1,897)	(1,127)
Total charge-offs	(18,292)	(4,891)	(29,334)	(7,579)
Recoveries on loans previously charged off:
Commercial, financial and agricultural	779	2,088	1,297	4,562
Real estate – commercial, construction and other	233	61	244	133
Real estate – residential mortgage	115	128	194	169
Individuals	309	301	542	596
Total recoveries	1,436	2,578	2,277	5,460
Net loans charged off	(16,856)	(2,313)	(27,057)	(2,119)
Allowance at end of period	$109,852	$75,099	$109,852	$75,099
Ratios:
Allowance for loan losses to loans at period end	1.38%	1.02%	1.38%	1.02%
Annualized net charge-offs to average loans	.86	.13	.70	.06
Annualized gross charge-offs to average loans	.93	.27	.75	.21
Recoveries to gross charge-offs	7.85	52.71	7.76	72.04
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$1,300	$1,900	$1,300	$1,900
Provision for credit losses	-	(500)	-	(500)
Reserve at end of period	$1,300	$1,400	$1,300	$1,400

INVESTMENT SECURITIES
The investment securities portfolio balance decreased 1%, or $30 million, from year-end 2007 to June 30, 2008, and average investment securities decreased 4%, or $91 million, from the first quarter of 2008 to 2008’s second quarter.  The composition of the average portfolio of investment securities and effective yields are shown in Table 9.
The mix of investments in the portfolio shifted further toward mortgage-backed securities issued or guaranteed by U.S. government agencies during the second quarter of 2008.  The duration of the overall investment portfolio was 2.6 years at June 30, 2008 and would extend to 3.6 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2007, the portfolio’s estimated duration was 2.1 years.

Securities available for sale made up the bulk of the total investment portfolio at June 30, 2008.  Available-for-sale securities are carried at fair value, and the balance reported at June 30, 2008 reflected gross unrealized gains of $10.9 million and gross unrealized losses of $16.6 million.  The unrealized losses were mainly related to mortgage-backed securities and represented approximately 2% of the total amortized cost of the underlying securities.  Substantially all the unrealized losses at June 30, 2008 resulted from increases in market interest rates over the yields available on the underlying securities when they were purchased.  There were no securities in the investment portfolio tied to sub-prime home mortgage loans.  Management identified no value impairment related to credit quality in the portfolio.  In addition, management has the intent and ability to hold these securities until the market-based impairment is recovered; therefore, no value impairment was determined to be other than temporary.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Total deposits at June 30, 2008 were approximately 4% below the total at December 31, 2007 and 3% below the total at the end of 2007’s second quarter.  Table 6 shows the composition of deposits at June 30, 2008, and at the end of the previous four quarters.  Table 9 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the second and first quarters of 2008 and the second quarter of 2007, as well as for the six-month period in each year.

TABLE 6. DEPOSIT COMPOSITION
	2008				2007
(dollars in millions)	June 30		March 31		December 31		September 30		June 30
Noninterest-bearing
demand deposits	$2,773	34%	$2,724	33%	$2,740	32%	$2,639	31%	$2,737	32%
Interest-bearing deposits:
NOW account deposits	1,033	12	1,068	13	1,152	13	1,009	12	991	12
Money market deposits	1,204	15	1,242	15	1,230	14	1,236	15	1,182	14
Savings deposits	939	11	925	11	880	10	898	11	929	11
Other time deposits	729	9	773	9	824	10	866	10	853	10
Time deposits
$100,000 and over	1,589	19	1,563	19	1,758	21	1,739	21	1,821	21
Total interest-bearing	5,494	66	5,571	67	5,844	68	5,748	69	5,776	68
Total	$8,267	100%	$8,295	100%	$8,584	100%	$8,387	100%	$8,513	100%

    Lower-cost deposits at June 30, 2008 decreased 1%, or $53 million, from year-end 2007, partly related to seasonal funds flows of certain state and local government customers, but were up 2%, or $110 million, compared to the end of 2007’s second quarter.  Noninterest-bearing demand deposits comprised 34% of total deposits at June 30, 2008 compared to 32% at the end of the fourth and second quarters of 2007.

    Higher-cost time deposits at June 30, 2008 were down 10%, or $264 million, compared to year-end 2007, and 13%, or $356 million, compared to June 30, 2007.  Approximately half of these decreases were from consumer time deposits, which have become less attractive relative to other deposit and investment products in the current low interest rate environment.  The remaining decrease in higher-cost deposits was concentrated in competitively bid public funds deposits and in treasury-management deposit products used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes.  Whitney has attracted these funds partly as an alternative to other short-term borrowings.  Customers held $634 million of funds in treasury-management deposit products at June 30 2008, down $71 million from the total held at December 31, 2007 and $64 million from a year earlier.  Public funds time deposits totaled approximately $149 million at the end of the second quarter of 2008, which was down $56 million from year-end 2007 and $93 million from June 30, 2007.
    To replace the higher-cost time deposits and fund loan growth, the Company increased its short-term borrowings.  The balance of short-term borrowings at June 30, 2008, was up 41%, or $376 million, from year-end 2007, and 116%, or $692 million, compared to June 30, 2007.  During 2008, Whitney obtained short-term Federal Home Loan Bank (FHLB) advances totaling $500 million and purchased additional federal funds, which were up $143 million at June 30, 2008 compared to year-end 2007.  Total borrowings from customers under securities repurchase agreements decreased 35%, or $267 million, from December 31, 2007, partly reflecting temporary funds from certain large customer business transactions at year end.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.18 billion at June 30, 2008, which was a decrease of $46 million from the end of 2007.  Whitney repurchased 2.04 million of its common shares during the first half of 2008 at a cost of $50 million.  This completed the program announced in November 2007 under which the Company repurchased a total of 3.93 million shares.  For the first half of 2008, the Company retained $3 million of earnings, net of declared dividends, and recognized $3 million in additional equity from activity in share-based compensation plans for employees and directors, including option exercises.  A net unrealized holding loss on securities available for sale during the first half of 2008 led to a $3 million other comprehensive loss for the period.  The Company declared dividends during the first half of 2008 that represented a payout totaling 94% of earnings for the period.  The dividend payout ratio was 52% for the full year in 2007.
The ratios in Table 7 indicate that the Company remained strongly capitalized at June 30, 2008.  Tier 2 and total regulatory capital at both June 30, 2008 and December 31, 2007 include $150 million in subordinated notes payable issued by the Bank.  The decline in Whitney’s capital-to-asset ratios since the end of 2007 mainly reflected asset growth, the completion of the share repurchase program as discussed above and the high dividend payout relative to earnings for the period.  The increase in risk-weighted assets from the end of 2007 mainly reflected the impact of loan growth, partly offset by the impact of a decrease in lower weighted short-term liquidity management investments during this period.

TABLE 7. RISK-BASED CAPITAL AND CAPITAL RATIOS
	June 30	December 31
(dollars in thousands)	2008	2007
Tier 1 regulatory capital	$866,224	$911,141
Tier 2 regulatory capital	260,923	238,967
Total regulatory capital	$1,127,147	$1,150,108
Risk-weighted assets	$9,312,628	$9,023,862
Ratios
Leverage (Tier 1 capital to average assets)	8.27%	8.79%
Tier 1 capital to risk-weighted assets	9.30	10.10
Total capital to risk-weighted assets	12.10	12.75
Shareholders’ equity to total assets	10.74	11.14

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
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  Wholesale funding currently used by the Bank includes FHLB advances and federal funds purchased from upstream correspondents.  The unused borrowing capacity from the FHLB at June 30, 2008 totaled approximately $1 billion and unused federal funds lines totaled approximately $.8 billion.  In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this ability to date.  The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in the first half of 2008.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2008 and 2007.

At June 30, 2008, Whitney Holding Corporation had approximately $79 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases or other corporate uses, before consideration of any future dividends that may be received from the Bank.  Management anticipates that the dividend capacity of the Bank will be sufficient to provide any additional cash needed to fund the acquisition of Parish National Corporation scheduled for the fourth quarter of 2008.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2007.  The most significant obligations included long-term debt service, operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.  There have been no material changes in contractual obligations from year-end 2007 through the end of 2008’s second quarter.

OFF-BALANCE-SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 8 schedules these commitments as of June 30, 2008 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 8. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from June 30, 2008
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,416,087	$1,723,712	$370,971	$283,568	$37,836
Loan commitments – nonrevolving	500,686	259,566	239,137	1,983	-
Credit card and personal credit lines	529,606	529,606	-	-	-
Standby and other letters of credit	468,003	317,885	50,142	99,976	-
Total	$3,914,382	$2,830,769	$660,250	$385,527	$37,836

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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The net interest income simulations run at June 30, 2008 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2007.  Based on these simulations, annual net interest income (TE) would be expected to increase $22.6 million, or 5.2%, and decrease $19.1 million, or 4.4%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points.  These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and that assumes a stable rate environment and structure.  The comparable simulation run at year-end 2007 produced results that ranged from a positive impact on net interest income (TE) of $24.3 million, or 5.2%, to a negative impact of $26.5 million, or 5.6%.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the second quarter of 2008 decreased $6.1 million, or 5%, compared to the second quarter of 2007.  Average earning assets increased 3%, or $264 million, between these periods, and there was some favorable shift in the mix of assets.  The net interest margin (TE) was 4.54% for the second quarter of 2008, down 37 basis points from the year-earlier period.  Net interest income (TE) for the second quarter of 2008 was down $2.5 million, or 2%, compared to the first quarter of 2008.  Average earning assets were relatively stable between these periods, while the net interest margin (TE) declined by 10 basis points.  Tables 9 and 10 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets decreased 129 basis points from the second quarter of 2007 and 48 basis points from 2008’s first quarter, mainly reflecting the steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio toward the end of 2007 and continuing into 2008.  The rates on approximately 30%, or $2.4 billion, of the loan portfolio at June 30, 2008 were tied to changes in Libor benchmarks, with another 24%, or $1.9 billion, tied to prime.  Loans, which in Table 9 include loans held for sale, comprised 79% of average earning assets in the second quarter of 2008, up from 76% in the year-earlier period and 77% in the first quarter of 2008.
The cost of funds decreased 92 basis points from the second quarter of 2007 to 1.16% in 2008’s second quarter.  The mix of funding shifted toward higher-cost sources between these periods reflecting the increased use of short-term borrowings to support earning asset growth.  The impact of this shift on the cost of funds was more than offset by the impact of reductions in funding rates as market rates fell.  Average deposits in the second quarter of 2008 decreased 3% compared to the second quarter of 2007.  Noninterest-bearing deposits and other lower-cost deposits were stable between these periods, but the more rate-sensitive time deposits decreased 10% in the declining interest rate environment.  Noninterest-bearing demand deposits funded approximately 28% of average earning assets for the period and the percentage of funding from all noninterest-bearing sources totaled 32% for the second quarter of 2008, compared to 33% for the second quarter of 2007.  Higher-cost interest-bearing funds funded 36% of average earning assets in 2008’s second quarter, up from 34% in the year-earlier period.  The cost of funds in 2008’s second quarter was down 38 basis points compared to the first quarter of 2008.  The funding mix was little changed between these periods as a reduction in higher-cost deposit funds was replaced with higher-cost short-term borrowings.

TABLE 9. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

	Second Quarter 2008			First Quarter 2008			Second Quarter 2007
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,884,193	$116,366	5.93%	$7,700,842	$126,212	6.59%	$7,373,580	$140,496	7.64%
Mortgage-backed securities	1,525,745	18,031	4.73	1,496,203	17,799	4.76	1,196,679	14,001	4.68
U.S. agency securities	164,576	1,617	3.93	289,779	2,895	4.00	308,160	3,165	4.11
U.S. Treasury securities	-	-	-	-	-	-	24,904	302	4.86
Obligations of states and political
subdivisions (TE)	288,098	4,248	5.90	295,513	4,345	5.88	282,931	4,209	5.95
Other securities	46,978	455	3.88	34,938	504	5.77	36,291	530	5.83
Total investment securities	2,025,397	24,351	4.81	2,116,433	25,543	4.83	1,848,965	22,207	4.80
Federal funds sold and
short-term investments	20,093	109	2.18	127,434	1,271	4.01	443,139	5,847	5.29
Total earning assets	9,929,683	$140,826	5.70%	9,944,709	$153,026	6.18%	9,665,684	$168,550	6.99%
NONEARNING ASSETS
Other assets	1,002,012			941,048			970,948
Allowance for loan losses	(92,783)			(89,261)			(78,395)
Total assets	$10,838,912			$10,796,496			$10,558,237

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,071,995	$1,576	.59%	$1,112,665	$2,376	.86%	$1,053,307	$3,133	1.19%
Money market deposits	1,216,436	2,974	.98	1,255,306	4,994	1.60	1,220,806	9,147	3.00
Savings deposits	916,893	885	.39	904,566	1,388	.62	940,009	2,251	.96
Other time deposits	749,091	6,080	3.27	791,565	7,393	3.76	827,822	7,868	3.81
Time deposits $100,000 and over	1,518,683	9,872	2.61	1,665,044	14,258	3.44	1,694,156	19,183	4.54
Total interest-bearing deposits	5,473,098	21,387	1.57	5,729,146	30,409	2.13	5,736,100	41,582	2.91
Short-term borrowings	1,130,748	4,740	1.69	883,001	5,324	2.43	583,449	5,960	4.10
Long-term debt	157,387	2,355	5.99	164,915	2,478	6.01	168,888	2,564	6.07
Total interest-bearing liabilities	6,761,233	$28,482	1.69%	6,777,062	$38,211	2.27%	6,488,437	$50,106	3.10%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	2,747,125			2,647,995			2,743,566
Other liabilities	117,093			141,518			115,202
Shareholders' equity	1,213,461			1,229,921			1,211,032
Total liabilities and
shareholders' equity	$10,838,912			$10,796,496			$10,558,237

Net interest income and margin (TE)		$112,344	4.54%		$114,815	4.64%		$118,444	4.91%
Net earning assets and spread	$3,168,450		4.01%	$3,167,647		3.91%	$3,177,247		3.89%
Interest cost of funding earning assets			1.16%			1.54%			2.08%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $133,515, $131,241 and $53,274, respectively, in the second and first quarters of 2008 and the second quarter of 2007.

TABLE 9. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a),
YIELDS AND RATES (continued)
	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,792,518	$242,578	6.26%	$7,256,180	$275,069	7.64%
Mortgage-backed securities	1,510,974	35,830	4.74	1,196,830	27,913	4.66
U.S. agency securities	227,178	4,512	3.97	296,282	6,046	4.08
U.S. Treasury securities	-	-	-	24,877	604	4.90
Obligations of states and political
subdivisions (TE)	291,805	8,593	5.89	284,446	8,472	5.96
Other securities	40,958	959	4.70	36,412	1,060	5.82
Total investment securities	2,070,915	49,894	4.82	1,838,847	44,095	4.80
Federal funds sold and
short-term investments	73,764	1,380	3.76	373,362	9,793	5.29
Total earning assets	9,937,197	$293,852	5.94%	9,468,389	$328,957	7.00%
NONEARNING ASSETS
Other assets	971,529			957,243
Allowance for loan losses	(91,022)			(78,515)
Total assets	$10,817,704			$10,347,117

LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,092,330	$3,952	.73%	$1,053,853	$6,109	1.17%
Money market deposits	1,235,871	7,968	1.30	1,209,411	17,699	2.95
Savings deposits	910,729	2,273	.50	939,592	4,485	.96
Other time deposits	770,328	13,473	3.52	799,683	14,645	3.69
Time deposits $100,000 and over	1,591,864	24,130	3.05	1,614,532	35,905	4.48
Total interest-bearing deposits	5,601,122	51,796	1.86	5,617,071	78,843	2.83
Short-term and other borrowings	1,006,875	10,064	2.01	593,440	12,138	4.12
Long-term debt	161,151	4,833	6.00	103,835	3,135	6.04
Total interest-bearing liabilities	6,769,148	$66,693	1.98%	6,314,346	$94,116	3.00%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	2,697,560			2,734,404
Other liabilities	129,305			120,118
Shareholders' equity	1,221,691			1,178,249
Total liabilities and
shareholders' equity	$10,817,704			$10,347,117

Net interest income and margin (TE)		$227,159	4.59%		$234,841	4.99%
Net earning assets and spread	$3,168,049		3.96%	$3,154,043		4.00%
Interest cost of funding earning assets			1.35%			2.01%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $133,378 in 2008 and $53,603 in 2007.

TABLE 10. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Second Quarter 2008 Compared to:						Six Months Ended June 30,
	First Quarter 2008			Second Quarter 2007			2008 Compared to 2007
	Due to		Total	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$2,960	$(12,806)	$(9,846)	$9,143	$(33,273)	$(24,130)	$19,268	$(51,759)	$(32,491)
Mortgage-backed securities	349	(117)	232	3,887	143	4,030	7,442	475	7,917
U.S. agency securities	(1,232)	(46)	(1,278)	(1,417)	(131)	(1,548)	(1,376)	(158)	(1,534)
U.S. Treasury securities	-	-	-	(151)	(151)	(302)	(302)	(302)	(604)
Obligations of states and political
subdivisions (TE)	(110)	13	(97)	76	(37)	39	217	(96)	121
Other securities	144	(193)	(49)	130	(205)	(75)	122	(223)	(101)
Total investment securities	(849)	(343)	(1,192)	2,525	(381)	2,144	6,103	(304)	5,799
Federal funds sold and
short-term investments	(753)	(409)	(1,162)	(3,550)	(2,188)	(5,738)	(6,198)	(2,215)	(8,413)
Total interest income (TE)	1,358	(13,558)	(12,200)	8,118	(35,842)	(27,724)	19,173	(54,278)	(35,105)

INTEREST EXPENSE
NOW account deposits	(84)	(716)	(800)	54	(1,611)	(1,557)	216	(2,373)	(2,157)
Money market deposits	(150)	(1,870)	(2,020)	(33)	(6,140)	(6,173)	379	(10,110)	(9,731)
Savings deposits	19	(522)	(503)	(54)	(1,312)	(1,366)	(134)	(2,078)	(2,212)
Other time deposits	(382)	(931)	(1,313)	(713)	(1,075)	(1,788)	(527)	(645)	(1,172)
Time deposits $100,000 and over	(1,173)	(3,213)	(4,386)	(1,827)	(7,484)	(9,311)	(497)	(11,278)	(11,775)
Total interest-bearing deposits	(1,770)	(7,252)	(9,022)	(2,573)	(17,622)	(20,195)	(563)	(26,484)	(27,047)
Short-term borrowings	1,280	(1,864)	(584)	3,561	(4,781)	(1,220)	5,963	(8,037)	(2,074)
Long-term debt	(113)	(10)	(123)	(173)	(36)	(209)	1,719	(21)	1,698
Total interest expense	(603)	(9,126)	(9,729)	815	(22,439)	(21,624)	7,119	(34,542)	(27,423)
Change in net interest income (TE)	$1,961	$(4,432)	$(2,471)	$7,303	$(13,403)	$(6,100)	$12,054	$(19,736)	$(7,682)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

For the first six months of 2008, net interest income (TE) decreased 3%, or $7.7 million, compared to the first half of 2007.  Average earning assets increased 5% between these periods, while the net interest margin compressed by 40 basis points to 4.59% in 2008.  Average loans represented 78% of average earning assets for the period, up from 77% for the year-to-date period in 2007, while short-term investments decreased to 1% in 2008 from 4% in 2007.  The overall yield on earning assets for the first six months of 2008 was down 106 basis points from the year-earlier period, and the overall cost of funds decreased 66 basis points between these periods.  Noninterest-bearing sources funded 32% of earning assets on average in the first half of 2008, compared to 33% in 2007, while the percentage of earning assets funded by total higher-cost sources increased to 36% in 2008 from 33% in 2007.  Substantially the same factors that affected the mix and rates for earning assets and funding sources in the second quarter of 2008 were evident for the year-to-date period.

PROVISION FOR CREDIT LOSSES
Whitney made a $35.0 million provision for credit losses in the second quarter of 2008, compared to $14.0 million in 2008’s first quarter and no provision in the second quarter of 2007. Net loan charge-offs in 2008’s second quarter were $16.9 million or .86% of average loans on an annualized basis, compared to $10.2 million in the first quarter of 2008 and $2.3 million in the second quarter of 2007.  The allowance for loan losses increased $18.1 million during the current quarter and represented 1.38% of total loans at June 30, 2008, up from 1.19% at the end of 2008’s first quarter and 1.02% a year earlier.
As noted earlier, there was deterioration in a few commercial and industrial credits that added approximately $11 million to the provision for the second quarter of 2008 and accounted for approximately $10 million of charge-offs for the period.  Continuing weaknesses in the real estate markets in Florida and coastal Alabama led to a provision of approximately $14 million and approximately $4.5 million of charge-offs for the second quarter of 2008, mainly related to loans for residential development.   Management also added approximately $4 million to the allowance and provision based on its regular assessment of current economic conditions and other qualitative factors.  The quarterly provision also included approximately $5 million related to charge-offs on consumer and other smaller credits and $1 million associated with loan growth.
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

NONINTEREST INCOME
Noninterest income increased 9%, or $2.1 million, from the second quarter of 2007 to a total of $26.2 million in 2008’s second quarter.
Deposit service charge income in the second quarter of 2008 was up 13%, or $1.0 million in total, aided mainly by reduced earnings credits allowed on certain commercial deposit accounts as the earnings credit rate declined with benchmark short-term market rates. Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Bank card fees, both credit and debit cards, increased a combined 9%, or $.4 million, compared to the second quarter of 2007 on higher transaction volumes.  Trust service fees increased moderately and fee income from Whitney’s secondary mortgage market operations grew 13% under difficult financial and housing market conditions.  The categories comprising other noninterest income increased a combined $.5 million compared to the second quarter of 2007, with positive contributions from most all recurring revenue sources.
The decline in noninterest income compared to 2008’s first quarter reflected certain nonrecurring or occasional revenue items recognized in the earlier period.  In the first quarter of 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of a portion of its Visa shares in connection with Visa’s restructuring and initial public offering (IPO).  Net gains on sales and other revenue from foreclosed assets totaled $.8 million in the second quarter of 2008, but this was down $1.8 million from the total recognized in the first quarter of 2008, substantially all related to grandfathered property interests carried at a nominal value.  Noninterest income from recurring revenue sources for the second quarter of 2008 was up approximately $2.3 million compared to the current year’s first quarter, including $.7 million of earnings on the $150 million used to purchase life insurance policies under a program implemented in late May 2008.
Noninterest income for the first six months of 2008 was $6.5 million higher than in the year-earlier period, including the impact of the Visa share redemption gain.  Excluding this gain, year-to-date income in 2008 was up 9%, or $4.2 million.  Year-to-date changes in individual income categories from the prior year were for the most part consistent with the quarterly changes discussed above and were driven by substantially the same factors.  Net gains and other revenue from foreclosed assets totaled $3.5 million in the first half of 2008, including $3.2 million from grandfathered property interests.  This total was down $.7 million from the $4.2 million recognized in the first half of 2007, which included $3.5 million from grandfathered property interests.

NONINTEREST EXPENSE
Noninterest expense decreased 3%, or $3.1 million, to a total of $85.6 million in the second quarter of 2008 compared to 2007’s second quarter.
Whitney’s personnel expense decreased 4%, or $2.2 million, between these periods, with employee compensation down 6%, or $2.5 million, and the cost of employee benefits up 4%, or $.3 million.  The compensation added for normal salary adjustments was more than offset by a decrease in the compensation associated with management incentive programs, partly as a result of tightened performance criteria coupled with the current difficult operating environment, and by the favorable impact of a 3% reduction in the average full-time equivalent staff level between these periods.  The increase in the cost of employee benefits resulted mainly from expected increases for health and retirement benefits.
Net occupancy expense decreased 3%, or $.2 million, compared to the second quarter of 2007.  Reductions in the cost of insurance and in nonrecurring or periodic facility repairs offset increased expenses related to de novo branch expansion and higher energy costs.  Equipment and data processing expense increased 11%, or $.6 million, driven in part by the cost of new customer-oriented applications associated with strategic initiatives and by branch expansion.  The $.7 million reduction in telecommunications and postage expense mainly reflected the elimination of some redundant communication services used during an upgrade project in 2007.  Legal and other professional fees increased $.5 million from the second quarter of 2007, primarily associated with the implementation of strategic initiatives.  Legal fees related to problem loan resolutions were also higher in the second quarter of 2008, but the impact was muted by a recovery of accumulated fees on a longstanding non-loan matter.
Upon Visa’s IPO in the first quarter of 2008, the Company reversed a $1.0 million liability it had previously recorded for its obligation to share in certain of Visa’s litigation losses.  Normalized for the impact of the reversal of the Visa litigation liability, noninterest expense for the 2008’s second quarter was up less than 1%, or $.7 million, compared to the first quarter of 2008.  Deposit insurance expense increased $.4 million from the first quarter of 2008 as the one-time credit granted on the change to the new assessment system was fully utilized, and a further increase of approximately $.6 million is expected in 2008’s third quarter.  Recent bank failures are expected to put pressure on deposit insurance reserve ratios and could lead to increased assessments, although the amount or timing of any increase is uncertain.  Higher costs were also incurred in the second quarter of 2008 on loan collection efforts and for professional services related to strategic initiatives.
For the six-month period ended June 30, 2008, noninterest expense was down 3%, or $5.6 million, compared to the first half of 2007.  The changes in major noninterest expense categories between these periods were influenced mainly by the same factors cited in the discussion of quarterly results above.   During the first six months of 2007, Whitney expensed disaster-response costs, insurance claim management fees and casualty and operating losses totaling $1.0 million related to the hurricanes of 2005.

INCOME TAXES
The Company provided for income tax expense at an effective rate of 23.0% in the second quarter of 2008 compared to 33.0% in the second quarter of 2007.  Year-to-date, the rate was 29.7% in 2008 and 32.5% in 2007.  Whitney’s effective tax rate has been lower than the 35% federal statutory rate primarily because of tax-exempt interest income from the financing of state and local governments and the availability of tax credits generated by investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.  Because of the reduced level of pre-tax income in 2008, tax-exempt interest and tax credits had a more pronounced impact on the effective rate for the quarterly and year-to-date periods.

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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

    None

Item 1A.  RISK FACTORS

    There has been no material change in the risk factors previously disclosed under Item 1A of Part I of the Company’s annual report on From 10-K for the year ended December 31, 2007, except as set forth below.  In addition to the other information contained in or incorporated by reference into this quarter report on Form 10-Q, these risk factors should be considered carefully in evaluating the Company’s overall risk profile.  The risks described herein and in the Company’s annual report on Form 10-K are not the only risks facing the Company.  Additional risks not presently known, or that the Company may currently deem to be immaterial, may also adversely affect Whitney’s business, financial condition or operating results.

Unusually severe disruptions in the residential real estate market in parts of Whitney’s market area may cause continued higher provisions for credit losses and increase the uncertainty inherent in management’s estimate of credit losses as reflected in its financial condition and results of operations.

The residential real estate market has been under severe stress in the Florida and coastal Alabama markets served by Whitney.  The underlying imbalance of supply and demand will likely take some time to resolve and has caused declines in the value of many residential-related properties, including occupied residences, investment properties, homebuilders’ inventories, developed lots and land for future development.  These conditions can increase the possibility of default on loans made by Whitney that are secured by residential-related properties as well as the probability that the realizable collateral value will not be sufficient to satisfy the debt, resulting in a loss.  Whitney’s loans secured by residential-related real estate in Florida and coastal Alabama at June 30, 2008 comprised approximately 10% of the loan portfolio.  In addition, the problems in the residential real estate market have direct and indirect negative impacts on the broader economy that may increase the credit risk inherent in Whitney’s loans to customers in these and other parts of Whitney’s market area unrelated to residential real estate.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 2008	180,000		$23.78	180,000	-
May 2008	229,023		$22.96	229,023	-
June 2008	109,676	(2)	$19.07	-	-
Total	518,699		$22.42	409,023	-

(1)	In November 2007, the Board of Directors authorized the Company to repurchase up to four million shares of its common stock. The program has been completed.
(2)	Represents shares tendered as consideration for employee tax obligations arising from the vesting of restricted stock awards.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

    None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the shareholders of Whitney Holding Corporation was held on April 23, 2008.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended.  There was no solicitation in opposition to the nominees for election to the Company’s Board for Directors as listed in the proxy statement, and all nominees were elected.

    The voting results for each nominee for director were as follows:

Nominee	For	Withhold
John C. Hope, III	56,263,058	485,805
R. King Milling	56,187,208	561,655
Thomas D. Westfeldt	56,304,175	444,688

    The selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm to audit the books of the Company and its subsidiaries for 2008 was ratified as follows:

For	Against	Abstain
56,370,549	291,833	86,481

Item 5.    OTHER INFORMATION

    None

Item 6.    EXHIBITS

    The exhibits listed on the accompanying Exhibit Index, located on page 44, are filed (or furnished, as applicable) as part of this report.  The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITNEY HOLDING CORPORATION
                   (Registrant)

By:  /s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

August 11, 2008
Date

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1
Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.01 to the Company’s current report on Form 8-K filed on October 2, 2006 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10.1	Form of performance-based restricted stock unit agreement for executive officers under the Company’s 2007 Long-Term Compensation Plan.
Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

44