Form 10-Q
period 2008-09-30
WHITNEY HOLDING CORP
filed 2008-11-10
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 64,013,683 shares of the registrant’s no par value common stock were outstanding.

WHITNEY HOLDING CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
(dollars in thousands)	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$296,143	$290,199
Federal funds sold and short-term investments	46,117	534,558
Loans held for sale	7,951	16,575
Investment securities
Securities available for sale	1,565,459	1,698,795
Securities held to maturity, fair values of $245,471 and $288,444, respectively	246,566	286,442
Total investment securities	1,812,025	1,985,237
Loans, net of unearned income	8,077,775	7,585,701
Allowance for loan losses	(125,370)	(87,909)
Net loans	7,952,405	7,497,792

Bank premises and equipment	183,669	190,095
Goodwill	331,295	331,295
Other intangible assets	11,626	17,103
Accrued interest receivable	37,592	44,860
Other assets	308,624	119,550
Total assets	$10,987,447	$11,027,264

LIABILITIES
Noninterest-bearing demand deposits	$2,809,923	$2,740,019
Interest-bearing deposits	5,244,508	5,843,770
Total deposits	8,054,431	8,583,789

Short-term borrowings	1,465,857	910,019
Long-term debt	156,907	165,455
Accrued interest payable	18,457	27,079
Accrued expenses and other liabilities	108,794	112,186
Total liabilities	9,804,446	9,798,528

SHAREHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000 shares
Issued - 67,713,296 shares	2,800	2,800
Capital surplus	412,163	408,266
Retained earnings	875,347	885,792
Accumulated other comprehensive loss	(12,437)	(18,803)
Treasury stock at cost - 3,736,900 and 1,887,780 shares, respectively	(94,872)	(49,319)
Total shareholders' equity	1,183,001	1,228,736
Total liabilities and shareholders' equity	$10,987,447	$11,027,264
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share data)	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$116,501	$141,448	$358,973	$415,877
Interest and dividends on investment securities
Taxable securities	19,732	19,976	62,818	57,030
Tax-exempt securities	2,091	2,257	6,516	6,834
Interest on federal funds sold and short-term investments	115	5,764	1,495	15,557
Total interest income	138,439	169,445	429,802	495,298
INTEREST EXPENSE
Interest on deposits	19,393	43,798	71,189	122,641
Interest on short-term borrowings	5,259	6,363	15,323	18,501
Interest on long-term debt	2,352	2,566	7,185	5,701
Total interest expense	27,004	52,727	93,697	146,843
NET INTEREST INCOME	111,435	116,718	336,105	348,455
PROVISION FOR CREDIT LOSSES	40,000	9,000	89,000	7,000
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	71,435	107,718	247,105	341,455
NONINTEREST INCOME
Service charges on deposit accounts	8,252	7,882	24,893	22,550
Bank card fees	4,452	4,344	13,024	12,178
Trust service fees	3,189	3,244	9,964	9,615
Secondary mortgage market operations	1,063	1,295	3,559	3,707
Other noninterest income	8,449	37,691	28,615	54,552
Securities transactions	67	(1)	67	(1)
Total noninterest income	25,472	54,455	80,122	102,601
NONINTEREST EXPENSE
Employee compensation	39,456	40,582	115,908	119,911
Employee benefits	8,547	8,414	26,547	25,453
Total personnel	48,003	48,996	142,455	145,364
Net occupancy	9,177	8,666	26,309	25,546
Equipment and data processing	6,048	5,710	18,510	17,200
Telecommunication and postage	2,684	3,033	8,136	9,527
Corporate value and franchise taxes	2,324	2,417	6,994	7,176
Legal and other professional services	2,951	2,712	7,728	7,678
Amortization of intangibles	1,641	2,853	5,478	8,735
Other noninterest expense	16,721	13,842	43,458	42,108
Total noninterest expense	89,549	88,229	259,068	263,334
INCOME BEFORE INCOME TAXES	7,358	73,944	68,159	180,722
INCOME TAX EXPENSE	310	25,178	18,382	59,912
NET INCOME	$7,048	$48,766	$49,777	$120,810
EARNINGS PER SHARE
Basic	$.11	$.72	$.77	$1.80
Diluted	.11	.71	.76	1.78
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	64,057,895	67,526,329	64,324,441	66,957,065
Diluted	64,740,931	68,237,485	65,113,263	67,896,650
CASH DIVIDENDS PER SHARE	$.31	$.29	$.93	$.87
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2006	$2,800	$343,697	$812,644	$(41,015)	$(5,164)	$1,112,962
Adjustment on adoption of FIN 48	-	-	721	-	-	721
Adjusted balance at beginning of period	2,800	343,697	813,365	(41,015)	(5,164)	1,113,683
Comprehensive income:
Net income	-	-	120,810	-	-	120,810
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	8,024	-	8,024
Net change in prior service credit and
net actuarial loss on retirement plans,
net of tax	-	-	-	5,450	-	5,450
Total comprehensive income	-	-	120,810	13,474	-	134,284
Cash dividends, $.87 per share	-	-	(59,221)	-	-	(59,221)
Stock issued in business combination	-	48,298	-	-	-	48,298
Stock issued to dividend reinvestment plan	-	877	-	-	1,443	2,320
Long-term incentive plan stock activity:
Restricted stock & units	-	7,575	-	-	(129)	7,446
Stock options	-	615	-	-	2,365	2,980
Directors' compensation plan stock activity	-	2,604	-	-	1,415	4,019
Balance at September 30, 2007	$2,800	$403,666	$874,954	$(27,541)	$(70)	$1,253,809

Balance at December 31, 2007	$2,800	$408,266	$885,792	$(18,803)	$(49,319)	$1,228,736
Comprehensive income:
Net income	-	-	49,777	-	-	49,777
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	5,978	-	5,978
Net change in prior service credit and
net actuarial loss on retirement plans,
net of tax	-	-	-	388	-	388
Total comprehensive income	-	-	49,777	6,366	-	56,143
Cash dividends, $.93 per share	-	-	(60,222)	-	-	(60,222)
Stock acquired under repurchase program	-	-	-	-	(50,484)	(50,484)
Stock issued to dividend reinvestment plan	-	(331)	-	-	2,827	2,496
Long-term incentive plan stock activity:
Restricted stock & units	-	3,921	-	-	393	4,314
Stock options	-	530	-	-	800	1,330
Directors' compensation plan stock activity	-	(223)	-	-	911	688
Balance at September 30, 2008	$2,800	$412,163	$875,347	$(12,437)	$(94,872)	$1,183,001

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
(dollars in thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$49,777	$120,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	13,888	13,038
Amortization of purchased intangibles	5,478	8,735
Share-based compensation earned	8,696	10,789
Premium amortization (discount accretion) on securities, net	819	744
Provision for credit losses and losses on foreclosed assets	89,530	7,088
Net gains on asset dispositions, including gain on insurance settlement in 2007	(1,975)	(33,257)
Deferred tax (benefit) expense	(15,909)	9,582
Net decrease in loans originated and held for sale	8,624	8,281
Net (increase) decrease in interest and other income receivable and prepaid expenses	293	(5,162)
Net increase (decrease) in interest payable and accrued income taxes and expenses	(15,961)	18,289
Other, net	(7,550)	(563)
Net cash provided by operating activities	135,710	158,374
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	6,342	38,964
Proceeds from maturities of investment securities available for sale	502,965	292,338
Purchases of investment securities available for sale	(367,197)	(273,992)
Proceeds from maturities of investment securities held to maturity	39,654	8,441
Purchases of investment securities held to maturity	-	(5,022)
Net increase in loans	(553,051)	(182,048)
Net (increase) decrease in federal funds sold and short-term investments	490,635	(78,613)
Purchases under bank-owned life insurance program	(150,000)	-
Proceeds from sales of foreclosed assets and surplus property	6,278	5,736
Proceeds from insurance settlement	-	30,801
Purchases of bank premises and equipment	(10,317)	(16,595)
Net cash paid in acquisition	-	(7,503)
Other, net	(3,666)	(625)
Net cash used in investing activities	(38,357)	(188,118)
FINANCING ACTIVITIES
Net decrease in transaction account and savings account deposits	(177,227)	(538,650)
Net increase (decrease) in time deposits	(351,937)	273,163
Net increase in short-term borrowings	555,838	129,340
Proceeds from issuance of long-term debt	-	149,738
Repayment of long-term debt	(8,371)	(4,211)
Proceeds from issuance of common stock	3,380	5,532
Purchases of common stock	(52,576)	(3,272)
Cash dividends	(59,315)	(57,597)
Other, net	(1,201)	863
Net cash used in financing activities	(91,409)	(45,094)
Increase (decrease) in cash and cash equivalents	5,944	(74,838)
Cash and cash equivalents at beginning of period	290,199	318,165
Cash and cash equivalents at end of period	$296,143	$243,327

Cash received during the period for:
Interest income	$428,191	$486,601

Cash paid during the period for:
Interest expense	$102,589	$136,834
Income taxes	38,500	41,500

Noncash investing activities:
Foreclosed assets received in settlement of loans	$17,947	$2,678

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

NOTE 2
MERGERS AND ACQUISITIONS
On November 7, 2008, Whitney completed its acquisition of Parish National Corporation (Parish), the parent of Parish National Bank.  Parish National Bank operates 16 banking centers, primarily on the north shore of Lake Pontchartrain and other parts of the metropolitan New Orleans area, and had $771 million in total assets, including a loan portfolio of $606 million, and $636 million in deposits at the acquisition date.  The Company expects to merge Parish National Bank into Whitney National Bank before the end of 2008 upon the completion of systems-integration work and regulatory approval.  The transaction was valued at approximately $158 million, with approximately $97 million paid to Parish’s shareholders in cash and the remainder in Whitney stock totaling approximately 3.33 million shares.  The purchase price allocation for this transaction has not yet been completed.
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

NOTE 3
LOANS
The composition of the Company’s loan portfolio was as follows.

	September 30		December 31
(in thousands)	2008		2007
Commercial, financial and agricultural	$3,100,428	38%	$2,822,752	37%
Real estate – commercial, construction and other	3,612,038	45	3,477,558	46
Real estate – residential mortgage	1,003,009	12	933,797	12
Individuals	362,300	5	351,594	5
Total	$8,077,775	100%	$7,585,701	100%

NOTE 4
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Allowance at beginning of period	$109,852	$75,099	$87,909	$75,927
Allowance of acquired bank	-	-	-	2,791
Provision for credit losses	40,000	9,400	89,000	7,900
Loans charged off	(27,325)	(5,119)	(56,659)	(12,698)
Recoveries	2,843	2,755	5,120	8,215
Net charge-offs	(24,482)	(2,364)	(51,539)	(4,483)
Allowance at end of period	$125,370	$82,135	$125,370	$82,135

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Reserve at beginning of period	$1,300	$1,400	$1,300	$1,900
Provision for credit losses	-	(400)	-	(900)
Reserve at end of period	$1,300	$1,000	$1,300	$1,000

Information on loans evaluated for possible impairment loss follows.

	September 30	December 31
(in thousands)	2008	2007
Impaired loans
Requiring a loss allowance	$164,961	$86,920
Not requiring a loss allowance	48,177	22,412
Total recorded investment in impaired loans	$213,138	$109,332
Impairment loss allowance required	$31,619	$22,590

The following is a summary of nonperforming loans.  Substantially all of the impaired loans summarized above are included in the nonperforming loan totals.

	September 30	December 31
(in thousands)	2008	2007
Loans accounted for on a nonaccrual basis	$235,136	$120,096
Restructured loans accruing	-	-
Total nonperforming loans	$235,136	$120,096

NOTE 5
DEPOSITS
The composition of deposits was as follows.

	September 30	December 31
(in thousands)	2008	2007
Noninterest-bearing demand deposits	$2,809,923	$2,740,019
Interest-bearing deposits:
NOW account deposits	958,940	1,151,988
Money market deposits	1,158,507	1,229,715
Savings deposits	896,733	879,609
Other time deposits	714,650	823,884
Time deposits $100,000 and over	1,515,678	1,758,574
Total interest-bearing deposits	5,244,508	5,843,770
Total deposits	$8,054,431	$8,583,789

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $447 million at September 30, 2008 and $705 million at December 31, 2007.  Most of these deposits mature on a daily basis.

NOTE 6
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.

	September 30	December 31
(in thousands)	2008	2007
Securities sold under agreements to repurchase	$603,807	$771,717
Federal Home Loan Bank advances	500,000	-
Federal funds purchased	322,057	98,302
Treasury Investment Program	39,993	40,000
Total short-term borrowings	$1,465,857	$910,019

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

NOTE 7
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	September 30	December 31
(in thousands)	2008	2007
Other Assets
Cash surrender value of life insurance	$164,858	$12,258
Net deferred income tax asset	64,078	51,718
Low-income housing tax credit fund investments	11,806	13,161
Foreclosed assets and surplus property	19,597	4,624
Prepaid expenses	9,721	7,736
Miscellaneous investments, receivables and other assets	38,564	30,053
Total other assets	$308,624	$119,550
Accrued Expenses and Other Liabilities
Accrued taxes and other expenses	$25,316	$27,969
Dividend payable	16,748	15,913
Liability for pension benefits	30,272	33,956
Obligation for postretirement benefits other than pensions	14,198	15,196
Reserve for losses on unfunded credit commitments	1,300	1,300
Miscellaneous payables, deferred income and other liabilities	20,960	17,852
Total accrued expenses and other liabilities	$108,794	$112,186

In late May 2008, Whitney paid premiums of $150 million to purchase life insurance policies under a newly-adopted bank-owned life insurance program.  The policies are carried at their cash surrender value, which represents the amount that could be realized as of the reporting date.  Earnings on these policies are reported in noninterest income and are not taxable.

NOTE 8
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Investment services income	$1,458	$1,444	$4,663	$4,335
Credit-related fees	1,562	1,399	4,404	3,973
ATM fees	1,363	1,338	4,202	3,974
Other fees and charges	1,168	1,293	3,475	3,846
Earnings from bank-owned life insurance program	1,610	-	2,283	-
Other operating income	949	32,035	5,882	34,042
Net gains on sales and other revenue from foreclosed assets	328	399	3,886	4,572
Net gains (losses) on disposals of surplus property	11	(217)	(180)	(190)
Total	$8,449	$37,691	$28,615	$54,552

In the first quarter of 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of Visa Inc. (Visa) shares as discussed in Note 13.  This gain is reflected in year-to-date other operating income.
During the third quarter of 2007, Whitney reached a final settlement on insurance claims primarily arising from the hurricanes that struck portions of its market area in the late summer of 2005.  With this settlement, the Company recognized a gain of $31.3 million, which is reported in other operating income.

NOTE 9
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Security and other outsourced services	$3,802	$4,000	$11,736	$11,933
Deposit insurance and regulatory fees	1,661	610	3,484	1,851
Advertising and promotion	1,015	1,464	3,207	3,860
Bank card processing services	1,099	1,068	3,222	3,000
Operating supplies	1,002	1,049	2,951	3,234
Miscellaneous operating losses	2,482	751	2,479	2,632
Other operating expenses	5,660	4,900	16,379	15,598
Total	$16,721	$13,842	$43,458	$42,108

Miscellaneous operating losses for the third quarter and first nine months of 2008 include $2.1 million of casualty losses and expenses incurred during recent hurricanes.  In the first quarter of 2008, Whitney reversed a $1.0 million liability related to an indemnification agreement with Visa as discussed in Note 13.  The impact is also reflected in year-to-date miscellaneous operating losses.

NOTE 10
EMPLOYEE RETIREMENT BENEFIT PLANS
Retirement Income Plans
Whitney has maintained a noncontributory qualified defined-benefit pension plan covering substantially all of its employees, subject to minimum age and service-related requirements.  Whitney also has an unfunded nonqualified defined-benefit pension plan that provides retirement benefits to designated executive officers.
Subsequent to September 30, 2008, Whitney’s Board of Directors approved amendments to the qualified plan (a) to limit eligibility to those employees who are employed on December 31, 2008 and (b) to freeze benefit accruals for all participants other than those who are fully vested and whose age and years of benefit service combined equal at least 50 as of December 31, 2008.  The Company anticipates recognizing a curtailment gain before year end as a result of these amendments, but the amount of the gain is still being determined.
Concurrent with these defined-benefit plan amendments, the Board also approved amendments to Whitney’s employee savings plan.  These amendments authorize the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are either (a) ineligible to participate in the qualified defined-benefit plan or (b) subject to the freeze in benefit accruals under the defined-benefit plan.  The discretionary profit sharing contribution for a plan year is 4% of the participants’ eligible compensation for such year and is allocated only to participants who are employed at year end.  Participants must complete three years of service to become vested in the Company’s contributions, subject to earlier vesting in the case of retirement, death or disability.
The Company made a $10 million contribution to the qualified plan during the third quarter of 2008.  The performance of the pension trust fund through the end of the third quarter of 2008 was substantially below the long-term expected rate of return, reflecting conditions in the equity and corporate debt markets.  Management is monitoring fund performance as it considers whether it would be desirable to make an additional contribution before year end.  The components of net pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Service cost for benefits in period	$2,095	$2,066	$6,284	$6,215
Interest cost on benefit obligation	2,519	2,338	7,545	6,907
Expected return on plan assets	(2,662)	(2,672)	(7,972)	(8,023)
Amortization of:
Net actuarial loss	269	342	808	848
Prior service credit	(21)	(29)	(64)	(87)
Net periodic pension expense	$2,200	$2,045	$6,601	$5,860

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
The Company recognized share-based compensation expense with respect to awards under the employee plan of $2.8 million ($1.8 million after-tax) in the third quarter of 2008 and $3.3 million ($2.2 million after-tax) in the third quarter of 2007.  Share-based compensation expense for the employee plan was $8.5 million ($5.5 million after-tax) for the first nine months of 2008 and $10.8 million ($7.0 million after-tax) for the comparable period in 2007.
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

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment at least annually.  No indication of goodwill impairment was identified in the annual assessment as of September 30, 2008.

NOTE 13
CONTINGENCIES
Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business.  After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney’s financial condition, results of operations or cash flows.

Indemnification Obligation
In October 2007, Visa completed restructuring transactions that modified the obligation of members of Visa USA, including Whitney, to indemnify Visa against pending and possible settlements of certain litigation matters.  Whitney recorded a $1.0 million liability in the fourth quarter of 2007 for the estimated value of its obligations under the indemnification agreement.  In the first quarter of 2008, Visa completed an initial public offering of its shares and used the proceeds to redeem a portion of Visa USA members’ equity interests and to establish an escrow account that will fund any settlement of the members’ obligations under the indemnification agreement.  Whitney recognized a $2.3 million gain from the redemption proceeds and reversed the $1.0 million liability for its indemnification obligations.  Although the Company remains obligated to indemnify Visa for losses in connection with certain litigation matters whose claims exceed amounts set aside in the escrow account, Whitney’s interest in the escrow balance approximates management’s current estimate of the value of the Company’s indemnification obligation.
The amount of offering proceeds escrowed for litigation settlements will reduce the number of shares of Visa stock to which Whitney will ultimately be entitled as a result of the restructuring.

NOTE 14
STOCK REPURCHASE PROGRAM
During the first six months of 2008, Whitney repurchased 2,039,788 shares of its common stock at an average cost of $24.75 per share.  This completed the repurchase program announced in November 2007.  Under this program Whitney repurchased a total of 3,934,879 shares at an average cost of $25.41 per share.

NOTE 15
EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share were as follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share data)	2008	2007	2008	2007
Numerator:
Net income	$7,048	$48,766	$49,777	$120,810
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$7,048	$48,766	$49,777	$120,810
Denominator:
Weighted-average shares outstanding	64,057,895	67,526,329	64,324,441	66,957,065
Effect of potentially dilutive securities
and contingently issuable shares	683,036	711,156	788,822	939,585
Denominator for diluted earnings per share	64,740,931	68,237,485	65,113,263	67,896,650
Earnings per share:
Basic	$.11	$.72	$.77	$1.80
Diluted	.11	.71	.76	1.78
Antidilutive stock options	3,129,524	1,562,080	2,200,076	892,962

NOTE 16
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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  A substantial majority of standby letters of credit outstanding at September 30, 2008 have a term of one year or less.
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
A summary of off-balance-sheet financial instruments follows.

	September 30	December 31
(in thousands)	2008	2007
Loan commitments – revolving	$2,527,502	$2,475,656
Loan commitments – nonrevolving	554,428	534,673
Credit card and personal credit lines	519,624	551,748
Standby and other letters of credit	467,966	391,922

NOTE 17
FAIR VALUE DISCLOSURES
As discussed in Note 18, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, became effective for Whitney’s 2008 fiscal year.  SFAS No. 157 redefines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Although the exchange price concept is not new, the new definition focuses on the exit price as opposed to the entry price, or the price that would be paid to acquire an asset or received to assume a liability.  The standard also emphasizes that fair value is a market-based measurement and not an entity-specific measurement and establishes a hierarchy to prioritize the inputs that can be used in the fair value measurement process.  The inputs in the three levels of this hierarchy are described as follows:

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

The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Securities available for sale primarily consist of U.S. government agency and agency mortgage-backed debt securities.  The total excludes $50.8 million of nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost.

	September 30, 2008
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3
Investment securities available for sale	-	$1,514,459	-

To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans with the fair value of the underlying collateral in certain circumstances.   The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $128 million at September 30, 2008.  The portion of the allowance for loan losses allocated to these loans totaled $29 million at the end of the third quarter of 2008, and the recorded investment in such loans was written down by $19 million during the third quarter and $30 million over the first nine months of 2008 with a charge against the allowance for loan losses.  The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.

NOTE 18
ACCOUNTING STANDARDS DEVELOPMENTS
The Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, to increase consistency and comparability in fair value measurements and provide for expanded disclosures about the development of such measurements and their effect on earnings.  The guidance in this statement was generally effective for Whitney’s 2008 fiscal year.  The effective date has been deferred to 2009 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on at least an annual basis.  The initial application of this standard did not have a material impact on Whitney’s financial condition or results of operations.  Note 17 presents certain disclosures required by SFAS No. 157.
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

FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued in June 2008.  This FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method described in SFAS No. 128, Earnings per Share.  Whitney has awarded share-based payments that are considered participating securities under this FSP.  This guidance is effective for financial statements issued for the Company’s 2009 fiscal year and must be applied retrospectively to earnings per share data presented for all prior periods.  The Company is currently evaluating the impact of this FSP on its reported earnings per share.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	Third Quarter	Second Quarter	Third Quarter	Nine Months ended September 30
(dollars in thousands, except per share data)	2008	2008	2007	2008	2007
QUARTER-END BALANCE SHEET DATA
Total assets	$10,987,447	$11,016,323	$10,604,834	$10,987,447	$10,604,834
Earning assets	9,943,868	9,955,091	9,738,123	9,943,868	9,738,123
Loans	8,077,775	7,962,543	7,452,905	8,077,775	7,452,905
Investment securities	1,812,025	1,955,692	1,875,096	1,812,025	1,875,096
Noninterest-bearing deposits	2,809,923	2,773,086	2,639,020	2,809,923	2,639,020
Total deposits	8,054,431	8,266,880	8,387,235	8,054,431	8,387,235
Shareholders' equity	1,183,001	1,183,078	1,253,809	1,183,001	1,253,809
AVERAGE BALANCE SHEET DATA
Total assets	$10,902,329	$10,838,912	$10,633,674	$10,846,118	$10,443,686
Earning assets	9,892,165	9,929,683	9,746,184	9,922,077	9,562,005
Loans	8,007,507	7,866,942	7,362,491	7,853,872	7,278,450
Investment securities	1,853,581	2,025,397	1,916,927	1,997,942	1,865,161
Noninterest-bearing deposits	2,771,101	2,747,125	2,686,189	2,722,253	2,718,156
Total deposits	8,230,249	8,220,223	8,480,098	8,275,705	8,394,819
Shareholders' equity	1,192,535	1,213,461	1,224,940	1,211,902	1,193,984
INCOME STATEMENT DATA
Interest income	$138,439	$139,607	$169,445	$429,802	$495,298
Interest expense	27,004	28,482	52,727	93,697	146,843
Net interest income	111,435	111,125	116,718	336,105	348,455
Net interest income (TE)	112,601	112,344	118,245	339,760	353,086
Provision for credit losses	40,000	35,000	9,000	89,000	7,000
Noninterest income	25,472	26,174	54,455	80,122	102,601
Net securities gains in noninterest income	67	-	(1)	67	(1)
Noninterest expense	89,549	85,590	88,229	259,068	263,334
Net income	7,048	12,874	48,766	49,777	120,810
KEY RATIOS
Return on average assets	.26%	.48%	1.82%	.61%	1.55%
Return on average shareholders' equity	2.35	4.27	15.79	5.49	13.53
Net interest margin (TE)	4.53	4.54	4.82	4.57	4.93
Average loans to average deposits	97.29	95.70	86.82	94.90	86.70
Efficiency ratio	64.89	61.79	51.09	61.71	57.79
Allowance for loan losses to loans	1.55	1.38	1.10	1.55	1.10
Annualized net charge-offs to average loans	1.22	.86	.13	.87	.08
Nonperforming assets to loans plus foreclosed
assets and surplus property	3.15	2.03	1.22	3.15	1.22
Average shareholders' equity to average assets	10.94	11.20	11.52	11.17	11.43
Shareholders' equity to total assets	10.77	10.74	11.82	10.77	11.82
Tangible common equity as a percentage of
tangible assets, end of period	7.89	7.86	8.81	7.89	8.81
Leverage ratio	8.17	8.27	9.19	8.17	9.19
COMMON SHARE DATA
Earnings Per Share
Basic	$.11	$.20	$.72	$.77	$1.80
Diluted	.11	.20	.71	.76	1.78
Dividends
Cash dividends per share	$.31	$.31	$.29	$.93	$.87
Dividend payout ratio	285.63%	155.49%	40.70%	120.98%	49.02%
Book Value Per Share	$18.49	$18.51	$18.53	$18.49	$18.53
Tangible Book Value Per Share	$13.13	$13.12	$13.35	$13.13	$13.35
Trading Data
High sales price	$33.02	$26.32	$30.32	$33.02	$33.26
Low sales price	13.96	17.85	23.02	13.96	23.02
End-of-period closing price	24.25	18.30	26.38	24.25	26.38
Trading volume	72,540,716	53,522,061	28,674,777	171,546,268	57,966,204
Average Shares Outstanding
Basic	64,057,895	63,957,445	67,526,329	64,324,441	66,957,065
Diluted	64,740,931	64,761,553	68,237,485	65,113,263	67,896,650
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income, excluding securities transactions.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) from December 31, 2007 to September 30, 2008 and on their results of operations during the third quarters of 2008 and 2007 and during the nine-month periods through September 30 in each year.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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
The forward-looking statements made in this discussion include, but may not be limited to, (a) the description of Whitney’s intended participation in the U.S. Treasury’s Capital Purchase Program; (b) comments on conditions impacting certain sectors of the loan portfolio; (c) information about changes in the duration of the investment portfolio with changes in market rates; (d) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (e) discussion of the performance of Whitney’s net interest income assuming certain conditions; (f) comments on the anticipated dividend capacity of the Bank and (g) comments on expected changes in expense levels for employee benefits.
Whitney’s ability to accurately project results or predict the effects of plans or strategies is inherently limited.  Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:
•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;
•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;

•	changes in general economic and business conditions, including the real estate and financial markets, in the United States and in the region and communities Whitney serves;
•	the occurrence of natural disasters or acts of war or terrorism that directly or indirectly affect the financial health of Whitney’s customer base;
•	changes in laws and regulations that significantly affect the activities of the banking industry and its competitive position relative to other financial service providers;
•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them and Whitney’s ability to keep pace with such changes;
•	Whitney’s ability to develop competitive new products and services in a timely manner and their acceptance by the Bank’s customers;
•	Whitney’s ability to effectively and efficiently expand into new markets;
•	the cost and other effects of material contingencies, including litigation contingencies;
•	the failure to attract or retain key personnel;
•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;
•	management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes; and
•	those other factors identified and discussed in Whitney’s public filings with the SEC.
You are cautioned not to place undue reliance on these forward-looking statements.  Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW
Whitney earned $7.0 million in the quarter ended September 30, 2008, compared with net income of $48.8 million for the third quarter of 2007.  Earnings were $.11 per diluted share in 2008’s third quarter, compared to $.71 for the year-earlier period.  The results for the third quarter of 2008 include casualty losses and expenses from Hurricanes Gustav and Ike totaling $2.1 million ($1.3 million after-tax, or $.02 per diluted share for the quarter).  During the third quarter of 2007, Whitney reached a settlement on insurance claims arising from the hurricanes that struck portions of its market area in the late summer of 2005.  With this settlement, the Company recognized a gain of $31.3 million ($19.9 million after-tax, or $.29 per diluted share for the quarter).

Loans and Earning Assets
Loans totaled $8.1 billion at the end of the third quarter of 2008, which was up 6%, or $492 million, from year-end 2007, and 8%, or $625 million, from September 30, 2007.  Loan demand and customer development activity in Whitney’s Texas and Louisiana markets were the major contributors to the loan growth year over year, with demand from commercial customers serviced from the Houston area leading the growth during the third quarter of 2008.  The

Florida-based portfolio was essentially unchanged year over year, with market conditions continuing to restrain loan demand from the state.
Loans, including loans held for sale, comprised 81% of average earning assets in the third quarter of 2008, up from 79% in the second quarter of 2008 and 76% in the year-earlier period.

Deposits and Funding
Total deposits at September 30, 2008 were 6% below the total at December 31, 2007 and 4% below the total at the end of 2007’s third quarter.  These decreases were mainly from higher-cost time deposits, including deposits held in certain treasury-management products used mainly by commercial customers.
Average deposits in the third quarter of 2008 were stable compared to the second quarter of 2008, but down 3% from the year-earlier period.  Noninterest-bearing demand deposits for the current quarter were up 1% on average from 2008’s second quarter and 3% from the third quarter of 2007, concentrated in commercial accounts.  To replace the higher-cost time deposits and fund loan growth, Whitney increased its short-term borrowings in the third quarter of 2008.  Higher-cost interest-bearing funds, which include time deposits as well as borrowings, funded 37% of average earning assets in 2008’s third quarter, up slightly from the second quarter of 2008 and the year-earlier period.

Net Interest Income
Whitney’s net interest income (TE) for the third quarter of 2008 decreased 5%, or $5.6 million, compared to the third quarter of 2007.  Average earning assets increased 1% between these periods, and the mix of assets shifted fairly strongly in favor of loans.  The net interest margin (TE) of 4.53% for the third quarter of 2008 was down 29 basis points from the year-earlier period, mainly reflecting the steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio toward the end of 2007 that continued into 2008.  The rates on approximately 31% of the loan portfolio at September 30, 2008 were tied to changes in Libor benchmarks, with another 25% tied to prime.  A reduction in funding costs from declining market rates was partially offset by the impact of a shift toward higher-cost funding sources between these periods.
Net interest income (TE) for the third quarter of 2008 was essentially unchanged from the second quarter of 2008.  Both average earning assets and the net interest margin (TE) were relatively stable between these periods.  The funding mix shifted further toward higher-cost sources between these periods, mainly from additional short-term borrowings and public fund time deposits.

Provision for Credit Losses and Credit Quality
Whitney provided $40.0 million for credit losses in the third quarter of 2008, compared to $35.0 million in 2008’s second quarter and a $9.0 million provision in the third quarter of 2007. Net loan charge-offs in 2008’s third quarter were $24.5 million or 1.22% of average loans on an annualized basis, compared to $16.9 million in the second quarter of 2008 and $2.4 million in the third quarter of 2007.  The allowance for loan losses increased $15.5 million during the current quarter and represented 1.55% of total loans at September 30, 2008, up from 1.38% at the end of 2008’s second quarter and 1.10% a year earlier.

Continuing weaknesses in the residential real estate markets, primarily in Florida and coastal Alabama, accounted for approximately $25 million of the provision and approximately $11 million of the gross charge-offs for the third quarter of 2008, mainly related to loans for residential development.   Problem commercial and industrial credits added approximately $5 million to the provision for the third quarter of 2008 and accounted for approximately $10 million of charge-offs for the period.  Management added approximately $4 million to the allowance and provision based on its regular assessment of current economic conditions and other qualitative factors.
The total of loans criticized through the Company’s credit risk-rating process was $586 million at September 30, 2008, which represented 7% of total loans and a net increase of $121 million from June 30, 2008.  The increase was largely concentrated in loans for residential development, the majority of which were from the Florida and Alabama markets.  Loans for residential development, investment or other residential purposes comprised approximately half of the criticized loan total at September 30, 2008, mainly concentrated in Florida.

Noninterest Income
Excluding the insurance settlement gain in the third quarter of 2007 that was noted earlier, noninterest income for 2008’s third quarter increased 10%, or $2.3 million, from the year-earlier period.  Deposit service charge income in the third quarter of 2008 was up 5%, or $.4 million, aided mainly by reduced earnings credits allowed on certain commercial deposit accounts.  Fee income from Whitney’s secondary mortgage market operations decreased 18% reflecting difficult financial and housing market conditions.  The categories comprising other noninterest income, excluding the insurance settlement gain, increased a combined $2.1 million compared to the third quarter of 2007, with positive contributions from most recurring revenue sources, including $1.6 million of earnings from a bank-owned life insurance program implemented in late May 2008.
Noninterest income decreased 3%, or $.7 million, compared to 2008’s second quarter.  There were small declines in most recurring revenue sources, other than from the life insurance program, most of which can be at least partly attributed to recent financial and credit market conditions and overall economic conditions.

Noninterest Expense
Noninterest expense in the third quarter of 2008 increased 1%, or $1.3 million, from 2007’s third quarter.  The current year’s period included $2.1 million for uninsured casualty losses and expenses arising from Hurricanes Gustav and Ike that struck parts of the Company’s market area in September.  Whitney’s personnel expense decreased 2%, or $1.0 million, between these periods, primarily due to a decrease in compensation associated with management incentive programs and the impact of a 3% reduction in the average full-time equivalent staff level.
Excluding storm-related items, noninterest expense for 2008’s third quarter was up 2%, or $1.9 million, compared to the second quarter of 2008.  Personnel expense increased $.9 million, although this was mainly related to a reduction in share-based compensation in the second quarter of 2008 that resulted from a periodic reassessment of multi-year performance estimates.  Comparative expense levels for the third quarter of 2008 were also impacted by increased loan collection efforts, higher deposit insurance premiums under the new assessment system and certain seasonal factors.

U.S. Treasury Department Capital Purchase Program
On October 14, 2008, the U.S. Department of Treasury (Treasury) announced a Capital Purchase Program (Program) as part of the actions to restore liquidity and stability to the financial system provided for under the Emergency Economic Stabilization Act of 2008 (EESA) that was signed into law on October 3, 2008.  Under the Program, Treasury may invest in senior preferred stock of eligible financial institutions in an amount not less than 1% or more than 3% of an institution’s risk-weighted assets as of September 30, 2008.  Whitney filed an application to participate in the Program on November 7, 2008 that requested an investment by Treasury of up to $301 million.  Any capital raised through Treasury’s investment will qualify as Tier 1 regulatory capital and be used in calculating all of Whitney’s regulatory capital ratios.
Whitney will pay cumulative dividends on the senior preferred shares at an annual rate of 5% for the first five years and 9% thereafter, unless Whitney redeems the shares earlier.  Redemptions will be at 100% of issue price plus accrued dividends and are subject to prior regulatory approval.  No redemptions are allowed for the first three years, unless the Company uses the proceeds of a sale of common or preferred stock that qualifies as Tier 1 regulatory capital.
Treasury will also receive 10-year warrants to purchase a number of shares of Whitney’s common stock that have an aggregate market price equal to 15% of the amount of Treasury’s investment in the senior preferred stock.  This aggregate market price would equal $45.2 million, assuming a maximum senior preferred issue, and the number of shares will be determined using a 20-day trailing average market price for the Company’s common stock on the day before Whitney’s application is approved by Treasury.
Whitney may not declare or pay dividends on its common stock or repurchase common stock without first having paid all accrued cumulative preferred dividends that are due.  For three years after Treasury’s investment in the senior preferred shares, the Company also may not increase its per share common stock dividend rate or repurchase its common shares without Treasury’s consent, unless Treasury has transferred all the senior preferred shares to third parties.
To be eligible for the Program, Whitney must also comply with certain executive compensation and corporate governance requirements of the EESA, including a limit on the tax deductibility of executive compensation above $500,000.  The rules covering these requirements are being developed by Treasury and other government agencies.
Whitney’s charter does not currently provide for the issuance of preferred stock.  The Company has called a special shareholders’ meeting to vote on a charter amendment to authorize the issuance of up to 20 million shares of preferred stock.  If the shareholders do not approve this amendment, Whitney will be unable to participate in the Program.  Shareholders are also being asked to vote on an increase in the authorized shares of common stock to 200 million shares from the current 100 million shares.

Mergers and Acquisitions
On November 7, 2008, Whitney completed its acquisition of Parish National Corporation (Parish), the parent of Parish National Bank.  Parish National Bank operates 16 banking centers, primarily on the north shore of Lake Pontchartrain and other parts of the metropolitan New Orleans area, and had $771 million in total assets, including a loan portfolio of $606 million, and $636 million in deposits at the acquisition date.  The Company expects to merge Parish National Bank into Whitney National Bank before the end of 2008.  The transaction was valued at approximately $158 million, with $97 million paid to Parish’s shareholders in cash and the remainder in Whitney stock totaling approximately 3.33 million shares.  Parish’s operations since the acquisition date will be included in Whitney’s financial information beginning with the fourth quarter of 2008.
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

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at September 30, 2008 were up 6%, or $492 million, from year-end 2007, and 8%, or $625 million, from September 30, 2007.  Loan demand and customer development activity in Whitney’s Texas and Louisiana markets were the major contributors to the loan growth year over year, with demand from commercial customers serviced from the Houston area leading the growth during the third quarter of 2008.  Compared to September 30, 2007, loans serviced from Whitney’s operations in Houston, Texas grew by 35%, those serviced in Louisiana markets outside New Orleans were up 9%, and loans from the metropolitan New Orleans area grew 4%.  The Florida-based portfolio was essentially unchanged year over year, with market conditions continuing to restrain loan demand from the state.
Table 1 shows loan balances by type of loan at September 30, 2008 and at the end of the four prior quarters.  Table 2 distributes the loan portfolio as of September 30, 2008 by the geographic region from which the loans are serviced.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each as well as recent changes.

TABLE 1. LOANS
	2008			2007
( in millions)	September 30	June 30	March 31	December 31	September 30
Commercial, financial and
agricultural	$3,101	$3,087	$2,897	$2,823	$2,837
Real estate – commercial,
construction and other	3,612	3,537	3,533	3,477	3,345
Real estate –
residential mortgage	1,003	983	950	934	924
Individuals	362	356	344	352	347
Total loans	$8,078	$7,963	$7,724	$7,586	$7,453

The portfolio of commercial loans, other than those secured by real property, increased 10%, or $278 million, between year-end 2007 and September 30, 2008, and this portfolio sector was up a comparable percentage and amount compared to the end of 2007’s third quarter.  This growth was concentrated in Whitney’s Houston, Texas market and Louisiana markets, including strong growth from customers in the oil and gas industry.  Overall, the commercial portfolio has remained diversified, with customers in a range of industries, including oil and gas exploration and production, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial services, and professional services.  The growth in market areas outside of metropolitan New Orleans in recent years has increased the geographic diversification of customers represented in the commercial portfolio.
Loans outstanding to oil and gas industry customers represented approximately 11% of total loans at September 30, 2008, up from approximately 10% at year-end 2007.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  Loans outstanding to the exploration and production sector comprised close to one-third of the oil and gas industry portfolio at September 30, 2008.  The prospect of a significant slowdown in global economic activity has led to a sharp reduction in commodity prices.  Management monitors these prices and their impact on industry activity levels closely and makes appropriate adjustments to Whitney’s credit underwriting guidelines and the management of existing relationships.
Outstanding balances under participations in larger shared-credit loan commitments totaled $549 million at the end of 2008’s third quarter, compared to $444 million outstanding at year-end 2007.  The total at September 30, 2008 included approximately $152 million related to the oil and gas industry.  Substantially all such shared credits are with customers operating in Whitney’s market area.
The commercial real estate portfolio includes loans for construction and land development and investment, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used by the owners in commercial or industrial operations.  Table 2 presents information on the components and geographic distribution of the commercial real estate loan portfolio.

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT SEPTEMBER 30, 2008
					Total	Percent	Total	Percent
				Alabama/	Sept. 30	of	Dec. 31	of
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	2008	total	2007	total
Commercial, financial and
agricultural	$2,147	$583	$101	$270	$3,101	38%	$2,823	37%

Residential construction	74	89	57	45	265	3	316	4
Commercial construction,
land & land development	377	367	433	241	1,418	18	1,454	19
Commercial – owner-user	488	89	180	65	822	10	741	10
Commercial – other	512	155	313	127	1,107	14	967	13
Real estate – commercial,
construction and other	1,451	700	983	478	3,612	45	3,477	46

Real estate –
residential mortgage	533	125	221	124	1,003	12	934	12
Individuals	244	16	64	38	362	5	352	5
Total	$4,375	$1,424	$1,369	$910	$8,078	100%	$7,586	100%
Percent of total	54%	18%	17%	11%	100%

Project financing is an important component of the activity in this portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  This portfolio sector grew 4%, or $135 million, from December 31, 2007, and has increased 8%, or $267 million, since the end of the third quarter of 2007.  The net growth was mainly in the Houston, Texas and Louisiana markets and involved a variety of retail, commercial and industrial facilities, as well as some multi-family and single-family residential development.  A lack of growth in the Florida-based real estate portfolio reflected limited new project financing, particularly for residential development, coupled with gradual paydowns on existing project loans.  The future pace of new real estate project financing in Whitney’s market areas will reflect the level of confidence by Whitney and its customers in the sustainability of economic conditions favorable to successful project completion.
The residential mortgage loan portfolio increased 7%, or $69 million, from the end of 2007 to September 30, 2008 and was up 9% from a year earlier.  Growth in this category has mainly come from Whitney’s Louisiana and Texas markets and partly reflects the promotion of tailored home mortgage loan products generally targeted to the higher net worth customer base.  The Bank continues to sell most conventional residential mortgage loan production in the secondary market.  Whitney lending strategy has not included sub-prime home mortgage loans.

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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
The total of loans criticized through the Company’s credit risk-rating process was $586 million at September 30, 2008, which represented 7% of total loans and a net increase of $121 million from June 30, 2008.  Table 3 shows the composition of criticized loans at September 30, 2008, distributed by the geographic region from which the loans are serviced.

TABLE 3. CRITICIZED LOANS AT SEPTEMBER 30, 2008
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of loans
Commercial, financial and
agricultural	$29	$38	$6	$26	$99	3%

Residential construction	8	10	20	3	41	15%
Commercial construction,
land & land development	28	3	140	34	205	14%
Commercial – owner-user	35	2	17	12	66	8%
Commercial – other	36	-	49	18	103	9%
Real estate – commercial,
construction and other	107	15	226	67	415	11%

Real estate –
residential mortgage	24	2	31	6	63	6%
Individuals	5	-	2	2	9	2%
Total	$165	$55	$265	$101	$586	7%
Percent of loans	4%	4%	19%	11%	7%

The increase in criticized loans during the third quarter of 2008 was largely concentrated in loans for residential development, the majority of which were from the Florida and Alabama markets.  Loans for residential development, investment or other residential purposes comprised approximately one-half of the criticized loan total at September 30, 2008, mainly concentrated in Florida.  Nonresidential real estate loans accounted for another one-third of the criticized total, with the largest concentration in loans on income-producing and investment properties in the Florida market.  Approximately $70 million of the criticized nonresidential real estate loans were secured by properties used in the borrower’s business operations.  Loans to commercial and industrial relationships made up most of the remaining criticized total at September 30, 2008, with no significant concentrations related to industries or markets.  Although management has not identified any systemic portfolio credit issues apart from the real estate problems concentrated in Florida and coastal Alabama, it has taken careful note of the general weakening in the overall economy and is closely monitoring its impact on the performance of the tourism and energy industries given their importance to the economies in Whitney’s market.
Included in the total of criticized loans at September 30, 2008 was $235 million of nonperforming loans, up a net $88 million from June 30, 2008.  Approximately two-thirds of the nonperforming loans at September 30, 2008 were residential-related real estate credits, heavily concentrated in Whitney’s Florida market and, to a lesser extent, Alabama.  The Florida market accounted for 66% of total nonperforming loans at the end of the most recent quarter, followed by 14% from Alabama and 18% from Louisiana.
Table 4 provides information on nonperforming loans and other nonperforming assets at September 30, 2008 and at the end of the previous four quarters.  Total foreclosed assets and surplus property increased to $19.6 million at September 30, 2008, up from $14.5 million at June 30, 2008, mainly related to residential development and investment properties as well as some surplus land originally intended for a branch site.

TABLE 4. NONPERFORMING ASSETS
	2008			2007
	September	June	March	December	September
(dollars in thousands)	30	30	31	31	30
Loans accounted for on a nonaccrual basis	$235,136	$147,383	$139,371	$120,096	$88,580
Restructured loans accruing	-	-	-	-	-
Total nonperforming loans	235,136	147,383	139,371	120,096	88,580
Foreclosed assets and surplus property	19,597	14,524	11,980	4,624	2,628
Total nonperforming assets	$254,733	$161,907	$151,351	$124,720	$91,208
Loans 90 days past due still accruing	$6,145	$7,490	$3,059	$8,711	$2,967
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	3.15%	2.03%	1.96%	1.64%	1.22%
Allowance for loan losses to
nonperforming loans	53.32	74.54	65.80	73.20	92.72
Loans 90 days past due still accruing to loans	.08	.09	.04	.11	.04

The overall allowance for loan losses increased $15.5 million during the third quarter of 2008.  The component of the allowance for criticized loans increased a net $10.2 million after charge-offs of approximately $24 million during the period.  The allowance for loans with average or better quality ratings and loans not subject to individual rating increased $1.0 million from June 30, 2008, mainly from the impact of recent charge-off experience on historical loss factors.  Management also added $4.3 million to the allowance based on its relative assessment of economic and other qualitative risk factors between these dates.
Continuing weaknesses in the residential real estate markets, primarily in Florida and coastal Alabama, accounted for approximately $25 million of the provision and approximately $11 million of the gross charge-offs for the third quarter of 2008, mainly related to loans for residential development.  Until sufficient demand returns to these markets to establish a solid floor on real estate prices and stimulate renewed development, management cannot predict when the level of criticized loans will stabilize or retreat and its periodic estimate of inherent losses for this portfolio segment may be volatile.  Problem commercial credits not secured by real estate added approximately $5 million to the provision for the third quarter of 2008 and accounted for approximately $10 million charge-offs for the period, substantially all of which had been anticipated in the valuation allowance for impaired loans at June 30, 2008.
Table 5 compares third quarter and year-to-date activity for 2008 in the allowance for loan losses and in the reserve for losses on unfunded credit commitments with the comparable periods of 2007.

TABLE 5. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2008	2007	2008	2007
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$109,852	$75,099	$87,909	$75,927
Allowance of acquired bank	-	-	-	2,791
Provision for credit losses	40,000	9,400	89,000	7,900
Loans charged off:
Commercial, financial and agricultural	(11,821)	(3,247)	(27,859)	(8,143)
Real estate – commercial, construction and other	(12,368)	(542)	(19,859)	(1,881)
Real estate – residential mortgage	(2,470)	(719)	(6,378)	(936)
Individuals	(666)	(611)	(2,563)	(1,738)
Total charge-offs	(27,325)	(5,119)	(56,659)	(12,698)
Recoveries on loans previously charged off:
Commercial, financial and agricultural	2,150	2,302	3,447	6,864
Real estate – commercial, construction and other	367	15	575	148
Real estate – residential mortgage	30	215	260	384
Individuals	296	223	838	819
Total recoveries	2,843	2,755	5,120	8,215
Net loans charged off	(24,482)	(2,364)	(51,539)	(4,483)
Allowance at end of period	$125,370	$82,135	$125,370	$82,135
Ratios:
Allowance for loan losses to loans at period end	1.55%	1.10%	1.55%	1.10%
Annualized net charge-offs to average loans	1.22	.13	.87	.08
Annualized gross charge-offs to average loans	1.36	.28	.96	.23
Recoveries to gross charge-offs	10.40	53.82	9.04	64.70
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$1,300	$1,400	$1,300	$1,900
Provision for credit losses	-	(400)	-	(900)
Reserve at end of period	$1,300	$1,000	$1,300	$1,000

INVESTMENT SECURITIES
The investment securities portfolio balance decreased 9%, or $173 million, from year-end 2007 to September 30, 2008, and average investment securities in the current quarter were down a comparable percentage and amount from the second quarter of 2008.  A portion of the funds from portfolio maturities and normal principal payments has been used to support loan growth during 2008.  The composition of the average portfolio of investment securities and effective yields are shown in Table 9.
The mix of investments in the portfolio shifted further toward mortgage-backed securities issued or guaranteed by U.S. government agencies during the third quarter of 2008.  The duration of the overall investment portfolio was 2.5 years at September 30, 2008 and would extend to 3.7 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2007, the portfolio’s estimated duration was 2.1 years.
Securities available for sale made up the bulk of the total investment portfolio at September 30, 2008.  Available-for-sale securities are carried at fair value, and the balance reported at September 30, 2008 reflected gross unrealized gains of $14.5 million and gross unrealized losses of $5.9 million.  The unrealized losses were mainly related to mortgage-backed securities and represented less than 1% of the total amortized cost of the underlying securities.  Substantially all the unrealized losses at September 30, 2008 resulted from increases in market interest rates over the yields available on the underlying securities when they were purchased and other factors unrelated to credit quality.  There were no securities in the investment portfolio tied to sub-prime home mortgage loans.  In addition, management has the intent and ability to hold these securities until the market-based impairment is recovered; therefore, no value impairment was determined to be other than temporary.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Total deposits at September 30, 2008 were approximately 6%, or $530 million, below the total at December 31, 2007 and 4% below the total at the end of 2007’s third quarter.  Table 6 shows the composition of deposits at September 30, 2008, and at the end of the previous four quarters.  Table 9 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the third and second quarters of 2008 and the third quarter of 2007, as well as for the nine-month period in each year.

TABLE 6. DEPOSIT COMPOSITION
	2008						2007
(dollars in millions)	September 30		June 30		March 31		December 31		September 30
Noninterest-bearing
demand deposits	$2,810	35%	$2,773	34%	$2,724	33%	$2,740	32%	$2,639	31%
Interest-bearing deposits:
NOW account deposits	959	12	1,033	12	1,068	13	1,152	13	1,009	12
Money market deposits	1,158	14	1,204	15	1,242	15	1,230	14	1,236	15
Savings deposits	897	11	939	11	925	11	880	10	898	11
Other time deposits	714	9	729	9	773	9	824	10	866	10
Time deposits
$100,000 and over	1,516	19	1,589	19	1,563	19	1,758	21	1,739	21
Total interest-bearing	5,244	65	5,494	66	5,571	67	5,844	68	5,748	69
Total	$8,054	100%	$8,267	100%	$8,295	100%	$8,584	100%	$8,387	100%

    Noninterest-bearing demand deposits grew 3%, or $70 million, from year-end 2007 and 6% from September 30, 2007, mainly concentrated in commercial accounts.  These demand deposits comprised 35% of total deposits at September 30, 2008 compared to 32% at the end of 2007.  Total lower-cost interest-bearing deposits at September 30, 2008 were down 8%, or $248 million, from year-end 2007.  The total for this deposit category declined 4% from the end of 2007’s third quarter.

Higher-cost time deposits at September 30, 2008 were down 14%, or $352 million, compared to year-end 2007.  Consumer time deposits, which have become less attractive relative to other deposit and investment products in the current low interest rate environment, declined 12%, or $149 million, between these dates.  Customers held $447 million of funds in treasury-management deposit products at September 30 2008, down $258 million from the total held at December 31, 2007.  These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile.  Competitively bid public funds time deposits totaled approximately $273 million at the end of the third quarter of 2008, which was up $66 million from year-end 2007.  Treasury-management deposits and public funds deposits serve partly as an alternative to Whitney’s other short-term borrowings.
    To replace the higher-cost time deposits and fund loan growth, the Company increased its short-term borrowings.  The balance of short-term borrowings at September 30, 2008, was up 61%, or $556 million, from year-end 2007.  During 2008, Whitney obtained short-term Federal Home Loan Bank (FHLB) advances totaling $500 million and purchased additional federal funds, which were up $224 million at September 30, 2008 compared to year-end 2007.  Total borrowings from customers under securities repurchase agreements decreased 22%, or $168 million, from December 31, 2007, partly reflecting temporary funds from certain large customer business transactions at year end.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.18 billion at September 30, 2008, which was a decrease of $46 million from the end of 2007.  Whitney repurchased 2.04 million shares of its common stock during the first half of 2008 at a cost of $50 million.  This completed the program announced in November 2007 under which the Company repurchased a total of 3.93 million shares.  For the first nine months of 2008, Whitney recognized $6 million in additional equity from activity in share-based compensation plans for employees and directors, including option exercises.  A net unrealized holding gain on securities available for sale during the first nine months of 2008 was the main factor behind the $6 million in other comprehensive income for the period.
The Company declared dividends at a rate of $.31 per share for each of the first three quarters of 2008.  The total dividends declared exceeded earnings for the first nine months of 2008 by $10 million and represented a payout ratio of 121%.  Management is prepared to reconsider the current quarterly dividend rate if credit problems continue to have a significant adverse impact on Whitney’s earnings performance.  The dividend payout ratio was 52% for the full year in 2007.
The ratios in Table 7 show that the Company remained strongly capitalized at September 30, 2008.  Tier 2 and total regulatory capital at both September 30, 2008 and December 31, 2007 include $150 million in subordinated notes payable issued by the Bank.  The decline in Whitney’s capital-to-asset ratios since the end of 2007 mainly reflected the completion of the share repurchase program as discussed above and a dividend payout in excess of earnings for the period.  The increase in risk-weighted assets from the end of 2007 mainly reflected the impact of loan growth, partly offset by the impact of a decrease in lower weighted short-term liquidity management investments during this period.

TABLE 7. RISK-BASED CAPITAL AND CAPITAL RATIOS
	September 30	December 31
(dollars in thousands)	2008	2007
Tier 1 regulatory capital	$ 861,983	$ 911,141
Tier 2 regulatory capital	267,313	238,967
Total regulatory capital	$1,129,296	$1,150,108
Risk-weighted assets	$9,393,666	$9,023,862
Ratios
Leverage (Tier 1 capital to average assets)	8.17%	8.79%
Tier 1 capital to risk-weighted assets	9.18	10.10
Total capital to risk-weighted assets	12.02	12.75
Shareholders’ equity to total assets	10.77	11.14

The minimum capital ratios for both the Company and the Bank are generally 4% leverage, 4% Tier 1 capital and 8% total capital.  Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  For a bank to qualify as well-capitalized under the regulatory framework for prompt corrective supervisory action, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes. Both the Company and the Bank satisfied the capital criteria to be categorized as “well-capitalized” at September 30, 2008.
Under the Treasury Program, which is described in some detail in the earlier Overview section, the U.S. Treasury may invest in senior preferred stock of eligible financial institutions.  Whitney filed an application to participate in the Program on November 7, 2008 that requested an investment by Treasury of up to $301 million.  Any capital raised through Treasury’s investment will qualify as Tier 1 regulatory capital and be used in calculating all of Whitney’s regulatory capital ratios.

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
Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization.  At September 30, 2008, securities available for sale with a carrying value of $1.37 billion, out of a total portfolio of $1.57 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  In October 2008, the FDIC temporarily increased deposit insurance coverage limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009 and offered to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts over the same period.  These steps were taken as part of the government’s response to the recent severe disruption in the credit markets and were designed to support deposit retention and enhance the liquidity of the nation’s insured depository institutions and thereby assist in stabilizing the overall economy; however, there is no assurance these steps will be successful.
    Wholesale funding currently used by the Bank includes FHLB advances and federal funds purchased from upstream correspondents.  The unused borrowing capacity from the FHLB at September 30, 2008 totaled approximately $1.0 billion and is secured by a blanket lien on loans secured by real estate.  The Bank may also borrow from the Federal Reserve Discount Window and had a borrowing capacity at September 30, 2008 of approximately $1.0 billion, based on collateral available for pledge.  In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this ability to date.  The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in the first nine months of 2008.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2008 and 2007.
At September 30, 2008, Whitney Holding Corporation had approximately $84 million in cash and demand notes from the Bank available to provide liquidity for acquisitions, dividend payments to shareholders, stock repurchases or other corporate uses, before consideration of any future dividends that may be received from the Bank.  Approximately $97 million of cash will be needed to fund the acquisition of Parish National Corporation that was completed on November 7, 2008.  The dividend capacity of the Bank is sufficient to provide any additional funds needed for the acquisition and the quarterly dividend that was payable on October 1, 2008.
Under the Treasury Program, which is described in some detail in the earlier Overview section, the U.S. Treasury may invest in senior preferred stock of eligible financial institutions.  Whitney filed an application to participate in the Program on November 7, 2008 that requested an investment by Treasury of up to $301 million.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2007.  The most significant obligations included long-term debt service, operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.  There have been no material changes in contractual obligations from year-end 2007 through the end of 2008’s third quarter.

The Company made a $10 million contribution to the qualified plan during the third quarter of 2008.  The performance of the pension trust fund through the end of the third quarter of 2008 was substantially below the long-term expected rate of return, reflecting conditions in the equity and corporate debt markets.  Management is monitoring fund performance as it considers whether it would be desirable to make an additional contribution before year end.

OFF-BALANCE-SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 8 schedules these commitments as of September 30, 2008 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 8. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from September 30, 2008
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,527,502	$1,808,464	$426,428	$254,751	$37,859
Loan commitments – nonrevolving	554,428	290,950	261,745	1,733	-
Credit card and personal credit lines	519,624	519,624	-	-	-
Standby and other letters of credit	467,966	328,854	46,394	92,718	-
Total	$4,069,520	$2,947,892	$734,567	$349,202	$37,859

Revolving loan commitments are issued primarily to support commercial activities.  The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions.  A number of such commitments are used only partially or, in some cases, not at all before they expire.  Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates, and many lines remain partly or wholly unused.  Unfunded balances on revolving loan commitments and credit lines should not be used to project actual future liquidity requirements.  Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although many are not expected to lead to permanent financing by the Bank.  Expectations about the level of draws under all credit-related commitments, including the prospect of temporarily increased levels of draws on back-up commercial facilities during this period of disruption in the credit markets, are incorporated into the Company’s liquidity and asset/liability management models.
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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The net interest income simulations run at September 30, 2008 indicated that Whitney was moderately asset sensitive over the near term, similar to its position at year-end 2007.  Based on these simulations, annual net interest income (TE) would be expected to increase $22.4 million, or 4.5%, and decrease $17.4 million, or 3.5%, if interest rates instantaneously increased or decreased, respectively, from current rates by 100 basis points.  These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and that assumes a stable rate environment and structure.  The comparable simulation run at year-end 2007 produced results that ranged from a positive impact on net interest income (TE) of $24.3 million, or 5.2%, to a negative impact of $26.5 million, or 5.6%.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Net interest income (TE) for the third quarter of 2008 was essentially unchanged from the second quarter of 2008.  Both average earning assets and the net interest margin (TE) were relatively stable between these periods.  The funding mix shifted further toward higher-cost sources between these periods, mainly from additional short-term borrowings and public funds time deposits.  Whitney’s net interest income for the third quarter of 2008 decreased 5%, or $5.6 million, compared to the third quarter of 2007.  Average earning assets increased 1% between these periods, and the mix of assets shifted fairly strongly in favor of loans.  The net interest margin (TE) was 4.53% for the third quarter of 2008, down 29 basis points from the year-earlier period.  Tables 9 and 10 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets decreased 135 basis points from the third quarter of 2007, with this year-over-year decline mainly reflecting the steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio toward the end of 2007 that continued into 2008.  The rates on approximately 31%, or $2.5 billion, of the loan portfolio at September 30, 2008 were tied to changes in Libor benchmarks, with another 25%, or $2.0 billion, tied to prime.  The recent disruption in credit markets has been reflected in wider than normal spreads for Libor rates that have continued into the fourth quarter of 2008.  The benefit of the wider spreads to Whitney’s net interest margin, which was estimated at 9 basis points for the third quarter of 2008, will be eliminated with the return of more normal historical relationships.  The timing of this return is uncertain.  Loans, which in Table 9 include loans held for sale, comprised 81% of average earning assets in the third quarter of 2008, up from 76% in the year-earlier period.
The cost of funds decreased 106 basis points from the third quarter of 2007 to 1.09% in 2008’s third quarter.  The reduction in funding costs from declining market rates was partially offset by the impact of a shift toward higher-cost sources between these periods that mainly reflected the increased use of short-term borrowings to support earning asset growth.  Average deposits in the third quarter of 2008 were down 3% compared to the third quarter of 2007.  Noninterest-bearing deposits and other lower-cost interest-bearing deposits increased 1% on average between these periods, but the total for more rate-sensitive time deposits decreased 12% in the declining interest rate environment.  Noninterest-bearing demand deposits funded approximately 28% of average earning assets for the period and the percentage of funding from all noninterest-bearing sources totaled 31% for the third quarter of 2008, which was down slightly from the third quarter of 2007.  Higher-cost interest-bearing sources, including borrowings, funded 37% of average earning assets in 2008’s third quarter, up from 35% in the year-earlier period.

TABLE 9. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)	Third Quarter 2008			Second Quarter 2008			Third Quarter 2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$8,016,903	$116,541	5.79%	$7,884,193	$116,366	5.93%	$7,384,032	$141,760	7.62%
Mortgage-backed securities	1,421,397	17,380	4.89	1,525,745	18,031	4.73	1,246,234	14,970	4.80
U.S. agency securities	115,922	1,252	4.32	164,576	1,617	3.93	328,917	3,436	4.18
U.S. Treasury securities	-	-	-	-	-	-	24,973	307	4.88
Obligations of states and political
subdivisions (TE)	261,419	3,808	5.83	288,098	4,248	5.90	281,615	4,188	5.95
Other securities	54,843	509	3.71	46,978	455	3.88	35,188	547	6.22
Total investment securities	1,853,581	22,949	4.95	2,025,397	24,351	4.81	1,916,927	23,448	4.89
Federal funds sold and
short-term investments	21,681	115	2.13	20,093	109	2.18	445,225	5,764	5.14
Total earning assets	9,892,165	$139,605	5.62%	9,929,683	$140,826	5.70%	9,746,184	$170,972	6.97%
NONEARNING ASSETS
Other assets	1,121,313			1,002,012			964,076
Allowance for loan losses	(111,149)			(92,783)			(76,586)
Total assets	$10,902,329			$10,838,912			$10,633,674

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,013,472	$1,350	.53%	$1,071,995	$1,576	.59%	$1,000,496	$3,034	1.20%
Money market deposits	1,193,546	2,853	.95	1,216,436	2,974	.98	1,238,855	9,411	3.01
Savings deposits	932,454	928	.40	916,893	885	.39	910,828	2,321	1.01
Other time deposits	722,900	5,067	2.79	749,091	6,080	3.27	863,651	8,589	3.95
Time deposits $100,000 and over	1,596,776	9,195	2.29	1,518,683	9,872	2.61	1,780,079	20,443	4.56
Total interest-bearing deposits	5,459,148	19,393	1.41	5,473,098	21,387	1.57	5,793,909	43,798	3.00
Short-term borrowings	1,202,585	5,259	1.74	1,130,748	4,740	1.69	631,189	6,363	4.00
Long-term debt	156,962	2,352	6.00	157,387	2,355	5.99	168,754	2,566	6.08
Total interest-bearing liabilities	6,818,695	$27,004	1.58%	6,761,233	$28,482	1.69%	6,593,852	$52,727	3.17%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	2,771,101			2,747,125			2,686,189
Other liabilities	119,998			117,093			128,693
Shareholders' equity	1,192,535			1,213,461			1,224,940
Total liabilities and
shareholders' equity	$10,902,329			$10,838,912			$10,633,674

Net interest income and margin (TE)		$112,601	4.53%		$112,344	4.54%		$118,245	4.82%
Net earning assets and spread	$3,073,470		4.04%	$3,168,450		4.01%	$3,152,332		3.80%
Interest cost of funding earning assets			1.09%			1.16%			2.15%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Balance includes nonaccruing loans of $168,764, $135,515 and $62,598, respectively, in the third and second quarters of 2008 and the third quarter of 2007.

TABLE 9. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a)
YIELDS AND RATES (continued)
	Nine Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,867,859	$359,119	6.10%	$7,299,265	$416,829	7.63%
Mortgage-backed securities	1,480,897	53,210	4.79	1,213,479	42,883	4.71
U.S. agency securities	189,822	5,764	4.04	307,280	9,482	4.11
U.S. Treasury securities	-	-	-	24,910	911	4.89
Obligations of states and political
subdivisions (TE)	281,603	12,401	5.87	283,492	12,660	5.95
Other securities	45,620	1,468	4.30	36,000	1,607	5.95
Total investment securities	1,997,942	72,843	4.86	1,865,161	67,543	4.83
Federal funds sold and
short-term investments	56,276	1,495	3.55	397,579	15,557	5.23
Total earning assets	9,922,077	$433,457	5.83%	9,562,005	$499,929	6.99%
NONEARNING ASSETS
Other assets	1,021,821			959,546
Allowance for loan losses	(97,780)			(77,865)
Total assets	$10,846,118			$10,443,686

LIABILITES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,065,852	$5,302	.66%	$1,035,871	$9,143	1.18%
Money market deposits	1,221,660	10,821	1.18	1,219,333	27,110	2.97
Savings deposits	918,024	3,201	.47	929,899	6,806	.98
Other time deposits	754,403	18,540	3.28	821,240	23,234	3.78
Time deposits $100,000 and over	1,593,513	33,325	2.79	1,670,320	56,348	4.51
Total interest-bearing deposits	5,553,452	71,189	1.71	5,676,663	122,641	2.89
Short-term and other borrowings	1,072,588	15,323	1.91	606,161	18,501	4.08
Long-term debt	159,744	7,185	6.00	125,713	5,701	6.05
Total interest-bearing liabilities	6,785,784	$93,697	1.84%	6,408,537	$146,843	3.06%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	2,722,253			2,718,156
Other liabilities	126,179			123,009
Shareholders' equity	1,211,902			1,193,984
Total liabilities and
shareholders' equity	$10,846,118			$10,443,686

Net interest income and margin (TE)		$339,760	4.57%		$353,086	4.93%
Net earning assets and spread	$3,136,293		3.99%	$3,153,468		3.93%
Interest cost of funding earning assets			1.26%			2.06%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Balance includes nonaccruing loans of $145,259 in 2008 and $56,634 in 2007.

TABLE 10. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Third Quarter 2008 Compared to:						Nine Months Ended September 30,
	Second Quarter 2008			Third Quarter 2007			2008 Compared to 2007
	Due to		Total	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$2,422	$(2,247)	$175	$11,110	$(36,329)	$(25,219)	$30,648	$(88,358)	$(57,710)
Mortgage-backed securities	(1,259)	608	(651)	2,138	272	2,410	9,597	730	10,327
U.S. agency securities	(513)	148	(365)	(2,297)	113	(2,184)	(3,569)	(149)	(3,718)
U.S. Treasury securities	-	-	-	(153)	(154)	(307)	(455)	(456)	(911)
Obligations of states and political
subdivisions (TE)	(389)	(51)	(440)	(295)	(85)	(380)	(84)	(175)	(259)
Other securities	74	(20)	54	234	(272)	(38)	371	(510)	(139)
Total investment securities	(2,087)	685	(1,402)	(373)	(126)	(499)	5,860	(560)	5,300
Federal funds sold and
short-term investments	9	(3)	6	(3,496)	(2,153)	(5,649)	(10,234)	(3,828)	(14,062)
Total interest income (TE)	344	(1,565)	(1,221)	7,241	(38,608)	(31,367)	26,274	(92,746)	(66,472)

INTEREST EXPENSE
NOW account deposits	(78)	(148)	(226)	38	(1,722)	(1,684)	257	(4,098)	(3,841)
Money market deposits	(44)	(77)	(121)	(333)	(6,225)	(6,558)	52	(16,341)	(16,289)
Savings deposits	19	24	43	53	(1,446)	(1,393)	(86)	(3,519)	(3,605)
Other time deposits	(196)	(817)	(1,013)	(1,258)	(2,264)	(3,522)	(1,796)	(2,898)	(4,694)
Time deposits $100,000 and over	520	(1,197)	(677)	(1,930)	(9,318)	(11,248)	(2,485)	(20,538)	(23,023)
Total interest-bearing deposits	221	(2,215)	(1,994)	(3,430)	(20,975)	(24,405)	(4,058)	(47,394)	(51,452)
Short-term borrowings	346	173	519	3,700	(4,804)	(1,104)	9,759	(12,937)	(3,178)
Long-term debt	(7)	4	(3)	(178)	(36)	(214)	1,531	(47)	1,484
Total interest expense	560	(2,038)	(1,478)	92	(25,815)	(25,723)	7,232	(60,378)	(53,146)
Change in net interest income (TE)	$(216)	$473	$257	$7,149	$(12,793)	$(5,644)	$19,042	$(32,368)	$(13,326)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

For the first nine months of 2008, net interest income (TE) decreased 4%, or $13.3 million, compared to the same period in 2007.  Average earning assets increased 4% between these periods, while the net interest margin compressed by 36 basis points to 4.57% in 2008.  Average loans represented 79% of average earning assets for the period, up from 76% for the year-to-date period in 2007, while short-term investments decreased to 1% in 2008 from 4% in 2007.  The overall yield on earning assets for the first nine months of 2008 was down 116 basis points from the year-earlier period, and the overall cost of funds decreased 80 basis points between these periods.  Noninterest-bearing sources funded 32% of earning assets on average in the first nine months of 2008, compared to 33% in 2007, while the percentage of earning assets funded by total higher-cost sources increased to 36% in 2008 from 34% in 2007.  Substantially the same factors that affected the mix of and rates for earning assets and funding sources in the third quarter of 2008 were evident for the year-to-date period.

PROVISION FOR CREDIT LOSSES
Whitney provided $40.0 million for credit losses in the third quarter of 2008, compared to $35.0 million in 2008’s second quarter and a $9.0 million provision in the third quarter of 2007. Net loan charge-offs in 2008’s third quarter were $24.5 million or 1.22% of average loans on an annualized basis, compared to $16.9 million in the second quarter of 2008 and $2.4 million in the third quarter of 2007.  The allowance for loan losses increased $15.5 million during the current quarter and represented 1.55% of total loans at September 30, 2008, up from 1.38% at the end of 2008’s second quarter and 1.10% a year earlier.
Continuing weaknesses in the residential real estate markets, primarily in Florida and coastal Alabama, accounted for approximately $25 million of the provision and approximately $11 million of the gross charge-offs for the third quarter of 2008, mainly related to loans for residential development.  Until sufficient demand returns to these markets to establish a solid floor on real estate prices and stimulate renewed development, management cannot predict when the level of criticized loans will stabilize or retreat and its periodic estimate of inherent losses for this portfolio segment may be volatile.   Problem commercial and industrial credits added approximately $5 million to the provision for the third quarter of 2008 and accounted for approximately $10 million charge-offs for the period, substantially all of which had been anticipated in the valuation allowance for impaired loans at June 30, 2008.  Management also added approximately $4 million to the allowance and provision based on its regular assessment of current economic conditions and other qualitative factors.  The quarterly provision also included approximately $4 million related to charge-offs on consumer and other smaller credits and $1 million associated with changes in the mix of noncriticized credits and historical loss factors.
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

NONINTEREST INCOME
Excluding the insurance settlement gain in the third quarter of 2007 that was noted earlier, noninterest income increased 10%, or $2.3 million, from the year-earlier period to a total of $25.5 million in 2008’s third quarter.
Deposit service charge income in the third quarter of 2008 was up 5%, or $.4 million in total, aided mainly by reduced earnings credits allowed on certain commercial deposit accounts.  Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.
Bank card fees, both credit and debit cards, increased a combined 2%, or $.1 million, compared to the third quarter of 2007.  Trust service fees were down slightly and fee income from Whitney’s secondary mortgage market operations decreased 18% under difficult financial and housing market conditions.  The categories comprising other noninterest income, excluding the insurance settlement gain, increased a combined $2.1 million compared to the third quarter of 2007, with positive contributions from most recurring revenue sources, including $1.6 million of earnings on the $150 million used to purchase life insurance policies under a program implemented in late May 2008.
Noninterest income decreased 3%, or $.7 million, compared to 2008’s second quarter.  There were small declines in most recurring revenue sources, other than from the life insurance program, most of which can be at least partly attributed to recent financial and credit market conditions and overall economic conditions.  Net gains on sales and other revenue from grandfathered assets carried at a nominal value were down $.3 million from the $.6 million total recognized in the second quarter of 2008.
Noninterest income for the first nine months of 2008 was 12%, or $8.8 million, higher than in the comparable period of 2007, again excluding the insurance settlement gain.  Year-to-date changes in individual income categories from the prior year were for the most part consistent with the quarterly changes discussed above and were driven by substantially the same factors.  Net gains and other revenue from grandfathered property interests totaled $3.6 million for the first nine months of 2008, compared with $3.8 million from same period in 2007.

NONINTEREST EXPENSE
Noninterest expense increased 1%, or $1.3 million, to a total of $89.5 million in the third quarter of 2008 compared to 2007’s third quarter.  The current year’s period included $2.1 million for uninsured casualty losses and expenses arising from two hurricanes that struck parts of the Company’s market area in September.
Whitney’s personnel expense decreased 2%, or $1.0 million, between these periods, with employee compensation down 3%, or $1.1 million, and the cost of employee benefits up slightly.  The compensation added for normal salary adjustments was more than offset by a decrease in the compensation associated with management incentive programs, largely as a result of tightened performance criteria coupled with the current difficult operating environment, and by the favorable impact of a 3% reduction in the average full-time equivalent staff level between these periods.
The major components of employee benefits expense, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.  As described more fully in Note 10 to the consolidated financial statements, subsequent to September 30, 2008, Whitney amended its qualified defined-benefit plan to limit future eligibility and freeze benefit accruals for certain current participants.  At the same time, the employee savings plan was amended to authorize the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are ineligible to participate in the qualified defined-benefit plan or subject to the freeze in benefit accruals.  No overall reduction in retirement benefit expense is anticipated for 2009 as a direct result of the amendments to these plans.  The Company does anticipate recognizing a curtailment gain before the end of 2008 as a result of the qualified defined-benefit plan amendments, but the amount of the gain is still being determined.
The performance of the pension trust fund through the end of the third quarter of 2008 was substantially below the long-term expected rate of return, reflecting conditions in the equity and corporate debt markets.  This level of fund performance, if it persists through the end of 2008, will lead to an increase in the actuarially-determined periodic expense for the defined-benefit pension plan in 2009, holding other variables constant.  It could also result in an increase in the recorded liability for unfunded accumulated pension benefits and a corresponding charge to other comprehensive income as of year-end 2008.
Net occupancy expense increased 6%, or $.5 million, compared to the third quarter of 2007.  Increased expenses related to de novo branch expansion, higher energy costs and nonrecurring or periodic facility repairs were partly offset by a reduction in the cost of insurance.  Equipment and data processing expense increased 6%, or $.3 million, driven in part by the cost of new customer-oriented applications associated with strategic initiatives and by branch expansion.  The $.3 million reduction in telecommunications and postage expense mainly reflected the elimination of some redundant communication services used during an upgrade project in 2007.  Legal and other professional fees and other noninterest expense were impacted by higher costs associated with problem loan collection efforts.  Other noninterest expense in the third quarter of 2008 also included the $2.1 million storm-related item mentioned earlier and increased deposit insurance expense with the change to the new assessment system in 2008.
Excluding storm-related items, noninterest expense for 2008’s third quarter was up 2%, or $1.9 million, compared to the second quarter of 2008.  Personnel expense increased $.9 million, although this was mainly related to a reduction in share-based compensation in the second quarter of 2008 that resulted from a periodic reassessment of multi-year performance estimates.  Net occupancy expense was up $.7 million on nonrecurring repair costs and seasonal increases in energy costs.  Increased loan collection efforts impacted both legal and other professional services and the other noninterest expense categories.  Deposit insurance expense increased $.6 million, to $1.3 million in the third quarter of 2008, after the one-time credit granted in connection with the new assessment system was fully utilized in the second quarter of 2008.
Recent bank failures and economic conditions have put pressure on deposit insurance reserve ratios and have led the FDIC to propose increased assessments beginning in 2009.  Based on information as of September 30, 2008, the proposed assessments would approximately double the quarterly expense level from the amount recognized in the third quarter of 2008.  The FDIC will update its reserve ratio projections before the proposed assessments become final and may adopt higher rates than those proposed.  On October 3, 2008, the FDIC temporarily increased deposit insurance limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009.
Whitney has also elected to participate in the part of the FDIC’s Temporary Liquidity Guarantee Program that provides for full deposit insurance coverage for noninterest-bearing transaction accounts, regardless of the dollar amount.  This program began October 14, 2008 and will end December 31, 2009.  The Company will be charged a separate assessment for this expanded coverage that will cost an estimated $.8 million annually based on current deposit levels.
For the nine-month period ended September 30, 2008, noninterest expense was down 2%, or $4.3 million, compared to the same period in 2007.  The changes in major noninterest expense categories between these periods were for the most part influenced by the same factors cited in the discussion of quarterly results above.

INCOME TAXES
The Company provided for income tax expense at an effective rate of 4.2% in the third quarter of 2008 compared to 34.1% in the third quarter of 2007.  Year-to-date, the rate was 27.0% in 2008 and 33.2% in 2007.  Because of the reduced level of pre-tax income in 2008, tax-exempt income and tax credits had a more pronounced impact on the effective rate for the current year’s quarterly and year-to-date periods.  Interest income from the financing of state and local governments has been the main component of Whitney’s tax-exempt income, although tax-exempt earnings from the bank-owned life insurance program also became a significant factor in 2008.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.

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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None

Item 1A.  RISK FACTORS

    There has been no material change in the risk factors previously disclosed under Item 1A of Part I of the Company’s annual report on From 10-K for the year ended December 31, 2007, except as set forth below.  In addition to the other information contained in or incorporated by reference into this quarterly report on Form 10-Q, these risk factors should be considered carefully in evaluating the Company’s overall risk profile.  The risks described herein and in the Company’s annual report on Form 10-K are not the only risks facing the Company.  Additional risks not presently known, or that the Company may currently deem to be immaterial, may also adversely affect Whitney’s business, financial condition or operating results.

Unusually severe disruptions in the residential real estate market nationwide and in Whitney’s market area may cause continued higher provisions for credit losses and increase the uncertainty inherent in management’s estimate of credit losses as reflected in its financial condition and results of operations.

    The residential real estate market has been under severe stress in the Florida and coastal Alabama markets served by Whitney and throughout many other areas of the country.  The underlying imbalance of supply and demand will likely take some time to resolve and has caused declines in the value of many residential-related properties, including occupied residences, investment properties, homebuilders’ inventories, developed lots and land for future development.  These conditions increase the possibility of default on loans made by Whitney that are secured by residential-related properties as well as the probability that the realizable collateral value will not be sufficient to satisfy the debt, resulting in a loss.  Whitney’s loans secured by residential-related real estate in Florida and coastal Alabama at September 30, 2008 comprised approximately 9% of the loan portfolio.  In addition, the problems in the residential real estate market have direct and indirect negative impacts on the broader economy that may increase the credit risk inherent in Whitney’s loans to customers in these and other parts of Whitney’s market area unrelated to residential real estate.

The broader economy, both nationally and internationally, may be entering a potentially long and deep recession that could have an adverse affect on Whitney’s financial condition, results of operations and cash flows.

    Recessionary conditions in the broader economy could adversely affect the financial capacity of businesses and individuals in Whitney’s market area.  This could, among other consequences, increase the credit risk inherent in the current loan portfolio, restrain new loan demand from creditworthy borrowers and prompt Whitney to tighten its underwriting criteria, and reduce the liquidity in Whitney’s customer base and the level of deposits that they maintain.

These economic conditions could also delay the correction of the imbalance of supply and demand in certain residential real estate markets as discussed above.
The impact on Whitney’s financial results could include continued high levels of problem credits, provisions for credit losses and expenses associated with loan collection efforts, the need for Whitney to replace deposits with higher-cost sources of funds, and an inability to produce loan growth or overall growth in earning assets.  Noninterest income from sources that are dependent on financial transactions and market valuations could also be reduced.

Current levels of market volatility are unprecedented.

    The capital and credit markets have been experiencing extreme volatility and periods of severe disruption that in recent weeks have reached unprecedented levels.  Among other factors, these conditions reflect extreme uncertainty on the part of market participants in response to the rapid evolution of the credit crisis among major entities in the financial services industry.  In some cases, the markets have pressured stock prices and limited credit availability for certain issuers seemingly without regard to those issuers’ underlying business fundamentals.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that Whitney will not experience an adverse effect, which may be material, on our ability to access the capital markets.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 2008	-	-	-	-
August 2008	-	-	-	-
September 2008	306 (2)	$26.97	-	-
Total	306	$26.97	-	-

(1)	No repurchase plans were in effect during the third quarter of 2008.
(2)	Represents shares tendered to the Company as consideration for the exercise price of employee stock options.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 47, are filed (or furnished, as applicable) as part of this report.  The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITNEY HOLDING CORPORATION
      (Registrant)

By:    /s/Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

November 10, 2008
Date

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1
Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 0-1026) and incorporated by reference).

Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.01 to the Company’s current report on Form 8-K filed on October 2, 2006 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10.1	Amendment to the Whitney Holding Corporation Amended and Restated 2001 Directors’ Compensation Plan.
Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

47