Form 10-K
period 2008-12-31
WHITNEY HOLDING CORP
filed 2009-03-02
CIK 106926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 0-1026
WHITNEY HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana (State of incorporation)	72-6017893 (I.R.S. Employer Identification No.)
228 St. Charles Avenue New Orleans, Louisiana 70130 (Address of principal executive offices)	(504) 586-7272 (Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, no par value	Nasdaq Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of December 31, 2008, the aggregate market value of the registrant’s common stock (all shares are voting shares) held by nonaffiliates was approximately $1.18 billion (based on the closing price of the stock on June 30, 2008).

At February 27, 2009, 67,381,880 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically identified parts of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

WHITNEY HOLDING CORPORATION

PART I

Item 1:	BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Whitney Holding Corporation (the Company or Whitney) is a Louisiana corporation that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (BHCA). The Company began operations in 1962 as the parent of Whitney National Bank (the Bank). The Bank is a national banking association headquartered in New Orleans, Louisiana, that has been in continuous operation in the greater New Orleans area since 1883. The Company has at times operated as a multi-bank holding company when it established or acquired new entities in connection with business acquisitions. To achieve the synergies and efficiencies of operating as a single-bank holding company, the Company has merged all banking operations into the Bank and intends to continue merging the operations of any future acquisitions at the earliest possible date.

On November 7, 2008, Whitney completed its acquisition of Parish National Corporation (Parish), the parent of Parish National Bank. Parish National Bank operated 16 banking centers, primarily on the north shore of Lake Pontchartrain and other parts of the metropolitan New Orleans area. While today’s economic environment currently does not provide traditional acquisition opportunities, the Company’s longer-term strategy is to continue to seek opportunities to leverage its current operations through acquisitions that expand existing market share or provide it access to new markets with attractive deposit bases and economic fundamentals.

NATURE OF BUSINESS AND MARKETS

The Company, through the Bank, engages in community banking activities and serves a market area that covers the five-state Gulf Coast region stretching from Houston, Texas, across southern Louisiana and the coastal region of Mississippi, to central and south Alabama, the western panhandle of Florida, and to the Tampa Bay metropolitan area of Florida. The Bank also maintains a foreign branch on Grand Cayman in the British West Indies.

The Bank provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, and offers investment brokerage services and annuity products. Southern Coastal Insurance Agency, Inc., a subsidiary of the Bank, currently offers personal and business lines of insurance to customers mainly in northwest Florida and the New Orleans metropolitan area.

The Company also owns Whitney Community Development Corporation (WCDC). WCDC was formed to provide financial support to corporations or projects that promote community welfare in areas with mainly low or moderate incomes. WCDC’s primary activity has been to provide financing for the development of affordable housing.

THE BANK

All material funds of the Company are invested in the Bank. The Bank has a large number of customer relationships that have been developed over a period of many years. In 2008, the Bank celebrated its 125th anniversary of continuous operations in the greater New Orleans area. The loss of any single customer or a few customers would not have a material adverse effect on the Bank or the Company. The Bank has customers in a number of foreign countries; however, the revenue derived from these foreign customers is not a material portion of its overall revenues.

COMPETITION

There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Company and the Bank. Within its market, the Bank competes directly with major banking institutions of comparable or larger size and resources and with various other smaller banking organizations. The Bank also has numerous local and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and mutual fund companies. Entities that deliver financial services and access to financial products and transactions exclusively through the Internet are another source of competition. Technological advances have allowed the Bank and other financial institutions to provide electronic and Internet-based services that enhance the value of traditional financial products. Continued consolidation within the financial services industry will most likely change the nature and intensity of competition that Whitney faces, but can also create opportunities for Whitney to demonstrate and exploit competitive advantages.

The participants in the financial services industry are subject to varying degrees of regulation and governmental supervision. The following section summarizes certain important aspects of the supervision and regulation of banks and bank holding companies. Some of Whitney’s competitors that are neither banks nor bank holding companies may be subject to less regulation than the Company and the Bank, and this may give them a competitive advantage. The system of laws and regulations affecting the financial services industry has changed over the last few months with the implementation of laws such as the Emergency Economic Stabilization Act (EESA) and the American Recovery and Reinvestment Act (ARRA) and will continue to change as the government attempts to respond to the financial crises affecting the banking system and financial markets. These changes, as well as future changes, in the laws and regulations governing the financial industry could and likely will influence the competitive positions of the participants in this industry. We cannot predict whether the changes will be favorable or unfavorable to the Company and the Bank.

SUPERVISION AND REGULATION

The Company and the Bank are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations. This supervision and regulation is designed primarily to protect depositors and the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), and not the Company or its shareholders or creditors. The following summarizes certain of the more important statutory and regulatory provisions.

Supervisory Authorities

Whitney is a bank holding company, registered with and regulated by the Federal Reserve Board (FRB). The Bank is a national bank and, as such, is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC) as its chartering authority and secondarily by the FDIC as its deposit insurer. Ongoing supervision is provided through regular examinations by the OCC and FRB and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. As a result, the scope of routine examinations of the Company and the Bank is rather extensive. To facilitate supervision, the Company and the Bank are required to file periodic reports with the regulatory agencies, and much of this information is made available to the public by the agencies.

Capital

The FRB and the OCC require that the Company and the Bank meet certain minimum ratios of capital to assets in order to conduct their activities. Two measures of regulatory capital are used in calculating these ratios — Tier 1 Capital and Total Capital. Tier 1 Capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total Capital generally consists of Tier 1 Capital plus the allowance for loan losses, preferred stock that did not qualify as Tier 1 Capital, certain types of subordinated debt and a limited amount of other items.

The Tier 1 Capital ratio and the Total Capital ratio are calculated against an asset total weighted for risk. Certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, often have a 100% risk weighting. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations. The leverage ratio also provides a measure of the adequacy of Tier 1 Capital, but assets are not risk-weighted for this calculation. Assets deducted from regulatory capital, such as goodwill and other intangible assets, are also excluded from the asset base used to calculate capital ratios. The minimum capital ratios for both the Company and the Bank are generally 8% for Total Capital, 4% for Tier 1 Capital and 4% for leverage.

To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or more. If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend to its shareholders or any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and must submit a capital restoration plan that is guaranteed by the institution’s parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The capital ratios for both the Company and the Bank exceed the required minimums, and the capital ratios for the Bank make it eligible for classification as “well-capitalized” under current regulatory criteria.

In 2004, the Basel Committee on Banking Supervision published a new set of risk-based capital standards (Basel II) in order to update the original international capital standards that had been put in place in 1988 (Basel I). Basel II adopts a three-pillar framework comprised of minimum capital requirements, supervisory assessment of capital adequacy and market discipline. Basel II provides several options for determining capital requirements for credit and operational risk. In December 2007, the agencies adopted a final rule implementing Basel II’s advanced approach. The final rule became effective on April 1, 2008. Compliance with the final rule is mandatory only for “core banks” — U.S. banking organizations with over $250 billion in banking assets or on-balance-sheet foreign exposures of at least $10 billion. Other U.S. banking organizations that meet applicable qualification requirements may elect, but are not required, to comply with the final rule. The final rule also allows a banking organization’s primary federal regulator to determine that application of the rule would not be appropriate in light of the organization’s asset size, level of complexity, risk profile or scope of operations. In July 2008, in order to address the potential competitive inequalities resulting from the now bifurcated risk-based capital system in the United States, the agencies agreed to issue a proposed rule that would provide noncore banks with the option to adopt an approach consistent with Basel II’s standardized approach. This proposed new rule would replace the agencies’ earlier proposed amendments to existing Basel I risk-based capital rules (referred to as the “Basel I-A” approach). Comments to this proposed rule were due in October 2008, and there has been no further action on the rule to date. At this time, U.S. banking organizations not subject to the final rule are required to continue to use the existing Basel I risk-based capital rules. The Company is not required, and has not elected, to comply with the final rule.

FDICIA and Prompt Corrective Action

The Federal Deposit Insurance Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal banking agencies, including the FDIC, to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.

Failure to meet the capital guidelines also could subject a depository institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee the bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. The Bank currently meets the criteria for “well-capitalized.”

Within the “prompt corrective action” regulations, the federal banking agencies also have established procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is deemed to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

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

Under the Gramm-Leach-Bliley Act (GLB Act), adopted in 1999, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become financial holding companies. As financial holding companies, they and their subsidiaries are permitted to acquire or engage in certain financial activities that were not previously permitted for bank holding companies. These activities include insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the FRB determines to be financial in nature or complementary to these activities. Whitney has not elected to become a financial holding company, but may elect to do so in the future. The GLB Act also permits well-capitalized and well-managed banks to establish financial subsidiaries that may engage in certain financial activities not previously permitted for banks. The Bank has established two financial subsidiaries for insurance agency activities.

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

Limitations on Acquisitions of Banks and Bank Holding Companies

As a general proposition, other companies seeking to acquire control of a bank such as the Bank or a bank holding company such as Whitney would require the approval of the FRB under the BHCA. In addition, individuals or groups of individuals seeking to acquire control of a bank or bank holding company would need to file a prior notice with the FRB (which the FRB may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or group of individuals acquires 10% or more of any class of voting securities of the bank or bank holding company. A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of the bank or bank holding company.

Deposit Insurance

The Bank is a member of the FDIC, and its deposits are insured by the DIF of the FDIC up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. In November 2006, the FDIC adopted final regulations that set deposit insurance assessment rates that took effect in 2007. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information — supervisory risk ratings for all institutions, financial ratios for most institutions, including Whitney, and long-term debt issuer ratings for large institutions that have such ratings. The premium rate adopted in 2006 is still applicable and its structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category currently encompasses substantially all insured institutions, including the Bank. For institutions assigned to higher risk categories, the premiums that took effect in 2007 ranged from ten cents to forty-three cents per $100 of deposits. The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF’s required reserve ratio of 1.25% and has done so effective January 1, 2009.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2008 ranged from 1.14 cents to 1.10 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program (TLG Program). Provided an institution has not opted out of the Program, the FDIC will fully guarantee funds deposited in noninterest-bearing transaction accounts, including (i) interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than .50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase. The Bank has not opted out of the Program.

Other Statutes and Regulations

The Company and the Bank are subject to a myriad of other statutes and regulations affecting their activities. Some of the more important include:

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications. The regulatory authorities have imposed “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

OFAC.  The Office of Foreign Assets Control (OFAC) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will continue to send, bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank find a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze such account, file a suspicious activity report and notify the appropriate authorities.

Sections 23A and 23B of the Federal Reserve Act.  The Bank is limited in its ability to lend funds or engage in transactions with the Company or other nonbank affiliates of the Company, and all such transactions must be on an arms-length basis and on terms at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies. The Bank is also prohibited from purchasing low quality assets from the Company or other nonbank affiliates of the Company. Outstanding loans from the Bank to the Company or other nonbank affiliates of the Company may not exceed 10% of the Bank’s capital stock and surplus, and the total of such transactions between the Bank and all of its nonsubsidiary affiliates may not exceed 20% of the Bank’s capital stock and surplus. These loans must be fully or over-collateralized.

Loans to Insiders.  The Bank also is subject to quantitative restrictions on extensions of credit to executive officers, directors, principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, (ii) must not involve more than the normal risk of repayment or present other unfavorable terms and (iii) may require approval by the Bank’s board of directors. Loans to executive officers are subject to certain additional restrictions.

Dividends.  Whitney’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders. The Bank would need prior regulatory approval to pay the Company a dividend that exceeded the Bank’s current net income and retained net income from the two previous years. The Bank may not pay any dividend that would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that generally bank holding companies and insured banks should only pay dividends out of current operating earnings.

Whitney’s ability to pay dividends is also limited by its participation in the U.S. Department of Treasury’s (Treasury) Capital Purchase Program (CPP) established under the Troubled Asset Relief Program (TARP). Prior to December 19, 2011, unless Whitney has redeemed the Series A preferred stock issued to the Treasury in the CPP or the Treasury has transferred the Series A preferred stock to a third party, Whitney cannot increase its quarterly dividend above $.31 per share of common stock. Furthermore, if Whitney is not current in the payment of quarterly dividends on the Series A preferred stock, it cannot pay dividends on its common stock.

Community Reinvestment Act.  The Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA), and the related regulations issued by the OCC. The CRA states that all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA also charges a bank’s primary federal regulator, in connection with the examination of the institution or the evaluation of certain regulatory applications filed by the institution, with the responsibility to assess the institution’s record of fulfilling its obligations under the CRA. The regulatory agency’s assessment of the institution’s record is made available to the public. The Bank received an “outstanding” rating following its most recent CRA examination.

Privacy and Data Security.  The GLB Act imposed new requirements on financial institutions with respect to consumer privacy. The GLB Act generally prohibits disclosure of consumer information to nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB Act. The GLB Act also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach. Under federal law, the Company must disclose its privacy policy to consumers, permit consumers to “opt out” of having nonpublic customer information disclosed to third parties, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. The Company is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

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

The deposit operations of the Bank are also subject to laws and regulations that:

•	require the Bank to adequately disclose the interest rates and other terms of consumer deposit accounts;

•	impose a duty on the Bank to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records;

•	require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory time frames; and

•	govern automatic deposits to and withdrawals from deposit accounts with the Bank and the rights and liabilities of customers who use automated teller machines and other electronic banking services.

Commercial Real Estate Lending.  Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. Regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations. Commercial real estate loans generally include land development, construction loans and loans secured by multifamily property and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100 percent or more of the institution’s total capital, or

•	total commercial real estate loans represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

Capital Purchase Program.  Under Title I of the EESA of 2008, the Treasury has established the TARP, which includes the CPP. Under the CPP, Treasury will, upon application by a bank holding company and approval by the FRB and the primary federal regulator of the subsidiary bank, purchase senior preferred stock of the company. This senior preferred stock bears quarterly dividends at an annual rate of five percent for the first five years and nine percent thereafter. So long as this senior preferred stock is outstanding, certain restrictions are placed on the participant’s ability to pay other dividends or repurchase stock. In addition, CPP participants are subject to certain executive compensation limitations. Further, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, the Company may be subject to any such retroactive terms and conditions. The Company cannot predict whether, or in what form, additional terms or conditions may be imposed or the extent to which the Company’s business may be affected.

American Recovery and Reinvestment Act (ARRA).  On February 17, 2009, President Obama signed into law the ARRA, more commonly known as the economic stimulus or economic recovery package. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Whitney, that are in addition to those previously announced by the Treasury, until the institution has repaid the Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Proposed Legislation and Regulatory Action.  New statutes and regulations are regularly adopted that contain a wide-range of proposals for altering the structure, regulation, and competitive relationships of financial institutions. Included among current proposals is the re-structuring of the regulatory framework within which Whitney operates. Further, newly enacted legislation, such as the EESA and the ARRA, direct Treasury and the federal banking regulators to adopt and implement rules for a wide-range of programs and initiatives that will significantly impact the financial services industry. Whitney cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which its business may be affected.

EMPLOYEES

At the end of 2008, the Company and the Bank had a total of 2,736 employees, or 2,665 employees on a full-time equivalent basis. Whitney affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

AVAILABLE INFORMATION

The Company’s filings with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on Whitney’s website as soon as reasonably practicable after the Company files the reports with the SEC. Copies can be obtained free of charge by visiting the Investor Relations section of the Company’s website at www.whitneybank.com. These reports are also available on the SEC’s website at www.sec.gov. The Company’s website is not incorporated into this annual report on Form 10-K and it should not be considered part of this report.

EXECUTIVE OFFICERS OF THE COMPANY

Name and Age	Position Held and Recent Business Experience

John C. Hope III, 60	Chairman of the Board and Chief Executive Officer of the Company and the Bank since 2008, President and Chief Operating Officer of the Company and the Bank from 2007 to 2008, Executive Vice President of the Company from 1994 to 2007 and of the Bank from 1998 to 2007
John M. Turner, Jr., 47	President of the Company and the Bank since 2008, Executive Vice President of the Company and the Bank from 2005 to 2008, Senior Vice President of the Bank from 1994 to 2005
Robert C. Baird, Jr., 58	Senior Executive Vice President of the Company and the Bank since 2009, Executive Vice President of the Company and the Bank from 1995 to 2009 — Banking Services
Thomas L. Callicutt, Jr., 61	Senior Executive Vice President of the Company and the Bank since 2009, Chief Financial Officer of the Company and the Bank since 1999, Executive Vice President of the Company and the Bank from 1999 to 2009, and Treasurer of the Company since 2001
Joseph S. Exnicios, 53	Senior Executive Vice President and Chief Risk Officer of the Company and the Bank since 2009, Executive Vice President of the Company and the Bank from 2004 to 2009, Senior Vice President of the Bank from 1994 to 2004
Elizabeth L. Cowell, 50	Executive Vice President of the Company and the Bank since 2009 — Retail & Business Banking; Senior Vice President and Director of De Novo Execution — Retail & Small Business Bank from 2007 to 2009, Director — Sales & Service Execution from 2006 to 2007, Director — Deposit & Access Services from 1999 to 2006, Wachovia Corporation
Francisco DeArmas, 48	Executive Vice President of the Company and the Bank since 2007 — Operations & Technology; Chief Administrative Officer — Global Applications and Architecture from 2003 to 2007, General Motors Acceptance Corporation
C. Mark Duthu, 53	Executive Vice President of the Company and the Bank since 2008 — Trust & Wealth Management; Regional Managing Director — Trust Division of Wachovia Bank from 2005 to 2006; Executive Vice President — Trust Division of SouthTrust Bank from 1998 to 2005
Lewis P. Rogers, 56	Executive Vice President of the Company and the Bank since 2004, Senior Vice President of the Bank from 1998 to 2004 — Credit Administration
Joseph S. Schwertz, Jr., 52	Executive Vice President of the Company and the Bank since 2009, Corporate Secretary of the Company and the Bank since 1993, Senior Vice President of the Bank from 1994 to 2009 — General Counsel

Item 1A:	RISK FACTORS

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

Although Whitney generally is not significantly more susceptible to adverse effects from these or other common risk factors than other industry participants, there are certain aspects of Whitney’s business model that may expose it to somewhat higher levels of risk. In addition to the other information contained in or incorporated by reference into this annual report on Form 10-K, these risk factors should be considered carefully in evaluating Whitney’s overall risk profile. Additional risks not presently known, or that Whitney currently deems immaterial, may also adversely affect Whitney’s business, financial condition or results of operations.

Unusually severe disruptions in the residential real estate market nationwide and in Whitney’s market area may cause continued higher provisions for credit losses and increase the uncertainty inherent in management’s estimate of credit losses as reflected in its financial condition and results of operations.

The residential real estate market has been under severe stress in the Florida and coastal Alabama markets served by Whitney and throughout many other areas of the country. The underlying imbalance of supply and demand will likely take some time to resolve and has caused declines in the value of many residential-related properties, including occupied residences, investment properties, homebuilders’ inventories, developed lots and land for future development. These conditions increase the possibility of default on loans made by Whitney that are secured by residential-related properties as well as the probability that the realizable collateral value will not be sufficient to satisfy the debt, resulting in a loss. Whitney’s loans secured by residential-related real estate in Florida and coastal Alabama comprised approximately 8% of the loan portfolio at December 31, 2008.

In addition, the problems in the residential real estate market have direct and indirect negative impacts on the broader economy that may increase the credit risk inherent in Whitney’s loans to customers in these and other parts of Whitney’s market area unrelated to residential real estate.

The recession in the broader economy, both nationally and internationally, could have an adverse affect on Whitney’s financial condition, results of operations and cash flows.

Recessionary conditions in the broader economy could adversely affect the financial capacity of businesses and individuals in Whitney’s market area. For example, there are some published reports that predict 2009 will be the most difficult year for the commercial real estate market since the early 1990’s, although the level of difficulty could vary widely among different market areas. These conditions could, among other consequences, increase the credit risk inherent in the current loan portfolio, restrain new loan demand from creditworthy borrowers, prompt Whitney to tighten its underwriting criteria, and reduce the liquidity in Whitney’s customer base and the level of deposits that they maintain. These economic conditions could also delay the correction of the imbalance of supply and demand in certain residential real estate markets as discussed above.

The impact on Whitney’s financial results could include continued high levels of problem credits, provisions for credit losses and expenses associated with loan collection efforts, the need for Whitney to replace core deposits with higher-cost sources of funds, and an inability to produce loan growth or overall growth in earning assets. Noninterest income from sources that are dependent on financial transactions and market valuations could also be reduced.

Whitney has credit exposure in the oil and gas industry.

At December 31, 2008, Whitney had approximately $1.06 billion in loans to borrowers in the oil and gas industry, representing approximately 12% of its total loans outstanding as of that date. The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities. If there is a significant downturn in the oil and gas industry generally, the cash flows of Whitney’s customers’ in this industry would be adversely impacted. This in turn could impair their ability to service their debt to Whitney with adverse consequences to the Company’s earnings.

The composition of Whitney’s loan portfolio could increase the volatility of its credit quality metrics and provisions for credit losses.

Whitney’s loan portfolio contains individual relationships, primarily with commercial customers, with outstanding balances that are relatively large in relation to its asset size. Changes in the credit quality of one or a few of these relationships could lead to increased volatility in the Company’s reported totals of loans with above-normal credit risk and in its provisions for credit losses over time.

Current levels of market volatility are unprecedented, and may result in disruptions in our ability to access sources of funds, which may negatively affect our capital resources and liquidity.

The Company depends on access to a variety of sources of funding to provide the Company with sufficient capital resources and liquidity to meet its commitments and business needs, and to accommodate the transaction and cash management needs of its customers. Sources of funding available to the Company, and upon which the Company relies or may rely as regular components of its liquidity and funding management strategy, include interbank borrowings, FHLB advances, borrowings from the Federal Reserve Discount Window and brokered deposits. The Company has also historically enjoyed a solid reputation in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances.

The capital and credit markets have been experiencing extreme volatility and periods of severe disruption that in recent months have reached unprecedented levels. Among other factors, these conditions reflect extreme uncertainty on the part of market participants in response to the rapid evolution of the credit crisis among major entities in the financial services industry. In some cases, the markets have pressured stock prices and limited credit availability for certain issuers seemingly without regard to those issuers’ underlying business fundamentals. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on its ability to access the capital markets and sources of liquidity.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by the Treasury in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced the Capital Purchase Program, a program under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions. On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, noninterest-bearing bank transaction accounts. On February 17, 2009, President Obama signed into law the ARRA. The purposes of the legislation are to preserve and create jobs, to assist those most impacted by the recession, to provide investments to increase economic efficiency in health services, to invest in transportation, environmental protection and other infrastructure, and to stabilize local and state governments.

Each of these programs was implemented to help stabilize our economy and financial system. There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the Capital Purchase Program, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the ARRA or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, and results of operations, access to credit or the trading price of the Company’s common stock.

The failure of other financial institutions could adversely affect Whitney.

Whitney’s ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or concerns about, one or more financial institutions or the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions.

Concern by customers over deposit insurance may cause a decrease in deposits and changes in the mix of funding sources available to Whitney.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured and some may seek deposit products or other bank savings and investment products that are collateralized. Decreases in deposits and changes in the mix of funding sources may adversely affect the Company’s funding costs and net income.

Whitney’s profitability depends in substantial part on net interest income and on its ability to manage interest rate risk.

Whitney’s net interest income represented more than 75% of total revenues in each of the last five years. Net interest income is the difference between the interest earned on loans, investment securities and other earning assets, and interest owed on deposits and borrowings. Numerous and often interrelated factors influence Whitney’s ability to maintain and grow net interest income, and a number of these factors are addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Item 7 of this annual report on Form 10-K. One of the most important factors is changes in market interest rates and in the relationship between these rates for different financial instruments and products and at different maturities. Such changes are generally outside the control of management and cannot be predicted with certainty. Although management applies significant resources to anticipating these changes and to developing and executing strategies for operating in an environment of change, they cannot eliminate the possibility that interest rate risk will negatively affect the Company’s net interest income and lead to earnings volatility.

For several years, Whitney has been positioned to be moderately asset sensitive over the near term, which would point to an expected improvement in net interest income in a rising rate environment and a reduction in net interest income as rates declined, holding other factors constant. Recent economic conditions have led to lower market rates during 2008. The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008. A significant portion of Whitney’s loans bear interest at variable rates, and the corresponding market benchmark rates have declined sharply over this same period. These and possible further future rate reductions could have a negative impact on Whitney’s net interest income and net income.

Whitney is heavily regulated by federal agencies and changes in laws and regulations may affect its financial outlook.

Whitney is heavily regulated at the federal level. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, not shareholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways, including limiting the types of financial services and products offered and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if the Company does not comply with laws, regulations or policies, it could receive regulatory sanctions, including monetary penalties that may have a material impact on its financial condition and results of operations, and suffer damage to its reputation.

In response to the recent crises affecting the banking system and financial markets, Congress is likely to consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as the Company’s current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand the Company’s permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on the Company’s business, financial condition, or results of operations.

As a result of Whitney’s participation in the Capital Purchase Program (CPP) , Whitney may face additional regulation and cannot predict the cost or effects of compliance at this time.

In connection with Whitney’s participation in the CPP, the Company and the Bank may face additional regulations and/or reporting requirements, including, but not limited to, the following:

•	Section 5.3 of the standardized Securities Purchase Agreement that the Company entered into with the Treasury provides, in part, that the Treasury “may unilaterally amend any provision of this Agreement to the extent required to comply with any changes after the Signing Date in applicable federal statutes.” This provision could give Congress the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, the Company would be subject to any such retroactive legislation. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

•	Most recently, the ARRA included additional restrictions on the operations of bank holding companies and banks that participate in the various TARP programs. Because some of these restrictions are new and expected to apply retroactively, ARRA also provided the opportunity for recipients of funds under the CPP to elect to return the TARP proceeds to the Treasury and to not participate in the CPP. At this time, because the terms and conditions of its participation are not yet final and there are additional regulatory actions needed to be taken in connection with ARRA and the CPP, Whitney has not yet made a decision on whether or not to continue its participation in the CPP.

The senior preferred stock issued to the Treasury impacts net income available to Whitney’s common shareholders and its earnings per share.

On December 19, 2008, the Company issued senior preferred stock (Series A preferred stock) to the Treasury in an aggregate amount of $300 million, along with a warrant for 2,631,579 shares of common stock. As long as shares of the Company’s Series A preferred stock issued under the CPP are outstanding, no dividends may be paid on the Company’s common stock unless all dividends on the Series A preferred stock have been paid in full. Additionally, for so long as the Treasury owns shares of the Series A preferred stock, the Company is not permitted to pay cash dividends in excess of $.31 per share per quarter on its common stock for three years without the Treasury’s consent. The dividends declared on shares of the Company’s Series A preferred stock will reduce the net income available to common shareholders and the Company’s earnings per common share. Additionally, warrants to purchase the Company’s common stock issued to the Treasury, in conjunction with the issuance of the Series A Preferred Stock, may be dilutive to the Company’s earnings per share. The shares of the Company’s Series A preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up.

Holders of the Series A preferred stock have rights that are senior to those of Whitney’s common shareholders.

The Series A preferred stock that the Company has issued to the Treasury is senior to its shares of common stock and holders of the Series A preferred stock have certain rights and preferences that are senior to holders of the Company’s common stock. The restrictions on the Company’s ability to declare and pay dividends to common shareholders are discussed immediately above. In addition, the Company and its subsidiaries may not purchase, redeem or otherwise acquire for consideration any shares of the Company’s common stock unless the Company has paid in full all accrued dividends on the Series A preferred stock for all prior dividend periods, other than in certain circumstances. Furthermore, the Series A preferred stock is entitled to a liquidation preference over shares of the Company’s common stock in the event of liquidation, dissolution or winding up.

Holders of the Series A preferred stock may, under certain circumstances, have the right to elect two directors to Whitney’s board of directors.

In the event that the Company fails to pay dividends on the Series A preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting the Company’s board of directors will be increased by two. Holders of the Series A preferred stock, together with the holders of any outstanding parity stock with like voting rights will be entitled to elect the two additional members of the board of directors at the next annual meeting (or at a special meeting called for this purpose) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Holders of the Series A preferred stock have limited voting rights.

Except in connection with the election of directors to the Company’s board of directors as discussed immediately above and as otherwise required by law, holders of the Series A preferred stock have limited voting rights. In addition to any other vote or consent of shareholders required by law or Whitney’s amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A preferred stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A preferred stock; (2) any amendment to the rights of the Series A preferred stock that adversely affects the rights, preferences, privileges or voting power of the Series A preferred stock; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series A preferred stock remain outstanding or are converted into or exchanged for preference securities of the surviving entity other than the Company and have such rights, preferences, privileges and voting power as are not materially less favorable than those of the holders the Series A preferred stock.

Whitney may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain the Company’s or its Bank’s capital at desired or regulatory-required levels or to replace existing capital such as the Series A preferred stock, the Company may be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The Company may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. The Company could also issue additional shares in connection with acquisitions of other financial institutions.

Whitney’s market area is susceptible to hurricanes and tropical storms, which may increase the Company’s exposure to credit risk, operational risk and liquidity risk.

Most of Whitney’s market area lies within the coastal region of the five states bordering the Gulf of Mexico. This is a region that is susceptible to hurricanes and tropical storms. The two strong hurricanes that struck in 2005 had a major impact on the greater New Orleans area, southwest Louisiana and the Mississippi coast, with lesser impacts on coastal Alabama and the western panhandle of Florida. Within its broader market area, the greater New Orleans area is Whitney’s primary base of operations and is home to branches and relationship officers that service approximately 40% of the Bank’s total loans and 50% of total deposits at December 31, 2008. The 2005 storms caused widespread property damage, required temporary or permanent relocations of a large number of residents and business operations, and severely disrupted normal economic activity in the impacted areas. Although the Bank was able to operate successfully in the aftermath of these storms, management carefully studied its risk posture and has taken a number of steps to reduce the Bank’s exposure to future natural disasters and make its disaster recovery plans and operating arrangements more resilient. Details of the storms’ impact on Whitney, both operationally and with respect to credit risk and liquidity, has been chronicled in Item 7 of the Company’s annual reports on Forms 10-K for 2007, 2006 and 2005 as well as in Item 2 of Part I of quarterly reports on Form 10-Q filed since the storms struck.

Whitney cannot predict the extent to which future storms may impact its exposure to credit risk, operational risk or liquidity risk.

Item 1B:	UNRESOLVED STAFF COMMENTS

None.

Item 2:	PROPERTIES

The Company does not directly own any real estate, but it does own real estate indirectly through its subsidiaries. The Company’s executive offices are located in downtown New Orleans in the main office facility owned by the Bank. The Bank also owns an operations center in the greater New Orleans area. The Bank makes portions of its main office facility and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to Whitney’s overall operations. The Bank maintained approximately 170 banking facilities in five states at December 31, 2008. The Bank owns approximately 70% of these facilities, and the remaining banking facilities are subject to leases, each of which management considers to be reasonable and appropriate for its location. Management ensures that all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

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

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of Whitney Holding Corporation was held on December 17, 2008.

The proposal to amend the Company’s charter to authorize the issuance of up to 20 million shares of preferred stock was approved as follows:

For	Against	Abstain

39,373,812	5,242,040	121,494

The proposal to amend the Company’s charter to increase the number of authorized shares of common stock from 100 million to 200 million was approved as follows:

For	Against	Abstain

46,721,079	9,287,358	173,260

PART II

Item 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock trades on The Nasdaq Global Select Market under the ticker symbol “WTNY.” The Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K shows the high and low sales prices of the Company’s stock for each calendar quarter of 2008 and 2007, as reported on The Nasdaq Global Select Market, and is incorporated here by reference.

The approximate number of shareholders of record of the Company, as of February 27, 2009, was as follows:

Title of Class	Shareholders of Record

Common Stock, no par value	5,452

Dividends declared by the Company are listed in the Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K, which is incorporated here by reference. For a description of certain restrictions on the payment of dividends see the section entitled “Supervision and Regulation” that appears in Item 1 of this annual report on Form 10-K, the section entitled “Shareholders Equity and Capital Adequacy” located in Item 7, and Note 17 to the consolidated financial statements located in Item 8.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended December 31, 2008.

				Total Number of
	Total			Shares Purchased as	Maximum Number of
	Number of		Average Price	Part of Publicly	Shares that May Yet
	Shares		Paid	Announced Plans or	Be Purchased under the
Period	Purchased		per Share	Programs(1)	Plans or Programs(1)

October 2008	358	(2)	$24.70	—	—
November 2008	—		—	—	—
December 2008	170	(2)	$15.99	—	—

Total	528		$21.90	—	—

(1)	No repurchase plans were in effect during the fourth quarter of 2008.

(2)	Represents shares that were tendered as consideration for employee tax obligations arising from the vesting of restricted stock unit awards.

There have been no recent sales of unregistered securities.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2003 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW 50 Total Return Index. The KBW 50 Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 large banking companies throughout the United States.

Comparison of 5-Year Cumulative Total Return

Item 6:	SELECTED FINANCIAL DATA

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

	Years Ended December 31
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

YEAR-END BALANCE SHEET DATA
Total assets	$12,380,501	$11,027,264	$10,185,880	$10,109,006	$8,222,624
Earning assets	11,209,246	10,122,071	9,277,554	9,054,484	7,648,740
Loans	9,081,850	7,585,701	7,050,416	6,560,597	5,626,276
Investment securities	1,939,355	1,985,237	1,886,093	1,641,451	1,991,244
Noninterest-bearing demand deposits	3,233,550	2,740,019	2,947,997	3,301,227	2,111,703
Total deposits	9,261,594	8,583,789	8,433,308	8,604,836	6,612,607
Shareholders’ equity	1,525,478	1,228,736	1,112,962	961,043	904,765

AVERAGE BALANCE SHEET DATA
Total assets	$11,080,342	$10,512,422	$10,242,838	$8,903,321	$7,890,183
Earning assets	10,122,620	9,636,586	9,349,262	8,098,998	7,327,233
Loans	8,066,639	7,344,889	6,776,794	6,137,676	5,179,734
Investment securities	1,967,375	1,893,866	1,824,646	1,836,228	2,120,594
Noninterest-bearing demand deposits	2,786,003	2,708,353	3,033,978	2,439,229	1,977,515
Total deposits	8,368,937	8,397,778	8,476,954	7,224,426	6,347,503
Shareholders’ equity	1,225,177	1,209,923	1,065,303	935,362	881,477

INCOME STATEMENT DATA
Interest income	$575,866	$661,105	$616,371	$468,085	$360,772
Interest expense	120,221	196,314	145,160	80,986	40,682
Net interest income	455,645	464,791	471,211	387,099	320,090
Net interest income (TE)	460,662	470,868	477,423	392,979	326,237
Provision for credit losses	134,000	17,000	3,720	37,580	2,000
Noninterest income	107,172	126,681	84,791	82,235	82,523
Net securities gain (loss) in noninterest income	67	(1)	—	68	68
Noninterest expense	351,094	349,108	338,473	286,398	260,278
Net income	58,585	151,054	144,645	102,349	97,137
Net income available to common shareholders	57,997	151,054	144,645	102,349	97,137

KEY RATIOS
Return on average assets	.53%	1.44%	1.41%	1.15%	1.23%
Return on average common shareholders’ equity	4.77	12.48	13.58	10.94	11.02
Net interest margin	4.55	4.89	5.11	4.85	4.45
Average loans to average deposits	96.39	87.46	79.94	84.96	81.60
Efficiency ratio	61.84	58.42	60.20	60.28	63.69
Allowance for loan losses to loans	1.77	1.16	1.08	1.37	.97
Nonperforming assets to loans plus foreclosed and surplus property	3.61	1.64	.81	1.03	.46
Net charge-offs to average loans	.88	.11	.29	.08	.06
Average shareholders’ equity to average assets	11.06	11.51	10.40	10.51	11.17
Tangible equity to tangible assets	8.95	8.24	8.08	7.40	9.46
Leverage ratio	9.87	8.79	8.76	8.21	9.56

COMMON SHARE DATA
Earnings Per Share
Basic	$.90	$2.26	$2.24	$1.65	$1.59
Diluted	.89	2.23	2.20	1.63	1.56
Dividends
Cash dividends per share	$1.13	$1.16	$1.08	$.98	$.89
Dividend payout ratio	127.37%	52.05%	48.85%	60.26%	56.99%
Book Value Per Share	$18.29	$18.67	$16.88	$15.17	$14.57
Tangible Book Value Per Share	$11.48	$13.37	$12.10	$11.54	$12.31
Trading Data
High price	$33.02	$33.26	$37.26	$33.69	$30.83
Low price	13.96	22.46	27.27	24.14	26.35
End-of-period closing price	15.99	26.15	32.62	27.56	29.99
Trading volume	214,317,545	88,480,468	52,778,191	50,434,066	27,662,252
Average Shares Outstanding
Basic	64,767,708	66,953,343	64,687,363	62,008,004	61,122,581
Diluted	65,516,642	67,858,307	65,853,149	62,953,293	62,083,043

Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.

The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income (excluding securities transactions).

The tangible equity to tangible assets ratio is total shareholders’ equity less intangible assets into total assets less intangible assets.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) and on their results of operations during 2008, 2007 and 2006. Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

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

The forward-looking statements made in this discussion include, but may not be limited to, (a) comments on conditions impacting certain sectors of the loan portfolio and opportunities for loan growth; (b) information about changes in the duration of the investment portfolio with changes in market rates; (c) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (d) discussion of the performance of Whitney’s net interest income assuming certain conditions; (e) expectations about Whitney’s operational resiliency in the event of natural disasters; (f) comments on expected trends or changes in expense levels for retirement benefits, loan collection costs and deposit insurance; and (g) comments on economic conditions and proposed legislation and regulatory action.

Whitney’s ability to accurately project results or predict the effects of plans or strategies is inherently limited. Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.

Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;

•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;

•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;

•	Whitney’s ability to manage negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on its business and on the businesses of its customers as well as other financial institutions with which Whitney has commercial relationships;

•	the continuation of the recent unprecedented volatility in the credit markets;

•	the continued deterioration of general economic and business conditions, including the real estate and financial markets, in the United States and in the region and communities Whitney serves;

•	the occurrence of natural disasters or acts of war or terrorism that directly or indirectly affect the financial health of Whitney’s customer base;

•	changes in laws and regulations, including legislative or regulatory development arising out of the current unsettled conditions in the economy, that significantly affect the activities of the banking industry and its competitive position relative to other financial service providers;

•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;

•	Whitney’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by the Bank’s customers;

•	Whitney’s ability to effectively expand into new markets;

•	the cost and other effects of material contingencies, including litigation contingencies;

•	the failure to attract or retain key personnel;

•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;

•	management’s inability to develop and execute plans for Whitney to effectively respond to unexpected changes; and

•	those other factors identified and discussed in this annual report on Form 10-K and in Whitney’s other public filings with the SEC.

You are cautioned not to place undue reliance on these forward-looking statements. Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW

Whitney’s net income available to common shareholders totaled $58.0 million for the year ended December 31, 2008, or $.89 per diluted share, compared with earnings of $151 million for 2007, or $2.23 per diluted share. During 2007, Whitney reached a final settlement on insurance claims primarily arising from the hurricanes that struck portions of its market area in the late summer of 2005. With this settlement, the Company recognized a gain in 2007 of $31.3 million ($19.9 million after-tax, or $.29 per diluted share).

U.S. Treasury Department Capital Purchase Program

On December 19, 2008, Whitney issued 300,000 shares of senior preferred stock to the U.S. Department of Treasury (Treasury) under the Capital Purchase Program (CPP) that was established as part of the Emergency Economic Stabilization Act of 2008 (EESA). Treasury also received a ten-year warrant to purchase 2,631,579 shares of common stock at an exercise price of $17.10 per share. The aggregate proceeds were $300 million, and the total capital raised qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios. The terms of the senior preferred stock and warrant are more fully described in Note 17 to the consolidated financial statements located in Item 8, including certain restrictions on the Company’s ability to pay common dividends or repurchase stock. Further, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. The Company cannot predict whether, or in what form, additional terms or conditions may be imposed or the extent to which the Company’s business may be affected.

Mergers and Acquisitions

On November 7, 2008, Whitney completed its acquisition of Parish National Corporation (Parish), the parent of Parish National Bank. Parish National Bank operated 16 banking centers, primarily on the north shore of Lake Pontchartrain and other parts of the metropolitan New Orleans area, and had $771 million in total assets, including a loan portfolio of $606 million, and $636 million in deposits at the acquisition date.

The transaction was valued at approximately $158 million, with approximately $97 million paid to Parish’s shareholders in cash and the remainder in Whitney stock totaling approximately 3.33 million shares.

Loans and Earning Assets

Organic loan growth, which excludes the Parish acquisition, was 12%, or $891 million, during 2008. The Parish acquisition accounted for approximately $605 million of the total $1.50 billion increase in loans from year-end 2007 to December 31, 2008. Loan demand and customer development activity in Whitney’s Texas and Louisiana markets were the major contributors to organic loan growth over this period, with additional support coming from the Alabama/Mississippi market. The Florida-based portfolio was essentially unchanged year over year, with market conditions continuing to restrain loan demand in that state. Loans, including loans held for sale, comprised 80% of average earning assets in 2008 compared to 76% in 2007. Economic conditions will likely restrain loan demand and the rate of overall portfolio growth in 2009.

Deposits and Funding

There was little overall organic deposit growth during 2008. Deposits associated with Parish accounted for approximately $635 million of the Company’s total deposit growth of $678 million, or 8%, from December 31, 2007. Several important factors have influenced the more recent trends in deposits. Customers have become risk-averse in response to the increasingly uncertain economic conditions. The federal government has taken steps to support bank liquidity by temporarily expanding deposit insurance coverage, including unlimited coverage on certain accounts. Market rates have fallen to minimal levels for savings or investment options perceived to be safe.

Noninterest-bearing demand deposits grew 12%, or $329 million, from year-end 2007, before considering the $164 million added with Parish, and comprised 35% of total deposits at December 31, 2008. This organic growth was concentrated mainly in commercial accounts. Higher-cost time deposits at December 31, 2008 were down approximately 8%, or $213 million, compared to year-end 2007, again before considering Parish’s $161 million of time deposits. With limited net organic deposit growth during 2008, the Company funded a portion of its organic loan growth with short-term borrowings. The balance of short-term borrowings at December 31, 2008 was up 40%, or $367 million, from year-end 2007.

Net Interest Income

Whitney’s net interest income (TE) for 2008 decreased 2%, or $10.2 million, from 2007. Average earning assets increased 5% in 2008, driven by the 10% growth in average loans compared to 2007. The net interest margin (TE) of 4.55% in 2008 was down 34 basis points from 2007, mainly reflecting the steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio. The rates on approximately 28% of the loan portfolio at December 31, 2008 were tied to changes in LIBOR benchmarks, with another 28% tied to prime. Declining market rates also led to a sharp reduction in rates paid on interest-bearing deposits and short-term borrowings. The benefit to Whitney’s cost of funds was offset partially by the increased use of short-term borrowings in the funding mix to support earning asset growth.

Provision for Credit Losses and Credit Quality

Whitney provided $134 million for credit losses in 2008 compared to $17.0 million in 2007. Net loan charge-offs were $71.3 million, or .88% of average loans, in 2008, compared to $8.4 million, or .11% of average loans, in 2007. The allowance for loan losses increased $73.2 million during 2008 and represented 1.77% of total loans at December 31, 2008, up from 1.16% at the end of 2007.

Continuing weaknesses in residential-related real estate markets, primarily in the Tampa, Florida area, accounted for approximately half of both the provision and the $82 million in gross charge-offs during 2008. Loans for commercial real estate (CRE) development or investment with identified weaknesses accounted for approximately $13 million of the provision and $6 million of gross charge-offs, again concentrated in the Tampa area. Problem commercial and industrial (C&I) credits added approximately $20 million to the provision for 2008 and were responsible for approximately $28 million of gross charge-offs, with no significant regional or industry concentration. Management also added approximately $10 million to the allowance and provision in 2008 based on its relative assessment of economic and other qualitative risk factors since the end of 2007.

The total of loans criticized through the Company’s credit risk-rating process was $770 million at December 31, 2008, which represented 8% of total loans and a net increase of $465 million from December 31, 2007. The increase in criticized loans during 2008 was largely concentrated in residential-related real estate loans which comprised approximately 41% of the criticized loan total at year-end 2008, with over half from Whitney’s Florida markets.

Noninterest Income

Noninterest income in 2008 increased 11%, or $10.1 million, over 2007, excluding the insurance settlement gain in 2007, a $2.3 million gain recognized in 2008 from the mandatory redemption of Visa shares, and income associated with foreclosed assets and surplus property in each period. Deposit service charge income grew by 11% compared to 2007, aided mainly by reduced earnings credit allowed on certain commercial deposit accounts. Most other recurring revenue sources showed improvement or were stable compared to 2007 even under difficult financial and housing market conditions. The results for 2008 also benefited from the earnings on a bank-owned life insurance program implemented during the year.

Noninterest Expense

Noninterest expense increased 1%, or $2.0 million, in 2008. Incremental operating costs associated with acquired operations, including amortization of intangibles, totaled approximately $7.9 million for 2008. Whitney’s personnel expense decreased 6%, or $12.3 million, before considering the cost of acquired staff. Compensation associated with management incentive programs was down $13.3 million in 2008, largely as a result of tightened performance criteria coupled with the difficult operating environment. The total of all other noninterest expense unrelated to personnel increased a net $6.4 million, or 4%, compared to 2007, again before considering acquired operations.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

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

Allowance for Credit Losses

Whitney believes that the determination of its estimate of the allowance for credit losses involves a higher degree of judgment and complexity than its application of other significant accounting policies. Factors considered in this determination and management’s process are discussed in Note 2 and in the section below entitled “Loans, Credit Risk Management and Allowance and Reserve for Credit Losses.” Although management believes it has identified appropriate factors for review and designed and implemented adequate procedures to support the estimation process that are consistently followed, the allowance remains an estimate about the effect of matters that are inherently uncertain. Over time, changes in national and local economic conditions or the actual or perceived financial condition of Whitney’s credit customers or other factors can materially impact the allowance estimate, potentially subjecting the Company to significant earnings volatility.

Goodwill Impairment Test

Goodwill is assessed for impairment both annually and when events or circumstances occur that make it more likely than not that impairment has occurred. The impairment test compares the estimated fair value of a reporting unit with its net book value. Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in an acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors. If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value. Given the current volatility in market prices due in part to significant uncertainty about the financial services industry as a whole and limited activity of healthy bank acquisitions, management placed greater reliance on the discounted cash flow analysis for the annual test. This analysis requires significant assumptions about the economic environment, expected net interest margins, growth rates and the rate at which cash flows are discounted.

No impairment was indicated when the annual test was performed on September 30, 2008. During the 2008 fourth quarter, circumstances such as a decrease in Whitney’s market price to a level below book value, further asset quality deterioration and declining general economic conditions that reduced estimates of growth and the net interest margin, led management to perform a subsequent impairment test as of December 31, 2008. No indication of goodwill impairment was indicated by this interim test as the analysis resulted in a fair value estimate approximately 10% higher than book value. Either a 15 basis point reduction in the long-term expected net interest margin or a 1% lower perpetual growth rate would reduce the estimated fair value by 10%. Given the current economic environment and potential for volatility in the fair value estimate, management will reassess goodwill impairment quarterly.

Accounting for Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts Whitney recognizes and certain disclosures it makes in the consolidated financial statements related to the operation of these plans (see Note 15 in Item 8). Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. Recent trends in the cost of retirement benefits are discussed below in the section entitled “Noninterest Expense.”

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments

Organic loan growth was 12%, or $891 million, during 2008. The Parish acquisition accounted for approximately $605 million of the total $1.50 billion increase in loans from year-end 2007 to December 31, 2008. Loan demand and customer development activity in Whitney’s Texas and Louisiana markets were the major contributors to organic loan growth over this period, with additional support coming from the Alabama/Mississippi market. Loans serviced from Whitney’s operations in Houston, Texas grew by 36% year over year, those serviced in Louisiana markets outside New Orleans were up 6%, loans from the metropolitan New Orleans area grew 14%, and the Alabama/Mississippi portfolio gained 9%. The Florida-based portfolio was essentially unchanged year over year, with market conditions continuing to restrain loan demand from the state. Economic conditions will likely restrain loan demand and the rate of overall portfolio growth in 2009.

Table 1 shows loan balances by type of loan at December 31, 2008 and at the end of the previous four years. Table 2 distributes the loan portfolio as of December 31, 2008 by the geographic region from which the loans are serviced. The following discussion provides an overview of the composition of the different portfolio sectors and the customers served in each, as well as recent changes.

TABLE 1.	LOANS OUTSTANDING BY TYPE

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Commercial & industrial	$3,436,461	$2,822,752	$2,725,531	$2,685,894	$2,399,794
Commercial real estate:
Construction, land & land development	1,887,480	1,770,824	1,580,209	1,395,314	917,579
Other commercial real estate	2,268,248	1,706,734	1,513,795	1,348,172	1,292,396

Total commercial real estate	4,155,728	3,477,558	3,094,004	2,743,486	2,209,975

Residential mortgage	1,079,270	933,797	893,091	774,124	685,732
Consumer	410,391	351,594	337,790	357,093	330,775

Total loans	$9,081,850	$7,585,701	$7,050,416	$6,560,597	$5,626,276

The portfolio of commercial and industrial (C&I) loans increased 22%, or $614 million, between year-end 2007 and 2008, with only a limited contribution from the Parish acquisition. This growth was concentrated in Whitney’s Houston, Texas market and its Louisiana markets, including strong growth from customers in the oil and gas (O&G) industry. The recent disruptions in the credit markets have restricted access by some of Whitney’s commercial customers to traditional borrowing sources and led them to increase their use of existing credit facilities with the Bank. Overall, the C&I portfolio has remained diversified, with customers in a range of industries, including O&G exploration and production, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial services and professional services. The growth in market areas outside of metropolitan New Orleans in recent years has increased the geographic diversification of customers represented in the C&I portfolio.

Loans outstanding to oil and gas (O&G) industry customers represented approximately 12% of total loans at December 31, 2008, up from approximately 10% at year-end 2007. The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities. The Bank seeks service and supply customers who are quality operators that can manage through volatile commodity price cycles. Loans outstanding to the exploration and production (E&P) sector comprised close to one-third of the O&G industry portfolio at December 31, 2008. Within the E&P sector, approximately 60% of the portfolio is related to natural gas production and 40% to oil production based on measures of collateral support. Management monitors both industry fundamentals and portfolio performance and credit quality on a formal ongoing basis and establishes and adjusts internal exposure guidelines as a percent of capital both for the industry as a whole and for individual sectors within the industry. The slowdown in global economic activity has led to a sharp reduction in commodity prices in recent months and management has made what it believes to be appropriate adjustments to Whitney’s credit underwriting guidelines and the management of existing relationships. The level of activity in this industry continues to have an important impact on the economies of certain portions of Whitney’s market area, particularly Houston and southern Louisiana.

Outstanding balances under participations in larger shared-credit loan commitments totaled $772 million at the end of 2008, compared to $444 million outstanding at year-end 2007. The total at December 31, 2008 included approximately $326 million related to the O&G industry. Substantially all of the shared credits are with customers operating in Whitney’s market area.

The CRE portfolio includes loans for construction and land development and investment, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used by the owner in C&I operations. Table 2 presents information on the components and geographic distribution of the CRE portfolio. Management also sets exposure guidelines for the overall portfolio of CRE loans as well as for loans to developers or owner-users that are secured by various subcategories of property. As with lending to the O&G industry, management regularly monitors real estate industry fundamentals and portfolio credit quality.

TABLE 2.  GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT DECEMBER 31, 2008

					Total	Percent	Total	Percent
				Alabama/	Dec. 31	of	Dec. 31	of
	Louisiana	Texas	Florida	Mississippi	2008	total	2007	total
	(Dollars in millions)
Commercial & industrial	$2,369	$673	$103	$291	$3,436	38%	$2,823	37%
Commercial real estate:
Residential construction	102	81	56	35	274	3	316	4
Commercial construction, land & land development	547	396	439	232	1,614	18	1,454	19
Other CRE — owner-user	658	106	181	70	1,015	11	741	10
Other CRE — nonowner-user	615	162	326	151	1,254	14	966	13

Total commercial real estate	1,922	745	1,002	488	4,157	46	3,477	46

Residential mortgage	608	132	212	127	1,079	12	934	12
Consumer	285	19	67	39	410	4	352	5

Total	$5,184	$1,569	$1,384	$945	$9,082	100%	$7,586	100%

Percent of total	57%	17%	15%	11%	100%

Project financing is an important component of the activity in the CRE portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold. The CRE portfolio sector grew $680 million during 2008, of which approximately $454 million was from the Parish acquisition. The organic growth of 6%, or $226 million, was mainly in the Houston, Texas market, with smaller contributions from the Louisiana and Alabama/Mississippi markets, and involved a variety of retail, commercial and industrial facilities, as well as some multi-family and single-family residential development. The lack of growth in the Florida-based CRE portfolio reflected a limited supply of new projects coupled with gradual paydowns on existing project loans. The growing economic uncertainty during the current recession will slow the availability of new creditworthy CRE projects throughout Whitney’s market area and limit the potential for any growth in this portfolio sector in 2009.

The residential mortgage loan portfolio increased 16%, or $145 million, during 2008, of which approximately $86 million was from Parish. The 6% organic growth in this portfolio sector was mainly from Whitney’s Louisiana and Texas markets. The Bank continues to sell most conventional residential mortgage loan production in the secondary market. Whitney’s lending strategy has not included sub-prime home mortgage loans.

Loans to individuals include various consumer installment and credit line products. There was organic growth of approximately 6% in this portfolio sector during 2008 on top of the $38 million added with Parish.

Table 3 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Approximately 60% of the value of loans with a maturity greater than one year carries a fixed rate of interest.

TABLE 3.	LOAN MATURITIES BY TYPE

	December 31, 2008
	One Year	One through	More than
	or Less	Five Years	Five Years	Total
	(In thousands)

Commercial & industrial	$2,345,038	$977,406	$114,017	$3,436,461
Commercial real estate:
Construction, land & land development	1,152,560	606,684	128,236	1,887,480
Commercial real estate — other	496,038	1,379,040	393,170	2,268,248

Total commercial real estate	1,648,598	1,985,724	521,406	4,155,728

Residential mortgage	186,180	620,473	272,617	1,079,270
Consumer	188,332	190,878	31,181	410,391

Total	$4,368,148	$3,774,481	$939,221	$9,081,850

Credit Risk Management and Allowance and Reserve for Credit Losses

General Discussion of Credit Risk Management and Determination of Credit Loss Allowance and Reserve

Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by the Bank’s Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company. Written credit policies define underwriting criteria, concentration guidelines, and lending approval processes that cover individual authority and the appropriate involvement of regional loan committees and a senior loan committee. The senior loan committee includes the Bank’s senior lenders, senior officers in Credit Administration, the Chief Risk Officer, the President and the Chief Executive Officer.

C&I credits and CRE loans, are underwritten principally based upon cash flow coverage, but additional support is regularly obtained through collateralization and guarantees. C&I loans are typically relationship-based rather than transaction-driven. Loan concentrations are monitored monthly by management and the Board of Directors. Consumer loans are centrally underwritten with reference to the customer’s debt capacity and with the support of automated credit scoring tools, including appropriate secondary review procedures.

Lending officers are responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines. An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting processes. Once a problem relationship over a certain size threshold is identified, a monthly watch committee process is initiated. The watch committee, composed of senior lending and credit administration management as well as the Chief Executive Officer and Chief Risk Officer, must approve any substantive changes to identified problem credits and will assign relationships to a special credits department when appropriate.

Management’s evaluation of credit risk in the loan portfolio is reflected in the estimate of probable losses inherent in the portfolio that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this evaluation over time are reflected in the provision for credit losses charged to expense. The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions. This methodology is described in Note 2 to the consolidated financial statements located in Item 8 of the annual report on Form 10-K.

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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve

The total of loans criticized through the Company’s credit risk-rating process was $770 million at December 31, 2008, which represented 8% of total loans and a net increase of $465 million from December 31, 2007. Criticized loans from the Parish acquisition accounted for approximately $55 million of the increase. Table 4 shows the composition of criticized loans at December 31, 2008, distributed by the geographic region from which the loans are serviced.

TABLE 4.  CRITICIZED LOANS AT DECEMBER 31, 2008

				Alabama/		Percent of Loan
	Louisiana	Texas	Florida	Mississippi	Total	Category Total
	(Dollars in millions)

Commercial & industrial	$32	$42	$7	$31	$112	3%
Commercial real estate:
Residential construction	11	12	26	1	50	18%
Commercial construction, land & land development	49	19	190	32	290	18%
CRE other — owner-user	56	4	26	16	102	10%
CRE other — nonowner-user	35	7	63	14	119	9%

Total commercial real estate	151	42	305	63	561	13%

Residential mortgage	32	2	45	7	86	8%
Consumer	5	—	4	2	11	3%

Total	$220	$86	$361	$103	$770	8%

Percent of regional loan total	4%	5%	26%	11%	8%

The increase in criticized loans during 2008 was largely concentrated in loans for residential development. Loans for residential development, investment and other residential purposes comprised approximately 41% of the criticized loan total at year-end 2008, over half of which were from Whitney’s Florida markets. CRE loans on nonresidential investment or income-producing properties accounted for approximately 30% of the criticized total, with the majority again concentrated in the Florida market. Criticized CRE loans secured by properties used in the borrower’s business operations represented 13% of the criticized total at December 31, 2008, and loans to C&I relationships comprised 15%, with no significant concentrations related to industries or markets. Although management has not identified any systemic portfolio credit issues apart from the real estate problems primarily concentrated in Florida and coastal Alabama, as the recessionary conditions in the overall economy continue, it is monitoring closely the impact on the performance of the tourism and energy industries, given their importance to the economies in Whitney’s market area.

Included in the total of criticized loans at December 31, 2008 is $301 million of nonperforming loans, which is up a net $181 million from year-end 2007. Approximately two-thirds of the nonperforming total at December 31, 2008 was for residential-related loans that are heavily concentrated in Whitney’s Florida markets. The Florida markets accounted for 72% of total nonperforming loans at the end of 2008, followed by 18% from Louisiana and 8% from Alabama. Table 5 provides information on nonperforming loans and other nonperforming assets at the end of each of the five years in the period ended December 31, 2008. Nonperforming loans encompass substantially all loans that are evaluated separately for impairment.

TABLE 5.	NONPERFORMING ASSETS

	December 31
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$301,095	$120,096	$55,992	$65,565	$23,597
Restructured loans accruing	—	—	—	30	49

Total nonperforming loans	301,095	120,096	55,992	65,595	23,646
Foreclosed assets and surplus banking property	28,067	4,624	800	1,708	2,454

Total nonperforming assets	$329,162	$124,720	$56,792	$67,303	$26,100

Loans 90 days past due still accruing	$16,101	$8,711	$7,574	$13,728	$3,533

Ratios:
Nonperforming assets to loans plus foreclosed assets and surplus property	3.61%	1.64%	.81%	1.03%	.46%
Allowance for loan losses to nonperforming loans	54	73	136	137	230
Loans 90 days past due still accruing to loans	.18	.11	.11	.21	.06

A comparison of contractual interest income on nonperforming loans with the cash-basis and cost-recovery interest actually recognized on these loans for 2008, 2007 and 2006 is presented in Note 8 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K. Whitney’s policy for placing loans on nonaccrual status is presented in Note 2 to the consolidated financial statements.

Table 6 recaps activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments over the past five years. The allocation of the allowance to loan categories is included in Table 7, together with the percentage of total loans in each category.

The overall allowance for loan losses increased $63 million during 2008, net of the allowance added with Parish. The component of the allowance for criticized loans increased a net $47 million after charge-offs of approximately $61 million during the year. The allowance for loans with average or better credit quality ratings and loans not subject to individual rating increased $6 million for the year, mainly from the impact of recent charge-off experience on historical loss factors. Management also added approximately $10 million to the allowance based on its relative assessment of economic and other qualitative risk factors since the end of 2007.

Continuing weaknesses in the residential-related real estate markets, primarily in the Tampa, Florida area, accounted for approximately half of both the $134 million provision and the $82 million in gross charge-offs during 2008, mainly related to loans for residential development. Loans for CRE development or investment with identified weaknesses accounted for approximately $13 million of the provision and $6 million of gross charge-offs, again concentrated in the Tampa, Florida area. Problem C&I credits added approximately $20 million to the provision for 2008 and were responsible for approximately $28 million of gross charge-offs, with no significant regional or industry concentration.

It is uncertain when sufficient demand will return to depressed residential real estate markets to establish a solid floor on prices and stimulate renewed development. This, when coupled with the uncertainties arising from the current national recession and weak global economic conditions, makes it difficult for management to predict when the level of criticized loans will stabilize or retreat. In this environment, the periodic estimate of inherent losses in the loan portfolio may be volatile.

TABLE 6.	SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS

	2008	2007	2006	2005	2004
	(Dollars in thousands)

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year	$87,909	$75,927	$90,028	$54,345	$59,475
Allowance of acquired banks	9,971	2,791	2,908	3,648	2,461
Provision for credit losses	134,500	17,600	2,400	37,000	2,000
Loans charged off:
Commercial & industrial	(31,481)	(9,452)	(15,841)	(7,047)	(9,680)
Commercial real estate:
Construction, land & land development	(30,141)	(3,671)	(5,254)	(220)	(57)
Other commercial real estate	(8,100)	(699)	(1,281)	(218)	(875)

Total commercial real estate	(38,241)	(4,370)	(6,535)	(438)	(932)

Residential mortgage	(7,885)	(1,726)	(555)	(295)	(619)
Consumer	(4,619)	(2,408)	(2,297)	(2,876)	(2,799)

Total charge-offs	(82,226)	(17,956)	(25,228)	(10,656)	(14,030)

Recoveries on loans previously charged off:
Commercial & industrial	7,417	7,703	3,409	2,707	2,488
Commercial real estate:
Construction, land & land development	1,653	24	157	6	61
Other commercial real estate	90	155	77	926	162

Total commercial real estate	1,743	179	234	932	223

Real estate — residential mortgage	638	407	270	571	246
Individuals	1,157	1,258	1,906	1,481	1,482

Total recoveries	10,955	9,547	5,819	5,691	4,439

Net loans charged off	(71,271)	(8,409)	(19,409)	(4,965)	(9,591)

Balance at end of year	$161,109	$87,909	$75,927	$90,028	$54,345

Ratios
Allowance for loan losses to loans at end of year	1.77%	1.16%	1.08%	1.37%	.97%
Net charge-offs to average loans	.88	.11	.29	.08	.19
Gross charge-offs to average loans	1.02	.24	.37	.17	.27
Recoveries to gross charge-offs	13.32	53.17	23.07	53.41	31.64

RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of year	$1,300	$1,900	$580	$—	$—
Provision for credit losses	(500)	(600)	1,320	580	—

Reserve at end of year	$800	$1,300	$1,900	$580	$—

TABLE 7.	ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2008		2007			2006			2005			2004
		%			%			%			%			%
	Balance	Loans	Balance		Loans	Balance		Loans	Balance		Loans	Balance		Loans
	(Dollars in millions)

Commercial & industrial	$33	38%	$34		37%	$31		38%	$41		41%	$24		43%
Commercial real estate:
Construction, land & land development	54	21	(a	)		(a	)		(a	)		(a	)
Other commercial real estate	39	25	(a	)		(a	)		(a	)		(a	)

Total commercial real estate	93	46	41		46	32		44	30		42	21		39

Residential mortgage	17	12	6		12	4		13	7		12	4		12
Consumer	3	4	2		5	4		5	7		5	3		6
Unallocated	15	—	5		—	5		—	5		—	2		—

Total	$161	100%	$88		100%	$76		100%	$90		100%	$54		100%

(a)	Allocation by subcategory for 2008 is not available for prior years.

INVESTMENT SECURITIES

The investment securities portfolio balance of $1.94 billion at December 31, 2008 was down $46 million, or 2%, compared to December 31, 2007. Securities with carrying values of $1.69 billion at December 31, 2008 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes. Average investment securities increased $74 million, or 4%, between 2007 and 2008. The composition of the average portfolio in investment securities and effective yields are shown in Table 14.

Information about the contractual maturity structure of investment securities at December 31, 2008, including the weighed-average yield on such securities, is shown in Table 8. The carrying value of securities with explicit call options totaled $157 million at year-end 2008. These call options and the scheduled principal reductions and projected prepayments on mortgage-backed securities are not reflected in Table 8. Including expected principal reductions on mortgage-backed securities, the weighted-average maturity of the overall securities portfolio was approximately 31 months at December 31, 2008, compared to 32 months at year-end 2007.

The weighted-average taxable-equivalent portfolio yield was approximately 4.84% at December 31, 2008, compared to 4.88% at December 31, 2007. A substantial majority of the securities in the investment portfolio bear fixed interest rates. The investment in mortgage-backed securities with final contractual maturities beyond ten years shown in Table 8 included approximately $176 million of adjustable-rate issues with a weighted-average yield of 4.44%. The initial reset dates on these securities are predominantly within three years of year-end 2008.

During 2008, the mix of investments in the portfolio shifted further toward mortgage-backed securities issued or guaranteed by U.S. government agencies. The duration of the overall investment portfolio was 1.6 years at December 31, 2008, and would extend to 3.6 years assuming an immediate 300 basis point increase in market rates according to the Company’s asset/liability management model. Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates. At December 31, 2007, the portfolio’s estimated duration was 2.1 years.

TABLE 8.	DISTRIBUTION OF INVESTMENT MATURITIES

	December 31, 2008
	One Year		Over One through		Over Five through		Over
	and Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Securities Available for Sale
Mortgage-backed securities(a)	$2,102	4.45%	$193,454	4.54%	$364,174	4.70%	$993,055	4.84%	$1,552,785	4.77%
U. S. agency securities	—	—	105,578	4.48	—	—	—	—	105,578	4.48
Obligations of states and political subdivisions(b)	1,054	5.85	4,765	6.01	2,029	6.32	—	—	7,848	6.07
Other debt securities	900	2.19	3,000	5.78	—	—	—	—	3,900	4.95
Equity securities(c)	—	—	—	—	—	—	58,851	3.21	58,851	3.21

Total	$4,056	4.31%	$306,797	4.55%	$366,203	4.71%	$1,051,906	4.75%	$1,728,962	4.70%

Securities Held to Maturity
Obligations of states and political subdivisions(b)	$6,790	6.62%	$89,069	5.68%	$73,854	5.97%	$40,680	6.50%	$210,393	5.97%

Total	$6,790	6.62%	$89,069	5.68%	$73,854	5.97%	$40,680	6.50%	$210,393	5.97%

(a)	Distributed by contractual maturity without regard to repayment schedules or projected prepayments.

(b)	Tax exempt yields are expressed on a fully taxable-equivalent basis.

(c)	These securities have no stated maturities or guaranteed dividends. Yield estimated based on expected near-term returns.

Securities available for sale made up the bulk of the total investment portfolio at December 31, 2008. Available-for-sale securities are carried at fair value, and the balance reported at December 31, 2008 reflected gross unrealized gains of $31.9 million and gross unrealized losses of $1.2 million. The unrealized losses were related mainly to mortgage-backed securities and represented less than 1% of the total amortized cost of the underlying securities. Note 5 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K provides information on the process followed by management to evaluate whether unrealized losses on securities, both those available for sale and those held to maturity, represent impairment that is other than temporary and that should be recognized with a charge to operations. Substantially all the unrealized losses at December 31, 2008 resulted from changes in market interest rates from the yields available on the underlying securities when they were purchased and other factors unrelated to credit quality. There were no securities in the investment portfolio tied to sub-prime home mortgage loans. In addition, management has the intent and ability to hold these securities until the market-based impairment is recovered; therefore, no value impairment was evaluated as other than temporary.

The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.

Apart from securities issued or guaranteed by the U.S. government or its agencies, at December 31, 2008, Whitney held no investment in the securities of a single issuer that exceeded 10% of its shareholders’ equity.

DEPOSITS AND BORROWINGS

There was little overall organic deposit growth during 2008. Deposits associated with Parish accounted for approximately $635 million of the Company’s total deposit growth of $678 million, or 8%, from December 31, 2007. Several important factors have influenced the more recent trends in deposits. Customers have become risk-averse in response to the increasingly uncertain economic conditions. The federal government has taken steps to support bank liquidity by temporarily expanding deposit insurance coverage, including unlimited coverage on certain accounts. Market rates have fallen to minimal levels for savings or investment options perceived to be safe.

Table 9 shows the composition of deposits at December 31, 2008 and at the end of the two previous years. Table 14 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for each of these years.

TABLE 9.	DEPOSIT COMPOSITION

	2008		2007		2006
	(Dollars in thousands)

Noninterest-bearing demand deposits	$3,233,550	35%	$2,740,019	32%	$2,947,997	35%
Interest-bearing deposits:
NOW account deposits	1,281,137	14	1,151,988	13	1,099,408	13
Money market deposits	1,306,937	14	1,229,715	14	1,185,610	14
Savings deposits	909,197	10	879,609	10	965,652	11
Other time deposits	875,999	9	823,884	10	750,165	9
Time deposits $100,000 and over	1,654,774	18	1,758,574	21	1,484,476	18

Total interest-bearing	6,028,044	65	5,843,770	68	5,485,311	65

Total	$9,261,594	100%	$8,583,789	100%	$8,433,308	100%

Noninterest-bearing demand deposits grew 12%, or $329 million, from year-end 2007, before considering the $164 million added with Parish, and comprised 35% of total deposits at December 31, 2008. This organic growth was concentrated mainly in commercial accounts. Demand deposits and savings deposits at the end of 2006 reflected the lingering impact of the substantial influx of deposit funds in the aftermath of 2005’s catastrophic hurricane season. As anticipated, these deposits continued to be worked down during 2007, with some migration to higher-yielding products.

Higher-cost time deposits at December 31, 2008 were down approximately 8%, or $213 million, compared to year-end 2007, again before considering Parish’s $161 million of time deposits. Customers held $397 million of funds in treasury-management time deposit products at December 31, 2008, down $308 million from the total held at December 31, 2007. These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile. Strong liquidity among Whitney’s commercial customers, particularly those in the O&G industry and in heavy construction, had been reflected in the 2007 balance. Competitively bid public funds time deposits, which require collateralization, totaled $260 million at year-end 2008, which was $55 million higher than the end of 2007. Treasury-management deposits and public funds deposits serve partly as an alternative to Whitney’s short-term borrowings.

TABLE 10.	MATURITIES OF TIME DEPOSITS

	Deposits of	Deposits of
	$100,000	Less than
	or More	$100,000	Total
	(In thousands)

Three months or less	$897,305	$277,514	$1,174,819
Over three months through six months	365,921	240,811	606,732
Over six months through twelve months	363,488	258,579	622,067
Over twelve months	28,060	99,095	127,155

Total	$1,654,774	$875,999	$2,530,773

With limited net organic deposit growth during 2008, the Company funded a portion of its organic loan growth with short-term borrowings. The balance of short-term borrowings at December 31, 2008 was up 40%, or $367 million, from year-end 2007. The main source of short-term borrowings continued to be the sale of securities under repurchase agreements to customers using Whitney’s treasury management sweep product. Total borrowings from customers under repurchase agreements totaled $780 million at December 31, 2008 and $772 million at December 31, 2007. At the end of 2008, the Bank had purchased $480 million of federal funds compared to $98 million at the end of 2007. During 2008, the Bank also borrowed an average of $286 million under short-term Federal Home Loan Bank (FHLB) advances. Such borrowings had been minimal in prior years. Additional information on short-term borrowings, including yields and maximum amounts borrowed, is presented in Note 12 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K.

In late March 2007, the Bank issued $150 million in ten-year subordinated notes as described in Note 13 to the consolidated financial statements located in Item 8. Whitney has no other significant long-term borrowings.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Shareholders’ equity totaled $1.53 billion at December 31, 2008, which represented an increase of $297 million from the end of 2007. On December 19, 2008, Whitney issued to the Treasury cumulative perpetual preferred stock and a warrant to purchase shares of the Company’s common stock for aggregate proceeds of $300 million. The terms of the preferred stock and warrant and certain other aspects of this transaction are described in Note 17 to the consolidated financial statements located in Item 8. The 3.33 million shares issued in the acquisition of Parish in November 2008 were valued at $61 million. During 2008, Whitney repurchased 2.04 million of its common shares at a cost of $50 million. This completed the program announced in November 2007 under which the Company repurchased a total of 3.93 million shares. Whitney recognized $9 million in additional equity during 2008 from activity in share-based compensation plans for employees and directors, but this was largely offset by a $7 million other comprehensive loss.

The total common stock dividends declared during 2008 exceeded earnings available to common shareholders by $16 million and represented a payout ratio of 127%. Paying dividends in excess of earnings cannot be sustained over the long term. The quarterly dividend rate was reduced in the fourth quarter of 2008 from $.31 to $.20 in order to protect the Company’s capital position. The dividend rate will be reassessed quarterly in light of credit quality trends and expected earnings. The dividend payout ratio was 52% in 2007 and 49% in 2006.

Whitney’s ability to pay dividends is also limited by its participation in the Treasury’s CPP. Prior to December 19, 2011, unless Whitney has redeemed the preferred stock issued to the Treasury in the CPP or the Treasury has transferred the preferred stock to a third party, Whitney cannot increase its quarterly dividend above $.31 per share of common stock. Furthermore, if Whitney is not current in the payment of quarterly dividends on the preferred stock, it cannot pay dividends on its common stock.

The ratios in Table 11 indicate that Whitney remained well capitalized at December 31, 2008. The capital raised through Treasury’s investment in the preferred stock and common stock warrants qualifies as Tier 1 capital. Tier 2 regulatory capital at December 31, 2008 and 2007 includes $150 million in subordinated debt issued by the Bank in the first quarter of 2007. The increase in risk-weighted assets from the end of 2007 mainly reflected the impact of the Parish acquisition and organic loan growth. Goodwill and other intangible assets recognized in business acquisitions are excluded from risk-weighted assets. These intangible assets, however, are also deducted in determining regulatory capital and thereby serve to offset the addition to capital for the value of shares issued as consideration for the acquisition.

TABLE 11.	RISK-BASED CAPITAL AND CAPITAL RATIOS

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Tier 1 regulatory capital	$1,118,842	$911,141	$853,774	$765,881	$767,717
Tier 2 regulatory capital	280,103	238,967	77,827	90,608	54,345

Total regulatory capital	$1,398,945	$1,150,108	$931,601	$856,489	$822,062

Risk-weighted assets	$10,393,894	$9,023,862	$8,340,926	$7,746,046	$6,527,821

Ratios
Leverage ratio (Tier 1 capital to average assets)	9.87%	8.79%	8.76%	8.21%	9.56%
Tier 1 capital to risk-weighted assets	10.76	10.10	10.24	9.89	11.76
Total capital to risk-weighted assets	13.46	12.75	11.17	11.06	12.59
Shareholders’ equity to total assets	12.32	11.14	10.93	9.51	11.00

Both the Company and the Bank satisfied the capital criteria to be categorized as “well-capitalized” at December 31, 2008. The Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

In February 2009, amendments were made to the EESA that changed some of the terms and conditions associated with the CPP, including that TARP recipients may be allowed to redeem the preferred stock without regard to whether the company has replaced such funds from any other source. The Company will monitor the development of regulations regarding these amendments and any other changes in the TARP program that may alter its previous conclusions regarding the benefits of participating in TARP.

LIQUIDITY MANAGEMENT AND CONTRACTUAL OBLIGATIONS

Liquidity Management

The objective of liquidity management is to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank. Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process, making full use of quantitative modeling tools available to project cash flows under a variety of possible scenarios, including credit-stressed conditions.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization. Table 3 above presents the contractual maturity structure of the loan portfolio and Table 8 presents contractual investment maturities. At December 31, 2008, securities available for sale with a carrying value of $1.48 billion, out of a total portfolio of $1.73 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in 2008.

In October 2008, the FDIC temporarily increased deposit insurance coverage limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009 and offered to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts and certain other specified deposits over the same period. Whitney elected to participate in the unlimited coverage program. These steps were taken as part of the federal government’s response to the recent severe disruption in the credit markets and were designed to support deposit retention and enhance the liquidity of the nation’s insured depository institutions and thereby assist in stabilizing the overall economy; however, there is no assurance these steps will be successful.

Wholesale funding currently used by the Bank includes FHLB advances and federal funds purchased from upstream correspondents. The unused borrowing capacity from the FHLB at December 31, 2008 totaled approximately $1.8 billion and is secured by a blanket lien on loans secured by real estate. The Bank may also borrow from the Federal Reserve Discount Window and had a borrowing capacity at December 31, 2008 of approximately $117 million, based on collateral pledged. In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this ability to date.

The Company elected to participate in the Treasury’s TLG Program that provides an FDIC guarantee for all senior unsecured debt with stated maturities in excess of 30 days which is issued between October 14, 2008 and June 30, 2009. The guarantees will expire no later than June 30, 2012. Whitney is eligible to issue up to approximately $200 million of guaranteed debt under the program, but none had been issued as of December 31, 2008.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows located in Item 8 of this annual report on Form 10-K present operating cash flows and summarize all significant sources and uses of funds for each year in the three-year period ended December 31, 2008.

Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company. During 2009, the Bank will have available an amount equal to approximately $11.4 million plus its current net income to declare as dividends to the Company without prior regulatory approval. At December 31, 2008, the Company had approximately $45.3 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and for other corporate purposes.

Contractual Obligations

Table 12 summarizes payments due from the Company and the Bank under specified long-term and certain other contractual obligations as of December 31, 2008. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits are scheduled in Table 10 above in the section entitled “Deposits and Borrowings.” Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty. The consolidated statements of cash flows provide a picture of Whitney’s ability to fund these and other more significant cash operating expenses, such as interest expense and compensation and benefits, out of current operating cash flows.

TABLE 12.	CONTRACTUAL OBLIGATIONS

	Payments Due by Period from December 31, 2008
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$85,526	$10,363	$16,961	$12,472	$45,730
Purchase obligations	24,148	14,643	8,295	1,210	—
Long-term debt service(a)	241,403	19,123	23,811	17,625	180,844
Other long-term liabilities(b)(c)	—	—	—	—	—

Total	$351,077	$44,129	$49,067	$31,307	$226,574

(a)	Principal payments on callable subordinated debentures are scheduled by expected call dates.

(b)	Obligations under the qualified defined benefit pension plan are not included. Whitney anticipates making a pension contribution of approximately $8 million during 2009; however, decreases in the fair value of pension trust assets during 2009 could lead to additional contributions. No material near-term payments are expected under the unfunded nonqualified pension plan. An $11.9 million nonqualified plan obligation was recorded at year-end 2008.

(c)	The recorded obligation for postretirement benefits other than pensions was $18.0 million at December 31, 2008. The funding to purchase benefits for current retirees, net of retiree contributions, has not been significant.

OFF-BALANCE SHEET ARRANGEMENTS

As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. Certain of these arrangements, such as noncancelable operating leases, are reflected in Table 12 above. The most significant off-balance sheet obligations are the Bank’s commitments under traditional credit-related financial instruments. Table 13 schedules these commitments as of December 31, 2008 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 13.	CREDIT-RELATED COMMITMENTS

	Commitments Expiring by Period from December 31, 2008
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Loan commitments — revolving	$2,529,987	$1,824,726	$410,005	$290,770	$4,486
Loan commitments — nonrevolving	519,695	276,014	240,502	3,179	—
Credit card and personal credit lines	508,398	508,398	—	—	—
Standby and other letters of credit	417,053	310,681	34,867	71,505	—

Total	$3,975,133	$2,919,819	$685,374	$365,454	$4,486

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

Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors. Historically, the Bank has had minimal calls to perform under standby agreements. Certain public financing arrangements supported by letters of credit from the Bank are structured as variable-rate demand notes that are periodically remarketed to reset the interest rate. The recent disruption in credit markets has led to unsuccessful remarketing efforts for some of these public financings. To assist its customers, the Bank has purchased the underlying instruments until credit market conditions improve sufficiently to restart remarketing efforts or the instruments are refinanced under new arrangements. Such purchases totaled approximately $33 million as of December 31, 2008, and outstanding letters of credit supporting variable-rate demand notes totaled approximately $98 million.

ASSET/LIABILITY MANAGEMENT

The objective of the Company’s asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.

Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company has developed a model to measure its interest rate sensitivity over the near term primarily by running net interest income simulations. Management also monitors longer-term interest rate risk by modeling the sensitivity of its economic value of equity. The model can be used to test the Company’s sensitivity in various economic environments. The model incorporates management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Assumptions can also be entered into the model to evaluate the impact of possible strategic responses to changes in the competitive environment. Management, through the Company’s Investment and Asset and Liability Committee, monitors simulation results against rate sensitivity guidelines specified in Whitney’s asset/liability management policy.

The net interest income simulations run at the end of 2008 indicated that Whitney was moderately asset sensitive over the near term, which is similar to its position at year-end 2007. Based on these simulations, annual net interest income (TE) would be expected to increase $26.3 million, or 5.9%, if interest rates instantaneously increased from current rates by 100 basis points. The simulation assuming a 100 basis point decrease from current rates was suspended at year-end 2008 in light of the current rate environment. These changes are measured against the results of a base simulation run that uses growth forecasts as of the measurement date and that assumes a stable rate environment and structure. The comparable simulation run at year-end 2007 produced results that ranged from a positive impact on net interest income (TE) of $24.3 million, or 5.2%, to a negative impact of $26.5 million, or 5.6%.

The actual impact that changes in interest rates have on net interest income will depend on many factors. These factors include Whitney’s ability to achieve expected growth in earning assets and to maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes and corresponding movement in interest rate spreads, and the level of success of asset/liability management strategies that are implemented.

Changes in interest rates affect the fair values of financial instruments. The earlier section entitled “Investment Securities” and Notes 5 and 19 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K contain information regarding fair values.

The Company has made minimal use of investments in financial instruments or participations in agreements with values that are linked to or derived from changes in the value of some underlying asset or index. These are commonly referred to as derivatives and include such instruments as interest rate swaps, futures, forward contracts, option contracts, and other financial arrangements with similar characteristics. Management continues to evaluate whether to make additional use of derivatives as part of its ongoing asset/liability and liquidity management processes.

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)

Whitney’s net interest income (TE) decreased $10.2 million, or 2%, in 2008 compared to 2007. Average earning assets were 5%, or $486 million, higher in 2008, while the net interest margin (TE) contracted 34 basis points to 4.55%. The net interest margin is net interest income (TE) as a percent of average earning assets. Tables 14 and 15 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).

The overall yield on earning assets decreased 118 basis points to 5.74% in 2008, mainly reflecting the steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio. The higher level of nonaccruing loans in 2008 lowered the effective yield by approximately 10 basis points. Loan yields (TE) for 2008 declined 157 basis points compared to 2007. The rates on approximately 28%, or $2.6 billion, of the loan portfolio at year-end 2008 were tied to changes in LIBOR benchmarks, with another 28% tied to prime. At December 31, 2008, approximately 31% of these variable-rate loan agreements contained floor rates that would prevent further rate reductions. The recent disruption in credit markets has been reflected in wider than normal spreads for LIBOR rates, which benefited Whitney’s net interest income and margin. Management estimates that the wider than normal LIBOR spreads added 30 basis points to the fourth quarter’s net interest margin and 10 basis points to 2008’s annual margin. This benefit is being reduced as the LIBOR spreads return to levels closer to normal historical relationships in the early part of 2009. There was a favorable shift in the earning asset mix between these periods, with loans comprising 80% of average earning assets for 2008 compared to 76% in 2007. In Table 14, loans include loans held for sale. The yield (TE) on the largely fixed-rate investment portfolio was stable between 2007 and 2008.

The cost of funds decreased 84 basis points from 2007 to 1.19% in 2008. Noninterest-bearing demand deposits funded a favorable 28% of average earning assets in both 2008 and 2007, although the benefit to the net interest margin was somewhat muted by the lower rate environment in the current period. Rates on interest-bearing deposits and short-term borrowings during 2008 were down sharply from 2007, consistent with general market rate movements that were driven by the slowing economy and the trend toward liquidity and safety by investors and savers. The reduction in funding costs from declining rates was partially offset by the impact of a shift between these years toward higher-cost sources, which includes time deposits and borrowings. This shift mainly reflected the increased use of short-term borrowings to support earning asset growth.

Overall, Whitney continues to be moderately asset sensitive over the near term. In the current economic climate and low rate environment, Whitney continues to aggressively manage its loan and deposit rates to maintain a favorable net interest margin, although the ability to further reduce certain deposit and borrowing costs is becoming limited.

TABLE 14.	SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) YIELD AND RATES

	Year Ended			Year Ended			Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)

ASSETS
EARNING ASSETS
Loans (TE)(b)(c)	$8,080,658	$483,372	5.98%	$7,364,777	$556,170	7.55%	$6,803,228	$504,162	7.41%

Mortgage-backed securities	1,477,998	70,798	4.79	1,236,977	58,625	4.74	1,182,700	54,024	4.57
U.S. agency securities	171,455	7,063	4.12	312,950	12,936	4.13	317,310	12,090	3.81
U.S. Treasury securities	507	18	3.65	22,744	1,111	4.88	41,211	1,237	3.00
Obligations of states and political subdivisions (TE)	268,596	15,843	5.90	285,388	16,964	5.94	249,035	15,106	6.07
Other securities	48,819	2,036	4.18	35,807	2,133	5.96	34,390	1,966	5.72

Total investment securities	1,967,375	95,758	4.87	1,893,866	91,769	4.85	1,824,646	84,423	4.63

Federal funds sold and short-term investments	74,587	1,753	2.35	377,943	19,243	5.09	721,388	33,998	4.71

Total earning assets	10,122,620	$580,883	5.74%	9,636,586	$667,182	6.92%	9,349,262	$622,583	6.66%

NONEARNING ASSETS
Other assets	1,067,233			954,840			978,761
Allowance for loan losses	(109,511)			(79,004)			(85,185)

Total assets	$11,080,342			$10,512,422			$10,242,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,068,468	$6,523	.61%	$1,034,811	$12,074	1.17%	$1,055,979	$8,210	.78%
Money market deposits	1,220,312	13,741	1.13	1,222,341	35,454	2.90	1,172,964	26,540	2.26
Savings deposits	917,531	3,926	.43	920,028	8,879	.97	1,123,647	11,384	1.01
Other time deposits	774,512	24,222	3.13	829,264	31,736	3.83	750,557	22,350	2.98
Time deposits $100,000 and over	1,602,111	43,184	2.70	1,682,981	74,857	4.45	1,339,829	53,591	4.00

Total interest-bearing deposits	5,582,934	91,596	1.64	5,689,425	163,000	2.86	5,442,976	122,075	2.24

Short-term and other borrowings	1,197,869	18,974	1.58	641,758	25,055	3.90	564,835	21,922	3.88
Long-term debt	160,880	9,651	6.00	136,459	8,259	6.05	18,010	1,163	6.46

Total interest-bearing liabilities	6,941,683	$120,221	1.73%	6,467,642	$196,314	3.04%	6,025,821	$145,160	2.41%

NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	2,786,003			2,708,353			3,033,978
Other liabilities	127,479			126,504			117,736
Shareholders’ equity	1,225,177			1,209,923			1,065,303

Total liabilities and shareholders’ equity	$11,080,342			$10,512,422			$10,242,838

Net interest income and margin (TE)		$460,662	4.55%		$470,868	4.89%		$477,423	5.11%

Net earning assets and spread	$3,180,937		4.01%	$3,168,944		3.88%	$3,323,441		4.25%

Interest cost of funding earning assets			1.19%			2.03%			1.55%

(a)	Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.

(b)	Includes loans held for sale.

(c)	Average balance includes nonaccruing loans of $173,741 in 2008, $66,051 in 2007 and $59,622 in 2006.

TABLE 15.	SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)

	Year Ended December 31,			Year Ended December 31,
	2008 Compared to 2007			2007 Compared to 2006
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
	(Dollars in thousands)

INTEREST INCOME (TE)
Loans (TE)	$50,481	$(123,279)	$(72,798)	$42,258	$9,750	$52,008

Mortgage-backed securities	11,539	634	12,173	2,530	2,071	4,601
U.S. agency securities	(5,829)	(44)	(5,873)	(168)	1,014	846
U.S. Treasury securities	(854)	(239)	(1,093)	(699)	573	(126)
Obligations of states and political subdivisions (TE)	(991)	(130)	(1,121)	2,166	(308)	1,858
Other securities	648	(745)	(97)	83	84	167

Total investment securities	4,513	(524)	3,989	3,912	3,434	7,346

Federal funds sold and short-term investments	(10,468)	(7,022)	(17,490)	(17,299)	2,544	(14,755)

Total interest income (TE)	44,526	(130,825)	(86,299)	28,871	15,728	44,599

INTEREST EXPENSE
NOW account deposits	381	(5,932)	(5,551)	(168)	4,032	3,864
Money market deposits	(59)	(21,654)	(21,713)	1,158	7,756	8,914
Savings deposits	(24)	(4,929)	(4,953)	(1,985)	(520)	(2,505)
Other time deposits	(1,994)	(5,520)	(7,514)	2,523	6,863	9,386
Time deposits $100,000 and over	(3,443)	(28,230)	(31,673)	14,795	6,471	21,266

Total interest-bearing deposits	(5,139)	(66,265)	(71,404)	16,323	24,602	40,925

Short-term borrowings	14,058	(20,139)	(6,081)	3,003	130	3,133
Long-term debt	1,466	(74)	1,392	7,174	(78)	7,096

Total interest expense	10,385	(86,478)	(76,093)	26,500	24,654	51,154

Change in net interest income (TE)	$34,141	$(44,347)	$(10,206)	$2,371	$(8,926)	$(6,555)

(a)	Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.

(b)	The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Net interest income (TE) decreased $6.6 million, or 1%, in 2007 compared to 2006. Average earning assets were up 3%, or $287 million, in 2007, while the net interest margin (TE) contracted 22 basis points to 4.89%. The overall yield on earning assets increased 26 basis points to 6.92% in 2007, mainly reflecting an increasing percentage of loans in the asset mix. Loan yields (TE) for 2007 were up 14 basis points compared to 2006. The benchmark rates underlying the variable-rate segment of Whitney’s loan portfolio were relatively stable on average compared to 2006, with declines noted only toward the end of 2007. The yield (TE) on the investment portfolio improved 22 basis points between 2006 and 2007.

The overall cost of funds for 2007 increased 48 basis points from 2006, mainly in response to the shift in the funding mix toward higher-cost sources coupled with pressure from competitive market rates. Average noninterest-bearing deposits funded approximately 28% of average earning assets in 2007, but this was down from 32% in 2006 when the impact of the excess liquidity in the deposit base following the 2005 hurricanes was still clearly evident. Higher-cost interest-bearing sources funded 34% of average earning assets in 2007, compared to 29% in 2006, with the increase reflecting the relative attractiveness of rates on the underlying deposit products in response to market rates, increased use of the Company’s treasury-management deposit products by commercial customers with excess liquidity, and the issuance of $150 million in long-term subordinated Bank debt in late March 2007.

PROVISION FOR CREDIT LOSSES

Whitney provided $134 million for credit losses in 2008 compared to $17.0 million in 2007. Net loan charge-offs were $71.3 million, or .88% of average loans, in 2008, compared to $8.4 million, or .11% of average loans, in 2007. The allowance for loan losses increased $73.2 million during 2008 and represented 1.77% of total loans at December 31, 2008, up from 1.16% at the end of 2007.

Continuing weaknesses in the residential-related real estate markets, primarily in the Tampa, Florida area, accounted for approximately half of both the $134 million provision and the $82 million in gross charge-offs during 2008, mainly related to loans for residential development. Loans for CRE development or investment with identified weaknesses accounted for approximately $13 million of the provision and $6 million of gross charge-offs, again concentrated in the Tampa area. Problem C&I credits added approximately $20 million to the provision for 2008 and were responsible for approximately $28 million of gross charge-offs, with no significant regional or industry concentration. Management also added approximately $10 million to the allowance and provision in 2008 based on its relative assessment of economic and other qualitative risk factors since the end of 2007. The provision for 2008 also included approximately $6 million associated with changes in the mix of noncriticized loans and historical loss factors.

For a more detailed discussion of changes in the allowance for loan losses, the reserve for unfunded credit commitments, nonperforming assets and general credit quality, see the earlier section entitled “Loans, Credit Risk Management and Allowance and Reserve for Credit Losses.” The future level of the allowance and reserve and the provisions for credit losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME

Table 16 shows the components of noninterest income for each year in the three-year period ended December 31, 2008, along with the percent changes between years for each component. In 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of a portion of its Visa shares in connection with Visa’s restructuring and initial public offering. The 2007 noninterest income total included a $31.3 million gain recognized on the settlement of insurance claims arising from hurricanes that struck portions of Whitney’s market area in 2005. Excluding these unusual gains and income associated with foreclosed assets and surplus property, noninterest income grew 11%, or $10.1 million, in 2008 and 9%, or $7.6 million, in 2007.

TABLE 16.	NONINTEREST INCOME

	2008	% change		2007	% change		2006
	(Dollars in thousands)

Service charges on deposit accounts	$34,050	11%		$30,676	9%		$28,058
Bank card fees	17,670	7		16,487	10		14,999
Trust service fees	12,948	—		12,969	15		11,268
Secondary mortgage market operations	4,899	—		4,915	(6)		5,254
Investment services income	6,035	3		5,836	17		4,994
Credit-related fees	5,921	9		5,417	2		5,307
ATM fees	5,693	6		5,374	4		5,154
Other fees and charges	4,628	(4)		4,818	7		4,511
Earnings from bank-owned life insurance program	3,908	(a	)	—	—		—
Other operating income	6,979	(80)		35,181	999		3,201
Net gain on sales and other revenue from foreclosed assets	4,302	(a	)	5,109	(a	)	2,102
Net gain (loss) on disposals of surplus property	72	(a	)	(100)	(a	)	(57)
Securities transactions	67	(a	)	(1)	(a	)	—

Total noninterest income	$107,172	(15)%		$126,681	49%		$84,791

(a)	Percentage change not meaningful.

Income from service charges on deposit accounts increased 11%, or $3.4 million, in 2008, following a 9%, or $2.6 million, increase between 2007 and 2006. Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Account maintenance fees for commercial customers were up 67%, or $4.0 million, in 2008, mainly driven by a reduction in the earnings credit allowance in response to the sharp drop in benchmark interest rates. Commercial account fees increased 9%, or $.5 million, in 2007. The fees charged on a large number of Whitney’s commercial accounts are based on an analysis of account activity, and these customers are allowed to offset accumulated charges with an earnings credit based on balances maintained in the account. Trends in processing business transactions have led to reduced volumes of chargeable account activity in recent years.

Personal account service charges have been relatively stable, with aggressive competition holding down the pricing for fees charged to service these deposit accounts.

Charges earned on specific transactions and services in 2008 were down 3%, or $.6 million, compared to 2007. Broad trends in how customers execute transactions have been reducing charging opportunities in recent years. Charges had increased 12%, or $2.1 million, in 2007 compared to 2006. The main component of this income category is fees earned on items returned for insufficient funds and for overdrafts. The higher deposit account balances maintained after the 2005 storms by customers in the areas most impacted had reduced charging opportunities through much of the first half of 2006. The increase in income in 2007 reflected a return to more normal levels of fees charged as well as some improved pricing.

Bank card fees increased 7%, or $1.1 million, in 2008 and 10%, or $1.5 million, in 2007. This income category includes fees from activity on Bank-issued debit and credit cards as well as from merchant processing services. Transaction volume on Bank-issued cards was up approximately 5% in 2008 and 4% in 2007. The introduction of a rewards program for credit card customers has contributed to an increasing proportion of higher fee credit transactions in the overall transaction volume.

Trust service fees in 2008 were essentially unchanged from 2007 under difficult financial market conditions. In 2007, customer development efforts and improved market conditions for much of that year had helped grow trust service fees by 15%, or $1.7 million, compared to 2006. Whitney has positioned relationship officers to attract and service trust and wealth management customers across its market area.

Fee income generated by Whitney’s secondary mortgage market operations was stable between 2008 and 2007 after decreasing 6% in 2007. Relatively broad weakness in the overall housing market was apparent in the latter part of 2007 and has continued throughout 2008 and into 2009. Whitney has positioned resources in those parts of its market area with the best potential for loan production and the current low market rate environment should stimulate refinancing activity, but the difficult housing market and overall economic conditions may restrain any fee income growth from mortgage operations in 2009.

Investment services income increased 3%, or $.2 million, in 2008, following a 17%, or $.8 million, increase in 2007 compared to 2006. Investment services include stock brokerage and annuity sales as well as fixed-income securities transactions for correspondent banks and other commercial and personal customers. The 2008 results were impacted by the difficult financial market conditions.

Whitney implemented a bank-owned life insurance program in May 2008 and earned $3.9 million during 2008 on the $150 million used to purchase policies under this program.

The Visa share redemption gain and the insurance settlement gain mentioned above are included in the totals for other operating income for 2008 and 2007, respectively.

The net gain on sales and other revenue from foreclosed assets includes income from grandfathered assets carried at a nominal value. Such income totaled $3.8 million in 2008, $4.3 million in 2007 and $1.9 million in 2006, with the fluctuations mainly reflecting opportunities for asset sales.

NONINTEREST EXPENSE

Table 17 shows the components of noninterest expense for each year in the three-year period ended December 31, 2008, along with the percent changes between years for each component. Noninterest expense increased 1%, or $2.0 million, in 2008, following an increase of 3%, or $10.6 million, from 2006 to 2007. Incremental operating costs associated with acquired operations, including the amortization of acquired intangibles, totaled approximately $7.9 million in 2008 and $8.5 million in 2007.

TABLE 17.	NONINTEREST EXPENSE

	2008	% Change	2007	% Change	2006
	(Dollars in thousands)

Employee compensation	$150,614	(6)%	$159,850	10%	$145,189
Employee benefits	32,808	(3)	33,694	(4)	35,027

Total personnel	183,422	(5)	193,544	7	180,216
Net occupancy	35,906	7	33,568	13	29,836
Equipment and data processing	25,035	9	22,886	9	21,083
Legal and other professional services	13,612	28	10,652	(9)	11,663
Telecommunication and postage	11,118	(10)	12,420	15	10,795
Corporate value and franchise taxes	9,312	(3)	9,571	9	8,780
Amortization of intangibles	7,785	(28)	10,879	4	10,426
Security and other outsourced services	15,758	—	15,735	7	14,755
Deposit insurance and regulatory fees	5,373	118	2,462	(1)	2,494
Advertising and promotion	4,824	2	4,740	(32)	6,999
Bank card processing services	4,319	8	4,008	14	3,508
Operating supplies	4,223	3	4,120	(7)	4,419
Miscellaneous operating losses	5,269	27	4,140	(51)	8,449
Other operating expense	25,138	23	20,383	(19)	25,050

Total noninterest expense	$351,094	1%	$349,108	3%	$338,473

Employee compensation decreased 6%, or $9.2 million, in 2008, after being up 10%, or $14.7 million, in 2007. Employee compensation includes base pay and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans.

Compensation other than that earned under management incentive plans increased 3%, or $4.0 million, in 2008, with approximately $2.1 million of the total increase related to the staff of acquired operations. This followed an increase of 10%, or $12.0 million, from 2006 to 2007, when acquired operations contributed approximately $3.1 million to the total change. The compensation added for normal salary adjustments in 2008 was partly offset by the favorable impact of a 2% reduction in the average full-time equivalent staff level compared to 2007, excluding the acquired staff. Sales-based incentive-program compensation increased only slightly in 2008, consistent with the level of growth in fee-based income categories discussed earlier, after rising $1.7 million in 2007. Compensation expense in both 2007 and 2006 had been adversely affected by salary scale adjustments needed to address changes in the cost of living and increased competition for limited labor resources in areas impacted by the catastrophic hurricanes in 2005.

Compensation expense associated with management incentive programs decreased by $13.3 million in 2008, largely as a result of tightened performance criteria coupled with the current difficult operating environment. No bonus was earned under the cash bonus incentive program for 2008 and the related compensation expense was down $7.2 million. Share-based compensation under management incentive programs decreased $6.1 million from 2007. Management incentive program expense increased $2.7 million in 2007 compared to 2006, with $1.8 million related to share-based compensation and the remainder to the cash bonus incentive program. Share-based incentives currently include restricted stock units, both performance-

based and tenure-based, and stock options. See Notes 2 and 16 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K for more information on share-based compensation.

Employee benefits expense decreased 3%, or $.9 million, in 2008, and was down 4%, or $1.3 million, in 2007. The major components of employee benefits expense, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan. In early 2007, the Company amended its postretirement health and life insurance benefit plans to eliminate the benefits for most employees and freeze benefit levels for remaining participants. The related postretirement benefit expense decreased $2.2 million in 2007 and an additional $.4 million in 2008.

As described more fully in Note 15 to the consolidated financial statements, Whitney amended its qualified defined-benefit pension plan in late 2008 to limit future eligibility and to freeze benefit accruals for certain current participants. At the same time, the employee savings plan was amended to authorize the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are ineligible to participate in the qualified defined-benefit plan or subject to the freeze in benefit accruals. The discretionary profit sharing contributions are expected to add approximately $1.9 million to 2009 expense.

The performance of the pension trust fund for 2008 was substantially below the long-term expected rate of return, reflecting conditions in the equity and corporate debt markets. This level of fund performance will lead to an estimated increase of approximately $5 million in the actuarially determined periodic expense for the defined-benefit pension plan in 2009, holding other variables constant.

Net occupancy expense increased 7%, or $2.3 million, in 2008, following a 13%, or $3.7 million, increase in 2007 compared to 2006. The incremental impact of acquired operations totaled approximately $.6 million in 2008 and $1.3 million in 2007. Increased expenses related to de novo branch expansion and higher energy costs drove most of the remaining increase for 2008. A sharp increase in the cost of casualty insurance following the 2005 storms had added $.9 million of expense to 2007, but these higher costs began to moderate in 2008. Recurring costs associated with improving Whitney’s disaster-risk posture also added approximately $.9 million to 2007.

Equipment and data processing expense increased 9%, or $2.1 million, in 2008, driven in large part by the cost of new customer-oriented applications associated with strategic initiatives and by branch expansion. The incremental costs for acquired operations totaled $.4 million in 2008. Equipment and data processing expense in 2007 was also up 9% over 2006. Approximately $1 million of the $1.8 million total increase came from initiatives to improve operational resiliency in the event of a natural disaster. Acquired operations contributed $.3 million to the 2007 increase.

The total expense for professional services, both legal and other services, increased $3.0 million in 2008, following a decrease of $1.0 million in 2007. Legal expense increased $1.7 million in 2008 on higher costs associated with problem loan collection efforts. This category also includes the cost of services for general corporate matters. Given the current economic environment and the elevated level of criticized loans at the end of 2008, increased demand for loan collection legal services is expected to continue throughout 2009. The expense for nonlegal professional services was up $1.3 million in 2008, after decreasing $1.1 million in 2007 compared to 2006. Consultants have been engaged over these years to assist in strategic planning and in upgrading major customer interface tools and core application systems and developing and implementing product enhancements and process improvements. Each year also included approximately $1.0 million for assistance integrating the systems of acquired operations. Included in 2006 was $2.0 million for work on initiatives to improve the Company’s disaster-risk profile in response to the 2005 storms.

The $1.3 million reduction in telecommunications and postage expense in 2008 mainly reflected the elimination of some redundant communication services used during an upgrade project in 2007. This was part of the overall efforts to improve operational resiliency in the event of a natural disaster.

Amortization of intangibles is associated mainly with the value of deposit relationships acquired in bank and branch acquisitions. Amortization expense of $8.8 million is scheduled for 2009. Note 3 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K reviews recently completed acquisitions and Note 10 presents additional information on intangible assets subject to amortization.

The expense for security and other outsourced services was stable in 2008. This followed a 7%, or $1.0 million, increase in 2007 compared to 2006. Acquired operations had little impact on 2008, but added $.5 million to 2007 expense.

Management directed additional resources to advertising and promotional activities in 2006 to support major campaigns to introduce new and improved products. Whitney focused on more targeted marketing efforts in both 2008 and 2007, with no comparable major campaigns executed in either year.

Bank card processing services expense will vary mainly with changes in transaction volume on Bank-issued credit cards. Transaction volumes and bank card fee income are discussed in the earlier section entitled “Noninterest Income.”

Beginning in 2007, the FDIC adopted a new rate structure for deposit insurance premiums that imposed a minimum annual assessment on those institutions assigned to the lowest risk category under the FDIC’s risk-based assessment system. Under the previous rate structure, this group of institutions, which includes the Bank, had been charged no assessment for a number of years. The assessment imposed on the Bank for 2007 was fully offset by a one-time assessment credit. The $1.6 million credit remaining at December 31, 2007 was used to offset a portion of the Bank’s $4.4 million assessment for 2008. Recent bank failures and economic conditions have put pressure on deposit insurance reserve ratios and have led the FDIC to introduce a new, higher rate structure beginning in 2009. Although the specific assessments will vary based on a number of institution-specific factors, the new rate structure is expected to more than double the actual assessment from the 2008 level, assuming no change in deposit volumes. Whitney has also elected to participate in the part of the FDIC’s Temporary Liquidity Guarantee Program that provides for full deposit insurance coverage for specified deposit categories. The separate assessment for this expanded coverage, which began October 14, 2008 and ends December 31, 2009, will cost an estimated $1.2 million annually based on year-end 2008 deposit levels.

Miscellaneous operating losses included uninsured casualty losses and certain expenses associated with tropical storms that struck parts of the Company’s market area totaling approximately $2.1 million in 2008, $1.0 million in 2007 and $6.0 million in 2006. Whitney also took a $1.9 million charge in 2008 related to the planned closure of certain branch facilities in early 2009. In 2007, the Company recorded a charge of $1.0 million to establish a liability with respect to an indemnification agreement with Visa. As discussed in Note 20 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K, this liability was reversed in 2008.

The other operating expense category increased 23%, or $4.8 million, on a combined basis in 2008, following a decrease of 19%, or $4.7 million, in 2007 compared to 2006. The cost of problem loan collections and foreclosed asset management was up approximately $3.3 million in 2008 and is expected to remain at an elevated level throughout 2009. Expenses associated with investments in projects that generate tax credits increased $1.5 million in 2008 on expanded activities. In 2006, the other operating expense category included $2.2 million for disaster contingency housing and certain other storm-related items that were substantially eliminated for 2007 and 2008.

INCOME TAXES

The Company provided for income tax expense at an effective rate of 24.6% in 2008, 33.0% in 2007 and 32.3% in 2006. Because of the reduced level of pre-tax income, tax-exempt income and tax credits had a more pronounced impact on the effective rate for 2008. Interest income from the financing of state and local governments has been the main component of Whitney’s tax-exempt income, although tax-exempt earnings from the bank-owned life insurance program also became a significant factor in 2008. The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone. Table 18 reconciles reported income tax expense to that computed at the statutory federal tax rate for each year in the three-year period ended December 31, 2008.

TABLE 18.  INCOME TAXES

	2008	2007	2006
	(In thousands)

Income tax expense at 35% of pre-tax income	$27,203	$78,877	$74,833
Increase (decrease) resulting from
Tax exempt income	(4,411)	(3,432)	(3,626)
Tax credits	(4,358)	(2,785)	(3,046)
State income tax and miscellaneous items	704	1,650	1,003

Income tax expense reported	$19,138	$74,310	$69,164

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

FOURTH QUARTER RESULTS

Whitney’s net income available to common shareholders totaled $8.2 million in the quarter ended December 31, 2008, compared with $7.0 million for the third quarter of 2008 and $30.2 million for 2007’s fourth quarter. Earnings were $.12 per diluted common share for the fourth quarter of 2008, $.11 for the current year’s third quarter and $.45 for the fourth quarter of 2007.

The following discussion highlights factors impacting recent trends in Whitney’s operating results:

•	Net interest income (TE) for the fourth quarter increased 7%, or $8.3 million, compared to the third quarter of 2008. Average earning assets increased 8% between these periods, including the impact of the Parish acquisition, while the net interest margin (TE) compressed by only 4 basis points to 4.49%. Net interest income for the fourth quarter of 2008 benefited from abnormally wide spreads between LIBOR rates and other benchmarks used to reset variable-rate loans.

•	Whitney provided $45.0 million for credit losses in the fourth quarter of 2008, compared to $40.0 million in 2008’s third quarter. Net loan charge-offs were $19.7 million or .91% of average loans on an annualized basis, compared to $24.5 million in the third quarter of 2008. The allowance for loan losses increased $35.7 million during the quarter and represented 1.77% of total loans at December 31, 2008, up from 1.55% at the end of 2008’s third quarter. The total of loans criticized through the Company’s credit risk-rating process increased $184 million from September 30, 2008. Criticized loans from the Parish acquisition accounted for approximately $55 million of the increase. Over half of the remaining increase came from loans for residential development or investment, the majority of which were from Whitney’s Tampa market.

•	Noninterest income for 2008’s fourth quarter increased 6%, or $1.6 million, from the third quarter of 2008, with approximately $1.2 million from Parish’s operations. Deposit service charge income in the fourth quarter of 2008 was up 11%, or $.9 million, including approximately $.4 million from Parish. The remaining increase reflected higher commercial account fees mainly driven by a reduction in the earnings credit allowance in response to a sharp drop in benchmark market interest rates. Fee income from Whitney’s secondary mortgage market operations increased 26% from 2008’s third quarter, but would have been flat without Parish’s contribution, reflecting difficult financial and housing market conditions.

•	The Parish acquisition added approximately $6.8 million to noninterest expense for the fourth quarter of 2008, including approximately $1.8 million to integrate Parish’s customers, employees and operating systems. Excluding the costs associated with Parish, total noninterest expense decreased approximately $4.3 million, or 5%, from the third quarter of 2008. Personnel expense was down $9.5 million, excluding $2.5 million associated with Parish. Much of this decrease was associated with updated performance estimates under management and sales-based incentive plans. The total of all other noninterest expense unrelated to personnel increased a net $5.3 million compared to the third quarter of 2008, excluding approximately $4.2 million for Parish. Factors contributing to this increase included higher costs for problem loan collections and foreclosed asset management, charges arising from expanded participation in projects that generate tax credits, and a $1.9 million charge related to the planned closure of certain branch facilities.

The Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K provides selected comparative financial information for each of the four quarters in 2008 and 2007.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 7 of this annual report on Form 10-K and is incorporated here by reference.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2008 Quarters
	4th	3rd	2nd	1st
	(Dollars in thousands, except per share data)

Net interest income	$119,540	$111,435	$111,125	$113,545
Net interest income (TE)	120,902	112,601	112,344	114,815
Provision for credit losses	45,000	40,000	35,000	14,000
Noninterest income	27,050	25,472	26,174	28,476
Net securities gain in noninterest income	—	67	—	—
Noninterest expense	92,026	89,549	85,590	83,929
Income tax expense	756	310	3,835	14,237

Net income	$8,808	$7,048	$12,874	$29,855

Net income available to common shareholders	$8,220	$7,048	$12,874	$29,855

Average balances
Total assets	$11,777,922	$10,902,329	$10,838,912	$10,796,496
Earning assets	10,719,892	9,892,165	9,929,683	9,944,709
Loans	8,700,317	8,007,507	7,866,942	7,685,478
Deposits	8,646,612	8,230,249	8,220,223	8,377,141
Shareholders’ equity	1,264,714	1,192,535	1,213,461	1,229,921

Ratios
Return on average assets	.30%	.26%	.48%	1.11%
Return on average common equity	2.67	2.35	4.27	9.76
Net interest margin	4.49	4.53	4.54	4.64

Earnings per common share
Basic	$.12	$.11	$.20	$.46
Diluted	.12	.11	.20	.45
Cash dividends per common share	.20	.31	.31	.31
Common stock trading data
High price	$26.37	$33.02	$26.32	$27.49
Low price	14.14	13.96	17.85	21.12
End-of-period closing price	15.99	24.25	18.30	24.79
Trading volume	42,771,277	72,540,716	53,522,061	45,483,491

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	2007 Quarters
	4th	3rd	2nd	1st
	(Dollars in thousands, except per share data)

Net interest income	$116,336	$116,718	$116,896	$114,841
Net interest income (TE)	117,782	118,245	118,444	116,397
Provision for credit losses	10,000	9,000	—	(2,000)
Noninterest income	24,080	54,455	24,097	24,049
Net securities loss in noninterest income	—	(1)	—	—
Noninterest expense	85,774	88,229	88,661	86,444
Income tax expense	14,398	25,178	17,280	17,454

Net income	$30,244	$48,766	$35,052	$36,992

Net income available to common shareholders	$30,244	$48,766	$35,052	$36,992

Average balances
Total assets	$10,716,391	$10,633,674	$10,558,237	$10,133,651
Earning assets	9,857,897	9,746,184	9,665,684	9,268,902
Loans	7,542,040	7,362,491	7,352,171	7,118,002
Deposits	8,406,547	8,480,098	8,479,666	8,221,857
Shareholders’ equity	1,257,220	1,224,940	1,211,032	1,145,101

Ratios
Return on average assets	1.12%	1.82%	1.33%	1.48%
Return on average common equity	9.54	15.79	11.61	13.10
Net interest margin	4.75	4.82	4.91	5.08

Earnings per common share
Basic	$.45	$.72	$.52	$.56
Diluted	.45	.71	.51	.55
Cash dividends per common share	.29	.29	.29	.29
Common stock trading data
High price	$28.35	$30.32	$31.92	$33.26
Low price	22.46	23.02	29.69	29.07
End-of-period closing price	26.15	26.38	30.10	30.58
Trading volume	30,514,264	28,674,777	13,035,329	16,256,098

All prices as reported on The Nasdaq Global Select Market.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Whitney Holding Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management used the framework of criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an evaluation of the effectiveness of internal control over financial reporting. Based on that evaluation, management concluded that internal control over financial reporting for the Company as of December 31, 2008 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and Board of Directors of
Whitney Holding Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Whitney Holding Corporation and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

March 2, 2009

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(Dollars in thousands)

ASSETS
Cash and due from financial institutions	$299,619	$290,199
Federal funds sold and short-term investments	167,268	534,558
Loans held for sale	20,773	16,575
Investment securities
Securities available for sale	1,728,962	1,698,795
Securities held to maturity, fair values of $213,920 and $288,444, respectively	210,393	286,442

Total investment securities	1,939,355	1,985,237

Loans, net of unearned income	9,081,850	7,585,701
Allowance for loan losses	(161,109)	(87,909)

Net loans	8,920,741	7,497,792

Bank premises and equipment	212,501	190,095
Goodwill	435,678	331,295
Other intangible assets	22,883	17,103
Accrued interest receivable	39,799	44,860
Other assets	321,884	119,550

Total assets	$12,380,501	$11,027,264

LIABILITIES
Noninterest-bearing demand deposits	$3,233,550	$2,740,019
Interest-bearing deposits	6,028,044	5,843,770

Total deposits	9,261,594	8,583,789

Short-term borrowings	1,276,636	910,019
Long-term debt	179,236	165,455
Accrued interest payable	19,789	27,079
Accrued expenses and other liabilities	117,768	112,186

Total liabilities	10,855,023	9,798,528

SHAREHOLDERS’ EQUITY
Preferred stock, no par value
Authorized, 20,000,000 shares; issued and outstanding, 300,000 shares	293,706	—
Common stock, no par value
Authorized — 200,000,000 shares
Issued — 67,845,159 and 67,713,296 shares, respectively	2,800	2,800
Capital surplus	397,703	408,266
Retained earnings	869,918	885,792
Accumulated other comprehensive loss	(25,952)	(18,803)
Treasury stock at cost — 500,000 and 1,887,780 shares, respectively	(12,697)	(49,319)

Total shareholders’ equity	1,525,478	1,228,736

Total liabilities and shareholders’ equity	$12,380,501	$11,027,264

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2008	2007	2006
	(Dollars in thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$483,009	$554,991	$502,921
Interest and dividends on investment securities
Taxable securities	82,461	77,774	70,218
Tax-exempt securities	8,643	9,097	9,234
Interest on federal funds sold and short-term investments	1,753	19,243	33,998

Total interest income	575,866	661,105	616,371

INTEREST EXPENSE
Interest on deposits	91,596	163,000	122,075
Interest on short-term borrowings	18,974	25,055	21,922
Interest on long-term debt	9,651	8,259	1,163

Total interest expense	120,221	196,314	145,160

NET INTEREST INCOME	455,645	464,791	471,211
PROVISION FOR CREDIT LOSSES	134,000	17,000	3,720

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	321,645	447,791	467,491

NONINTEREST INCOME
Service charges on deposit accounts	34,050	30,676	28,058
Bank card fees	17,670	16,487	14,999
Trust service fees	12,948	12,969	11,268
Secondary mortgage market operations	4,899	4,915	5,254
Other noninterest income	37,538	61,635	25,212
Securities transactions	67	(1)	—

Total noninterest income	107,172	126,681	84,791

NONINTEREST EXPENSE
Employee compensation	150,614	159,850	145,189
Employee benefits	32,808	33,694	35,027

Total personnel	183,422	193,544	180,216
Net occupancy	35,906	33,568	29,836
Equipment and data processing	25,035	22,886	21,083
Legal and other professional services	13,612	10,652	11,663
Telecommunication and postage	11,118	12,420	10,795
Corporate value and franchise taxes	9,312	9,571	8,780
Amortization of intangibles	7,785	10,879	10,426
Other noninterest expense	64,904	55,588	65,674

Total noninterest expense	351,094	349,108	338,473

INCOME BEFORE INCOME TAXES	77,723	225,364	213,809
INCOME TAX EXPENSE	19,138	74,310	69,164

NET INCOME	$58,585	$151,054	$144,645

Preferred stock dividends	588	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$57,997	$151,054	$144,645

EARNINGS PER COMMON SHARE
Basic	$.90	$2.26	$2.24
Diluted	.89	2.23	2.20
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING Basic	64,767,708	66,953,343	64,687,363
Diluted	65,516,642	67,858,307	65,853,149
CASH DIVIDENDS PER COMMON SHARE	$1.13	$1.16	$1.08

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
		Common Stock and			Other
	Preferred	Capital Surplus		Retained	Comprehensive	Treasury
	Stock	Shares	Amount	Earnings	Income (Loss)	Stock	Total
	(Dollars and shares in thousands, except per share data)

Balance at December 31, 2005	$—	63,340	$252,974	$738,655	$(21,223)	$(9,363)	$961,043

Comprehensive income:
Net income	—	—	—	144,645	—	—	144,645
Other comprehensive income:
Unrealized net holding gain on securities, net of reclassifications and tax	—	—	—	—	2,142	—	2,142
Change in minimum pension liability, net of tax	—	—	—	—	86	—	86

Total comprehensive income	—	—	—	144,645	2,228	—	146,873

Common stock dividends, $1.08 per share	—	—	—	(70,656)	—	—	(70,656)
Common stock issued in business combination	—	2,157	75,129	—	—	—	75,129
Common stock issued to dividend reinvestment plan	—	83	322	—	—	2,468	2,790
Employee incentive plan common stock activity	—	266	16,793	—	—	180	16,973
Director compensation plan common stock activity	—	84	1,279	—	—	1,551	2,830
Adoption of SFAS No. 158, net of tax (Note 15)	—	—	—	—	(22,020)	—	(22,020)

Balance at December 31, 2006	$—	65,930	$346,497	$812,644	$(41,015)	$(5,164)	$1,112,962

Adjustment on adoption of FIN 48 (Note 23)	—	—	—	721	—	—	721

Adjusted balance at beginning of period	—	65,930	346,497	813,365	(41,015)	(5,164)	1,113,683

Comprehensive income:
Net income	—	—	—	151,054	—	—	151,054
Other comprehensive income:
Unrealized net holding gain on securities, net of reclassifications and tax	—	—	—	—	17,641	—	17,641
Net change in prior service credit and net actuarial loss on retirement plans, net of tax	—	—	—	—	4,571	—	4,571

Total comprehensive income	—	—	—	151,054	22,212	—	173,266

Common stock dividends, $1.16 per share	—	—	—	(78,627)	—	—	(78,627)
Common stock issued in business combination	—	1,492	48,298	—	—	—	48,298
Common stock issued to dividend reinvestment plan	—	105	1,676	—	—	1,443	3,119
Employee incentive plan common stock activity	—	132	11,937	—	—	2,497	14,434
Director compensation plan common stock activity	—	62	2,658	—	—	1,415	4,073
Common stock acquired under repurchase program	—	(1,895)	—	—	—	(49,510)	(49,510)

Balance at December 31, 2007	$—	65,826	$411,066	$885,792	$(18,803)	$(49,319)	$1,228,736

Comprehensive income:
Net income	—	—	—	58,585	—	—	58,585
Other comprehensive income (loss):
Unrealized net holding gain on securities, net of reclassifications and tax	—	—	—	—	20,386	—	20,386
Net change in prior service credit and net actuarial loss on retirement plans, net of tax	—	—	—	—	(27,535)	—	(27,535)

Total comprehensive income (loss)	—	—	—	58,585	(7,149)	—	51,436

Common stock dividends, $1.13 per share	—	—	—	(73,871)	—	—	(73,871)
Preferred stock dividend and discount accretion	46	—	—	(588)	—	—	(542)
Common stock issued in business combination	—	3,331	(20,277)	—	—	81,229	60,952
Common stock issued to dividend reinvestment plan	—	146	(358)	—	—	3,753	3,395
Employee incentive plan common stock activity	—	47	3,935	—	—	1,213	5,148
Director compensation plan common stock activity	—	35	(203)	—	—	911	708
Common stock acquired under repurchase program	—	(2,040)	—	—	—	(50,484)	(50,484)
Preferred stock issued with common stock warrant	293,660	—	6,340	—	—	—	300,000

Balance at December 31, 2008	$293,706	67,345	$400,503	$869,918	$(25,952)	$(12,697)	$1,525,478

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2008	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$58,585	$151,054	$144,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	19,033	17,437	15,710
Amortization of purchased intangibles	7,785	10,879	10,426
Share-based compensation earned	8,118	14,638	12,265
Premium amortization (discount accretion) on securities, net	1,127	910	2,558
Provision for credit losses and losses on foreclosed assets	135,260	17,124	3,786
Net gains on asset dispositions, including gain on insurance settlement in 2007	(2,263)	(33,804)	(266)
Deferred tax expense (benefit)	(14,122)	3,321	(2,001)
Net decrease in loans originated and held for sale	5,125	10,391	19,712
Net decrease in interest and other income receivable and prepaid expenses	748	1,936	19,261
Net increase (decrease) in interest payable and accrued income taxes and expenses	(50,131)	20,113	(31,595)
Other, net	(12,619)	(2,194)	10,609

Net cash provided by operating activities	156,646	211,805	205,110

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	91,711	38,964	45,815
Proceeds from maturities of investment securities available for sale	571,303	405,472	376,705
Purchases of investment securities available for sale	(576,436)	(469,438)	(548,187)
Proceeds from maturities of investment securities held to maturity	80,829	10,241	10,015
Purchases of investment securities held to maturity	(5,050)	(23,309)	(56,056)
Net increase in loans	(980,660)	(318,711)	(215,051)
Net (increase) decrease in federal funds sold and short-term investments	383,334	(221,628)	490,908
Purchases under bank-owned life insurance program	(150,000)	—	—
Proceeds from sales of foreclosed assets and surplus property	10,634	6,368	2,647
Proceeds from insurance settlement	—	30,801	—
Purchases of bank premises and equipment	(14,308)	(24,788)	(26,131)
Net cash paid in acquisition	(80,287)	(7,503)	(33,992)
Other, net	(2,936)	(2,401)	8,202

Net cash provided by (used in) investing activities	(671,866)	(575,932)	54,875

FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	253,654	(319,470)	(652,825)
Net increase (decrease) in time deposits	(221,304)	250,766	163,028
Net increase in short-term borrowings	316,852	384,723	63,305
Proceeds from issuance of long-term debt	11,883	149,738	—
Repayment of long-term debt	(8,439)	(7,366)	(11,573)
Proceeds from issuance of common stock	4,279	6,932	10,113
Purchases of common stock	(52,588)	(52,782)	(3,165)
Proceeds from issuance of preferred stock with common stock warrant	300,000	—	—
Cash dividends	(78,590)	(77,340)	(68,111)
Other, net	(1,107)	960	2,581

Net cash provided by (used in) financing activities	524,640	336,161	(496,647)

Increase (decrease) in cash and cash equivalents	9,420	(27,966)	(236,662)
Cash and cash equivalents at beginning of period	290,199	318,165	554,827

Cash and cash equivalents at end of period	$299,619	$290,199	$318,165

Cash received during the period for:
Interest income	$572,207	$655,073	$617,359
Cash paid during the period for:
Interest expense	$129,518	$188,419	$140,763
Income taxes	38,500	60,000	91,583
Noncash investing activities:
Foreclosed assets received in settlement of loans	$29,636	$4,776	$1,361

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF BUSINESS

Whitney Holding Corporation is a Louisiana bank holding company headquartered in New Orleans, Louisiana. Its principal subsidiary is Whitney National Bank (the Bank), which represents virtually all its operations and net income.

The Bank, which has been in continuous operation since 1883, engages in community banking in its market area stretching across the five-state Gulf Coast region, including the Houston, Texas metropolitan area, southern Louisiana, the coastal region of Mississippi, central and south Alabama, the panhandle of Florida, and the Tampa Bay metropolitan area of Florida. The Bank offers commercial and retail banking products and services, including trust products and investment services, to the customers in the communities it serves. Southern Coastal Insurance Agency, Inc., a wholly owned Bank subsidiary, offers personal and business insurance products to customers primarily in northwest Florida and the New Orleans metropolitan area.

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

Securities that the Company both positively intends and has the ability to hold to maturity are classified as securities held to maturity and are carried at amortized cost. The intent and ability to hold are not considered satisfied when a security is available to be sold in response to changes in interest rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy.

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

A loan is considered impaired when it is probable that all amounts will not be collected as they become due according to the contractual terms of the loan agreement. Generally, impaired loans are accounted for on a nonaccrual basis. The extent of impairment is measured as discussed below in the section below entitled “Allowance for Loan Losses.”

Allowance for Loan Losses

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

The recorded allowance encompasses three key elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality and groups of homogeneous loans not individually rated; and (3) allowances based on general economic conditions and other qualitative risk factors both internal and external to the Company.

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

Determining the final element of the allowance involves assessing how other current factors, both internal and external, impact the accuracy of results obtained for the other two elements. Internally, management must consider whether trends have been identified in the quality of underwriting and loan administration as well as in the timely identification of credit quality issues. Management also monitors shifts in portfolio concentrations and other changes in portfolio characteristics that indicate levels of risk not fully captured in the loss factors. External factors include local and national economic trends, as well as changes in the economic fundamentals of specific industries that are well-represented in Whitney’s customer base. Management has established procedures to help ensure a consistent approach to this inherently judgmental process.

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

Foreclosed Assets and Surplus Property

Both collateral acquired through foreclosure or in settlement of loans and surplus property are reported with other assets in the consolidated balance sheets. With the exception of grandfathered property interests, which are assigned a nominal book value, these assets are recorded at estimated fair value, less estimated selling costs, if this value is lower than the carrying value of the related loan or property asset. Any initial reduction in the carrying amount of a loan to the fair value of the collateral received is charged to the allowance for loan losses. Losses arising from the transfer of bank premises and equipment to surplus property are charged to current earnings. Subsequent valuation adjustments for either foreclosed assets or surplus property are also included in current earnings, as are the revenues and expenses associated with managing these assets before they are sold.

Goodwill and Other Intangible Assets

Whitney has recognized intangible assets in connection with its purchase business combinations. Identifiable intangible assets acquired by the Company have represented mainly the value of the deposit relationships purchased in these transactions. Goodwill represents the purchase price premium over the fair value of the net assets of an acquired business, including identifiable intangible assets.

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

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. If the useful life of an identifiable intangible asset is indefinite, the recorded asset is not amortized but is tested for impairment annually by comparison to its estimated fair value.

Share-Based Compensation

Whitney follows Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, to account for share-based compensation awards granted after December 31, 2005 and awards modified, repurchased, or cancelled after that date. Under SFAS No. 123R, the grant-date fair value of equity instruments awarded to employees establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the required service period.

For outstanding awards for which the required service period extended beyond December 31, 2005, SFAS No. 123R required Whitney to recognize compensation after that date based on the grant-date fair value of those awards as calculated for pro forma disclosure under the original SFAS No. 123.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method. Under this method, the expected tax consequences of temporary differences that arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either deferred tax liabilities to be settled in the future or deferred tax assets that will be realized as a reduction of future taxes payable. Currently enacted tax rates and laws are used to calculate the expected tax consequences. Valuation allowances are established against deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the assets will not be realized.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding for the applicable period. Shares outstanding are adjusted for restricted shares issued to employees under the long-term incentive compensation plan and for certain shares that will be issued under the directors’ compensation plan. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding increased by the number of shares in which employees would vest under performance-based restricted stock and stock unit awards based on expected performance factors and by the number of additional shares that would have been issued if potentially dilutive stock options were exercised, each as determined using the treasury stock method.

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

Accounting Standard Developments

SFAS No. 157, Fair Value Measurements, was issued in 2006 to increase consistency and comparability in fair value measurements and provide for expanded disclosures about the development of such measurements and their effect on earnings. The guidance in this statement was generally effective for Whitney’s 2008 fiscal year. The effective date has been deferred to 2009 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on at least an annual basis. In October 2008, FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, clarified the application of SFAS No. 157 in an inactive market. The initial application of this standard and the related FSP did not have a material impact on Whitney’s financial condition or results of operations. Note 17 presents certain disclosures required by SFAS No. 157.

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby reducing the earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was effective for Whitney’s 2008 fiscal year. The Company has not elected the fair value option for any specific financial instrument or other items.

Also in 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This revised standard expands the types of transactions or other events that will qualify as business combinations and requires that all business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values, with limited exceptions. An acquirer will also recognize contingent consideration at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until the contingency is settled. Under SFAS No. 141R, acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. These and the other provisions of SFAS No. 141R are first effective for Whitney’s business combinations with acquisition dates in 2009.

FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued in June 2008. This FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method described in SFAS No. 128, Earnings per Share. Whitney has awarded share-based payments that are considered participating securities under this FSP. This guidance is effective for financial statements issued for the Company’s 2009 fiscal year and must be applied retrospectively to earnings per share data presented for all prior periods. The Company does not expect adoption of this FSP to have a material impact of its reported earnings per share.

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

NOTE 3	MERGERS AND ACQUISITIONS

On November 7, 2008, Whitney completed its acquisition of Parish National Corporation (Parish), the parent of Parish National Bank. Parish National Bank operated 16 banking centers, primarily on the north shore of Lake Pontchartrain and other parts of the metropolitan New Orleans area, and had $771 million in total assets, including a loan portfolio of $606 million, and $636 million in deposits at the acquisition date. The transaction was valued at approximately $158 million, with approximately $97 million paid to Parish’s shareholders in cash and the remainder in Whitney stock totaling approximately 3.33 million shares. Applying purchase accounting to this transaction, the Company recorded goodwill of $104 million and a $13 million intangible asset for the estimated value of deposit relationships with a weighted-average life of approximately three years. No other material adjustments were required to record Parish’s assets and liabilities at fair value.

In March 2007, Whitney acquired Signature Financial Holdings, Inc. (Signature), headquartered in St. Petersburg, Florida, the parent of Signature Bank. Signature Bank operated seven banking centers in the Tampa Bay metropolitan area and had approximately $270 million in total assets, including $220 million of loans, and $210 million in deposits at acquisition. Signature’s shareholders received 1.49 million shares of Whitney common stock and cash totaling $13 million, for a total transaction value of approximately $61 million. Intangible assets acquired in this transaction included $39 million of goodwill and $4 million assigned to the value of deposit relationships with a weighted-average life of 2.4 years.

The acquired banking operations have been merged into the Bank. Whitney’s financial statements include the results from acquired operations since the acquisition dates.

NOTE 4	FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS

The balance of federal funds sold and short-term investments included the following.

	December 31
	2008	2007
	(In thousands)

Federal funds sold	$43,430	$231,175
U. S. government agency discount notes	—	199,540
Securities purchased under resale agreements	100,000	100,000
Other short-term interest-bearing investments and deposits	23,838	3,843

Total	$167,268	$534,558

Federal funds at December 31, 2008 were sold on an overnight basis. The Company’s investments in U.S. government agency securities under resale agreements at December 31, 2008 mature in less than one month.

NOTE 5	INVESTMENT SECURITIES

Summary information about securities available for sale and securities held to maturity follows.

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Securities Available for Sale
December 31, 2008
Mortgage-backed securities	$1,527,632	$26,342	$1,189	$1,552,785
U. S. agency securities	100,269	5,309	—	105,578
Obligations of states and political subdivisions	7,635	223	10	7,848
Other securities	62,751	—	—	62,751

Total	$1,698,287	$31,874	$1,199	$1,728,962

December 31, 2007
Mortgage-backed securities	$1,320,466	$7,490	$9,775	$1,318,181
U. S. agency securities	333,243	2,042	576	334,709
Obligations of states and political subdivisions	10,135	140	6	10,269
Other securities	35,643	—	7	35,636

Total	$1,699,487	$9,672	$10,364	$1,698,795

Securities Held to Maturity
December 31, 2008
Obligations of states and political subdivisions	$210,393	$4,316	$789	$213,920

Total	$210,393	$4,316	$789	$213,920

December 31, 2007
Obligations of states and political subdivisions	$286,442	$2,896	$894	$288,444

Total	$286,442	$2,896	$894	$288,444

The following summarizes securities with unrealized losses at December 31, 2008 and 2007 by the period over which the security’s fair value had been continuously less than its amortized cost as of each year end.

	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses
	(In thousands)

Securities Available for Sale
Mortgage-backed securities	$245,088	$1,170	$7,396	$19
Obligations of states and political subdivisions	1,145	9	150	1

Total	$246,233	$1,179	$7,546	$20

Securities Held to Maturity
Obligations of states and political subdivisions	$13,618	$461	$10,459	$328

Total	$13,618	$461	$10,459	$328

	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses
	(In thousands)

Securities Available for Sale
Mortgage-backed securities	$20,822	$115	$627,356	$9,659
U.S. agency securities	49,984	16	124,399	560
Obligations of states and political subdivisions	799	2	1,338	4
Other securities	699	1	744	7

Total	$72,304	$134	$753,837	$10,230

Securities Held to Maturity
Obligations of states and political subdivisions	$7,156	$76	$62,236	$818

Total	$7,156	$76	$62,236	$818

Management evaluates whether unrealized losses on securities represent impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. In making this evaluation, management first considers the reasons for the indicated impairment. These could include changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. Management then considers the likelihood of a recovery in fair value sufficient to eliminate the indicated impairment and the length of time over which an anticipated recovery would occur, which could extend to the security’s maturity. Finally, management determines whether there is both the ability and the intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary. In making this assessment, management considers whether a security continues to be a suitable holding from the perspective of the Company’s overall portfolio and asset/liability management strategies.

Substantially all of the unrealized losses at December 31, 2008 resulted from increases in market interest rates over the yields available on the underlying securities when they were purchased and other factors unrelated to credit quality. There were no securities in the investment portfolio tied to sub-prime home mortgage loans. In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. All impaired securities were originally purchased for continuing investment purposes, and management believes that they remain suitable for this purpose in light of current market conditions and Company strategies. At December 31, 2008, management had both the intent and ability to hold these securities until the market-based impairment is recovered. No losses for other-than-temporary impairment were recognized in any of the three years ended December 31, 2008.

The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of December 31, 2008. Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals. The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
	Cost	Value
	(In thousands)

Securities Available for Sale
Within one year	$1,950	$1,954
One to five years	107,930	113,343
Five to ten years	1,924	2,029
After ten years	—	—

Debt securities with single maturities	111,804	117,326
Mortgage-backed securities	1,527,632	1,552,785
Equity and other debt securities	58,851	58,851

Total	$1,698,287	$1,728,962

Securities Held to Maturity
Within one year	$6,790	$6,877
One to five years	89,069	90,948
Five to ten years	73,854	75,540
After ten years	40,680	40,555

Total	$210,393	$213,920

Proceeds from sales of securities available for sale were $92 million in 2008, $39 million in 2007 and $46 million in 2006. Substantially all of the proceeds in each of these years came from the sale of portfolios acquired in business combinations. Realized gross gains and losses were insignificant.

Securities with carrying values of $1.69 billion at December 31, 2008 and $1.63 billion at December 31, 2007 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes. In these totals were $118 million in 2008 and $123 million in 2007 for securities pledged at the Federal Reserve discount window in connection with the Company’s overall contingency funding plans.

NOTE 6	LOANS

The composition of the Company’s loan portfolio follows.

	December 31
	2008		2007
	(In thousands)

Commercial & industrial	$3,436,461	38%	$2,822,752	37%
Commercial real estate:
Construction, land & land development	1,887,480	21	1,770,824	23
Other commercial real estate	2,268,248	25	1,706,734	23

Total commercial real estate	4,155,728	46	3,477,558	46

Residential mortgage	1,079,270	12	933,797	12
Consumer	410,391	4	351,594	5

Total	$9,081,850	100%	$7,585,701	100%

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties carry substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility when originated. An analysis of the changes in loans to related parties during 2008 follows.

2008
(In thousands)

Beginning balance	$24,775
Additions	43,605
Repayments	(37,584)
Net increase from changes in related parties	986

Ending balance	$31,782

Outstanding unfunded commitments and letters of credit to related parties totaled $125 million and $94 million at December 31, 2008 and 2007, respectively.

NOTE 7	ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS

A summary analysis of changes in the allowance for loan losses follows.

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Allowance at beginning of year	$87,909	$75,927	$90,028
Allowance of acquired bank	9,971	2,791	2,908
Provision for credit losses	134,500	17,600	2,400
Loans charged off	(82,226)	(17,956)	(25,228)
Recoveries	10,955	9,547	5,819

Net charge-offs	(71,271)	(8,409)	(19,409)

Allowance at end of year	$161,109	$87,909	$75,927

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows. The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Reserve at beginning of year	$1,300	$1,900	$580
Provision for credit losses	(500)	(600)	1,320

Reserve at end of year	$800	$1,300	$1,900

NOTE 8	IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY

Information on loans evaluated for possible impairment loss follows.

	December 31
	2008	2007
	(In thousands)

Impaired loans at year end:
Requiring a loss allowance	$218,376	$86,920
Not requiring a loss allowance	54,492	22,412

Total recorded investment in impaired loans	$272,868	$109,332

Impairment loss allowance required at year end	$39,288	$22,590

Average recorded investment in impaired loans during the year	$169,308	$65,751

The following is a summary of nonperforming loans and foreclosed assets and surplus property.

	December 31
	2008	2007
	(In thousands)

Loans accounted for on a nonaccrual basis	$301,095	$120,096
Restructured loans accruing	—	—

Total nonperforming loans	$301,095	$120,096

Foreclosed assets and surplus property	$28,067	$4,624

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

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Contractual interest	$15,773	$7,967	$5,903
Interest recognized	903	1,345	1,249

Decrease in reported interest income	$14,870	$6,622	$4,654

The Bank and one of its subsidiaries own various property interests that were acquired in routine banking transactions generally before 1933. There was no ready market for these assets when they were initially acquired, and, as was general banking practice at the time, they were written down to a nominal value. The assets include direct and indirect ownership interests in scattered undeveloped acreage, various mineral interests, and a few commercial and residential sites primarily in southeast Louisiana.

The revenues and direct expenses related to these grandfathered property interests that are included in the statements of income follow.

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Revenues	$3,898	$4,375	$1,944
Direct expenses	230	236	218

NOTE 9	BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment by asset classification follows.

	December 31
	2008	2007
	(In thousands)

Land	$60,861	$50,262
Buildings and improvements	220,784	203,093
Equipment and furnishings	135,455	125,412

	417,100	378,767
Accumulated depreciation	(204,599)	(188,672)

Total bank premises and equipment	$212,501	$190,095

Provisions for depreciation and amortization included in noninterest expense were as follows.

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Buildings and improvements	$8,599	$8,062	$7,298
Equipment and furnishings	10,434	9,375	8,412

Total depreciation and amortization expense	$19,033	$17,437	$15,710

At December 31, 2008, the Bank was obligated under a number of noncancelable operating leases, substantially all related to premises. Certain of these leases have escalation clauses and renewal options. Total rental expense was $11.0 million in 2008, $9.8 million in 2007 and $7.5 million in 2006.

As of December 31, 2008, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows.

(In thousands)

2009	$10,363
2010	9,438
2011	7,523
2012	6,380
2013	6,092
Later years	45,730

Total	$85,526

NOTE 10	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist mainly of identifiable intangibles, such as the value of deposit relationships, and goodwill acquired in business combinations accounted for as purchases. Note 3 presents information on goodwill and other intangible assets acquired in 2008. There were no dispositions of intangible assets during 2008.

Goodwill is tested for impairment at least annually. The impairment test compares the estimated fair value of a reporting unit with its net book value. Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in the acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s common stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors. No indication of goodwill impairment was identified in the annual assessments as of September 30, 2008 and 2007. During the fourth quarter of 2008, circumstances such as a decrease in the market price of Whitney’s common stock below book value, further asset quality deterioration and declining general economic conditions that impacted assumptions used in the impairment test, led management to perform an interim test as of December 31, 2008. No goodwill impairment was indicated by this interim test. The balance of goodwill that will not generate future tax deductions was $427 million at December 31, 2008.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The Company’s only significant identifiable intangible assets reflect the value of deposit relationships, all of which have finite lives. The weighted-average remaining life of identifiable intangible assets was approximately 2.5 years at December 31, 2008.

The carrying value of intangible assets subject to amortization was as follows.

	December 31
	2008	2007
	(In thousands)

Purchase value	$61,910	$49,318
Accumulated amortization	(39,027)	(32,215)

Carrying value of intangible assets subject to amortization	$22,883	$17,103

Amortization of intangible assets included in noninterest expense was as follows.

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Deposit relationships and other identifiable intangibles	$7,785	$9,595	$8,713
Unidentifiable intangibles	—	1,284	1,713

Total amortization	$7,785	$10,879	$10,426

The following shows estimated amortization expense for the five succeeding years, calculated based on current amortization schedules.

(In thousands)

2009	$8,767
2010	5,194
2011	3,389
2012	2,220
2013 and thereafter	3,313

NOTE 11	DEPOSITS

The composition of deposits was as follows.

	December 31
	2008	2007
	(In thousands)

Noninterest-bearing demand deposits	$3,233,550	$2,740,019
Interest-bearing deposits:
NOW account deposits	1,281,137	1,151,988
Money market deposits	1,306,937	1,229,715
Savings deposits	909,197	879,609
Other time deposits	875,999	823,884
Time deposits $100,000 and over	1,654,774	1,758,574

Total interest-bearing deposits	6,028,044	5,843,770

Total deposits	$9,261,594	$8,583,789

Deposits include funds of public entities, such as states and municipalities, and certain other deposits that are subject to collateral requirements. Public funds and other collateralized deposits totaled $683 million and $457 million at December 31, 2008 and 2007.

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers. Balances maintained in such products totaled $397 million and $705 million at December 31, 2008 and 2007, respectively, and most of these deposits mature on a daily basis. Scheduled maturities of all time deposits at December 31, 2008 were as follows.

(In thousands)

2009	$2,403,618
2010	94,638
2011	29,456
2012	1,954
2013 and thereafter	1,107

Total	$2,530,773

NOTE 12	SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following.

	December 31
	2008	2007
	(In thousands)

Securities sold under agreements to repurchase	$780,059	$771,717
Federal funds purchased	479,837	98,302
Treasury Investment Program	16,740	40,000

Total short-term borrowings	$1,276,636	$910,019

The Bank borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to its deposit customers. Repurchase agreements generally mature daily. The Bank has the ability to exercise legal authority over the underlying securities. Mortgage-backed securities issued or guaranteed by U.S. government agencies and other agency securities with a fair value of $782 million were sold under repurchase agreements at December 31, 2008.

Additional information about securities sold under repurchase agreements follows.

	2008	2007	2006
	(Dollars in thousands)

At December 31
Interest rate	.15%	3.15%	3.91%
Balance	$780,059	$771,717	$438,643
Average for the year
Effective interest rate	1.31%	3.80%	3.76%
Balance	$637,164	$583,754	$491,619
Maximum month-end outstanding	$780,059	$771,717	$592,685

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis. Additional information about federal funds purchased follows.

	2008	2007	2006
	(Dollars in thousands)

At December 31
Interest rate	.27%	3.76%	4.94%
Balance	$479,837	$98,302	$38,012
Average for the year
Effective interest rate	1.71%	4.94%	4.80%
Balance	$261,289	$48,128	$61,560
Maximum month-end outstanding	$661,076	$98,302	$161,869

From time to time, the Bank uses advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds. During 2008, the Bank borrowed $286 million on average under short-term FHLB advances with an effective interest rate of 2.08%, and the maximum month-end balance was $502 million. The Bank made no use of short-term FHLB advances during 2007 and 2006. The FHLB advances were secured by a blanket lien on Bank loans secured by real estate.

Under the Treasury Investment Program, temporary excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate. Repayment of these borrowed funds can be demanded at any time, and the Bank pledges securities as collateral. The maximum month-end borrowings under this program during 2008 totaled $40 million.

NOTE 13	LONG-TERM DEBT

Long-term debt consisted of the following.

	December 31
	2008	2007
	(In thousands)

Subordinated notes payable	$149,784	$149,758
Other long-term debt	29,452	15,697

Total long-term debt	$179,236	$165,455

The Bank’s $150 million par value subordinated notes carry an interest rate of 5.875% and mature April 1, 2017. These notes qualify as capital for the calculation of the regulatory ratio of total capital to risk-weighted assets, subject to certain limitations as they approach maturity.

In connection with bank acquisitions, the Company assumed obligations under subordinated debentures payable to unconsolidated trusts which issued trust preferred securities. The carrying value of this mix of fixed-rate and variable-rate debentures was $17.3 million at December 31, 2008 and $13.4 million at December 31, 2007 and is included with other long-term debt above. The weighted-average yield was approximately 4.18% at year-end 2008. The debentures have maturities from 2031 through 2034, but they may be called with prior regulatory approval beginning at various dates from 2009 through 2011. Subject to certain adjustments, these debentures currently qualify as capital for the calculation of regulatory capital ratios.

NOTE 14	OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The more significant components of other assets and accrued expenses and other liabilities at December 31, 2008 and 2007 were as follows.

	December 31
	2008	2007
	(In thousands)

Other Assets
Cash surrender value of life insurance	$166,627	$12,258
Net deferred income tax asset	73,023	51,718
Foreclosed assets and surplus property	28,067	4,624
Low-income housing tax credit fund investments	12,182	13,161
Prepaid expenses	8,049	7,736
Miscellaneous investments, receivables and other assets	33,936	30,053

Total other assets	$321,884	$119,550

Accrued Expenses and Other Liabilities
Accrued taxes and other expenses	$24,672	$27,969
Dividend payable	11,647	15,913
Liability for pension benefits	38,747	33,956
Obligation for postretirement benefits other than pensions	18,045	15,196
Reserve for losses on unfunded credit commitments	800	1,300
Miscellaneous payables, deferred income and other liabilities	23,857	17,852

Total accrued expenses and other liabilities	$117,768	$112,186

NOTE 15	EMPLOYEE BENEFIT PLANS

Retirement Plans

Whitney has a noncontributory qualified defined benefit pension plan. The benefits are based on an employee’s total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. Based on currently available information, the Company anticipates making a contribution of approximately $8 million during 2009; however, decreases in the fair value of pension trust assets during 2009 could lead to additional contributions.

During the fourth quarter of 2008, Whitney’s Board of Directors approved amendments to the qualified plan (a) to limit eligibility to those employees who are employed on December 31, 2008 and (b) to freeze benefit accruals for all participants other than those who are fully vested and whose age and years of benefit service combined equal at least fifty as of December 31, 2008.

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

The following table details the changes in the actuarial present value of the qualified and nonqualified pension benefit obligations and in the plans’ assets for the years ended December 31, 2008 and 2007. The table also shows the funded status of each plan at each year end and the amounts recognized in the Company’s consolidated balance sheets. Whitney uses a December 31 measurement date for all of its defined benefit retirement plans and other postretirement benefit plans.

	2008		2007
	Qualified	Nonqualified	Qualified	Nonqualified
	(In thousands)

Changes in benefit obligation
Benefit obligation, beginning of year	$158,966	$10,763	$148,366	$9,227
Service cost for benefits	8,128	251	7,862	420
Interest cost on benefit obligation	9,381	683	8,669	577
Plan amendments	(4,332)	—	—	—
Net actuarial (gain) loss	1,243	620	(599)	587
Benefits paid	(6,477)	(382)	(5,332)	(48)

Benefit obligation, end of year	166,909	11,935	158,966	10,763

Changes in plan assets
Plan assets at fair value, beginning of year	135,773	—	136,275	—
Actual return on plan assets	(28,531)	—	5,356	—
Employer contribution	40,000	382	—	48
Benefits paid	(6,477)	(382)	(5,332)	(48)
Plan expenses	(668)	—	(526)	—

Plan assets at fair value, end of year	140,097	—	135,773	—

Funded status and pension liability recognized	$(26,812)	$(11,935)	$(23,193)	$(10,763)

The weighted-average assumptions used to determine the benefit obligation for both the qualified and nonqualified plans at December 31, 2008 and 2007 follow.

	2008	2007

Discount rate	6.00%	6.00%
Rate of future compensation increases	3.58	3.58

The accumulated benefit obligation was $148 million and $137 million, respectively, for the qualified plan at December 31, 2008 and 2007, and $11.0 million and $10.2 million, respectively, for the nonqualified plan. The calculation of the accumulated benefit obligation ignores the assumption about future compensation levels.

Benefit payments under the qualified and nonqualified plans are expected to total $7.0 million in 2009, $7.5 million in 2010, $8.0 million in 2011, $8.7 million in 2012, $9.3 million in 2013, and $54.3 million for the next five years combined. These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2008.

The components of net periodic pension expense were as follows for the qualified and nonqualified plans.

	2008		2007		2006
	Qualified	Nonqualified	Qualified	Nonqualified	Qualified	Nonqualified
	(In thousands)

Service cost for benefits in period	$8,128	$251	$7,862	$420	$7,597	$391
Interest cost on benefit obligation	9,381	683	8,669	577	7,774	474
Expected return on plan assets	(10,877)	—	(10,695)	—	(9,838)	—
Amortization of:
Net actuarial loss	822	257	906	284	1,763	227
Prior service credit	(93)	7	(108)	(8)	(107)	(9)
Transition obligation	—	—	—	—	—	53

Net periodic pension expense	$7,361	$1,198	$6,634	$1,273	$7,189	$1,136

The Company used the following weighted-average assumptions in determining the net pension expense for both the qualified and nonqualified plans for each of the three years in the period ended December 31, 2008.

	2008	2007	2006

Discount rate	6.00%	5.75%	5.50%
Rate of future compensation increases	3.58	3.58	3.58
Expected long-term return on plan assets	8.00	8.00	8.00

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), was effective as of the end of 2006. This statement requires that an employer recognize the funded status of a benefit plan as an asset or liability in its statement of financial position. To recognize the funded status of the plans upon initial adoption as of December 31, 2006, the Company eliminated the remaining prepaid pension asset for the qualified plan of $8.1 million and increased the pension liability by $12.6 million. The corresponding charge, representing the remaining unrecognized net actuarial loss of $22.4 million and an unrecognized net prior service credit of $.2 million at adoption, was reported, net of tax, as a $13.5 million adjustment of accumulated other comprehensive loss at year-end 2006. Beginning in 2007, the gains or losses and prior service costs or credits with respect to a retirement benefit plan that arise in a period but are not immediately recognized as components of net periodic benefit expense are recognized, net of tax, as a component of other comprehensive income. The amounts included in accumulated other comprehensive income are adjusted as they are recognized as components of net periodic benefit expense in subsequent periods.

The following table shows changes in the amounts recognized in accumulated other comprehensive income or loss during 2008 and 2007 for both the qualified and nonqualified plans.

	Net Actuarial	Prior Service			Total,
	Gain (Loss)	(Cost) Credit	Total	Tax Effect	Net of Tax
	(In thousands)

Balance at December 31, 2006	$(22,381)	$152	$(22,229)	$7,780	$(14,449)
Changes arising during the period	(5,853)	—	(5,853)	2,048	(3,805)
Adjustments for amounts recognized in net periodic benefit cost	1,190	(116)	1,074	(377)	697

Recognized in comprehensive income (loss)	(4,663)	(116)	(4,779)	1,671	(3,108)

Balance at December 31, 2007	(27,044)	36	(27,008)	9,451	(17,557)
Changes arising during the period:
Plan amendment	4,332	—	4,332	(1,516)	2,816
Other changes	(44,097)	—	(44,097)	15,435	(28,662)
Adjustments for amounts recognized in net periodic benefit cost	1,079	(85)	994	(348)	646

Recognized in comprehensive income (loss)	(38,686)	(85)	(38,771)	13,571	(25,200)

Balance at December 31, 2008	$(65,730)	$(49)	$(65,779)	$23,022	$(42,757)

The Company expects to recognize $5.9 million of the net actuarial loss included in accumulated other comprehensive loss at the end of 2008 as a component of net pension expense in 2009.

The following table shows the percentage allocation of plan assets by investment category at December 31, 2008 and 2007, as well as the long-range average target allocation currently set by the investment manager and the target allocation ranges specified in the plan’s investment policy. The allocation to cash investments at the end of 2008 reflects the pending investment of a $30 million employer contribution made in late December.

			Long-range
	Actual Allocation		Average	Policy
	2008	2007	Target	Range

Equity securities	41%	67%	55%	40-70%
Corporate debt securities	15	13
U. S. Treasury and government agency securities	14	18

Total debt securities	29	31	40	30-50
Cash investments	30	2	5	0-10

Total	100%	100%

Whitney determines its assumption regarding the expected long-term return on plan assets with reference to the plan’s investment policy and practices, including the tolerance for market and credit risk, and historical returns for benchmark indices specified in the policy. The policy communicates risk tolerance in terms of diversification criteria and constraints on investment quality. The plan may not hold debt securities of any single issuer, except the U.S. Treasury and U.S. government agencies, in excess of 10% of plan assets. In addition, all purchases for the debt portfolio are limited to investment grade securities of less than 10 years’ of average life. The policy also calls for diversification of equity holdings across business segments and states a preference for holdings in companies that demonstrate consistent growth in earnings and dividends. No company’s equity securities shall comprise more than 5% of the plan’s total market value. Limited use of derivatives is authorized by the policy, but the investment manager has not employed these instruments.

Plan assets included 39,175 shares of Whitney common stock with a value of $.6 million (.5% of plan assets) at December 31, 2008 and $1.0 million (.8% of plan assets) at December 31, 2007.

Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees. The Company annually matches the savings of each participant up to 4% of his or her compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. The expense of the Company’s matching contributions was approximately $3.8 million in 2008, $3.7 million in 2007 and $3.4 million in 2006.

Concurrent with the defined-benefit plan amendments, the Board also approved amendments to Whitney’s employee savings plan. These amendments authorize the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are either (a) ineligible to participate in the qualified defined-benefit plan or (b) subject to the freeze in benefit accruals under the defined-benefit plan. The discretionary profit sharing contribution for a plan year is 4% of the participants’ eligible compensation for such year and is allocated only to participants who are employed at year end. Participants must complete three years of service to become vested in the Company’s contributions, subject to earlier vesting in the case of retirement, death or disability.

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

In early 2007, Whitney amended these plans to eliminate postretirement health benefits for all participants other than retirees already receiving benefits and those active participants who would be eligible to receive benefits by December 31, 2007 and to eliminate dental benefits for all participants. The amendment also froze the Company’s health care benefit subsidy at current levels and eliminated the life insurance benefit for employees who retire after December 31, 2007.

The following table presents changes in the actuarial present value of the benefit obligation, the funded status of the plan, and the related amounts recognized and not recognized in the Company’s consolidated balance sheets.

	2008	2007
	(In thousands)

Changes in benefit obligation
Benefit obligation, beginning of year	$15,196	$27,128
Service cost for benefits	—	434
Interest cost on benefit obligation	830	999
Participant contributions	834	724
Net actuarial (gain) loss	3,086	(691)
Plan amendment	—	(11,777)
Benefits paid, net of Medicare subsidy received	(1,902)	(1,621)

Benefit obligation, end of year	18,044	15,196

Changes in plan assets
Plan assets, beginning of year	—	—
Employer contributions	1,068	897
Participant contributions	834	724
Benefits paid, net of Medicare subsidy received	(1,902)	(1,621)

Plan assets, end of year	—	—

Funded status and postretirement benefit liability recognized	$(18,044)	$(15,196)

Annual benefit payments, net of Medicare subsidies, are expected to range from $1.3 million to $1.6 million over the next ten years. These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2008.

The discount rates used to determine the present value of the postretirement benefit obligation and the net periodic expense were the same as those shown above for the defined benefit pension plan. The Company also assumed the following trends in health care costs for the actuarial calculation of the benefit obligation at December 31, 2008 and 2007.

	Pre- and Post-
	Medicare Age Cost
	2008	2007

Cost trend rate for next year	9%	8%
Ultimate rate to which the cost trend rate gradually declines	5	5
Year in which the ultimate trend rate is reached	2024	2011

The net periodic expense recognized for postretirement benefits was immaterial in 2008, 2007 and 2006.

The following shows changes in the amounts recognized in accumulated other comprehensive income or loss during 2008.

	Net Actuarial	Prior Service			Total
	Gain (Loss)	(Cost) Credit	Total	Tax Effect	Net of Tax
	(In thousands)

Balance at December 31, 2006	$(14,061)	$1,019	$(13,042)	$4,565	$(8,477)
Changes arising during the period:
Plan amendment	600	10,444	11,044	(3,865)	7,179
Other changes arising during the period	714	—	714	(250)	464
Adjustments for amounts recognized in net periodic benefit cost	2,016	(1,960)	56	(20)	36

Recognized in comprehensive income (loss)	3,330	8,484	11,814	(4,135)	7,679

Balance at December 31, 2007	$(10,731)	$9,503	$(1,228)	$430	$(798)
Changes arising during the period	(3,086)	—	(3,086)	1,081	(2,005)
Adjustments for amounts recognized in net periodic benefit cost	1,732	(2,239)	(507)	177	(330)

Recognized in comprehensive income (loss)	(1,354)	(2,239)	(3,593)	1,258	(2,335)

Balance at December 31, 2008	$(12,085)	$7,264	$(4,821)	$1,688	$(3,133)

NOTE 16	SHARE-BASED COMPENSATION

Whitney maintains incentive compensation plans that incorporate share-based compensation. The plans for both employees and directors have been approved by the Company’s shareholders. The most recent long-term incentive plan for key employees was approved in 2007 (the 2007 plan).

The Compensation and Human Resources Committee (the Committee) of the Board of Directors administers the employee plans, designates who will participate and authorizes the awarding of grants. Under the 2007 plan, participants may be awarded stock options, restricted stock and stock units, including those subject to the attainment of performance goals, and stock appreciation rights, as well as other stock-based awards that the Committee deems consistent with the plan’s purposes. These are substantially the same as the awards that were available under prior plans. To date, the Committee has awarded both stock options as well as performance-based and tenure-based restricted stock and restricted stock units under the 2007 plan or prior plans.

The 2007 plan authorizes awards with respect to a maximum of 3,200,000 Whitney common shares. Shares subject to awards that have been settled in cash are not counted against the maximum authorization. At December 31, 2008, the Committee could make future awards with respect to 1,882,702 shares. This remaining authorization reflects a reduction for the maximum number of shares that could be issued with respect to performance-based awards under this plan until the performance measurement periods have been completed and the final performance adjustments are known. The stock issued for employee or director awards may come from unissued shares or shares held in treasury.

The directors’ plan as originally implemented provided for an annual award of common stock and stock options to nonemployee directors. It also limited the aggregate number of common shares issued to 3% of the Company’s outstanding shares, but in no event more than 1,687,500 shares. The Board of Directors subsequently amended the plan to eliminate the annual award of stock options beginning in 2009 and to reduce the aggregate authorized shares to no more than 937,500. At December 31, 2008, 341,457 shares remain available for future award and issuance under the directors’ plan.

Employees forfeit the restricted stock units first granted in 2006 if they terminate employment within three years of the award date, although they can retain a prorated number of units in the case of retirement, death, disability and, in limited circumstances, involuntary termination. During the three-year period, they cannot transfer or otherwise dispose of the units awarded. The performance-based restricted stock units that ultimately vest will be determined with reference to Whitney’s financial performance over a three-year period in relation to that of a designated peer group. Prior to 2006, the Company had awarded performance-based restricted stock, but with substantially the same terms as the performance-based restricted units. All employee restricted stock and stock units would vest and the restrictions on their shares would lapse upon a change in control of the Company. The directors’ stock grants are fully vested upon award.

The following table recaps changes during 2008 in the number of shares that are expected to ultimately be issued with respect to employees’ performance-based and tenure-based restricted stock and stock units, taking into consideration expected performance factors but not expected forfeitures.

	Tenure-Based		Performance-Based
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at December 31, 2007	104,675	$28.76	1,203,571	$31.58
Granted	137,958	18.77	239,181	18.44
Net change on updated performance estimates	—	—	(217,793)	27.74
Vested	(1,800)	27.99	(345,475)	31.65
Actual forfeitures	(9,207)	27.28	(81,363)	32.30

Nonvested at December 31, 2008(a)	231,626	$22.87	798,121	$28.58

(a)	Performance-based total includes 416,791 shares that could be issued with respect to awards whose performance measurement periods were not completed by December 31, 2008. The maximum shares that potentially could be issued with respect to these awards total approximately 691,000. Under certain levels of performance, no shares would be issued.

The Company recognized compensation expense with respect to employee restricted stock and stock units of $6.9 million in 2008, $13.3 million in 2007 and $12.0 million in 2006. The income tax benefits associated with this compensation were approximately $2.4 million, $4.7 million and $4.2 million, respectively, in 2008, 2007 and 2006. Unrecognized compensation related to restricted stock units expected to vest totaled $10.9 million at December 31, 2008. This compensation will be recognized over an expected weighted-average period of 1.8 years. The total fair value of the restricted stock and stock units that vested during 2008 was $6.6 million, based on the closing market price of Whitney’s common stock on the vesting dates. The fair value of vested restricted stock totaled $10.4 million in 2007 and $10.3 million in 2006.

Directors’ stock grants totaled 6,750 shares in 2008, 8,100 shares in 2007 and 8,775 shares in 2006. The aggregate grant date fair value of these awards was $124,000 in 2008, $244,000 in 2007 and $310,000 in 2006.

The following table summarizes combined stock option activity under the employee and director plans.

		Weighted-
		Average
	Number	Exercise Price

Outstanding at December 31, 2005	2,908,044	$24.38
Grants	297,300	35.40
Exercises	(379,864)	21.29
Vested expirations and unvested forfeitures	(8,250)	30.43

Outstanding at December 31, 2006	2,817,230	25.95
Grants	239,450	29.06
Exercises	(191,027)	21.08
Vested expirations and unvested forfeitures	(52,675)	31.40

Outstanding at December 31, 2007	2,812,978	26.44
Grants	262,437	18.69
Exercises	(55,814)	20.18
Vested expirations and unvested forfeitures	(452,313)	27.76

Outstanding at December 31, 2008	2,567,288	$25.55

Exercisable at December 31, 2008	2,025,093	$25.25

For awards during or after 2006, employees can first exercise their stock options beginning three years from the grant date, provided they are still employed. A prorated number of options can vest and become immediately exercisable upon an employee’s retirement, death or disability within this three-year period, and all options would vest upon a change in control of the Company. All employee options expire after ten years, although an earlier expiration applies in the case of retirement, death or disability. The exercise price for employee options is set at an amount not lower than the opening market price for Whitney’s stock on the grant date. Before 2006, employee stock options were awarded without the three-year service requirement, but otherwise had substantially the same terms as the options awarded during or after 2006. Directors’ stock options are immediately exercisable and expire no later than ten years from the grant date. The exercise price for directors’ options is set at the closing market price for the Company’s stock on the grant date.

The following table presents certain additional information about stock options as of December 31, 2008. The intrinsic value of an option is the excess of the closing market price of Whitney’s common stock over its exercise price.

		Weighted-	Weighted-	Aggregate
		Average Years	Average	Intrinsic
Range of Exercise Prices	Number	to Expiration	Exercise Price	Value
	(Dollars in thousands, except per share data)

Options Exercisable
$15.31-$18.77	441,570	2.4	$17.77
$20.52-$22.58	613,108	3.9	22.30
$28.86-$29.83	478,455	5.5	28.96
$30.10-$35.41	491,960	6.8	32.04

$15.31-$35.41	2,025,093	4.7	$25.25	$12

Options Outstanding
$15.31-$35.41	2,567,288	5.3	$25.55	$12

The following table provides information on total cash proceeds received on option exercises, the intrinsic value of options exercised by employees and directors based on the Company’s closing stock price as of the exercise dates, and related tax benefits realized by Whitney. The tax benefit in each year was credited to capital surplus. The impact of the tax benefit was reported as a cash flow from financing activities in the consolidated statement of cash flows. The Company recognized compensation expense with respect to employee and director stock options of $.9 million in 2008, $.7 million in 2007 and $.3 million in 2006.

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Proceeds from option exercises	$884	$3,813	$7,323
Intrinsic value of option exercised	228	1,703	5,068
Tax benefit realized	77	475	1,503

The fair values of the stock options were estimated as of the grant dates using the Black-Scholes option-pricing model. The significant assumptions made in applying the option-pricing model are shown in the following table. Both the volatility assumption and the weighted-average life assumption were based primarily on historical experience.

	2008	2007	2006

Weighted-average expected annualized volatility	24.38%	21.17%	22.85%
Weighted-average option life (in years)	6.59	6.61	5.40
Expected annual dividend yield	4.00%	3.50%	3.25%
Weighted-average risk-free interest rate	3.85%	4.96%	5.14%
Weighted-average grant date fair value of options awarded	$3.47	$5.83	$7.40

NOTE 17	SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

Senior Preferred Stock

On December 19, 2008, under the U.S. Department of Treasury’s (Treasury) Capital Purchase Program (CPP) established under the Troubled Asset Relief Program (TARP) that was created as part of the Emergency Economic Stabilization Act of 2008 (EESA), Whitney issued to Treasury 300,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation amount of $1,000 per share, and a ten-year warrant to purchase 2,631,579 shares of common stock at an exercise price of $17.10 per share, for aggregate proceeds of $300 million. Approximately $294 million was allocated to the initial carrying value of the preferred stock and $6 million to the warrant based on their relative estimated fair values on the issue date. The difference between the initial carrying value of the preferred stock and the $300 million full redemption value will be accreted over five years and reported as preferred dividends. The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.

Cumulative preferred stock dividends are payable quarterly at a 5% annual rate on the per share liquidation amount for the first five years and 9% thereafter. Under the original terms of the CPP, Whitney may not redeem the preferred stock for three years unless it finances the redemption with the net cash proceeds from sales of common or preferred stock that qualify as Tier 1 regulatory capital (qualified equity offering), and only once such proceeds total at least $75 million. All redemptions, whether before of after the first three years, would be at the liquidation amount per share plus accrued and unpaid dividends and are subject to prior regulatory approval.

Whitney may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due. For three years from the issue date, the Company also may not increase its common stock dividend rate above a quarterly rate of $.31 per share or repurchase its common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.

Treasury may only transfer or exercise an aggregate of one-half of the original number of shares underlying the warrant before December 31, 2009. If, before that date, Whitney receives aggregate gross cash proceeds of not less than $300 million from a qualified equity offering, then the remaining number of shares issuable to Treasury upon exercise of the warrant will be reduced by one-half of the original number of shares under warrant. Both the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment in accordance with customary anti-dilution provisions and upon certain issuances of Whitney common stock or stock rights at less than 90% of market value.

To be eligible for the CPP, Whitney has also agreed to comply with certain executive compensation and corporate governance requirements of the EESA, including a limit on the tax deductibility of executive compensation above $500,000. The specific rules covering these requirements are being developed by Treasury and other government agencies. Additionally, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, the Company may be subject to any such retroactive terms and conditions. The Company cannot predict whether, or in what form, additional terms or conditions may be imposed.

The American Recovery and Reinvestment Act (ARRA) became law on February 17, 2009. Among its many provisions, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Whitney, that are in addition to those previously announced by the Treasury. These limits are effective until the institution has repaid the Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Stock Repurchase Program

Whitney repurchased 3,934,879 shares of its common stock at an average cost of $25.41 per share under a program announced in November 2007 and completed in May 2008. The Company repurchased 2,039,788 shares at an average cost of $24.75 per share during 2008 and 1,895,091 shares at an average cost of $26.13 per share during 2007.

Regulatory Capital Requirements

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used by regulators to gauge capital adequacy are the ratio of Tier 1 regulatory capital to average total assets, also known as the leverage ratio, and the ratios of Tier 1 and total regulatory capital to risk-weighted assets. The regulators define the components and computation of each of these ratios. The minimum capital ratios for both the Company and the Bank are generally 4% leverage, 4% Tier 1 capital and 8% total capital. Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward insured institutions. In reaching an overall conclusion on capital adequacy or assigning an appropriate classification under the uniform framework, regulators must also consider other subjective and quantitative assessments of risk associated with the institution. Regulators will take certain mandatory as well as possible additional discretionary actions against institutions that they judge to be inadequately capitalized. These actions could materially impact the institution’s financial position and results of operations.

Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively. If an institution fails to remain well-capitalized, it will be subject to a series of operating restrictions that increase as the capital condition worsens. An institution’s capital level is also an important factor in determining the deposit insurance premium it pays under the FDIC’s risk-based assessment system. As of December 31, 2008, the Bank was categorized as well-capitalized.

The actual capital amounts and ratios for the Company and the Bank are presented in the following tables, together with the corresponding capital amounts determined using regulatory guidelines.

	Actual			Well-
	Amount	Ratio	Minimum(a)	Capitalized(b)
	(Dollars in thousands)

December 31, 2008
Leverage (Tier 1 Capital to Average Assets):
Company	$1,118,842	9.87%	$453,301	(c	)
Bank	1,077,856	9.53	452,598	$565,747

Tier 1 Capital (to Risk-Weighted Assets):
Company	1,118,842	10.76	415,756	623,634
Bank	1,077,856	10.39	415,090	622,635

Total Capital (to Risk-Weighted Assets):
Company	1,398,945	13.46	831,512	1,039,389
Bank	1,357,751	13.08	830,180	1,037,725

December 31, 2007
Leverage (Tier 1 Capital to Average Assets):
Company	$911,141	8.79%	$414,683	(c	)
Bank	792,175	7.66	413,744	$517,180

Tier 1 Capital (to Risk-Weighted Assets):
Company	911,141	10.10	360,954	541,432
Bank	792,175	8.80	360,016	540,024

Total Capital (to Risk-Weighted Assets):
Company	1,150,108	12.75	721,909	902,386
Bank	1,031,011	11.46	720,033	900,041

(a)	Minimum capital required for capital adequacy purposes.

(b)	Capital required for well-capitalized status under regulatory framework for prompt corrective action.

(c)	Not applicable.

Regulatory Restrictions on Dividends from Subsidiaries

Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company. During 2009, the Bank will have available an amount equal to approximately $11.4 million plus its current net income to declare as dividends to the Company without prior regulatory approval. At December 31, 2008, the Company had approximately $45.3 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.

Other Regulatory Matters

Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral. The Bank made no loans to the Company during 2008 and 2007.

Banks are required to maintain currency and coin or a noninterest-bearing balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. During 2008 and 2007, the Bank covered substantially all its reserve maintenance requirement with balances of coin and currency.

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

Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. Approximately 95% of the letters of credit outstanding at December 31, 2008 were rated as having average or better credit risk under the Bank’s credit risk rating guidelines. A substantial majority of standby letters of credit outstanding at year-end 2008 have a term of one year or less.

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

A summary of off-balance sheet financial instruments follows.

	December 31
	2008	2007
	(In thousands)

Loan commitments — revolving	$2,529,987	$2,475,656
Loan commitments — nonrevolving	519,695	534,673
Credit card and personal credit lines	508,398	551,748
Standby and other letters of credit	417,053	391,922

NOTE 19	FAIR VALUE DISCLOSURES

SFAS No. 157, Fair Value Measurements, became effective for Whitney’s 2008 fiscal year. SFAS No. 157 redefines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Although the exchange price concept is not new, the new definition focuses on the exit price as opposed to the entry price, or the price that would be paid to acquire an asset or received to assume a liability. The standard also emphasizes that fair value is a market-based measurement and not an entity-specific measurement and establishes a hierarchy to prioritize the inputs that can be used in the fair value measurement process. The inputs in the three levels of this hierarchy are described as follows:

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

The material assets or liabilities measured and reported at fair value by Whitney on a recurring basis are summarized below. Securities available for sale primarily consist of U.S. government agency and agency mortgage-backed debt securities. The total excludes $58.8 million of nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost. The Level 2 fair value measurement shown below was obtained from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable market data.

	December 31, 2008
	Fair Value Measurement Using
	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available for sale	—	$1,670,136	—

Certain financial assets and liabilities may be measured at fair value on a nonrecurring basis; that is, the instruments are not measured and reported at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans with the fair value of the underlying collateral in certain circumstances. The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters. As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above. The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $163 million at December 31, 2008. The portion of the allowance for loan losses allocated to these loans totaled $34 million at the end of 2008, and the recorded investment in such loans was written down by $45 million during the year with a charge against the allowance for loan losses. The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of estimated fair value information about certain on- and off-balance sheet financial instruments, including those financial instruments that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The significant methods and assumptions used by the Company to estimate the fair value of financial instruments are discussed below. The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.

Cash, federal funds sold and short-term investments and short-term borrowings — The carrying amounts of these highly liquid or short maturity financial instruments were considered a reasonable estimate of fair value.

Investment in securities available for sale and held to maturity — The fair value measurement for securities available for sale was discussed earlier. The same measurement approach was used for securities held to maturity, which consist of obligations of states and political subdivisions.

Loans — The fair value measurement for certain impaired loans was discussed earlier. For the remaining portfolio, loans with no significant change in credit risk and with rates that are repriced in coordination with movements in market rates were valued at carrying amounts. The fair value of other loans was estimated by discounting scheduled cash flows to maturity using current rates at which loans with similar terms would be made to borrowers of similar credit quality. An overall valuation adjustment was made for specific credit risks as well as general portfolio credit risk.

Deposits — SFAS No. 107 requires that deposits without a stated maturity, such as noninterest-bearing demand deposits, NOW account deposits, money market deposits and savings deposits, be assigned fair values equal to the amounts payable upon demand (carrying amounts). Deposits with a stated maturity were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturity.

Long-term debt — The fair value of long-term debt was estimated by discounting contractual payments at current market interest rates for similar instruments.

Off-balance sheet financial instruments — Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. The fair values of such instruments were estimated using fees currently charged for similar arrangements in the market, adjusted for changes in terms and credit risk as appropriate. The estimated fair values of these instruments were not material.

The estimated fair values of the Company’s financial instruments follow.

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

ASSETS:
Cash and short-term investments	$466,887	$466,887	$824,757	$824,757
Investment securities available for sale(a)	1,670,136	1,670,136	1,668,568	1,668,568
Investment securities held to maturity	210,393	213,920	286,442	288,444
Loans held for sale	20,773	21,105	16,575	16,840
Loans, net	8,920,741	8,947,135	7,497,792	7,503,265

LIABILITIES:
Deposits	9,261,594	9,270,404	8,583,789	8,588,181
Short-term borrowings	1,276,636	1,276,636	910,019	910,019
Long-term debt	179,236	137,810	165,455	161,021

(a)	Excludes nonmarketable equity securities carried at cost.

NOTE 20	CONTINGENCIES

Legal Proceedings

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. After reviewing all pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Indemnification Obligation

In October 2007, Visa completed restructuring transactions that modified the obligation of members of Visa USA, including Whitney, to indemnify Visa against pending and possible settlements of certain litigation matters. Whitney recorded a $1.0 million liability in the fourth quarter of 2007 for the estimated value of its obligations under the indemnification agreement. In the first quarter of 2008, Visa completed an initial public offering of its shares and used the proceeds to redeem a portion of Visa USA members’ equity interests and to establish an escrow account that will fund any settlement of the members’ obligations under the indemnification agreement. Whitney recognized a $2.3 million gain from the redemption proceeds and reversed the $1.0 million liability for its indemnification obligations. In the fourth quarter of 2008, Visa made an additional cash contribution to the escrow account. Although the Company remains obligated to indemnify Visa for losses in connection with certain litigation matters whose claims exceed amounts set aside in the escrow account, Whitney’s interest in the escrow balance approximates management’s current estimate of the value of the Company’s indemnification obligation. The amount of offering proceeds and other cash contributions to the escrow account for litigation settlements will reduce the number of shares of Visa stock to which Whitney will ultimately be entitled as a result of the restructuring.

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

NOTE 21	OTHER NONINTEREST INCOME

The components of other noninterest income were as follows.

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Investment services income	$6,035	$5,836	$4,994
Credit-related fees	5,921	5,417	5,307
ATM fees	5,693	5,374	5,154
Other fees and charges	4,628	4,818	4,511
Earnings from bank-owned life insurance program	3,908	—	—
Other operating income	6,979	35,181	3,201
Net gains on sales and other revenue from foreclosed assets	4,302	5,109	2,102
Net gains (losses) on disposals of surplus property	72	(100)	(57)

Total	$37,538	$61,635	$25,212

Other operating income in 2007 includes a $31.3 million gain related to an insurance settlement as discussed in Note 20.

NOTE 22	OTHER NONINTEREST EXPENSE

The components of other noninterest expense were as follows.

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Security and other outsourced services	$15,758	$15,735	$14,755
Deposit insurance and regulatory fees	5,373	2,462	2,494
Advertising and promotion	4,824	4,740	6,999
Bank card processing services	4,319	4,008	3,508
Operating supplies	4,223	4,120	4,419
Miscellaneous operating losses	5,269	4,140	8,449
Other operating expense	25,138	20,383	25,050

Total	$64,904	$55,588	$65,674

NOTE 23	INCOME TAXES

The components of income tax expense (benefit) follow.

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Included in net income
Current
Federal	$31,314	$67,692	$68,799
State	1,946	3,297	2,366

Total current	33,260	70,989	71,165

Deferred
Federal	(13,639)	3,445	(2,121)
State	(483)	(124)	120

Total deferred	(14,122)	3,321	(2,001)

Total included in net income	$19,138	$74,310	$69,164

Included in shareholders’ equity
Deferred tax related to the change in the net unrealized gain on securities	$10,978	$9,497	$1,154
Deferred tax related to the change in the pension and other post-retirement benefits liabilities	(14,827)	2,463	46
Current tax related to stock options and restricted stock and units	1,144	(998)	(2,582)

Total included in shareholders’ equity	$(2,705)	$10,962	$(1,382)

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

The effective rate of tax included in net income differed from the statutory federal income tax rate because of the following factors.

	Years Ended December 31
	2008	2007	2006
	(In percentages)

Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from
Tax-exempt income	(5.68)	(1.52)	(1.69)
Tax credits	(5.61)	(1.23)	(1.43)
State income tax and miscellaneous items	.91	.72	.47

Effective tax rate	24.62%	32.97%	32.35%

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

	December 31
	2008	2007
	(In thousands)

Deferred tax assets:
Allowance for credit losses and losses on foreclosed assets	$56,917	$31,041
Employee compensation and benefits	36,045	31,323
Net unrealized loss on securities available for sale	—	242
Unrecognized interest income	6,413	4,848
Other	8,685	7,485

Total deferred tax assets	108,060	74,939

Deferred tax liabilities:
Depreciable and amortizable assets	19,883	14,274
Gain recognized on casualty insurance settlement	2,273	7,262
Net unrealized gain on securities available for sale	10,736	—
Other	2,145	1,685

Total deferred tax liabilities	35,037	23,221

Net deferred tax asset	$73,023	$51,718

As discussed in Note 2, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. At adoption, Whitney reduced its liability for unrecognized tax benefits from uncertain tax positions by $.7 million with a corresponding increase to beginning retained earnings for 2007. The liability for unrecognized tax benefits was immaterial at December 31, 2008 and December 31, 2007, and changes in the liability were insignificant during both 2008 and 2007. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2009. Whitney recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2008 and 2007 were insignificant.

The Company and its subsidiaries file a consolidated federal income tax return and various separate company state returns. With few exceptions, the returns for years before 2004 are not open for examination by federal or state taxing authorities.

NOTE 24	EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings per common share were as follows.

	Years Ended December 31
	2008	2007	2006
	(Dollars in thousands, except per share data)

Numerator:
Net income	$58,585	$151,054	$144,645
Preferred stock dividends	588	—	—

Net income available to common shareholders	57,997	151,054	144,645

Effect of dilutive securities	—	—	—

Numerator for diluted earnings per share	$57,997	$151,054	$144,645

Denominator:
Weighted-average common shares outstanding	64,767,708	66,953,343	64,687,363
Effect of potentially dilutive securities and contingently issuable shares	748,934	904,964	1,165,786

Denominator for diluted earnings per share	65,516,642	67,858,307	65,853,149

Earnings per common share:
Basic	$.90	$2.26	$2.24
Diluted	.89	2.23	2.20
Weighted-average antidilutive stock options and warrants	2,355,029	1,060,741	137,090

The 2,631,579 warrants issued on December 19, 2008 in connection with Whitney’s participation in the Treasury’s Capital Purchase Program did not enter into the calculation of earnings per common share for 2008 because the impact was antidilutive. Whitney’s participation in this program is discussed in Note 17.

NOTE 25	PARENT COMPANY FINANCIAL STATEMENTS

The following financial statements are for the parent company only. Cash and cash equivalents include noninterest-bearing deposits in the Bank and the demand note receivable from the Bank.

BALANCE SHEETS

	December 31
	2008	2007
	(In thousands)

ASSETS
Cash and cash equivalents	$45,339	$125,540
Investment in bank subsidiary	1,500,493	1,121,770
Investments in nonbank subsidiaries	2,865	3,024
Notes receivable — nonbank subsidiaries	2,634	4,184
Other assets	12,335	17,099

Total assets	$1,563,666	$1,271,617

LIABILITIES
Dividends payable	$11,647	$15,914
Subordinated debentures	17,260	13,389
Other liabilities	9,281	13,578

Total liabilities	38,188	42,881

SHAREHOLDERS’ EQUITY	1,525,478	1,228,736

Total liabilities and shareholders’ equity	$1,563,666	$1,271,617

STATEMENTS OF INCOME

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Dividend income from bank subsidiary	$113,500	$80,000	$95,000
Equity in undistributed earnings of subsidiaries
Bank	(55,240)	66,683	45,981
Nonbanks	(189)	21	(11)
Other income, net of expenses	514	4,350	3,675

Net income	$58,585	$151,054	$144,645

Preferred stock dividends	588	—	—

Net income available to common shareholders	$57,997	$151,054	$144,645

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES
Net income	$58,585	$151,054	$144,645
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	55,429	(66,704)	(45,970)
Other, net	794	1,593	(761)

Net cash provided by operating activities	114,808	85,943	97,914

INVESTING ACTIVITIES
Investments in subsidiaries, net	(370,466)	(13,291)	(41,167)
Loans to nonbank subsidiaries, net of repayments	1,550	78,750	(500)

Net cash provided by (used in) investing activities	(368,916)	65,459	(41,667)

FINANCING ACTIVITIES
Cash dividends	(78,590)	(77,340)	(68,111)
Proceeds from issuance of common stock	4,279	6,932	10,113
Purchases of common stock	(52,588)	(52,782)	(3,165)
Proceeds from issuance of preferred stock, with common stock warrant	300,000	—	—
Share-based compensation reimbursed by bank subsidiary	6,929	13,329	5,817
Repayment of long-term debt	(6,186)	(3,093)	—
Other, net	63	124	457

Net cash provided by (used in) financing activities	173,907	(112,830)	(54,889)

Increase (decrease) in cash and cash equivalents	(80,201)	38,572	1,358
Cash and cash equivalents at beginning of year	125,540	86,968	85,610

Cash and cash equivalents at end of year	$45,339	$125,540	$86,968

The total for cash used to invest in subsidiaries in 2008 included a $275 million capital contribution to the Bank following the preferred stock issue under the Treasury’s Capital Purchase Program. Cash for subsidiary investments also included the net cash paid to acquire Parish in 2008, Signature in 2007, and First National Bancshares, Inc. in 2006. The bank subsidiaries acquired with these holding companies were merged into the Bank.

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

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm.  “Management’s Report on Internal Control over Financial Reporting,” which appears in Item 8 on page 52 of this annual report on Form 10-K, and “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 on page 53 of this annual report on Form 10-K are incorporated here by reference.

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

In further response to this Item 10, Whitney incorporates by reference the section entitled “Executive Officers of the Company” appearing in Item 1 of this Form 10-K and the following sections of its Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC:

•	The subsections entitled “Board of Directors,” “Nominating and Corporate Governance Committee,” and “Audit Committee” of the section entitled “Board of Directors and Its Committees.”

•	The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

•	The section entitled “Transactions with Related Persons.”

Item 11:	EXECUTIVE COMPENSATION

In response to this item, Whitney incorporates by reference the following sections of its Proxy Statement for the 2009 Annual Meeting of Shareholders to be to be filed with the SEC:

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

In partial response to this item, Whitney incorporates by reference the section entitled “Security Ownership of Certain Beneficial Owners and Management” of its Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

The following table summarizes certain information regarding the Company’s equity compensation plans as of December 31, 2008. The underlying compensation plans, which are more fully described in Note 16 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, have been previously approved by a vote of the shareholders.

Equity Compensation Plan Information

	(a)		(b)		(c)
Number of Securities
Remaining Available for
	Number of Securities to be		Weighted-Average		Future Issuance under
	Issued upon Exercise of		Exercise Price of		Equity Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column(a))

Equity compensation plans approved by shareholders	2,650,288	(1)	$25.55	(2)	2,224,159	(3)
Equity compensation plans not approved by shareholders	—		—		—

Total	2,650,288		$25.55		2,224,159

(1)	The total includes an aggregate of 2,198,288 shares that can be issued on the exercise of options held by employees. 392,788 shares are subject to options granted under the 2007 Long-Term Compensation Plan (2007 LTCP), 913,031 shares are subject to options granted under the 2004 Long-Term Incentive Plan (2004 LTIP), and 892,469 shares are subject to options granted under the 1997 Long-Term Incentive Plan (1997 LTIP). The total also includes an aggregate of 369,000 shares that can be issued on the exercise of options held by nonemployee directors of the Company. These options were granted under the Directors’ Compensation Plan, as amended and restated.

Also included in the total are 83,000 common stock equivalent units held in deferred compensation accounts maintained for certain of the Company’s directors, which must eventually be distributed as common shares of the Company. As allowed under the Directors’ Compensation Plan, certain nonemployee directors have deferred receipt of annual stock awards and fees, and the value of these deferrals has been credited to a bookkeeping account maintained for each director. The value of an account is indexed to the performance of one or more investment options specified in the plans. One of the investment options is equivalent units of the Company’s common stock. This option is mandatory for deferred stock awards and was extended by the Directors’ Compensation Plan to deferred compensation account balances maintained under a prior deferred compensation plan. The number of common stock equivalent units allocated to a director’s account for each deferral is based on the fair market value of the Company’s common stock on the deferral date. The common stock equivalent units are deemed to earn any dividends declared on the Company’s common stock, and additional units are allocated on the dividend payment date based on the stock’s fair market value.

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

(3)	Under the 2007 LTCP, the Company is authorized to make awards with respect to a maximum of 3,200,000 of its common shares. The 2007 LTCP provides for the award of options, stock appreciation rights, restricted stock and restricted stock units that represent common shares, as well as other stock-based awards that the Compensation and Human Resources Committee of the Company’s Board of Directors deems consistent with the plan’s purposes. Of the total shares authorized, the Company can make awards with respect to a maximum of 2,400,000 shares in a form of full-value awards, i.e., awards other than in the form of stock options or stock appreciations rights and which are settled in stock. A maximum of 1,000,000 shares may be issued upon exercise of incentive stock options awarded under the 2007 LTCP. At December 31, 2008, the Company could make future awards under the 2007 LTCP with respect to 1,882,702 shares of its common stock, of which 1,475,490 can be under full-value awards. No incentive stock options had been awarded under the 2007 LTCP as of December 31, 2008. The total shares available for award has been reduced by the maximum number of shares that could be issued with respect to performance-based awards under the 2007 LTCP for which the performance measurement period was not completed by December 31, 2008.

Under the Directors’ Compensation Plan as originally implemented, the Company is authorized to make awards of stock options or common stock and allocations of common stock equivalent units with respect to the lesser of either 1,687,500 common shares or 3% of its issued and outstanding common shares, as determined from time to time. The Board of Directors subsequently amended the plan to reduce the authorized shares to no more than 937,500 and to eliminate the annual award of stock options beginning in 2009. At December 31, 2008, the Company could make future awards or allocations of common stock equivalent units under the plan with respect to 341,457 shares of its common stock.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this item, the Company incorporates by reference the following sections of its Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC:

•	The section entitled “Transactions with Related Persons.”

•	The first paragraph of the subsection entitled “Board of Directors” in the section entitled “Board of Directors and Its Committees.”

•	The first paragraph of the subsection entitled “Nominating and Corporate Governance Committee” in the section entitled “Board of Directors and Its Committees.”

•	The first paragraph of the subsection entitled “Audit Committee” in the section entitled “Board of Directors and Its Committees.”

•	The first paragraph of the subsection entitled “Role of the Compensation and Human Resources Committee” in the section entitled “Compensation Discussion and Analysis.”

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this item, the Company incorporates by reference the section entitled “Auditors” of its Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

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

Mrs. Shirley Fremin, Manager
Shareholder Services
Whitney Holding Corporation
P. O. Box 61260
New Orleans, LA 70161-1260
(504) 586-3627 or toll free (800) 347-7272, ext. 3627
E-mail: investor.relations@whitneybank.com

Exhibit 3.1		—	Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2		—	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 4.1		—	Form of Certificate of Series A Preferred Stock (filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 4.2		—	Form of Warrant for Purchase of Shares of Common Stock (filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.1*	—	Form of Amended and Restated Executive Agreement between the Company, the Bank and certain executive officers (filed as Exhibit 10.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.2*	—	Form of Amended and Restated Officer Agreement between the Company, the Bank and an executive officer (filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.3*	—	Whitney Holding Corporation 1997 Long-Term Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10	.4*	—	Whitney Holding Corporation 2004 Long-Term Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders dated March 19, 2004 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.5*	—	Whitney Holding Corporation 2007 Long-Term Compensation Plan (filed as Exhibit A of the Definitive Additional Materials to the Company’s Definitive Proxy Statement on Schedule 14A dated March 29, 2007 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.6*	—	Amendment to the Whitney Holding Corporation 2007 Long-Term Compensation Plan effective as of December 1, 2007 (filed as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.7*	—	Form of performance-based restricted stock unit agreement for executive officers under the Company’s 2007 Long-Term Compensation Plan (filed as Exhibit 10.1 to the Company’s quarterly report for the quarter ended June 30, 2007 (Commission file number 0-1026) and incorporated by reference.)
Exhibit 10	.8*	—	Form of performance-based restricted stock unit agreement for executive officers under the Company’s 2004 Long-Term Incentive Plan (filed on July 6, 2006 as Exhibit 99.1 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.9*	—	Form of performance-based restricted stock unit agreement for executive officers under the Company’s 2007 Long-Term Compensation Plan (filed as Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.10*	—	Form of stock option agreement between the Company and certain of its officers (filed as Exhibit 10.9b to the Company’s annual report on Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.11*	—	Form of notice and acceptance of stock option grant to certain of the Company’s officers under the Company’s 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.3 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.12*	—	Form of notice and acceptance of stock option grant under the Company’s 2004 Long-Term Incentive Plan (filed on July 6, 2006 as Exhibit 99.2 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.13*	—	Form of notice and acceptance of stock option grant under the Company’s 2007 Long-Term Compensation Plan (filed as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.14*	—	Whitney Holding Corporation Directors’ Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.15*	—	Amendment No. 1 to the Whitney Holding Corporation Directors’ Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.16*	—	Whitney Holding Corporation 2001 Directors’ Compensation Plan as amended and restated effective as of January 1, 2008 (filed as Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.17*	—	Amendment to the Whitney Holding Corporation Amended and Restated 2001 Directors’ Compensation Plan effective as of July 23, 2008 (filed as Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.18*	—	Whitney Holding Corporation Retirement Restoration Plan as amended and restated effective January 1, 2008 (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10	.19*	—	Whitney Holding Corporation Executive Incentive Compensation Plan as amended and restated effective as of January 1, 2008 (filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.20*	—	Whitney Holding Corporation Deferred Compensation Plan as amended and restated effective as of January 1, 2008 (filed as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.21*	—	Summary of performance goals to be used to determine cash bonus awards to the Company’s executive officers for fiscal year 2008 under the Company’s Executive Compensation Plan and the maximum bonus opportunities that can be earned by named executive officers for fiscal year 2008 (filed on January 28, 2008 under Item 5.02 of the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).
Exhibit 10	.22*	—	Senior Executive Letter Agreement by and between the Company and Robert C. Baird, Jr., dated December 19, 2008.
Exhibit 10	.23*	—	Senior Executive Letter Agreement by and between the Company and Thomas L. Callicutt, Jr., dated December 19, 2008.
Exhibit 10	.24*	—	Senior Executive Letter Agreement by and between the Company and Joseph S. Exnicios, dated December 19, 2008.
Exhibit 10	.25*	—	Senior Executive Letter Agreement by and between the Company and John C. Hope, III, dated December 19, 2008.
Exhibit 10	.26*	—	Senior Executive Letter Agreement by and between the Company and R. King Milling, dated December 19, 2008.
Exhibit 10	.27*	—	Senior Executive Letter Agreement by and between the Company and John M. Turner, Jr., dated December 19, 2008.
Exhibit 10.28		—	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement, by and between the Company and the United States Department of the Treasury (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 12		—	Statement regarding computation of earnings to fixed charges
Exhibit 21		—	Subsidiaries
Whitney Holding Corporation owns 100% of Whitney National Bank, a national banking association organized under the laws of the United States of America. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.
Exhibit 23		—	Consent of PricewaterhouseCoopers LLP dated March 2, 2009.
Exhibit 31.1		—	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2		—	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32		—	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY HOLDING CORPORATION
                     (Registrant)

By:
/s/  John C. Hope, III
John C. Hope, III
Chairman of the Board and
Chief Executive Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Hope, III John C. Hope, III	Chairman of the Board, Chief Executive Officer and Director	March 2, 2009

/s/ John M. Turner, Jr. John M. Turner, Jr.	President and Director	March 2, 2009

/s/ Thomas L. Callicutt, Jr. Thomas L. Callicutt, Jr.	Senior Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 2, 2009

/s/ A. R. Blossman, Jr. A. R. Blossman, Jr.	Director	March 2, 2009

/s/ Joel B. Bullard, Jr. Joel B. Bullard, Jr.	Director	March 2, 2009

/s/ Angus R. Cooper II Angus R. Cooper II	Director	March 2, 2009

/s/ Richard B. Crowell Richard B. Crowell	Director	March 2, 2009

/s/ Terence E. Hall Terence E. Hall	Director	March 2, 2009

/s/ William A. Hines William A. Hines	Director	March 2, 2009

/s/ Alfred S. Lippman Alfred S. Lippman	Director	March 2, 2009

Signature	Title	Date

/s/ Michael L. Lomax Michael L. Lomax	Director	March 2, 2009

/s/ R. King Milling R. King Milling	Director	March 2, 2009

/s/ Eric J. Nickelsen Eric J. Nickelsen	Director	March 2, 2009

/s/ Kathryn M. Sullivan Kathryn M. Sullivan	Director	March 2, 2009

/s/ Dean E. Taylor Dean E. Taylor	Director	March 2, 2009

/s/ Thomas D. Westfeldt Thomas D. Westfeldt	Director	March 2, 2009