Form 10-Q
period 2009-03-31
WHITNEY HOLDING CORP
filed 2009-05-11
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ✓ No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes __   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ✓                                            Accelerated filer __
Non-accelerated filer __                                              Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes __     No  ✓

As of April 30, 2009, 67,394,058 shares of the registrant’s no par value common stock were outstanding.

WHITNEY HOLDING CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31	December 31
(dollars in thousands)	2009	2008
	(Unaudited )
ASSETS
Cash and due from financial institutions	$ 234,982	$ 299,619
Federal funds sold and short-term investments	27,251	167,268
Loans held for sale	38,924	20,773
Investment securities
Securities available for sale	1,687,791	1,728,962
Securities held to maturity, fair values of $205,504 and $213,920, respectively	201,370	210,393
Total investment securities	1,889,161	1,939,355
Loans, net of unearned income	8,953,307	9,081,850
Allowance for loan losses	(194,179)	(161,109)
Net loans	8,759,128	8,920,741

Bank premises and equipment	211,987	212,501
Goodwill	435,678	435,678
Other intangible assets	20,294	22,883
Accrued interest receivable	35,318	39,799
Other assets	367,758	321,884
Total assets	$12,020,481	$12,380,501

LIABILITIES
Noninterest-bearing demand deposits	$ 3,176,783	$ 3,233,550
Interest-bearing deposits	6,035,578	6,028,044
Total deposits	9,212,361	9,261,594

Short-term borrowings	908,246	1,276,636
Long-term debt	190,663	179,236
Accrued interest payable	20,082	19,789
Accrued expenses and other liabilities	167,044	117,768
Total liabilities	10,498,396	10,855,023

SHAREHOLDERS' EQUITY
Preferred stock, no par value
Authorized, 20,000,000 shares; issued and outstanding, 300,000 shares	294,023	293,706
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 67,889,927 and 67,845,159 shares, respectively	2,800	2,800
Capital surplus	398,767	397,703
Retained earnings	856,021	869,918
Accumulated other comprehensive loss	(16,829)	(25,952)
Treasury stock at cost - 500,000 shares	(12,697)	(12,697)
Total shareholders' equity	1,522,085	1,525,478
Total liabilities and shareholders' equity	$12,020,481	$12,380,501
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31
(dollars in thousands, except per share data)	2009	2008
INTEREST INCOME
Interest and fees on loans	$111,814	$126,151
Interest and dividends on investment securities
Taxable securities	18,851	22,090
Tax-exempt securities	2,045	2,244
Interest on federal funds sold and short-term investments	178	1,271
Total interest income	132,888	151,756
INTEREST EXPENSE
Interest on deposits	17,506	30,409
Interest on short-term borrowings	1,278	5,324
Interest on long-term debt	2,489	2,478
Total interest expense	21,273	38,211
NET INTEREST INCOME	111,615	113,545
PROVISION FOR CREDIT LOSSES	65,000	14,000
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	46,615	99,545
NONINTEREST INCOME
Service charges on deposit accounts	9,836	8,109
Bank card fees	4,387	4,083
Trust service fees	2,966	3,409
Secondary mortgage market operations	1,835	1,109
Other noninterest income	10,242	11,766
Securities transactions	-	-
Total noninterest income	29,266	28,476
NONINTEREST EXPENSE
Employee compensation	38,592	38,321
Employee benefits	11,322	9,049
Total personnel	49,914	47,370
Net occupancy	9,676	8,630
Equipment and data processing	6,354	6,218
Legal and other professional services	4,687	2,250
Deposit insurance and regulatory fees	3,585	712
Telecommunication and postage	3,097	2,798
Corporate value and franchise taxes	2,371	2,349
Amortization of intangibles	2,590	2,083
Other noninterest expense	14,574	11,519
Total noninterest expense	96,848	83,929
INCOME (LOSS) BEFORE INCOME TAXES	(20,967)	44,092
INCOME TAX (BENEFIT) EXPENSE	(9,828)	14,237
NET INCOME (LOSS)	$(11,139)	$29,855
Preferred stock dividends	4,025	-
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(15,164)	$29,855
EARNINGS (LOSS) PER COMMON SHARE
Basic	$(.22)	$.45
Diluted	(.22)	.45
CASH DIVIDENDS PER COMMON SHARE	$.01	$.31
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
					Accumulated
		Common Stock and			Other
(dollars and shares in thousands,	Preferred	Capital Surplus		Retained	Comprehensive	Treasury
except per share data)	Stock	Shares	Amount	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2007	$ -	65,826	$411,066	$885,792	$(18,803)	$(49,319)	$1,228,736
Comprehensive income:
Net income	-	-	-	29,855	-	-	29,855
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	11,487	-	11,487
Net change in prior service credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	141	-	141
Total comprehensive income	-	-	-	29,855	11,628	-	41,483
Common stock dividends, $.31 per share	-	-	-	(20,073)	-	-	(20,073)
Common stock issued to dividend reinvestment plan	-	31	(31)	-	-	813	782
Employee incentive plan common stock activity	-	17	3,835	-	-	446	4,281
Director compensation plan common stock activity	-	21	(401)	-	-	561	160
Common stock acquired under repurchase program	-	(1,631)	-	-	-	(40,944)	(40,944)
Balance at March 31, 2008	$ -	64,264	$414,469	$895,574	$(7,175)	$(88,443)	$1,214,425

Balance at December 31, 2008	$ 293,706	67,345	$400,503	$869,918	$(25,952)	$(12,697)	$1,525,478
Comprehensive income (loss):
Net loss	-	-	-	(11,139)	-	-	(11,139)
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	6,765	-	6,765
Net change in prior service credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	2,358	-	2,358
Total comprehensive income (loss)	-	-	-	(11,139)	9,123	-	(2,016)
Common stock dividends, $.01 per share	-	-	-	(649)	-	-	(649)
Preferred stock dividend and discount accretion	317	-	-	(2,109)	-	-	(1,792)
Common stock issued to dividend reinvestment plan	-	37	586	-	-	-	586
Employee incentive plan common stock activity	-	-	503	-	-	-	503
Director compensation plan common stock activity	-	8	(25)	-	-	-	(25)
Balance at March 31, 2009	$294,023	67,390	$401,567	$856,021	$(16,829)	$(12,697)	$1,522,085

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
(dollars in thousands)	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(11,139)	$ 29,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	5,311	4,588
Amortization of purchased intangibles	2,590	2,083
Share-based compensation earned	449	3,755
Premium amortization (discount accretion) on securities, net	565	449
Provision for credit losses and losses on foreclosed assets	65,717	14,003
Net gains on asset dispositions	(505)	(1,248)
Deferred tax expense (benefit)	(13,573	(2,639)
Net (increase) decrease in loans originated and held for sale	(18,151)	1,514
Net decrease in interest and other income receivable and prepaid expenses	5,288	101
Net increase (decrease) in interest payable and accrued income taxes and expenses	(13,151)	948
Other, net	2,156	(1,456)
Net cash provided by operating activities	25,557	51,953
INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	127,465	215,715
Purchases of investment securities available for sale	(38)	(346,494)
Proceeds from maturities of investment securities held to maturity	8,968	1,900
Net (increase) decrease in loans	83,185	(153,167)
Net decrease in federal funds sold and short-term investments	140,017	522,098
Proceeds from sales of foreclosed assets and surplus property	4,462	1,798
Purchases of bank premises and equipment	(5,062)	(4,072)
Other, net	(30,296)	(129)
Net cash provided by investing activities	328,701	237,649
FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	36,408	(41,882)
Net decrease in time deposits	(85,480)	(246,486)
Net increase (decrease) in short-term borrowings	(368,390)	62,968
Proceeds from issuance of long-term debt	11,543	-
Repayment of long-term debt	(65)	(6,248)
Proceeds from issuance of common stock	586	1,297
Purchases of common stock	-	(40,944)
Cash dividends on common stock	(11,189)	(19,363)
Cash dividends on preferred stock	(2,334)	-
Other, net	26	180
Net cash used in financing activities	(418,895)	(290,478)
Decrease in cash and cash equivalents	(64,637)	(876)
Cash and cash equivalents at beginning of period	299,619	290,199
Cash and cash equivalents at end of period	$234,982	$289,323

Cash received during the period for:
Interest income	$136,283	$152,608

Cash paid during the period for:
Interest expense	$21,159	$41,801
Income taxes	-	3,500

Noncash investing activities:
Foreclosed assets received in settlement of loans	$14,743	$7,314

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
Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), some financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations or cash flows of any other interim or annual periods.

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

NOTE 3
LOANS
The composition of the Company’s loan portfolio was as follows.

	March 31		December 31
(in thousands)	2009		2008
Commercial & industrial	$3,328,086	37%	$3,436,461	38%
Commercial real estate:
Construction, land & land development	1,880,068	21	1,887,480	21
Other commercial real estate	2,292,407	26	2,268,248	25
Total commercial real estate	4,172,475	47	4,155,728	46
Residential mortgage	1,045,824	12	1,079,270	12
Consumer	406,922	4	410,391	4
Total loans	$8,953,307	100%	$9,081,850	100%

NOTE 4
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended
	March 31
(in thousands)	2009	2008
Allowance at beginning of period	$161,109	$87,909
Provision for credit losses	65,000	14,000
Loans charged off	(33,829)	(11,042)
Recoveries	1,899	841
Net charge-offs	(31,930)	(10,201)
Allowance at end of period	$194,179	$91,708

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended
	March 31
(in thousands)	2009	2008
Reserve at beginning of period	$800	$1,300
Provision for credit losses	-	-
Reserve at end of period	$800	$1,300

Information on loans evaluated for possible impairment loss follows.

	March 31	December 31
(in thousands)	2009	2008
Impaired loans
Requiring a loss allowance	$236,517	$ 218,376
Not requiring a loss allowance	68,917	54,492
Total recorded investment in impaired loans	$305,434	$272,868
Impairment loss allowance required	$51,802	$39,288

The following is a summary of nonperforming loans.  Substantially all of the impaired loans summarized above are included in the nonperforming loan totals.

	March 31	December 31
(in thousands)	2009	2008
Loans accounted for on a nonaccrual basis	$366,249	$301,095
Restructured loans accruing	-	-
Total nonperforming loans	$366,249	$301,095

NOTE 5
DEPOSITS
The composition of deposits was as follows.

	March 31	December 31
(in thousands)	2009	2008
Noninterest-bearing demand deposits	$3,176,783	$3,233,550
Interest-bearing deposits:
NOW account deposits	1,179,392	1,281,137
Money market deposits	1,494,368	1,306,937
Savings deposits	916,686	909,197
Other time deposits	861,210	875,999
Time deposits $100,000 and over	1,583,922	1,654,774
Total interest-bearing deposits	6,035,578	6,028,044
Total deposits	$9,212,361	$9,261,594

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $313 million at March 31, 2009 and $397 million at December 31, 2008.  Most of these deposits mature on a daily basis.

NOTE 6
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.

	March 31	December 31
(in thousands)	2009	2008
Securities sold under agreements to repurchase	$644,289	$780,059
Federal funds purchased	154,187	479,837
Federal Home Loan Bank advances	100,000	-
Treasury Investment Program	9,770	16,740
Total short-term borrowings	$908,246	$1,276,636

The Bank borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to its deposit customers.  Repurchase agreements generally mature daily.
Advances from the Federal Home Loan Bank (FHLB) mature within three months and are secured by a blanket lien on Bank loans secured by real estate.
Federal funds purchased are unsecured borrowings from other banks, generally on an overnight basis.
Under the Treasury Investment Program, excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate.  Repayment of these borrowed funds can be demanded at any time, and the Bank pledges securities as collateral.

NOTE 7
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	March 31	December 31
(in thousands)	2009	2008
Other Assets
Cash surrender value of life insurance	$168,485	$166,627
Net deferred income tax asset	79,602	73,023
Foreclosed assets and surplus property	38,781	28,067
Low-income housing tax credit fund investments	11,511	12,182
Prepaid expenses	11,058	8,049
Miscellaneous investments, receivables and other assets	58,321	33,936
Total other assets	$367,758	$321,884
Accrued Expenses and Other Liabilities
Trade date obligations	$ 76,359	$ -
Accrued taxes and other expenses	20,027	24,672
Dividend payable	564	11,647
Liability for pension benefits	40,413	38,747
Obligation for postretirement benefits other than pensions	17,992	18,045
Reserve for losses on unfunded credit commitments	800	800
Miscellaneous payables, deferred income and other liabilities	10,889	23,857
Total accrued expenses and other liabilities	$167,044	$117,768

Life insurance policies purchased under a bank-owned life insurance program are carried at their cash surrender value, which represents the amount that could be realized as of the reporting date.  Earnings on these policies are reported in noninterest income and are not taxable.
The total for miscellaneous investments, receivable and other assets at March 31, 2009, includes approximately $27 million of investments in auction rate securities (ARS), the majority of which are investment grade auction rate preferred securities with underlying holdings of municipal securities.  The ARS were purchased at par from brokerage customers to provide a source of liquidity.  Disruptions in the broader credit markets have led to failed auctions in the ARS market and illiquidity.  While management believes the ARS will be redeemed at par, the actual timing of redemptions is uncertain.  These investments are carried at their estimated fair values.  A $382,000 loss was recorded in the first quarter of 2009 upon their purchase.

NOTE 8
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Three Months Ended
	March 31
(in thousands)	2009	2008
Investment services income	$1,395	$1,533
Credit-related fees	1,550	1,339
ATM fees	1,591	1,368
Other fees and charges	1,327	1,073
Earnings from bank-owned life insurance program	1,748	-
Other operating income	1,003	4,002
Net gains on sales and other revenue from foreclosed assets	1,005	2,647
Net gains (losses) on disposals of surplus property	623	(196)
Total	$10,242	$11,766

In the first quarter of 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of Visa Inc. (Visa) shares, as discussed in Note 13.  This gain is reflected in other operating income for 2008.

NOTE 9
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Three Months Ended
	March 31
(in thousands)	2009	2008
Security and other outsourced services	$4,136	$3,871
Advertising and promotion	980	1,098
Bank card processing services	997	1,059
Operating supplies	1,064	997
Miscellaneous operating losses	788	(589)
Other operating expenses	6,609	5,083
Total	$14,574	$11,519

In the first quarter of 2008, Whitney reversed a $1.0 million liability related to an indemnification agreement with Visa, as discussed in Note 13.  The impact is reflected in miscellaneous operating losses.

NOTE 10
EMPLOYEE RETIREMENT BENEFIT PLANS
Retirement Income Plans
Whitney has a noncontributory qualified defined-benefit pension plan.  During the fourth quarter of 2008, Whitney’s Board of Directors approved amendments to the qualified plan (a) to limit eligibility to those employees who were employed on December 31, 2008 and (b) to freeze benefit accruals for all participants other than those who were fully vested and whose age and years of benefit service combined equaled at least 50 as of December 31, 2008.  Whitney also has an unfunded nonqualified defined-benefit pension plan that provides retirement benefits to designated executive officers.
Based on currently available information, the Company anticipates making a contribution of approximately $8.5 million to the qualified plan during 2009; however, decreases in the fair value of pension trust assets during 2009 could lead to additional contributions.
The components of net pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended
	March 31
(in thousands)	2009	2008
Service cost for benefits in period	$1,809	$2,094
Interest cost on benefit obligation	2,767	2,507
Expected return on plan assets	(2,739)	(2,648)
Amortization of:
Net actuarial loss	1,498	269
Prior service credit	(2)	(22)
Net periodic pension expense	$3,333	$2,200

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
Concurrent with the defined-benefit plan amendments, the Board also approved amendments to Whitney’s employee savings plan under Section 401(k) of the Internal Revenue Code.  These amendments authorized the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are either (a) ineligible to participate in the qualified defined-benefit plan or (b) subject to the freeze in benefit accruals under the defined-benefit plan.  The discretionary profit sharing contribution for a plan year is 4% of the participants’ eligible compensation for such year and is allocated only to participants who are employed at year end.  Participants must complete three years of service to become vested in the Company’s contributions, subject to earlier vesting in the case of retirement, death or disability.

Health and Welfare Plans
Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents.  The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.  In 2007, Whitney amended these plans to restrict eligibility for postretirement health benefits to retirees already receiving benefits and to those active participants who were eligible to receive benefits by December 31, 2007.  The amendment also eliminated the life insurance benefit for employees who retire after December 31, 2007.  The net periodic expense for postretirement benefits was immaterial in both 2009 and 2008.

NOTE 11
SHARE-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate share-based compensation.  The plans for both employees and directors have been approved by the Company’s shareholders.  Descriptions of these plans, including the terms of awards and the number of Whitney shares authorized for issuance, were included in Note 16 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  No share-based compensation awards were made during the first quarter of 2009.
The Company recognized share-based compensation expense of $.5 million ($.3 million after-tax) in the first quarter of 2009 and $3.8 million ($2.5 million after-tax) in the first quarter of 2008.

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment at least annually.   The impairment test compares the estimated fair value of a reporting unit with its net book value.  Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations.  The fair value of the reporting unit is based on valuation techniques that market participants would use in the acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s common stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors.  No indication of goodwill impairment was identified in the annual assessment as of September 30, 2008.  Given the current economic environment and potential for volatility in the fair value estimate, management is updating the impairment test for goodwill quarterly.  No indication of goodwill impairment was identified by the interim tests as of December 31, 2008 or March 31, 2009.  For the most recent impairment test, the discounted cash flow analysis resulted in a fair value estimate approximately 10% higher than book value.  Either a 15 basis point reduction in the long-term expected net interest margin or a 1% lower perpetual growth rate would reduce the estimated fair value by 10%.

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

NOTE 14
SHAREHOLDERS’ EQUITY AND REGULATORY MATTERS

Senior Preferred Stock
On December 19, 2008, Whitney issued 300,000 shares of senior preferred stock to the U.S. Department of Treasury (Treasury) under the Capital Purchase Program (CPP) that was established as part of the Emergency Economic Stabilization Act of 2008 (EESA).  Treasury also received a ten-year warrant to purchase 2,631,579 shares of Whitney common stock at an exercise price of $17.10 per share.  The aggregate proceeds were $300 million, and the total capital raised qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.
Whitney may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due to Treasury.  For three years from the preferred stock issue date, the Company also may not increase its common stock dividend rate above a quarterly rate of $.31 per share or repurchase its common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.

Regulatory Restrictions on Dividends from Subsidiaries
Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred.  There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company.  Through the end of 2009, the Bank’s dividend capacity will be limited to its current net income, absent regulatory approval to exceed this amount.  At March 31, 2009, the Company had approximately $32.3 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.  For the first quarter of 2009, Whitney reduced its quarterly common dividend to $.01 per share.

NOTE 15
EARNINGS (LOSS) PER COMMON SHARE
As discussed in Note 18, Financial Accounting Standards Board (FASB) Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method.  Whitney has awarded share-based payments that are considered participating securities under this FSP.  The two-class method allocates earnings to each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  This guidance is effective for 2009 and has been applied retrospectively to earnings per share data presented for prior periods with no material impact.
The components used to calculate basic and diluted earnings (loss) per common share under the two-class method were as follows.  The net loss was not allocated to participating securities because the securities bear no contractual obligation to fund or otherwise share in losses. Potential common shares include employee and director stock options, unvested restricted stock units awarded to employees without dividend rights, and stock warrants issued to Treasury in December 2008.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.

		Three Months Ended
		March 31
(dollars in thousands, except per share data)		2009	2008
Numerator:
Net income (loss)		$(11,139)	$29,855
Preferred stock dividends		4,025	-
Net income (loss) to common shareholders		(15,164)	29,855
Net income (loss) allocated to participating securities – basic and diluted		-	303
Net income (loss) allocated to common shareholders – basic and diluted	A	$(15,164)	$29,552
Denominator:
Weighted-average common shares outstanding – basic	B	67,465,497	64,960,915
Dilutive potential common shares		-	438,683
Weighted-average common shares outstanding – diluted	C	67,465,497	65,399,598
Earnings (loss) per common share:
Basic	A/B	$(.22)	$.45
Diluted	A/C	(.22)	.45
Weighted-average anti-dilutive potential common shares:
Stock options and restricted stock units		2,586,948	1,529,691
Warrants		2,631,579	-

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
Revolving loan commitments are issued primarily to support commercial activities.  The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions.  A number of such commitments are used only partially or, in some cases, not at all before they expire.  Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although not all are expected to lead to permanent financing by the Bank.  Loan commitments generally have fixed expiration dates and may require payment of a fee.  Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates, and many lines remain partly or wholly unused.
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  Approximately 95% of the letters of credit outstanding at March 31, 2009 were rated as having average or better credit risk under the Bank’s credit risk rating guidelines.  A substantial majority of standby letters of credit outstanding at March 31, 2009 have a term of one year or less.
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
A summary of off-balance-sheet financial instruments follows.

	March 31	December 31
(in thousands)	2009	2008
Loan commitments – revolving	$2,561,420	$2,529,987
Loan commitments – nonrevolving	435,197	519,695
Credit card and personal credit lines	501,964	508,398
Standby and other letters of credit	374,957	417,053

NOTE 17
FAIR VALUE DISCLOSURES
Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, redefined fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The standard also emphasized that fair value is a market-based measurement and not an entity-specific measurement and established a hierarchy to prioritize the inputs that can be used in the fair value measurement process.  The inputs in the three levels of this hierarchy are described as follows:

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

The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Securities available for sale primarily consist of U.S. government agency and agency mortgage-backed debt securities.  The balances exclude nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost, which totaled $58.7 million at March 31, 2009 and $58.8 million at December 31, 2008.

	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3
March 31, 2009
Investment securities available for sale	-	$1,629,070	-
December 31, 2008
Investment securities available for sale	-	$1,670,136	-

Certain assets and liabilities may be measured at fair value on a nonrecurring basis; that is, the instruments are not measured and reported at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances.  To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans to the fair value of the underlying collateral in certain circumstances.   The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $166 million at March 31, 2009 and $163 million at December 31, 2008.  The portion of the allowance for loan losses allocated to these loans totaled $47 million at March 31, 2009 and $34 million at year-end 2008.  The recorded investment in such loans was written down by $19 million during the first quarter of 2009 with a charge against the allowance for loan losses.  The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.

NOTE 18
ACCOUNTING STANDARDS DEVELOPMENTS
In April, 2009, FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, was issued to extend the annual fair value disclosure requirements of SFAS No. 107 to interim periods.  The Company’s first interim disclosures will be made for the second quarter of 2009.
FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was also issued in April 2009.  This FSP establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and expands and increases the frequency of disclosures.  This FSP is also effective for the second quarter of 2009.  Given the current composition of Whitney’s portfolio of debt securities, application of the guidance in this FSP is not expected to materially impact the Company’s financial condition or results of operations.
FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued in June 2008.  This FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method described in SFAS No. 128, Earnings per Share.  Whitney has awarded share-based payments that are considered participating securities under this FSP.  This guidance is effective for financial statements issued for the Company’s 2009 fiscal year and must be applied retrospectively to earnings per share data presented for all prior periods.  Adopting this FSP had no material impact on Whitney’s reported earnings per share.  Note 15 presents information on the calculation of earnings per share for the first quarters of 2009 and 2008.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	2009	2008
(dollars in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
QUARTER-END BALANCE SHEET DATA
Total assets	$12,020,481	$12,380,501	$10,987,447	$11,016,323	$10,781,912
Earning assets	10,908,643	11,209,246	9,943,868	9,955,091	9,882,369
Loans	8,953,307	9,081,850	8,077,775	7,962,543	7,723,508
Investment securities	1,889,161	1,939,355	1,812,025	1,955,692	2,131,446
Noninterest-bearing deposits	3,176,783	3,233,550	2,809,923	2,773,086	2,724,396
Total deposits	9,212,361	9,261,594	8,054,431	8,266,880	8,295,298
Shareholders' equity	1,522,085	1,525,478	1,183,001	1,183,078	1,214,425
AVERAGE BALANCE SHEET DATA
Total assets	$12,159,252	$11,777,922	$10,902,329	$10,838,912	$10,796,496
Earning assets	11,054,605	10,719,892	9,892,165	9,929,683	9,944,709
Loans	9,068,755	8,700,317	8,007,507	7,866,942	7,685,478
Investment securities	1,885,158	1,876,338	1,853,581	2,025,397	2,116,433
Noninterest-bearing deposits	3,150,615	2,975,869	2,771,101	2,747,125	2,647,995
Total deposits	9,119,000	8,646,612	8,230,249	8,220,223	8,377,141
Shareholders' equity	1,533,293	1,264,714	1,192,535	1,213,461	1,229,921
INCOME STATEMENT DATA
Interest income	$132,888	$146,064	$138,439	$139,607	$151,756
Interest expense	21,273	26,524	27,004	28,482	38,211
Net interest income	111,615	119,540	111,435	111,125	113,545
Net interest income (TE)	112,924	120,902	112,601	112,344	114,815
Provision for credit losses	65,000	45,000	40,000	35,000	14,000
Noninterest income	29,266	27,050	25,472	26,174	28,476
Net securities gains in noninterest income	-	-	67	-	-
Noninterest expense	96,848	92,026	89,549	85,590	83,929
Net income (loss)	(11,139)	8,808	7,048	12,874	29,855
Net income (loss) to common shareholders	(15,164)	8,220	7,048	12,874	29,855
KEY RATIOS
Return on average assets	(.37)%	.30%	.26%	.48%	1.11%
Return on average shareholders' equity	(4.96)	2.67	2.35	4.27	9.76
Net interest margin	4.13	4.49	4.53	4.54	4.64
Average loans to average deposits	99.45	100.62	97.29	95.70	91.74
Efficiency ratio	68.11	62.20	64.89	61.79	58.57
Annualized expense to average assets	3.19	3.13	3.29	3.16	3.11
Allowance for loan losses to loans, end of period	2.17	1.77	1.55	1.38	1.19
Annualized net charge-offs to average loans	1.41	.91	1.22	.86	.53
Nonperforming assets to loans plus foreclosed
assets and surplus property, end of period	4.50	3.61	3.15	2.03	1.96
Average shareholders' equity to average assets	12.61	10.74	10.94	11.20	11.39
Tangible common equity to tangible assets, end of period	6.68	6.49	7.89	7.86	8.32
Leverage ratio, end of period	9.47	9.87	8.17	8.27	8.45
COMMON SHARE DATA
Earnings (loss) per share
Basic	$(.22)	$.12	$.11	$.20	$.45
Diluted	(.22)	.12	.11	.20	.45
Cash dividends per share	$.01	$.20	$.31	$.31	$.31
Book value per share, end of period	$18.22	$18.29	$18.49	$18.51	$18.90
Tangible book value per share, end of period	$11.46	$11.48	$13.13	$13.12	$13.51
Trading data
High sales price	$16.16	$26.37	$33.02	$26.32	$27.49
Low sales price	8.17	14.14	13.96	17.85	21.12
End-of-period closing price	11.45	15.99	24.25	18.30	24.79
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income (excluding securities transactions).
The tangible equity to tangible assets ratio is total shareholders' equity less intangible assets into total asset less intangible assets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the Company or Whitney) and its subsidiaries from December 31, 2008 to March 31, 2009 and on their results of operations during the first quarters of 2009 and 2008.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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
The forward-looking statements made in this discussion include, but may not be limited to, (a) the description of Whitney’s participation in the U.S. Treasury’s Capital Purchase Program; (b) comments on conditions impacting certain sectors of the loan portfolio; (c) information about changes in the duration of the investment portfolio with changes in market rates; (d) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (e) discussion of the performance of Whitney’s net interest income assuming certain conditions; (f) comments on the anticipated dividend capacity of the Bank; (g) discussion of factors affecting the growth in certain categories of noninterest income; and (h) comments on expected changes in certain categories of noninterest expense.
Whitney’s ability to accurately project results or to predict the effects of plans or strategies is inherently limited.  Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:
•	the continued deterioration of general economic and business conditions, including the real estate and financial markets, in the United States and in the regions and communities Whitney serves;
•
Whitney’s ability to manage disruptions in the credit and lending markets, included the impact on its business and on the businesses of its customers as well as other financial institutions with which Whitney has commercial relationships;

•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;

•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;
•	the occurrence of natural disasters or acts of war or terrorism that directly or indirectly affect the financial health of Whitney’s customer base;
•	changes in laws and regulations that significantly affect the activities of the banking industry and the Company’s competitive position relative to other financial service providers;
•	those other factors identified and discussed in Whitney’s public filings with the SEC;
•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
•	Whitney’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by the Bank’s customers;
•	Whitney’s ability to effectively expand into new markets;
•	the cost and other effects of material contingencies, including litigation contingencies;
•	the failure to attract or retain key personnel;
•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions; and
•	the effectiveness of Whitney’s responses to unexpected changes.
You are cautioned not to place undue reliance on these forward-looking statements.  Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW OF RECENT TRENDS IN FINANCIAL PERFORMANCE
Whitney recorded a net loss of $11.1 million in the quarter ended March 31, 2009. Including dividends on preferred stock, the loss to common shareholders was $15.2 million or $.22 per diluted common share.  The Company earned $8.2 million, or $.12 per diluted common share, for the fourth quarter of 2008 and $29.9 million, or $.45 per diluted common share, for 2008’s first quarter.

Mergers and Acquisitions
On November 7, 2008, Whitney completed its acquisition of Parish National Corporation (Parish), the parent of Parish National Bank.  Parish National Bank operated 16 banking centers, primarily on the north shore of Lake Pontchartrain and other parts of the metropolitan New Orleans area, and had $771 million in total assets, including a loan portfolio of $606 million, and $636 million in deposits at the acquisition date.  Whitney’s financial statements include the results from these acquired operations since the acquisition date.

Loans and Earning Assets
Total loans at the end of the first quarter of 2009 were down $129 million from December 31, 2008, primarily within the commercial and industrial (C&I) portfolio.  As was anticipated and previously disclosed, economic conditions are restraining loan demand through the early part of 2009.  Whitney continues to fund new credit relationships and renew existing ones, but the level of overall demand has been insufficient to cover paydowns and maturities, including some seasonal reductions from the end of 2008.  This situation is not expected to change over the near term.
Average loans for the first quarter of 2009 were up 4%, or $368 million, compared to the fourth quarter of 2008, and earning assets increased 3%, or $335 million on average, with each increase reflecting mainly the first full-quarter impact of the Parish acquisition.

Deposits and Funding
Deposits at March 31, 2009 decreased less than 1% from December 31, 2008.  Average deposits in the first quarter of 2009 were up 5%, or $472 million, compared to the fourth quarter of 2008, approximately half of which was related to the full quarter impact of Parish.  A campaign targeted at acquiring new households and attracting new business accounts added approximately $200 million in money market accounts during the first quarter of 2009.  Year-end deposit balances included some seasonal inflows.
Demand deposits comprised 35% of total average deposits and funded approximately 28% of average earning assets for the first quarter of 2009 and the percentage of funding from all noninterest-bearing sources totaled 33%, up from 31% in 2008’s fourth quarter.
The balance of short-term borrowings at March 31, 2009, was down 29%, or $368 million, from year-end 2008, reflecting restrained loan demand, a decrease in short-term investments and some reduced liquidity in the customer base using one of Whitney’s treasury-management sweep products.

Net Interest Income
Whitney’s net interest income (TE) for the first quarter of 2009 decreased 7%, or $8.0 million, compared to the fourth quarter of 2008.  The fewer days in the current period would have caused a reduction of approximately $1.8 million, other factors held constant.  Average earning assets grew 3% between these periods, while the net interest margin (TE) compressed by 36 basis points to 4.13%.  The net interest margin in the fourth quarter of 2008 benefited an estimated 30 basis points from the abnormally wide spreads between LIBOR and other benchmark rates used to reset variable-rate loans.  This benefit was reduced as the LIBOR spreads trended closer to historical relationships in the early part of 2009.  Rate floors on an increasing percentage of variable rate loans partially offset the impact of the reduced spreads and the overall lower rate environment.

Provision for Credit Losses and Credit Quality
Whitney provided $65.0 million for credit losses in the first quarter of 2009, compared to $45.0 million in 2008’s fourth quarter.  Net loan charge-offs in 2009’s first quarter were $31.9 million or 1.41% of average loans on an annualized basis, compared to $19.7 million, or .91%, in the fourth quarter of 2008.  The allowance for loan losses increased $33.1 million during the current quarter and represented 2.17% of total loans at March 31, 2009, up from 1.77% at year end 2008.
The total of loans criticized through the Company’s credit risk-rating process was $883 million at March 31, 2009, which represented 10% of total loans and a net increase of $113 million from December 31, 2008.  Of the total increase, $62 million came from C&I credits from a variety of industries mainly in Louisiana and Texas.  Criticized commercial real estate (CRE) loans increased $43 million from the end of 2008, with the majority from Florida markets and concentrated in loans secured by either income-producing properties or owner-user properties. Loans for residential development, investment or other residential purposes comprised approximately 36% of the criticized loan total at March 31, 2009, over half of which were from Whitney’s Florida markets.
Continuing weaknesses in residential-related real estate markets, primarily in Whitney’s Florida markets, accounted for approximately $26 million of the provision for credit losses for the first quarter of 2009.  These loans, which are mainly for residential development or for rental operations, also accounted for $20 million of the gross charge-offs in 2009’s first quarter.   Loans for CRE development or investment accounted for approximately $12 million of the provision, mainly related to further deterioration of previously criticized loans in the Tampa, Florida area.  Problem C&I credits, mainly in Louisiana and Texas, added approximately $10 million to the provision for the first quarter of 2009.  Management added another $10 million to the allowance and provision based on its assessment of current economic conditions and the regular qualitative and quantitative periodic reassessment of loss factors.

Noninterest Income
Noninterest income for the first quarter of 2009 increased 8%, or $2.2 million, compared to the fourth quarter of 2008.  Deposit service charge income was up 7%, or $.7 million, on higher commercial account fees and the full quarter impact of Parish.  Fee income from Whitney’s secondary mortgage market operations grew 37%, or $.5 million, driven by refinancing activity and Parish’s operations.  A seasonal decline in bank card fees compared to the fourth quarter of 2008 was offset by moderate growth from several other recurring revenue sources included in other noninterest income.  Other noninterest income for the first quarter of 2009 also included the $1.0 million distribution from one of the Company’s grandfathered assets.

Noninterest Expense
Total noninterest expense for the first quarter of 2009 increased $4.8 million from 2008’s fourth quarter.  An $8.9 million increase in total personnel expense was partly offset by a $1.2 million reduction in legal and professional fees and a $3.3 million reduction in other noninterest expense items.
Personnel expense for the fourth quarter of 2008 included reductions in management bonus and sales-based incentive plan compensation, which were based on updated performance estimates.  The change in these two compensation categories made up $3.0 million of the $3.9 million increase in employee compensation from 2008’s fourth quarter, with the remainder reflecting the full quarter impact of Parish and normal salary adjustments.  Employee benefits expense increased $5.1 million from the fourth quarter of 2008.  In addition to the normal rise in payroll taxes at the beginning of each year and the impact of Parish, this increase was related mainly to higher pension and other retirement benefit plan costs for 2009, as well as some fourth quarter benefit expense reductions on plan amendments.
The decline in legal and other professional fees reflected mainly $1.2 million of professional services in the fourth quarter of 2008 for the Parish system conversion.
The overall decrease in other noninterest expense categories was partly due to a $1.9 million charge during the fourth quarter of 2008 related to the planned closure of certain branch facilities in early 2009 that was approved as part of the ongoing implementation of Whitney’s strategic plan.  Declines in various other recurring expense categories helped offset a $1.6 million increase in FDIC insurance expense from the new higher rate structure introduced for 2009.

U.S. Treasury Department Capital Purchase Program
On December 19, 2008, Whitney issued 300,000 shares of senior preferred stock to the U.S. Department of Treasury (Treasury) under the Capital Purchase Program (CPP) that was established as part of the Emergency Economic Stabilization Act of 2008 (EESA).  Treasury also received a ten-year warrant to purchase 2,631,579 shares of common stock at an exercise price of $17.10 per share.  The aggregate proceeds were $300 million, and the total capital raised qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios. The terms of the senior preferred stock and warrant are more fully described in Note 17 to the consolidated financial statements located in Item 8 of the Company’s annual report on Form 10-K, including certain restrictions on the Company’s ability to pay common dividends or repurchase stock.  Further, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP.  The Company cannot predict whether, or in what form, additional terms or conditions may be imposed or the extent to which the Company’s business may be affected by such changes.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at the end of the first quarter of 2009 were down $129 million from December 31, 2008, primarily within the commercial and industrial (C&I) portfolio.  As was anticipated and previously disclosed, economic conditions are restraining loan demand through the early part of 2009.  Whitney continues to fund new credit relationships and renew existing ones, but the level of overall demand has been insufficient to cover paydowns and maturities, including some seasonal reductions from the end of 2008.  This situation is not expected to change over the near term.
The portfolio total at March 31, 2009 was up 16%, or $1.23 billion, from March 31, 2008, with approximately half of this increase from the Parish acquisition.  Loan demand and customer development activity in Whitney’s Texas and Louisiana markets were the major contributors to the organic loan growth over this period, with additional support coming from the Alabama/Mississippi market.  Loans serviced from Whitney’s operations in Houston, Texas grew by 26%, those serviced in Louisiana markets were up 6% excluding Parish, and the Alabama/Mississippi market gained 8%.  The Florida-based portfolio was down close to 2% year over year, with market conditions continuing to restrain loan demand from the state.
Table 1 shows loan balances by type of loan at March 31, 2009 and at the end of the four prior quarters.  Table 2 distributes the loan portfolio as of March 31, 2009 by the geographic region from which the loans are serviced.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each, as well as recent changes.

TABLE 1. LOANS
	2009	2008
	March	December	September	June	March
( in millions)	31	31	30	30	31
Commercial & industrial	$3,328	$3,436	$3,101	$3,087	$2,897
Commercial real estate:
Construction, land & land development	1,880	1,888	1,682	1,629	1,706
Other commercial real estate	2,292	2,269	1,930	1,908	1,827
Total commercial real estate	4,172	4,157	3,612	3,537	3,533
Residential mortgage	1,046	1,079	1,003	983	950
Consumer	407	410	362	356	344
Total loans	$8,953	$9,082	$8,078	$7,963	$7,724

The portfolio of C&I loans decreased 3%, or $108 million, between year-end 2008 and March 31, 2009, reflecting economic conditions and seasonal reductions as noted above.  The C&I portfolio sector was up 15%, or $431 million, compared to the end of 2008’s first quarter, with only a limited contribution from the Parish acquisition.  This year-over-year growth was concentrated in Whitney’s Houston, Texas market and Louisiana markets, including strong growth from customers in the oil and gas (O&G) industry.  In addition to the O&G industry, the C&I portfolio is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial services, and professional services.
Loans outstanding to oil and gas (O&G) industry customers represented approximately 12% of total loans at March 31, 2009, consistent with year-end 2008.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  Loans outstanding to the exploration and production (E&P) sector comprised approximately 29% of the O&G portfolio at March 31, 2009, with the majority related to natural gas production based on measures of collateral support.  Management continues to monitor the impact of the significant slowdown in global economic activity on commodity prices and has made what it believes to be appropriate adjustments to Whitney’s credit underwriting guidelines with respect to O&G loans and the management of existing relationships.
Outstanding balances under participations in larger shared-credit loan commitments totaled $810 million at the end of 2009’s first quarter, compared to $772 million outstanding at year-end 2008.  The total at March 31, 2009 included approximately $350 million related to the O&G industry.  Substantially all of the shared credits are with customers operating in Whitney’s market area.
The commercial real estate (CRE) portfolio includes loans for construction and land development and investment, both commercial and residential, loans secured by multi-family residential properties and other income-producing properties, and loans secured by properties used by owners in C&I operations.  Table 2 presents information on the components and geographic distribution of the CRE portfolio.

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT MARCH 31, 2009
					Total	Percent	Total	Percent
				Alabama/	Mar. 31	of	Dec. 31	of
(dollars in millions)	Louisiana	Texas	Florida	Miss.	2009	total	2008	total
Commercial & industrial	$2,286	$659	$106	$277	$3,328	37%	$3,436	38%
Commercial real estate:
Residential construction	99	80	56	30	265	3	274	3
Commercial construction,
land & land development	533	428	414	240	1,615	18	1,614	18
Other CRE – owner-user	653	104	210	74	1,041	12	1,015	11
Other CRE – nonowner-user	620	169	315	147	1,251	14	1,254	14
Total commercial real estate	1,905	781	995	491	4,172	47	4,157	46

Residential mortgage	581	137	203	125	1,046	12	1,079	12
Consumer	281	21	66	39	407	4	410	4
Total	$5,053	$1,598	$1,370	$932	$8,953	100%	$9,082	100%
Percent of total	57%	18%	15%	10%	100%

The CRE portfolio sector showed little net growth during the first quarter of 2009 compared to year-end 2008.   Project financing is an important component of the CRE portfolio sector.  Management expects that the economic uncertainty during the current recession will slow the availability of new creditworthy CRE projects throughout Whitney’s market area and limit the potential for any growth in this portfolio sector in 2009.  The CRE portfolio sector grew 18%, or $639 million, from March 31, 2008, mainly from the Parish acquisition.  Organic growth over this period was mainly in the Houston, Texas market, with a smaller contribution from the Alabama/Mississippi market, and involved a variety of retail, commercial and industrial facilities, as well as some multi-family residential development.
The residential mortgage loan portfolio declined $33 million from the end of 2008 to March 31, 2009, reflecting in part the impact of attractive refinancing opportunities in the low rate environment.  The 10%, or $96 million, growth in this portfolio category from a year earlier was largely related to the Parish acquisition.  The Bank continues to sell most conventional residential mortgage loan production in the secondary market.

Credit Risk Management and Allowance and Reserve for Credit Losses

General Discussion of Credit Risk Management and Determination of Credit Loss Allowance and Reserve
Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by the Bank’s Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company.  Lending officers are primarily responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines.  An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting processes.
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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
The total of loans criticized through the Company’s credit risk-rating process was $883 million at March 31, 2009, which represented 10% of total loans and a net increase of $113 million from December 31, 2008.  Table 3 shows the composition of criticized loans at March 31, 2009, distributed by the geographic region from which the loans are serviced.

TABLE 3. CRITICIZED LOANS AT MARCH 31, 2009
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Commercial & industrial	$73	$70	$11	$20	$174	5%
Commercial real estate:
Residential construction	10	11	27	1	49	18%
Commercial construction,
land & land development	47	27	193	32	299	19%
Other CRE – owner-user	49	13	40	17	119	11%
Other CRE – nonowner-user	42	10	70	15	137	11%
Total commercial real estate	148	61	330	65	604	14%
Residential mortgage	30	6	44	13	93	9%
Consumer	6	-	4	2	12	3%
Total	$257	$137	$389	$100	$883	10%
Percent of regional loan total	5%	9%	28%	11%	10%

Of the total increase of $113 million in criticized loans during the first quarter of 2009, $62 million came from C&I credits from a variety of industries mainly in Louisiana and Texas.  Criticized CRE loans increased $43 million from the end of 2008, with the majority from Florida markets and concentrated in loans secured by either income-producing properties or properties used in C&I operations.  The overall increase in criticized loans included $36 million related to the O&G industry and $8 million related to the hospitality sector, although management does not currently believe the stresses on these industries will have a significant impact on Whitney’s overall credit quality metrics.
Loans for residential development, investment or other residential purposes comprised approximately 36% of the criticized loan total at March 31, 2009, over half of which were from Whitney’s Florida markets.  CRE loans on nonresidential investment or income-producing properties accounted for approximately 30% of the criticized total, with the majority again concentrated in the Florida markets.  Criticized CRE loans secured by properties used in the borrower’s business operations represented 13% of the criticized total at March 31, 2009, and loans to C&I relationships comprised 20%, with no significant concentrations related to industries or markets.  Although management has not identified any systemic portfolio credit issues apart from the real estate problems primarily concentrated in Florida, as the recessionary conditions in the overall economy continue, it is monitoring closely the impact on the operations of borrowers in the tourism and energy industries and on the performance of the CRE loan portfolio secured by income-producing properties in all markets.
Included in the total of criticized loans at March 31, 2009 was $366 million of nonperforming loans, which is up a net $65 million from December 31, 2008.  Over half of the nonperforming loans at March 31, 2009 were residential-related real estate credits, heavily concentrated in Whitney’s Florida markets.  The Florida market accounted for 66% of total nonperforming loans at the end of the most recent quarter, followed by 23% from Louisiana.

Table 4 provides information on nonperforming loans and other nonperforming assets at March 31, 2009 and at the end of the previous four quarters.  Whitney will continue to evaluate all opportunities to dispose of nonperforming assets as quickly as possible, including consideration of the trade-offs between current disposal prices and the carrying costs and management challenges of longer-term resolution.

TABLE 4. NONPERFORMING ASSETS
	2009	2008
	March	December	September	June	March
(dollars in thousands)	31	31	30	30	31
Loans accounted for on a nonaccrual basis	$366,249	$301,095	$235,136	$147,383	$139,371
Restructured loans accruing	-	-	-	-	-
Total nonperforming loans	366,249	301,095	235,136	147,383	$139,371
Foreclosed assets and surplus property	38,781	28,067	19,597	14,524	11,980
Total nonperforming assets	$405,030	$329,162	$254,733	$161,907	$151,351
Loans 90 days past due still accruing	$30,564	$16,101	$6,145	$7,490	$3,059
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	4.50%	3.61%	3.15%	2.03%	1.96%
Allowance for loan losses to
nonperforming loans	53.02	53.51	53.32	74.54	65.80
Loans 90 days past due still accruing to loans	.34	.18	.08	.09	.04

Table 5 recaps activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments for the first quarters of 2009 and 2008.  The overall allowance for loan losses increased $33.1 million during the first quarter of 2009, reflecting mainly the change in the component of the allowance for criticized loans, including the impact of the qualitative and quantitative regular periodic reassessment of loss factors.
Continuing weaknesses in the residential-related real estate markets, primarily in Whitney’s Florida markets, accounted for approximately $26 million of the provision for credit losses for the first quarter of 2009, compared with $25 million for the fourth quarter of 2008.  These loans, which are mainly for residential development or for rental operations, also accounted for $20 million of the gross charge-offs in 2009’s first quarter.  Loans for CRE development or investment accounted for approximately $12 million of the provision and $8 million of charge-offs in the current quarter, mainly related to further deterioration of previously criticized loans in the Tampa, Florida area.  Problem C&I credits, mainly in Louisiana and Texas, added approximately $10 million to the provision and $3 million to charge-offs for the first quarter of 2009.
It is uncertain when sufficient demand will return to depressed residential real estate markets to establish a solid floor on prices and stimulate renewed development.  This, when coupled with the uncertainties arising from the national recession and weak global economic conditions, makes it difficult for management to predict when the level of criticized loans will stabilize or retreat.  In this current economic environment, the periodic estimate of inherent losses for this portfolio segment may be volatile.

TABLE 5. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended
	March 31
(dollars in thousands)	2009	2008
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$161,109	$87,909
Provision for credit losses	65,000	14,000
Loans charged off:
Commercial & industrial	(2,964)	(4,793)
Commercial real estate:
Construction, land & land development	(22,148)	(1,652)
Other commercial real estate	(1,612)	(1,636)
Total commercial real estate	(23,760)	(3,288)
Residential mortgage	(5,161)	(2,102)
Consumer	(1,944)	(859)
Total charge-offs	(33,829)	(11,042)
Recoveries on loans previously charged off:
Commercial & industrial	1,030	518
Commercial real estate:
Construction, land & land development	120	3
Other commercial real estate	25	8
Total commercial real estate	145	11
Residential mortgage	330	79
Consumer	394	233
Total recoveries	1,899	841
Net loans charged off	(31,930)	(10,201)
Allowance at end of period	$194,179	$91,708
Ratios:
Allowance for loan losses to loans at period end	2.17%	1.19%
Annualized net charge-offs to average loans	1.41	.53
Annualized gross charge-offs to average loans	1.49	.57
Recoveries to gross charge-offs	5.61	7.62
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$800	$1,300
Provision for credit losses	-	-
Reserve at end of period	$800	$1,300

INVESTMENT SECURITIES
The investment securities portfolio balance of $1.89 billion at March 31, 2009 was down $50 million, or 3%, from year-end 2008.  Securities with carrying values of $1.49 billion at March 31, 2009 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.  Average investment securities in the current quarter were little changed from the fourth quarter of 2008.  The composition of the average portfolio of investment securities and effective yields are shown in Table 9.

Mortgage-backed securities issued or guaranteed by U.S. government agencies continued to be the main component of the portfolio, comprising 80% of the total at March 31, 2009.  The duration of the overall investment portfolio was 1.4 years at March 31, 2009 and would extend to 3.5 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2008, the portfolio’s estimated duration was 1.6 years.
Securities available for sale made up the bulk of the total investment portfolio at March 31, 2009.  Available-for-sale securities are carried at fair value, and the balance reported at March 31, 2009 reflected gross unrealized gains of $41.3 million and only minimal unrealized losses.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Total deposits at March 31, 2009 decreased less than 1% from December 31, 2008, but were up 11%, or $917 million, from March 31, 2008.  The Parish acquisition on November 7, 2008 added approximately $636 million of deposits.
Table 6 shows the composition of deposits at March 31, 2009, and at the end of the previous four quarters.  Table 9 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the first quarter of 2009 and the fourth and first quarters of 2008.

TABLE 6. DEPOSIT COMPOSITION
	2009		2008
(dollars in millions)	March 31		December 31		September 30		June 30		March 31
Noninterest-bearing
demand deposits	$3,177	35%	$3,234	35%	$2,810	35%	$2,773	34%	$2,724	33%
Interest-bearing deposits:
NOW account deposits	1,179	13	1,281	14	959	12	1,033	12	1,068	13
Money market deposits	1,494	16	1,307	14	1,158	14	1,204	15	1,242	15
Savings deposits	917	10	909	10	897	11	939	11	925	11
Other time deposits	861	9	876	9	714	9	729	9	773	9
Time deposits
$100,000 and over	1,584	17	1,655	18	1,516	19	1,589	19	1,563	19
Total interest-bearing	6,035	65	6,028	65	5,244	65	5,494	66	5,571	67
Total	$9,212	100%	$9,262	100%	$8,054	100%	$8,267	100%	$8,295	100%

Noninterest-bearing demand deposits comprised 35% of total deposits at March 31, 2009, consistent with the level at year-end 2008 and up from 33% at the end of the first quarter of 2008.  Toward the end of the first quarter of 2009, the Bank launched a campaign around a special money market deposit product to attract new personal and business accounts.  By March 31, 2009, this campaign had added approximately $200 million to deposits.  Deposits at year-end 2008 had included some seasonal inflows that were concentrated in NOW accounts.

Time deposits at March 31, 2009 were down 3%, or $86 million, compared to year-end 2008.  Customers held $313 million of funds in treasury-management time deposit products at March 31, 2009, down $84 million from the total held at December 31, 2008.  These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile.  Competitively bid public funds time deposits totaled approximately $289 million at the end of the first quarter of 2009, which was up $27 million from year-end 2008.  Treasury-management deposits and public funds deposits serve partly as an alternative to Whitney’s other short-term borrowings.
The balance of short-term borrowings at March 31, 2009, was down 29%, or $368 million, from year-end 2008.  The main source of short-term borrowing continued to be the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.  Borrowings from customers under securities repurchase agreements totaled $644 million at March 31, 2009, which was down $135 million from December 31, 2008.  Similar to Whitney’s treasury-management deposit products, this source of funds can be volatile.  Other short-term borrowings, which include purchased federal funds and short-term Federal Home Loan Bank (FHLB) advances, decreased $233 million from year-end 2008, reflecting reductions in both loans and short-term investments.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.52 billion at March 31, 2009, which represented a $3.4 million decrease from the end of 2008.  The $11.1 million net loss for the first quarter of 2009 was partly offset by a $9.1 million increase in other comprehensive income that reflected mainly a net unrealized holding gain on securities available for sale.  The Company declared a nominal dividend of $.01 per share to common shareholders for the first quarter of 2009.  The common dividend rate will be reassessed quarterly in light of credit quality trends, expected earnings performance, limitations resulting from Treasury’s CPP, and the Bank’s capacity to declare and pay dividends to the Company.  Preferred dividends totaled $1.8 million for the first quarter of 2009.
Whitney’s ability to pay common dividends is limited by its participation in the Treasury’s CPP.  Prior to December 19, 2011, unless the Company has redeemed the preferred stock issued to the Treasury in the CPP or the Treasury has transferred the preferred stock to a third party, Whitney cannot increase its quarterly common dividend above $.31 per share.  Furthermore, if Whitney is not current in the payment of quarterly dividends on the preferred stock, it cannot pay dividends on its common stock.
Table 7 presents information on Whitney’s regulatory capital ratios.  The capital raised through Treasury’s investment in the preferred stock and common stock warrants qualifies as Tier 1 capital.  Tier 2 regulatory capital includes $150 million in subordinated notes payable issued by the Bank.  The decrease in risk-weighted assets from the end of 2008 mainly reflected a reduction in both outstanding loans and in certain credit-related commitments that are converted to assets for risk-based capital calculations.

TABLE 7. RISK-BASED CAPITAL AND CAPITAL RATIOS
	March 31	December 31
(dollars in thousands)	2009	2008
Tier 1 regulatory capital	$1,108,201	$ 1,118,842
Tier 2 regulatory capital	277,376	280,103
Total regulatory capital	$1,385,577	$1,398,945
Risk-weighted assets	$10,139,382	$10,393,894
Ratios
Leverage (Tier 1 capital to average assets)	9.47%	9.87%
Tier 1 capital to risk-weighted assets	10.93	10.76
Total capital to risk-weighted assets	13.67	13.46
Tangible common equity to tangible assets	6.68	6.49
Total shareholders’ equity to total assets	12.66	12.32

The minimum capital ratios for both the Company and the Bank are generally 4% leverage, 4% Tier 1 capital and 8% total capital.  Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  For a bank to qualify as well-capitalized under the regulatory framework for prompt corrective supervisory action, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes. Both the Company and the Bank satisfied the capital criteria to be categorized as “well-capitalized” at March 31, 2009.
Management continues to monitor changes in the terms and conditions associated with the CPP as well as projections for the economy.  If developments occur that alter management’s previous conclusions regarding the benefits of participating in the CPP, the Company will consider all options available to redeem the preferred stock and warrants issued to the Treasury.

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
Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization.  At March 31, 2009, securities available for sale with a carrying value of $1.31 billion, out of a total portfolio of $1.69 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in the first quarter of 2009.
In October 2008, the FDIC temporarily increased deposit insurance coverage limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009 and offered to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts and certain other specified deposits over the same period.  Whitney elected to participate in the unlimited coverage program.  These steps were taken as part of the federal government’s response to the recent severe disruption in the credit markets and were designed to support deposit retention and to enhance the liquidity of the nation’s insured depository institutions and thereby assist in stabilizing the overall economy; however, there is no assurance these steps will be successful.
Wholesale funding currently used by the Bank includes FHLB advances and federal funds purchased from upstream correspondents.  The unused borrowing capacity from the FHLB at March 31, 2009 totaled approximately $1.9 billion and is secured by a blanket lien on loans secured by real estate.  The Bank may also borrow from the Federal Reserve Discount Window and had a borrowing capacity at March 31, 2009 of approximately $1.1 billion, based on collateral pledged.  In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this ability to date.
The Company elected to participate in the Treasury’s TLG Program that provides an FDIC guarantee for all senior unsecured debt with stated maturities in excess of 30 days which is issued between October 14, 2008 and June 30, 2009. The guarantees will expire no later than June 30, 2012.  The Bank is eligible to issue up to approximately $200 million of guaranteed debt under the program, but none had been issued as of March 31, 2009.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first quarter of 2009 and 2008.
Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred.  There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company.  Through the end of 2009, the Bank’s dividend capacity will be limited to its current net income, absent regulatory approval to exceed this amount.  At March 31, 2009, the Company had approximately $32.3 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.  For the first quarter of 2009, Whitney reduced its quarterly common dividend to $.01 per share.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2008.  The most significant obligations included long-term debt service, operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.  There have been no material changes in contractual obligations from year-end 2008 through the end of first quarter of 2009.

OFF-BALANCE-SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 8 schedules these commitments as of March 31, 2009 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 8. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from March 31, 2009
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,561,420	$1,901,816	$372,924	$283,306	$3,374
Loan commitments – nonrevolving	435,197	259,924	172,159	3,114	-
Credit card and personal credit lines	501,964	501,964	-	-	-
Standby and other letters of credit	374,957	274,504	42,409	58,044	-
Total	$3,873,538	$2,938,208	$587,492	$344,464	$3,374

Revolving loan commitments are issued primarily to support commercial activities.  The availability of funds under revolving loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions.  A number of such commitments are used only partially or, in some cases, not at all before they expire.  Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates, and many lines remain partly or wholly unused.  Unfunded balances on revolving loan commitments and credit lines should not be used to project actual future liquidity requirements.  Nonrevolving loan commitments are issued mainly to provide financing for the acquisition and development or construction of real property, both commercial and residential, although not all are expected to lead to permanent financing by the Bank.  Expectations about the level of draws under all credit-related commitments, including the prospect of temporarily increased levels of draws on back-up commercial facilities during periods of disruption in the credit markets, are incorporated into the Company’s liquidity and asset/liability management models.
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors.  Historically, the Bank has had minimal calls to perform under standby agreements.  Certain public financing arrangements supported by letters of credit from the Bank are structured as variable-rate demand notes that are periodically remarketed to reset the interest rate.  The recent disruption in credit markets led to unsuccessful remarketing efforts for some of these public financings.  To assist its customers, the Bank purchased the underlying instruments until credit market conditions improve sufficiently to restart remarketing efforts or the instruments are refinanced under new arrangements.  Such purchases totaled approximately $33 million as of March 31, 2009, and outstanding letters of credit supporting variable-rate demand notes totaled approximately $97 million.

ASSET/LIABILITY MANAGEMENT
The objective of the Company’s asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The sensitivity is measured against the results of a base simulation run that uses forecasts of earning assets and funding sources as of the measurement date and that assumes a stable rate environment and structure.  Based on the simulation run at March 31, 2009, annual net interest income (TE) would be expected to increase $4.6 million, or 1.0%, if interest rates instantaneously increased from current rates by 100 basis points.  A comparable simulation run as of December 31, 2008 produced results that indicated a positive impact on net interest income (TE) of $10.3 million, or 2.1%, from a 100 basis point rate increase. Although these results both indicate that Whitney is moderately asset sensitive over the near term, the extent of the sensitivity to rising market rates has been partially muted by the increased use of rate floors on variable-rate loans and the extent to which these floors exceed the indexed rate in the current low rate environment.  The simulation assuming a 100 basis point decrease from current rates was suspended at both March 31, 2009 and December 31, 2008 in light of the rate environment.  The results of the December 31, 2008 simulation reflect adjustments to the underlying model in light of the unusually low rate environment and they differ from those previously disclosed.
The actual impact that changes in interest rates have on net interest income will depend on a number of factors.  These factors include Whitney’s ability to achieve any expected growth in earning assets and to maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing when assets and liabilities reprice, the magnitude of interest rate changes and corresponding movement in interest rate spreads, and the level of success of asset/liability management strategies that are implemented.

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the first quarter of 2009 decreased 7%, or $8.0 million, compared to the fourth quarter of 2008.  The fewer days in the current period would have caused a reduction of approximately $1.8 million, other factors held constant.  Average earning assets grew 3% between these periods, while the net interest margin (TE) compressed by 36 basis points to 4.13%.  Net interest income (TE) for the first quarter of 2009 was down 2%, or $1.9 million, compared to the first quarter of 2008.  Average earning assets increased 11%, or $1.11 billion, with approximately $600 million associated with the Parish acquisition.  The net interest margin (TE) in the first quarter of 2009 was down 51 basis points from the year-earlier period.  Tables 9 and 10 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets decreased 57 basis points from the fourth quarter of 2008 and 127 basis points from the first quarter 2008.  The declines mainly reflected a reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio.  Loan yields (TE) in the first quarter of 2009 declined 68 basis points from 2008’s fourth quarter and 160 basis points from the first quarter of 2008.  The rates on approximately 30%, or $2.6 billion, of the loan portfolio at March 31, 2009 vary based on LIBOR benchmarks, with another 27%, or $2.4 billion, tied to prime.  The net interest margin in the fourth quarter of 2008 benefited an estimated 30 basis points from the abnormally wide spreads between LIBOR and other benchmark rates used to reset variable-rate loans.  This benefit was reduced as the LIBOR spreads trended closer to historical relationships in the early part of 2009.  Rate floors on approximately 40% of variable rate loans partially offset the impact of the reduced spreads in the first quarter of 2009 and overall lower rate environment.
The rising level of nonaccruing loans has also reduced net interest income and lowered the effective yield.  Nonaccruing loans reduced Whitney’s net interest margin by an estimated 19 basis points for the first quarter of 2009, which was approximately 10 basis points more than the impact on the margin for the first quarter of 2008.
Loans, which in Table 9 include loans held for sale, comprised 82% of average earning assets in the first quarter of 2009, up from 81% in 2008’s fourth quarter and 77% in the year-earlier period.  The Parish acquisition was the main factor behind this favorable shift in the earning asset mix.

TABLE 9. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)	First Quarter 2009			Fourth Quarter 2008			First Quarter 2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$ 9,102,056	$112,022	4.99%	$ 8,714,430	$124,253	5.67%	$ 7,700,842	$126,212	6.59%
Mortgage-backed securities	1,506,143	17,211	4.57	1,469,364	17,588	4.79	1,496,203	17,799	4.76
U.S. agency securities	104,858	1,122	4.28	116,753	1,299	4.45	289,779	2,895	4.00
U.S. Treasury securities	-	-	-	2,018	18	3.65	-	-	-
Obligations of states and political
subdivisions (TE)	211,580	3,146	5.95	229,857	3,442	5.99	295,513	4,345	5.88
Other securities	62,577	518	3.31	58,346	568	3.89	34,938	504	5.77
Total investment securities	1,885,158	21,997	4.67	1,876,338	22,915	4.89	2,116,433	25,543	4.83
Federal funds sold and
short-term investments	67,391	178	1.07	129,124	258.79		127,434	1,271	4.01
Total earning assets	11,054,605	$134,197	4.91%	10,719,892	$147,426	5.48%	9,944,709	$153,026	6.18%
NONEARNING ASSETS
Other assets	1,279,540			1,202,481			941,048
Allowance for loan losses	(174,893)			(144,451)			(89,261)
Total assets	$12,159,252			$11,777,922			$10,796,496

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 1,256,389	$ 1,166.38%		$ 1,076,260	$ 1,221.45%		$ 1,112,665	$ 2,376.86%
Money market deposits	1,313,965	2,213.68		1,216,300	2,920.95		1,255,306	4,994	1.60
Savings deposits	908,182	361.16		916,064	725.31		904,566	1,388.62
Other time deposits	870,547	5,320	2.48	834,400	5,682	2.71	791,565	7,393	3.76
Time deposits $100,000 and over	1,619,302	8,446	2.12	1,627,719	9,859	2.41	1,665,044	14,258	3.44
Total interest-bearing deposits	5,968,385	17,506	1.19	5,670,743	20,407	1.43	5,729,146	30,409	2.13
Short-term borrowings	1,203,813	1,278.43		1,570,987	3,651.92		883,001	5,324	2.43
Long-term debt	183,311	2,489	5.43	164,263	2,466	6.00	164,915	2,478	6.01
Total interest-bearing liabilities	7,355,509	$21,273	1.17%	7,405,993	$26,524	1.43%	6,777,062	$38,211	2.27%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,150,615			2,975,869			2,647,995
Other liabilities	119,835			131,346			141,518
Shareholders' equity	1,533,293			1,264,714			1,229,921
Total liabilities and
shareholders' equity	$12,159,252			$11,777,922			$10,796,496

Net interest income and margin (TE)		$112,924	4.13%		$120,902	4.49%		$114,815	4.64%
Net earning assets and spread	$3,699,096		3.74%	$3,313,899		4.05%	$3,167,647		3.91%
Interest cost of funding earning assets			.78%			.99%			1.54%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $331,348, $258,565 and $131,241, respectively, in the first quarter of 2009 and the fourth and first quarters of 2008.

TABLE 10. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	First Quarter 2009 Compared to:
	Fourth Quarter 2008			First Quarter 2008
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease )	Volume	Yield/Rate	(Decrease )
INTEREST INCOME (TE)
Loans (TE)	$4,739	$(16,970)	$ (12,231)	$20,271	$(34,461)	$(14,190)
Mortgage-backed securities	432	(809)	(377)	117	(705)	(588)
U.S. agency securities	(129)	(48)	(177)	(1,965)	192	(1,773)
U.S. Treasury securities	(9)	(9)	(18)	-	-	-
Obligations of states and political
subdivisions (TE)	(272)	(24)	(296)	(1,248)	49	(1,199)
Other securities	39	(89)	(50)	288	(274)	14
Total investment securities	61	(979)	(918)	(2,808)	(738)	(3,546)
Federal funds sold and
short-term investments	(149)	69	(80)	(427)	(666)	(1,093)
Total interest income (TE)	4,651	(17,880)	(13,229)	17,036	(35,865)	(18,829)

INTEREST EXPENSE
NOW account deposits	175	(230)	(55)	274	(1,484)	(1,210)
Money market deposits	207	(914)	(707)	223	(3,004)	(2,781)
Savings deposits	(6)	(358)	(364)	6	(1,033)	(1,027)
Other time deposits	202	(564)	(362)	674	(2,747)	(2,073)
Time deposits $100,000 and over	(57)	(1,356)	(1,413)	(386)	(5,426)	(5,812)
Total interest-bearing deposits	521	(3,422)	(2,901)	791	(13,694)	(12,903)
Short-term borrowings	(722)	(1,651)	(2,373)	1,451	(5,497)	(4,046)
Long-term debt	270	(247)	23	261	(250)	11
Total interest expense	69	(5,320)	(5,251)	2,503	(19,441)	(16,938)
Change in net interest income (TE)	$4,582	$(12,560)	$(7,978)	$14,533	$(16,424)	$ (1,891)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

The overall cost of funds for the first quarter of 2009 decreased 21 basis points from the fourth quarter of 2008 and 76 basis points from the first quarter of 2008, reflecting mainly the impact of the low rate environment on both deposit and short-term borrowing rates.  The overall cost of interest-bearing deposits was down 94 basis points between the first quarters of 2008 and 2009, with the cost of the more rate sensitive time deposits down 130 basis points.  Short-term borrowing costs decreased 200 basis points over this same period.  Noninterest-bearing demand deposits funded approximately 29% of average earning assets for the first quarter of 2009, and the percentage of funding from all noninterest-bearing sources totaled 33%.  The current funding mix was favorable in comparison to both the fourth quarter of 2008 and the year-earlier period.

PROVISION FOR CREDIT LOSSES
Whitney provided $65.0 million for credit losses in the first quarter of 2009, compared to $45.5 million in 2008’s fourth quarter and $14.0 million in the first quarter of 2008.  Net loan charge-offs in 2009’s first quarter were $31.9 million or 1.41% of average loans on an annualized basis, compared to $19.7 million in the fourth quarter of 2008 and $10.2 million in the first quarter of 2008.  The allowance for loan losses increased $33.1 million during the current quarter and represented 2.17% of total loans at March 31, 2009, up from 1.77% at year end 2008 and 1.19% a year earlier.
Continuing weaknesses in the residential real estate markets, primarily in Whitney’s Florida markets, accounted for approximately $26 million of the provision for the first quarter of 2009, compared with $25 million for the fourth quarter of 2008.  These loans, which are mainly for residential development or for rental operations, also accounted for $20 million of the gross charge-offs in 2009’s first quarter.  Loans for CRE development or investment accounted for approximately $12 million of the provision and $8 million of charge-offs in the current quarter, related mainly to further deterioration of previously criticized loans in the Tampa, Florida area.  Problem C&I credits, mainly in Louisiana and Texas, added approximately $10 million to the provision and $3 million to charge-offs for the first quarter of 2009.  Management added another $10 million to the allowance and provision based on its assessment of current economic conditions and the regular qualitative and quantitative periodic reassessment of loss factors.
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

NONINTEREST INCOME
Noninterest income increased $.8 million from the first quarter of 2008 to a total of $29.3 million in 2009’s first quarter.  In the first quarter of 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of a portion of its Visa shares in connection with Visa’s restructuring and initial public offering, as discussed in Note 13 to the consolidated financial statements.  Excluding this gain, noninterest income for the first quarter of 2009 was up 12%, or $3.1 million, from the first quarter of 2008, with over half associated with Parish’s operations.
Deposit service charge income in the first quarter of 2009 was up 21%, or $1.7 million in total, on higher commercial account fees and the impact of Parish.  The growth in commercial fees was driven mainly by a reduction in the earnings credit allowance in the low market rate environment.  Reduced overall economic activity and conservative behavior by Whitney’s customers in response to economic uncertainty has limited the opportunity for growth in certain income categories, including deposit service charges and bank card fees.  Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.
Bank card fees increased 7%, or $.3 million, compared to the first quarter of 2008, with contributions from Parish and improved pricing.  Trust service fees were down 13%, or $.4 million, under difficult financial market conditions.  Fee income from Whitney’s secondary mortgage market operations grew 65%, or $.7 million, as refinancing activity and the addition of Parish’s operations drove a significant increase in loan production.
The categories comprising other noninterest income increased a combined $.8 million compared to the first quarter of 2008, excluding the Visa share redemption gain.  There were positive contributions from most recurring revenue sources, including $1.7 million of earnings from the bank-owned life insurance program implemented in May 2008.  Net gains and other revenue from grandfathered assets carried at a nominal value totaled $1.1 million in the first quarter of 2009 and $2.7 million in the first quarter of 2008, with the fluctuation mainly reflecting opportunities for asset sales.  Each period included a distribution of approximately $1.0 million from a grandfathered asset that has been a recurring first quarter event.
Noninterest income for the first quarter of 2009 increased 8%, or $2.2 million, compared to the fourth quarter of 2008.  Deposit service charge income was up 7%, or $.7 million, on higher commercial account fees and the full quarter impact of Parish.  Fee income from Whitney’s secondary mortgage market operations grew 37%, or $.5 million, again driven by refinancing activity and Parish’s operations.  A seasonal decline in bank card fees compared to the fourth quarter of 2008 was offset by moderate growth from several other recurring revenue sources included in other noninterest income.  Other noninterest income for the first quarter of 2009 also included the $1.0 million distribution from one of the Company’s grandfathered assets.

NONINTEREST EXPENSE
Noninterest expense increased 15%, or $12.9 million, to a total of $96.8 million in the first quarter of 2009 compared to 2008’s first quarter.  Incremental operating costs associated with Parish’s operations, including the amortization of acquired intangibles, totaled approximately $6.4 million in the current year’s period.
Whitney’s personnel expense increased 5%, or $2.5 million, in total between these periods, with employee compensation up slightly and the cost of employee benefits up 25%, or $2.3 million.
Employee compensation other than that earned under management incentive plans increased 12%, or $4.2 million, with approximately $2.7 million of the total increase related to the staff of acquired operations.  Management incentive program compensation decreased by $3.9 million, largely as a result of tightened performance criteria coupled with the current difficult operating environment.
The increase in employee benefits expense was driven mainly by a $1.7 million increase in the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan, as was discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The addition of the Parish staff added approximately $.6 million to benefits expense for the first quarter of 2009.
Net occupancy expense increased 12%, or $1.0 million, compared to the first quarter of 2008, with approximately $.6 million for Parish’s facilities.  Increased expenses related to de novo branch expansion and nonrecurring or periodic facility repairs were offset partly by a reduction in the cost of insurance.
The total expense for professional services, both legal and other services, increased $2.4 million compared to the first quarter of 2008.  Legal expense increased $1.1 million mainly on higher costs associated with problem loan collection efforts.  Increased demand for loan collection services is expected to continue throughout 2009.  The expense for nonlegal professional services was up $1.3 million in the first quarter of 2009, related mainly to consulting engagements for the upgrade of core application systems and process improvements.
Other costs associated with problem loan collections and with foreclosed asset management increased $1.6 million in the first quarter of 2009.  In connection with Visa’s initial public offering in the first quarter of 2008, the Company had reversed a $1.0 million liability with respect to an indemnification agreement with Visa.  These were the two main factors behind the $3.1 million overall increase in other noninterest expense from the first quarter of 2008.
As was discussed in Whitney’s annual report on Form 10-K for the year ended December 31, 2008, recent bank failures and economic conditions have put pressure on deposit insurance reserve ratios and have led the FDIC to introduce a new, higher rate structure beginning in 2009.  Whitney has also elected to participate in the part of the FDIC’s Temporary Liquidity Guarantee Program that provides for full deposit insurance coverage for specified deposit categories.  This program began October 14, 2008 and is scheduled to end December 31, 2009.  The expense for deposit insurance and other regulatory fees in the first quarter of 2009 was up $2.9 million compared to the first quarter of 2008.
In February 2009, the FDIC adopted an interim rule imposing an emergency special assessment of 20 basis points on the assessment base for the second quarter of 2009, with authorization for a subsequent emergency assessment of up to 10 basis points.  Based on current deposit levels, the 20 basis point assessment would translate into an additional deposit insurance expense of approximately $18 million for the second quarter of 2009.  The interim rule has not yet become final and proposals are being investigated within the U. S. government that would lead to a reduction in any special assessment rate that becomes final.
Total noninterest expense for the first quarter of 2009 increased $4.8 million from 2008’s fourth quarter.  An $8.9 million increase in total personnel expense was partly offset by a $1.2 million reduction in legal and professional fees and a $3.3 million reduction in other noninterest expense items.
Personnel expense for the fourth quarter of 2008 included reductions in management bonus and sales-based incentive plan compensation that were based on updated performance estimates.  The change in these two compensation categories made up $3.0 million of the $3.9 million increase in employee compensation from 2008’s fourth quarter, with the remainder reflecting the full quarter impact of Parish and normal salary adjustments.  Employee benefits expense increased $5.1 million from the fourth quarter of 2008.  In addition to the normal rise in payroll taxes at the beginning of each year and the impact of Parish, this increase was related mainly to higher pension and other retirement benefit plan costs for 2009, as well as some fourth quarter benefit expense reductions on plan amendments.
The decline in legal and other professional fees reflected mainly $1.2 million of professional services in the fourth quarter of 2008 for the Parish system conversion.
The overall decrease in other noninterest expense categories was partly due to a $1.9 million charge during the fourth quarter of 2008 related to the planned closure of certain branch facilities in early 2009 that was approved as part of the ongoing implementation of Whitney’s strategic plan.  Declines in various other recurring expense categories helped offset a $1.6 million increase in FDIC insurance expense from the new higher rate structure introduced for 2009.

INCOME TAXES
The Company recorded an income tax benefit at an effective rate of 46.9% on the pre-tax loss for the first quarter of 2009.  The effective rate was 32.2% for the tax expense provision in the first quarter of 2008.  The impact of tax-exempt income and tax credits on the effective tax rate becomes more pronounced as the pre-tax income or loss becomes smaller, leading to lower expense rates and higher benefit rates.  Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 2 of this quarterly report on Form 10-Q and is incorporated herein by reference.

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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None

Item 1A.  RISK FACTORS

The following risk factors contain information concerning factors that could materially affect our business, financial condition or future results.  The risk factors that are described below and that are discussed in Item 1A to Part 1 of Whitney’s annual report on Form 10-K for the year ended December 31, 2008 should be considered carefully in evaluating the Company’s overall risk profile.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on Whitney’s business, financial condition or results of operations.

A reduction in the Company’s or the Bank’s credit rating could reduce access to funding sources in the credit and capital markets and increase funding costs.

The major rating agencies regularly evaluate our creditworthiness and assign credit ratings to the debt of the Company and the Bank.  The agencies’ ratings are based on a number of factors, some of which are not within our control.  In addition to factors specific to the financial strength and performance of the Company and the Bank, the rating agencies also consider conditions affecting the financial services industry generally.  In light of the difficulties currently confronting the financial services industry, including, among others, the global recession, credit market disruptions, and the severe stress on residential real estate markets, there can be no assurance that the Company and the Bank will maintain their current credit ratings.  Rating reductions could adversely affect our access to funding sources and the cost and other terms of obtaining funding.  Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in the Bank’s ratings would increase premiums and expense.

Impairment of goodwill associated with acquisitions would result in a charge to earnings.

Goodwill is tested for impairment at least annually and the impairment test compares the estimated fair value of a reporting unit with its net book value.  Given the current economic environment and potential for volatility in the fair value estimate, management is updating the impairment test for goodwill quarterly.  No indication of goodwill impairment was identified by the interim test as of March 31, 2009.  If we identify any goodwill impairment in future tests, it would be reflected as a charge to earnings and could have a material adverse effect on our results of operations.  An impairment charge could also further restrict the Bank’s ability to pay dividends to the Company, which relies on these dividends as a source of liquidity.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 2009	-	-	-	-
February 2009	-	-	-	-
March 2009	-	-	-	-
Total	-	-	-	-

(1)	No repurchase plans were in effect during the first quarter of 2009.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 46, are filed (or furnished, as applicable) as part of this report.  The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITNEY HOLDING CORPORATION
      (Registrant)

By:     /s/Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Senior Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

May 11, 2009
Date

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1	Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10.1	Amendment to stock options granted under the Company’s 2007 Long-Term Compensation Plan.
Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.