Form 10-Q
period 2009-06-30
WHITNEY HOLDING CORP
filed 2009-08-10
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
  Yes __     No  ✓

As of July 31, 2009, 67,691,766 shares of the registrant’s no par value common stock were outstanding.

WHITNEY HOLDING CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30	December 31
(dollars in thousands)	2009	2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$228,452	$299,619
Federal funds sold and short-term investments	58,026	167,268
Loans held for sale	68,830	20,773
Investment securities
Securities available for sale	1,749,338	1,728,962
Securities held to maturity, fair values of $196,917 and $213,920, respectively	193,027	210,393
Total investment securities	1,942,365	1,939,355
Loans, net of unearned income	8,791,840	9,081,850
Allowance for loan losses	(219,465)	(161,109)
Net loans	8,572,375	8,920,741

Bank premises and equipment	213,227	212,501
Goodwill	435,678	435,678
Other intangible assets	18,042	22,883
Accrued interest receivable	34,085	39,799
Other assets	404,002	321,884
Total assets	$11,975,082	$12,380,501

LIABILITIES
Noninterest-bearing demand deposits	$3,081,617	$3,233,550
Interest-bearing deposits	6,062,424	6,028,044
Total deposits	9,144,041	9,261,594

Short-term borrowings	1,014,940	1,276,636
Long-term debt	199,626	179,236
Accrued interest payable	16,886	19,789
Accrued expenses and other liabilities	111,595	117,768
Total liabilities	10,487,088	10,855,023

SHAREHOLDERS' EQUITY
Preferred stock, no par value
Authorized, 20,000,000 shares; issued and outstanding, 300,000 shares	294,340	293,706
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 68,187,552 and 67,845,159 shares, respectively	2,800	2,800
Capital surplus	396,629	397,703
Retained earnings	829,976	869,918
Accumulated other comprehensive loss	(23,054)	(25,952)
Treasury stock at cost - 500,000 shares	(12,697)	(12,697)
Total shareholders' equity	1,487,994	1,525,478
Total liabilities and shareholders' equity	$11,975,082	$12,380,501
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share data)	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$110,353	$116,321	$222,167	$242,472
Interest and dividends on investment securities
Taxable securities	18,494	20,996	37,345	43,086
Tax-exempt securities	1,963	2,181	4,008	4,425
Interest on federal funds sold and short-term investments	204	109	382	1,380
Total interest income	131,014	139,607	263,902	291,363
INTEREST EXPENSE
Interest on deposits	17,360	21,387	34,866	51,796
Interest on short-term borrowings	570	4,740	1,848	10,064
Interest on long-term debt	2,512	2,355	5,001	4,833
Total interest expense	20,442	28,482	41,715	66,693
NET INTEREST INCOME	110,572	111,125	222,187	224,670
PROVISION FOR CREDIT LOSSES	74,000	35,000	139,000	49,000
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	36,572	76,125	83,187	175,670
NONINTEREST INCOME
Service charges on deposit accounts	9,396	8,532	19,232	16,641
Bank card fees	4,620	4,489	9,007	8,572
Trust service fees	3,187	3,366	6,153	6,775
Secondary mortgage market operations	3,091	1,387	4,926	2,496
Other noninterest income	12,137	8,400	22,379	20,166
Securities transactions	-	-	-	-
Total noninterest income	32,431	26,174	61,697	54,650
NONINTEREST EXPENSE
Employee compensation	40,868	38,131	79,460	76,452
Employee benefits	10,485	8,951	21,807	18,000
Total personnel	51,353	47,082	101,267	94,452
Net occupancy	9,606	8,502	19,282	17,132
Equipment and data processing	6,528	6,244	12,882	12,462
Legal and other professional services	4,639	2,527	9,326	4,777
Deposit insurance and regulatory fees	9,879	1,111	13,464	1,823
Telecommunication and postage	2,952	2,654	6,049	5,452
Corporate value and franchise taxes	2,402	2,321	4,773	4,670
Amortization of intangibles	2,251	1,754	4,841	3,837
Other noninterest expense	22,197	13,395	36,771	24,914
Total noninterest expense	111,807	85,590	208,655	169,519
INCOME (LOSS) BEFORE INCOME TAXES	(42,804)	16,709	(63,771)	60,801
INCOME TAX EXPENSE	(21,503)	3,835	(31,331)	18,072
NET INCOME (LOSS)	$(21,301)	$12,874	$(32,440)	$42,729
Preferred stock dividends	4,067	-	8,092	-
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(25,368)	$12,874	$(40,532)	$42,729
EARNINGS (LOSS) PER COMMON SHARE
Basic	$(.38)	$.20	$(.60)	$.66
Diluted	(.38)	.20	(.60)	.65
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	67,484,913	63,957,445	67,475,259	64,459,180
Diluted	67,484,913	64,315,487	67,475,259	64,857,543
CASH DIVIDENDS PER COMMON SHARE	$.01	$.31	$.02	$.62
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

					Accumulated
		Common Stock and			Other
(dollars and shares in thousands,	Preferred	Capital Surplus		Retained	Comprehensive	Treasury
except per share data)	Stock	Shares	Amount	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2007	$-	65,826	$411,066	$885,792	$(18,803)	$(49,319)	$1,228,736
Comprehensive income:
Net income	-	-	-	42,729	-	-	42,729
Other comprehensive income (loss):
Unrealized net holding loss on securities,
net of reclassifications and tax	-	-	-	-	(3,233)	-	(3,233)
Net change in prior service credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	329	-	329
Total comprehensive income	-	-	-	42,729	(2,904)	-	39,825
Common stock dividends, $.62 per share	-	-	-	(40,091)	-	-	(40,091)
Common stock issued to dividend reinvestment plan	-	65	(27)	-	-	1,673	1,646
Employee incentive plan common stock activity	-	45	1,598	-	-	1,188	2,786
Director compensation plan common stock activity	-	35	(251)	-	-	911	660
Common stock acquired under repurchase program	-	(2,040)	-	-	-	(50,484)	(50,484)
Balance at June 30, 2008	$-	63,931	$412,386	$888,430	$(21,707)	$(96,031)	$1,183,078

Balance at December 31, 2008	$293,706	67,345	$400,503	$869,918	$(25,952)	$(12,697)	$1,525,478
Comprehensive income (loss):
Net loss	-	-	-	(32,440)	-	-	(32,440)
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	4,957	-	4,957
Net change in prior service credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	(2,059)	-	(2,059)
Total comprehensive income (loss)	-	-	-	(32,440)	2,898	-	(29,542)
Common stock dividends, $.02 per share	-	-	-	(1,326)	-	-	(1,326)
Preferred stock dividend and discount accretion	634	-	-	(6,176)	-	-	(5,542)
Common stock issued to dividend reinvestment plan	-	41	634	-	-	-	634
Employee incentive plan common stock activity	-	258	(2,047)	-	-	-	(2,047)
Director compensation plan common stock activity	-	44	339	-	-	-	339
Balance at June 30, 2009	$294,340	67,688	$399,429	$829,976	$(23,054)	$(12,697)	$1,487,994

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
(dollars in thousands)	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(32,440)	$42,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	10,555	9,222
Amortization of purchased intangibles	4,841	3,837
Share-based compensation earned	2,727	5,897
Premium amortization (discount accretion) on securities, net	1,251	802
Provision for credit losses and losses on foreclosed assets	144,800	49,044
Net gains on asset dispositions	(1,472)	(1,759)
Deferred tax benefit	(27,786)	(8,528)
Net (increase) decrease in loans originated and held for sale	(48,057)	4,307
Net increase in interest and other income receivable and prepaid expenses	(6,340)	(7,392)
Net decrease in interest payable and accrued income taxes and expenses	(7,080)	(14,909)
Other, net	1,317	(3,431)
Net cash provided by operating activities	42,316	79,819
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	-	318
Proceeds from maturities of investment securities available for sale	316,436	378,567
Purchases of investment securities available for sale	(330,362)	(367,198)
Proceeds from maturities of investment securities held to maturity	17,290	12,189
Net (increase) decrease in loans	185,662	(410,618)
Net decrease in federal funds sold and short-term investments	109,242	509,864
Purchase of life insurance policies	-	(150,000)
Proceeds from sales of foreclosed assets and surplus property	10,799	4,292
Purchases of bank premises and equipment	(14,644)	(7,142)
Other, net	(27,715)	(1,209)
Net cash provided by (used in) investing activities	266,708	(30,937)
FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	123,931	(52,674)
Net decrease in time deposits	(241,162)	(264,076)
Net increase (decrease) in short-term borrowings	(261,696)	376,209
Proceeds from issuance of long-term debt	20,568	-
Repayment of long-term debt	(76)	(8,310)
Proceeds from issuance of common stock	634	2,530
Purchases of common stock	(1,084)	(52,576)
Cash dividends on common stock	(11,863)	(39,449)
Cash dividends on preferred stock	(6,084)	-
Other, net	(3,359)	(1,260)
Net cash used in financing activities	(380,191)	(39,606)
Increase (decrease) in cash and cash equivalents	(71,167)	9,276
Cash and cash equivalents at beginning of period	299,619	290,199
Cash and cash equivalents at end of period	$228,452	$299,475

Cash received during the period for:
Interest income	$267,619	$294,735

Cash paid during the period for:
Interest expense	$44,975	$75,833
Income taxes	5,743	38,500

Noncash investing activities:
Foreclosed assets received in settlement of loans	$28,057	$10,966

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

NOTE 2
MERGERS AND ACQUISITIONS
On November 7, 2008, Whitney completed its acquisition of Parish National Corporation (Parish), the parent of Parish National Bank.  Parish National Bank operated 16 banking centers, primarily on the north shore of Lake Pontchartrain and other parts of the metropolitan New Orleans area, and had $771 million in total assets, including a loan portfolio of $606 million, and $636 million in deposits at the acquisition date.  Whitney’s financial statements include the results from acquired operations since the acquisition date.

NOTE 3
INVESTMENT SECURITIES
Summary information about securities available for sale and securities held to maturity follows.

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale
June 30, 2009
Mortgage-backed securities	$1,544,159	$38,843	$4,658	$1,578,344
U. S. agency securities	100,201	3,908	-	104,109
Obligations of states and political subdivisions	6,368	213	6	6,575
Other securities	60,310	-	-	60,310
Total	$1,711,038	$42,964	$4,664	$1,749,338
December 31, 2008
Mortgage-backed securities	$1,527,632	$26,342	$1,189	$1,552,785
U. S. agency securities	100,269	5,309	-	105,578
Obligations of states and political subdivisions	7,635	223	10	7,848
Other securities	62,751	-	-	62,751
Total	$1,698,287	$31,874	$1,199	$1,728,962
Securities Held to Maturity
June 30, 2009
Obligations of states and political subdivisions	$193,027	$4,285	$395	$196,917
Total	$193,027	$4,285	$395	$196,917
December 31, 2008
Obligations of states and political subdivisions	$210,393	$4,316	$789	$213,920
Total	$210,393	$4,316	$789	$213,920

The following summarizes securities with unrealized losses at June 30, 2009 and December 31, 2008 by the period over which the security’s fair value had been continuously less than its amortized cost as of each date.

June 30, 2009	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$256,862	$4,658	$-	$-
Obligations of states and political subdivisions	740	3	406	3
Total	$257,602	$4,661	$406	$3
Securities Held to Maturity
Obligations of states and political subdivisions	$12,344	$169	$5,238	$226
Total	$12,344	$169	$5,238	$226

December 31, 2008	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$245,088	$1,170	$7,396	$19
Obligations of states and political subdivisions	1,145	9	150	1
Total	$246,233	$1,179	$7,546	$20
Securities Held to Maturity
Obligations of states and political subdivisions	$13,618	$461	$10,459	$328
Total	$13,618	$461	$10,459	$328

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
Substantially all of the unrealized losses at June 30, 2009 resulted from increases in market interest rates over the yields available on the underlying securities when they were purchased and other factors unrelated to credit quality.  In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  All impaired securities were originally purchased for continuing investment purposes, and management believes that they remain suitable for this purpose in light of current market conditions and Company strategies.  At June 30, 2009, management had both the intent and ability to hold these securities until the market-based impairment is recovered.
The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of June 30, 2009.  Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals.  The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
(in thousands)	Cost	Value
Securities Available for Sale
Within one year	$600	$600
One to five years	107,641	111,673
Five to ten years	1,928	2,011
After ten years	-	-
Debt securities with single maturities	110,169	114,284
Mortgage-backed securities	1,544,159	1,578,344
Equity and other debt securities	56,710	56,710
Total	$1,711,038	$1,749,338
Securities Held to Maturity
Within one year	$3,641	$3,666
One to five years	83,958	86,260
Five to ten years	67,181	68,332
After ten years	38,247	38,659
Total	$193,027	$196,917

Securities with carrying values of $1.42 billion at June 30, 2009 and $1.69 billion at December 31, 2008 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

NOTE 4
LOANS
The composition of the Company’s loan portfolio was as follows.

	June 30		December 31
(in thousands)	2009		2008
Commercial & industrial	$3,258,148	37%	$3,436,461	38%
Commercial real estate:
Residential construction	238,340	3	275,012	3
Commercial construction, land & land development	1,540,445	17	1,612,468	18
CRE – owner-user	1,077,179	12	1,013,919	11
CRE – other	1,234,572	14	1,254,329	14
Total commercial real estate	4,090,536	46	4,155,728	46
Residential mortgage	1,027,962	12	1,079,270	12
Consumer	415,194	5	410,391	4
Total loans	$8,791,840	100%	$9,081,850	100%

NOTE 5
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Allowance at beginning of period	$194,179	$91,708	$161,109	$87,909
Provision for credit losses	72,000	35,000	137,000	49,000
Loans charged off	(48,544)	(18,292)	(82,373)	(29,334)
Recoveries	1,830	1,436	3,729	2,277
Net charge-offs	(46,714)	(16,856)	(78,644)	(27,057)
Allowance at end of period	$219,465	$109,852	$219,465	$109,852

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Reserve at beginning of period	$800	$1,300	$800	$1,300
Provision for credit losses	2,000	-	2,000	-
Reserve at end of period	$2,800	$1,300	$2,800	$1,300

Information on loans evaluated for possible impairment loss follows.

	June 30	December 31
(in thousands)	2009	2008
Impaired loans
Requiring a loss allowance	$278,215	$218,376
Not requiring a loss allowance	66,839	54,492
Total recorded investment in impaired loans	$345,054	$272,868
Impairment loss allowance required	$54,302	$39,288

The following is a summary of nonperforming loans.  Substantially all of the impaired loans summarized above are included in the nonperforming loan totals.

	June 30	December 31
(in thousands)	2009	2008
Loans accounted for on a nonaccrual basis	$413,174	$301,095
Restructured loans accruing	-	-
Total nonperforming loans	$413,174	$301,095

NOTE 6
DEPOSITS
The composition of deposits was as follows.

	June 30	December 31
(in thousands)	2009	2008
Noninterest-bearing demand deposits	$3,081,617	$3,233,550
Interest-bearing deposits:
NOW account deposits	1,106,813	1,281,137
Money market deposits	1,759,974	1,306,937
Savings deposits	906,348	909,197
Other time deposits	829,529	875,999
Time deposits $100,000 and over	1,459,760	1,654,774
Total interest-bearing deposits	6,062,424	6,028,044
Total deposits	$9,144,041	$9,261,594

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $277 million at June 30, 2009 and $397 million at December 31, 2008.  Most of these deposits mature on a daily basis.

NOTE 7
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.

	June 30	December 31
(in thousands)	2009	2008
Securities sold under agreements to repurchase	$595,437	$780,059
Federal funds purchased	9,503	479,837
Federal Home Loan Bank advances	300,000	-
Federal Reserve borrowings	100,000	-
Treasury Investment Program	10,000	16,740
Total short-term borrowings	$1,014,940	$1,276,636

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
Borrowings obtained through the Federal Reserve’s Term Auction Facility mature within one month and are secured by the pledge of selected Bank loans and investments securities.
Under the Treasury Investment Program, excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate.  Repayment of these borrowed funds can be demanded at any time, and the Bank pledges securities as collateral.

NOTE 8
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	June 30	December 31
(in thousands)	2009	2008
Other Assets
Cash surrender value of life insurance	$170,425	$166,627
Net deferred income tax asset	96,524	73,023
Foreclosed assets and surplus property	43,625	28,067
Low-income housing tax credit fund investments	10,825	12,182
Prepaid expenses	13,880	8,049
Miscellaneous investments, receivables and other assets	68,723	33,936
Total other assets	$404,002	$321,884
Accrued Expenses and Other Liabilities
Accrued taxes and other expenses	$28,349	$24,672
Dividend payable	566	11,647
Liability for pension benefits	47,430	38,747
Obligation for postretirement benefits other than pensions	18,382	18,045
Reserve for losses on unfunded credit commitments	2,800	800
Miscellaneous payables, deferred income and other liabilities	14,068	23,857
Total accrued expenses and other liabilities	$111,595	$117,768

Life insurance policies purchased under a bank-owned life insurance program are carried at their cash surrender value, which represents the amount that could be realized as of the reporting date.  Earnings on these policies are reported in noninterest income and are not taxable.
The total for miscellaneous investments, receivables and other assets at June 30, 2009, includes approximately $27 million of investments in auction rate securities (ARS), the majority of which are investment grade auction rate preferred securities with underlying holdings of municipal securities.  The ARS were purchased at par from brokerage customers to provide a source of liquidity.  Disruptions in the broader credit markets have led to failed auctions in the ARS market and illiquidity.  While management believes the ARS will be redeemed at par, the actual timing of redemptions is uncertain.  These investments are carried at their estimated fair values.

NOTE 9
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Investment services income	$1,721	$1,672	$3,116	$3,205
Credit-related fees	1,625	1,503	3,175	2,842
ATM fees	1,718	1,471	3,309	2,839
Other fees and charges	1,602	1,234	2,929	2,307
Earnings from bank-owned life insurance program	1,841	673	3,589	673
Other operating income	2,518	932	3,521	4,934
Net gains on sales and other revenue from foreclosed assets	506	910	1,511	3,557
Net gains (losses) on disposals of surplus property	606	5	1,229	(191)
Total	$12,137	$8,400	$22,379	$20,166

In the first quarter of 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of Visa Inc. (Visa) shares, as discussed in Note 14.  This gain is reflected in other operating income for the six months ended June 30, 2008.

NOTE 10
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Security and other outsourced services	$4,315	$4,063	$8,451	$7,934
Advertising and promotion	953	1,094	1,933	2,192
Bank card processing services	1,160	1,064	2,157	2,123
Operating supplies	1,075	952	2,139	1,949
Provision for valuation losses on foreclosed assets	5,083	41	5,800	44
Nonlegal loan collection and other foreclosed asset costs	2,457	553	3,716	877
Miscellaneous operating losses	1,005	586	1,793	(3)
Other operating expenses	6,149	5,042	10,782	9,798
Total	$22,197	$13,395	$36,771	$24,914

In the first quarter of 2008, Whitney reversed a $1.0 million liability related to an indemnification agreement with Visa, as discussed in Note 14.  The impact is reflected in miscellaneous operating losses for the six months ended June 30, 2008.

NOTE 11
EMPLOYEE RETIREMENT BENEFIT PLANS
Retirement Income Plans
Whitney has a noncontributory qualified defined-benefit pension plan.  During the fourth quarter of 2008, Whitney’s Board of Directors (the Board) approved amendments to the qualified plan (a) to limit eligibility to those employees who were employed on December 31, 2008 and (b) to freeze benefit accruals for all participants other than those who were fully vested and whose age and years of benefit service combined equaled at least 50 as of December 31, 2008.  Whitney also has an unfunded nonqualified defined-benefit pension plan that provides retirement benefits to designated executive officers.
The Company contributed $2.1 million to the qualified plan in the second quarter of 2009 and, based on currently available information, anticipates making an additional contribution of approximately $12.9 million for the remainder of the year.
The components of net pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Service cost for benefits in period	$1,416	$2,095	$3,225	$4,189
Interest cost on benefit obligation	2,745	2,519	5,512	5,026
Expected return on plan assets	(2,820)	(2,662)	(5,559)	(5,310)
Amortization of:
Net actuarial loss	1,338	270	2,836	539
Prior service credit	107	(21)	105	(43)
Net periodic pension expense	$2,786	$2,201	$6,119	$4,401

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

NOTE 12
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
In June 2009, annual share-based compensation awards were made under the employee and director plans as follows.

		Grant Date		Total
	Number	Fair Value of		Share-based
(dollars in thousands, except per share data)	Awarded	Unit or Share		Compensation
Employee plan:
Tenure-based restricted stock unit grant	492,653	$8.80	(a)	$4,081	(b)
Director plan:
Stock grant	39,312	$9.16	(a)	$360

(a) Market price of Whitney common stock on the grant date.
(b) Based on grant date fair value and number of shares that are expected to be issued, taking into consideration expected forfeitures.

Employees forfeit their restricted stock units if they terminate employment within three years of the award date, although they can retain a prorated number of units in the case of retirement, death, disability and, in limited circumstances, involuntary termination.  During the three-year period, they cannot transfer or otherwise dispose of the units awarded.  Additional restrictions apply to the units awarded to certain highly-compensated award recipients as long as the preferred stock issued to the U.S. Department of Treasury (Treasury), as discussed in Note 15, is outstanding.  Directors’ stock grants are fully vested upon award.
The Company recognized share-based compensation expense with respect to awards under the employee plan of $1.9 million ($1.3 million after-tax) in the second quarter of 2009 and $1.9 million ($1.2 million after-tax) in the second quarter of 2008.  Share-based compensation expense for the employee plan was $2.4 million ($1.6 million after-tax) for the first six months of 2009 and $5.7 million ($3.6 million after-tax) for the comparable period in 2008.

NOTE 13
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment at least annually.   The impairment test compares the estimated fair value of a reporting unit with its net book value.  Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations.  The fair value of the reporting unit is based on valuation techniques that market participants would use in the acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s common stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors.  No indication of goodwill impairment was identified in the annual assessment as of September 30, 2008.  Given the current economic environment and potential for volatility in the fair value estimate, management began updating the impairment test for goodwill quarterly in the fourth quarter of 2008.  No indication of goodwill impairment was identified by the interim tests as of December 31, 2008 or June 30, 2009.  For the most recent impairment test, the discounted cash flow analysis resulted in a fair value estimate approximately 6% higher than book value.  Either a 10 basis point reduction in the long-term expected net interest margin or an approximate 1% lower perpetual growth rate would reduce the estimated fair value by 6%.
Forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance in the current environment is very difficult and subject to change over very short time periods.  Management will continue to update its impairment analysis as circumstances change in this environment of volatile and unpredictable market conditions. As a result, it is possible that a noncash goodwill impairment charge may be required in future periods.

NOTE 14
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

NOTE 15
SHAREHOLDERS’ EQUITY AND REGULATORY MATTERS
Senior Preferred Stock
On December 19, 2008, Whitney issued 300,000 shares of senior preferred stock to the Treasury under the Capital Purchase Program (CPP) that was established as part of the Emergency Economic Stabilization Act of 2008 (EESA).  Treasury also received a ten-year warrant to purchase 2,631,579 shares of Whitney common stock at an exercise price of $17.10 per share.  The aggregate proceeds were $300 million, and the total capital raised qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.
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
Regulatory Restrictions on Dividends from Subsidiaries
Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred.  There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company.  Through the end of 2009, the Bank’s dividend capacity will be limited to its current net income, absent regulatory approval to exceed this amount.  The Bank was in a net loss position through the first half of 2009.  At June 30, 2009, the Company had approximately $29.0 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.  For the first and second quarters of 2009, Whitney reduced its quarterly common dividend to $.01 per share.

NOTE 16
EARNINGS (LOSS) PER COMMON SHARE
As discussed in Note 20, Financial Accounting Standards Board (FASB) Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method.  Whitney has awarded share-based payments that are considered participating securities under this FSP.  The two-class method allocates earnings to each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  This guidance is effective for 2009 and has been applied retrospectively to earnings per share data presented for prior periods with no material impact.

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

		Three Months Ended		Six Months Ended
		June 30		June 30
(dollars in thousands, except per share data)		2009	2008	2009	2008
Numerator:
Net income (loss)		$(21,301)	$12,874	$(32,440)	$42,729
Preferred stock dividends		4,067	-	8,092	-
Net income (loss) to common shareholders		(25,368)	12,874	(40,532)	42,729
Net income (loss) allocated to participating
securities – basic and diluted		-	159	-	462
Net income (loss) allocated to common
shareholders – basic and diluted	A	$(25,368)	$12,715	$(40,532)	$42,267
Denominator:
Weighted-average common shares – basic	B	67,484,913	63,957,445	67,475,259	64,459,180
Dilutive potential common shares		-	358,042	-	398,363
Weighted-average common shares – diluted	C	67,484,913	64,315,487	67,475,259	64,857,543
Earnings (loss) per common share:
Basic	A/B	$(.38)	$.20	$(.60)	$.66
Diluted	A/C	(.38)	.20	(.60)	.65
Weighted-average anti-dilutive potential common shares:
Stock options and restricted stock units		2,321,587	1,930,801	2,453,534	1,730,247
Warrants		2,631,579	-	2,631,579	-

NOTE 17
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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  Approximately 95% of the letters of credit outstanding at June 30, 2009 were rated as having average or better credit risk under the Bank’s credit risk rating guidelines.  A substantial majority of standby letters of credit outstanding at June 30, 2009 have a term of one year or less.
The Bank’s exposure to credit losses from these financial instruments is represented by their contractual amounts.  The Bank follows its standard credit policies in approving loan facilities and financial guarantees and requires collateral support if warranted.  The required collateral could include cash instruments, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.  See Note 5 for a summary analysis of changes in the reserve for losses on unfunded credit commitments.
A summary of off-balance-sheet financial instruments follows.

	June 30	December 31
(in thousands)	2009	2008
Loan commitments – revolving	$2,322,240	$2,474,000
Loan commitments – nonrevolving	323,181	519,695
Credit card and personal credit lines	569,806	564,385
Standby and other letters of credit	366,569	417,053

NOTE 18
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

The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Securities available for sale primarily consist of U.S. government agency and agency mortgage-backed debt securities.  The balances exclude nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost, which totaled $56.7 million at June 30, 2009 and $58.8 million at December 31, 2008.  The Level 2 fair value measurement shown below was obtained from a third-party pricing service that uses industry-standard pricing models.  Substantially all of the model inputs are observable in the marketplace or can be supported by observable data.

	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3
June 30, 2009
Investment securities available for sale	-	$1,692,628	-
December 31, 2008
Investment securities available for sale	-	$1,670,136	-

Certain assets and liabilities may be measured at fair value on a nonrecurring basis; that is, the instruments are not measured and reported at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances.  To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans to the fair value of the underlying collateral in certain circumstances.   The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $211 million at June 30, 2009 and $163 million at December 31, 2008.  The portion of the allowance for loan losses allocated to these loans totaled $48 million at June 30, 2009 and $34 million at year-end 2008.  The recorded investment in such loans was written down by $55 million during the first six months of 2009 with a charge against the allowance for loan losses.  The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.
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
Cash, federal funds sold and short-term investments and short-term borrowings – The carrying amounts of these highly liquid or short maturity financial instruments were considered a reasonable estimate of fair value.

Investment in securities available for sale and held to maturity – The fair value measurement for securities available for sale was discussed earlier.  The same measurement approach was used for securities held to maturity, which consist of obligations of states and political subdivisions.
Loans – The fair value measurement for certain impaired loans was discussed earlier.  For the remaining portfolio, fair values were generally determined by discounting scheduled cash flows by discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers of similar credit quality, including adjustments that management believes market participants would consider in setting required yields on loans from certain portfolio sectors and geographic regions. An overall valuation adjustment was made for specific credit risks as well as general portfolio credit risk.
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
Long-term debt – The fair value of long-term debt was estimated by discounting contractual payments at current market interest rates for similar instruments.
Off-balance sheet financial instruments – Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit.  The fair values of such instruments were estimated using fees currently charged for similar arrangements in the market, adjusted for changes in terms and credit risk as appropriate.  The estimated fair values of these instruments were not material.

The estimated fair values of the Company’s financial instruments follow.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
ASSETS:
Cash and short-term investments	$286,478	$286,478	$466,887	$466,887
Investment securities available for sale (a)	1,692,628	1,692,628	1,670,136	1,670,136
Investment securities held to maturity	193,027	196,917	210,393	213,920
Loans held for sale	68,830	69,931	20,773	21,105
Loans, net	8,572,375	8,454,300	8,920,741	8,947,135
LIABILITIES:
Deposits	9,144,041	9,156,371	9,261,594	9,270,404
Short-term borrowings	1,014,940	1,014,940	1,276,636	1,276,636
Long-term debt	199,626	175,203	179,236	137,810
(a) Excludes nonmarketable equity securities carried at cost.

NOTE 19
SUBSEQUENT EVENTS
Management has evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, through the date that the financial statements were issued on August 10, 2009.

NOTE 20
ACCOUNTING STANDARDS DEVELOPMENTS
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  This statement eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered.  Under SFAS No. 166, many types of transferred financial assets that would previously have been derecognized will now remain on the transferor's financial statements.  This statement also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure.  SFAS No. 166 is effective for Whitney beginning in 2010.  Adopting SFAS No. 166 is not expected to have a significant impact on the Company’s financial condition or results of operations, given Whitney’s current involvement in financial asset transfer activities.
SFAS No. 167, Amendments to FASB Interpretation (FIN) No. 46(R), was also issued in June 2009.  This statement replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a variable interest entity (VIE) under FIN 46(R), Consolidation of Variable Interest Entities.  The new, more qualitative evaluation required by SFAS No. 167 focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE.  SFAS No. 167 also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities.  SFAS No. 167 is effective for Whitney’s 2010 fiscal year.  Management is currently evaluating what, if any, impact that the adoption of SFAS No. 167 will have on the Company’s financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This statement, which is effective for Whitney’s quarter ended June 30, 2009, does not represent a significant change from current practice, but it does require disclosure of the date through which subsequent events have been evaluated.  This disclosure is included in Note 19.
FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued in April 2009.  This FSP established a new method of recognizing and reporting other-than-temporary impairments of debt securities and expanded and increased the frequency of disclosures.  This FSP was effective for the second quarter of 2009.  Given the current composition of Whitney’s portfolio of debt securities, application of the guidance in this FSP did not materially impact the Company’s financial condition or results of operations.

In April, 2009, FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, was issued to extend the annual fair value disclosure requirements of SFAS No. 107 to interim periods.  The Company’s first interim disclosures are included in Note 18.
FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued in June 2008.  This FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method described in SFAS No. 128, Earnings per Share.  Whitney has awarded share-based payments that are considered participating securities under this FSP.  This guidance was effective for financial statements issued for the Company’s 2009 fiscal year and must be applied retrospectively to earnings per share data presented for all prior periods.  Adopting this FSP had no material impact on Whitney’s reported earnings per share.  Note 16 presents information on the calculation of earnings per share for the second quarters and first six months of 2009 and 2008.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	Second Quarter	First Quarter	Second Quarter	Six Months ended June 30
(dollars in thousands, except per share data)	2009	2009	2008	2009	2008
QUARTER-END BALANCE SHEET DATA
Total assets	$11,975,082	$12,020,481	$11,016,323	$11,975,082	$11,016,323
Earning assets	10,861,061	10,908,643	9,955,091	10,861,061	9,955,091
Loans	8,791,840	8,953,307	7,962,543	8,791,840	7,962,543
Investment securities	1,942,365	1,889,161	1,955,692	1,942,365	1,955,692
Noninterest-bearing deposits	3,081,617	3,176,783	2,773,086	3,081,617	2,773,086
Total deposits	9,144,041	9,212,361	8,266,880	9,144,041	8,266,880
Shareholders' equity	1,487,994	1,522,085	1,183,078	1,487,994	1,183,078
AVERAGE BALANCE SHEET DATA
Total assets	$12,140,311	$12,159,252	$10,838,912	$12,149,729	$10,817,704
Earning assets	11,062,643	11,054,605	9,929,683	11,058,646	9,937,197
Loans	8,945,911	9,068,755	7,866,942	9,006,994	7,776,211
Investment securities	1,906,932	1,885,158	2,025,397	1,896,105	2,070,915
Noninterest-bearing deposits	3,082,248	3,150,615	2,747,125	3,116,242	2,697,560
Total deposits	9,212,882	9,119,000	8,220,223	9,166,202	8,298,682
Shareholders' equity	1,520,609	1,533,293	1,213,461	1,526,916	1,221,691
INCOME STATEMENT DATA
Interest income	$131,014	$132,888	$139,607	$263,902	$291,363
Interest expense	20,442	21,273	28,482	41,715	66,693
Net interest income	110,572	111,615	111,125	222,187	224,670
Net interest income (TE)	111,820	112,924	112,344	224,744	227,159
Provision for credit losses	74,000	65,000	35,000	139,000	49,000
Noninterest income	32,431	29,266	26,174	61,697	54,650
Net securities gains in noninterest income	-	-	-	-	-
Noninterest expense	111,807	96,848	85,590	208,655	169,519
Net income (loss)	(21,301)	(11,139)	12,874	(32,440)	42,729
Net income (loss) to common shareholders	(25,368)	(15,164)	12,874	(40,532)	42,729
KEY RATIOS
Return on average assets	(.70)%	(.37)%	.48%	(.54)%	.79%
Return on average shareholders' equity	(8.30)	(4.96)	4.27	(6.63)	7.03
Net interest margin	4.05	4.13	4.54	4.09	4.59
Average loans to average deposits	97.10	99.45	95.70	98.26	93.70
Efficiency ratio	77.51	68.11	61.79	72.84	60.15
Annualized expense to average assets	3.68	3.19	3.16	3.43	3.13
Allowance for loan losses to loans, end of period	2.50	2.17	1.38	2.50	1.38
Annualized net charge-offs to average loans	2.09	1.41	.86	1.75	.70
Nonperforming assets to loans plus foreclosed
assets and surplus property, end of period	5.17	4.50	2.03	5.17	2.03
Average shareholders' equity to average assets	12.53	12.61	11.20	12.57	11.29
Tangible common equity to tangible assets, end of period	6.42	6.68	7.86	6.42	7.86
Leverage ratio, end of period	9.21	9.47	8.27	9.21	8.27
COMMON SHARE DATA
Earnings (loss) per share
Basic	$(.38)	$(.22)	$.20	$(.60)	$.66
Diluted	(.38)	(.22)	.20	(.60)	.65
Cash dividends per share	$.01	$.01	$.31	$.02	$.62
Book value per share, end of period	$17.63	$18.22	$18.51	$17.63	$18.51
Tangible book value per share, end of period	$10.93	$11.46	$13.12	$10.93	$13.12
Trading data
High sales price	$15.33	$16.16	$26.32	$16.16	$27.49
Low sales price	8.33	8.17	17.85	8.17	17.85
End-of-period closing price	9.16	11.45	18.30	9.16	18.30
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense to total net interest (TE) and noninterest income (excluding securities transactions).
The tangible common equity to tangible assets ratio is total common shareholders' equity less intangible assets divided by total assets less intangible assets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the Company or Whitney) and its subsidiaries from December 31, 2008 to June 30, 2009 and on their results of operations during the second quarters of 2009 and 2008.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS
This discussion contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided by the same.  Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future.  Forward-looking statements often contain words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project” or other words of similar meaning.
The forward-looking statements made in this discussion include, but may not be limited to, (a) the description of Whitney’s participation in the U.S. Treasury’s Capital Purchase Program; (b) comments on conditions impacting certain sectors of the loan portfolio, including economic conditions; (c) information about changes in the duration of the investment portfolio with changes in market rates; (d) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (e) discussion of the performance of Whitney’s net interest income assuming certain conditions; (f) comments on the anticipated dividend capacity of the Bank; (g) discussion of factors affecting the growth in certain categories of noninterest income; and (h) comments on expected changes in certain categories of noninterest expense.
Whitney’s ability to accurately project results or to predict the effects of plans or strategies is inherently limited.  Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:
·	the continued deterioration of general economic and business conditions, including the real estate and financial markets, in the United States and in the regions and communities Whitney serves;
·
Whitney’s ability to manage disruptions in the credit and lending markets, including the impact on its business and on the businesses of its customers as well as other financial institutions with which Whitney has commercial relationships;

·	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;
·	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
·	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;
·	the occurrence of natural disasters or acts of war or terrorism that directly or indirectly affect the financial health of Whitney’s customer base;
·	changes in laws and regulations that significantly affect the activities of the banking industry and the Company’s competitive position relative to other financial service providers;
·	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
·	Whitney’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by the Bank’s customers;
·	Whitney’s ability to effectively expand into new markets;
·	the cost and other effects of material contingencies, including litigation contingencies;
·	the failure to attract or retain key personnel;
·	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;
·	the effectiveness of Whitney’s responses to unexpected changes; and
·	those other factors identified and discussed in Whitney’s public filings with the SEC.
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

OVERVIEW OF RECENT TRENDS IN FINANCIAL PERFORMANCE
Whitney recorded a net loss of $21.3 million for the quarter ended June 30, 2009 compared to a net loss of $11.1 million for the first quarter of 2009.  Including dividends on preferred stock, the loss to common shareholders was $25.4 million, or $.38 per diluted common share, for the second quarter of 2009 and $15.2 million, or $.22 per diluted share, for the first quarter of 2009.  The Company earned $12.9 million, or $.20 per diluted common share, for the second quarter of 2008.

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

Loans and Earning Assets
Total loans at the end of the second quarter of 2009 were down $290 million from December 31, 2008, primarily within the commercial and industrial (C&I) portfolio.  As was anticipated and previously disclosed, economic conditions restrained loan demand through the first half 2009.  Whitney continues to seek and fund new credit relationships and renew existing ones, but the level of overall demand has been insufficient to cover payments and maturities.  This situation is not expected to change over the near term.
Average loans for the second quarter of 2009 were down approximately 1% compared to the first quarter of 2009, while earning assets remained stable.

Deposits and Funding
Deposits at June 30, 2009 decreased approximately 1% from December 31, 2008.  Average deposits in the second quarter of 2009 were up 1% compared to the first quarter of 2009.  Toward the end of the first quarter of 2009, the Bank launched a campaign around a special money market deposit product to attract new personal and business accounts.  Year-end deposit balances included some seasonal inflows.
    Demand deposits for the second quarter of 2009 comprised 33% of total average deposits and funded approximately 28% of average earning assets, and the percentage of funding from all noninterest-bearing sources totaled 33%, consistent with 2009’s first quarter.
    The balance of short-term borrowings at June 30, 2009, was down 20%, or $262 million, from year-end 2008, reflecting restrained loan demand, a decrease in short-term investments and some reduced liquidity in the customer base using one of Whitney’s treasury-management sweep products.

Net Interest Income
Whitney’s net interest income (TE) for the second quarter of 2009 decreased 1%, or $1.1 million, compared to the first quarter of 2009.  Average earning assets were stable between these periods, while the net interest margin (TE) compressed by 8 basis points to 4.05%.  The margin compression reflected in part the reduced share of loans in the mix of earning assets.  The lost interest on nonaccruing loans reduced the net interest margin by approximately 20 basis points in both the first and second quarters of 2009.

Provision for Credit Losses and Credit Quality
Whitney provided $74.0 million for credit losses in the second quarter of 2009 compared to $65.0 million in 2009’s first quarter.  Net loan charge-offs in 2009’s second quarter were $46.7 million or 2.09% of average loans on an annualized basis, compared to $31.9 million or 1.41% in the first quarter of 2009.  The allowance for loan losses increased $25.3 million during the current quarter and represented 2.50% of total loans at June 30, 2009, up from 2.17% at March 31, 2009 and 1.77% at year end 2008.
The total of loans criticized through the Company’s credit risk-rating process was $1.05 billion at June 30, 2009, which represented 12% of total loans and a net increase of $168 million from March 31, 2009.  Of the total net increase, $53 million came from C&I credits, including commercial real estate (CRE) loans secured by properties used in the borrower’s business.  These were mostly C&I relationships in Whitney’s Texas market.  Criticized CRE loans on investment or income-producing properties increased $84 million from March 31, 2009, related mainly to retail, multi-family and other commercial projects in the Texas and Florida markets.  Loans for residential development, investment or other residential purposes comprised approximately 34% of the criticized loan total at June 30, 2009, over half of which were from Whitney’s Florida markets.
The continued weakness in the residential-related real estate markets, primarily in Whitney’s Florida and coastal Alabama markets, accounted for approximately $29 million of the provision for credit losses for the second quarter of 2009.  These loans, which are mainly for residential development or for rental operations, also accounted for $29 million of the gross charge-offs in 2009’s second quarter reflecting the further decline in underlying collateral values.  Problem loans for CRE development or investment accounted for approximately $11 million of the provision, related mainly to further deterioration of previously criticized loans in the Tampa, Florida area and some newly criticized CRE project loans from the Texas market.  Problem C&I credits, including related CRE loans, mainly in Texas and Louisiana, added approximately $18 million to the provision for the second quarter of 2009. Management added approximately $10 million to the allowance and provision based on its assessment of current economic conditions and the regular qualitative and quantitative periodic reassessment of loss factors.

Noninterest Income
Noninterest income for the second quarter of 2009 increased 11%, or $3.2 million, from the first quarter of 2009.  Fee income from Whitney’s secondary mortgage market operations grew 68%, or $1.3 million, on continued strong refinancing activity.  Bankcard fees and trust service fees were both up for the quarter, as were most other recurring sources of fee income.  Income for the second quarter of 2009 included a $1.8 million distribution from an interest in a local small business investment company, while revenue from the Company’s grandfathered foreclosed assets was $.5 million lower in the current period than in the first quarter of 2009.

Noninterest Expense
Total noninterest expense for the second quarter of 2009 increased $15.0 million from 2009’s first quarter.  The second quarter included a $5.5 million special deposit insurance assessment that was imposed industry-wide by the FDIC, and a new assessment system for 2009 added $.5 million to recurring deposit insurance expense for the period.  The second quarter also included an additional $4.4 million provision to increase the valuation allowance on foreclosed property and a $1.9 million increase in loan collection costs and foreclosed asset management expenses.  Total personnel expense for the second quarter of 2009 increased $1.4 million related mainly to a $1.5 million reduction in share-based compensation in the first quarter of 2009 that resulted from updated performance estimates on outstanding awards.

U.S. Treasury Department Capital Purchase Program
On December 19, 2008, Whitney issued 300,000 shares of senior preferred stock to the Treasury under the CPP that was established as part of the Emergency Economic Stabilization Act of 2008 (EESA).  Treasury also received a ten-year warrant to purchase 2,631,579 shares of common stock at an exercise price of $17.10 per share.  The aggregate proceeds were $300 million, and the total capital raised qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios. The terms of the senior preferred stock and warrant are more fully described in Note 17 to the consolidated financial statements located in Item 8 of the Company’s annual report on Form 10-K, including certain restrictions on the Company’s ability to pay common dividends or repurchase stock.  Further, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP.  The Company cannot predict whether, or in what form, additional terms or conditions may be imposed or the extent to which the Company’s business may be affected by such changes.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at the end of the second quarter of 2009 were down $290 million from December 31, 2008.  Most of the decrease was within the commercial and industrial (C&I) portfolio, but there were reductions in most portfolio segments and geographic regions.  As was anticipated and previously disclosed, economic conditions restrained loan demand through the first half of 2009.  Whitney continues to seek and fund new credit relationships and renew existing ones, but the level of overall demand has been insufficient to cover paydowns and maturities.  This situation is not expected to change over the near term.
The portfolio total at June 30, 2009 was up 10%, or $829 million, from June 30, 2008, with most of this increase from the Parish acquisition.  Table 1 shows loan balances by type of loan at June 30, 2009 and at the end of the four prior quarters.  Table 2 distributes the loan portfolio as of June 30, 2009 by the geographic region from which the loans are serviced.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each, as well as recent changes.

TABLE 1. LOANS
	2009		2008
	June	March	December	September	June
( in millions)	30	31	31	30	30
Commercial & industrial	$3,258	$3,328	$3,436	$3,101	$3,087
Commercial real estate:
Residential construction	239	265	274	265	269
Commercial construction,
land & land development	1,540	1,615	1,614	1,418	1,359
Other CRE – owner-user	1,077	1,041	1,015	822	825
Other CRE – nonowner-user	1,235	1,251	1,254	1,107	1,084
Total commercial real estate	4,091	4,172	4,157	3,612	3,537
Residential mortgage	1,028	1,046	1,079	1,003	983
Consumer	415	407	410	362	356
Total loans	$8,792	$8,953	$9,082	$8,078	$7,963

The portfolio of C&I loans decreased 5%, or $178 million, between year-end 2008 and June 30, 2009, reflecting economic conditions as noted above.  The C&I portfolio sector was up 6%, or $171 million, compared to the end of 2008’s second quarter, with only a limited contribution from the Parish acquisition.  This year-over-year growth was concentrated in Whitney’s Houston, Texas market and Louisiana markets, including strong growth from customers in the oil and gas (O&G) industry through the end of 2008.  In addition to the O&G industry, the C&I portfolio is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial services, and professional services.
Loans outstanding to O&G industry customers declined over the first half of 2009, but still represented approximately 12% of total loans at June 30, 2009, consistent with year-end 2008.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  Loans outstanding to the exploration and production sector comprised approximately 32% of the O&G portfolio at June 30, 2009.  Management continues to monitor the impact of the significant slowdown in global economic activity on commodity prices and has made what it believes to be appropriate adjustments to Whitney’s credit underwriting guidelines with respect to O&G loans and the management of existing relationships.
Outstanding balances under participations in larger shared-credit loan commitments totaled $783 million at the end of 2009’s second quarter, compared to $772 million outstanding at year-end 2008.  The total at June 30, 2009 included approximately $331 million related to the O&G industry.  Substantially all of the shared credits are with customers operating in Whitney’s market area.

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT JUNE 30, 2009
					Total	Percent	Total	Percent
				Alabama/	June 30	of	Dec. 31	of
(dollars in millions)	Louisiana	Texas	Florida	Miss.	2009	total	2008	total
Commercial & industrial	$2,260	$636	$97	$265	$3,258	37%	$3,436	38%
Commercial real estate:
Residential construction	84	75	52	28	239	3	274	3
Commercial construction,
land & land development	466	432	412	230	1,540	17	1,614	18
Other CRE – owner-user	661	131	209	76	1,077	12	1,015	11
Other CRE – nonowner-user	627	135	318	155	1,235	14	1,254	14
Total commercial real estate	1,838	773	991	489	4,091	46	4,157	46

Residential mortgage	550	132	215	131	1,028	12	1,079	12
Consumer	286	23	67	39	415	5	410	4
Total	$4,934	$1,564	$1,370	$924	$8,792	100%	$9,082	100%
Percent of total	56%	18%	16%	10%	100%

The commercial real estate (CRE) portfolio sector also decreased during the first half of 2009.   Project financing is an important component of the CRE portfolio sector.  Management expects that the economic uncertainty during the current recession will slow the availability of new creditworthy CRE projects throughout Whitney’s market area and limit the potential for any growth in this portfolio sector in 2009.  The CRE portfolio sector grew 16%, or $554 million, from June 30, 2008, mainly from the Parish acquisition.  Organic growth over this period was mainly in loans serviced from the Houston, Texas market and involved a variety of retail, commercial and industrial facilities, as well as some multi-family residential development.
The residential mortgage loan portfolio declined $51 million from the end of 2008 to June 30, 2009, reflecting in part the impact of attractive refinancing opportunities in the low interest rate environment.  The Bank continues to sell most conventional residential mortgage loan production in the secondary market.

Credit Risk Management and Allowance and Reserve for Credit Losses

General Discussion of Credit Risk Management and Determination of Credit Loss Allowance and Reserve
Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by the Bank’s Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company.  Lending officers are primarily responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines.  An independent credit review function, which reports to the Audit Committee of the Board of Directors, assesses the accuracy of officer ratings and the timeliness of rating changes and performs concurrent reviews of the underwriting processes.
Management’s evaluation of credit risk in the loan portfolio is reflected in its estimate of probable losses inherent in the portfolio that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this evaluation over time are reflected in the provision for credit losses charged to expense.  The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.
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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
Whitney’s credit quality and loan loss allowance and provision continued to be impacted by residential real estate market conditions in Florida and coastal Alabama, which have led to significant declines in property values and damage to the economies of these areas.  More recently, national and global recessionary conditions have begun to pressure businesses and consumers throughout our market area.
The total of loans criticized through the Company’s credit risk-rating process was $1.05 billion at June 30, 2009, which represented 12% of total loans and a net increase of $168 million from March 31, 2009.  Loans identified as warranting special attention, which is the least severe classification, represented the majority of the quarterly increase, rising $110 million to a total of $351 million at June 30, 2009.  Loans in the more severe classifications were up $58 million for the second quarter of 2009.  Table 3 shows the composition of criticized loans at June 30, 2009, distributed by the geographic region from which the loans are serviced.

TABLE 3. CRITICIZED LOANS AT JUNE 30, 2009
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Commercial & industrial	$70	$89	$11	$36	$206	6%
Commercial real estate:
Residential construction	7	13	25	2	47	20%
Commercial construction,
land & land development	27	73	214	42	356	23%
Other CRE – owner-user	42	34	47	17	140	13%
Other CRE – nonowner-user	51	15	81	19	166	13%
Total commercial real estate	127	135	367	80	709	17%
Residential mortgage	34	12	59	18	123	12%
Consumer	3	1	7	2	13	3%
Total	$234	$237	$444	$136	$1,051	12%
Percent of regional loan total	5%	15%	32%	15%	12%

Of the total net increase of $168 million in criticized loans during the second quarter of 2009, $53 million came from C&I credits, including CRE loans secured by properties used in the borrower’s business.  These were mostly C&I relationships in several unrelated industries serviced from Whitney’s Texas market. Criticized CRE loans on investment or income-producing properties increased $84 million from March 31, 2009, related mainly to retail, multi-family and other commercial projects serviced from the Texas and Florida markets.
Loans for residential development, investment or other residential purposes comprised approximately 34%, or $355 million, of the criticized loan total at June 30, 2009, over half of which were from Whitney’s Florida markets.  CRE loans on nonresidential investment or income-producing properties accounted for approximately 32%, or $337 million, of the criticized total, with the majority again concentrated in the Florida markets.  Criticized C&I relationships, including related CRE loans, represented 33%, or $346 million, of the criticized total at June 30, 2009, including approximately $69 million related to the O&G industry and approximately $40 million related to hospitality.  As the recessionary conditions in the overall economy continue, management is closely monitoring the impact on the operations of borrowers in the energy and hospitality industries and on the performance of the CRE loan portfolio secured by income-producing properties in all markets.
Included in the total of criticized loans at June 30, 2009 was $413 million of nonperforming loans, which is up a net $47 million from March 31, 2009.  Table 4 provides information on nonperforming loans and other nonperforming assets at June 30, 2009 and at the end of the previous four quarters.  Whitney will continue to evaluate all opportunities to dispose of nonperforming assets as quickly as possible, including consideration of the trade-offs between current disposal prices and the carrying costs and management challenges of longer-term resolution, and may recognize losses on future asset disposition decisions and actions.

Nonresidential CRE loans from Whitney’s Florida markets made up most of the net increase in nonperforming loans during the second quarter of 2009, representing a variety of CRE projects and property types.  Residential-related real estate credits that are heavily concentrated in Whitney’s Florida and coastal Alabama markets comprised 52% of total nonperforming loans at June 30, 2009.  The Florida market accounted for 65% of total nonperforming loans at the end of the most recent quarter, with another 8% from Alabama, 21% from Louisiana, and 6% from Texas.

TABLE 4. NONPERFORMING ASSETS
	2009		2008
	June	March	December	September	June
(dollars in thousands)	30	31	31	30	30
Loans accounted for on a nonaccrual basis	$413,174	$366,249	$301,095	$235,136	$147,383
Restructured loans accruing	-	-	-	-	-
Total nonperforming loans	413,174	366,249	301,095	235,136	147,383
Foreclosed assets and surplus property	43,625	38,781	28,067	19,597	14,524
Total nonperforming assets	$456,799	$405,030	$329,162	$254,733	$161,907
Loans 90 days past due still accruing	$20,364	$30,564	$16,101	$6,145	$7,490
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	5.17%	4.50%	3.61%	3.15%	2.03%
Allowance for loan losses to
nonperforming loans	53.12	53.02	53.51	53.32	74.54
Loans 90 days past due still accruing to loans	.23	.34	.18	.08	.09

Table 5 compares second quarter and year-to-date activity for 2009 in the allowance for loan losses and in the reserve for losses on unfunded credit commitments with the comparable periods of 2008.  The overall allowance for loan losses increased $25.3 million during the second quarter of 2009, reflecting mainly the change in the component of the allowance for criticized loans.
The continued weakness in the residential-related real estate markets, primarily in Whitney’s Florida and coastal Alabama markets, accounted for approximately $29 million of the provision for credit losses for the second quarter of 2009.  These loans, which are mainly for residential development or for rental operations, also accounted for $29 million of the gross charge-offs in 2009’s second quarter reflecting the further decline in underlying collateral values.  Problem loans for CRE development or investment accounted for approximately $11 million of the provision and $7 million of charge-offs in the current quarter, related mainly to further deterioration of previously criticized loans in the Tampa, Florida area and some newly criticized CRE project loans from the Texas market.  Problem C&I credits, including CRE loans on property used in C&I operations, added approximately $18 million to the provision and $11 million to charge-offs for the second quarter of 2009.  These C&I credits are mainly from Whitney’s Texas and Louisiana markets.  The provision associated with criticized loans totaled approximately $67 million for the second quarter of 2009, including the impact of the qualitative and quantitative regular periodic reassessment of loss factors.

It is uncertain when sufficient demand will return to depressed residential real estate markets to establish a solid floor on prices and stimulate renewed development.  This, when coupled with the uncertainties arising from the national recession and weak global economic conditions, makes it difficult for management to predict when the level of criticized loans will stabilize or retreat.  In this current economic environment, the periodic estimate of inherent losses in Whitney’s loan portfolio may be volatile.

TABLE 5. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended Six Months Ended
	June 30 June 30
(dollars in thousands)	2009	2008	2009	2008
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$194,179	$91,708	$161,109	$87,909
Provision for credit losses	72,000	35,000	137,000	49,000
Loans charged off:
Commercial & industrial	(9,122)	(11,245)	(12,086)	(16,038)
Commercial real estate:
Construction, land & land development	(30,269)	(2,405)	(52,417)	(4,057)
Other commercial real estate	(3,579)	(1,976)	(5,191)	(3,612)
Total commercial real estate	(33,848)	(4,381)	(57,608)	(7,669)
Residential mortgage	(4,127)	(1,628)	(9,288)	(3,730)
Consumer	(1,447)	(1,038)	(3,391)	(1,897)
Total charge-offs	(48,544)	(18,292)	(82,373)	(29,334)
Recoveries on loans previously charged off:
Commercial & industrial	1,067	779	2,097	1,297
Commercial real estate:
Construction, land & land development	424	222	544	225
Other commercial real estate	30	11	55	19
Total commercial real estate	454	233	599	244
Residential mortgage	76	115	406	194
Consumer	233	309	627	542
Total recoveries	1,830	1,436	3,729	2,277
Net loans charged off	(46,714)	(16,856)	(78,644)	(27,057)
Allowance at end of period	$219,465	$109,852	$219,465	$109,852
Ratios:
Allowance for loan losses to loans at period end	2.50%	1.38%	2.50%	1.38%
Annualized net charge-offs to average loans	2.09	.86	1.75	.70
Annualized gross charge-offs to average loans	2.17	.93	1.83	.75
Recoveries to gross charge-offs	3.77	7.85	4.53	7.76
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$800	$1,300	$800	$1,300
Provision for credit losses	2,000	-	2,000	-
Reserve at end of period	$2,800	$1,300	$2,800	$1,300

INVESTMENT SECURITIES
The investment securities portfolio balance of $1.94 billion at June 30, 2009 was essentially unchanged from year-end 2008.  Securities with carrying values of $1.42 billion at June 30, 2009 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.  Average investment securities in the current quarter were up slightly from the first quarter of 2009.  The composition of the average portfolio of investment securities and effective yields are shown in Table 9.
Mortgage-backed securities issued or guaranteed by U.S. government agencies continued to be the main component of the portfolio, comprising 81% of the total at June 30, 2009.  The duration of the overall investment portfolio was 2.1 years at June 30, 2009 and would extend to 3.5 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2008, the portfolio’s estimated duration was 1.6 years.
Securities available for sale made up the bulk of the total investment portfolio at June 30, 2009.  Available-for-sale securities are carried at fair value, and the balance reported at June 30, 2009 reflected gross unrealized gains of $43.0 million and unrealized losses of $4.7 million.  The unrealized losses were related mainly to mortgage-backed securities and represented less than 2% of the total amortized cost of the underlying securities.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Total deposits at June 30, 2009 decreased approximately 1% from December 31, 2008, but were up 11%, or $877 million, from June 30, 2008.  The Parish acquisition on November 7, 2008 added approximately $636 million of deposits.
Table 6 shows the composition of deposits at June 30, 2009, and at the end of the previous four quarters.  Table 9 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the second and first quarters of 2009 and the second quarter of 2008, as well as for the six-month period in each year.

TABLE 6. DEPOSIT COMPOSITION
	2009				2008
(dollars in millions)	June 30		March 31		December 31		September 30		June 30
Noninterest-bearing
demand deposits	$3,082	34%	$3,177	35%	$3,234	35%	$2,810	35%	$2,773	34%
Interest-bearing deposits:
NOW account deposits	1,107	12	1,179	13	1,281	14	959	12	1,033	12
Money market deposits	1,760	19	1,494	16	1,307	14	1,158	14	1,204	15
Savings deposits	906	10	917	10	909	10	897	11	939	11
Other time deposits	829	9	861	9	876	9	714	9	729	9
Time deposits
$100,000 and over	1,460	16	1,584	17	1,655	18	1,516	19	1,589	19
Total interest-bearing	6,062	66	6,035	65	6,028	65	5,244	65	5,494	66
Total	$9,144	100%	$9,212	100%	$9,262	100%	$8,054	100%	$8,267	100%

Noninterest-bearing demand deposits comprised 34% of total deposits at June 30, 2009, generally consistent with the level at year-end 2008 and at the end of the second quarter of 2008.  Toward the end of the first quarter of 2009, the Bank launched a campaign around a special money market deposit product to attract new personal and business accounts.  Balances held in money market accounts increased $453 million through the first half of 2009.  Deposits at year-end 2008 had included some seasonal inflows that were concentrated in NOW accounts.
Time deposits at June 30, 2009 were down 10%, or $242 million, compared to year-end 2008.  Customers held $277 million of funds in treasury-management time deposit products at June 30, 2009, down $120 million from the total held at December 31, 2008.  These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile.  Competitively bid public funds time deposits totaled approximately $268 million at the end of the second quarter of 2009, which was up $6 million from year-end 2008.  Treasury-management deposits and public funds deposits serve partly as an alternative to Whitney’s other short-term borrowings.
    The balance of short-term borrowings at June 30, 2009, was down 20%, or $262 million, from year-end 2008.  The main source of short-term borrowing continued to be the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.  Borrowings from customers under securities repurchase agreements totaled $595 million at June 30, 2009, which was down $185 million from December 31, 2008.  Similar to Whitney’s treasury-management deposit products, this source of funds can be volatile.  Other short-term borrowings, which include purchased federal funds, short-term Federal Home Loan Bank (FHLB) advances and borrowing through the Federal Reserve’s Term Auction Facility, decreased $77 million from year-end 2008, reflecting reductions in both loans and short-term investments.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.49 billion at June 30, 2009.  The $37.5 million decrease from the end of 2008 reflected mainly the $32.4 million net loss for the first half of 2009.  The Company declared a nominal dividend of $.01 per share to common shareholders for each of the first two quarters of 2009.  The common dividend rate will be reassessed quarterly in light of credit quality trends, expected earnings performance and capital levels, limitations resulting from Treasury’s CPP, and the Bank’s capacity to declare and pay dividends to the Company.  Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements.  It is unlikely that Whitney will increase its dividend in the near term.   Preferred dividends totaled $5.5 million for the first half of 2009.
Whitney’s ability to pay common dividends is limited by its participation in the Treasury’s CPP.  Prior to December 19, 2011, unless the Company has redeemed the preferred stock issued to the Treasury in the CPP or the Treasury has transferred the preferred stock to a third party, Whitney cannot pay a quarterly common dividend above $.31 per share.  Furthermore, if Whitney is not current in the payment of quarterly dividends on the preferred stock, it cannot pay dividends on its common stock.

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

TABLE 7. RISK-BASED CAPITAL AND CAPITAL RATIOS
	June 30	December 31
(dollars in thousands)	2009	2008
Tier 1 regulatory capital	$1,074,403	$1,118,842
Tier 2 regulatory capital	275,478	280,103
Total regulatory capital	$1,349,881	$1,398,945
Risk-weighted assets	$9,957,929	$10,393,894
Ratios
Leverage (Tier 1 capital to average assets)	9.21%	9.87%
Tier 1 capital to risk-weighted assets	10.79	10.76
Total capital to risk-weighted assets	13.56	13.46
Tangible common equity to tangible assets	6.42	6.49
Total shareholders’ equity to total assets	12.43	12.32

The minimum capital ratios for both the Company and the Bank are generally 4% leverage, 4% Tier 1 capital and 8% total capital.  Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  For a bank to qualify as well-capitalized under the current regulatory framework for prompt corrective supervisory action, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes. Both the Company and the Bank satisfied the capital criteria to be categorized as “well-capitalized” at June 30, 2009.
Management believes that the current capital levels of the Company and the Bank will be adequate to absorb losses that may arise during this difficult credit quality and economic cycle without raising additional equity in the capital markets.  However, the Company would consider raising additional capital to assist in taking advantage of strategic investment opportunities that may arise in the future.
Management continues to monitor changes in the terms and conditions associated with the CPP as well as projections for the economy.  If developments occur that alter management’s previous conclusions regarding the benefits of participating in the CPP, the Company will consider all options available to redeem the preferred stock and warrants issued to the Treasury.  The Company would likely raise additional capital in the event it decides to terminate its participation in the CPP.

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
Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization.  At June 30, 2009, securities available for sale with a carrying value of $1.24 billion, out of a total portfolio of $1.75 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in the first half of 2009.
In October 2008, the FDIC temporarily increased deposit insurance coverage limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009 and offered to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts and certain other specified deposits over the same period.  Whitney elected to participate in the unlimited coverage program.  In June 2009, the FDIC extended the period for the expanded $250,000 coverage through December 31, 2013.  These steps were taken as part of the federal government’s response to severe disruption in the credit markets and were designed to support deposit retention and to enhance the liquidity of the nation’s insured depository institutions and thereby assist in stabilizing the overall economy; however, there is no assurance these steps will be successful.
Wholesale funding currently used by the Bank includes FHLB advances, federal funds purchased from upstream correspondents and borrowings through the Federal Reserve’s Term Auction Facility.  The unused borrowing capacity from the FHLB at June 30, 2009 totaled approximately $1.7 billion and is secured by a blanket lien on loans secured by real estate.  The Bank’s unused borrowing capacity from the Federal Reserve Discount Window totaled approximately $1.0 billion at June 30, 2009 based on the collateral pledged.  In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this ability to date.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2009 and 2008.

Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred.  There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company.  Through the end of 2009, the Bank’s dividend capacity will be limited to its current net income, absent regulatory approval to exceed this amount.  The Bank was in a net loss position for the first half of 2009.  At June 30, 2009, the Company had approximately $29 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.  For the first and second quarters of 2009, Whitney reduced its quarterly common dividend to $.01 per share.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2008.  The most significant obligations included long-term debt service, operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.  Whitney recently announced an initiative to replace the Bank’s core data processing application systems and invest in new customer service technology which will be implemented over a two-year period.  During the second quarter of 2009, the Company entered into contracts associated with this initiative that call for outlays totaling approximately  $35 million which will be paid over five years, with approximately $22 million due in the first two years. There have been no other material changes in contractual obligations from year-end 2008 through the end of second quarter of 2009.

OFF-BALANCE-SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 8 schedules these commitments as of June 30, 2009 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 8. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from June 30, 2009
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,322,240	$1,723,740	$354,265	$239,638	$4,597
Loan commitments – nonrevolving	323,181	195,158	125,121	2,902	-
Credit card and personal credit lines	569,806	569,806	-	-	-
Standby and other letters of credit	366,569	232,837	66,275	67,457	-
Total	$3,581,796	$2,721,541	$545,661	$309,997	$4,597

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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors.  Historically, the Bank has had minimal calls to perform under standby agreements.  Certain public financing arrangements supported by letters of credit from the Bank are structured as variable-rate demand notes that are periodically remarketed to reset the interest rate.  The recent disruption in credit markets led to unsuccessful remarketing efforts for some of these public financings.  To assist its customers, the Bank purchased the underlying instruments until credit market conditions improve sufficiently to restart remarketing efforts or the instruments are refinanced under new arrangements.  Such purchases totaled approximately $25 million as of June 30, 2009, and outstanding letters of credit supporting variable-rate demand notes totaled approximately $105 million.

ASSET/LIABILITY MANAGEMENT
The objective of the Company’s asset/liability management is to implement strategies for the funding and deployment of its financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk.
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The sensitivity is measured against the results of a base simulation run that uses forecasts of earning assets and funding sources as of the measurement date and that assumes a stable rate environment and structure.  Based on the simulation run at June 30, 2009, annual net interest income (TE) would be expected to remain essentially unchanged if interest rates instantaneously increased from current rates by 100 basis points.  A comparable simulation run as of December 31, 2008 produced results that indicated a positive impact on net interest income (TE) of $10.3 million, or 2.1%, from a 100 basis point rate increase. Although Whitney has tended to be moderately asset sensitive over the near term, the extent of the sensitivity to rising market rates has been muted by the increased use of rate floors on variable-rate loans and the extent to which these floors exceed the indexed rate in the current low rate environment.  Additional information on variable-rate loans and loans with rate floors is included in the following section on “Net Interest Income (TE).”  The simulation assuming a 100 basis point decrease from current rates was suspended at both June 30, 2009 and December 31, 2008 in light of the historically low rate environment.  The results of the December 31, 2008 simulation reflect adjustments to the underlying model in light of the unusually low rate environment and they differ from those previously disclosed.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the second quarter of 2009 decreased 1%, or $1.1 million, compared to the first quarter of 2009.  Average earning assets were stable between these periods, while the net interest margin (TE) compressed by 8 basis points to 4.05% from 4.13%.  Net interest income (TE) for the second quarter of 2009 was down less than 1%, or $.5 million, compared to the second quarter of 2008.  Average earning assets increased 11%, or $1.13 billion, with approximately $600 million associated with the Parish acquisition.  The net interest margin (TE) in the second quarter of 2009 was down 49 basis points from the year-earlier period.  Tables 9 and 10 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets decreased 12 basis points from the first quarter of 2009 and 91 basis points from the second quarter 2008.  The linked-quarter yield decrease reflected in part the reduced share of loans in the mix of earning assets as well as the ongoing impact of the low rate environment.  The year-over-year decline resulted mainly from a reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio.  Loan yields (TE) in the second quarter of 2009 declined 101 basis points from 2008’s second quarter.  The rates on approximately 29%, or $2.6 billion, of the loan portfolio at June 30, 2009 vary based on LIBOR benchmarks, with another 27%, or $2.4 billion, tied to prime.  At June 30, 2009, the rates on approximately 45% of variable rate loans were at the rate floor established in the loan agreement.  The rate floors have muted the impact of the overall lower rate environment on loan yields.
The rising level of nonaccruing loans has also reduced net interest income and lowered the effective asset yield.  Nonaccruing loans reduced Whitney’s net interest margin by an estimated 20 basis points for the second and first quarters of 2009, which was approximately 10 basis points more than the impact on the margin for the second quarter of 2008.

TABLE 9. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)	Second Quarter 2009			First Quarter 2009			Second Quarter 2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$9,004,386	$110,545	4.92%	$9,102,056	$112,022	4.99%	$7,884,193	$116,366	5.93%
Mortgage-backed securities	1,541,022	16,774	4.35	1,506,143	17,211	4.57	1,525,745	18,031	4.73
U.S. agency securities	104,320	1,122	4.30	104,858	1,122	4.28	164,576	1,617	3.93
Obligations of states and political
subdivisions (TE)	201,207	3,019	6.00	211,580	3,146	5.95	288,098	4,248	5.90
Other securities	60,383	598	3.96	62,577	518	3.31	46,978	455	3.88
Total investment securities	1,906,932	21,513	4.51	1,885,158	21,997	4.67	2,025,397	24,351	4.81
Federal funds sold and
short-term investments	151,325	204	.54	67,391	178	1.07	20,093	109	2.18
Total earning assets	11,062,643	$132,262	4.79%	11,054,605	$134,197	4.91%	9,929,683	$140,826	5.70%
NONEARNING ASSETS
Other assets	1,290,750			1,279,540			1,002,012
Allowance for loan losses	(213,082)			(174,893)			(92,783)
Total assets	$12,140,311			$12,159,252			$10,838,912

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,149,259	$1,049	.37%	$1,256,389	$1,166	.38%	$1,071,995	$1,576	.59%
Money market deposits	1,693,473	4,663	1.10	1,313,965	2,213	.68	1,216,436	2,974	.98
Savings deposits	901,962	357	.16	908,182	361	.16	916,893	885	.39
Other time deposits	839,565	4,479	2.14	870,547	5,320	2.48	749,091	6,080	3.27
Time deposits $100,000 and over	1,546,375	6,812	1.77	1,619,302	8,446	2.12	1,518,683	9,872	2.61
Total interest-bearing deposits	6,130,634	17,360	1.14	5,968,385	17,506	1.19	5,473,098	21,387	1.57
Short-term borrowings	1,100,222	570	.21	1,203,813	1,278	.43	1,130,748	4,740	1.69
Long-term debt	199,449	2,512	5.04	183,311	2,489	5.43	157,387	2,355	5.99
Total interest-bearing liabilities	7,430,305	$20,442	1.10%	7,355,509	$21,273	1.17%	6,761,233	$28,482	1.69%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,082,248			3,150,615			2,747,125
Other liabilities	107,149			119,835			117,093
Shareholders' equity	1,520,609			1,533,293			1,213,461
Total liabilities and
shareholders' equity	$12,140,311			$12,159,252			$10,838,912

Net interest income and margin (TE)		$111,820	4.05%		$112,924	4.13%		$112,344	4.54%
Net earning assets and spread	$3,632,338		3.69%	$3,699,096		3.74%	$3,168,450		4.01%
Interest cost of funding earning assets			.74%			.78%			1.16%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $386,072, $331,348 and $135,515, respectively, in the second and first quarters of 2009 and the second quarter of 2008.

TABLE 9. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a)
YIELDS AND RATES (continued)
	Six Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$9,052,952	$222,567	4.96%	$7,792,518	$242,578	6.26%
Mortgage-backed securities	1,523,679	33,985	4.46	1,510,974	35,830	4.74
U.S. agency securities	104,587	2,244	4.29	227,178	4,512	3.97
Obligations of states and political
subdivisions (TE)	206,365	6,165	5.97	291,805	8,593	5.89
Other securities	61,474	1,116	3.63	40,958	959	4.70
Total investment securities	1,896,105	43,510	4.59	2,070,915	49,894	4.82
Federal funds sold and
short-term investments	109,589	382	.70	73,764	1,380	3.76
Total earning assets	11,058,646	$266,459	4.85%	9,937,197	$293,852	5.94%
NONEARNING ASSETS
Other assets	1,285,176			971,529
Allowance for loan losses	(194,093)			(91,022)
Total assets	$12,149,729			$10,817,704

LIABILITES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,202,528	$2,215	.37%	$1,092,330	$3,952	.73%
Money market deposits	1,504,768	6,876	.92	1,235,871	7,968	1.30
Savings deposits	905,055	718	.16	910,729	2,273	.50
Other time deposits	854,971	9,799	2.31	770,328	13,473	3.52
Time deposits $100,000 and over	1,582,638	15,258	1.94	1,591,864	24,130	3.05
Total interest-bearing deposits	6,049,960	34,866	1.16	5,601,122	51,796	1.86
Short-term and other borrowings	1,151,731	1,848	.32	1,006,875	10,064	2.01
Long-term debt	191,425	5,001	5.23	161,151	4,833	6.00
Total interest-bearing liabilities	7,393,116	$41,715	1.14%	6,769,148	$66,693	1.98%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,116,242			2,697,560
Other liabilities	113,455			129,305
Shareholders' equity	1,526,916			1,221,691
Total liabilities and
shareholders' equity	$12,149,729			$10,817,704

Net interest income and margin (TE)		$224,744	4.09%		$227,159	4.59%
Net earning assets and spread	$3,665,530		3.71%	$3,168,049		3.96%
Interest cost of funding earning assets			.76%			1.35%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $358,861 in 2009 and $133,378 in 2008.

TABLE 10. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Second Quarter 2009 Compared to:						Six Months Ended June 30,
	First Quarter 2009			Second Quarter 2008			2009 Compared to 2008
	Due to		Total	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$(676)	$(801)	$(1,477)	$15,428	$(21,249)	$(5,821)	$35,650	$(55,661)	$(20,011)
Mortgage-backed securities	390	(827)	(437)	178	(1,435)	(1,257)	299	(2,144)	(1,845)
U.S. agency securities	(5)	5	-	(635)	140	(495)	(2,605)	337	(2,268)
Obligations of states and political
subdivisions (TE)	(155)	28	(127)	(1,302)	73	(1,229)	(2,551)	123	(2,428)
Other securities	(19)	99	80	133	10	143	406	(249)	157
Total investment securities	211	(695)	(484)	(1,626)	(1,212)	(2,838)	(4,451)	(1,933)	(6,384)
Federal funds sold and
short-term investments	145	(119)	26	232	(137)	95	466	(1,464)	(998)
Total interest income (TE)	(320)	(1,615)	(1,935)	14,034	(22,598)	(8,564)	31,665	(59,058)	(27,393)

INTEREST EXPENSE
NOW account deposits	(89)	(28)	(117)	108	(635)	(527)	365	(2,102)	(1,737)
Money market deposits	781	1,669	2,450	1,285	404	1,689	1,518	(2,610)	(1,092)
Savings deposits	(1)	(3)	(4)	(14)	(514)	(528)	(14)	(1,541)	(1,555)
Other time deposits	(174)	(667)	(841)	675	(2,276)	(1,601)	1,357	(5,031)	(3,674)
Time deposits $100,000 and over	(351)	(1,283)	(1,634)	179	(3,239)	(3,060)	(139)	(8,733)	(8,872)
Total interest-bearing deposits	166	(312)	(146)	2,233	(6,260)	(4,027)	3,087	(20,017)	(16,930)
Short-term borrowings	(101)	(607)	(708)	(125)	(4,045)	(4,170)	1,270	(9,486)	(8,216)
Long-term debt	210	(187)	23	566	(409)	157	839	(671)	168
Total interest expense	275	(1,106)	(831)	2,674	(10,714)	(8,040)	5,196	(30,174)	(24,978)
Change in net interest income (TE)	$(595)	$(509)	$(1,104)	$11,360	$(11,884)	$(524)	$26,469	$(28,884)	$(2,415)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

The overall cost of funds for the second quarter of 2009 decreased 4 basis points from the first quarter of 2009 and 42 basis points from the second quarter of 2008, reflecting mainly the impact of the low rate environment on both deposit and short-term borrowing rates.  The overall cost of interest-bearing deposits was down 43 basis points between the second quarters of 2008 and 2009, with the cost of the more rate sensitive time deposits down 93 basis points.  Short-term borrowing costs decreased 148 basis points over this same period.  Noninterest-bearing demand deposits funded approximately 28% of average earning assets for the second quarter of 2009, and the percentage of funding from all noninterest-bearing sources totaled 33%.  The current funding mix was somewhat favorable in comparison to both the first quarter of 2009 and the year-earlier period.
For the first six months of 2009, net interest income (TE) decreased 1%, or $2.4 million, compared to the first half of 2008.  Average earning assets increased 11% between these periods, while the net interest margin compressed by 50 basis points to 4.09% in 2009.  Average loans represented 82% of average earning assets for the period, up from 78% for the year-to-date period in 2008.  The overall yield on earning assets for the first six months of 2009 was down 109 basis points from the year-earlier period, and the overall cost of funds decreased 59 basis points between these periods.  Noninterest-bearing sources funded 33% of earning assets on average in the first half of 2009, compared to 32% in 2008, while the percentage of earning assets funded by total higher-cost sources decreased to 34% in 2009 from 36% in 2008.  Substantially the same factors that affected the changes in the mix and rates for earning assets and funding sources between the second quarters of 2009 and 2008 were evident in the changes for the year-to-date periods.

PROVISION FOR CREDIT LOSSES
Whitney provided $74.0 million for credit losses in the second quarter of 2009, compared to $65.0 million in 2009’s first quarter and $35.0 million in the second quarter of 2008.  Net loan charge-offs in 2009’s second quarter were $46.7 million or 2.09% of average loans on an annualized basis, compared to $31.9 million in the first quarter of 2009 and $16.9 million in the second quarter of 2008.  The allowance for loan losses increased $25.3 million during the current quarter and represented 2.50% of total loans at June 30, 2009, up from 1.77% at year end 2008 and 1.38% a year earlier.
The continued weakness in the residential-related real estate markets, primarily in Whitney’s Florida and coastal Alabama markets, accounted for approximately $29 million of the provision for credit losses for the second quarter of 2009.  These loans, which are mainly for residential development or for rental operations, also accounted for $29 million of the gross charge-offs in 2009’s second quarter reflecting the further decline in underlying collateral values.  Problem loans for CRE development or investment accounted for approximately $11 million of the provision and $7 million of charge-offs in the current quarter, related mainly to further deterioration of previously criticized loans in the Tampa, Florida area and some newly criticized CRE project loans from the Texas market.  Problem C&I credits, including CRE loans on property used in C&I operations, added approximately $18 million to the provision and $11 million to charge-offs for the second quarter of 2009.  These C&I credits are mainly from Whitney’s Texas and Louisiana markets.  Management added approximately $10 million to the allowance and provision based on its assessment of current economic conditions and the regular qualitative and quantitative periodic reassessment of loss factors.

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

NONINTEREST INCOME
Noninterest income increased $6.3 million from the second quarter of 2008 to a total of $32.4 million in 2009’s second quarter, with approximately $2.1 million of the increase associated with Parish’s operations.
Deposit service charge income in the second quarter of 2009 was up 10%, or $.9 million in total, from the second quarter of 2008 on higher commercial account fees and the impact of Parish.  The growth in commercial fees was driven mainly by a reduction in the earnings credit allowance in the low market rate environment.  Reduced overall economic activity and conservative behavior by Whitney’s customers in response to economic uncertainty has limited the opportunity for growth in certain income categories, including deposit service charges and bank card fees.  Service charges include periodic account maintenance fees, for both business and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.
Fee income from Whitney’s secondary mortgage market operations grew 123%, or $1.7 million, as refinancing activity in the low interest rate environment and the addition of Parish’s operations drove a significant increase in loan production.  Bank card fees increased 3% compared to the second quarter of 2008, while trust service fees were down 5% under difficult financial market conditions.
The categories comprising other noninterest income increased a combined $3.7 million compared to the second quarter of 2008.  There were positive contributions from most recurring revenue sources, including $1.2 million of additional earnings from the bank-owned life insurance program implemented in May 2008.  The Bank also received a $1.8 million distribution in the second quarter of 2009 from its interest in a small business investment company.  Net gains and other revenue from grandfathered foreclosed property interests carried at a nominal value totaled $.6 million in the second quarters of both 2009 and 2008.
Noninterest income for the second quarter of 2009 increased 11%, or $3.2 million, compared to the first quarter of 2009.  Fee income from Whitney’s secondary mortgage market operations grew 68%, or $1.3 million, on strong refinancing activity.  Bankcard and trust service fees were both up for the current quarter, as were most other recurring sources of fee income included in other noninterest income.  As noted earlier, other noninterest income in the second quarter of 2009 included a $1.8 million distribution from a small business investment company.   Revenue from the Company’s grandfathered foreclosed assets was $.5 million lower in the current period than in the first quarter of 2009.  Deposit service charge income decreased 4%, or $.4 million, mainly as a result of a higher earnings credit rate for commercial accounts.
Noninterest income for the first six months of 2009 was $7.0 million higher than in the year-earlier period.  In the first quarter of 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of a portion of its Visa shares in connection with Visa’s restructuring and initial public offering, as discussed in Note 14 to the consolidated financial statements.

Excluding this gain, noninterest income for the first half of 2009 was up 18%, or $9.3 million, from the first half of 2008, with approximately $4.0 million associated with Parish’s operations.  Year-to-date changes in individual income categories from the prior year were for the most part consistent with the year-to-year quarterly changes discussed above and were driven by substantially the same factors.  Net gains and other revenue from grandfathered foreclosed assets totaled $1.7 million in the first half of 2009 and $3.3 million in the comparable period of 2008.

NONINTEREST EXPENSE
Noninterest expense increased 31%, or $26.2 million, to a total of $112 million in the second quarter of 2009 compared to 2008’s second quarter.  Incremental operating costs associated with Parish’s operations, including the amortization of acquired intangibles, totaled approximately $6.3 million in the current year’s period.
Whitney’s personnel expense increased 9%, or $4.3 million, in total between these periods, with employee compensation up 7%, or $2.7 million, and the cost of employee benefits up 17%, or $1.5 million.
Employee compensation other than that earned under management incentive plans increased 11%, or $3.9 million, with approximately $2.6 million of the total increase related to the Parish staff.  Management incentive program compensation decreased by $1.2 million, largely as a result of tightened performance criteria coupled with the current difficult operating environment.  No management cash bonus was accrued in the first or second quarters of 2009.
The increase in employee benefits expense was driven mainly by a $1.1 million increase in the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan, as was discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The addition of the Parish staff added approximately $.4 million to benefits expense for the second quarter of 2009.
Net occupancy expense increased 13%, or $1.1 million, compared to the second quarter of 2008, with approximately $.7 million for Parish’s facilities.  Increased expenses related to de novo branch expansion, the cost of insurance and nonrecurring or periodic facility repairs were offset partly by the impact of branch closures that had been planned for early 2009.
The total expense for professional services, both legal and other services, increased $2.1 million compared to the second quarter of 2008.  Legal expense increased $1.4 million mainly on higher costs associated with problem loan collection efforts.  Legal costs are expected to remain at elevated levels throughout 2009.  The expense for nonlegal professional services was up $.7 million in the second quarter of 2009, related partly to consulting engagements for the upgrade of core application systems and process improvements.
Other costs associated with problem loan collections and with foreclosed asset management increased $6.9 million in the second quarter of 2009, including a $5.0 million additional provision to increase the valuation allowance on foreclosed property.  This was the main factor behind the $8.8 million overall increase in other noninterest expense from the second quarter of 2008.
The expense for deposit insurance and other regulatory fees in the second quarter of 2009 was up $8.8 million compared to the second quarter of 2008.  As was discussed in Whitney’s annual report on Form 10-K for the year ended December 31, 2008, recent bank failures and economic conditions have put pressure on deposit insurance reserve ratios and have led the FDIC to introduce a new, higher rate structure beginning in 2009.  Whitney has also elected to participate in the part of the FDIC’s Temporary Liquidity Guarantee Program that provides for full deposit insurance coverage for specified deposit categories.  This program began October 14, 2008 and is scheduled to end December 31, 2009.  The total quarterly assessment for deposit insurance in the second quarter of 2009 was up $3.2 million compared to the second quarter of 2008.  The quarterly assessment is expected to increase further in the third quarter of 2009 based on known and anticipated changes in some of the Bank-specific variables that underlie the assessment calculation.  The FDIC also imposed an industry-wide emergency special assessment for the second quarter of 2009 at 5 basis points of the insured institutions total assets less Tier 1 regulatory capital.  Whitney’s assessment totaled $5.5 million.  The FDIC may impose similar special assessments quarterly through the end of 2009 if deemed necessary.
Total noninterest expense for the second quarter of 2009 increased $15.0 million from 2009’s first quarter.  The second quarter of 2009 included the $5.5 million special deposit insurance assessment mentioned earlier, and the new assessment system added $.5 million to recurring deposit insurance expense for the period.  The second quarter also included an additional $4.4 million provision to increase the valuation allowance on foreclosed property and a $1.9 million increase in loan collection costs and foreclosed asset management expense.
Total personnel expense for the second quarter of 2009 increased $1.4 million, or 3%, from the first quarter of 2009.  Employee compensation was up $2.3 million, while employee benefits expense declined $.8 million.  The increase in compensation reflected higher sales-based incentives in the current period and the effects of a $1.5 million reduction in share-based compensation in the first quarter of 2009 that resulted from updated performance estimates on outstanding awards.  The decline in benefits reflected the normal decrease in payroll taxes from their high point at the beginning of each year and a reduction in the cost of providing pension benefits based on final results of the annual actuarial valuation.
For the six-month period ended June 30, 2009, noninterest expense was up 23%, or $39.1 million, compared to the first half of 2008, with approximately $12.7 million of the increase associated with Parish’s operations.  The changes in major noninterest expense categories between these periods were influenced mainly by the same factors cited in the discussion of year-to-year quarterly results above.  In connection with Visa’s initial public offering in the first quarter of 2008, the Company had reversed a $1.0 million liability with respect to an indemnification agreement with Visa against other noninterest expense.

INCOME TAXES
The Company recorded an income tax benefit at an effective rate of 50.2% on the pre-tax loss for the second quarter of 2009 and 49.1% on the year-to-date loss through June 30, 2009.  The effective rate was 23.0% for the tax expense provision in the second quarter of 2008 and 29.7% for the year-to-date provision in 2008.  Whitney’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt interest income and the availability of tax credits.  Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.  Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the tax expense rate in profitable periods.  The impact on the effective tax rate becomes more pronounced as the pre-tax income or loss becomes smaller, leading to lower expense rates and higher benefit rates.

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
The major rating agencies regularly evaluate our creditworthiness and assign credit ratings to the debt of the Company and the Bank.  The agencies’ ratings are based on a number of factors, some of which are not within our control.  In addition to factors specific to the financial strength and performance of the Company and the Bank, the rating agencies also consider conditions affecting the financial services industry generally.  Three rating agencies, Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, recently downgraded select ratings for both the Company and the Bank, which was also the case for a number of other financial services industry entities.  All of the Bank’s ratings remained investment grade.  All of the Company’s ratings remained investment grade, with the exception of the Standard & Poor’s long-term debt rating that fell one level below investment grade.  These agencies have also reported a negative ratings outlook for both the Company and the Bank and the ratings are “under review” or “watch” at Fitch and DBRS.
In light of the difficulties currently confronting the financial services industry, including, among others, the global recession, credit market disruptions, and the severe stress on residential real estate markets, there can be no assurance that the Company and the Bank will not receive further downgrades or that ratings will remain investment grade.  Further rating reductions could adversely affect our access to funding sources and the cost and other terms of obtaining funding.  Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in the Bank’s ratings increases premiums and expense.

Impairment of goodwill associated with acquisitions would result in a charge to earnings.
Goodwill is tested for impairment at least annually and the impairment test compares the estimated fair value of a reporting unit with its net book value.  Given the current economic environment and potential for volatility in the fair value estimate, management is updating the impairment test for goodwill quarterly.  No indication of goodwill impairment was identified by the interim test as of June 30, 2009; however, there is the possibility that a noncash goodwill impairment charge may be required in the future.  Such a charge could result in a material reduction in earnings in the period in which goodwill is determined to be impaired, but an impairment charge would not have an effect on tangible common equity or regulatory capital.

An impairment charge could also further restrict the Bank’s ability to pay dividends to the Company, which relies on these dividends as a source of liquidity.

Whitney’s business is highly regulated and legislative or regulatory compliance, changes or actions, or significant litigation, could adversely impact Whitney or the businesses in which Whitney engages.

Whitney is subject to extensive regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which Whitney may engage.  Compliance with such regulation and related regulatory scrutiny may increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.  We also will be required to pay higher FDIC premiums because market developments have depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  The impact of any changes to laws and regulations or other specific actions by regulatory agencies may negatively impact all financial institutions, including Whitney.
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry.  Actions by regulatory agencies or significant litigation against Whitney could cause it to devote significant time and resources to defending itself and may lead to fines or penalties that negatively affect Whitney and its results of operations and damage its reputation.  Future changes in the laws, including tax laws, or, as a participant in the Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 (EESA), the rules and regulations promulgated under EESA or the American Recovery and Reinvestment Act of 2009, or regulations or their interpretations or enforcement may also be adverse to Whitney and its shareholders and may require Whitney to expend significant time and resources to comply with such requirements.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended June 30, 2009.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
		Average	Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid	Announced Plans or	under the Plans or
Period	Shares Purchased	per Share	Programs (1)	Programs (1)
April 2009	-	-	-	-
May 2009	-	-	-	-
June 2009	-	-	-	-
Total	-	-	-	-

(1)	No repurchase plans were in effect during the second quarter of 2009.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required for this item is included in Item 8.01 of the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2009 (file number 0-01026), and is incorporated herein by reference thereto.

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 54, are filed (or furnished, as applicable) as part of this report.  The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITNEY HOLDING CORPORATION
      (Registrant)

By:     /s/Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Senior Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

    August 10, 2009
    Date

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1	Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 10.1	Form of tenure-based restricted stock unit agreement for executive officers under the Company’s 2007 Long-Term Compensation Plan.
Exhibit 10.2	Amendment to the Company’s Retirement Restoration Plan.
Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.