Form 10-Q
period 2009-09-30
WHITNEY HOLDING CORP
filed 2009-11-09
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, 96,447,195 shares of the registrant’s no par value common stock were outstanding.

WHITNEY HOLDING CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30	December 31
(dollars in thousands)	2009	2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$209,523	$299,619
Federal funds sold and short-term investments	54,729	167,268
Loans held for sale	23,826	20,773
Investment securities
Securities available for sale	1,821,246	1,728,962
Securities held to maturity, fair values of $192,498 and $213,920, respectively	184,635	210,393
Total investment securities	2,005,881	1,939,355
Loans, net of unearned income	8,476,989	9,081,850
Allowance for loan losses	(238,600)	(161,109)
Net loans	8,238,389	8,920,741

Bank premises and equipment	216,722	212,501
Goodwill	435,678	435,678
Other intangible assets	15,850	22,883
Accrued interest receivable	34,671	39,799
Other assets	421,199	321,884
Total assets	$11,656,468	$12,380,501

LIABILITIES
Noninterest-bearing demand deposits	$3,130,426	$3,233,550
Interest-bearing deposits	5,749,951	6,028,044
Total deposits	8,880,377	9,261,594

Short-term borrowings	991,189	1,276,636
Long-term debt	199,589	179,236
Accrued interest payable	14,505	19,789
Accrued expenses and other liabilities	105,377	117,768
Total liabilities	10,191,037	10,855,023

SHAREHOLDERS' EQUITY
Preferred stock, no par value
Authorized, 20,000,000 shares; issued and outstanding, 300,000 shares	294,657	293,706
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 68,192,382 and 67,845,159 shares, respectively	2,800	2,800
Capital surplus	398,069	397,703
Retained earnings	795,199	869,918
Accumulated other comprehensive loss	(12,597)	(25,952)
Treasury stock at cost - 500,000 shares	(12,697)	(12,697)
Total shareholders' equity	1,465,431	1,525,478
Total liabilities and shareholders' equity	$11,656,468	$12,380,501
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share data)	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$107,751	$116,501	$329,918	$358,973
Interest and dividends on investment securities
Taxable securities	18,918	19,732	56,263	62,818
Tax-exempt securities	1,885	2,091	5,893	6,516
Interest on federal funds sold and short-term investments	103	115	485	1,495
Total interest income	128,657	138,439	392,559	429,802
INTEREST EXPENSE
Interest on deposits	15,918	19,393	50,784	71,189
Interest on short-term borrowings	387	5,259	2,235	15,323
Interest on long-term debt	2,498	2,352	7,499	7,185
Total interest expense	18,803	27,004	60,518	93,697
NET INTEREST INCOME	109,854	111,435	332,041	336,105
PROVISION FOR CREDIT LOSSES	80,500	40,000	219,500	89,000
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	29,354	71,435	112,541	247,105
NONINTEREST INCOME
Service charges on deposit accounts	9,390	8,252	28,622	24,893
Bank card fees	5,258	4,452	14,265	13,024
Trust service fees	2,865	3,189	9,018	9,964
Secondary mortgage market operations	2,243	1,063	7,169	3,559
Other noninterest income	9,276	8,449	31,655	28,615
Securities transactions	195	67	195	67
Total noninterest income	29,227	25,472	90,924	80,122
NONINTEREST EXPENSE
Employee compensation	40,356	39,456	119,816	115,908
Employee benefits	10,239	8,547	32,046	26,547
Total personnel	50,595	48,003	151,862	142,455
Net occupancy	10,137	9,177	29,419	26,309
Equipment and data processing	6,570	6,048	19,452	18,510
Legal and other professional services	4,609	2,951	13,935	7,728
Deposit insurance and regulatory fees	5,281	1,661	18,745	3,484
Telecommunication and postage	3,246	2,684	9,295	8,136
Corporate value and franchise taxes	2,094	2,324	6,867	6,994
Amortization of intangibles	2,192	1,641	7,033	5,478
Other noninterest expense	18,872	15,060	55,643	39,974
Total noninterest expense	103,596	89,549	312,251	259,068
INCOME (LOSS) BEFORE INCOME TAXES	(45,015)	7,358	(108,786)	68,159
INCOME TAX EXPENSE (BENEFIT)	(14,991)	310	(46,322)	18,382
NET INCOME (LOSS)	$(30,024)	$7,048	$(62,464)	$49,777
Preferred stock dividends	4,067	-	12,159	-
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(34,091)	$7,048	$(74,623)	$49,777
EARNINGS (LOSS) PER COMMON SHARE
Basic	$(.50)	$.11	$(1.10)	$.77
Diluted	(.50)	.11	(1.10)	.76
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	67,772,139	64,057,895	67,575,306	64,324,441
Diluted	67,772,139	64,352,735	67,575,306	64,688,044
CASH DIVIDENDS PER COMMON SHARE	$.01	$.31	$.03	$.93
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
					Accumulated
		Common Stock and			Other
(dollars and shares in thousands,	Preferred	Capital Surplus		Retained	Comprehensive	Treasury
except per share data)	Stock	Shares	Amount	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2007	$-	65,826	$411,066	$885,792	$(18,803)	$(49,319)	$1,228,736
Comprehensive income:
Net income	-	-	-	49,777	-	-	49,777
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	5,978	-	5,978
Net change in prior service credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	388	-	388
Total comprehensive income	-	-	-	49,777	6,366	-	56,143
Common stock dividends, $.93 per share	-	-	-	(60,222)	-	-	(60,222)
Common stock issued to dividend reinvestment plan	-	110	(331)	-	-	2,827	2,496
Employee incentive plan common stock activity	-	45	4,451	-	-	1,193	5,644
Director compensation plan common stock activity	-	35	(223)	-	-	911	688
Common stock acquired under repurchase program	-	(2,040)	-	-	-	(50,484)	(50,484)
Balance at September 30, 2008	$-	63,976	$414,963	$875,347	$(12,437)	$(94,872)	$1,183,001

Balance at December 31, 2008	$293,706	67,345	$400,503	$869,918	$(25,952)	$(12,697)	$1,525,478
Comprehensive income (loss):
Net loss	-	-	-	(62,464)	-	-	(62,464)
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	14,441	-	14,441
Net change in prior service credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	(1,086)	-	(1,086)
Total comprehensive income (loss)	-	-	-	(62,464)	13,355	-	(49,109)
Common stock dividends, $.03 per share	-	-	-	(2,012)	-	-	(2,012)
Preferred stock dividend and discount accretion	951	-	-	(10,243)	-	-	(9,292)
Common stock issued to dividend reinvestment plan	-	45	672	-	-	-	672
Employee incentive plan common stock activity	-	258	(649)	-	-	-	(649)
Director compensation plan common stock activity	-	44	343	-	-	-	343
Balance at September 30, 2009	$294,657	67,692	$400,869	$795,199	$(12,597)	$(12,697)	$1,465,431

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
(dollars in thousands)	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(62,464)	$49,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	15,437	13,888
Amortization of purchased intangibles	7,033	5,478
Share-based compensation earned	4,131	8,696
Premium amortization (discount accretion) on securities, net	1,874	819
Provision for credit losses and losses on foreclosed assets	227,392	89,530
Net gains on asset dispositions	(2,337)	(1,975)
Deferred tax benefit	(32,815)	(15,909)
Net (increase) decrease in loans originated and held for sale	(3,053)	8,624
Net (increase) decrease in interest and other income receivable and prepaid expenses	(14,349)	293
Net decrease in interest payable and accrued income taxes and expenses	(19,107)	(15,961)
Other, net	481	(7,550)
Net cash provided by operating activities	122,223	135,710
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	15,772	6,342
Proceeds from maturities of investment securities available for sale	459,770	502,965
Purchases of investment securities available for sale	(547,196)	(367,197)
Proceeds from maturities of investment securities held to maturity	25,664	39,654
Net (increase) decrease in loans	423,315	(553,051)
Net decrease in federal funds sold and short-term investments	112,539	490,635
Purchases under bank-owned life insurance program	-	(150,000)
Proceeds from sales of foreclosed assets and surplus property	19,692	6,278
Purchases of bank premises and equipment	(23,332)	(10,317)
Other, net	(26,713)	(3,666)
Net cash provided by (used in) investing activities	459,511	(38,357)
FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	131,348	(177,227)
Net decrease in time deposits	(512,083)	(351,937)
Net increase (decrease) in short-term borrowings	(285,447)	555,838
Proceeds from issuance of long-term debt	20,593	-
Repayment of long-term debt	(87)	(8,371)
Proceeds from issuance of common stock	672	3,380
Purchases of common stock	(1,086)	(52,576)
Cash dividends on common stock	(12,543)	(59,315)
Cash dividends on preferred stock	(9,834)	-
Other, net	(3,363)	(1,201)
Net cash used in financing activities	(671,830)	(91,409)
Increase (decrease) in cash and cash equivalents	(90,096)	5,944
Cash and cash equivalents at beginning of period	299,619	290,199
Cash and cash equivalents at end of period	$209,523	$296,143

Cash received during the period for:
Interest income	$394,734	$428,191

Cash paid during the period for:
Interest expense	$66,336	$102,589
Income taxes	5,255	38,500

Noncash investing activities:
Foreclosed assets received in settlement of loans	$44,440	$17,947

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

NOTE 3
INVESTMENT SECURITIES
Summary information about securities available for sale and securities held to maturity follows.

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale
September 30, 2009
Mortgage-backed securities	$1,601,595	$49,374	$20	$1,650,949
U. S. agency securities	100,166	3,193	-	103,359
Obligations of states and political subdivisions	6,372	346	4	6,714
Other securities	60,224	-	-	60,224
Total	$1,768,357	$52,913	$24	$1,821,246
December 31, 2008
Mortgage-backed securities	$1,527,632	$26,342	$1,189	$1,552,785
U. S. agency securities	100,269	5,309	-	105,578
Obligations of states and political subdivisions	7,635	223	10	7,848
Other securities	62,751	-	-	62,751
Total	$1,698,287	$31,874	$1,199	$1,728,962
Securities Held to Maturity
September 30, 2009
Obligations of states and political subdivisions	$184,635	$7,863	$-	$192,498
Total	$184,635	$7,863	$-	$192,498
December 31, 2008
Obligations of states and political subdivisions	$210,393	$4,316	$789	$213,920
Total	$210,393	$4,316	$789	$213,920

The following summarizes securities with unrealized losses at September 30, 2009 and December 31, 2008 by the period over which the security’s fair value had been continuously less than its amortized cost as of each date.

September 30, 2009	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$51,666	$20	$-	$-
Obligations of states and political subdivisions	235	1	406	3
Total	$51,901	$21	$406	$3

December 31, 2008	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$245,088	$1,170	$7,396	$19
Obligations of states and political subdivisions	1,145	9	150	1
Total	$246,233	$1,179	$7,546	$20
Securities Held to Maturity
Obligations of states and political subdivisions	$13,618	$461	$10,459	$328
Total	$13,618	$461	$10,459	$328

Management evaluates whether unrealized losses on securities represent impairment that is other than temporary.  If such impairment is identified, the carrying amount of the security is reduced with a charge to operations.  In making this evaluation, management first considers the reasons for the indicated impairment.  These could include changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality.  Management then considers the likelihood of a recovery in fair value sufficient to eliminate the indicated impairment and the length of time over which an anticipated recovery would occur, which could extend to the security’s maturity.  Finally, management determines whether there is both the ability and the intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary.  In making this assessment, management considers whether the security continues to be a suitable holding from the perspective of the Company’s overall portfolio and asset/liability management strategies and whether there are other circumstances that would more likely than not require the sale of the security.
There were minimal unrealized losses at September 30, 2009, all of which were unrelated to credit quality.  In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  At September 30, 2009, management had both the intent and ability to hold these securities until the market-based impairment is recovered.
The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of September 30, 2009.  Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals.  The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
(in thousands)	Cost	Value
Securities Available for Sale
Within one year	$52,189	$53,620
One to five years	56,699	58,697
Five to ten years	1,250	1,356
After ten years	-	-
Debt securities with single maturities	110,138	113,673
Mortgage-backed securities	1,601,595	1,650,949
Equity and other debt securities	56,624	56,624
Total	$1,768,357	$1,821,246
Securities Held to Maturity
Within one year	$16,709	$16,903
One to five years	71,999	74,862
Five to ten years	64,011	67,071
After ten years	31,916	33,662
Total	$184,635	$192,498

Securities with carrying values of $1.25 billion at September 30, 2009 and $1.69 billion at December 31, 2008 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

NOTE 4
LOANS
The composition of the Company’s loan portfolio was as follows.

	September 30		December 31
(in thousands)	2009		2008
Commercial & industrial	$3,063,945	36%	$3,436,461	38%
Commercial real estate:
Residential construction	215,565	3	275,012	3
Commercial construction, land & land development	1,487,190	18	1,612,468	18
CRE – owner-user	1,056,660	12	1,013,919	11
CRE – other	1,219,944	14	1,254,329	14
Total commercial real estate	3,979,359	47	4,155,728	46
Residential mortgage	1,010,797	12	1,079,270	12
Consumer	422,888	5	410,391	4
Total loans	$8,476,989	100%	$9,081,850	100%

NOTE 5
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, IMPAIRED LOANS AND NONPERFORMING LOANS

A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2009	2008	2009	2008
Allowance at beginning of period	$219,465	$109,852	$161,109	$87,909
Provision for credit losses	81,000	40,000	218,000	89,000
Loans charged off	(63,530)	(27,325)	(145,903)	(56,659)
Recoveries	1,665	2,843	5,394	5,120
Net charge-offs	(61,865)	(24,482)	(140,509)	(51,539)
Allowance at end of period	$238,600	$125,370	$238,600	$125,370

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2009	2008	2009	2008
Reserve at beginning of period	$2,800	$1,300	$800	$1,300
Provision for credit losses	(500)	-	1,500	-
Reserve at end of period	$2,300	$1,300	$2,300	$1,300

Information on loans evaluated for possible impairment loss follows.

	September 30	December 31
(in thousands)	2009	2008
Impaired loans
Requiring a loss allowance	$272,020	$218,376
Not requiring a loss allowance	65,102	54,492
Total recorded investment in impaired loans	$337,122	$272,868
Impairment loss allowance required	$53,107	$39,288

The following is a summary of nonperforming loans.  Substantially all of the impaired loans summarized above are included in the nonperforming loan totals.

	September 30	December 31
(in thousands)	2009	2008
Loans accounted for on a nonaccrual basis	$405,852	$301,095
Restructured loans accruing	-	-
Total nonperforming loans	$405,852	$301,095

NOTE 6
DEPOSITS
The composition of deposits was as follows.

	September 30	December 31
(in thousands)	2009	2008
Noninterest-bearing demand deposits	$3,130,426	$3,233,550
Interest-bearing deposits:
NOW account deposits	1,092,544	1,281,137
Money market deposits	1,799,931	1,306,937
Savings deposits	839,268	909,197
Other time deposits	817,240	875,999
Time deposits $100,000 and over	1,200,968	1,654,774
Total interest-bearing deposits	5,749,951	6,028,044
Total deposits	$8,880,377	$9,261,594

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $172 million at September 30, 2009 and $397 million at December 31, 2008.  Most of these deposits mature on a daily basis.

NOTE 7
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.

	September 30	December 31
(in thousands)	2009	2008
Securities sold under agreements to repurchase	$600,420	$780,059
Federal funds purchased	83,569	479,837
Federal Home Loan Bank advances	300,000	-
Treasury Investment Program	7,200	16,740
Total short-term borrowings	$991,189	$1,276,636

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
The Bank has unused borrowing capacity with the Federal Reserve that is secured by the pledge of selected loans and investment securities.
Under the Treasury Investment Program, excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate.  Repayment of these borrowed funds can be demanded at any time, and the Bank pledges securities as collateral.

NOTE 8
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	September 30	December 31
(in thousands)	2009	2008
Other Assets
Cash surrender value of life insurance	$172,388	$166,627
Net deferred income tax asset	95,952	73,023
Foreclosed assets and surplus property	49,737	28,067
Recoverable income taxes	22,348	3,765
Low-income housing tax credit fund investments	10,155	12,182
Prepaid expenses	11,581	8,049
Miscellaneous investments, receivables and other assets	59,038	30,171
Total other assets	$421,199	$321,884
Accrued Expenses and Other Liabilities
Accrued taxes and other expenses	$26,496	$24,672
Dividend payable	571	11,647
Liability for pension benefits	39,768	38,747
Obligation for postretirement benefits other than pensions	18,329	18,045
Reserve for losses on unfunded credit commitments	2,300	800
Miscellaneous payables, deferred income and other liabilities	17,913	23,857
Total accrued expenses and other liabilities	$105,377	$117,768

Life insurance policies purchased under a bank-owned life insurance program are carried at their cash surrender value, which represents the amount that could be realized as of the reporting date.  Earnings on these policies are reported in noninterest income and are not taxable.
The total for miscellaneous investments, receivables and other assets at September 30, 2009, includes approximately $26 million of investments in auction rate securities (ARS), the majority of which are investment grade auction rate preferred securities with underlying holdings of municipal securities.  The ARS were purchased at par from brokerage customers to provide a source of liquidity.  Disruptions in the broader credit markets led to failed auctions in the ARS market and illiquidity.  While management believes the ARS will be redeemed at par, the actual timing of redemptions is uncertain.  These investments are carried at their estimated fair values.

NOTE 9
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2009	2008	2009	2008
Investment services income	$1,651	$1,458	$4,767	$4,663
Credit-related fees	1,626	1,562	4,802	4,404
ATM fees	1,224	1,363	4,535	4,202
Other fees and charges	1,362	1,168	4,287	3,475
Earnings from bank-owned life insurance program	1,818	1,610	5,407	2,283
Other operating income	829	949	4,350	5,882
Net gains on sales and other revenue from foreclosed assets	175	328	1,687	3,886
Net gains (losses) on disposals of surplus property	591	11	1,820	(180)
Total	$9,276	$8,449	$31,655	$28,615

In the first quarter of 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of Visa Inc. (Visa) shares, as discussed in Note 14.  This gain is reflected in other operating income for the nine months ended September 30, 2008.

NOTE 10
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2009	2008	2009	2008
Security and other outsourced services	$4,385	$3,802	$12,836	$11,736
Bank card processing services	1,370	1,099	3,527	3,222
Operating supplies	1,098	1,002	3,237	2,951
Advertising and promotion	1,038	1,015	2,971	3,207
Provision for valuation losses on foreclosed assets	2,092	486	7,892	530
Nonlegal loan collection and other foreclosed asset costs	2,256	529	5,972	1,406
Miscellaneous operating losses	709	2,482	2,502	2,479
Other operating expenses	5,924	4,645	16,706	14,443
Total	$18,872	$15,060	$55,643	$39,974

Miscellaneous operating losses for the quarter and nine months ended September 30, 2008 included $2.1 million of casualty losses and expenses incurred during hurricanes.  In the first quarter of 2008, Whitney reversed a $1.0 million liability related to an indemnification agreement with Visa, as discussed in Note 14.  The impact is also reflected in year-to-date operating losses in 2008.

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
The Company has contributed $10.8 million to the qualified plan in 2009 through the end of the third quarter and, based on currently available information, anticipates making an additional contribution of approximately $2.1 million for the remainder of the year.
The components of net pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2009	2008	2009	2008
Service cost for benefits in period	$1,416	$2,095	$4,641	$6,284
Interest cost on benefit obligation	2,745	2,519	8,257	7,545
Expected return on plan assets	(2,820)	(2,662)	(8,379)	(7,972)
Amortization of:
Net actuarial loss	1,338	269	4,174	808
Prior service cost (credit)	109	(21)	214	(64)
Net periodic pension expense	$2,788	$2,200	$8,907	$6,601

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
The Company recognized share-based compensation expense with respect to awards under the employee plan of $1.4 million ($.9 million after-tax) in the third quarter of 2009 and $2.8 million ($1.8 million after-tax) in the third quarter of 2008.  Share-based compensation expense for the employee plan was $3.8 million ($2.5 million after-tax) for the first nine months of 2009 and $8.5 million ($5.5 million after-tax) for the comparable period in 2008.

NOTE 13
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment at least annually.   The impairment test compares the estimated fair value of a reporting unit with its net book value.  Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations.  The fair value of the reporting unit is based on valuation techniques that market participants would use in the acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s common stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors.  No indication of goodwill impairment was identified in the annual assessment as of September 30, 2009.  For the annual impairment test, the discounted cash flow analysis resulted in a fair value estimate approximately 7% higher than book value.  Either a 10 basis point reduction in the expected net interest margin, a .50% lower projected growth rate or a .50% higher discount rate would reduce the estimated fair value by approximately 7%.
Forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance in the current economic environment is very difficult and subject to change over very short time periods.  Management will continue to update its impairment analysis as circumstances change in this environment of volatile and unpredictable market conditions. As a result, it is possible that a noncash goodwill impairment charge may be required in future periods.

NOTE 14
CONTINGENCIES
Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business.  After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney’s financial condition, results of operations or cash flows.

Indemnification Obligation
In October 2007, Visa completed restructuring transactions that modified the obligation of members of Visa USA, including Whitney, to indemnify Visa against pending and possible settlements of certain litigation matters.  Whitney recorded a $1.0 million liability in the fourth quarter of 2007 for the estimated value of its obligations under the indemnification agreement.  In the first quarter of 2008, Visa completed an initial public offering of its shares and used the proceeds to redeem a portion of Visa USA members’ equity interests and to establish an escrow account that will fund any settlement of the members’ obligations under the indemnification agreement.  Whitney recognized a $2.3 million gain from the redemption proceeds and reversed the $1.0 million liability for its indemnification obligations.  Visa has made additional cash contributions to the escrow account subsequent to the initial funding.  Although the Company remains obligated to indemnify Visa for losses in connection with certain litigation matters whose claims exceed amounts set aside in the escrow account, Whitney’s interest in the escrow balance approximates management’s current estimate of the value of the Company’s indemnification obligation.  The amount of offering proceeds and other cash contributions to the escrow account for litigation settlements will reduce the number of shares of Visa stock to which Whitney will ultimately be entitled as a result of the restructuring.

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

Regulatory Restrictions on Dividends from Subsidiaries
Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred.  There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company.  Through the end of 2009, the Bank’s dividend capacity will be limited to its current net income, absent regulatory approval to exceed this amount.  The Bank was in a net loss position through the first nine months of 2009.  At September 30, 2009, the Company had approximately $25.8 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.  For the first three quarters of 2009, Whitney reduced its quarterly common dividend to $.01 per share.  The Company must currently obtain regulatory approval before increasing the cash dividends above this level.

NOTE 16
EARNINGS (LOSS) PER COMMON SHARE
As discussed in Note 20, the Financial Accounting Standards Board (FASB) has concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method.  Whitney has awarded share-based payments that are considered participating securities under this guidance.  The two-class method allocates earnings to each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  This guidance is effective for 2009 and has been applied retrospectively to earnings per share data presented for prior periods with no material impact.
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
		Three Months Ended		Nine Months Ended
		September 30		September 30
(dollars in thousands, except per share data)		2009	2008	2009	2008
Numerator:
Net income (loss)		$(30,024)	$7,048	$(62,464)	$49,777
Preferred stock dividends		4,067	-	12,159	-
Net income (loss) to common shareholders		(34,091)	7,048	(74,623)	49,777
Net income (loss) allocated to participating
securities – basic and diluted		-	87	-	549
Net income (loss) allocated to common
shareholders – basic and diluted	A	$(34,091)	$6,961	$(74,623)	$49,228
Denominator:
Weighted-average common shares – basic	B	67,772,139	64,057,895	67,575,306	64,324,441
Dilutive potential common shares		-	294,840	-	363,603
Weighted-average common shares – diluted	C	67,772,139	64,352,735	67,575,306	64,688,044
Earnings (loss) per common share:
Basic	A/B	$(.50)	$.11	$(1.10)	$.77
Diluted	A/C	(.50)	.11	(1.10)	.76
Weighted-average anti-dilutive potential common shares:
Stock options and restricted stock units		2,233,326	3,129,524	2,379,325	2,200,076
Warrants		2,631,579	-	2,631,579	-

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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  Approximately 96% of the letters of credit outstanding at September 30, 2009 were rated as having average or better credit risk under the Bank’s credit risk rating guidelines.  A substantial majority of standby letters of credit outstanding at September 30, 2009 have a term of one year or less.
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
A summary of off-balance-sheet financial instruments follows.

	September 30	December 31
(in thousands)	2009	2008
Loan commitments – revolving	$2,405,116	$2,474,000
Loan commitments – nonrevolving	282,207	519,695
Credit card and personal credit lines	568,525	564,385
Standby and other letters of credit	374,007	417,053

NOTE 18
FAIR VALUE DISCLOSURES
The FASB defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
This accounting guidance also emphasizes that fair value is a market-based measurement and not an entity-specific measurement and established a hierarchy to prioritize the inputs that can be used in the fair value measurement process.  The inputs in the three levels of this hierarchy are described as follows:

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

The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Securities available for sale primarily consist of U.S. government agency and agency mortgage-backed debt securities.  The balances exclude nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost, which totaled $56.6 million at September 30, 2009 and $58.8 million at December 31, 2008.  The Level 2 fair value measurement shown below was obtained from a third-party pricing service that uses industry-standard pricing models.  Substantially all of the model inputs are observable in the marketplace or can be supported by observable data.

	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3
September 30, 2009
Investment securities available for sale	-	$1,764,622	-
December 31, 2008
Investment securities available for sale	-	$1,670,136	-

Certain assets and liabilities may be measured at fair value on a nonrecurring basis; that is, the instruments are not measured and reported at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances.  To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans to the fair value of the underlying collateral in certain circumstances.   The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $217 million at September 30, 2009 and $163 million at December 31, 2008.  The portion of the allowance for loan losses allocated to these loans totaled $50 million at September 30, 2009 and $34 million at year-end 2008.  The recorded investment in such loans was written down by $86 million during the first nine months of 2009 with a charge against the allowance for loan losses.  The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.
Accounting guidance from the FASB requires the disclosure of estimated fair value information about certain on- and off-balance sheet financial instruments, including those financial instruments that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The significant methods and assumptions used by the Company to estimate the fair value of financial instruments are discussed below.  The aggregate fair value amounts presented do not, and are not intended to, represent an aggregate measure of the underlying fair value of the Company.
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

Deposits – The FASB’s guidance requires that deposits without a stated maturity, such as noninterest-bearing demand deposits, NOW account deposits, money market deposits and savings deposits, be assigned fair values equal to the amounts payable upon demand (carrying amounts).  Deposits with a stated maturity were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturity.
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
The estimated fair values of the Company’s financial instruments follow.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
ASSETS:
Cash and short-term investments	$264,252	$264,252	$466,887	$466,887
Investment securities available for sale (a)	1,764,622	1,764,622	1,670,136	1,670,136
Investment securities held to maturity	184,635	192,498	210,393	213,920
Loans held for sale	23,826	24,183	20,773	21,105
Loans, net	8,238,389	8,136,600	8,920,741	8,947,135
LIABILITIES:
Deposits	8,880,377	8,889,574	9,261,594	9,270,404
Short-term borrowings	991,189	991,189	1,276,636	1,276,636
Long-term debt	199,589	180,216	179,236	137,810
(a) Excludes nonmarketable equity securities carried at cost.

NOTE 19
SUBSEQUENT EVENTS
Subsequent to September 30, 2009, Whitney announced and completed an underwritten public offering of the Company’s common stock.  The underwriters purchased 28.75 million shares at a public offering price of $8.00 per share.  The net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses are expected to be approximately $218 million.
Management has evaluated subsequent events through the date that the financial statements were issued on November 9, 2009.

NOTE 20
ACCOUNTING STANDARDS DEVELOPMENTS
In August 2009, the FASB updated its guidance on fair value measurements and disclosure.  The updated guidance clarifies how to measure the fair value of a liability when a quoted price in an active market for the identical liability is not available, but does not introduce new fair value measurements principles.  The new guidance is effective for Whitney’s fourth quarter of 2009 and should not have a material impact on the Company’s fair value disclosures.
In June 2009, the FASB amended its guidance on accounting for transfers of financial assets.  The amended guidance eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered.  Based on this new standard, many types of transferred financial assets that would previously have been derecognized will now remain on the transferor’s financial statements.  The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure.  The new guidance is effective for Whitney beginning in 2010.  Adoption of this new guidance is not expected to have a significant impact on the Company’s financial condition or results of operations, given Whitney’s current involvement in financial asset transfer activities.
Also in June 2009, the FASB issued amended guidance on accounting for variable interest entities (VIEs).  This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE.  The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE.  It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities.  The new guidance is effective for Whitney’s 2010 fiscal year.  Management is currently evaluating what, if any, impact that the adoption of the new guidance will have on the Company’s financial position or results of operations.
In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  These standards, which were effective for Whitney’s quarter ended June 30, 2009, did not represent a significant change from existing practice, but did require disclosure of the date through which subsequent events have been evaluated.  This disclosure is included in Note 19.
In April 2009, the FASB established a new method of recognizing and reporting other-than-temporary impairments of debt securities and expanded and increased the frequency of related disclosures.  Given the current composition of Whitney’s portfolio of debt securities, application of this new guidance, which was effective for the second quarter of 2009, did not materially impact the Company’s financial condition or results of operations.
The FASB also issued guidance in April 2009 that extended the annual disclosure requirement about fair value of financial instruments to interim periods.  The Company’s interim disclosures are included in Note 18.

In June 2008, the FASB issued its conclusion that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method .  Whitney has awarded share-based payments that are considered participating securities under this guidance.  This guidance was effective for financial statements issued for the Company’s 2009 fiscal year and must be applied retrospectively to earnings per share data presented for all prior periods.  Adopting this guidance had no material impact on Whitney’s reported earnings per share.  Note 16 presents information on the calculation of earnings per share for the third quarters and first nine months of 2009 and 2008.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
				Nine Months ended
	Third Quarter	Second Quarter	Third Quarter	September 30
(dollars in thousands, except per share data)	2009	2009	2008	2009	2008
QUARTER-END BALANCE SHEET DATA
Total assets	$11,656,468	$11,975,082	$10,987,447	$11,656,468	$10,987,447
Earning assets	10,561,425	10,861,061	9,943,868	10,561,425	9,943,868
Loans	8,476,989	8,791,840	8,077,775	8,476,989	8,077,775
Investment securities	2,005,881	1,942,365	1,812,025	2,005,881	1,812,025
Noninterest-bearing deposits	3,130,426	3,081,617	2,809,923	3,130,426	2,809,923
Total deposits	8,880,377	9,144,041	8,054,431	8,880,377	8,054,431
Shareholders' equity	1,465,431	1,487,994	1,183,001	1,465,431	1,183,001
AVERAGE BALANCE SHEET DATA
Total assets	$11,796,108	$12,140,311	$10,902,329	$12,030,560	$10,846,118
Earning assets	10,723,215	11,062,643	9,892,165	10,945,607	9,922,077
Loans	8,661,806	8,945,911	8,007,507	8,890,667	7,853,872
Investment securities	1,966,020	1,906,932	1,853,581	1,919,666	1,997,942
Noninterest-bearing deposits	3,083,404	3,082,248	2,771,101	3,105,176	2,722,253
Total deposits	9,076,350	9,212,882	8,230,249	9,135,921	8,275,705
Shareholders' equity	1,485,525	1,520,609	1,192,535	1,512,967	1,211,902
INCOME STATEMENT DATA
Interest income	$128,657	$131,014	$138,439	$392,559	$429,802
Interest expense	18,803	20,442	27,004	60,518	93,697
Net interest income	109,854	110,572	111,435	332,041	336,105
Net interest income (TE)	110,975	111,820	112,601	335,719	339,760
Provision for credit losses	80,500	74,000	40,000	219,500	89,000
Noninterest income	29,227	32,431	25,472	90,924	80,122
Net securities gains in noninterest income	195	-	67	195	67
Noninterest expense	103,596	111,807	89,549	312,251	259,068
Net income (loss)	(30,024)	(21,301)	7,048	(62,464)	49,777
Net income (loss) to common shareholders	(34,091)	(25,368)	7,048	(74,623)	49,777
KEY RATIOS
Return on average assets	(1.01)%	(.70)%	.26%	(.69)%	.61%
Return on average shareholders' equity	(11.36)	(8.30)	2.35	(8.19)	5.49
Net interest margin	4.11	4.05	4.53	4.10	4.57
Average loans to average deposits	95.43	97.10	97.29	97.32	94.90
Efficiency ratio	73.99	77.51	64.89	73.22	61.71
Annualized expense to average assets	3.51	3.68	3.29	3.46	3.18
Allowance for loan losses to loans, end of period	2.81	2.50	1.55	2.81	1.55
Annualized net charge-offs to average loans	2.86	2.09	1.22	2.11	.87
Nonperforming assets to loans plus foreclosed
assets and surplus property, end of period	5.34	5.17	3.15	5.34	3.15
Average shareholders' equity to average assets	12.59	12.53	10.94	12.58	11.17
Tangible common equity to tangible assets, end of period	6.42	6.42	7.89	6.42	7.89
Leverage ratio, end of period	8.99	9.21	8.17	8.99	8.17
COMMON SHARE DATA
Earnings (loss) per share
Basic	$(.50)	$(.38)	$.11	$(1.10)	$.77
Diluted	(.50)	(.38)	.11	(1.10)	.76
Cash dividends per share	$.01	$.01	$.31	$.03	$.93
Book value per share, end of period	$17.30	$17.63	$18.49	$17.30	$18.49
Tangible book value per share, end of period	$10.63	$10.93	$13.13	$10.63	$13.13
Trading data
High sales price	$11.27	$15.33	$33.02	$16.16	$33.02
Low sales price	7.94	8.33	13.96	7.94	13.96
End-of-period closing price	9.54	9.16	24.25	9.54	24.25
Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense divided by total net interest (TE) and noninterest income (excluding securities transactions).
The tangible common equity to tangible assets ratio is total shareholders' equity less preferred stock and intangible assets divided by total assets less intangible assets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the Company or Whitney) and its subsidiaries from December 31, 2008 to September 30, 2009 and on their results of operations during the third quarters of 2009 and 2008.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS
This discussion contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and  these statmements are intended to be covered by the safe harbor provided by the same.  Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future.  Forward-looking statements often contain words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project” or other words of similar meaning.
The forward-looking statements made in this discussion include, but may not be limited to, (a) comments on the expectd use of the proceeds of the Company's common stock offering; (b) the description of Whitney’s participation in the U.S. Treasury’s Capital Purchase Program; (c) comments on conditions impacting certain sectors of the loan portfolio, including economic conditions; (d) information about changes in the duration of the investment portfolio with changes in market rates; (e) discussion of the results of a voluntary stress test of the loan portfolio; (f) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (g) comments on the anticipated dividend capacity of the Company and the Bank; (h) discussion of the performance of Whitney’s net interest income assuming certain conditions; (i) discussion of factors affecting trends in certain categories of noninterest income; and (j) comments on expected changes in certain categories of noninterest expense.
Whitney’s ability to accurately project results or to predict the effects of plans or strategies is inherently limited.  Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:
•	the continued deterioration of general economic and business conditions in the United States and in the regions and communities Whitney serves;
•	further declines in the values of residential and commercial real estate, which may increase Whitney’s credit losses;

•
Whitney’s ability to manage disruptions in the credit and lending markets, including the impact on its business and on the businesses of its customers as well as other financial institutions with which Whitney has commercial relationships;

•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;
•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;
•	the occurrence of natural disasters or acts of war or terrorism that directly or indirectly affect the financial health of Whitney’s customer base;
•	Whitney’s ability to comply with any requirements imposed on the Company and the Bank by their respective regulators, and the potential negative consequences that may result;
•
changes in laws and regulations, including increases in regulatory capital requirements, that significantly affect the activities of the banking industry and the Company’s competitive position relative to other financial service providers;

•	the impact of future losses on Whitney’s deferred tax assets and the potential need for a valuation allowance for deferred tax assets in future periods;
•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
•	Whitney’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by the Bank’s customers;
•	Whitney’s ability to effectively expand into new markets;
•	the cost and other effects of material contingencies, including litigation contingencies;
•	the failure to attract or retain key personnel;
•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;
•	the effectiveness of Whitney’s responses to unexpected changes; and
•	those other factors identified and discussed in Whitney’s public filings with the SEC.
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

OVERVIEW OF RECENT TRENDS IN FINANCIAL PERFORMANCE
Whitney recorded a net loss of $30.0 million for the quarter ended September 30, 2009 compared to a net loss of $21.3 million for the second quarter of 2009.  Including dividends on preferred stock, the loss to common shareholders was $34.1 million, or $.50 per diluted common share, for the third quarter of 2009 compared to a loss of $25.4 million, or $.38 per diluted share, for the second quarter of 2009.  The Company earned $7.0 million, or $.11 per diluted common share, for the third quarter of 2008.

Common Stock Offering
Subsequent to September 30, 2009, Whitney announced and completed an underwritten public offering of the Company’s common stock.  The underwriters purchased 28.75 million shares at a public offering price of $8.00 per share.  The net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses are expected to be approximately $218 million.  The net proceeds will qualify as Tier 1 capital and will be used for working capital and general corporate purposes, which may include capital to support organic growth, to better position the Company to eventually redeem the Company’s preferred stock and warrant issued to the U.S. Department of Treasury pursuant to the Capital Purchase Program, and to facilitate future acquisition opportunities.

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

Loans and Earning Assets
Total loans at the end of the third quarter of 2009 were down $605 million from December 31, 2008, primarily within the commercial and industrial (C&I) portfolio.  As was anticipated and previously disclosed, economic conditions restrained loan demand through the first nine months of 2009.  Whitney continues to seek and fund new credit relationships and to renew existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions.  The Company does not expect this situation to change over the near term.
Both average loans and average earning assets for the third quarter of 2009 were down approximately 3% compared to the second quarter of 2009.

Deposits and Funding
Deposits at September 30, 2009 decreased approximately 4% from December 31, 2008, reflecting mainly declines in competitively bid public fund deposits and deposits held in treasury-management sweep products used by corporate customers.  Average deposits in the third quarter of 2009 were down 1.5% compared to the second quarter of 2009.  During the first and second quarters of 2009, the Bank executed a campaign around a special money market deposit product to attract new personal and business accounts.  Year-end deposit balances included some seasonal inflows.

Noninterest-bearing demand deposits were stable to slightly higher in the third quarter of 2009 compared to the second quarter of 2009 and comprised 34% of total average deposits and funded 29% of average earning assets for the current period.  The percentage of funding from all noninterest-bearing sources totaled 34%.  The current funding mix was somewhat favorable in comparison to both the second quarter of 2009 and the year-earlier period.
                The balance of short-term borrowings at September 30, 2009, was down 22%, or $285 million, from year-end 2008, reflecting mainly restrained loan demand and the overall reduced level of earning assets.

Net Interest Income
Whitney’s net interest income (TE) for the third quarter of 2009 decreased less than 1%, or $.8 million, compared to the second quarter of 2009.  Although average earning assets were down 3% between these periods, the net interest margin (TE) improved 6 basis points to 4.11%.  The margin expansion reflected both a small increase in earning asset yields and a further reduction in the cost of funds.  Asset yields benefited from an improved asset mix, while the reduction in the cost of funds was driven mainly by the maturity or renewal of higher-cost certificates of deposit in the current low interest rate environment.  The start of scheduled rate reductions on deposits from a special money market campaign offered during the second quarter of 2009 also benefited the cost of funds in the third quarter of 2009.  The lost interest on nonaccruing loans reduced the net interest margin by approximately 20 basis points in both the third and second quarters of 2009.

Provision for Credit Losses and Credit Quality
Whitney increased its provision for credit losses to $80.5 million in the third quarter of 2009 compared to $74.0 million in 2009’s second quarter.  Provisions related to impaired loans accounted for more than half of the third quarter’s total provision for credit losses.  Over $30 million of the impaired loan provisions came from the Tampa, Florida market, reflecting in part the continued decline in the value of underlying real estate collateral.  The remainder of the third quarter’s provision for credit losses was related to a net increase on total criticized loans for the third quarter of 2009 of $131 million, the impact of smaller consumer charge-offs and qualitative adjustments.  Approximately $100 million of the net increase in criticized loans came from oil and gas industry credits and commercial construction, land and land development loans serviced from our Texas market.  Nonperforming loans totaled $406 million at September 30, 2009, which reflected a small improvement of $7.3 million from June 30, 2009.
Net loan charge-offs in the third quarter of 2009 were $61.9 million or 2.86% of average loans on an annualized basis, compared to $46.7 million or 2.09% in the second quarter of 2009.  The majority of total gross charge-offs, approximately 76%, came from credits in the Florida market and was heavily concentrated in residential-related real estate loans.
The provision for loan losses exceeded net charge-offs by $19.1 million during the third quarter of 2009 which increased the allowance for loan losses to 2.81% of total loans at September 30, 2009, up from 2.50% at June 30, 2009 and 1.77% at year end 2008.

Noninterest Income
Noninterest income for the third quarter of 2009 decreased 10%, or $3.2 million, from the second quarter of 2009.  Fee income from Whitney’s secondary mortgage market operations declined 27%, or $.8 million, on a slowdown in refinancing activity in the third quarter of 2009.  The second quarter of 2009 included a $1.8 million distribution from an interest in a local small business investment company and an additional $.5 million of revenue from the Company’s grandfathered foreclosed assets.

Noninterest Expense
Total noninterest expense for the third quarter of 2009 decreased $8.2 million from 2009’s second quarter.  The second quarter included a $5.5 million special deposit insurance assessment that was imposed industry-wide by the FDIC.  The provision for valuation allowances on foreclosed property decreased $3.0 million in the third quarter of 2009.  Loan collections and foreclosed asset management expenses were stable between these periods, although they remain at elevated levels.  Total personnel expense for the third quarter of 2009 decreased $.8 million.  There was a $.5 million reduction in share-based compensation that reflected the lower cost of the 2009 award relative to the cost of prior awards that vested in the second quarter of 2009.  Sales-based incentive plan compensation was also lower in the third quarter.

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

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at the end of the third quarter of 2009 were down $605 million from December 31, 2008.  Most of the decrease was within the commercial and industrial (C&I) portfolio, but there were reductions in most portfolio segments and geographic regions.  As was anticipated and previously disclosed, economic conditions restrained loan demand through the first nine months of 2009.  Whitney continues to seek and fund new credit relationships and to renew existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions.  This situation is not expected to change over the near term.

Table 1 shows loan balances by type of loan at September 30, 2009 and at the end of the four prior quarters.  The Parish acquisition in November 2008 included a loan portfolio of approximately $606 million, which was concentrated mainly in the commercial real estate (CRE) loan categories. Table 2 distributes the loan portfolio as of September 30, 2009 by the geographic region from which the loans are serviced.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each, as well as recent changes.

TABLE 1. LOANS
	2009			2008
	September	June	March	December	September
( in millions)	30	30	31	31	30
Commercial & industrial	$3,064	$3,258	$3,328	$3,436	$3,101
Commercial real estate:
Residential construction	215	239	265	274	265
Commercial construction,
land & land development	1,487	1,540	1,615	1,614	1,418
Other CRE – owner-user	1,057	1,077	1,041	1,015	822
Other CRE – nonowner-user	1,220	1,235	1,251	1,254	1,107
Total commercial real estate	3,979	4,091	4,172	4,157	3,612
Residential mortgage	1,011	1,028	1,046	1,079	1,003
Consumer	423	415	407	410	362
Total loans	$8,477	$8,792	$8,953	$9,082	$8,078

The portfolio of C&I loans, including commercial real estate (CRE) loans secured by properties used in the borrower’s business, decreased $330 million, or 7%, between year-end 2008 and September 30, 2009, mainly reflecting economic conditions noted above.  The C&I portfolio is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, hospitality, financial services, and professional services.
Loans outstanding to O&G industry customers declined approximately $100 million over the first nine months of 2009, but still represented approximately 11%, or $962 million, of total loans at September 30, 2009.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  Loans outstanding to the exploration and production sector comprised approximately 33% of the O&G portfolio at September 30, 2009.  Management continues to monitor the impact of weak global economic activity on commodity prices and has made what it believes to be appropriate adjustments to Whitney’s credit underwriting guidelines with respect to O&G loans and the management of existing relationships.
Outstanding balances under participations in larger shared-credit loan commitments totaled $681 million at the end of 2009’s third quarter, compared to $772 million outstanding at year-end 2008.  The total at September 30, 2009 included approximately $282 million related to the O&G industry.  Substantially all of the shared credits are with customers operating in Whitney’s market area.

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT SEPTEMBER 30, 2009
					Total	Percent	Total	Percent
				Alabama/	Sep 30	of	Dec. 31	of
(dollars in millions)	Louisiana	Texas	Florida	Miss.	2009	total	2008	total
Commercial & industrial	$2,124	$596	$98	$246	$3,064	36%	$3,436	38%
Commercial real estate:
Residential construction	81	71	42	21	215	3	274	3
Commercial construction,
land & land development	442	444	365	236	1,487	18	1,614	18
Other CRE – owner-user	655	117	209	76	1,057	12	1,015	11
Other CRE – nonowner-user	617	136	319	148	1,220	14	1,254	14
Total commercial real estate	1,795	768	935	481	3,979	47	4,157	46

Residential mortgage	553	137	198	123	1,011	12	1,079	12
Consumer	292	23	67	41	423	5	410	4
Total	$4,764	$1,524	$1,298	$891	$8,477	100%	$9,082	100%
Percent of total	56%	18%	15%	11%	100%

The CRE portfolio, excluding loans on properties used in C&I operations, decreased $220 million during the first nine months of 2009.  Approximately half of the decrease came from charge-offs and foreclosures.  Project financing is an important component of this CRE portfolio sector, and management expects that current economic uncertainty will limit the availability of new creditworthy CRE projects throughout Whitney’s market area over the near term.
Tables 3 and 4 show the composition of certain components of the CRE portfolio by property type and the region from which the loans are serviced.

TABLE 3. COMMERCIAL CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS
AT SEPTEMBER 30, 2009
				Alabama/		Percent of
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Land & lots:
Residential	$149	$45	$147	$82	$423	28%
Commercial	115	87	86	55	343	23%
Retail	41	151	21	25	238	16%
Office buildings	32	36	24	5	97	7%
Multifamily	20	94	1	21	136	9%
Other (a)	85	31	86	48	250	17%
Total	$442	$444	$365	$236	$1,487	100%
Percent of total	30%	30%	24%	16%	100%
(a) Includes agricultural land.

TABLE 4. COMMERCIAL REAL ESTATE LOANS – NONOWNER-USER
AT SEPTEMBER 30, 2009
				Alabama/		Percent of
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Retail	$158	$73	$76	$40	$347	28%
Office buildings	111	28	62	28	229	19%
Hotel/motel	156	4	45	24	229	19%
Multifamily	74	11	49	32	166	14%
Industrial/warehouse	54	16	46	16	132	11%
Other	64	4	41	8	117	9%
Total	$617	$136	$319	$148	$1,220	100%
Percent of total	51%	11%	26%	12%	100%

The residential mortgage loan portfolio declined $68 million from the end of 2008 to September 30, 2009, reflecting in part the impact of attractive refinancing opportunities in the low interest rate environment, as well as some charge-offs and foreclosures.  The Bank continues to sell most conventional residential mortgage loan production in the secondary market.

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
The recorded allowance encompasses three key elements: (1) allowances established for losses on criticized loans; (2) allowances based on historical loss experience for loans with acceptable credit quality and groups of homogeneous loans not individually rated; and (3) allowances based on general economic conditions and other qualitative and environmental risk factors both internal and external to the Company.  During the third quarter of 2009, management enhanced the allowance methodology by expanding the qualitative and environmental factors that are considered and by evaluating and applying loss factors to the loan portfolio at a more granular level to better capture regional distinctions and distinctions among the types of property securing real estate loans.

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit, and management establishes reserves as needed for its estimate of probable losses on such commitments.

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
The total of loans criticized through the Company’s credit risk-rating process was $1.18 billion at September 30, 2009, which represented 14% of total loans and a net increase of $131 million from June 30, 2009.  The range of criticized ratings covers loans with well-defined weaknesses that would likely lead to a default if not corrected as well as loans with a high probability of loss but not yet charged off due to specific pending events.  Criticized ratings also identify loans that deserve close attention because of potential weaknesses as evidenced by, for example, the borrower’s recent operating trends or adverse market conditions.  Table 5 shows the composition of criticized loans at September 30, 2009, distributed by the geographic region from which the loans are serviced.

TABLE 5. CRITICIZED LOANS AT SEPTEMBER 30, 2009
						Percent of
				Alabama/		portfolio
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	category total
Commercial & industrial	$74	$120	$10	$31	$235	8%
Commercial real estate:
Residential construction	6	14	21	1	42	20%
Commercial construction,
land & land development	33	124	177	40	374	25%
Other CRE – owner-user	47	33	51	17	148	14%
Other CRE – nonowner-user	69	38	99	30	236	19%
Total commercial real estate	155	209	348	88	800	20%
Residential mortgage	42	7	65	18	132	13%
Consumer	5	-	7	3	15	4%
Total	$276	$336	$430	$140	$1,182	14%
Percent of regional portfolio total	6%	22%	33%	16%	14%

Criticized C&I relationships, including the related CRE loans, totaled $383 million at September 30, 2009, which was an increase of $37 million from June 30, 2009.  The criticized C&I total included approximately $122 million related to the O&G industry.  This represented 13% of the O&G industry portfolio outstanding, although only 1% of this portfolio was considered to be nonperforming at September 30, 2009.  Until the outlook on commodity prices translates into increased exploration and drilling activity, management expects continued stress on the O&G industry portfolio and elevated levels of criticized relationships.  There were no other significant industry concentrations within the total for criticized C&I relationships.

Tables 6 and 7 show the composition of certain components of the criticized CRE portfolio by property type and the region from which the loans are serviced.

TABLE 6. CRITICIZED COMMERCIAL CONSTRUCTION, LAND & LAND DEVELOPMENT
LOANS AT SEPTEMBER 30, 2009
				Alabama/		Percent of
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Land & lots:
Residential	$14	$8	$65	$26	$113	30%
Commercial	15	45	54	2	116	31%
Retail	-	41	11	-	52	14%
Office buildings	2	7	8	-	17	5%
Multifamily	-	23	-	-	23	6%
Other (a)	2	-	39	12	53	14%
Total	$33	$124	$177	$40	$374	100%
Percent of total	9%	33%	47%	11%	100%
(a) Includes agricultural land.

Criticized commercial construction, land and land development (C&D) loans totaled $374 million at September 30, 2009, which was an increase of $18 million from June 30, 2009.  Whitney’s Florida markets saw a decrease of $37 million in criticized C&D loans, reflecting continued charge-offs, foreclosures and other problem loan resolutions, particularly with respect to loans for residential development. Criticized C&D loans serviced from Whitney’s Texas market increased $51 million during the third quarter of 2009 and represented 28% of total C&D loans in this market at September 30, 2009.  General economic and credit market conditions continue to delay the successful completion of various retail and other income-producing CRE projects and stretch the financial capacity of the developers.  Whitney has worked proactively with its borrowers to develop strategies to deal with these difficult conditions and no C&D loan from the Texas market was considered nonperforming at September 30, 2009; nevertheless, management expects the elevated level of criticized credits to continue for the near term.

TABLE 7. CRITICIZED COMMERCIAL REAL ESTATE LOANS – NONOWNER-USER
AT SEPTEMBER 30, 2009
				Alabama/		Percent of
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Retail	$9	$22	$11	$18	$60	26%
Office buildings	10	3	9	4	26	11%
Hotel/motel	44	-	26	-	70	30%
Multifamily	5	10	26	7	48	20%
Industrial/warehouse	1	3	18	-	22	9%
Other	-	-	9	1	10	4%
Total	$69	$38	$99	$30	$236	100%
Percent of total	29%	16%	42%	13%	100%

Criticized CRE loans on nonowner-user income-producing properties increased $70 million during the third quarter of 2009 to a total of $236 million at September 30, 2009.  Additions to these criticized CRE loans in the third quarter of 2009 were generally consistent with the distribution by property type shown in Table 7 and were spread over all regional markets.  Nonperforming loans on income-producing CRE totaled approximately $85 million at September 30, 2009, with $61 million from the Florida markets.  As the weak conditions in the overall economy continue, management is closely monitoring the impact on CRE loan customers with hotel operations and others in the hospitality industry and on the performance of the CRE loan portfolio secured by retail and other income-producing properties in all markets.
Included in the total of criticized loans at September 30, 2009 was $406 million of nonperforming loans, which is down a net $7 million from June 30, 2009.  Table 8 provides information on nonperforming loans and other nonperforming assets at September 30, 2009 and at the end of the previous four quarters.  Residential-related real estate credits that are heavily concentrated in Whitney’s Florida and coastal Alabama markets comprised approximately half of total nonperforming loans at September 30, 2009.  The Florida market accounted for 67% of total nonperforming loans at the end of the most recent quarter, with another 8% from Alabama, 19% from Louisiana, and 5% from Texas.  The earlier discussion of criticized loans includes additional details on nonperforming assets at September 30, 2009.
Whitney will continue to evaluate all opportunities to dispose of nonperforming assets as quickly as possible, including consideration of the trade-offs between current disposal prices and the carrying costs and management challenges of longer-term resolution, and may recognize losses on future asset disposition decisions and actions.

TABLE 8. NONPERFORMING ASSETS
	2009			2008
	September	June	March	December	September
(dollars in thousands)	30	30	31	31	30
Loans accounted for on a nonaccrual basis	$405,852	$413,174	$366,249	$301,095	$235,136
Restructured loans accruing	-	-	-	-	-
Total nonperforming loans	405,852	413,174	366,249	301,095	235,136
Foreclosed assets and surplus property	49,737	43,625	38,781	28,067	19,597
Total nonperforming assets	$455,589	$456,799	$405,030	$329,162	$254,733
Loans 90 days past due still accruing	$15,077	$20,364	$30,564	$16,101	$6,145
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	5.34%	5.17%	4.50%	3.61%	3.15%
Allowance for loan losses to
nonperforming loans	58.79	53.12	53.02	53.51	53.32
Loans 90 days past due still accruing to loans	.18	.23	.34	.18	.08

Table 9 compares third quarter and year-to-date activity for 2009 in the allowance for loan losses and in the reserve for losses on unfunded credit commitments with the comparable periods of 2008.

TABLE 9. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2009	2008	2009	2008
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$219,465	$109,852	$161,109	$87,909
Provision for credit losses	81,000	40,000	218,000	89,000
Loans charged off:
Commercial & industrial	(5,858)	(11,821)	(17,944)	(27,859)
Commercial real estate:
Construction, land & land development	(39,689)	(11,063)	(92,106)	(15,120)
Other commercial real estate	(8,991)	(1,127)	(14,182)	(4,739)
Total commercial real estate	(48,680)	(12,190)	(106,288)	(19,859)
Residential mortgage	(6,919)	(2,648)	(16,207)	(6,378)
Consumer	(2,073)	(666)	(5,464)	(2,563)
Total charge-offs	(63,530)	(27,325)	(145,903)	(56,659)
Recoveries on loans previously charged off:
Commercial & industrial	1,107	2,150	3,204	3,447
Commercial real estate:
Construction, land & land development	109	308	653	533
Other commercial real estate	52	23	107	42
Total commercial real estate	161	331	760	575
Residential mortgage	198	66	604	260
Consumer	199	296	826	838
Total recoveries	1,665	2,843	5,394	5,120
Net loans charged off	(61,865)	(24,482)	(140,509)	(51,539)
Allowance at end of period	$238,600	$125,370	$238,600	$125,370
Ratios:
Allowance for loan losses to loans at period end	2.81%	1.55%	2.81%	1.55%
Annualized net charge-offs to average loans	2.86	1.22	2.11	.87
Annualized gross charge-offs to average loans	2.93	1.36	2.19	.96
Recoveries to gross charge-offs	2.62	10.40	3.70	9.04
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$2,800	$1,300	$800	$1,300
Provision for credit losses	(500)	-	1,500	-
Reserve at end of period	$2,300	$1,300	$2,300	$1,300

More than half of the $80.5 million provision for loans losses in the third quarter of 2009 was related to nonperforming loans evaluated for impairment losses.  Over $30 million of the impaired loan provisions came from the Tampa, Florida market and reflected in part the continued decline in the value of underlying real estate collateral.  The remainder of the provision for loan losses for the third quarter of 2009 was related to the increase in total criticized loans, the impact of smaller consumer charge-offs and qualitative adjustments.

Florida loans generated approximately $48 million of the $63.5 million of gross charge-offs for the third quarter of 2009, with $35 million from the Tampa market.  These were heavily concentrated in charge-offs on residential C&D loans and other residential-related credits, which totaled $45 million.  Other C&D loans and loans on income-producing CRE accounted for approximately $10 million of charge-offs in the current quarter, with the majority again from Florida.  C&I relationships added approximately $7 million to charge-offs for the third quarter of 2009, mainly from Whitney’s Louisiana markets.
The provision for loan losses exceeded net charge-offs by $19.1 million during the third quarter of 2009 which increased the allowance for loan losses to 2.81% of total loans at September 30, 2009, from 2.50% at June 30, 2009 and 1.77% at December 31, 2008.
It is uncertain when sufficient demand will return to depressed residential real estate markets to establish a solid floor on prices and stimulate renewed development.  This, when coupled with the uncertainties arising from weak national and global economic conditions, makes it difficult for management to predict when the level of criticized loans will stabilize or retreat.  In this current economic environment, the periodic estimate of inherent losses in Whitney’s loan portfolio may be volatile.

INVESTMENT SECURITIES
The investment securities portfolio balance of $2.01 billion at September 30, 2009 was up $66.5 million, or 3%, from year-end 2008.  Securities with carrying values of $1.25 billion at September 30, 2009 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.  Average investment securities in the current quarter were also up 3% from the second quarter of 2009.  The composition of the average portfolio of investment securities and effective yields are shown in Table 14.
Mortgage-backed securities issued or guaranteed by U.S. government agencies continued to be the main component of the portfolio, comprising 82% of the total at September 30, 2009.  The duration of the overall investment portfolio was 2.0 years at September 30, 2009 and would extend to 3.8 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2008, the portfolio’s estimated duration was 1.6 years.
Securities available for sale made up the bulk of the total investment portfolio at September 30, 2009.  Available-for-sale securities are carried at fair value, and the balance reported at September 30, 2009 reflected gross unrealized gains of $52.9 million and minimal unrealized losses.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Total deposits at September 30, 2009 decreased approximately 4% from December 31, 2008, but were up 10%, or $826 million, from September 30, 2008.  The Parish acquisition on November 7, 2008 included approximately $636 million of deposits.
Table 10 shows the composition of deposits at September 30, 2009, and at the end of the previous four quarters.  Table 14 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the third and second quarters of 2009 and the third quarter of 2008, as well as for the nine-month period in each year.

TABLE 10. DEPOSIT COMPOSITION
	2009							2008
(dollars in millions)	September 30		June 30		March 31		December 31 September 30
Noninterest-bearing
demand deposits	$3,130	35%	$3,082	34%	$3,177	35%	$3,234	35%	$2,810	35%
Interest-bearing deposits:
NOW account deposits	1,093	12	1,107	12	1,179	13	1,281	14	959	12
Money market deposits	1,800	20	1,760	19	1,494	16	1,307	14	1,158	14
Savings deposits	839	10	906	10	917	10	909	10	897	11
Other time deposits	817	9	829	9	861	9	876	9	714	9
Time deposits
$100,000 and over	1,201	14	1,460	16	1,584	17	1,655	18	1,516	19
Total interest-bearing	5,750	65	6,062	66	6,035	65	6,028	65	5,244	65
Total	$8,880	100%	$9,144	100%	$9,212	100%	$9,262	100%	$8,054	100%

Noninterest-bearing demand deposits comprised 35% of total deposits at September 30, 2009, unchanged from the level at year-end 2008 and at the end of the third quarter of 2008.  During the first and second quarters of 2009, the Bank executed a campaign around a special money market deposit product to attract new personal and business accounts.  Balances held in money market accounts increased $493 million through September 30, 2009.  Deposits at year-end 2008 had included some seasonal inflows that were concentrated in NOW accounts.
Time deposits at September 30, 2009 were down 20%, or $513 million, compared to year-end 2008.  The sustained period of low market interest rates has tended to reduce the attractiveness of time deposits compared to alternative deposit products and investments.  Customers held $172 million of funds in treasury-management time deposit products at September 30, 2009, down $225 million from the total held at December 31, 2008.  These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile.  Competitively bid public funds time deposits totaled approximately $129 million at the end of the third quarter of 2009, which was down $131 million from year-end 2008.  Treasury-management deposits and public funds deposits serve partly as an alternative to Whitney’s other short-term borrowings.
               The balance of short-term borrowings at September 30, 2009, was down 22%, or $285 million, from year-end 2008.  The main source of short-term borrowing continued to be the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.  Borrowings from customers under securities repurchase agreements totaled $600 million at September 30, 2009, which was down $180 million from December 31, 2008.  Similar to Whitney’s treasury-management deposit products, this source of funds can be volatile.  Other short-term borrowings, which have included purchased federal funds, short-term Federal Home Loan Bank (FHLB) advances and borrowing through the Federal Reserve’s Term Auction Facility, decreased $105 million from year-end 2008, reflecting the overall reduced level of earning assets.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.47 billion at September 30, 2009.  The $60.0 million decrease from the end of 2008 reflected mainly the $62.5 million net loss for the nine months of 2009.  This loss was offset partly by a $13.4 million increase in other comprehensive income from a net unrealized holding gain on securities available for sale.
As noted earlier, subsequent to September 30, 2009, Whitney raised approximately $218 million in an underwritten public offering of 28.75 million of the Company’s common shares.  As stated in the offering prospectus, Whitney expects to use the net proceeds for working capital and general corporate purposes, which may include capital to support organic growth, to better position the Company for the eventual redemption of the preferred stock and warrant issued to the Treasury pursuant to the CPP and to facilitate future acquisition opportunities.

Regulatory Capital
Tables 11 and 12 present information on regulatory capital ratios for the Company and the Bank.  The capital raised through Treasury’s investment in the preferred stock and common stock warrants qualifies as Tier 1 capital for the Company.  Tier 2 regulatory capital for both the Company and the Bank includes $150 million in subordinated notes payable issued by the Bank.  The decrease in risk-weighted assets from the end of 2008 mainly reflected a reduction in both outstanding loans and in certain credit-related commitments that are converted to assets for risk-based capital calculations.  The capital raised in the common stock offering subsequent to September 30, 2009, will be included in Tier 1 regulatory capital.  Table 11 also presents the Company’s capital ratios as adjusted to give effect to this sale of common stock.

TABLE 11. REGULATORY CAPITAL AND CAPITAL RATIOS – COMPANY
	As adjusted (a)	Actual	Actual
	September 30	September 30	December 31
(dollars in thousands)	2009	2009	2008
Tier 1 regulatory capital	$1,233,897	$1,015,997	$1,118,842
Tier 2 regulatory capital	271,693	271,693	280,103
Total regulatory capital	$1,505,590	$1,287,690	$1,398,945
Risk-weighted assets	$9,632,122	$9,632,122	$10,393,894
Regulatory capital ratios:
Leverage (Tier 1 capital to average assets)	10.92%	8.99%	9.87%
Tier 1 capital to risk-weighted assets	12.81	10.55	10.76
Total capital to risk-weighted assets	15.63	13.37	13.46
Other capital ratios:
Tangible common equity to tangible assets	8.36	6.42	6.49
Total shareholders’ equity to total assets	14.44	12.57	12.32
(a) As adjusted to reflect net proceeds of $218 million from the Company’s common stock offering.

The minimum capital ratios for both the Company and the Bank are generally 4% leverage, 4% Tier 1 capital and 8% total capital.  Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes, and the Company satisfied these criteria at September 30, 2009, before consideration of the subsequent common stock sale.

TABLE 12. REGULATORY CAPITAL AND CAPITAL RATIOS – BANK
	September 30	December 31
(dollars in thousands)	2009	2008
Tier 1 regulatory capital	$984,952	$1,077,856
Tier 2 regulatory capital	271,492	279,895
Total regulatory capital	$1,256,444	$1,357,751
Risk-weighted assets	$9,615,967	$10,377,245
Regulatory capital ratios:
Leverage (Tier 1 capital to average assets)	8.73%	9.53%
Tier 1 capital to risk-weighted assets	10.24	10.39
Total capital to risk-weighted assets	13.07	13.08

For a bank to qualify as well-capitalized under the current regulatory framework for prompt corrective supervisory action, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  As a result of the current difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will implement a plan to maintain higher capital ratios with a leverage ratio of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total risk-based capital ratio of at least 12%.  As of September 30, 2009, the Bank’s regulatory ratios exceeded all three of these target minimums.  The capital raised by the Company in its common stock offering subsequent to September 30, 2009 strengthens its capacity to serve as a source of financial support to the Bank.

Voluntary Stress Test
Most economic indicators point toward the overall U.S. economy either remaining in a potentially prolonged recessionary period or transitioning to a gradual recovery period. As a result, during the third quarter of 2009, Whitney elected to perform a stress test of the loan portfolio using a similar methodology employed in the Supervisory Capital Assessment Program (SCAP), which was designed by banking regulators to stress a financial institution’s loan portfolios under different economic scenarios.
The Company engaged outside consultants to assist with the details of the SCAP methodology and to advise the Company how to effectively build a model to estimate the Bank’s potential losses in its loan portfolio.  As a result, Whitney’s management built a sophisticated model and used it to calculate potential losses at a granular level based upon recent charge-off history and adjusted for certain qualitative factors.  Whitney segregated each portfolio by geography, loan product type and risk rating and then computed a base loss percentage for each segment based upon a weighted average of charge-offs over the past two years. Whitney then adjusted the calculation for qualitative and macroeconomic factors.  Finally, it applied the resulting two-year charge-off percentages to the December 31, 2008 loan portfolio by segment.

The results of this internal stress test indicated adequate levels of Tier 1 common capital to absorb losses in the most likely base case and what the Company believes to be within an immaterial shortfall, or a rounding error, of less than $10 million in the most adverse case scenario.  These stress tests results did not consider any increase in capital levels from the Company’s common stock offering that closed in October of 2009.

Dividends
The Company declared a nominal dividend of $.01 per share to common shareholders for each of the first three quarters of 2009.  The common dividend rate will be reassessed quarterly in light of credit quality trends, expected earnings performance and capital levels, limitations resulting from Treasury’s CPP, and the Bank’s capacity to declare and pay dividends to the Company.  The Company must also currently obtain regulatory approval before increasing the common dividend rate.  Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements.  It is unlikely that Whitney will increase its common dividend in the near term.   Preferred dividends totaled $9.3 million for the first nine months of 2009.
In addition to these regulatory requirements and restrictions, Whitney’s ability to pay common dividends is also limited by its participation in the Treasury’s CPP.  Prior to December 19, 2011, unless the Company has redeemed the preferred stock issued to the Treasury in the CPP or the Treasury has transferred the preferred stock to a third party, Whitney cannot pay a quarterly common dividend above $.31 per share.  Furthermore, if Whitney is not current in the payment of quarterly dividends on the preferred stock, it cannot pay dividends on its common stock.

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
Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization.  At September 30, 2009, securities available for sale with a carrying value of $1.25 billion, out of a total portfolio of $2.01 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.

The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in the first nine months of 2009.
In October 2008, the FDIC temporarily increased deposit insurance coverage limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009 and also offered to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts and certain other specified deposits over the same period.  Whitney elected to participate in the unlimited coverage program, including a recent extension of this coverage through June 30, 2010.  In June 2009, the FDIC had extended the period for the expanded $250,000 coverage through December 31, 2013.  These steps were taken as part of the federal government’s response to severe disruption in the credit markets and were designed to support deposit retention and to enhance the liquidity of the nation’s insured depository institutions and thereby assist in stabilizing the overall economy; however, there is no assurance these steps will be successful.
The FDIC has proposed that banks prepay an estimate of their deposit insurance premiums for the years 2010 through 2012 at the end of 2009.  These premiums are normally assessed and collected on a quarterly basis.  If this proposal is made final, the Bank’s prepayment would be approximately $60 million.  This prepayment will not affect how the Bank determines and reports FDIC deposit insurance expense.
Wholesale funding currently used by the Bank has included FHLB advances, federal funds purchased from upstream correspondents and borrowings through the Federal Reserve’s Term Auction Facility.  The unused borrowing capacity from the FHLB at September 30, 2009 totaled approximately $1.3 billion and is secured by a blanket lien on loans secured by real estate.  The Bank’s unused borrowing capacity from the Federal Reserve Discount Window totaled approximately $1.0 billion at September 30, 2009, based on the collateral pledged.  In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this ability to date.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2009 and 2008.
Dividends received from the Bank represent the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred.  There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company.  Through the end of 2009, the Bank’s dividend capacity will be limited to its current net income, absent regulatory approval to exceed this amount.  The Bank was in a net loss position for the first nine months of 2009.
At September 30, 2009, the Company had approximately $26 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.  For the first three quarters of 2009, Whitney reduced its quarterly common dividend to $.01 per share.
Subsequent to September 30, 2009, Whitney raised approximately $218 million in an underwritten public offering of 28.75 million of the Company’s common shares, as was discussed earlier.  Whitney expects to use the net proceeds for working capital and general corporate purposes, which may include capital to support organic growth, to better position the

Company for the eventual redemption of the preferred stock and warrant issued to the Treasury pursuant to the CPP and to facilitate future acquisition opportunities.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2008.  The most significant obligations included long-term debt service, operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.  During 2009, Whitney announced an initiative to replace the Bank’s core data processing application systems and invest in new customer service technology which will be implemented over a two-year period.  The Company has entered into contracts associated with this initiative that call for outlays totaling approximately $35 million to be paid over five years, with approximately $22 million due in the first two years.  There have been no other material changes in contractual obligations from year-end 2008 through the end of third quarter of 2009.

OFF-BALANCE-SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 13 schedules these commitments as of September 30, 2009 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 13. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from September 30, 2009
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,405,116	$1,709,128	$511,704	$180,037	$4,247
Loan commitments – nonrevolving	282,207	203,206	76,410	2,591	-
Credit card and personal credit lines	568,525	568,525	-	-	-
Standby and other letters of credit	374,007	222,503	67,964	83,540	-
Total	$3,629,855	$2,703,362	$656,078	$266,168	$4,247

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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors.  Historically, the Bank has had minimal calls to perform under standby agreements.  Certain financing arrangements supported by letters of credit from the Bank are structured as variable-rate demand notes that are periodically remarketed to reset the interest rate.  When disruption in the credit markets led to unsuccessful remarketing efforts for some of these financings, the Bank assisted its customers by purchasing the underlying instruments until credit market conditions improved sufficiently to restart remarketing efforts or the instruments were refinanced under new arrangements.  The Bank no longer held any of these instruments by the end of the third quarter of 2009.  Outstanding letters of credit supporting variable-rate demand notes totaled approximately $116 million at September 30, 2009.

ASSET/LIABILITY MANAGEMENT
The objective of the Company’s asset/liability management is to implement strategies for the funding and deployment of its financial resources to maximize soundness and profitability over time at acceptable levels of risk.
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The sensitivity is measured against the results of a base simulation run that uses forecasts of earning assets and funding sources as of the measurement date and that assumes a stable rate environment and structure.  Based on the simulation run at September 30, 2009, annual net interest income (TE) would be expected to decrease approximately $2.7 million, or less than 1%, if interest rates instantaneously increased from current rates by 100 basis points.  A comparable simulation run as of December 31, 2008 produced results that indicated a positive impact on net interest income (TE) of $10.3 million, or 2.1%, from a 100 basis point rate increase. Although Whitney has historically tended to be moderately asset sensitive over the near term, the more recent simulations indicate a slightly liability-sensitive position in a rising market rate scenario.  This shift reflects to a large extent the increased use of rate floors on variable-rate loans and the extent to which these floors exceed the indexed rate in the current low rate environment.  Additional information on variable-rate loans and loans with rate floors is included in the following section on “Net Interest Income (TE).”  The simulation assuming a 100 basis point decrease from current rates was suspended at both September 30, 2009 and December 31, 2008 in light of the historically low rate environment.  The results of the December 31, 2008 simulation reflect adjustments to the underlying model in light of the unusually low rate environment and they differ from those previously disclosed.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the third quarter of 2009 decreased less than 1%, or $.8 million, compared to the second quarter of 2009.  Although average earning assets were down 3% between these periods, the net interest margin (TE) improved 6 basis points to 4.11% from 4.05%.  Net interest income (TE) for the third quarter of 2009 was also down approximately 1% compared to the third quarter of 2008.  Average earning assets increased 8%, or $831 million, with approximately $600 million associated with the Parish acquisition.  The net interest margin (TE) in the third quarter of 2009 was down 42 basis points from the year-earlier period.  Tables 14 and 15 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets showed a small increase from the second quarter of 2009 that reflected an improved asset mix, but the overall yield was down 86 basis points from the third quarter of 2008.  The year-over-year decline resulted mainly from a reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio.  Loan yields (TE) in the third quarter of 2009 declined 81 basis points from 2008’s third quarter.  The rates on approximately 28%, or $2.4 billion, of the loan portfolio at September 30, 2009 vary based on LIBOR benchmarks, with another 27%, or $2.3 billion, tied to prime.  At September 30, 2009, the rates on approximately half of Whitney’s LIBOR/prime-based loans were at the rate floor established in the loan agreement.  The rate floors have muted the impact of the overall lower rate environment on loan yields.
The rising level of nonaccruing loans has also reduced net interest income and lowered the effective asset yield.  Nonaccruing loans reduced Whitney’s net interest margin by approximately 20 basis points for both the third and second quarters of 2009, which was 5 basis points more than the estimated impact on the margin for the third quarter of 2008.
The overall cost of funds for the third quarter of 2009 decreased 4 basis points from the second quarter of 2009 and 39 basis points from the third quarter of 2008.  The linked-quarter reduction was driven mainly by the maturity or renewal and repricing of higher-cost certificates of deposit in the current low interest rate environment, including deposits from a special campaign a year earlier.  The third quarter of 2009 also saw the start of scheduled rate reductions on deposits from a special money market campaign offered during the second quarter of 2009.  The year-over-year decline in the overall cost of funds reflected mainly the impact of the sustained low rate environment on both deposit and short-term borrowing rates.  The overall cost of interest-bearing deposits was down 36 basis points between the third quarters of 2008 and 2009, with the cost of the more rate sensitive time deposits down 72 basis points.  Short-term borrowing costs decreased 157 basis points over this same period.  Noninterest-bearing demand deposits funded approximately 29% of average earning assets for the third quarter of 2009, and the percentage of funding from all noninterest-bearing sources totaled 34%.  The current funding mix was somewhat favorable in comparison to both the second quarter of 2009 and the year-earlier period.

TABLE 14. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)	Third Quarter 2009			Second Quarter 2009			Third Quarter 2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$8,690,970	$107,856	4.93%	$9,004,386	$110,545	4.92%	$8,016,903	$116,541	5.79%
Mortgage-backed securities	1,606,579	17,189	4.28	1,541,022	16,774	4.35	1,421,397	17,380	4.89
U.S. agency securities	103,827	1,121	4.32	104,320	1,122	4.30	115,922	1,252	4.32
Obligations of states and political
subdivisions (TE)	195,342	2,901	5.94	201,207	3,019	6.00	261,419	3,808	5.83
Other securities	60,272	608	4.04	60,383	598	3.96	54,843	509	3.71
Total investment securities	1,966,020	21,819	4.44	1,906,932	21,513	4.51	1,853,581	22,949	4.95
Federal funds sold and
short-term investments	66,225	103	.62	151,325	204	.54	21,681	115	2.13
Total earning assets	10,723,215	$129,778	4.81%	11,062,643	$132,262	4.79%	9,892,165	$139,605	5.62%
NONEARNING ASSETS
Other assets	1,313,489			1,290,750			1,121,313
Allowance for loan losses	(240,596)			(213,082)			(111,149)
Total assets	$11,796,108			$12,140,311			$10,902,329

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,094,418	$1,009	.37%	$1,149,259	$1,049	.37%	$1,013,472	$1,350	.53%
Money market deposits	1,801,664	4,893	1.08	1,693,473	4,663	1.10	1,193,546	2,853	.95
Savings deposits	882,520	356	.16	901,962	357	.16	932,454	928	.40
Other time deposits	845,684	3,834	1.80	839,565	4,479	2.14	722,900	5,067	2.79
Time deposits $100,000 and over	1,368,660	5,826	1.69	1,546,375	6,812	1.77	1,596,776	9,195	2.29
Total interest-bearing deposits	5,992,946	15,918	1.05	6,130,634	17,360	1.14	5,459,148	19,393	1.41
Short-term borrowings	908,700	387	.17	1,100,222	570	.21	1,202,585	5,259	1.74
Long-term debt	199,610	2,498	5.01	199,449	2,512	5.04	156,962	2,352	6.00
Total interest-bearing liabilities	7,101,256	$18,803	1.05%	7,430,305	$20,442	1.10%	6,818,695	$27,004	1.58%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,083,404			3,082,248			2,771,101
Other liabilities	125,923			107,149			119,998
Shareholders' equity	1,485,525			1,520,609			1,192,535
Total liabilities and
shareholders' equity	$11,796,108			$12,140,311			$10,902,329

Net interest income and margin (TE)		$110,975	4.11%		$111,820	4.05%		$112,601	4.53%
Net earning assets and spread	$3,621,959		3.76%	$3,632,338		3.69%	$3,073,470		4.04%
Interest cost of funding earning assets			.70%			.74%			1.09%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $410,848, $386,072 and $168,764, respectively, in the third and second quarters of 2009 and the third quarter of 2008.

TABLE 14. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a)
YIELDS AND RATES (continued)
	Nine Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$8,930,965	$330,423	4.95%	$7,867,859	$359,119	6.10%
Mortgage-backed securities	1,551,616	51,174	4.40	1,480,897	53,210	4.79
U.S. agency securities	104,331	3,365	4.30	189,822	5,764	4.04
Obligations of states and political
subdivisions (TE)	202,650	9,066	5.97	281,603	12,401	5.87
Other securities	61,069	1,724	3.77	45,620	1,468	4.30
Total investment securities	1,919,666	65,329	4.54	1,997,942	72,843	4.86
Federal funds sold and
short-term investments	94,976	485	.68	56,276	1,495	3.55
Total earning assets	10,945,607	$396,237	4.84%	9,922,077	$433,457	5.83%
NONEARNING ASSETS
Other assets	1,294,717			1,021,821
Allowance for loan losses	(209,764)			(97,780)
Total assets	$12,030,560			$10,846,118
LIABILITES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,166,095	$3,224	.37%	$1,065,852	$5,302	.66%
Money market deposits	1,604,820	11,769	.98	1,221,660	10,821	1.18
Savings deposits	897,461	1,074	.16	918,024	3,201	.47
Other time deposits	851,841	13,633	2.14	754,403	18,540	3.28
Time deposits $100,000 and over	1,510,528	21,084	1.87	1,593,513	33,325	2.79
Total interest-bearing deposits	6,030,745	50,784	1.13	5,553,452	71,189	1.71
Short-term and other borrowings	1,069,831	2,235	.28	1,072,588	15,323	1.91
Long-term debt	194,183	7,499	5.15	159,744	7,185	6.00
Total interest-bearing liabilities	7,294,759	$60,518	1.11%	6,785,784	$93,697	1.84%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,105,176			2,722,253
Other liabilities	117,658			126,179
Shareholders' equity	1,512,967			1,211,902
Total liabilities and
shareholders' equity	$12,030,560			$10,846,118

Net interest income and margin (TE)		$335,719	4.10%		$339,760	4.57%
Net earning assets and spread	$3,650,848		3.73%	$3,136,293		3.99%
Interest cost of funding earning assets			.74%			1.26%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $376,381 in 2009 and $145,259 in 2008.

TABLE 15. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Third Quarter 2009 Compared to:						Nine Months Ended September 30,
	Second Quarter 2009			Third Quarter 2008			2009 Compared to 2008
	Due to		Total	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$(2,781)	$92	$(2,689)	$9,273	$(17,958)	$(8,685)	$44,697	$(73,393)	$(28,696)
Mortgage-backed securities	705	(290)	415	2,114	(2,305)	(191)	2,464	(4,500)	(2,036)
U.S. agency securities	(6)	5	(1)	(131)	-	(131)	(2,738)	339	(2,399)
Obligations of states and political
subdivisions (TE)	(87)	(31)	(118)	(979)	72	(907)	(3,529)	194	(3,335)
Other securities	(1)	11	10	52	47	99	452	(196)	256
Total investment securities	611	(305)	306	1,056	(2,186)	(1,130)	(3,351)	(4,163)	(7,514)
Federal funds sold and
short-term investments	(126)	25	(101)	112	(124)	(12)	646	(1,656)	(1,010)
Total interest income (TE)	(2,296)	(188)	(2,484)	10,441	(20,268)	(9,827)	41,992	(79,212)	(37,220)

INTEREST EXPENSE
NOW account deposits	(40)	-	(40)	100	(441)	(341)	460	(2,538)	(2,078)
Money market deposits	331	(101)	230	1,618	422	2,040	3,017	(2,069)	948
Savings deposits	(5)	4	(1)	(47)	(525)	(572)	(70)	(2,057)	(2,127)
Other time deposits	34	(679)	(645)	755	(1,988)	(1,233)	2,169	(7,076)	(4,907)
Time deposits $100,000 and over	(712)	(274)	(986)	(1,186)	(2,183)	(3,369)	(1,657)	(10,584)	(12,241)
Total interest-bearing deposits	(392)	(1,050)	(1,442)	1,240	(4,715)	(3,475)	3,919	(24,324)	(20,405)
Short-term borrowings	(88)	(95)	(183)	(1,038)	(3,834)	(4,872)	(39)	(13,049)	(13,088)
Long-term debt	2	(16)	(14)	572	(426)	146	1,417	(1,103)	314
Total interest expense	(478)	(1,161)	(1,639)	774	(8,975)	(8,201)	5,297	(38,476)	(33,179)
Change in net interest income (TE)	$(1,818)	$973	$(845)	$9,667	$(11,293)	$(1,626)	$36,695	$(40,736)	$(4,041)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

For the first nine months of 2009, net interest income (TE) decreased 1%, or $4.0 million, compared to the same period in 2008.  Average earning assets increased 10% between these periods, while the net interest margin compressed by 47 basis points to 4.10% in 2009.  Average loans represented 82% of average earning assets for 2009, up from 79% for the year-to-date period in 2008.  The overall yield on earning assets for the first nine months of 2009 was down 99 basis points from the year-earlier period, and the overall cost of funds decreased 52 basis points between these periods.  Noninterest-bearing sources funded 33% of earning assets on average in the first nine months of 2009, compared to 32% in 2008, while the percentage of earning assets funded by total higher-cost sources decreased to 33% in 2009 from 36% in 2008.  Substantially the same factors that affected the changes in the mix and rates for earning assets and funding sources between the third quarters of 2009 and 2008 were evident in the changes for the year-to-date periods.

PROVISION FOR CREDIT LOSSES
Whitney increased its provision for credit losses to $80.5 million in the third quarter of 2009 compared to $74.0 million in the second quarter of 2009.  Provisions related to impaired loans accounted for more than half of the third quarter’s total provision for credit losses.  Over $30 million of the impaired loan provisions came from the Tampa, Florida market, reflecting in part the continued decline in the value of underlying real estate collateral.  The remainder of the third quarter’s provision for credit losses was related to a net increase in total criticized loans for the third quarter of 2009, the impact of smaller consumer charge-offs and qualitative adjustments.
Net loan charge-offs in 2009’s third quarter were $61.9 million, or 2.86%, of average loans on an annualized basis, compared to $46.7 million, or 2.09%, in the second quarter of 2009.  The majority of total gross charge-offs, approximately 76%, came from credits in the Florida market and was heavily concentrated in residential-related real estate loans.
The provision for loan losses exceeded net charge-offs by $19.1 million during the third quarter of 2009, which increased the allowance for loan losses to 2.81% of total loans at September 30, 2009, up from 2.50% at June 30, 2009 and 1.77% at year end 2008.
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

NONINTEREST INCOME
Noninterest income increased $3.8 million from the third quarter of 2008 to a total of $29.2 million in 2009’s third quarter, with approximately $2.0 million of the increase associated with Parish’s operations.
Deposit service charge income in the third quarter of 2009 was up 14%, or $1.1 million in total, from the third quarter of 2008 on higher commercial account fees and the impact of Parish.  The growth in commercial fees was driven in large part by a reduction in the earnings credit allowance in the low market rate environment.  Service charges include periodic account maintenance fees for both business and personal customers, charges for specific transactions or services such as processing return items or wire transfers, and other revenue associated with deposit accounts such as commissions on check sales.  Reduced overall economic activity and conservative behavior by Whitney’s customers in response to economic uncertainty has limited the opportunity for growth in certain income categories, including deposit service charges and bank card fees.  The Company is monitoring recent legislative proposals that would impose limits on certain deposit and other transaction fees and potentially reduce the Bank’s fee income.
Fee income from Whitney’s secondary mortgage market operations grew 111%, or $1.2 million, from the third quarter of 2008.  The low interest rate environment prompted increased refinancing activity in the third quarter of 2009, although at a level below that seen in 2009’s second quarter.  The third quarter of 2009 also benefited from the addition of Parish’s mortgage operations, while the third quarter of 2008 had been impacted by increasingly difficult financial and housing market conditions.  The Parish acquisition also benefited bank card fees, although most of the increase in this income category from the third quarter of 2008 reflected the impact on the current period of a change in the reporting of certain transactions by a new processor.  Trust service fees were down 10% from the third quarter of 2008.
The categories comprising other noninterest income increased a combined $.8 million compared to the third quarter of 2008, despite the redirection of certain income to bank card fees in the third quarter of 2009 as noted earlier.  There were positive contributions from most recurring revenue sources.  The Company also recognized a $.6 million gain on the disposition of surplus banking facilities in the third quarter of 2009.
Noninterest income for the third quarter of 2009 decreased 10%, or $3.2 million, compared to the second quarter of 2009.  Deposit service charge income was stable between these periods.  Fee income from Whitney’s secondary mortgage market operations declined 27%, or $.8 million, on a slowdown in the pace of refinancing activity.  The second quarter of 2009 included a $1.8 million distribution from a small business investment company and an additional $.5 million of revenue from the Company’s grandfathered foreclosed assets.
Noninterest income for the first nine months of 2009 was $10.8 million higher than in the year-earlier period, with approximately $6.0 million associated with Parish’s operations.  Earnings from the bank-owned life insurance program implemented in May 2008 were up $3.1 million in 2009. Year-to-date changes in individual income categories from the prior year were for the most part consistent with the year-to-year quarterly changes discussed above and were driven by substantially the same factors.  Net gains and other revenue from grandfathered foreclosed assets totaled $1.8 million in the first nine months of 2009 and $3.6 million in the comparable period of 2008.

NONINTEREST EXPENSE
Noninterest expense increased 16%, or $14.0 million, to a total of $104 million in the third quarter of 2009 compared to the same period in 2008.  Incremental operating costs associated with Parish’s operations, including the amortization of acquired intangibles, totaled approximately $5.8 million in the current year’s period.
Whitney’s personnel expense increased 5%, or $2.6 million, in total between these periods, with employee compensation up 2%, or $.9 million, and the cost of employee benefits up 20%, or $1.7 million.
Employee compensation other than that earned under management incentive plans increased 10%, or $3.6 million, with approximately $2.3 million of the total increase related to the Parish staff.  Management incentive program compensation decreased by $2.7 million, largely as a result of tightened performance criteria coupled with the current difficult operating environment.  No management cash bonus was accrued through the first nine months of 2009.  Reduced share-based compensation reflected in part the lower estimated cost of the 2009 award relative to the cost of prior awards that vested in the second quarter of 2009.
The increase in employee benefits expense was driven mainly by a $1.1 million increase in the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan, as was discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The addition of the Parish staff added approximately $.4 million to benefits expense for the third quarter of 2009.
Net occupancy expense increased 10%, or $1.0 million, compared to the third quarter of 2008, with approximately $.7 million for Parish’s facilities.  Increased expenses related mainly to nonrecurring or periodic facility repair projects, the opening of a new operations center and the cost of insurance were offset partly by the impact of branch closures that were completed in early 2009.
The total expense for professional services, both legal and other services, increased $1.7 million compared to the third quarter of 2008.  Legal expense increased $1.2 million on higher costs associated with problem loan collection efforts.  Legal costs are expected to remain at elevated levels throughout 2009.  The expense for nonlegal professional services was up $.5 million in the third quarter of 2009.  The third quarter of 2009 included consulting costs related to an internal stress test of Whitney’s capital adequacy under various credit loss scenarios, the set-up of the new operations center and the initiative to replace core data processing systems.
Other costs associated with problem loan collections and foreclosed assets increased $3.3 million in the third quarter of 2009, including a $1.6 million additional provision to increase the valuation allowance on foreclosed property.  These costs and the addition of the Parish operations were the main factors behind the $3.8 million overall increase in other noninterest expense from the third quarter of 2008.  Other noninterest expense in the third quarter of 2008 included $2.1 million of uninsured casualty losses and expenses caused by the two hurricanes that struck parts of the Company’s market area.
The expense for deposit insurance and other regulatory fees in the third quarter of 2009 was up $3.6 million compared to the third quarter of 2008.  As was discussed in Whitney’s annual report on Form 10-K for the year ended December 31, 2008, recent bank failures and economic conditions have put pressure on deposit insurance reserve ratios and have led the FDIC to introduce a new, higher rate structure beginning in 2009.  Whitney has also elected to participate in the part of the FDIC’s Temporary Liquidity Guarantee Program that provides for full deposit insurance coverage for specified deposit categories.  This program began October 14, 2008 and is now scheduled to end June 30, 2010, with increased premiums beginning in 2010.  Whitney’s quarterly FDIC assessment is expected to increase further in the fourth quarter of 2009 based on changes in some of the Bank-specific variables that underlie the assessment calculation.  In the second quarter of 2009, the FDIC imposed an industry-wide emergency special assessment at 5 basis points of the insured institution’s total assets less Tier 1 regulatory capital.  Whitney’s assessment totaled $5.5 million.  The FDIC may impose similar special assessments quarterly through the end of 2009, if deemed necessary, and will increase regular assessment rates in the future as needed to maintain the integrity of the deposit insurance fund.
Total noninterest expense for the third quarter of 2009 decreased $8.2 million from 2009’s second quarter.  The second quarter of 2009 included the $5.5 million special deposit insurance assessment mentioned earlier.  The provision for valuation allowances on foreclosed property decreased $3.0 million in the third quarter of 2009.

Total personnel expense for the third quarter of 2009 decreased $.8 million, or 1.5%, from the second quarter of 2009.  There was a $.5 million decrease in share-based compensation that reflected the lower cost of the 2009 award relative to the cost of prior awards that vested in the second quarter of 2009.  Sales-based incentive plan compensation was also lower in the third quarter.
For the nine-month period ended September 30, 2009, noninterest expense was up 21%, or $53.2 million, compared to the comparable period of 2008, with approximately $18.4 million of the increase associated with Parish’s operations.  The changes in major noninterest expense categories between these periods were influenced mainly by the same factors cited in the discussion of year-to-year quarterly results above.

INCOME TAXES
The Company recorded an income tax benefit at an effective rate of 33.3% on the pre-tax loss for the third quarter of 2009 and 42.6% on the year-to-date loss through September 30, 2009.  The effective rate was 4.2% for the tax expense provision in the third quarter of 2008 and 27.0% for the year-to-date provision in 2008.  Whitney’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt interest income and the availability of tax credits.  Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.  Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the tax expense rate in profitable periods.  The impact on the effective tax rate becomes more pronounced as the pre-tax income or loss becomes smaller, leading to lower expense rates and higher benefit rates.

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

Goodwill is tested for impairment at least annually and the impairment test compares the estimated fair value of a reporting unit with its net book value.  Given the current economic environment and potential for volatility in the fair value estimate, management is updating the impairment test for goodwill quarterly.  No indication of goodwill impairment was identified by the annual test as of September 30, 2009; however, it is possible that a noncash goodwill impairment charge may be required in the future.  Such a charge could result in a material reduction in earnings in the period in which goodwill is determined to be impaired, but an impairment charge would not have an effect on tangible common equity or regulatory capital.  An impairment charge could also further restrict the Bank’s ability to pay dividends to the Company, which relies on these dividends as a source of liquidity.

Additional losses may result in a valuation allowance to deferred tax assets.

If Whitney is unable to continue to generate, or is unable to demonstrate that it can continue to generate, sufficient taxable income in the near future, then the Company may not be able to fully realize the benefits of our deferred tax assets and may be required to recognize a valuation allowance, similar to an impairment of those assets, if it is more likely than not that some portion of the deferred tax assets will not be realized. Any such valuation allowance would have a negative effect on Whitney’s results of operations, financial condition and capital position.

Whitney’s business is highly regulated.  Our compliance with existing and proposed banking legislation and regulation, including our compliance with regulatory and supervisory actions, could adversely limit or restrict our activities and adversely affect our business, operating flexibility and financial condition.

We are subject to extensive regulation, supervision and legislation that govern almost all aspects of our operations and limit the businesses in which we may engage.  We are subject to regular examinations, supervision and comprehensive regulation by various federal, state and local authorities with regard to compliance with such laws and regulations impacting financial institutions.  These laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds.  The cost of compliance with such laws and regulations can be substantial and adversely affect our ability to operate profitably.  Current economic conditions, particularly in the financial and real estate markets, have resulted in bank regulatory agencies placing increased focus and scrutiny on participants in the financial services industry, including Whitney.
As a result of the current difficult operating environment and our recent operating losses, the Bank’s primary regulator has required the Bank to implement plans to (i) maintain regulatory capital at a level sufficient to meet specific minimum regulatory capital ratios set by the regulator; (ii) review and reduce the Bank’s portfolio of nonperforming and other criticized assets; (iii) improve the Bank’s credit risk management and its related policies and procedures; and (iv) assess the adequacy of the Bank’s allowance for loan and lease losses and improve related policies and procedures.  The Bank’s specified minimum regulatory capital ratios are a leverage ratio of 8% (Tier 1 regulatory capital to adjusted total assets), a Tier 1 regulatory capital ratio of 9% (Tier 1 capital to risk-weighted assets), and a total risk-based capital ratio of 12% (total regulatory capital to risk-weighted assets).  As of September 30, 2009, the Bank’s regulatory ratios exceeded all three of these minimum ratios with an 8.73% leverage ratio, a 10.24% Tier 1 risk-based capital ratio, and a 13.07% total risk-based capital ratio.
The Company’s primary regulator has also required that it take certain actions, which include (i) obtaining regulatory approval prior to incurring or guaranteeing additional debt, increasing our cash dividends, or repurchasing our common stock, and (ii) providing a plan to strengthen enterprise risk management reporting and practices.
While the Company believes that it has made significant progress in the adoption and implementation of these plans and policies, adoption and implementation we will likely cause us to continue to devote significant time and resources of our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near term.
If the Company or the Bank are unable to implement these plans in a timely manner and otherwise meet the commitments outlined above or if we fail to adequately resolve any other matters that any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions, up to and including a cease and desist order.  If our regulators were to take such supervisory action, we could, among other things, become subject to significant restrictions on our existing business or on our ability to develop any new business.  We also could be required to raise additional capital in the future, restrict or reduce our dividends or dispose of certain assets and liabilities within a prescribed period of time. The terms of any such supervisory action could have a material negative effect on our business, operating flexibility and financial condition.

The short term and long term impact of a likely new capital framework, whether through the current proposal for non-Basel II U.S. banking institutions or through another set of capital standards, is uncertain.

For U.S. banking institutions with assets of less than $250 billion and foreign exposures of less than $10 billion, including the Company and the Bank, a proposal is currently pending that would apply to them the “standardized approach” of the new risk-based capital standards developed by the Basel Committee on Banking Supervision (Basel II).  As a result of the recent deterioration in the global credit markets and increases in credit, liquidity, interest rate, and other risks, the U.S. banking regulators have for the last several months discussed possible increases in capital requirements, separate from the current proposal for the standardized approach of Basel II.  The Treasury has organized a working group that has been directed to issue a report on capital standards by December 31, 2009.  Furthermore, in August, the Treasury issued principles for international regulatory reform, which included recommendations for higher capital standards for all banking organizations.  Any new capital framework is likely to affect the cost and availability of different types of credit.  U.S. banking organizations are likely to be required to hold higher levels of capital and could incur increased compliance costs.  Any of these developments, including increased capital requirements, could have a material negative effect on our business, results of operations and financial condition.

Whitney’s ability to pay dividends depends upon the results of operations of our Bank and certain regulatory considerations.

We are a holding company that conducts substantially all of our operations through our Bank.  As a result, our ability to make dividend payments on our common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from our Bank.  There are various regulatory restrictions on the ability of our Bank to pay dividends or make other payments to us and our ability to make payments to our shareholders, including certain regulatory approvals of dividends or distributions.  There can be no assurance that we will receive such approval or that we will be able to continue to pay our current dividend to shareholders.

Whitney’s allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense.  The allowance represents management’s best estimate of probable loan losses that have been incurred within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes.  We have recently completed an assessment of our Bank’s methodology and have enhanced it by incorporating additional qualitative and environmental measures.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management.  An increase in the allowance for loan losses results in a decrease in net income, and possibly regulatory capital, and may have a material adverse effect on our capital, financial condition and results of operations.

The Company’s financial condition and outlook may be adversely affected by damage to Whitney’s reputation.

Our financial condition and outlook is highly dependent upon perceptions of our business practices and reputation. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, existing or future litigation, sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Damage to our reputation could give rise to legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to regulatory enforcement actions, fines and penalties and cause us to incur related costs and expenses.

The costs and effects of litigation, derivative suits, investigations or similar matters, or adverse facts and developments related thereto, could materially affect Whitney’s business, operating results and financial condition.

Whitney may be involved from time to time in a variety of litigation, derivative suits, investigations or similar matters arising out of our business. Recently, we received, like many other financial institutions, a demand letter from a shareholder asserting that the Company’s incentive compensation between 2004 and 2008 was excessive and that the performance goals under its compensation plans were only achieved through imprudent business practices. The Board of Directors has formed a special committee of independent directors to investigate this shareholder claim.
Neither management nor the special committee can predict at this time the outcome of the special committee’s investigation.  The Company’s insurance may not cover all claims that may be asserted against us, including the claim set forth above, and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations.  In addition, premiums for insurance covering the financial and banking sectors are rising.  We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended September 30, 2009.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
		Average	Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid	Announced Plans or	under the Plans or
Period	Shares Purchased	per Share	Programs (1)	Programs (1)
July 2009	-	-	-	-
August 2009	-	-	-	-
September 2009	-	-	-	-
Total	-	-	-	-

(1)	No repurchase plans were in effect during the third quarter of 2009.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 59, are filed (or furnished, as applicable) as part of this report.  The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITNEY HOLDING CORPORATION
                          (Registrant)

By:            /s/Thomas L. Callicutt, Jr.
       Thomas L. Callicutt, Jr.
       Senior Executive Vice President and
       Chief Financial Officer
       (in his capacities as a duly authorized
       officer of the registrant and as
       principal accounting officer)

                                 November 9, 2009
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