Form 10-K
period 2009-12-31
WHITNEY HOLDING CORP
filed 2010-03-01
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of December 31, 2009, the aggregate market value of the registrant’s common stock (all shares are voting shares) held by nonaffiliates was approximately $856 million (based on the closing price of the stock on June 30, 2009).
     At February 26, 2010, 96,452,136 shares of the registrant’s no par value common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain specifically identified parts of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

WHITNEY HOLDING CORPORATION

PART I

Item 1:	BUSINESS
ORGANIZATION AND RECENT DEVELOPMENTS
     Whitney Holding Corporation (the Company or Whitney) is a Louisiana corporation registered under the Bank Holding Company Act of 1956, as amended (BHCA). The Company began operations in 1962 as the parent of Whitney National Bank (the Bank). The Bank is a national banking association headquartered in New Orleans, Louisiana, that has engaged in the general banking business in the greater New Orleans area continuously since 1883. The Company has at times operated as a multi-bank holding company when it established or acquired new entities in connection with business acquisitions. To achieve the synergies and efficiencies of operating as a single-bank holding company, the Company has merged all banking operations into the Bank and intends to continue merging the operations of any future acquisitions at the earliest possible date.
NATURE OF BUSINESS AND MARKETS
     The Company, through the Bank, engages in community banking activities and serves a market area that covers the five-state Gulf Coast region stretching from Houston, Texas, across southern Louisiana and the coastal region of Mississippi, to central and south Alabama, the western panhandle of Florida, and to the metropolitan area of Tampa Bay, Florida. The Bank also maintains a foreign branch on Grand Cayman in the British West Indies.
     The Bank provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, treasury management services, investment brokerage services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals. Through its subsidiaries, the Bank also offers personal and business lines of insurance and annuity products to its customers.
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
     The participants in the financial services industry are subject to varying degrees of regulation and governmental supervision. The following section summarizes certain important aspects of the supervision and regulation of banks and bank holding companies. Some of Whitney’s competitors that are neither banks nor bank holding companies may be subject to less regulation than the Company and the Bank, and this may give them a competitive advantage. The system of laws and regulations affecting the financial services industry has been changing recently with the implementation of laws such as the Emergency Economic Stabilization Act (EESA) and the American Recovery and Reinvestment Act (ARRA) and will continue to change as the government attempts to respond to financial crises that have affected the banking system and financial markets. These changes, as well as future changes, in the laws and regulations governing the financial industry could and likely will influence the competitive positions of the participants in this industry. We cannot predict whether the changes will be favorable or unfavorable to the Company and the Bank.
SUPERVISION AND REGULATION
     The Company and the Bank are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations. This supervision and regulation is designed primarily to protect depositors and the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), and generally is not intended for the protection of the Company’s shareholders. The following summarizes certain of the more important statutory and regulatory provisions. As of the date of this document, substantial changes to the regulatory framework applicable to Whitney and its subsidiaries are being considered by Congress and by U.S. bank regulatory agencies. For a discussion of such proposed changes, please see “Recent Regulatory Developments” below. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of Whitney and its subsidiaries.
Recent Regulatory Developments
     U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Department of the Treasury’s (the U.S. Treasury) Capital Purchase Program (the CPP), on December 19, 2008, Whitney issued and sold 300,000 shares of Whitney’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (Series A Preferred Stock) and a warrant to purchase up to 2,631,579 shares of our common stock to the U.S. Treasury as part of the CPP (the Warrant). This senior preferred stock bears quarterly dividends at an annual rate of five percent for the first five years and nine percent thereafter. The Company may redeem the preferred stock from the Treasury at any time without penalty, subject to the Treasury’s consultation with the Company’s primary regulatory agency. So long as the senior preferred stock is outstanding, certain restrictions are placed on Whitney’s ability to pay other dividends or repurchase stock. In addition, CPP participants are subject to certain executive compensation limitations. Further, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, Whitney may be subject to any such retroactive terms and conditions. The Company cannot predict whether, or in what form, additional terms or conditions may be imposed or the extent to which the Company’s business may be affected.

     Comprehensive Financial Stability Plan of 2009. On February 10, 2009, Treasury Secretary Timothy Geithner announced a new comprehensive financial stability plan (the Financial Stability Plan), which earmarked the second $350 billion of unused funds originally authorized under the Emergency Economic Stabilization Act of 2008.
     The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public-private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.
     Regulatory Reform. In June of 2009, the current administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the current administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability (known as Tier 1 FHCs) be subject to certain enhanced regulatory requirements, as discussed below, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) that a federal consumer financial protection agency be created that would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services, (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well managed” on a consolidated basis.
     The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the current administration described above. The House of Representatives passed a bill in December 2009 that covered many elements of the administration proposal discussed above. The Senate Banking Committee currently is considering counterpart legislation to bring to the Senate floor. In addition, both the U.S. Treasury Department and the Basel Committee on Banking Supervision (the Basel Committee) have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations. For a discussion of such proposals, please see “Capital” below.
     It cannot be predicted whether or in what form further legislation and/or regulations may be adopted or the extent to which Whitney’s business may be affected thereby.
     Tier 1 FHC Status. As noted above, the current administration has proposed that so-called Tier 1 FHCs be subject to certain enhanced regulatory requirements. The House bill contains a similar concept. If Whitney were deemed to be a Tier 1 FHC, it would be subject to such requirements. Among other things, Tier 1 FHCs would be subject to stricter and more conservative capital, liquidity and risk management standards, a new prompt corrective action regime (similar to that which already exists for insured depository institutions), enhanced public disclosures, and a requirement that they have in place a credible plan for the rapid resolution of the firm in the event of severe financial distress. There would also be a focus on the sufficiency of high-quality capital in stressed economic scenarios. Moreover, Tier 1 FHC subsidiaries (whether regulated or unregulated) would be subject to consolidated supervision by the Federal Reserve, although functionally regulated subsidiaries (such as banks and broker-dealers) would continue to be supervised by their primary federal regulators.
     Incentive Compensation. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the Incentive Compensation Proposal) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.
     The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Whitney and its subsidiaries to hire, retain and motivate their key employees.
     Financial Crisis Responsibility Fees. On January 14, 2010, the current administration announced a proposal to impose a fee (the Financial Crisis Responsibility Fee) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its current proposed terms would not apply to Whitney. There can be no assurance that the proposal will not be revised and will not apply to Whitney in the future. The Financial Crisis Responsibility Fee would be collected by the Internal Revenue Service and would be approximately fifteen basis points, or 0.15%, of an amount calculated by subtracting a covered institution’s Tier 1 capital and FDIC-assessed deposits (and/or an adjustment for insurance liabilities covered by state guarantee funds) from such institution’s total assets.
     The Financial Crisis Responsibility Fee, if implemented as proposed by the current administration, would go into effect on June 30, 2010 and remain in place for at least ten years. The U.S. Treasury would be asked to report after five years on the effectiveness of the Financial Crisis Responsibility Fee as well as its progress in repaying projected losses to the U.S. government as a result of the TARP. If losses to the U.S. government as a result of TARP have not been recouped after ten years, the Financial Crisis Responsibility Fee would remain in place until such losses have been recovered.
Supervisory Authorities
     Whitney is a bank holding company, registered with and regulated by the Federal Reserve. The Bank is a national bank and, as such, is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC) as its chartering authority and secondarily by the FDIC as its deposit insurer. Ongoing supervision is provided through regular examinations by the OCC and Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. As a result, the scope of routine examinations of the Company and the Bank is rather extensive. To facilitate supervision, the Company and the Bank are required to file periodic reports with the regulatory agencies, and much of this information is made available to the public by the agencies.
Capital
     The Federal Reserve and the OCC require that the Company and the Bank meet certain minimum ratios of capital to assets in order to conduct their activities. Two measures of regulatory capital are used in calculating these ratios — Tier 1 Capital and Total Capital. Tier 1 Capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total Capital generally consists of Tier 1 Capital plus a limited amount of the allowance for loan losses, preferred stock that does not qualify as Tier 1 Capital, certain types of subordinated debt and a limited amount of other items.

     The Tier 1 Capital ratio and the Total Capital ratio are calculated against an asset total weighted for risk. Certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, often have a 100% risk weighting. The asset total also includes amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations. The leverage ratio also provides a measure of the adequacy of Tier 1 Capital, but assets are not risk-weighted for this calculation. Assets deducted from regulatory capital, such as goodwill and other intangible assets, are also excluded from the asset base used to calculate capital ratios.
     The minimum regulatory capital ratios for both the Company and the Bank are generally 8% for Total Capital, 4% for Tier 1 Capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or more. At December 31, 2009, both Whitney and the Bank had the required capital levels to qualify as well-capitalized.
     The OCC, the Federal Reserve, and the FDIC have authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital. Among other matters, the corrective actions may include, but are not limited to, requiring the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank.
     As a result of the current difficult operating environment and the Company’s recent operating losses, the Bank’s primary regulator has required the Bank to implement plans to (i) maintain regulatory capital at a level sufficient to meet specific minimum regulatory capital ratios set by the regulator; (ii) make several improvements to the Bank’s oversight of its lending operations; and (iii) assess the adequacy of the Bank’s allowance for loan and lease losses and improve related policies and procedures. The Bank’s specified minimum regulatory capital ratios are a leverage ratio of 8%, a Tier 1 Capital ratio of 9%, and a Total Capital ratio of 12%. As of December 31, 2009, the Bank’s regulatory ratios exceeded all three of these minimum ratios with an 8.90% leverage ratio, a 10.48% Tier 1 Capital ratio, and a 13.31% Total Capital ratio. In addition to meeting these capital requirements, we believe that the Bank has made significant progress in meeting its commitments, including (i) the adoption of amendments to various credit policies to provide for (a) the development of a written action plan for criticized assets of $1 million or greater and (b) the timely and accurate risk ratings of loans and timely placement of loans on nonaccrual; (ii) the establishment of training programs for lending officers to ensure completion of written action plans for criticized assets and accurate risk ratings of loans and the proper financial analysis of borrowers and guarantors; and (iii) completion of an assessment of and enhancement to the methodology for determining its allowance for loan losses.
     The Company’s primary regulator, the Federal Reserve, has also required us to take certain actions in addition to the foregoing, which include (i) obtaining regulatory approval prior to repurchasing its common stock or incurring, guaranteeing additional debt or increasing its cash dividends, (ii) providing a plan to strengthen risk management reporting and practices and (iii) providing a capital plan to maintain a sufficient capital position and updating the plan quarterly with capital projections and stress tests. We believe that the Company has met and will continue to meet its obligations under this commitment.
     The regulatory capital framework under which the Company and the Bank operate is in a period of change with likely legislation or regulation that will revise the current standards and very likely increase capital requirements for the entire banking industry, including the Company and the Bank. The resulting capital requirements are yet to be determined. The Company and the Bank are now governed by a set of capital rules known as “Basel I” that the Federal Reserve and the OCC have had in place since 1988, with some subsequent amendments and revisions. Before the recent financial crisis began to have a dramatic effect on the banking industry, the U.S. regulators had participated in an effort by the Basel Committee on Banking Supervision to develop

Basel II. Basel II provides several options for determining capital requirements for credit and operational risk. In December 2007, the agencies adopted a final rule implementing Basel II’s “advanced approach” for “core banks”—U.S. banking organizations with over $250 billion in banking assets or on-balance-sheet foreign exposures of at least $10 billion. For other banking organizations, including the Company and the Bank, the U.S. banking agencies proposed a rule in July 2008 that would have enabled these organizations to adopt the Basel II “standardized approach.” The proposed rule has not been finalized. In September 2009, as a result of the financial crisis that has adversely affected global credit markets and increased credit, liquidity, interest rate and other risks, the Treasury Department issued principles for international regulatory reform, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards developed by Basel II. In December 2009, the Basel Committee requested comment on a series of proposals that would have the effect of increasing capital requirements.
FDICIA and Prompt Corrective Action
     The Federal Deposit Insurance Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.) and requires the federal banking agencies, including the FDIC, to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.
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
Expansion and Activity Limitations
     With prior regulatory approval, a bank holding company may acquire other banks or bank holding companies, and a national bank may participate in FDIC-assisted transactions or merge with other banks. Acquisitions of banks domiciled in states other than the national bank’s home state may be subject to certain restrictions, including restrictions related to the percentage of deposits that the resulting bank may hold in that state and nationally and the number of years that the bank to be acquired must have been operating. A bank holding company may also engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to banking activities. The Federal Reserve normally requires a notice or application to engage in or acquire companies engaged in such activities. Under the BHCA, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in activities other than those referred to above.

     Under the Gramm-Leach-Bliley Act (GLB Act), adopted in 1999, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become financial holding companies. As financial holding companies, they and their subsidiaries are permitted to acquire or engage in certain financial activities that were not previously permitted for bank holding companies. These activities include insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Whitney has not elected to become a financial holding company, but may elect to do so in the future. The GLB Act also permits qualifying banks to establish financial subsidiaries that may engage in certain financial activities not previously permitted for banks. The Bank currently controls two financial subsidiaries, where it conducts its insurance agency activities.
     Whitney is currently subject to a consent order requiring it to take certain actions to enhance its Bank Secrecy Act/Anti-Money Laundering (BSA/AML) program. The 2001 US Patriot Act, which substantially revised the BSA laws, includes a provision that requires the Federal Reserve and the OCC, the Company’s primary regulators, to consider Whitney’s BSA/AML compliance, among other factors, when reviewing bank mergers, acquisitions and other applications for business combinations.
Support of Subsidiary Banks by Holding Companies
     Under current Federal Reserve policy, Whitney is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank in circumstances where it might not do so absent such a policy. In addition, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to depositors and certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.
Limitations on Acquisitions of Banks and Bank Holding Companies
     As a general proposition, other companies seeking to acquire control of a bank such as the Bank or a bank holding company such as Whitney would require the approval of the Federal Reserve under the BHCA. In addition, individuals or groups of individuals seeking to acquire control of a bank or bank holding company would need to file a prior notice with the Federal Reserve (which the Federal Reserve may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or group of individuals acquires 10% or more of any class of voting securities of the bank or bank holding company. A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of the bank or bank holding company.
Deposit Insurance
     The Bank is a member of the FDIC, and its deposits are insured by the DIF of the FDIC up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information — supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and long-term debt issuer ratings for large institutions that have such ratings. In February 2009, the FDIC issued new risk based assessment rates that took effect April 1, 2009. For insured depository institutions in the lowest risk category, the annual assessment rate ranges from 7 to 24 cents for every $100 of domestic deposits. For institutions assigned to higher risk categories, the new assessment rates range from 17 to 77.5 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.
     The FDIC’s assessment rates are intended to result in a DIF reserve ratio of at least 1.15%. As part of an effort to remedy the decline in the ratio from recent bank failures, the FDIC, on September 30, 2009, collected a one-time special assessment of five basis points of an institution’s assets minus Tier 1 capital as of June 30, 2009. Later in

2009, the FDIC ruled that nearly all FDIC-insured depositor-institutions must prepay their estimated DIF assessments for the next three years on December 31, 2009. This ruling also provided for maintaining the assessment rates at their current levels through the end of 2010, with a uniform increase of 3 cents per $100 of covered deposits effective January 1, 2011. The ruling did not affect how the Bank determines and recognizes its expense for deposit insurance.
     The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and was approximately 1 cent per $100 of assessable deposits in 2009. These assessments will continue until the debt matures in 2017 through 2019.
     Effective November 21, 2008 and until June 30, 2010, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program (TLG Program). Provided an institution does not opt out of the TLG Program, the FDIC fully guarantees funds deposited in noninterest-bearing transaction accounts, including (i) interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than .50 percent if the institution has committed to maintain the interest rate at or below that rate. A separate assessment was imposed for this expanded coverage. The Bank did not opt out of the TLG Program.
Other Statutes and Regulations
     The Company and the Bank are subject to a myriad of other statutes and regulations affecting their activities. Some of the more important include:
     Bank Secrecy Act — Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications. The regulatory authorities have imposed “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.
     On February 19, 2010, Whitney announced that the Bank consented and agreed to the issuance of an order by the OCC addressing certain compliance matters relating to BSA and anti-money laundering items. The Order requires the Bank, among other things: (i) to establish a compliance committee to monitor and coordinate compliance with the Order within 30 days and to provide a written report to the OCC; (ii) to engage a consultant to assist the Board of Directors in reviewing the Bank’s BSA compliance personnel within 90 days and to review previous account and transaction activity for the Bank; (iii) to develop, implement and ensure adherence to a comprehensive written program of policies and procedures that provide for BSA compliance within 150 days; and (iv) to develop and implement a written, institution-wide and on-going BSA risk assessment to accurately identify risks within 150 days. Any material failure to comply with the provisions of the Order could result in enforcement actions by the OCC. Prior to the issuance of the Order, the Company had already commenced and implemented initiatives and strategies to address the issues noted in the Order. The Bank continues to work cooperatively with its regulators and expects to fully satisfy the items contained in the Order.
     OFAC. The Office of Foreign Assets Control (OFAC) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank find a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze such account, file a suspicious activity report and notify the appropriate authorities.
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
     Loans to Insiders. The Bank also is subject to restrictions on extensions of credit to executive officers, directors, principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, (ii) must not involve more than the normal risk of repayment or present other unfavorable terms and (iii) may require approval by the Bank’s board of directors. Loans to executive officers are subject to certain additional restrictions.
     Dividends. Whitney’s principal source of cash flow, including cash flow to pay dividends to its shareholders, has been the dividends that it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders. The Bank needs prior regulatory approval to pay the Company a dividend that exceeds the Bank’s current net income and retained net income from the two previous years. The Bank may not pay any dividend that would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, regulatory policy statements by the OCC and the Federal Reserve provide that generally bank holding companies and insured banks should only pay dividends out of current operating earnings. Whitney must currently obtain regulatory approval before increasing the common dividend rate above the current quarterly level of $.01 per share.
     In addition to these regulatory requirements and restrictions, Whitney’s ability to pay dividends is also limited by its participation in the CPP. Prior to December 19, 2011, unless Whitney has redeemed the preferred stock issued to the Treasury in the CPP or the Treasury has transferred the preferred stock to a third party, Whitney cannot increase its quarterly dividend above $.31 per share of common stock. Furthermore, if Whitney is not current in the payment of quarterly dividends on the Series A preferred stock, it cannot pay dividends on its common stock.
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

     Privacy and Data Security. The GLB Act imposed new requirements on financial institutions with respect to consumer privacy. The GLB Act generally prohibits disclosure of consumer information to nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB Act. The GLB Act also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach. Under federal law, the Company must disclose its privacy policy to consumers, permit consumers to opt out of having nonpublic customer information disclosed to third parties, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. The Company is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.
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
     As a result of the turmoil in the residential real estate and mortgage lending markets, there are several concepts currently under discussion at both the federal and state government levels that could, if adopted, alter the terms of existing mortgage loans, impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. If made final, any or all of these proposals could have a negative effect on the financial performance of the Bank’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that the Bank can originate and sell into the secondary market and impairing the Bank’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.
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
     American Recovery and Reinvestment Act (ARRA). The ARRA, which was signed into law in February 2009, includes a wide variety of programs intended to stimulate the economy and to provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Whitney. These limits are in addition to those previously announced by the Treasury and apply until the institution has repaid the Treasury.
EMPLOYEES
     At the end of 2009, the Company and the Bank had a total of 2,730 employees, or 2,661 employees on a full-time equivalent basis. Whitney affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.
AVAILABLE INFORMATION
     The Company’s filings with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on Whitney’s website as soon as reasonably practicable after the Company files or furnishes the reports with the SEC. Copies can be obtained free of charge by visiting the Investor Relations section of the Company’s website at www.whitneybank.com. These reports are also available on the SEC’s website at www.sec.gov. The Company’s website is not incorporated into this annual report on Form 10-K and it should not be considered part of this report.

EXECUTIVE OFFICERS OF THE COMPANY

Name and Age	Position Held and Recent Business Experience

John C. Hope, III, 61	Chairman of the Board and Chief Executive Officer of the Company and the Bank since 2008, President and Chief Operating Officer of the Company and the Bank from 2007 to 2008, Executive Vice President of the Company from 1994 to 2007 and of the Bank from 1998 to 2007

John M. Turner, Jr., 48	President of the Company and the Bank since 2008, Executive Vice President of the Company and the Bank from 2005 to 2008, Senior Vice President of the Bank from 1994 to 2005

Robert C. Baird, Jr., 59	Senior Executive Vice President of the Company and the Bank since 2009, Executive Vice President of the Company and the Bank from 1995 to 2009 — Banking Services

Thomas L. Callicutt, Jr., 62	Senior Executive Vice President of the Company and the Bank since 2009, Chief Financial Officer of the Company and the Bank since 1999, Executive Vice President of the Company and the Bank from 1999 to 2009, and Treasurer of the Company since 2001

Joseph S. Exnicios, 54	Senior Executive Vice President and Chief Risk Officer of the Company and the Bank since 2009, Executive Vice President of the Company and the Bank from 2004 to 2009, Senior Vice President of the Bank from 1994 to 2004

Elizabeth L. Cowell, 51	Executive Vice President of the Company and the Bank since 2009 — Retail & Business Banking; Senior Vice President and Director of De Novo Execution — Retail & Small Business Bank from 2007 to 2009, Director — Sales & Service Execution from 2006 to 2007, Director — Deposit & Access Services from 1999 to 2006, Wachovia Corporation

Francisco DeArmas, 49	Executive Vice President of the Company and the Bank since 2007 — Operations & Technology; Chief Administrative Officer — Global Applications and Architecture from 2003 to 2007, General Motors Acceptance Corporation

C. Mark Duthu, 54	Executive Vice President of the Company and the Bank since 2008 — Trust & Wealth Management; Regional Managing Director — Trust Division of Wachovia Bank from 2005 to 2006; Executive Vice President — Trust Division of SouthTrust Bank from 1998 to 2005

Joseph S. Schwertz, Jr., 53	Executive Vice President of the Company and the Bank since 2009, Corporate Secretary of the Company and the Bank since 1993, Senior Vice President of the Bank from 1994 to 2009 — General Counsel

Item 1A:	RISK FACTORS
     Making or continuing an investment in securities issued by Whitney, including our common stock, involves certain risks that you should carefully consider. Whitney must recognize and attempt to manage these risks as it implements its strategies to successfully compete with other companies in the financial services industry. Some of the more important risks common to the industry and Whitney are:
•	credit risk, which is the risk that borrowers will be unable to meet their contractual obligations, leading to loan losses and reduced interest income;

•	market risk, which is the risk that changes in market rates and prices will adversely affect the results of operations or financial condition;

•	liquidity risk, which is the risk that funds will not be available at a reasonable cost to meet operating and strategic needs;

•	compliance risk, which is the risk of failure to comply with requirements imposed by regulators;

•	reputation risk, which is the risk that negative perceptions of a business will adversely affect operations and financial performance; and

•	operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events, such as natural disasters.
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
     Recessionary conditions and a subsequent period of slow recovery in the broader economy could adversely affect the financial capacity of businesses and individuals in Whitney’s market area. These conditions could, among other consequences, increase the credit risk inherent in the current loan portfolio, restrain new loan demand from creditworthy borrowers, prompt Whitney to tighten its underwriting criteria, and reduce the liquidity in Whitney’s customer base and the level of deposits that they maintain. These economic conditions could also delay the correction of the imbalance of supply and demand in certain real estate markets as discussed below. Legislative and regulatory actions taken in response to these conditions could impose additional restrictions and requirements on Whitney and others in the financial industry.
     The impact on Whitney’s financial results could include continued high levels of problem credits, provisions for credit losses and expenses associated with loan collection efforts, the possible impairment of certain intangible or deferred tax assets, the need for Whitney to replace core deposits with higher-cost sources of funds, and an inability to produce loan growth or overall growth in earning assets. Noninterest income from sources that are dependent on financial transactions and market valuations could also be reduced.
The current and further deterioration in the residential construction and commercial real estate markets may lead to increased nonperforming assets in Whitney’s loan portfolio and increased provision for losses on loans, which could have a material adverse effect on our capital, financial condition and results of operations.
     Since the third quarter of 2007, the residential construction and commercial real estate markets have experienced a variety of difficulties and changed economic conditions. In particular, conditions in Whitney’s Florida and Alabama residential-related real estate markets have led to continued declines in credit quality since the end of 2007. Our nonperforming loans were $414 million at December 31, 2009, compared to $301 million at December 31, 2008. Nonperforming loans in our Florida and Alabama markets represented approximately 59% and 18%, respectively, of our total nonperforming loans at December 31, 2009. More recently, we have begun to see some deterioration in our commercial real estate loan portfolio across all of our markets, particularly in Texas.

Commercial real estate loans, which include residential-related construction loans, comprised $2.8 billion or 33% of Whitney’s loan portfolio as of December 31, 2009. The continued deterioration in market conditions could lead to additional loss provisions with respect to our real estate loan portfolios and the valuation of real estate we have obtained through foreclosure as well as to further additions to nonperforming real estate loans. A sustained weak economy could also result in higher levels of nonperforming loans in other categories, such as commercial and industrial loans, which may result in additional losses. Management continually monitors market conditions and economic factors throughout our footprint for indications of change in other markets. If these economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
Whitney has credit exposure in the oil and gas industry.
     At December 31, 2009, the Bank had approximately $894 million in loans to borrowers in the oil and gas industry, representing approximately 11% of its total loans outstanding as of that date. The majority of the Bank’s customer base in this industry provides transportation and other services and products to support exploration and production activities. If there is a significant downturn in the oil and gas industry generally, the cash flows of Whitney’s customers’ in this industry would be adversely impacted. This in turn could impair their ability to service their debt to the Bank with adverse consequences to the Company’s earnings.
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
     The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense. The allowance represents management’s best estimate of probable loan losses that have been incurred within the existing portfolio of loans. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. We have recently completed an assessment of and made enhancements to our Bank’s allowance methodology. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly regulatory capital, and may have a material adverse effect on our capital, financial condition and results of operations.
Impairment of goodwill associated with acquisitions would result in a charge to earnings.
     Goodwill is tested for impairment at least annually and the impairment test compares the estimated fair value of a reporting unit with its net book value. Given the current economic environment and potential for volatility in the fair value estimate, management is updating the impairment test for goodwill quarterly. No indication of goodwill impairment was identified by the annual test as of September 30, 2009 or the interim test as of December 31, 2009; however, it is possible that a noncash goodwill impairment charge may be required in the future. Such a charge could result in a material reduction in earnings in the period in which goodwill is determined to be impaired, but an impairment charge would not have an effect on tangible common equity or regulatory capital.
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
Whitney’s ability to pay dividends is subject to certain regulatory considerations.
     Whitney must currently obtain regulatory approval before increasing the common dividend rate above the current quarterly level of $0.1 per share. Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and the level of dividends, if any, must be consistent with current and expected capital requirements. There are also various regulatory restrictions on the ability of the Bank to pay dividends to the Company. Dividends received from the Bank have traditionally been Whitney’s principal source of cash flow. Because of recent losses, the Bank currently has no capacity to declare dividends to the Company without prior regulatory approval. For additional information regarding the regulatory restrictions applicable to the Company and Bank, see “Supervision and Regulation” under Item 1.
Whitney’s continued participation in the Capital Purchase Program may adversely affect our ability to retain customers, attract investors, compete for new business opportunities and retain high performing employees.
     Several financial institutions which participated in the CPP received approval from the Treasury to exit the program during the second half of 2009. These institutions have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the Treasury as part of the CPP. Whitney has not yet requested approval to repurchase the preferred stock and warrant from the Treasury. In order to repurchase one or both securities, in whole or in part, we must establish that we have satisfied all of the conditions to repurchase, and there can be no assurance that we will be able to repurchase these securities from the Treasury.
     Our customers, employees, counterparties in our current and future business relationships, and the media may draw negative implications regarding the strength of Whitney as a financial institution based on our continued participation in the CPP following the exit of one or more of our competitors or other financial institutions. Any such negative perceptions may impair our ability to effectively compete with other financial institutions for business. In addition, because we have not yet repurchased the Treasury’s CPP investment, we remain subject to the restrictions on incentive compensation contained in the ARRA. Financial institutions which have repurchased the Treasury’s CPP investment are relieved of the restrictions imposed by the ARRA and its implementing regulations. Due to these restrictions, we may not be able to successfully compete with financial institutions that have repurchased the Treasury’s investment to retain and attract high performing employees. If this were to occur, our business, financial condition and results of operations may be adversely affected, perhaps materially.
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
     With recent increased bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured and some may seek deposit products or other bank savings and investment products that are collateralized. Decreases in deposits and changes in the mix of funding sources may adversely affect the Company’s funding costs and net income.
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
     Whitney is subject to extensive regulation, supervision and legislation that govern almost all aspects of our operations and limit the businesses in which we may engage. The Company and the Bank are subject to regular examinations, supervision and comprehensive regulation by various federal authorities with regard to compliance with such laws and regulations impacting financial institutions. For additional information, see “Supervision and Regulation” in Item 1. These laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The cost of compliance with such laws and regulations can be substantial and adversely affect our ability to operate profitably. Current economic conditions, particularly in the financial and real estate markets, have resulted in bank regulatory agencies placing increased focus and scrutiny on participants in the financial services industry, including Whitney.
     As a result of the difficult operating environment and the Company’s operating losses, the Company’s and the Bank’s primary regulators have required certain actions. See above “Supervision and Regulation.” While the Company has already commenced and implemented initiatives and strategies to address these regulatory issues and the Company believes that it has made significant progress in the adoption and implementation of plans and policies, the Company will likely devote significant time and resources of our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near term.
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

Reductions in the Company’s or the Bank’s credit ratings could reduce access to funding sources in the credit and capital markets and increase funding costs.
     Numerous rating agencies regularly evaluate our creditworthiness and assign credit ratings to the debt of the Company and the Bank. The agencies’ ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to the financial strength and performance of the Company and the Bank, the rating agencies also consider conditions affecting the financial services industry generally. During 2009, several rating agencies downgraded select ratings for both the Company and the Bank, which was also the case for a number of other financial services industry entities. All of the Bank’s debt ratings remain investment grade. All of the Company’s ratings remain investment grade, with the exception of the Standard & Poor’s long-term debt rating, which is one level below investment grade. The agencies have also reported either a stable or negative ratings outlook for both the Company and the Bank.
     In light of the difficulties confronting the financial services industry generally, and the Company and the Bank specifically, including, among others, the weak global economic conditions, credit market disruptions, and the severe stress on residential and commercial real estate markets, there can be no assurance that the Company and the Bank will not receive further downgrades or that any of our ratings will remain investment grade. Further rating reductions by one or more rating agencies could adversely affect our access to funding sources and the cost and other terms of obtaining funding. Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in the Bank’s ratings may increase premiums and expenses.
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
     Whitney may be involved from time to time in a variety of litigation, derivative suits, investigations or similar matters arising out of our business. In 2009, we received, like many other financial institutions, a demand letter from a shareholder asserting that the Company’s incentive compensation between 2004 and 2008 was excessive and that the performance goals under its compensation plans were only achieved through imprudent business practices. The Board of Directors formed a special committee of independent directors to investigate this shareholder claim. The special committee conducted a thorough review of the demand allegations and concluded in its investigation that the there is no substantiation for the claims of wrongful conduct referenced in the shareholder demand and recommended that the demand be rejected. The Board adopted the special committee’s conclusions and recommendation.
     Neither management nor the special committee can predict at this time whether the shareholder will file a derivative lawsuit notwithstanding the special committee’s conclusion and Board’s adoption of the special committee’s recommendation. The Company’s insurance may not cover all claims that may be asserted against us, including the claim set forth above, and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.
We rely on our systems and employees, and any errors or fraud could materially adversely affect our operations.
     Whitney is exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors, and computer/telecommunications systems malfunctions. The Bank’s business is dependent on its ability to process a large number of increasingly complex transactions. We have committed to make significant investments of time and resources into changing and improving our core systems and processes. We refer to this program internally as our Project Genesis program. If the operations of, or any of the changes to, our financial, accounting, or other data processing systems, including our Project Genesis program, fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business also could be sources of operational risk to us due to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate our business and result in potential liability to customers, reputation damage and regulatory intervention, which could materially adversely affect us.
     We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters. Such disruptions may give rise to losses in service to customers and loss or liability to us. In addition, there is a risk that our business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.
The senior preferred stock issued to the Treasury impacts net income available to Whitney’s common shareholders and its earnings per share.
     On December 19, 2008, the Company issued senior preferred stock (Series A preferred stock) to the Treasury in an aggregate amount of $300 million, along with a warrant for 2,631,579 shares of common stock. As long as shares of the Company’s Series A preferred stock issued under the CPP are outstanding, no dividends may be paid on the Company’s common stock unless all dividends on the Series A preferred stock have been paid in full. Additionally, the Company is not permitted to pay cash dividends in excess of $.31 per share per quarter on its common stock for three years from the preferred stock issue date without the Treasury’s consent, unless Treasury no longer owns the preferred stock. The dividends declared on shares of the Company’s Series A preferred stock reduce the net income available to common shareholders and the Company’s earnings per common share. Additionally, warrants to purchase the Company’s common stock issued to the Treasury may be dilutive to the Company’s earnings per share.
There can be no assurance when the Series A preferred stock can be redeemed and the Warrant can be repurchased.
     Subject to consultation with the Company’s banking regulators, Whitney intends to repurchase the Series A preferred stock and the Warrant issued to the Treasury when we believe the credit metrics in our loan portfolio have improved for the long-term and the overall economy has rebounded. However, there can be no assurance when the Series A preferred stock and the Warrant can be repurchased, if at all. Until such time as the Series A preferred stock and the Warrant are repurchased, we will remain subject to the terms and conditions of those instruments, which, among other things, require Whitney to obtain regulatory approval to repurchase or redeem common stock or our other preferred stock or increase the dividends on the Company’s common stock over $.31 per share, except in limited circumstances. Further, Whitney’s continued participation in the CPP subjects us to increased regulatory and legislative oversight, including with respect to executive compensation. These new and any future oversight and legal requirements and implementing standards under the CPP may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on CPP participants such as Whitney.

Holders of the Series A preferred stock have rights that are senior to those of Whitney’s common shareholders.
     The Series A preferred stock that the Company has issued to the Treasury is senior to its shares of common stock, and holders of the Series A preferred stock have certain rights and preferences that are senior to holders of the Company’s common stock. The restrictions on the Company’s ability to declare and pay dividends to common shareholders are discussed above. In addition, the Company and its subsidiaries may not purchase, redeem or otherwise acquire for consideration any shares of the Company’s common stock unless the Company has paid in full all accrued dividends on the Series A preferred stock for all prior dividend periods, other than in certain circumstances. Furthermore, the Series A preferred stock is entitled to a liquidation preference over shares of the Company’s common stock in the event of liquidation, dissolution or winding up.
Holders of the Series A preferred stock may, under certain circumstances, have the right to elect two directors to Whitney’s board of directors.
     In the event that the Company fails to pay dividends on the Series A preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting the Company’s board of directors will be increased by two. Holders of the Series A preferred stock, together with the holders of any outstanding parity stock with like voting rights, will be entitled to elect the two additional members of the board of directors at the next annual meeting (or at a special meeting called for this purpose) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.
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
     In order to maintain the Company’s or the Bank’s capital at desired or regulatorily-required levels or to replace existing capital such as the Series A preferred stock, the Company may be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The Company may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. The Company could also issue additional shares in connection with acquisitions of other financial institutions.
New banking laws and regulations could materially affect our operations and our cost of doing business.
     Legislation is now pending in Congress that would, if enacted, substantially change the regulatory framework for the banking industry, limit certain activities, impose new operational requirements, and increase consumer compliance obligations. The OCC and the federal bank regulatory agencies already have authority to impose many of these changes. If any new laws or regulations take effect, such changes could materially affect the way we do business and increase our compliance requirements.

The short-term and long-term impact of a likely new capital framework, whether through the current proposal for non-Basel II U.S. banking institutions or through another set of capital standards, is uncertain.
     For U.S. banking institutions with assets of less than $250 billion and foreign exposures of less than $10 billion, including the Company and the Bank, a proposal is currently pending that would apply to them the “standardized approach” of the new risk-based capital standards developed by the Basel Committee on Banking Supervision (Basel II). As a result of the deterioration in the global credit markets and increases in credit, liquidity, interest rate, and other risks, the U.S. banking regulators have discussed possible increases in capital requirements, separate from the current proposal for the standardized approach of Basel II. Furthermore, in September 2009, the Treasury issued principles for international regulatory reform, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards developed by Basel II. Any new capital framework is likely to affect the cost and availability of different types of credit. U.S. banking organizations are likely to be required to hold higher levels of capital and could incur increased compliance costs. It is unclear at this time if similar increases in capital standards will be incorporated into a revised Basel II proposal that would be adopted by international financial institutions. Any of these developments, including increased capital requirements, could have a material negative effect on our business, results of operations and financial condition.
Whitney’s market area is susceptible to hurricanes and tropical storms, which may increase the Company’s exposure to credit risk, operational risk and liquidity risk.
     Most of Whitney’s market area lies within the coastal region of the five states bordering the Gulf of Mexico. This is a region that is susceptible to hurricanes and tropical storms. The two strong hurricanes that struck in 2005 had a major impact on the greater New Orleans area, southwest Louisiana and the Mississippi coast, with lesser impacts on coastal Alabama and the western panhandle of Florida. Within its broader market area, the greater New Orleans area is Whitney’s primary base of operations and is home to branches and relationship officers that service approximately 40% of the Bank’s total loans and 50% of total deposits at December 31, 2009. The 2005 storms caused widespread property damage, required temporary or permanent relocations of a large number of residents and business operations, and severely disrupted normal economic activity in the impacted areas. Although the Bank was able to operate successfully in the aftermath of these storms, management carefully studied its risk posture and has taken a number of steps to reduce the Bank’s exposure to future natural disasters and make its disaster recovery plans and operating arrangements more resilient. Details of the storms’ impact on Whitney, both operationally and with respect to credit risk and liquidity, has been chronicled in Item 7 of the Company’s annual reports on Forms 10-K for 2007, 2006 and 2005.
     Whitney cannot predict the extent to which future storms may impact its exposure to credit risk, operational risk or liquidity risk.

Item 1B:	UNRESOLVED STAFF COMMENTS
     None.

Item 2:	PROPERTIES
     The Company does not directly own any real estate, but it does own real estate indirectly through its subsidiaries. The Company’s executive offices are located in downtown New Orleans in the main office facility owned by the Bank. The Bank also maintains operations centers in the greater New Orleans area and in Prattville, Alabama. The Bank makes portions of its main office facility and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to Whitney’s overall operations. The Bank maintained approximately 161 banking facilities in five states at December 31, 2009. The Bank owns approximately 80% of these facilities, and the remaining banking facilities are subject to leases, each of which management considers to be reasonable and appropriate for its location. Management ensures that all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.
     The Bank and subsidiaries of the Bank hold a variety of property interests acquired through the years in settlement of loans. Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K provides further information regarding such property interests and is incorporated here by reference.

Item 3:	LEGAL PROCEEDINGS
     Whitney and its affiliates are subject to litigation and claims arising in the ordinary course of business. Whitney evaluates these contingencies based on information currently available, including advice of counsel. Management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Whitney’s consolidated financial position or results of operations.

Item 4:	RESERVED

PART II

Item 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock trades on The Nasdaq Global Select Market under the ticker symbol “WTNY.” The Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K shows the high and low sales prices of the Company’s stock for each calendar quarter of 2009 and 2008, as reported on The Nasdaq Global Select Market, and is incorporated here by reference.
     The approximate number of shareholders of record of the Company, as of February 26, 2010, was as follows:

Title of Class	Shareholders of Record
Common Stock, no par value	5,433
     Dividends declared by the Company are listed in the Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K, which is incorporated here by reference. Holders of Whitney’s common stock are subject to the prior dividend rights of any holders of Whitney preferred stock then outstanding. For a description of certain restrictions on the payment of dividends see the section entitled “Supervision and Regulation” that appears in Item 1 of this annual report on Form 10-K, the section entitled “Shareholders Equity and Capital Adequacy” located in Item 7, and Note 17 to the consolidated financial statements located in Item 8.
     The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company’s common stock during the three months ended December 31, 2009.

Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average Price	Part of Publicly	Shares that May Yet
	Shares	Paid	Announced Plans or	Be Purchased under the
Period	Purchased	per Share	Programs (1)	Plans or Programs (1)
October 2009	—	—	—	—
November 2009	—	—	—	—
December 2009	—	—	—	—
Total	—	—	—	—
No repurchase plans were in effect during the fourth quarter of 2009. Under the CPP, prior to the earlier of (i) December 19, 2011 or (ii) the date on which the Series A Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to unaffiliated third parties, the consent of the U.S. Treasury is required to repurchase any shares of common stock, except in connection with benefit plans in the ordinary course of business and certain other limited exceptions.
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
The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2004 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW 50 Total Return Index. The KBW 50 Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 large banking companies throughout the United States.

Item 6:	SELECTED FINANCIAL DATA
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES

	Years Ended December 31
(dollars in thousands, except per share data)	2009	2008	2007	2006	2005

YEAR-END BALANCE SHEET DATA
Total assets	$11,892,141	$12,380,501	$11,027,264	$10,185,880	$10,109,006
Earning assets	10,699,847	11,209,246	10,122,071	9,277,554	9,054,484
Loans	8,403,443	9,081,850	7,585,701	7,050,416	6,560,597
Investment securities	2,050,440	1,939,355	1,985,237	1,886,093	1,641,451
Noninterest-bearing deposits	3,301,354	3,233,550	2,740,019	2,947,997	3,301,227
Total deposits	9,149,894	9,261,594	8,583,789	8,433,308	8,604,836
Shareholders’ equity	1,681,064	1,525,478	1,228,736	1,112,962	961,043

AVERAGE BALANCE SHEET DATA
Total assets	$11,955,596	$11,080,342	$10,512,422	$10,242,838	$8,903,321
Earning assets	10,867,461	10,122,620	9,636,586	9,349,262	8,098,998
Loans	8,775,662	8,066,639	7,344,889	6,776,794	6,137,676
Investment securities	1,946,241	1,967,375	1,893,866	1,824,646	1,836,228
Noninterest-bearing deposits	3,134,811	2,786,003	2,708,353	3,033,978	2,439,229
Total deposits	9,106,002	8,368,937	8,397,778	8,476,954	7,224,426
Shareholders’ equity	1,542,293	1,225,177	1,209,923	1,065,303	935,362

INCOME STATEMENT DATA
Interest income	$519,298	$575,866	$661,105	$616,371	$468,085
Interest expense	75,866	120,221	196,314	145,160	80,986
Net interest income	443,432	455,645	464,791	471,211	387,099
Net interest income (TE)	448,115	460,662	470,868	477,423	392,979
Provision for credit losses	259,000	134,000	17,000	3,720	37,580
Noninterest income	119,950	107,172	126,681	84,791	82,235
Net securities gain (loss) in noninterest income	334	67	(1)	—	68
Noninterest expense	416,394	351,094	349,108	338,473	286,398
Net income (loss)	(62,146)	58,585	151,054	144,645	102,349
Net income (loss) to common shareholders	(78,372)	57,997	151,054	144,645	102,349

KEY RATIOS
Return on average assets	(.52)%	.53%	1.44%	1.41%	1.15%
Return on average common shareholders’ equity	(6.28)	4.77	12.48	13.58	10.94
Net interest margin	4.12	4.55	4.89	5.11	4.85
Average loans to average deposits	96.37	96.39	87.46	79.94	84.96
Efficiency ratio	73.34	61.84	58.42	60.20	60.28
Expense to average assets	3.48	3.17	3.32	3.30	3.22
Allowance for loan losses to loans	2.66	1.77	1.16	1.08	1.37
Net charge-offs to average loans	2.22	.88	.11	.29	.08
Nonperforming assets to loans plus foreclosed assets and surplus property	5.52	3.61	1.64	.81	1.03
Average shareholders’ equity to average assets	12.90	11.06	11.51	10.40	10.51
Tangible common equity to tangible assets	8.18	6.49	8.24	8.08	7.40
Leverage ratio	11.05	9.87	8.79	8.76	8.21

COMMON SHARE DATA
Earnings (loss) per share
Basic	$(1.08)	$.89	$2.23	$2.21	$1.63
Diluted	(1.08)	.88	2.21	2.18	1.62
Cash dividends per share	$0.04	$1.13	$1.16	$1.08	$.98
Book value per share	$14.37	$18.29	$18.67	$16.88	$15.17
Tangible book value per share	$9.71	$11.48	$13.37	$12.10	$11.54
Trading data
High price	$16.16	$33.02	$33.26	$37.26	$33.69
Low price	7.78	13.96	22.46	27.27	24.14
End-of-period closing price	9.11	15.99	26.15	32.62	27.56

Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
The efficiency ratio is noninterest expense divided by total net interest (TE) and noninterest income (excluding securities transactions).
The tangible common equity to tangible assets ratio is total shareholders’ equity less preferred stock and intangible assets divided by total assets less intangible assets.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) and on their results of operations during 2009, 2008 and 2007. Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank). This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.
FORWARD-LOOKING STATEMENTS
     This discussion contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and these statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future. Forward-looking statements often contain words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project” or other words of similar meaning.
     The forward-looking statements made in this discussion include, but may not be limited to, (a) comments on conditions impacting certain sectors of the loan portfolio, including economic conditions; (b) information about changes in the duration of the investment portfolio with changes in market rates; (c) discussion of the results of a voluntary stress test of the loan portfolio; (d) statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (e) comments on the anticipated dividend capacity of the Company and the Bank; (f) discussion of the performance of Whitney’s net interest income assuming certain conditions; (g) discussion of factors affecting trends in certain categories of noninterest income; and (h) comments on expected changes in certain categories of noninterest expense.
     Whitney’s ability to accurately project results or predict the effects of plans or strategies is inherently limited. Although Whitney believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.
     Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:
•	the continued deterioration of general economic and business conditions in the United States and in the regions and the communities Whitney serves;

•	further declines in the values of residential and commercial real estate, which may increase Whitney’s credit losses;

•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk;

•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;

•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;

•	Whitney’s ability to manage disruptions in the credit and lending markets, including the impact on its business and on the businesses of its customers as well as other financial institutions with which Whitney has commercial relationships;

•	Whitney’s ability to comply with any requirements imposed on the Company and the Bank by their respective regulators, and the potential negative consequences that may result;

•	the occurrence of natural disasters or acts of war or terrorism that directly or indirectly affect the financial health of Whitney’s customer base;

•	changes in laws and regulations, including increases in regulatory capital requirements, that significantly affect the activities of the banking industry and its competitive position relative to other financial service providers;

•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;

•	Whitney’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by the Bank’s customers;

•	Whitney’s ability to effectively expand into new markets;

•	the cost and other effects of material contingencies, including litigation contingencies;

•	the failure to attract or retain key personnel;

•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;

•	the effectiveness of Whitney’s responses to unexpected changes; and

•	those other factors identified and discussed in this annual report on Form 10-K and in Whitney’s other public filings with the SEC.
     You are cautioned not to place undue reliance on these forward-looking statements. Whitney does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.
OVERVIEW
     The year ended December 31, 2009 was another difficult year for the U.S. economy and for the financial services industry. High credit costs, primarily the result of loan portfolio pressure stemming from ongoing deterioration in real estate values, as well as increasing unemployment and other factors, continued to negatively impact earnings. Property value declines, which began in late 2007, continued throughout 2008 and 2009. While Whitney did not have material exposure to many of the issues that originally plagued the industry (e.g., sub-prime loans, structured investment vehicles and collateralized debt obligations), the Company’s exposure to the residential housing sector, primarily residential development activity in the Florida market, pressured its loan portfolio, resulting in increased credit costs and foreclosed asset expenses. As the economic downturn continued, consumer confidence and weak economic conditions began to impact areas of the economy outside of the housing sector. Under these conditions, Whitney reported a net loss to common shareholders of $78.4 million for the year ended December 31, 2009, or $1.08 per diluted share, compared with earnings to common shareholders of $58.0 million for 2008, or $.88 per diluted share.
Common Stock Offering
     During the fourth quarter of 2009, Whitney announced and completed an underwritten public offering of the Company’s common stock. The underwriters purchased 28.75 million shares at a public offering price of $8.00 per share. The net proceeds to the Company after deducting offering expenses and underwriting discounts and commissions were $218 million.
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

Loans and Earning Assets
     Total loans at the end of 2009 were down $678 million, or 7%, from December 31, 2008, with reduction in all of the Bank’s geographic regions and most portfolio segments. Total earning assets at December 31, 2009 were down approximately 5% from the end of 2008. The decline in total loans included charge-offs of $204 million and foreclosures of approximately $59 million. As was anticipated and previously disclosed, economic conditions restrained loan demand through 2009. Whitney continues to seek and fund new credit relationships and to renew existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions. Management believes this situation will continue for the first half of 2010 with hope for some slow growth during the second half of 2010 in an economy beginning to recover and strengthen.
Deposits and Funding
     Total deposits at December 31, 2009 decreased approximately 1%, or $112 million, from December 31, 2008, but with a favorable shift in the deposit mix. Noninterest-bearing demand deposits grew 2%, or $68 million, from year-end 2008, and comprised 36% of total deposits at December 31, 2009. Lower-cost interest-bearing deposits grew 13%, or $466 million, over the same period, reflecting funds attracted to a special money market deposit product introduced in the first half of 2009. Higher-cost time deposits at December 31, 2009 were down 25%, or $645 million, compared to year-end 2008, mainly from declines in competitively bid public fund deposits and deposits held in treasury-management sweep products used by corporate customers. The sustained period of low market interest rates has tended to reduce the attractiveness of time deposits compared to alternative deposit products and investments.
     The balance of short-term borrowings at December 31, 2009, was down 42%, or $542 million, from year-end 2008, reflecting mainly restrained loan demand and the overall reduced level of earning assets.
Net Interest Income
     Whitney’s net interest income (TE) for 2009 decreased $12.5 million, or 3%, from 2008. Average earning assets were up 7% between these periods, while the net interest margin (TE) contracted 43 basis points to 4.12%. Asset yields decreased 92 basis points in 2009 mainly from a steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loans portfolio. The cost of funds decreased 49 basis points from 2008 mainly from the impact of the sustained low rate environment on both deposit and short-term borrowing rates and a favorable shift in the funding mix. The lost interest on nonaccruing loans reduced the net interest margin by approximately 20 basis points in 2009 compared to approximately 10 basis points in 2008.
Provision for Credit Losses and Credit Quality
     Whitney increased its provision for credit losses to $259 million in 2009 compared to $134 million in 2008. Provisions related to impaired loans accounted for approximately half of the total provision for credit losses in 2009. More than $100 million of the impaired loan provisions came from Whitney’s Florida and Alabama markets and reflected in large part the continued decline in the value of underlying real estate collateral. The remainder of the provision for credit losses for 2009 was related to the increase in total criticized loans, the impact of elevated charge-off levels on historical loss factors, smaller consumer charge-offs and qualitative adjustments.
     Net loan charge-offs were $195 million, or 2.22%, of average loans in 2009, compared to $71.3 million, or .88% of average loans, in 2008. Florida loans generated approximately $140 million of the $204 million of gross charge-offs for 2009. These were heavily concentrated in residential-related real estate loans. The provision for loan losses exceeded net charge-offs by $62.6 million during 2009, which increased the allowance for loan losses to 2.66% of total loans at December 31, 2009 from 1.77% at December 31, 2008.
     The total of loans criticized through the Company’s credit risk-rating process was $1.06 billion at December 31, 2009. This represented 13% of total loans and a net increase of $288 million from December 31, 2008, although the criticized total at year-end 2009 was down $124 million from its peak at September 30, 2009. Criticized commercial and industrial (C&I) relationships increased $122 million from year-end 2008. This increase came mainly from loans to oil and gas industry customers, although less than 1% of the O&G portfolio was considered to be nonperforming at December 31, 2009. Criticized commercial real estate loans increased $114 million during 2009, but the year-end total was down $79 million from the highpoint at the end of third quarter of 2009.
Noninterest Income
     Noninterest income in 2009 increased 15%, or $15.4 million, over 2008, excluding a $2.3 million gain recognized in 2008 from the mandatory redemption of Visa shares and income associated with foreclosed assets and surplus property in each period. Parish’s operations contributed approximately $8.0 million to the increase for 2009. Deposit service charge income grew by 11%, or $3.6 million, compared to 2008 on higher commercial account fees and the impact of Parish. The growth in commercial fees was driven in large part by reduced earnings credits in the low market rate environment. Fee income from Whitney’s secondary mortgage market operations grew $4.5 million in 2009, nearly double the level in 2008. Increased refinancing activity prompted by low rates and the addition of Parish’s operations both contributed. The results for 2009 also benefited from the earnings on a bank-owned life insurance program implemented midway through 2008.
Noninterest Expense
     Noninterest expense increased 19%, or $65.3 million, in 2009. Incremental operating costs associated with Parish’s operations, including amortization of intangibles, totaled approximately $23.8 million for 2009. Loan collection costs, including legal services, and foreclosed asset expenses and provisions for valuation losses totaled approximately $28 million for 2009, up approximately $21 million from 2008. The expense for deposit insurance and other regulatory fees was up $18.9 million compared to 2008, reflecting mainly steps taken by the FDIC to maintain the integrity of the deposit insurance fund as it absorbs recent bank failures. Whitney’s personnel expense increased 5%, or $9.0 million, before considering the cost of acquired staff. Employee compensation was stable as increases from normal salary adjustments and higher sales-based incentives were offset by a reduction in management incentive compensation from tightened performance criteria and the difficult operating environment. The cost of employee benefits grew approximately $9.0 million, before considering Parish’s impact, driven mainly by pension benefits.
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
Allowance for Credit Losses
     Whitney believes that the determination of its estimate of the allowance for credit losses involves a higher degree of judgment and complexity than its application of other significant accounting policies. Factors considered in this determination and management’s process are discussed in Note 2 and in the section below entitled “Loans, Credit Risk Management and Allowance and Reserve for Credit Losses.” Although management believes it has identified appropriate factors for review and designed and implemented adequate procedures to support the estimation process, the allowance remains an estimate about the effect of matters that are inherently uncertain. Over time, changes in national and local economic conditions or the actual or perceived financial condition of Whitney’s credit customers or other factors can materially impact the allowance estimate, potentially subjecting the Company to significant earnings volatility.

Goodwill Impairment Test
     Goodwill is assessed for impairment both annually and when events or circumstances occur that make it more likely than not that impairment has occurred. The impairment test compares the estimated fair value of a reporting unit with its net book value. Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in an acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors. If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value. Given the volatility in market prices due in part to significant uncertainty about the financial services industry as a whole and limited activity of healthy bank acquisitions, management has placed greater reliance on the discounted cash flow analysis for the annual test. This analysis requires significant assumptions about the economic environment, expected net interest margins, growth rates and the rate at which cash flows are discounted.
     No impairment was indicated when the annual test was performed on September 30, 2009. Given the current economic environment and potential for volatility in the fair value estimate, management has been updating the impairment test for goodwill quarterly throughout 2009. No indication of goodwill impairment was identified in these interim tests. For the most recent impairment test as of December 31, 2009, the discounted cash flow analysis resulted in a fair value estimate approximately 7% higher than book value. Either a 10 basis point reduction in the expected net interest margin, a .50% lower projected growth rate or a .50% higher discount rate would reduce the estimated fair value by approximately 7%.
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

FINANCIAL CONDITION
LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES
Loan Portfolio Developments
     Total loans at the end of 2009 were down $678 million, or 7%, from December 31, 2008, with reduction in all of the Bank’s geographic regions and most portfolio segments. Included in this decline were charge-offs of $204 million and foreclosures of approximately $59 million. As was anticipated and previously disclosed, economic conditions restrained loan demand throughout 2009. Whitney continues to seek and fund new credit relationships and to renew existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions. Management believes this situation will continue for the first half of 2010 with hope for some slow growth during the second half of 2010 in an economy beginning to recover and strengthen.
     Table 1 shows loan balances by type of loan at December 31, 2009 and at the end of the previous four years. Table 2 distributes the loan portfolio as of December 31, 2009 by the geographic region from which the loans are serviced. The following discussion provides an overview of the composition of the different portfolio sectors and the customers served in each, as well as recent changes.
TABLE 1. LOANS OUTSTANDING BY TYPE

	December 31,
(in thousands)	2009	2008	2007	2006	2005
Commercial & industrial	$3,075,340	$3,436,461	$2,822,752	$2,725,531	$2,685,894
Owner-occupied real estate	1,079,487	1,013,919	740,977	604,196	608,407

Total commercial & industrial	4,154,827	4,450,380	3,563,729	3,329,727	3,294,301

Construction, land & land development	1,537,155	1,887,480	1,770,824	1,580,209	1,395,314
Other commercial real estate	1,246,353	1,254,329	965,757	909,599	739,765

Total commercial real estate	2,783,508	3,141,809	2,736,581	2,489,808	2,135,079

Residential mortgage	1,035,110	1,079,270	933,797	893,091	774,124
Consumer	429,998	410,391	351,594	337,790	357,093

Total loans	$8,403,443	$9,081,850	$7,585,701	$7,050,416	$6,560,597

     The portfolio of C&I loans, including real estate loans secured by properties used in the borrower’s business, decreased $296 million, or 7%, between year-end 2008 and 2009, mainly reflecting economic conditions noted above. The C&I portfolio is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, hospitality, financial services and professional services.
     Loans outstanding to O&G industry customers declined approximately $167 million during 2009, but still represented approximately 11%, or $894 million, of total loans at December 31, 2009. Management monitors both industry fundamentals and portfolio performance and credit quality on a formal ongoing basis and establishes and adjusts internal exposure guidelines as a percent of capital both for the industry as a whole and for individual sectors within the industry. The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities. The Bank seeks service and supply customers who are quality operators that can manage through volatile commodity price cycles. Loans outstanding to the exploration and production sector comprised approximately 32% of the O&G portfolio at December 31, 2009. Management continues to monitor the impact of weak global economic activity on commodity prices and has made what it believes to be appropriate adjustments to Whitney’s credit underwriting guidelines with respect to O&G loans and the management of existing relationships.

     Outstanding balances under participations in larger shared-credit loan commitments totaled $680 million at the end of 2009, compared to $772 million outstanding at year-end 2008. The total at December 31, 2009 included approximately $247 million related to the O&G industry. Substantially all of the shared credits are with customers operating in Whitney’s market area.
TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT DECEMBER 31, 2009

				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Commercial & industrial	$2,182	$548	$95	$250	$3,075	37%
Owner-occupied real estate	667	119	205	89	1,080	13

Total commercial & industrial	2,849	667	300	339	4,155	50

Construction, land & land development	454	484	363	236	1,537	18
Other commerical real estate	630	159	310	147	1,246	15

Total commercial real estate	1,084	643	673	383	2,783	33

Residential mortgage	564	148	196	127	1,035	12
Consumer	294	25	69	42	430	5

Total	$4,791	$1,483	$1,238	$891	$8,403	100%

Percent of total	57%	18%	15%	10%	100%

     The commercial real estate (CRE) portfolio includes loans for construction and land development (C&D) and investment, both commercial and residential, and other real estate loans secured by income-producing properties. The CRE portfolio decreased $358 million, or 11%, during 2009. Approximately half of the decrease came from charge-offs and foreclosures. Project financing is an important component of the CRE portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold. Management expects that current economic conditions and uncertainty will limit the availability of new creditworthy CRE projects throughout Whitney’s market area over the near term.
     Tables 3 and 4 show the composition of certain components of the CRE portfolio by property type and the region from which the loans are serviced. Management also sets exposure guidelines for the overall portfolio of CRE loans as well as for loans secured by various subcategories of property.
TABLE 3. CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS AT DECEMBER 31, 2009

				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Residential construction	$61	$56	$35	$18	$170	11%
Land & lots:
Residential	161	45	129	79	414	27
Commercial	107	84	85	57	333	22
Retail	32	143	12	16	203	13
Multifamily	20	81	—	20	121	8
Office buildings	12	35	23	1	71	5
Industrial/warehouse	15	4	5	4	28	2
Hotel/motel	—	—	22	—	22	1
Other (a)	46	36	52	41	175	11

Total	$454	$484	$363	$236	$1,537	100%

Percent of total	30%	31%	24%	15%	100%

(a)	Includes agricultural land.

TABLE 4. OTHER COMMERCIAL REAL ESTATE LOANS AT DECEMBER 31, 2009

				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$159	$78	$80	$38	$355	28%
Office buildings	112	25	61	30	228	18
Hotel/motel	149	4	37	24	214	17
Multifamily	72	32	47	30	181	15
Industrial/warehouse	57	15	48	17	137	11
Other	81	5	37	8	131	11

Total	$630	$159	$310	$147	$1,246	100%

Percent of total	50%	13%	25%	12%	100%

     The residential mortgage loan portfolio declined $44 million during 2009, reflecting in part the impact of attractive refinancing opportunities in the low interest rate environment, as well as some charge-offs and foreclosures. The Bank continues to sell most conventional residential mortgage loan production in the secondary market.
     Table 5 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Approximately 60% of the value of loans with a maturity greater than one year carries a fixed rate of interest.
TABLE 5. LOAN MATURITIES BY TYPE

	December 31, 2009
	One year	One through	More than
(in thousands)	or less	five years	five years	Total
Commercial & industrial	$2,109,276	$845,356	$120,708	$3,075,340
Owner-occupied real estate	144,394	772,692	162,401	1,079,487

Total commercial & industrial	2,253,670	1,618,048	283,109	4,154,827

Construction, land & land development	907,780	532,065	97,310	1,537,155
Other commercial real estate	317,005	758,408	170,940	1,246,353

Total commercial real estate	1,224,785	1,290,473	268,250	2,783,508

Residential mortgage	186,449	560,822	287,839	1,035,110
Consumer	199,988	196,395	33,615	429,998

Total	$3,864,892	$3,665,738	$872,813	$8,403,443

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
     C&I credits and CRE loans are underwritten principally based upon cash flow coverage, but additional support is regularly obtained through collateralization and guarantees. C&I loans are typically relationship-based rather than transaction-driven. Loan concentrations are monitored monthly by management and the Board of Directors. Consumer loans are centrally underwritten with reference to the customer’s debt capacity and with the support of automated credit scoring tools, including appropriate secondary review procedures.
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
     The process for determining the recorded allowance involves three key elements: (1) establishing specific allowances as needed for loans evaluated for impairment; (2) developing loss factors based on historical loss experience for nonimpaired commercial loans grouped by geography, loan product type and internal risk rating and for homogeneous groups of residential and consumer loans; and (3) determining appropriate adjustments to historical loss factors based on management’s assessment of current economic conditions and other qualitative risk factors both internal and external to the Company. During the third quarter of 2009, management enhanced the allowance methodology by expanding the qualitative and environmental factors that are considered and by evaluating and applying loss factors to the loan portfolio at a more granular level to better capture regional distinctions and distinctions among the loan types.
     The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit, and management establishes reserves as needed for its estimate of probable losses on such commitments.
     Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
     The total of loans criticized through the Company’s credit risk-rating process was $1.06 billion at December 31, 2009. This represented 13% of total loans and a net increase of $288 million from December 31, 2008, although the criticized total at year-end 2009 was down $124 million, or 11%, from its peak at September 30, 2009. The range of criticized ratings covers loans with well-defined weaknesses that would likely lead to a default if not corrected as well as loans with a high probability of loss but not yet charged off due to specific pending events. Criticized ratings also identify loans that deserve close attention because of potential weaknesses as evidenced by, for example, the borrower’s recent operating trends or adverse market conditions. Table 6 shows the composition of criticized loans at December 31, 2009, distributed by the geographic region from which the loans are serviced.
     Criticized C&I relationships, including associated real estate loans, totaled $336 million at December 31, 2009, which was an increase of $122 million from year-end 2008. Criticized C&I loans outstanding to O&G industry customers increased approximately $100 million during 2009 and totaled approximately $122 million at December 31, 2009. This represented 14% of the O&G industry portfolio outstanding, although less than 1% of this portfolio was considered to be nonperforming at December 31, 2009. Until the outlook on commodity prices translates into increased exploration and drilling activity, management expects continued stress on the O&G industry portfolio and elevated levels of criticized relationships. There were no other significant industry concentrations within the total for criticized C&I relationships.

TABLE 6.CRITICIZED LOANS AT DECEMBER 31, 2009

						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Commercial & industrial	$71	$107	$8	$30	$216	7%
Owner-user real estate	41	17	46	16	120	11%

Total commercial & industrial	112	124	54	46	336	8%

Construction land & land development	25	135	173	44	377	25%
Other commercial real estate	37	38	93	28	196	16%

Total commercial real estate	62	173	266	72	573	21%

Residential mortgage	45	6	63	19	133	13%
Consumer	5	—	8	3	16	4%

Total	$224	$303	$391	$140	$1,058	13%

Percent of regional loan total	5%	20%	32%	16%	13%

     Tables 7 and 8 show the composition of certain components of the criticized CRE portfolio by property type and the region from which the loans are serviced.

TABLE 7.	CRITICIZED CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS AT DECEMBER 31, 2009

				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Residential construction	$5	$15	$21	$—	$41	11%
Land & lots:
Residential	9	9	60	25	103	27
Commercial	8	43	52	3	106	28
Retail	—	37	8	—	45	12
Multifamily	—	23	—	—	23	6
Office buildings	—	8	7	—	15	4
Other (a)	3	—	25	16	44	12

Total	$25	$135	$173	$44	$377	100%

Percent of total	7%	36%	46%	11%	100%

(a)	Includes agricultural land.
     The total for criticized C&D loans of $377 million at December 31, 2009 was up $37 million from December 31, 2008, but recently declined $39 million from September 30, 2009. Whitney’s Florida markets saw a decrease of $43 million in criticized C&D loans during 2009, reflecting charge-offs, foreclosures and other problem loan resolutions, particularly with respect to loans for residential development. Criticized C&D loans serviced from Whitney’s Texas market increased $104 million during 2009 and represented 28% of total C&D loans in the Texas market at December 31, 2009. General economic and credit market conditions continue to delay the successful completion of various retail and other income-producing CRE projects and stretch the financial capacity of the developers. Whitney has worked proactively with its borrowers to develop strategies to deal with these difficult conditions and only $11 million of C&D loans from the Texas market were considered nonperforming at December 31, 2009; nevertheless, management expects the elevated level of criticized credits to continue for the near term.

TABLE 8. CRITICIZED OTHER COMMERCIAL REAL ESTATE LOANS AT DECEMBER 31, 2009

				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$5	$25	$14	$18	$62	32%
Office buildings	3	3	10	4	20	10
Hotel/motel	18	—	17	—	35	18
Multifamily	5	10	27	5	47	24
Industrial/warehouse	5	—	19	—	24	12
Other	1	—	6	1	8	4

Total	$37	$38	$93	$28	$196	100%

Percent of total	19%	19%	48%	14%	100%

     Criticized other CRE loans on income-producing properties increased $77 million during 2009, although the total at December 31, 2009 was down $40 million from September 30, 2009. Net additions to the criticized total during 2009 consisted mainly of loans secured by leased retail and warehouse facilities and apartment buildings and were concentrated mainly in the Texas and Florida markets. Nonperforming loans on income-producing CRE totaled approximately $79 million at December 31, 2009, with $48 million from the Florida markets, but only $5 million from Texas. As the weak conditions in the overall economy continue, management is closely monitoring the impact on CRE loan customers with hotel operations and others in the hospitality industry and on the performance of the CRE loan portfolio secured by retail and other income-producing properties in all markets.
     Included in the total of criticized loans at December 31, 2009 was $414 million of nonperforming loans, which is up a net $113 million from year-end 2008. Residential-related real estate credits that are heavily concentrated in Whitney’s Florida and coastal Alabama markets comprised approximately half of total nonperforming loans at December 31, 2009. In total, the Florida market accounted for 59% of nonperforming loans at the year-end 2009, with another 18% from Alabama, 17% from Louisiana, and 6% from Texas. The earlier discussion of criticized loans includes some additional details on nonperforming assets at December 31, 2009. Table 9 provides information on nonperforming loans and other nonperforming assets at the end of each of the five years in the period ended December 31, 2009. Nonperforming loans encompass all loans that are evaluated separately for impairment.
TABLE 9.NONPERFORMING ASSETS

	December 31
(dollars in thousands)	2009	2008	2007	2006	2005
Loans accounted for on a nonaccrual basis	$414,075	$301,095	$120,096	$55,992	$65,565
Restructured loans accruing	—	—	—	—	30

Total nonperforming loans	414,075	301,095	120,096	55,992	65,595
Foreclosed assets and surplus banking property	52,630	28,067	4,624	800	1,708

Total nonperforming assets	$466,705	$329,162	$124,720	$56,792	$67,303

Loans 90 days past due still accruing	$23,386	$16,101	$8,711	$7,574	$13,728

Ratios:
Nonperforming assets to loans plus foreclosed assets and surplus property	5.52%	3.61%	1.64%	.81%	1.03%
Allowance for loan losses to nonperforming loans	54.02	53.51	73.20	135.60	137.25
Loans 90 days past due still accruing to loans	.28	.18	.11	.11	.21

     Whitney will continue to evaluate all opportunities to dispose of nonperforming assets as quickly as possible, including consideration of the trade-offs between current disposal prices and the carrying costs and management challenges of longer-term resolution. Whitney may recognize losses on future asset disposition decisions and actions.
     A comparison of contractual interest income on nonperforming loans with the cash-basis and cost-recovery interest actually recognized on these loans for 2009, 2008 and 2007 is presented in Note 8 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K. Whitney’s policy for placing loans on nonaccrual status is presented in Note 2 to the consolidated financial statements.
     Table 10 recaps activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments over the past five years. The allocation of the allowance to loan categories is included in Table 11, together with the percentage of total loans in each category.
     Approximately half of the total $258 million provision for loans losses in 2009 was related to nonperforming loans evaluated for impairment losses. More than $100 million of the impaired loan provisions came from Whitney’s Florida and Alabama markets and reflected in large part the continued decline in the value of underlying real estate collateral. The remainder of the provision for loan losses for 2009 was related mainly to the increase in total criticized loans, the impact of elevated charge-off levels on historical loss factors, smaller consumer charge-offs and qualitative adjustments.
     Gross charge-offs in 2009 totaled $204 million, with the majority from Whitney’s Florida markets. The gross charge-offs were heavily concentrated in residential C&D loans and other residential-related credits, which totaled approximately $122 million for 2009. Other C&D loans and loans on income-producing CRE accounted for approximately $42 million of charge-offs in 2009, with the majority again from Florida. In total, Whitney’s Florida markets generated approximately $140 million of gross charge-offs for 2009, with $110 million from the Tampa market. The $32 million of C&I relationships charged off in 2009 came mainly from Whitney’s Louisiana markets.
     The provision for loan losses exceeded net charge-offs by $62.6 million during 2009, which increased the allowance for loan losses to 2.66% of total loans at December 31, 2009 from 1.77% at December 31, 2008.
     It is uncertain when sufficient demand will return to depressed real estate markets to establish a solid floor on prices and stimulate renewed development. This, when coupled with the uncertainties arising from weak national and global economic conditions, makes it difficult for management to predict when the level of criticized loans will stabilize or retreat. In this current economic environment, the periodic estimate of inherent losses in Whitney’s loan portfolio may be volatile.

TABLE 10. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS

(dollars in thousands)	2009	2008	2007	2006	2005

ALLOWANCE FOR LOAN LOSSES

Allowance at beginning of year	$161,109	$87,909	$75,927	$90,028	$54,345
Allowance of acquired banks	—	9,971	2,791	2,908	3,648
Provision for credit losses	257,600	134,500	17,600	2,400	37,000
Loans charged off:
Commercial & industrial	(21,784)	(31,481)	(9,452)	(15,841)	(7,047)
Owner-user real estate	(10,387)	(1,891)	(65)	(100)	(212)

Total commercial & industrial	(32,171)	(33,372)	(9,517)	(15,941)	(7,259)

Construction, land & land development	(116,846)	(30,141)	(3,671)	(5,254)	(220)
Other commercial real estate	(21,367)	(6,209)	(634)	(1,181)	(6)

Total commercial real estate	(138,213)	(36,350)	(4,305)	(6,435)	(226)

Residential mortgage	(25,959)	(7,885)	(1,726)	(555)	(295)
Consumer	(7,259)	(4,619)	(2,408)	(2,297)	(2,876)

Total charge-offs	(203,602)	(82,226)	(17,956)	(25,228)	(10,656)

Recoveries on loans previously charged off:
Commercial & industrial	4,431	7,417	7,703	3,409	2,707
Owner-user real estate	55	32	62	31	370

Total commercial & industrial	4,486	7,449	7,765	3,440	3,077

Construction, land & land development	1,657	1,653	24	157	6
Other commercial real estate	87	58	93	46	556

Total commercial real estate	1,744	1,711	117	203	562

Residential mortgage	1,058	638	407	270	571
Consumer	1,276	1,157	1,258	1,906	1,481

Total recoveries	8,564	10,955	9,547	5,819	5,691

Net loans charged off	(195,038)	(71,271)	(8,409)	(19,409)	(4,965)

Allowance at end of year	$223,671	$161,109	$87,909	$75,927	$90,028

Ratios
Allowance for loan losses to loans at end of year	2.66%	1.77%	1.16%	1.08%	1.37%
Net charge-offs to average loans	2.22	.88	.11	.29	.08
Gross charge-offs to average loans	2.32	1.02	.24	.37	.17
Recoveries to gross charge-offs	4.21	13.32	53.17	23.07	53.41

RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS

Reserve at beginning of year	$800	$1,300	$1,900	$580	$—
Provision for credit losses	1,400	(500)	(600)	1,320	580

Reserve at end of year	$2,200	$800	$1,300	$1,900	$580

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2009		2008		2007			2006			2005
		%		%			%			%			%
(dollars in millions)	Balance	Loans	Balance	Loans	Balance		Loans	Balance		Loans	Balance		Loans

Commercial & industrial	$53	37%	$36	38%	(a	)		(a	)		(a	)
Owner-occupied real estate	19	13	20	11	(a	)		(a	)		(a	)

Total commercial & industrial	72	50	56	49	$55		47%	$47		47%	$57		50%

Construction, land & land development	80	18	60	21	(a	)		(a	)		(a	)
Other commercial real estate	34	15	22	14	(a	)		(a	)		(a	)

Total commercial real estate	114	33	82	35	25		36	21		35	17		33

Residential mortgage	28	12	19	12	6		12	4		13	8		12
Consumer	10	5	4	4	2		5	4		5	8		5

Total	$224	100%	$161	100%	$88		100%	$76		100%	$90		100%

(a)	Allocation of allowance by subcategory for 2007 and prior years not available.
INVESTMENT SECURITIES
          Whitney’s investment securities portfolio balance of $2.05 billion at December 31, 2009 was up $111 million, or 6%, compared to December 31, 2008. Securities with carrying values of $1.39 billion at December 31, 2009 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes. Average investment securities decreased 1% between 2008 and 2009. The composition of the average portfolio in investment securities and effective yields are shown in Table 19.
          Information about the contractual maturity structure of investment securities at December 31, 2009, including the weighted-average yield on such securities, is shown in Table 12. The carrying value of securities with explicit call options totaled $126 million at year-end 2009. These call options and the scheduled principal reductions and projected prepayments on mortgage-backed securities are not reflected in Table 12. Including expected principal reductions on mortgage-backed securities, the weighted-average maturity of the overall securities portfolio was approximately 42 months at December 31, 2009, compared to 31 months at year-end 2008.
          Mortgage-backed securities issued or guaranteed by U.S. government agencies continued to be the main component of the portfolio, comprising 83% of the total at December 31, 2009. The duration of the overall investment portfolio was 2.6 years at December 31, 2009 and would extend to 3.8 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model. Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates. At December 31, 2008, the portfolio’s estimated duration was 1.6 years.
          The weighted-average taxable-equivalent portfolio yield was approximately 4.35% at December 31, 2009, compared to 4.84% at December 31, 2008. A substantial majority of the securities in the investment portfolio bear fixed interest rates. The investment in mortgage-backed securities with final contractual maturities beyond ten years shown in Table 12 included approximately $105 million of adjustable-rate issues with a weighted-average yield of 4.18%. The initial reset dates on these securities are predominantly within one year from year-end 2009.

TABLE 12. DISTRIBUTION OF INVESTMENT MATURITIES

December 31, 2009
			Over one through		Over five through
	One year and less		five years		ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities Available for Sale
Mortgage-backed securities(a)	$33,059	3.67%	$77,001	4.58%	$293,642	4.38%	$1,305,063	4.13%	$1,708,765	4.18%
U. S. agency securities	102,391	4.38	—	—	—	—	—	—	102,391	4.38
Obligations of states and political subdivisions (b)	1,352	5.91	4,198	5.78	1,116	5.94	—	—	6,666	5.83
Other debt securities	750	4.48	3,750	4.36	—	—	—	—	4,500	4.38
Equity securities(c)	—	—	—	—	—	—	53,173	4.21	53,173	4.21

Total	$137,552	4.22%	$84,949	4.63%	$294,758	4.39%	$1,358,236	4.13%	$1,875,495	4.20%

Securities Held to Maturity
Obligations of states and political subdivisions (b)	$17,964	5.34%	$70,831	5.64%	$60,267	6.03%	$25,883	6.68%	$174,945	5.90%

Total	$17,964	5.34%	$70,831	5.64%	$60,267	6.03%	$25,883	6.68%	$174,945	5.90%

(a)	Distributed by contractual maturity without regard to repayment schedules or projected prepayments.

(b)	Tax exempt yields are expressed on a fully taxable-equivalent basis.

(c)	These securities have no stated maturities or guaranteed dividends. Yield estimated based on expected near-term returns.
          Securities available for sale made up the bulk of the total investment portfolio at December 31, 2009. Available-for-sale securities are carried at fair value, and the balance reported at December 31, 2009 reflected gross unrealized gains of $41.0 million and gross unrealized losses of $2.8 million. The unrealized losses were related mainly to mortgage-backed securities and represented less than 1% of the total amortized cost of the underlying securities. Note 5 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K provides information on the process followed by management to evaluate whether unrealized losses on securities, both those available for sale and those held to maturity, represent impairment that is other than temporary and that should be recognized with a charge to operations. No value impairment was evaluated as other than temporary at December 31, 2009.
          The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers. Such securities, if any, are included in other assets in the consolidated balance sheets.
          Apart from securities issued or guaranteed by the U. S. government or its agencies, at December 31, 2009, Whitney held no investment in the securities of a single issuer that exceeded 10% of its shareholders’ equity.

DEPOSITS AND BORROWINGS
          Total deposits at December 31, 2009 decreased approximately 1%, or $112 million, from December 31, 2008. Deposits associated with Parish accounted for approximately $635 million of the Company’s total deposit growth of $678 million, or 8%, from December 31, 2007 to year-end 2008.
          Table 13 shows the composition of deposits at December 31, 2009 and at the end of the two previous years. Table 19 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for each of these years.
TABLE 13. DEPOSIT COMPOSITION

(dollars in thousands)	2009		2008		2007

Noninterest-bearing demand deposits	$3,301,354	36%	$3,233,550	35%	$2,740,019	32%
Interest-bearing deposits:
NOW account deposits	1,299,274	14	1,281,137	14	1,151,988	13
Money market deposits	1,823,548	20	1,306,937	14	1,229,715	14
Savings deposits	840,135	9	909,197	10	879,609	10
Other time deposits	799,142	9	875,999	9	823,884	10
Time deposits $100,000 and over	1,086,441	12	1,654,774	18	1,758,574	21

Total interest-bearing	5,848,540	64	6,028,044	65	5,843,770	68

Total	$9,149,894	100%	$9,261,594	100%	$8,583,789	100%

          Noninterest-bearing demand deposits grew 2%, or $68 million, from year-end 2008, and comprised 36% of total deposits at December 31, 2009. During the first half of 2009, the Bank executed a campaign around a special money market deposit product to attract new personal and business accounts. Balances held in money market accounts at year-end 2009 were up $517 million from the end of 2008. Deposits at year-end 2009 and 2008 included some seasonal inflows that were concentrated in NOW accounts.
          Time deposits at December 31, 2009 were down 25%, or $645 million, compared to year-end 2008. The sustained period of low market interest rates has tended to reduce the attractiveness of time deposits compared to alternative deposit products and investments. Customers held $151 million of funds in treasury-management time deposit products at December 31, 2009, down $246 million from the total held at December 31, 2008. These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile. Competitively bid public funds time deposits totaled approximately $81 million at year-end 2009, which was down $179 million from year-end 2008. Treasury-management deposits and public funds deposits serve partly as an alternative to Whitney’s other short-term borrowings.
TABLE 14. MATURITIES OF TIME DEPOSITS

	Deposits of	Deposits of
	$100,000	less than
(in thousands)	or more	$100,000	Total

Three months or less	$547,229	$297,997	$845,226
Over three months through six months	231,677	192,436	424,113
Over six months through twelve months	161,248	165,850	327,098
Over twelve months	146,287	142,859	289,146

Total	$1,086,441	$799,142	$1,885,583

          The balance of short-term borrowings at December 31, 2009 was down 42%, or $542 million, from year-end 2008. The main source of short-term borrowing continued to be the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product. Borrowings from customers under securities repurchase agreements totaled $712 million at December 31, 2009, which was down $68 million from December 31, 2008. Similar to Whitney’s treasury-management deposit products, this source of funds can be volatile. Other short-term borrowings, which have included purchased federal funds, short-term Federal Home Loan Bank (FHLB) advances and borrowing through the Federal Reserve’s Term Auction Facility, decreased $474 million from year-end 2008, reflecting the overall reduced level of earning assets and the funds available from the Company’s recent common stock offering. Additional information on short-term borrowings, including yields and maximum amounts borrowed, is presented in Note 12 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K.
          In 2007, the Bank issued $150 million of ten-year subordinated notes as described in Note 13 to the consolidated financial statements located in Item 8. Whitney has no other significant long-term borrowings.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
          Shareholders’ equity totaled $1.68 billion at December 31, 2009, which represented an increase of $156 million from the end of 2008. As noted earlier, Whitney raised $218 million in the fourth quarter of 2009 in an underwritten public offering of 28.75 million of the Company’s common shares. Shareholders’ equity was reduced by the $62.1 million net loss for 2009 and by common dividends declared of $3.0 million and preferred dividends of $13.0 million. These reductions were offset partly by a $14.4 million increase in other comprehensive income.
Regulatory Capital
          Tables 15 and 16 present information on regulatory capital ratios for the Company and the Bank. The capital raised in the recent common stock offering is reflected in the Company’s Tier 1 capital for 2009. Treasury’s investment in preferred stock and common stock warrants is included in Tier 1 capital for the Company beginning in 2008. The Tier 2 regulatory capital for both the Company and the Bank includes $150 million beginning in 2007 in subordinated notes payable issued by the Bank. The decrease in risk-weighted assets from the end of 2008 mainly reflected a reduction in both outstanding loans and in certain credit-related commitments that are converted to assets for risk-based capital calculations.
TABLE 15. REGULATORY CAPITAL AND CAPITAL RATIOS — COMPANY

(dollars in thousands)	2009	2008	2007	2006	2005

Tier 1 regulatory capital	$1,242,268	$1,118,842	$911,141	$853,774	$765,881
Tier 2 regulatory capital	270,532	280,103	238,967	77,827	90,608

Total regulatory capital	$1,512,800	$1,398,945	$1,150,108	$931,601	$856,489

Risk-weighted assets	$9,552,632	$10,393,894	$9,023,862	$8,340,926	$7,746,046

Ratios
Leverage ratio (Tier 1 capital to average assets)	11.05%	9.87%	8.79%	8.76%	8.21%
Tier 1 capital to risk-weighted assets	13.00	10.76	10.10	10.24	9.89
Total capital to risk-weighted assets	15.84	13.46	12.75	11.17	11.06

          The minimum capital ratios are generally 4% leverage, 4% Tier 1 capital and 8% total capital. Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant. Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes. As of December 31, 2009, the Company had the requisite capital levels to qualify as well-capitalized by its regulators.

TABLE 16. REGULATORY CAPITAL AND CAPITAL RATIOS — BANK

(dollars in thousands)	2009	2008	2007	2006	2005

Tier 1 regulatory capital	$999,176	$1,077,856	$792,175	$775,536	$687,047
Tier 2 regulatory capital	270,336	279,895	238,836	77,756	90,608

Total regulatory capital	$1,269,512	$1,357,751	$1,031,011	$853,292	$777,655

Risk-weighted assets	$9,536,894	$10,377,245	$9,000,408	$8,321,419	$7,730,465

Ratios
Leverage ratio (Tier 1 capital to average assets)	8.90%	9.53%	7.66%	7.98%	7.38%
Tier 1 capital to risk-weighted assets	10.48	10.39	8.80	9.32	8.89
Total capital to risk-weighted assets	13.31	13.08	11.46	10.25	10.06

          For a bank to qualify as well-capitalized under the current regulatory framework for prompt corrective supervisory action, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively. As a result of the current difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will implement a plan to maintain higher capital ratios with a leverage ratio of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total risk-based capital ratio of at least 12%. As of December 31, 2009, the Bank exceeded the requisite capital levels to both satisfy these target minimums and to qualify as well-capitalized by its regulators. The capital raised by the Company in its recent common stock offering strengthens its capacity to serve as a source of financial support to the Bank.
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
          Actual net charge-offs for 2009 were 15% less than the most likely base case for the first year of the stress test period and 51% below the most adverse case. The results of the internal stress test using the original loss projections indicate that the current level of Tier 1 common capital is adequate to absorb losses under either the most likely or the most adverse case scenarios.
Dividends
          The Company declared a nominal quarterly dividend of $.01 per share to common shareholders throughout 2009. The Company must currently obtain regulatory approval before increasing the common dividend rate above this level. Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements. Preferred dividends totaled $13.0 million for 2009.
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
          The common dividend rate will be reassessed quarterly in light of credit quality trends, expected earnings performance and capital levels, limitations resulting from Treasury’s CPP or regulatory requirements, and the Bank’s capacity to declare and pay dividends to the Company. Given the current operating environment, it is unlikely that Whitney will increase its common dividend in the near term.
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
          Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization. Table 5 above presents the contractual maturity structure of the loan portfolio and Table 12 presents contractual investment maturities. At December 31, 2009, securities available for sale with a carrying value of $1.22 billion, out of a total portfolio of $1.88 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.
          On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources. The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in 2009.
          In October 2008, the FDIC temporarily increased deposit insurance coverage limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009 and also offered to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts and certain other specified deposits over the same period. Whitney elected to participate in the unlimited coverage program, including a recent extension of this coverage through June 30, 2010. In June 2009, the FDIC extended the period for the expanded $250,000 coverage through December 31, 2013. These steps were taken as part of the federal government’s response to severe disruption in the credit markets and were designed to support deposit retention and to enhance the liquidity of the nation’s insured depository institutions and thereby assist in stabilizing the overall economy.
          Wholesale funding currently available to the Bank includes FHLB advances, federal funds purchased from correspondents and borrowings through the Federal Reserve’s Term Auction Facility. The Bank’s unused borrowing capacity from the FHLB at December 31, 2009 totaled approximately $1.5 billion and is secured by a blanket lien on loans secured by real estate. The Bank’s unused borrowing capacity from the Federal Reserve Discount Window totaled approximately $.9 billion at December 31, 2009, based on the collateral pledged. In addition, both the Company and the Bank have access to external funding sources in the financial markets, and the Bank has developed the ability to gather deposits at a nationwide level, although it has not used this funding source to date.
          Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows located in Item 8 of this annual report on Form 10-K present operating cash flows and summarize all significant sources and uses of funds for each year in the three-year period ended December 31, 2009.

          In the fourth quarter of 2009, Whitney raised $218 million in an underwritten public offering of 28.75 million of the Company’s common shares, as was discussed earlier. At December 31, 2009, the Company had approximately $240 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes. Whitney reduced its quarterly common dividend to $.01 per share throughout 2009, and the Company must currently obtain regulatory approval before increasing the common dividend rate above this rate.
          Dividends received from the Bank have been the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company. Because of recent losses, the Bank currently has no capacity to declare dividends to the Company without prior regulatory approval.
Contractual Obligations
          Table 17 summarizes payments due from the Company and the Bank under specified long-term and certain other contractual obligations as of December 31, 2009. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits are scheduled in Table 14 above in the section entitled “Deposits and Borrowings.” Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty. During 2009, Whitney announced an initiative to replace the Bank’s core data processing application systems and invest in new customer service technology which will be implemented over a two-year period. Obligations under contracts associated with this initiative are included with purchase obligations in Table 17. The consolidated statements of cash flows provide a picture of Whitney’s ability to fund these and other more significant cash operating expenses, such as interest expense and employee compensation and benefits, out of current operating cash flows.
TABLE 17. CONTRACTUAL OBLIGATIONS

	Payments due by period from December 31, 2009
		Less than	1 - 3	3 5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$79,683	$9,590	$14,522	$12,935	$42,636
Purchase obligations	39,195	14,255	19,762	5,178	—
Long-term debt service(a)	232,590	19,123	23,811	17,625	172,031
Other long-term liabilities (b) (c)	—	—	—	—	—

Total	$351,468	$42,968	$58,095	$35,738	$214,667

(a)	Principal payments on callable subordinated debentures are scheduled by expected call dates.

(b)	Obligations under the qualified defined benefit pension plan are not included. Whitney anticipates making a pension contribution of approximately $8.5 million during 2010. No material near-term payments are expected under the unfunded nonqualified pension plan. A $14.4 million nonqualified plan obligation was recorded at year-end 2009.

(c)	The recorded obligation for postretirement benefits other than pensions was $19.0 million at December 31, 2009. The funding to purchase benefits for current retirees, net of retiree contributions, has not been significant.

OFF-BALANCE SHEET ARRANGEMENTS
          As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements. Certain of these arrangements, such as noncancelable operating leases, are reflected in Table 17 above. The most significant off-balance sheet obligations are the Bank’s commitments under traditional credit-related financial instruments. Table 18 schedules these commitments as of December 31, 2009 by the periods in which they expire. Commitments under credit card and personal credit lines generally have no stated maturity.
TABLE 18. CREDIT-RELATED COMMITMENTS

	Commitments expiring by period from December 31, 2009
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years

Loan commitments — revolving	$2,296,865	$1,594,594	$559,872	$138,882	$3,517
Loan commitments — nonrevolving	239,313	166,175	71,008	2,130	—
Credit card and personal credit lines	560,116	560,116	—	—	—
Standby and other letters of credit	364,294	204,729	63,730	95,835	—

Total	$3,460,588	$2,525,614	$694,610	$236,847	$3,517

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
          Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors. Historically, the Bank has had minimal calls to perform under standby agreements. Certain financing arrangements supported by letters of credit from the Bank are structured as variable-rate demand notes that are periodically remarketed to reset the interest rate. When disruption in the credit markets led to unsuccessful remarketing efforts for some of these financings, the Bank assisted its customers by purchasing the underlying instruments until credit market conditions improved sufficiently to restart remarketing efforts or the instruments were refinanced under new arrangements. The Bank no longer held any of these instruments by the end of 2009. Outstanding letters of credit supporting variable-rate demand notes totaled approximately $119 million at December 31, 2009.

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
          Based on the simulation run at December 31, 2009, annual net interest income (TE) would be expected to decrease approximately $8.1 million, or 1.8%, if interest rates instantaneously increased from current rates by 100 basis points. The sensitivity is measured against the results of a base simulation run that uses forecasts of earning assets and funding sources as of the measurement date and that assumes a stable rate environment and structure. A comparable simulation run as of December 31, 2008 produced results that indicated a positive impact on net interest income (TE) of $10.3 million, or 2.1%, from a 100 basis point rate increase. Although Whitney has historically tended to be moderately asset sensitive over the near term, the more recent simulations indicate a somewhat liability-sensitive position in a rising market rate scenario. This shift reflects to a large extent the increased use of rate floors on variable-rate loans and the extent to which these floors exceed the indexed rate in the current low rate environment. Additional information on variable-rate loans and loans with rate floors is included in the following section on “Net Interest Income (TE).” The simulation assuming a 100 basis point decrease from current rates was suspended at both December 31, 2009 and December 31, 2008 in light of the historically low rate environment. The results of the December 31, 2008 simulation reflect adjustments to the underlying model in light of the unusually low rate environment and they differ from those previously disclosed.
          The actual impact that changes in interest rates have on net interest income will depend on a number of factors. These factors include Whitney’s ability to achieve any expected growth in earning assets and to maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of the repricing of assets and liabilities, the magnitude of interest rate changes and corresponding movement in interest rate spreads, and the level of success of asset/liability management strategies that are implemented.
          Changes in interest rates affect the fair values of financial instruments. The earlier section entitled “Investment Securities” and Notes 5 and 19 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K contain information regarding fair values.
          The Company has made minimal use of derivative financial instruments as part of its asset/liability and liquidity management processes, but management continues to evaluate whether to make additional use of these instruments. During 2009, the Bank began offering interest rate swap agreements to commercial banking customers seeking to manage their interest rate risk. For each customer swap agreement, the Bank has entered into an offsetting agreement with an unrelated financial institution.

RESULTS OF OPERATIONS
NET INTEREST INCOME (TE)
          Whitney’s net interest income (TE) decreased $12.5 million, or 3%, in 2009 compared to 2008. Average earning assets were 7%, or $745 million, higher in 2009, largely reflecting the Parish acquisition in late 2008, while the net interest margin (TE) contracted 43 basis points to 4.12%. The net interest margin is net interest income (TE) as a percent of average earning assets. Tables 19 and 20 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE). The loan totals in Table 19 include loans held for sale.
          The overall yield on earning assets decreased 92 basis points to 4.82% in 2009. This decline resulted mainly from a steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio compared to 2008. There was a small favorable shift in the earning asset mix between these periods. The yield (TE) on the largely fixed-rate investment portfolio declined 39 basis points between 2008 and 2009.
          Loan yields (TE) for 2009 declined 103 basis points compared to 2008. The rates on approximately 28%, or $2.4 billion, of the loan portfolio at year-end 2009 vary based on LIBOR benchmarks, with another 28% tied to prime. These percentages are consistent with those at year-end 2008. The Bank has increased the use of rate floors on its loan products which has helped limit the impact of declining benchmark rates on loan yields. At the end of 2009, approximately 59% of the outstanding balance of its LIBOR/prime-based loans was subject to rate floors compared to 36% at the end of 2008.
          The disruption in credit markets in the latter part of 2008 was reflected in wider than normal spreads for LIBOR rates, which benefited Whitney’s net interest income and margin for the fourth quarter of 2008 and parts of the third quarter. Management estimates that the wider than normal LIBOR spreads added 30 basis points to the net interest margin for the fourth quarter of 2008 and 10 basis points to 2008’s annual margin.
          The higher level of nonaccruing loans in 2009 has also reduced net interest income and lowered the effective asset yield. Nonaccruing loans reduced Whitney’s net interest margin by approximately 20 basis points for 2009, which was 10 basis points more than the estimated impact on the margin for 2008.
          The cost of funds decreased 49 basis points from 2008 to .70% in 2009. The decline reflected mainly the impact of the sustained low rate environment on both deposit and short-term borrowing rates. The overall cost of interest-bearing deposits was down 58 basis points between 2008 and 2009, with the cost of the more rate sensitive time deposits down 98 basis points. Short-term borrowing costs decreased 132 basis points over this same period. Noninterest-bearing demand deposits funded a favorable 29% of average earning assets in 2009 and 28% in 2008, although the benefit to the net interest margin was somewhat muted by the lower rate environment in the current period. The percentage of funding from all noninterest-bearing sources increased to 34% compared to 31% in 2008.

TABLE 19. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a) YIELDS AND RATES

	Year Ended			Year Ended			Year Ended
(dollars in thousands)	December 31, 2009			December 31, 2008			December 31, 2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$8,812,986	$436,158	4.95%	$8,080,658	$483,372	5.98%	$7,364,777	$556,170	7.55%

Mortgage-backed securities	1,583,532	68,571	4.33	1,477,998	70,798	4.79	1,236,977	58,625	4.74
U.S. agency securities	104,010	4,487	4.31	171,455	7,063	4.12	312,950	12,936	4.13
U.S. Treasury securities	—	—	—	507	18	3.65	22,744	1,111	4.88
Obligations of states and political subdivisions (TE)	198,319	11,823	5.96	268,596	15,843	5.90	285,388	16,964	5.94
Other securities	60,380	2,332	3.86	48,819	2,036	4.18	35,807	2,133	5.96

Total investment securities	1,946,241	87,213	4.48	1,967,375	95,758	4.87	1,893,866	91,769	4.85

Federal funds sold and short-term investments	108,234	610	.56	74,587	1,753	2.35	377,943	19,243	5.09

Total earning assets	10,867,461	$523,981	4.82%	10,122,620	$580,883	5.74%	9,636,586	$667,182	6.92%

NONEARNING ASSETS
Other assets	1,304,145			1,067,233			954,840
Allowance for loan losses	(216,010)			(109,511)			(79,004)

Total assets	$11,955,596			$11,080,342			$10,512,422

LIABILITES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,163,820	$4,266	.37%	$1,068,468	$6,523	.61%	$1,034,811	$12,074	1.17%
Money market deposits	1,659,663	15,527	.94	1,220,312	13,741	1.13	1,222,341	35,454	2.90
Savings deposits	883,803	1,395	.16	917,531	3,926	.43	920,028	8,879	.97
Other time deposits	844,236	16,693	1.98	774,512	24,222	3.13	829,264	31,736	3.83
Time deposits $100,000 and over	1,419,669	25,464	1.79	1,602,111	43,184	2.70	1,682,981	74,857	4.45

Total interest-bearing deposits	5,971,191	63,345	1.06	5,582,934	91,596	1.64	5,689,425	163,000	2.86

Short-term and other borrowings	991,958	2,531	.26	1,197,869	18,974	1.58	641,758	25,055	3.90
Long-term debt	195,571	9,990	5.11	160,880	9,651	6.00	136,459	8,259	6.05

Total interest-bearing liabilities	7,158,720	$75,866	1.06%	6,941,683	$120,221	1.73%	6,467,642	$196,314	3.04%

NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	3,134,811			2,786,003			2,708,353
Other liabilities	119,772			127,479			126,504
Shareholders’ equity	1,542,293			1,225,177			1,209,923

Total liabilities and shareholders’ equity	$11,955,596			$11,080,342			$10,512,422

Net interest income and margin (TE)		$448,115	4.12%		$460,662	4.55%		$470,868	4.89%
Net earning assets and spread	$3,708,741		3.76%	$3,180,937		4.01%	$3,168,944		3.88%
Interest cost of funding earning assets			.70%			1.19%			2.03%

(a)	Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.

(b)	Includes loans held for sale.

(c)	Average balance includes nonaccruing loans of $383,555 in 2009, $173,741 in 2008 and $66,051 in 2007.

TABLE 20. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)

	Year Ended December 31,			Year Ended December 31,
	2009 Compared to 2008			2008 Compared to 2007
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)

INTEREST INCOME (TE)
Loans (TE)	$41,203	$(88,417)	$(47,214)	$50,481	$(123,279)	$(72,798)

Mortgage-backed securities	4,848	(7,075)	(2,227)	11,539	634	12,173
U.S. agency securities	(2,896)	320	(2,576)	(5,829)	(44)	(5,873)
U.S. Treasury securities	(9)	(9)	(18)	(854)	(239)	(1,093)
Obligations of states and politica subdivisions (TE)	(4,188)	168	(4,020)	(991)	(130)	(1,121)
Other securities	455	(159)	296	648	(745)	(97)

Total investment securities	(1,790)	(6,755)	(8,545)	4,513	(524)	3,989

Federal funds sold and short-term investments	567	(1,710)	(1,143)	(10,468)	(7,022)	(17,490)

Total interest income (TE)	39,980	(96,882)	(56,902)	44,526	(130,825)	(86,299)

INTEREST EXPENSE
NOW account deposits	540	(2,797)	(2,257)	381	(5,932)	(5,551)
Money market deposits	4,378	(2,592)	1,786	(59)	(21,654)	(21,713)
Savings deposits	(139)	(2,392)	(2,531)	(24)	(4,929)	(4,953)
Other time deposits	2,023	(9,552)	(7,529)	(1,994)	(5,520)	(7,514)
Time deposits $100,000 and over	(4,500)	(13,220)	(17,720)	(3,443)	(28,230)	(31,673)

Total interest-bearing deposits	2,302	(30,553)	(28,251)	(5,139)	(66,265)	(71,404)

Short-term borrowings	(2,796)	(13,647)	(16,443)	14,058	(20,139)	(6,081)
Long-term debt	1,898	(1,559)	339	1,466	(74)	1,392

Total interest expense	1,404	(45,759)	(44,355)	10,385	(86,478)	(76,093)

Change in net interest income (TE)	$38,576	$(51,123)	$(12,547)	$34,141	$(44,347)	$(10,206)

(a)	Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.

(b)	The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

          There are several factors that will challenge Whitney’s ability to increase net interest income and expand the net interest margin in the near future. Continued weak loan demand will make it difficult to grow earning assets and maintain the proportion of loans in the earning asset mix. The rates on many variable-rate loans with rate floors currently exceed the underlying indexed market rates. This will limit the benefit to Whitney’s loan yields from any rise in market rates as the economy recovers. Whitney continues to manage its deposit rates and funding mix to maintain a favorable net interest margin, but the ability to further reduce funding costs has become limited after the sustained period of low market rates.
          Net interest income (TE) decreased $10.2 million, or 2%, in 2008 compared to 2007. Average earning assets were 5%, or $486 million, higher in 2008, while the net interest margin (TE) contracted 34 basis points to 4.55%.
          The overall yield on earning assets decreased 118 basis points to 5.74% in 2008, again mainly from a steep reduction in benchmark rates for variable-rate loans. The higher level of nonaccruing loans in 2008 lowered the effective yield by approximately 10 basis points, but this was offset by the impact of the wider than normal LIBOR spreads discussed earlier. Loan yields (TE) for 2008 declined 157 basis points compared to 2007. There was a favorable shift in the earning asset mix between these periods, with loans comprising 80% of average earning assets for 2008 compared to 76% in 2007. The yield (TE) on the fixed-rate investment portfolio was stable between 2007 and 2008.
          The overall cost of funds decreased 84 basis points from 2007 to 2008. Noninterest-bearing demand deposits funded 28% of average earning assets in both 2008 and 2007, and the percentage of funding from all noninterest-bearing sources was 31% in 2008 compared to 33% in 2007. Rates on interest-bearing deposits and short-term borrowings during 2008 were down sharply from 2007, consistent with general market rate movements that were driven by the slowing economy and the trend toward liquidity and safety by investors and savers. The reduction in funding costs from declining rates was partially offset by the impact of a shift between these years toward higher-cost sources, which includes time deposits and borrowings. This shift mainly reflected the increased use of short-term borrowings to support earning asset growth.
PROVISION FOR CREDIT LOSSES
          Whitney increased its provision for credit losses to $259 million in 2009 compared to $134 million in 2008. Provisions related to impaired loans accounted for approximately half of the total provision for credit losses in 2009. More than $100 million of the impaired loan provisions came from Whitney’s Florida and Alabama markets and reflected in large part the continued decline in the value of underlying real estate collateral. The remainder of the provision for credit losses for 2009 was related to the increase in total criticized loans, the impact of elevated charge-off levels on historical loss factors, smaller consumer charge-offs and qualitative adjustments.
          Net loan charge-offs were $195 million, or 2.22%, of average loans in 2009, compared to $71.3 million, or .88% of average loans, in 2008. Florida loans generated approximately $140 million of the $204 million of gross charge-offs for 2009. The gross charge-offs were heavily concentrated in residential-related real estate loans.
          The provision for loan losses exceeded net charge-offs by $62.6 million during 2009, which increased the allowance for loan losses to 2.66% of total loans at December 31, 2009 from 1.77% at December 31, 2008.
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

NONINTEREST INCOME
          Table 21 shows the components of noninterest income for each year in the three-year period ended December 31, 2009, along with the percent changes between years for each component. In 2008, Whitney recognized a $2.3 million gain from the mandatory redemption of a portion of its Visa shares in connection with Visa’s restructuring and initial public offering. The 2007 noninterest income total included a $31.3 million gain recognized on the settlement of insurance claims arising from hurricanes that struck portions of Whitney’s market area in 2005. Excluding these unusual gains and income associated with foreclosed assets and surplus property, noninterest income grew 15%, or $15.4 million, in 2009 and 11%, or $10.1 million, in 2008. Parish’s operations contributed approximately $8.0 million to the increase for 2009.
TABLE 21. NONINTEREST INCOME

(dollars in thousands)	2009	%change	2008	%change		2007

Service charges on deposit accounts	$37,699	11%	$34,050	11%		$30,676
Bank card fees	19,886	13	17,670	7		16,487
Trust service fees	11,984	(7)	12,948	—		12,969
Secondary mortgage market operations	9,406	92	4,899	—		4,915
Investment services income	6,129	2	6,035	3		5,836
Credit-related fees	6,304	6	5,921	9		5,417
ATM fees	5,657	(1)	5,693	6		5,374
Other fees and charges	5,543	20	4,628	(4)		4,818
Earnings from bank-owned life insurance program	7,207	84	3,908	(a	)	—
Other operating income	5,754	(18)	6,979	(80)		35,181
Net gain on sales and other
revenue from foreclosed assets	2,036	(a )	4,302	(a	)	5,109
Net gain (loss) on disposals of surplus property	2,011	(a )	72	(a	)	(100)
Securities transactions	334	(a )	67	(a	)	(1)

Total noninterest income	$119,950	12%	$107,172	(15)%		$126,681

(a)	Percentage change not meaningful.
          Reduced overall economic activity and conservative behavior by Whitney’s customers in response to economic uncertainty limited the opportunity for growth in certain income categories in 2009, including deposit service charges and bank card fees. The Company is monitoring recent legislative proposals that would impose limits on certain deposit and other transaction fees and potentially reduce the Bank’s fee income.
          Income from service charges on deposit accounts increased 11%, or $3.6 million, in 2009 on higher commercial account fees and the impact of Parish. This followed an 11%, or $3.4 million, increase between 2008 and 2007 also on higher commercial account fees. Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services such as processing return items or wire transfers, and other revenue associated with deposit accounts such as commissions on check sales.
          The fees charged on a large number of Whitney’s commercial accounts are based on an analysis of account activity, and these customers are allowed to offset accumulated charges with an earnings credit based on balances maintained in the account. The growth in commercial fees in each period was driven in large part by a reduction in the earnings credit allowance in the low market rate environment, although the impact was muted by higher account balances maintained in 2009.
          Personal account service charges have been relatively stable, with aggressive competition holding down the pricing for fees charged to service these deposit accounts.

          Charges earned on specific transactions and services in 2009 increased 4%, or $.7 million, compared to 2008. Charges had decreased 3%, or $.6 million, in 2008 compared to 2007. Without Parish’s contribution, there would have been a decrease of over $1.0 million in 2009 reflecting in part the conservative customer behavior discussed above. Broad trends in how customers execute transactions have also been reducing charging opportunities in recent years. The main component of this income category is fees earned on items returned for insufficient funds and for overdrafts.
          Fee income generated by Whitney’s secondary mortgage market operations grew $4.5 million in 2009, nearly double the level in 2008. This fee income category was stable between 2008 and 2007. The low interest rate environment prompted increased refinancing activity in 2009 and results for the year also benefited from the addition of Parish’s mortgage operations. Relatively broad weakness in the overall housing market was apparent in the latter part of 2007 and continued throughout 2008 and into 2009. The market improved as 2009 progressed, but it is unclear if continued improvement will generate loan production sufficient to offset an anticipated decrease in refinancing activity. Whitney has positioned resources in those parts of its market area with the best potential for loan production.
          The Parish acquisition also benefited bank card fees, although most of the increase in this income category in 2009 reflected a change in the reporting of certain transactions by a new processor, with the offset in the ATM fees category. Excluding the impact of this change in 2009, bank card fees increased 4%, or $.8 million, in 2009 and 7%, or $1.1 million, in 2008. This income category includes fees from activity on Bank-issued debit and credit cards as well as from merchant processing services.
          Trust service fees declined 7%, or $1.0 million, in 2009 and were essentially unchanged between 2008 and 2007 under difficult financial market conditions. Whitney has positioned relationship officers to attract and service trust and wealth management customers across its market area.
          Whitney implemented a bank-owned life insurance program in May 2008. Earnings on the $150 million used to purchase policies under this program increased $3.3 million in 2009 compared to 2008.
          In the latter part of 2009, the Bank began offering interest rate swap agreements to commercial banking customers seeking to manage their interest rate risk. Income related to this service added $.5 million to other operating income in 2009. The Visa share redemption gain and the insurance settlement gain mentioned above are included in the totals for other operating income for 2008 and 2007, respectively.
          The net gain on sales and other revenue from foreclosed assets includes income from grandfathered assets carried at a nominal value. Such income totaled $1.9 million in 2009, $3.8 million in 2008 and $4.3 million in 2007, with the fluctuations mainly reflecting opportunities for asset sales.

NONINTEREST EXPENSE
          Table 22 shows the components of noninterest expense for each year in the three-year period ended December 31, 2009, along with the percent changes between years for each component. Noninterest expense increased 19%, or $65.3 million, in 2009, following an increase of 1%, or $2.0 million, from 2007 to 2008. Incremental operating costs associated with acquired operations, including the amortization of acquired intangibles, totaled approximately $23.8 million in 2009 and $7.9 million in 2008. Loan collection costs, including legal services, and foreclosed asset expenses and provisions for valuation losses totaled approximately $28 million for 2009, up approximately $21 million from 2008. The expense for deposit insurance and other regulatory fees was up approximately $19 million compared to 2008, reflecting mainly steps taken by the FDIC to maintain the integrity of the deposit insurance fund as it absorbs recent bank failures.
TABLE 22. NONINTEREST EXPENSE

(dollars in thousands)	2009	%change	2008	%change	2007

Employee compensation	$158,116	5%	$150,614	(6)%	$159,850
Employee benefits	43,223	32	32,808	(3)	33,694

Total personnel	201,339	10	183,422	(5)	193,544
Net occupancy	38,810	8	35,906	7	33,568
Equipment and data processing	25,770	3	25,035	9	22,886
Legal and other professional services	19,556	44	13,612	28	10,652
Deposit insurance and regulatory fees	24,260	352	5,373	118	2,462
Telecommunication and postage	12,288	11	11,118	(10)	12,420
Corporate value and franchise taxes	8,684	(7)	9,312	(3)	9,571
Amortization of intangibles	8,767	13	7,785	(28)	10,879
Security and other outsourced services	17,094	8	15,758	—	15,735
Bank card processing services	5,019	16	4,319	8	4,008
Advertising and promotion	4,167	(14)	4,824	2	4,740
Operating supplies	4,136	(2)	4,223	3	4,120
Provision for valuation losses on foreclosed assets	11,660	825	1,260	916	124
Nonlegal loan collection and other foreclosed asset costs	8,418	212	2,696	438	501
Miscellaneous operating losses	3,116	(41)	5,269	27	4,140
Other operating expense	23,310	10	21,182	7	19,758

Total noninterest expense	$416,394	19%	$351,094	1%	$349,108

          Employee compensation increased 5%, or $7.5 million, in 2009, after decreasing 6%, or $9.2 million, in 2008. Employee compensation includes base pay and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans.
          Compensation other than that earned under management incentive plans increased 9%, or $12.4 million, in 2009, with approximately $7.7 million of the total increase related to the staff of acquired operations. This followed an increase of 3%, or $4.0 million, from 2007 to 2008, when acquired operations contributed approximately $2.1 million to the total change. The increase in 2009 compensation unrelated to acquisitions of $4.7 million reflected normal salary adjustments and higher sales-based incentive-program compensation related mainly to secondary mortgage operations. The average full-time equivalent staff level was down slightly between 2009 and 2008, excluding the impact of acquired staff. The compensation added for normal salary adjustments in 2008 was partly offset by the favorable impact of a 2% reduction in the average full-time equivalent staff level compared to 2007, excluding the acquired staff. Sales-based incentive-program compensation increased only slightly in 2008, consistent with the level of growth in fee-based income categories discussed earlier.

          Compensation expense associated with management incentive programs decreased by $4.9 million in 2009 and $13.3 million in 2008, largely as a result of tightened performance criteria coupled with the current difficult operating environment. No bonus was earned under the cash bonus incentive program for 2009 or 2008. Reduced share-based compensation has reflected in part the lower estimated cost of more recent awards relative to the cost of prior awards that vested in 2009 and 2008. Share-based incentives currently include restricted stock units, both performance-based and tenure-based, and stock options. See Notes 2 and 16 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K for more information on share-based compensation.
          Employee benefits expense increased 32%, or $10.4 million, in 2009, following a decrease of 3%, or $.9 million, in 2008. The major components of employee benefits expense, in addition to payroll taxes, are the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan and the cost of providing health benefits for active and retired employees.
          The increase in employee benefits expense in 2009 was driven mainly by the cost of providing pension benefits. The addition of the Parish staff added approximately $1.3 million to benefits expense for 2009.
          The performance of the pension trust fund for 2008 was substantially below the long-term expected rate of return, reflecting conditions in the equity and corporate debt markets. This level of fund performance contributed to an increase of $3.1 million in the actuarially determined periodic expense for the defined-benefit pension plan in 2009. As described more fully in Note 15 to the consolidated financial statements, Whitney amended its qualified defined-benefit pension plan in late 2008 to limit future eligibility and to freeze benefit accruals for certain current participants. At the same time, the employee savings plan was amended to authorize the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are ineligible to participate in the qualified defined-benefit plan or subject to the freeze in benefit accruals. The discretionary profit sharing contribution added $2.6 million to 2009 expense.
          Net occupancy expense increased 8%, or $2.9 million, in 2009, following a 7%, or $2.3 million, increase in 2008 compared to 2007. The incremental impact of acquired operations totaled approximately $2.1 million in 2009 and $.6 million in 2008. Increased expenses related to de novo branch expansion and higher energy costs drove most of the remaining increase for 2008.
          Equipment and data processing expense increased 3%, or $.7 million, in 2009. The incremental costs for acquired operations totaled approximately $1.2 million in 2009. Costs added in 2009 related to the initiative to replace the core data processing system, the opening of a new operations center and various new and enhanced applications, were offset by savings achieved on certain major contract renewals and the elimination of some costs associated with the Bank’s response to operational difficulties encountered in the aftermath the major hurricanes in 2005. Equipment and data processing expense in 2008 was up 9% over 2007, driven in large part by the cost of new customer-oriented applications associated with strategic initiatives and by branch expansion. Acquired operations contributed $.4 million to the 2008 increase.
          The total expense for professional services, both legal and other services, increased $5.9 million in 2009 and $3.0 million in 2008. Legal expense increased $4.9 million to a total of $9.7 million in 2009 and was up $1.7 million in 2008. Each increase came mainly from higher costs associated with problem loan collection efforts. The legal expense category also includes the cost of services for general corporate matters. The expense for nonlegal professional services was up $1.1 million in 2009, following a $1.3 million increase in 2008 compared to 2007. The 2009 expense total included consulting costs related to the initiative to replace core data processing systems, the set-up of the new operations center and an internal stress test of Whitney’s capital adequacy under various credit loss scenarios. Consultants have also been engaged over the past three years to assist in strategic planning, the upgrade of major customer interface tools, the development and implementation of product enhancements and process improvements, and regulatory compliance efforts. Both 2008 and 2007 included approximately $1.0 million for assistance integrating the systems of acquired operations.

          Other costs associated with problem loan collections and foreclosed assets increased $16.1 million in 2009, including a $10.4 million additional provision to increase the valuation allowance on foreclosed property. These costs were up $3.3 million in 2008 compared to 2007. Expenses associated with problem loan collections and foreclosed assets are expected to remain elevated in the near term.
          The $1.3 million reduction in telecommunications and postage expense in 2008 mainly reflected the elimination of some redundant communication services used during an upgrade project in 2007. This was part of the overall efforts to improve operational resiliency in the event of a natural disaster.
          Amortization of intangibles is associated mainly with the value of deposit relationships acquired in bank and branch acquisitions. Amortization expense of $5.2 million is scheduled for 2010. Note 3 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K reviews recently completed acquisitions and Note 10 presents additional information on intangible assets subject to amortization.
          The expense for deposit insurance and other regulatory fees in 2009 was up $18.9 million compared to 2008. Recent bank failures and economic conditions have put pressure on deposit insurance reserve ratios and led the FDIC to introduce a higher rate structure in 2009. Whitney also elected to participate in the FDIC’s Temporary Liquidity Guarantee Program that provides for full deposit insurance coverage for specified deposit categories. This program began October 14, 2008 and is scheduled to end June 30, 2010, with increased premiums beginning in 2010. During 2009, the FDIC also imposed an industry-wide emergency special assessment at 5 basis points of the insured institution’s total assets less Tier 1 regulatory capital. Whitney’s assessment totaled $5.5 million. The FDIC will increase regular assessment rates in the future as needed to maintain the integrity of the deposit insurance fund. The $2.9 million increase in deposit insurance and other regulatory fees in 2008 reflected mainly the availability of a one-time credit to offset deposit insurance assessments imposed under a rate structure that was adopted by the FDIC for 2007. The one-time credit fully offset the Bank’s 2007 assessment as well as $1.6 million of the Bank’s $4.4 million assessment for 2008.
          Miscellaneous operating losses included uninsured casualty losses and certain expenses associated with tropical storms that struck parts of the Company’s market area totaling approximately $2.1 million in 2008 and $1.0 million in 2007. Whitney also took charges of $.3 million in 2009 and $1.9 million in 2008 related to the planned closure of branch facilities. In 2007, the Company recorded a charge of $1.0 million to establish a liability with respect to an indemnification agreement with Visa. As discussed in Note 20 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K, this liability was reversed in 2008.

INCOME TAXES
          The Company provided for income tax expense or benefit at an effective rate of 44.5% in 2009, 24.6% in 2008 and 33.0% in 2007. Whitney’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt interest income and the availability of tax credits. Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The main source of tax credits has been investments in affordable housing projects and, beginning in 2008, in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone. Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the tax expense rate in profitable periods. The impact on the effective rate becomes more pronounced as the pre-tax income or loss becomes smaller, leading to lower expense rates and higher tax benefit rates. Table 23 reconciles reported income tax expense to that computed at the statutory federal tax rate for each year in the three-year period ended December 31, 2009.
TABLE 23. INCOME TAXES

(in thousands)	2009	2008	2007

Income tax expense (benefit) at 35% of pre-tax income	$(39,204)	$27,203	$78,877
Increase (decrease) resulting from
Tax exempt income	(5,399)	(4,411)	(3,432)
Tax credits	(4,868)	(4,358)	(2,785)
State income tax and miscellaneous items	(395)	704	1,650

Income tax expense (benefit) reported	$(49,866)	$19,138	$74,310

          Louisiana-sourced income of commercial banks is not subject to state income taxes. Rather, a bank in Louisiana pays a tax based on the value of its capital stock in lieu of income and franchise taxes, and this tax is allocated to parishes in which the bank maintains branches. Whitney’s corporate value tax is included in noninterest expense. This expense will fluctuate in part based on the growth in the Bank’s equity and earnings and in part based on market valuation trends for the banking industry.
FOURTH QUARTER RESULTS
          Whitney reported net income of $318,000 for the fourth quarter of 2009 compared to a net loss of $30.0 million for the third quarter of 2009. Including dividends on preferred stock, the loss to common shareholders was $3.75 million, or $.04 per diluted common share, for the fourth quarter of 2009 compared to a loss of $34.1 million, or $.50 per diluted share, for the third quarter of 2009. The Company earned $8.2 million, or $.12 per diluted common share, for the fourth quarter of 2008.
          The following discussion highlights factors impacting recent trends in Whitney’s operating results:
•	Net interest income (TE) for the fourth quarter of 2009 increased 1.3%, or $1.4 million, compared to the third quarter of 2009. Although average earning assets were down slightly between these periods, the net interest margin (TE) improved 9 basis points to 4.20%, reflecting mainly a further reduction in the cost of funds. Funding costs benefited from the maturity or renewal in the current low interest rate environment of higher-cost certificates of deposit from a 2008 campaign as well as rate reductions on deposits from a special money market campaign earlier in 2009.

•	Whitney provided $39.5 million for credit losses in the fourth quarter of 2009, down 51%, or $41 million, from the $80.5 million provision in the third quarter of 2009. Provisions related to impaired loans accounted for 75%, or almost $30 million, of the quarter’s total provision for credit losses, with almost $26 million from the Florida and Alabama markets. These provisions reflect in part the continued decline in the value of real estate collateral. The remainder of the quarter’s provision for credit losses was related mainly to residential mortgage and consumer charge-offs. Total criticized loans declined $124 million during the fourth quarter from its peak of $1.18 billion in the third quarter of 2009. Criticized loans in Louisiana, Florida and Texas declined $52 million, $39 million and $33 million, respectively. Net loan charge-offs in the fourth quarter of 2009 were $54.5 million, or 2.59%, of average loans on an annualized basis compared to $61.9 million, or 2.86%, of average loans in the third quarter of 2009. Approximately 70% of gross charge-offs came from credits in the Florida market, mainly the Tampa Bay region.

•	Noninterest income for 2009’s fourth quarter decreased less than 1%, or $.2 million, from the third quarter of 2009. Deposit service charge income in the fourth quarter of 2009 was down 3%, or $.3 million, reflecting mainly the impact of higher balances maintained in commercial accounts subject to analysis charges and earnings credits.

•	Total noninterest expense for the fourth quarter of 2009 increased less than 1%, or $.5 million, from the third quarter of 2009. Employee compensation was down $2.1 million mainly from reductions in both sales-based incentive plan compensation and share-based compensation on updated performance estimates. The cost of employee benefits increased $.9 million for the fourth quarter of 2009 related mainly to various retirement plan expense adjustments. Loan collection costs, including legal services, and foreclosed asset expenses and provisions for valuation losses totaled $8.6 million in the fourth quarter of 2009, up $1.8 million from the third quarter of 2009.
          The Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K provides selected comparative financial information for each of the four quarters in 2009 and 2008.
Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 7 of this annual report on Form 10-K and is incorporated here by reference.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2009 Quarters
(dollars in thousands, except per share data)	4th	3rd	2nd	1st

Net interest income	$111,391	$109,854	$110,572	$111,615
Net interest income (TE)	112,396	110,975	111,820	112,924
Provision for credit losses	39,500	80,500	74,000	65,000
Noninterest income	29,026	29,227	32,431	29,266
Net securities gains in noninterest income	139	195	—	—
Noninterest expense	104,143	103,596	111,807	96,848
Income tax benefit	(3,544)	(14,991)	(21,503)	(9,828)

Net income (loss)	$318	$(30,024)	$(21,301)	$(11,139)

Net loss to common shareholders	$(3,749)	$(34,091)	$(25,368)	$(15,164)

Average balances
Total assets	$11,733,149	$11,796,108	$12,140,311	$12,159,252
Earning assets	10,635,573	10,723,215	11,062,643	11,054,605
Loans	8,434,397	8,661,806	8,945,911	9,068,755
Deposits	9,017,220	9,076,350	9,212,882	9,119,000
Shareholders’ equity	1,629,312	1,485,525	1,520,609	1,533,293

Ratios
Return on average assets	.01%	(1.01)%	(.70)%	(.37)%
Return on average common equity	(1.11)	(11.36)	(8.30)	(4.96)
Net interest margin	4.20	4.11	4.05	4.13

Earnings (loss) per common share
Basic	$(.04)	$(.50)	$(.38)	$(.22)
Diluted	(.04)	(.50)	(.38)	(.22)
Cash dividends per common share	.01	.01	.01	.01
Common stock trading data
High price	$9.69	$11.27	$15.33	$16.16
Low price	7.78	7.94	8.33	8.17
End-of-period closing price	9.11	9.54	9.16	11.45
Trading volume	79,863,609	49,059,850	62,308,611	48,896,275

All prices as reported on The Nasdaq Global Select Market.

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited) (continued)

	2008 Quarters
(dollars in thousands, except per share data)	4th	3rd	2nd	1st

Net interest income	$119,540	$111,435	$111,125	$113,545
Net interest income (TE)	120,902	112,601	112,344	114,815
Provision for credit losses	45,000	40,000	35,000	14,000
Noninterest income	27,050	25,472	26,174	28,476
Net securities gains in noninterest income	—	67	—	—
Noninterest expense	92,026	89,549	85,590	83,929
Income tax expense	756	310	3,835	14,237

Net income	$8,808	$7,048	$12,874	$29,855

Net income to common shareholders	$8,220	$7,048	$12,874	$29,855

Average balances
Total assets	$11,777,922	$10,902,329	$10,838,912	$10,796,496
Earning assets	10,719,892	9,892,165	9,929,683	9,944,709
Loans	8,700,317	8,007,507	7,866,942	7,685,478
Deposits	8,646,612	8,230,249	8,220,223	8,377,141
Shareholders’ equity	1,264,714	1,192,535	1,213,461	1,229,921

Ratios
Return on average assets	.30%	.26%	.48%	1.11%
Return on average common equity	2.67	2.35	4.27	9.76
Net interest margin	4.49	4.53	4.54	4.64

Earnings per common share
Basic	$.12	$.11	$.20	$.45
Diluted	.12	.11	.20	.45
Cash dividends per common share	.20	.31	.31	.31
Common stock trading data
High price	$26.37	$33.02	$26.32	$27.49
Low price	14.14	13.96	17.85	21.12
End-of-period closing price	15.99	24.25	18.30	24.79
Trading volume	42,771,277	72,540,716	53,522,061	45,483,491

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
          Management used the framework of criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an evaluation of the effectiveness of internal control over financial reporting. Based on that evaluation, management concluded that internal control over financial reporting for the Company as of December 31, 2009 was effective.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Shareholders and Board of Directors
of Whitney Holding Corporation:
          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Whitney Holding Corporation and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/PricewaterhouseCoopers LLP
March 1, 2010

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
(dollars in thousands)	2009	2008

ASSETS
Cash and due from financial institutions	$216,347	$299,619
Federal funds sold and short-term investments	212,219	167,268
Loans held for sale	33,745	20,773
Investment securities
Securities available for sale	1,875,495	1,728,962
Securities held to maturity, fair values of $180,384 and $213,920, respectively	174,945	210,393

Total investment securities	2,050,440	1,939,355

Loans, net of unearned income	8,403,443	9,081,850
Allowance for loan losses	(223,671)	(161,109)

Net loans	8,179,772	8,920,741

Bank premises and equipment	223,142	212,501
Goodwill	435,678	435,678
Other intangible assets	14,116	22,883
Accrued interest receivable	32,841	39,799
Other assets	493,841	321,884

Total assets	$11,892,141	$12,380,501

LIABILITIES
Noninterest-bearing demand deposits	$3,301,354	$3,233,550
Interest-bearing deposits	5,848,540	6,028,044

Total deposits	9,149,894	9,261,594

Short-term borrowings	734,606	1,276,636
Long-term debt	199,707	179,236
Accrued interest payable	11,908	19,789
Accrued expenses and other liabilities	114,962	117,768

Total liabilities	10,211,077	10,855,023

SHAREHOLDERS’ EQUITY
Preferred stock, no par value
Authorized, 20,000,000 shares; issued and outstanding, 300,000 shares	294,974	293,706
Common stock, no par value
Authorized - 200,000,000 shares Issued - 96,947,377 and 67,845,159 shares, respectively	2,800	2,800
Capital surplus	617,038	397,703
Retained earnings	790,481	869,918
Accumulated other comprehensive loss	(11,532)	(25,952)
Treasury stock at cost - 500,000 shares	(12,697)	(12,697)

Total shareholders’ equity	1,681,064	1,525,478

Total liabilities and shareholders’ equity	$11,892,141	$12,380,501

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
(dollars in thousands, except per share data)	2009	2008	2007

INTEREST INCOME
Interest and fees on loans	$435,613	$483,009	$554,991
Interest and dividends on investment securities
Taxable securities	75,390	82,461	77,774
Tax-exempt securities	7,685	8,643	9,097
Interest on federal funds sold and short-term investments	610	1,753	19,243

Total interest income	519,298	575,866	661,105

INTEREST EXPENSE
Interest on deposits	63,345	91,596	163,000
Interest on short-term borrowings	2,531	18,974	25,055
Interest on long-term debt	9,990	9,651	8,259

Total interest expense	75,866	120,221	196,314

NET INTEREST INCOME	443,432	455,645	464,791
PROVISION FOR CREDIT LOSSES	259,000	134,000	17,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	184,432	321,645	447,791

NONINTEREST INCOME
Service charges on deposit accounts	37,699	34,050	30,676
Bank card fees	19,886	17,670	16,487
Trust service fees	11,984	12,948	12,969
Secondary mortgage market operations	9,406	4,899	4,915
Other noninterest income	40,641	37,538	61,635
Securities transactions	334	67	(1)

Total noninterest income	119,950	107,172	126,681

NONINTEREST EXPENSE
Employee compensation	158,116	150,614	159,850
Employee benefits	43,223	32,808	33,694

Total personnel	201,339	183,422	193,544
Net occupancy	38,810	35,906	33,568
Equipment and data processing	25,770	25,035	22,886
Legal and other professional services	19,556	13,612	10,652
Deposit insurance and regulatory fees	24,260	5,373	2,462
Telecommunication and postage	12,288	11,118	12,420
Corporate value and franchise taxes	8,684	9,312	9,571
Amortization of intangibles	8,767	7,785	10,879
Other noninterest expense	76,920	59,531	53,126

Total noninterest expense	416,394	351,094	349,108

INCOME (LOSS) BEFORE INCOME TAXES	(112,012)	77,723	225,364
INCOME TAX EXPENSE (BENEFIT)	(49,866)	19,138	74,310

NET INCOME (LOSS)	$(62,146)	$58,585	$151,054

Preferred stock dividends	16,226	588	—
-
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(78,372)	$57,997	$151,054

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(1.08)	$.89	$2.23
Diluted	(1.08)	.88	2.21
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	72,824,964	64,767,708	66,953,343
Diluted	72,824,964	65,087,861	67,476,756
CASH DIVIDENDS PER COMMON SHARE	$.04	$1.13	$1.16

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Common		Accumulated
			Stock and		Other
	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(dollars and shares in thousands, except per share data)	Stock	Shares	Surplus	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2006	$—	65,930	$346,497	$812,644	$(41,015)	$(5,164)	$1,112,962
Adjustment on adoption of FIN 48 (Note 23)	—	—	—	721	—	—	721

Adjusted balance at beginning of period	—	65,930	346,497	813,365	(41,015)	(5,164)	1,113,683

Comprehensive income:
Net income	—	—	—	151,054	—	—	151,054
Other comprehensive income:
Unrealized net holding gain on securities, net of reclassifications and tax	—	—	—	—	17,641	—	17,641
Net change in prior service cost or credit and net actuarial loss on retirement plans, net of tax	—	—	—	—	4,571	—	4,571

Total comprehensive income	—	—	—	151,054	22,212	—	173,266

Common stock dividends, $1.16 per share	—	—	—	(78,627)	—	—	(78,627)
Common stock issued in business combination	—	1,492	48,298	—	—	—	48,298
Common stock issued to dividend reinvestment plan	—	105	1,676	—	—	1,443	3,119
Employee incentive plan common stock activity	—	132	11,937	—	—	2,497	14,434
Director compensation plan common stock activity	—	62	2,658	—	—	1,415	4,073
Common stock acquired under repurchase program	—	(1,895)	—	—	—	(49,510)	(49,510)

Balance at December 31, 2007	$—	65,826	$411,066	$885,792	$(18,803)	$(49,319)	$1,228,736

Comprehensive income:
Net income	—	—	—	58,585	—	—	58,585
Other comprehensive income (loss):
Unrealized net holding gain on securities, net of reclassifications and tax	—	—	—	—	20,386	—	20,386
Net change in prior service cost or credit and net actuarial loss on retirement plans, net of tax	—	—	—	—	(27,535)	—	(27,535)

Total comprehensive income (loss)	—	—	—	58,585	(7,149)	—	51,436

Common stock dividends, $1.13 per share	—	—	—	(73,871)	—	—	(73,871)
Preferred stock dividend and discount accretion	46	—	—	(588)	—	—	(542)
Common stock issued in business combination	—	3,331	(20,277)	—	—	81,229	60,952
Common stock issued to dividend reinvestment plan	—	146	(358)	—	—	3,753	3,395
Employee incentive plan common stock activity	—	47	3,935	—	—	1,213	5,148
Director compensation plan common stock activity	—	35	(203)	—	—	911	708
Common stock acquired under repurchase program	—	(2,040)	—	—	—	(50,484)	(50,484)
Preferred stock issued, with common stock warrants	293,660	—	6,340	—	—	—	300,000

Balance at December 31, 2008	$293,706	67,345	$400,503	$869,918	$(25,952)	$(12,697)	$1,525,478

Comprehensive income (loss):
Net loss	—	—	—	(62,146)	—	—	(62,146)
Other comprehensive income:
Unrealized net holding gain on securities, net of reclassifications and tax	—	—	—	—	4,880	—	4,880
Net change in prior service cost or credit and net actuarial loss on retirement plans, net of tax	—	—	—	—	9,540	—	9,540

Total comprehensive income (loss)	—	—	—	(62,146)	14,420	—	(47,726)

Common stock dividends, $.04 per share	—	—	—	(2,981)	—	—	(2,981)
Preferred stock dividend and discount accretion	1,268	—	—	(14,310)	—	—	(13,042)
Common stock offering	—	28,750	217,917	—	—	—	217,917
Common stock issued to dividend reinvestment plan	—	50	717	—	—	—	717
Employee incentive plan common stock activity	—	258	349	—	—	—	349
Director compensation plan common stock activity	—	44	352	—	—	—	352

Balance at December 31, 2009	$294,974	96,447	$619,838	$790,481	$(11,532)	$(12,697)	$1,681,064

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(dollars in thousands)	2009	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$(62,146)	$58,585	$151,054
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	20,356	19,033	17,437
Amortization of purchased intangibles	8,767	7,785	10,879
Share-based compensation earned	5,132	8,118	14,638
Premium amortization (discount accretion) on securities, net	2,546	1,127	910
Provision for credit losses and losses on foreclosed assets	270,660	135,260	17,124
Net gains on asset dispositions, including gain on insurance settlement in 2007	(2,903)	(2,263)	(33,804)
Deferred tax expense (benefit)	(23,176)	(14,122)	3,321
Net (increase) decrease in loans originated and held for sale	(12,972)	5,125	10,391
Net (increase) decrease in interest and other income receivable and prepaid expenses	(89,104)	748	1,936
Net increase (decrease) in interest payable and accrued income taxes and expenses	(28,547)	(50,131)	20,113
Other, net	(506)	(12,619)	(2,194)

Net cash provided by operating activities	88,107	156,646	211,805

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	22,640	91,711	38,964
Proceeds from maturities of investment securities available for sale	594,666	571,303	405,472
Purchases of investment securities available for sale	(732,804)	(576,436)	(469,438)
Proceeds from maturities of investment securities held to maturity	35,331	80,829	10,241
Purchases of investment securities held to maturity	—	(5,050)	(23,309)
Net (increase) decrease in loans	428,579	(980,660)	(318,711)
Net (increase) decrease in federal funds sold and short-term investments	(44,951)	383,334	(221,628)
Purchases under bank-owned life insurance program	—	(150,000)	—
Proceeds from sales of foreclosed assets and surplus property	28,083	10,634	6,368
Proceeds from insurance settlement	—	—	30,801
Purchases of bank premises and equipment	(34,979)	(14,308)	(24,788)
Net cash paid in acquisition	—	(80,287)	(7,503)
Other, net	(22,801)	(2,936)	(2,401)

Net cash provided by (used in) investing activities	273,764	(671,866)	(575,932)

FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	533,490	253,654	(319,470)
Net increase (decrease) in time deposits	(644,626)	(221,304)	250,766
Net increase (decrease) in short-term borrowings	(542,030)	316,852	384,723
Proceeds from issuance of long-term debt	20,773	11,883	149,738
Repayment of long-term debt	(98)	(8,439)	(7,366)
Proceeds from issuance of common stock	218,634	4,279	6,932
Purchases of common stock	(1,087)	(52,588)	(52,782)
Proceeds from issuance of preferred stock, with common stock warrants	—	300,000	—
Cash dividends on common stock	(13,250)	(78,590)	(77,340)
Cash dividends on preferred stock	(13,584)	—	—
Other, net	(3,365)	(1,107)	960

Net cash provided by (used in) financing activities	(445,143)	524,640	336,161

Increase (decrease) in cash and cash equivalents	(83,272)	9,420	(27,966)
Cash and cash equivalents at beginning of period	299,619	290,199	318,165

Cash and cash equivalents at end of period	$216,347	$299,619	$290,199

Cash received during the period for:
Interest income	$522,203	$572,207	$655,073

Cash paid during the period for:
Interest expense	$84,381	$129,518	$188,419
Income taxes	1,675	38,500	60,000

Noncash investing activities:
Foreclosed assets received in settlement of loans	$59,176	$29,636	$4,776

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
     A loan is considered impaired when it is probable that all amounts will not be collected as they become due according to the contractual terms of the loan agreement. Generally, impaired loans are accounted for on a nonaccrual basis. The extent of impairment is measured as discussed below in the section entitled “Allowance for Loan Losses.”
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
     The process for determining the recorded allowance involves three key elements: (1) establishing specific allowances as needed for loans evaluated for impairment; (2) developing loss factors based on historical loss experience for nonimpaired commercial loans grouped by geography, loan product type and internal risk rating and for homogeneous groups of residential and consumer loans; and (3) determining appropriate adjustments to historical loss factors based on management’s assessment of current economic conditions and other qualitative risk factors both internal and external to the Company.
     A loan is considered impaired when it is probable that all contractual amounts will not be collected as they come due. Specific allowances are determined for impaired loans based on the present value of expected future cash flows discounted at the loan’s contractual interest rate, the fair value of the collateral if the loan is collateral dependent, or, when available, the loan’s observable market price.
     The historical loss factors for commercial loans are determined with reference to the results of migration analysis, which analyzes the charge-off experience over time for loans within each grouping. The historical loss factors for homogeneous loan groups are based on average historical charge-off information. Management adjusts historical loss factors based on its assessment of whether current conditions, both internal and external, would be adequately reflected in these factors. Internally, management must consider such matters as whether trends have been identified in the quality of underwriting and loan administration as well as in the timely identification of credit quality issues. Management also monitors shifts in portfolio concentrations and other changes in portfolio characteristics that indicate levels of risk not fully captured in the loss factors. External factors include local and national economic trends, as well as changes in the economic fundamentals of specific industries which are well-represented in Whitney’s customer base. Applying the adjusted loss factors to the corresponding loan groups yields an allowance that represents management’s best estimate of probable losses. Management has established policies and procedures to help ensure a consistent approach to this inherently judgmental process.
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
Foreclosed Assets
     Collateral acquired through foreclosure or in settlement of loans is reported with other assets in the consolidated balance sheets. With the exception of grandfathered property interests, which are assigned a nominal book value, these assets are recorded at estimated fair value less estimated selling costs. Any initial reduction in the carrying amount of a loan to the fair value of the collateral received is charged to the allowance for loan losses. Subsequent valuation adjustments for foreclosed assets are also included in current earnings, as are the revenues and expenses associated with managing these assets before they are sold.
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

Income Taxes
     The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method. Under this method, the expected tax consequences of temporary differences hat arise between the tax bases of assets or liabilities and their reported amounts in the financial statements represent either deferred tax liabilities to be settled in the future or deferred tax assets that will be realized as a reduction of future taxes payable. Currently enacted tax rates and laws are used to calculate the expected tax consequences. Valuation allowances are established against deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the assets will not be realized.
     Under accounting standards adopted by the Company on January 1, 2007, the benefit of a position taken or expected to be taken in a tax return is recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on its technical merits.
Earnings per Common Share
     The Financial Accounting Standards Board (FASB) has concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per common share using the two-class method. Whitney has awarded share-based payments that are considered participating securities under this guidance. The two-class method allocates net income applicable to common shareholders to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings. Net losses are not allocated to participating securities because the securities bear no contractual obligation to fund or otherwise share in losses. This guidance is effective for 2009 and has been applied retrospectively to earnings per share data presented for prior periods with no material impact.
     Basic earnings per common share is computed by dividing income applicable to and allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Shares outstanding are adjusted for unvested restricted shares issued to employees under the long-term incentive compensation plan and for certain shares that will be issued under the directors’ compensation plan.
     Diluted earnings per common share is computed using the weighted-average number of common shares outstanding increased by dilutive potential common shares. Potential common shares consist of employee and director stock options, unvested restricted stock units awarded to employees without dividend rights, and stock warrants issued to Treasury in December 2008. Performance-based restricted stock units reflect expected performance factors. The number of potential common shares included in the diluted earnings per share calculation is determined using the treasury stock method. Potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.
Statements of Cash Flows
     The Company considers only cash on hand, cash items in process of collection and balances due from financial institutions as cash and cash equivalents for purposes of the consolidated statements of cash flows.
Operating Segment Disclosures
     Accounting standards have been established for reporting information about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. Consistent with its stated strategy that is focused on providing a consistent package of community banking products and services throughout a coherent market area, Whitney has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

Other
     Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the consolidated balance sheets. Generally, certain minor sources of income are recorded on a cash basis, which does not differ materially from the accrual basis.
Accounting Standard Developments
     In August 2009, the FASB updated its guidance on fair value measurements and disclosure. The updated guidance clarifies how to measure the fair value of a liability when a quoted price in an active market for the identical liability is not available, but does not introduce new fair value measurement principles. The new guidance did not have a material impact on the Company’s fair value disclosures.
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
     Also in June 2009, the FASB issued amended guidance on accounting for variable interest entities (VIEs). This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE. The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities. The new guidance is effective for Whitney’s 2010 fiscal year. The adoption of this new guidance is not expected to materially impact the Company’s financial condition or results of operations.
     In April 2009, the FASB established a new method of recognizing and reporting other-than-temporary impairments of debt securities and expanded and increased the frequency of related disclosures. Given the current composition of Whitney’s portfolio of debt securities, application of this new guidance did not materially impact the Company’s financial condition or results of operations.

NOTE 3
MERGERS AND ACQUISITIONS
     In November 2008, Whitney completed its acquisition of Parish National Corporation (Parish), the parent of Parish National Bank. Parish National Bank operated 16 banking centers, primarily on the north shore of Lake Pontchartrain and other parts of the metropolitan New Orleans area, and had $771 million in total assets, including a loan portfolio of $606 million, and $636 million in deposits at the acquisition date. The transaction was valued at approximately $158 million, with approximately $97 million paid to Parish’s shareholders in cash and the remainder in Whitney stock totaling approximately 3.33 million shares. Applying purchase accounting to this transaction, the Company recorded goodwill of $104 million and a $13 million intangible asset for the estimated value of deposit relationships with a weighted-average life of approximately three years.
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
NOTE 4
FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS
     The balance of federal funds sold and short-term investments included the following.

	December 31
(in thousands)	2009	2008

Federal funds sold	$11,150	$43,430
Securities purchased under resale agreements	—	100,000
Other short-term interest-bearing investments and deposits	201,069	23,838

Total	$212,219	$167,268

     Federal funds at December 31, 2009 were sold on an overnight basis. Interest-bearing deposits at December 31, 2009 include $195 million with the regional Federal Reserve Bank.

NOTE 5
INVESTMENT SECURITIES
     Summary information about securities available for sale and securities held to maturity follows. Substantially all mortgage-backed securities are backed by residential mortgage loans.

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Securities Available for Sale

December 31, 2009

Mortgage-backed securities	$1,673,136	$38,435	$2,806	$1,708,765
U. S. agency securities	100,131	2,260	—	102,391
Obligations of states and political subdivisions	6,376	293	3	6,666
Other securities	57,673	—	—	57,673

Total	$1,837,316	$40,988	$2,809	$1,875,495

December 31, 2008

Mortgage-backed securities	$1,527,632	$26,342	$1,189	$1,552,785
U. S. agency securities	100,269	5,309	—	105,578
Obligations of states and political subdivisions	7,635	223	10	7,848
Other securities	62,751	—	—	62,751

Total	$1,698,287	$31,874	$1,199	$1,728,962

Securities Held to Maturity

December 31, 2009

Obligations of states and political subdivisions	$174,945	$5,464	$25	$180,384

Total	$174,945	$5,464	$25	$180,384

December 31, 2008

Obligations of states and political subdivisions	$210,393	$4,316	$789	$213,920

Total	$210,393	$4,316	$789	$213,920

     The following summarizes securities with unrealized losses at December 31, 2009 and 2008 by the period over which the security’s fair value had been continuously less than its amortized cost as of each year end.

December 31, 2009	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses

Securities Available for Sale

Mortgage-backed securities	$504,315	$2,806	$—	$—
Obligations of states and political subdivisions	235	1	406	2

Total	$504,550	$2,807	$406	$2

Securities Held to Maturity

Obligations of states and political subdivisions	$4,279	$25	$—	$—

Total	$4,279	$25	$—	$—

December 31, 2008	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses

Securities Available for Sale

Mortgage-backed securities	$245,088	$1,170	$7,396	$19
Obligations of states and political subdivisions	1,145	9	150	1

Total	$246,233	$1,179	$7,546	$20

Securities Held to Maturity

Obligations of states and political subdivisions	$13,618	$461	$10,459	$328

Total	$13,618	$461	$10,459	$328

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
     There were minimal unrealized losses at December 31, 2009, all of which were unrelated to credit quality. In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. All impaired securities were originally purchased for continuing investment purposes, and management believes that they remain suitable for this purpose in light of current market conditions and Company strategies. At December 31, 2009, management had both the intent and ability to hold these securities until the market-based impairment is recovered. No losses for other-than-temporary impairment were recognized in any of the three years ended December 31, 2009.
     The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of December 31, 2009. Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals. The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
(in thousands)	Cost	Value

Securities Available for Sale

Within one year	$102,231	$104,493
One to five years	7,726	7,948
Five to ten years	1,050	1,116
After ten years	—	—

Debt securities with single maturities	111,007	113,557
Mortgage-backed securities	1,673,136	1,708,765
Equity securities	53,173	53,173

Total	$1,837,316	$1,875,495

Securities Held to Maturity

Within one year	$17,964	$18,157
One to five years	70,831	73,612
Five to ten years	60,267	61,882
After ten years	25,883	26,733

Total	$174,945	$180,384

     Proceeds from sales of securities available for sale were $23 million in 2009, $92 million in 2008 and $39 million in 2007. Substantially all of the proceeds in 2008 and 2007 came from the sale of portfolios acquired in business combinations. Realized gross gains and losses were insignificant.
     Securities with carrying values of $1.39 billion at December 31, 2009 and $1.69 billion at December 31, 2008 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.
NOTE 6
LOANS
     The composition of the Company’s loan portfolio follows.

	December 31
(in thousands)	2009		2008

Commercial & industrial	$3,075,340	37%	$3,436,461	38%
Owner-occupied real estate	1,079,487	13	1,013,919	11

Total commercial & industrial	4,154,827	50	4,450,380	49

Residential construction	170,415	2	275,012	3
Commercial construction, land & land development	1,366,740	16	1,612,468	18
Other commercial real estate	1,246,353	15	1,254,329	14

Total commercial real estate	2,783,508	33	3,141,809	35

Residential mortgage	1,035,110	12	1,079,270	12
Consumer	429,998	5	410,391	4

Total	$8,403,443	100%	$9,081,850	100%

     The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties carry substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility when originated. An analysis of the changes in loans to related parties during 2009 follows.

(in thousands)	2009

Beginning balance	$31,782
Additions	46,025
Repayments	(41,298)
Net decrease from changes in related parties	(700)

Ending balance	$35,809

     Outstanding unfunded commitments and letters of credit to related parties totaled $121 million and $125 million at December 31, 2009 and 2008, respectively.
NOTE 7
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
     A summary analysis of changes in the allowance for loan losses follows.

	Years Ended December 31
(in thousands)	2009	2008	2007

Allowance at beginning of year	$161,109	$87,909	$75,927
Allowance of acquired banks	—	9,971	2,791
Provision for credit losses	257,600	134,500	17,600
Loans charged off	(203,602)	(82,226)	(17,956)
Recoveries	8,564	10,955	9,547

Net charge-offs	(195,038)	(71,271)	(8,409)

Allowance at end of year	$223,671	$161,109	$87,909

     A summary analysis of changes in the reserve for losses on unfunded credit commitments follows. The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Years Ended December 31
(in thousands)	2009	2008	2007

Reserve at beginning of year	$800	$1,300	$1,900
Provision for credit losses	1,400	(500)	(600)

Reserve at end of year	$2,200	$800	$1,300

NOTE 8
IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY
     Information on loans evaluated for possible impairment loss follows.

	December 31
(in thousands)	2009	2008

Impaired loans at year end:
Requiring a loss allowance	$277,421	$218,376
Not requiring a loss allowance	67,572	54,492

Total recorded investment in impaired loans	$344,993	$272,868

Impairment loss allowance required at year end	$51,462	$39,288

Average recorded investment in impaired loans during the year	$321,094	$169,308

     The following is a summary of nonperforming loans and foreclosed assets and surplus property. All of the impaired loans summarized above are included in the nonperforming loan totals.

	December 31
(in thousands)	2009	2008

Loans accounted for on a nonaccrual basis	$414,075	$301,095
Restructured loans accruing	—	—

Total nonperforming loans	$414,075	$301,095

Foreclosed assets and surplus property	$52,630	$28,067

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

	Years Ended December 31
(in thousands)	2009	2008	2007

Contractual interest	$27,078	$15,773	$7,967
Interest recognized	1,194	903	1,345

Decrease in reported interest income	$25,884	$14,870	$6,622

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
     The revenues and direct expenses related to these grandfathered property interests that are included in the statements of income follow.

	Years Ended December 31
(in thousands)	2009	2008	2007

Revenues	$1,940	$3,898	$4,375
Direct expenses	193	230	236

NOTE 9
BANK PREMISES AND EQUIPMENT
     A summary of bank premises and equipment by asset classification follows.

	December 31
(in thousands)	2009	2008

Land	$59,412	$60,861
Buildings and improvements	227,054	220,784
Equipment and furnishings	154,955	135,455

	441,421	417,100
Accumulated depreciation	(218,279)	(204,599)

Total bank premises and equipment	$223,142	$212,501

     Provisions for depreciation and amortization included in noninterest expense were as follows.

	Years Ended December 31
(in thousands)	2009	2008	2007

Buildings and improvements	$9,626	$8,599	$8,062
Equipment and furnishings	10,730	10,434	9,375

Total depreciation and amortization expense	$20,356	$19,033	$17,437

     At December 31, 2009, the Bank was obligated under a number of noncancelable operating leases, substantially all related to premises. Certain of these leases have escalation clauses and renewal options. Total rental expense was $11.2 million in 2009, $11.0 million in 2008 and $9.8 million in 2007.
     As of December 31, 2009, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows.

(in thousands)

2010	$9,590
2011	7,704
2012	6,818
2013	6,585
2014	6,350
Later years	42,636

Total	$79,683

NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangible assets consist mainly of identifiable intangibles, such as the value of deposit relationships, and goodwill acquired in business combinations accounted for as purchases. There were no acquisitions or dispositions of intangible assets during 2009. The balance of goodwill that will not generate future tax deductions was $427 million at December 31, 2009.
     Goodwill is tested for impairment at least annually. The impairment test compares the estimated fair value of a reporting unit with its net book value. Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in the acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s common stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors. No indication of goodwill impairment was identified in the annual assessments as of September 30, 2009 and 2008. Given the current economic environment and potential for volatility in the fair value estimate, management has been updating the impairment test for goodwill quarterly throughout 2009. No indication of goodwill impairment was identified in these interim tests. For the most recent impairment test as of December 31, 2009, the discounted cash flow analysis resulted in a fair value estimate approximately 7% higher than book value. Either a 10 basis point reduction in the expected net interest margin, a .50% lower projected growth rate or a .50% higher discount rate would reduce the estimated fair value by approximately 7%.
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

     Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The Company’s only significant identifiable intangible assets reflect the value of deposit relationships, all of which have finite lives. The weighted-average remaining life of identifiable intangible assets was approximately 2.6 years at December 31, 2009.
     The carrying value of intangible assets subject to amortization was as follows, including changes during 2009.

	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value

Balance at December 31, 2008	$61,910	(39,027)	$22,883
Amortization	—	(8,767)	(8,767)
Fully-amortized assets	(21,382)	21,382	—

Balance at December 31, 2009	$40,528	(26,412)	$14,116

     Amortization of intangible assets included in noninterest expense was as follows.

	Years Ended December 31
(in thousands)	2009	2008	2007

Deposit relationships and other identifiable intangibles	$8,767	$7,785	$9,595
Unidentifiable intangibles	—	—	1,284

Total amortization	$8,767	$7,785	$10,879

     The following shows estimated amortization expense for the five succeeding years, calculated based on current amortization schedules.

(in thousands)

2010	$5,194
2011	3,389
2012	2,220
2013	1,377
2014	905

NOTE 11
DEPOSITS
     The composition of deposits was as follows.

	December 31
(in thousands)	2009	2008

Noninterest-bearing demand deposits	$3,301,354	$3,233,550
Interest-bearing deposits:
NOW account deposits	1,299,274	1,281,137
Money market deposits	1,823,548	1,306,937
Savings deposits	840,135	909,197
Other time deposits	799,142	875,999
Time deposits $100,000 and over	1,086,441	1,654,774

Total interest-bearing deposits	5,848,540	6,028,044

Total deposits	$9,149,894	$9,261,594

     Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers. Balances maintained in such products totaled $151 million and $397 million at December 31, 2009 and 2008, respectively. Most of these deposits mature on a daily basis. Scheduled maturities of all time deposits at December 31, 2009 were as follows.

(in thousands)

2010	$1,596,437
2011	247,642
2012	40,439
2013	692
2014 and thereafter	373

Total	$1,885,583

NOTE 12
SHORT-TERM BORROWINGS
     Short-term borrowings consisted of the following.

	December 31
(in thousands)	2009	2008

Securities sold under agreements to repurchase	$711,896	$780,059
Federal funds purchased	15,810	479,837
Treasury Investment Program	6,900	16,740

Total short-term borrowings	$734,606	$1,276,636

     The Bank borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to its deposit customers. Repurchase agreements generally mature daily. The Bank has the ability to exercise legal authority over the underlying securities.
     Additional information about securities sold under repurchase agreements follows.

(dollars in thousands)	2009	2008	2007

At December 31
Interest rate	.16%	.15%	3.15%
Balance	$711,896	$780,059	$771,717

Average for the year
Effective interest rate	.16%	1.31%	3.80%
Balance	$648,106	$637,164	$583,754

Maximum month-end outstanding	$732,514	$780,059	$771,717

     Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis. Additional information about federal funds purchased follows.

(dollars in thousands)	2009	2008	2007

At December 31
Interest rate	.15%	.27%	3.76%
Balance	$15,810	$479,837	$98,302

Average for the year
Effective interest rate	.26%	1.71%	4.94%
Balance	$72,385	$261,289	$48,128

Maximum month-end outstanding	$159,446	$661,076	$98,302

     From time to time, the Bank uses advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds, although no advances were outstanding at December 31, 2009 and 2008. FHLB advances are secured by a blanket lien on Bank loans secured by real estate. Additional information about FHLB advances outstanding during 2009 and 2008 follows. The Bank made no use of short-term FHLB advances during 2007.

(dollars in thousands)	2009	2008

Average for the year
Effective interest rate	.58%	2.08%
Balance	$202,192	$286,001

Maximum month-end outstanding	$500,000	$501,694

     During 2009, the Bank obtained borrowings through the Federal Reserve’s Term Auction Facility (TAF). TAF borrowings averaged $61 million with an effective interest rate of .25%, and the maximum outstanding during 2009 was $400 million. At December 31, 2009, the Bank has unused borrowing capacity with the Federal Reserve that is secured by the pledge of selected loans and investment securities.
     Under the Treasury Investment Program, temporary excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate. Repayment of these borrowed funds can be demanded at any time, and the Bank pledges securities as collateral. The maximum month-end borrowings under this program during 2009 totaled $10 million.
NOTE 13
LONG-TERM DEBT
     Long-term debt consisted of the following.

	December 31
(in thousands)	2009	2008

Subordinated notes payable	$149,810	$149,784
Subordinated debentures	17,029	17,260
Other long-term debt	32,868	12,192

Total long-term debt	$199,707	$179,236

     The Bank’s $150 million par value subordinated notes carry an interest rate of 5.875% and mature April 1, 2017. These notes qualify as capital for the calculation of the regulatory ratio of total capital to risk-weighted assets, subject to certain limitations as they approach maturity.
     In connection with bank acquisitions, the Company assumed obligations under subordinated debentures payable to unconsolidated trusts which issued trust preferred securities. The weighted-average yield was approximately 4.45% at year-end 2009. The debentures have maturities from 2031 through 2034, but they may be called with prior regulatory approval beginning at various dates from 2010 through 2011. Subject to certain adjustments, these debentures currently qualify as capital for the calculation of regulatory capital ratios.
     Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities. These borrowings mature in 2015 and 2016.

NOTE 14
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
     The more significant components of other assets and accrued expenses and other liabilities at December 31, 2009 and 2008 were as follows.

	December 31
(in thousands)	2009	2008

Other Assets

Cash surrender value of life insurance	$174,296	$166,627
Net deferred income tax asset	85,825	73,023
Prepaid expenses	77,594	8,049
Foreclosed assets and surplus property	52,630	28,067
Recoverable income taxes	32,942	3,765
Low-income housing tax credit fund investments	9,503	12,182
Miscellaneous investments, receivables and other assets	61,051	30,171

Total other assets	$493,841	$321,884

Accrued Expenses and Other Liabilities

Trade date obligations	$30,060	$—
Accrued taxes and other expenses	20,063	24,672
Dividend payable	832	11,647
Liability for pension benefits	23,170	38,747
Obligation for postretirement benefits other than pensions	19,043	18,045
Reserve for losses on unfunded credit commitments	2,200	800
Miscellaneous payables, deferred income and other liabilities	19,594	23,857

Total accrued expenses and other liabilities	$114,962	$117,768

     Life insurance policies purchased under a bank-owned life insurance program are carried at their cash surrender value, which represents the amount that could be realized as of the reporting date. Earnings on these policies are reported in noninterest income and are not taxable.
     Recent bank failures and economic conditions have put pressure on deposit insurance reserve ratios and have led the FDIC to require that insured banks prepay an estimate of their deposit insurance premiums for the years 2010 through 2012. These premiums are normally assessed and collected on a quarterly basis. The Bank’s prepayment of approximately $68 million is included in the total for prepaid expenses at December 31, 2009. This prepayment does not affect how the Bank determines and reports FDIC deposit insurance expense.
     The total for miscellaneous investments, receivables and other assets at December 31, 2009, included approximately $25 million of investments in auction rate securities (ARS), which are investment grade securities with underlying collateral of municipal securities. The ARS were purchased at par from brokerage customers to provide a source of liquidity. Disruptions in the broader credit markets led to failed auctions in the ARS market and a resulting period of illiquidity. While management believes the ARS will be redeemed at par, the actual timing of redemptions is uncertain. These investments are carried at their estimated fair values.
NOTE 15
EMPLOYEE BENEFIT PLANS
Retirement Plans
     Whitney has a noncontributory qualified defined benefit pension plan. The benefits are based on an employee’s total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment. Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. Based on currently available information, the Company anticipates making a contribution of approximately $8.5 million during 2010.

     During the fourth quarter of 2008, Whitney’s Board of Directors approved amendments to the qualified plan (a) to limit eligibility to those employees who were employed on December 31, 2008 and (b) to freeze benefit accruals for all participants other than those who were fully vested and whose age and years of benefit service combined equaled at least fifty as of December 31, 2008.
     Whitney also has an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan’s formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan supplement amounts paid from the qualified plan.
     The following table details the changes in the actuarial present value of the qualified and nonqualified pension benefit obligations and in the plans’ assets for the years ended December 31, 2009 and 2008. The table also shows the funded status of each plan at each year end and the amounts recognized in the Company’s consolidated balance sheets. Whitney uses a December 31 measurement date for all of its defined benefit retirement plans and other postretirement benefit plans.

	2009		2008
(in thousands)	Qualified	Nonqualified	Qualified	Nonqualified

Changes in benefit obligation
Benefit obligation, beginning of year	$166,909	$11,935	$158,966	$10,763
Service cost for benefits	5,721	336	8,128	251
Interest cost on benefit obligation	10,186	816	9,381	683
Plan amendments	—	—	(4,332)	—
Net actuarial loss	5,886	2,085	1,243	620
Benefits paid	(6,079)	(808)	(6,477)	(382)

Benefit obligation, end of year	182,623	14,364	166,909	11,935

Changes in plan assets
Plan assets at fair value, beginning of year	140,097	—	135,773	—
Actual return on plan assets	27,606	—	(28,531)	—
Employer contribution	12,875	808	40,000	382
Benefits paid	(6,079)	(808)	(6,477)	(382)
Plan expenses	(682)	—	(668)	—

Plan assets at fair value, end of year	173,817	—	140,097	—

Funded status and pension liability recognized	$(8,806)	$(14,364)	$(26,812)	$(11,935)

     The weighted-average assumptions used to determine the benefit obligation for both the qualified and nonqualified plans at December 31, 2009 and 2008 follow. The assumption regarding the rate of future compensation increases applied only to participants who were not subject to the benefit freeze.

	2009	2008

Discount rate	6.00%	6.00%
Rate of future compensation increases	3.58	3.58

     The accumulated benefit obligation was $163 million and $148 million, respectively, for the qualified plan at December 31, 2009 and 2008, and $13 million and $11 million, respectively, for the nonqualified plan. The calculation of the accumulated benefit obligation ignores the assumption about future compensation levels.

     Benefit payments under the qualified and nonqualified plans are expected to total $7.2 million in 2010, $7.8 million in 2011, $8.6 million in 2012, $9.3 million in 2013, $10.2 million in 2014, and $63.6 million for the next five years combined. These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2009.
     The components of net periodic pension expense were as follows for the qualified and nonqualified plans.

	2009		2008		2007

(in thousands)	Qualified	Nonqualified	Qualified	Nonqualified	Qualified	Nonqualified

Service cost for benefits in period	$5,721	$336	$8,128	$251	$7,862	$420
Interest cost on benefit obligation	10,186	816	9,381	683	8,669	577
Expected return on plan assets	(11,199)	—	(10,877)	—	(10,695)	—
Amortization of:
Net actuarial loss	5,288	224	822	257	906	284
Prior service cost (credit)	(14)	337	(93)	7	(108)	(8)

Net periodic pension expense	$9,982	$1,713	$7,361	$1,198	$6,634	$1,273

     The Company used the following weighted-average assumptions to determine the net pension expense for both the qualified and nonqualified plans for each of the three years in the period ended December 31, 2009. For 2009, the assumption regarding the rate of future compensation increases applied only to participants who were not subject to the benefit freeze.

	2009	2008	2007

Discount rate	6.00%	6.00%	5.75%
Rate of future compensation increases	3.58	3.58	3.58
Expected long-term return on plan assets	8.00	8.00	8.00

     The following table shows changes in the amounts recognized in accumulated other comprehensive income or loss during 2009 and 2008 for both the qualified and nonqualified plans.

	Net actuarial	Prior service			Total,
(in thousands)	gain (loss)	(cost) credit	Total	Tax effect	net of tax

Balance at December 31, 2007	$(27,044)	$36	$(27,008)	$9,451	$(17,557)
Changes arising during the period:
Plan amendment	4,332	—	4,332	(1,516)	2,816
Other changes	(44,097)	—	(44,097)	15,435	(28,662)
Adjustments for amounts recognized in net periodic benefit cost	1,079	(85)	994	(348)	646

Recognized in comprehensive income (loss)	(38,686)	(85)	(38,771)	13,571	(25,200)

Balance at December 31, 2008	(65,730)	(49)	(65,779)	23,022	(42,757)
Changes arising during the period:	12,018	(2,108)	9,910	(3,468)	6,442
Adjustments for amounts recognized in net periodic benefit cost	5,512	323	5,835	(2,042)	3,793

Recognized in comprehensive income (loss)	17,530	(1,785)	15,745	(5,510)	10,235

Balance at December 31, 2009	$(48,200)	$(1,834)	$(50,034)	$17,512	$(32,522)

     The Company expects to recognize $3.3 million of the net actuarial loss and $.3 million of the prior service cost included in accumulated other comprehensive loss at the end of 2009 as a component of net pension expense in 2010.

     The following table shows the percentage allocation of plan assets by investment category at December 31, 2009 and 2008, as well as the long-range average target allocation currently set by the investment manager and the target allocation ranges specified in the plan’s investment policy. The allocation to cash investments at the end of 2008 reflects the pending investment of a $30 million employer contribution made in late December 2008.

			Long-range
	Actual Allocation		Average	Policy

	2009	2008	Target	Range

Equity securities:
U. S. large cap	23%	27%
U. S. small cap	23	7
International	18	7

Total equity securities	64	41	55%	40-70%
Corporate debt securities	15	15
U. S. government and agency securities and other debt securities	18	14

Total debt securities	33	29	40	30-50
Cash investments	3	30	5	0-10

Total	100%	100%

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
     Plan assets included 39,175 shares of Whitney common stock with a value of $.4 million (.2% of plan assets) at December 31, 2009 and $.6 million (.5% of plan assets) at December 31, 2008.
     The fair value measurements of the plan’s assets at December 31, 2009 are summarized below by the level of inputs used in the fair value measurement process. The hierarchy of fair value measurements is discussed in Note 19.

	December 31, 2009
	Fair Value Measurement Using

(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities	$111,945	$—	$—	$111,945
Corporate debt securities	—	25,975	—	25,975
U. S. government and agency securities and other debt securities	—	29,829	—	29,829
Cash investments	6,068	—	—	6,068

Total investments at fair value	$118,013	$55,804	$—	$173,817

     Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees. The Company annually matches the savings of each participant up to 4% of his or her compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contributions at all times. Concurrent with the defined-benefit plan amendments in late 2008, the Board also approved amendments to the employee savings plan. These amendments authorized the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are either (a) ineligible to participate in the qualified defined-benefit plan or (b) subject to the freeze in benefit accruals under the defined-benefit plan. The discretionary profit sharing contribution for a plan year is up to 4% of the participants’ eligible compensation for such year and is allocated only to participants who are employed on the first day of the plan year and at year end. Participants must complete three years of service to become vested in the Company’s contributions, subject to earlier vesting in the case of retirement, death or disability. The expense of the Company’s matching contributions was approximately $4.1 million in 2009, $3.8 million in 2008 and $3.7 million in 2007. The discretionary contribution for 2009 was $2.6 million.
Health and Welfare Plans
     Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. All health care benefits are covered under contracts with health maintenance or preferred provider organizations or insurance contracts. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies. In 2007, Whitney amended these plans to restrict eligibility for postretirement health benefits to retirees already receiving benefits and to those active participants who were eligible to receive benefits as of December 31, 2007. The amendment also eliminated the life insurance benefit for employees who retire after December 31, 2007.
     The following table presents changes in the actuarial present value of the benefit obligation, the funded status of the plan, and the related amounts recognized and not recognized in the Company’s consolidated balance sheets.

(in thousands)	2009	2008

Changes in benefit obligation
Benefit obligation, beginning of year	$18,044	$15,196
Interest cost on benefit obligation	1,063	830
Participant contributions	434	834
Net actuarial (gain) loss	1,198	3,086
Benefits paid, net of Medicare subsidy received	(1,696)	(1,902)

Benefit obligation, end of year	19,043	18,044

Changes in plan assets
Plan assets, beginning of year	—	—
Employer contributions	1,262	1,068
Participant contributions	434	834
Benefits paid, net of Medicare subsidy received	(1,696)	(1,902)

Plan assets, end of year	—	—

Funded status and postretirement benefit liability recognized	$(19,043)	$(18,044)

     Annual benefit payments, net of Medicare subsidies, are expected to range from $1.3 million to $1.7 million over the next ten years. These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2009.

     The discount rates used to determine the present value of the postretirement benefit obligation and the net periodic expense were the same as those shown above for the defined benefit pension plan. The Company also assumed the following trends in health care costs for the actuarial calculation of the benefit obligation at December 31, 2009 and 2008.

	Pre- and Post-
	Medicare Age Cost
	2009	2008

Cost trend rate for next year	9%	9%
Ultimate rate to which the cost trend rate gradually declines	5	5
Year in which the ultimate trend rate is reached	2024	2024

     The net periodic expense recognized for postretirement benefits was immaterial in 2009, 2008 and 2007.
     The following shows changes in the amounts recognized in accumulated other comprehensive income or loss during 2009 and 2008.

	Net actuarial	Prior service			Total
(in thousands)	gain (loss)	(cost) credit	Total	Tax effect	net of tax

Balance at December 31, 2007	$(10,731)	$9,503	$(1,228)	$430	$(798)
Changes arising during the period	(3,086)	—	(3,086)	1,081	(2,005)
Adjustments for amounts recognized in net
periodic benefit cost	1,732	(2,239)	(507)	177	(330)

Recognized in comprehensive income (loss)	(1,354)	(2,239)	(3,593)	1,258	(2,335)

Balance at December 31, 2008	(12,085)	7,264	(4,821)	1,688	(3,133)
Changes arising during the period	(1,198)	—	(1,198)	419	(779)
Adjustments for amounts recognized in net
periodic benefit cost	2,367	(2,235)	132	(46)	86

Recognized in comprehensive income (loss)	1,169	(2,235)	(1,066)	373	(693)

Balance at December 31, 2009	$(10,916)	$5,029	$(5,887)	$2,061	$(3,826)

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
     The 2007 plan authorizes awards with respect to a maximum of 3,200,000 Whitney common shares. Shares subject to awards that have been settled in cash are not counted against the maximum authorization. At December 31, 2009, the Committee could make future awards with respect to 1,822,500 shares. This remaining authorization reflects a reduction for the maximum number of shares that could be issued with respect to performance-based awards under this plan until the performance measurement periods have been completed and the final performance adjustments are known. The stock issued for employee or director awards may come from unissued shares or shares held in treasury.

     The directors’ plan as originally implemented provided for an annual award of common stock and stock options to nonemployee directors. The Board of Directors subsequently amended the plan to eliminate the annual award of stock options beginning in 2009 and to reduce the aggregate number of common shares authorized to be issued to no more than 937,500. At December 31, 2009, 350,922 shares remain available for future award and issuance under the directors’ plan.
     Employees forfeit their restricted stock units if they terminate employment within three years of the award date, although they can retain a prorated number of units in the case of retirement, death, disability and, in limited circumstances, involuntary termination. During the three-year period, they cannot transfer or otherwise dispose of the units awarded. Additional restrictions apply to the units awarded to certain highly-compensated award recipients as long as the preferred stock issued to the U.S. Department of Treasury (Treasury), as discussed in Note 17, is outstanding. The performance-based restricted stock units that ultimately vest will be determined with reference to Whitney’s financial performance over a three-year period in relation to that of a designated peer group. All employee restricted stock units would vest and the restrictions on their shares would lapse upon a change in control of the Company. The directors’ stock grants are fully vested upon award.
     The following table recaps changes during 2009 in the number of shares that are expected to ultimately be issued with respect to employees’ performance-based and tenure-based restricted stock units, taking into consideration expected performance factors but not expected forfeitures.

	Tenure-based		Performance-based

		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at December 31, 2008	231,626	$22.87	798,121	$28.58
Granted	492,653	8.80	—	—
Net change on updated performance estimates	—	—	(165,143)	23.54
Vested	(1,986)	23.46	(372,647)	34.29
Actual forfeitures	(19,835)	15.34	(26,643)	26.52

Nonvested at December 31, 2009 (a)	702,458	$13.21	233,688	$23.27

(a)	Performance-based total includes 128,359 shares that could be issued with respect to awards whose performance measurement periods were not completed by December 31, 2009. The maximum shares that potentially could be issued with respect to these awards total approximately 210,587. Under certain levels of performance, no shares would be issued.
     The Company recognized compensation expense with respect to employee restricted stock units of $4.1 million in 2009, $6.9 million in 2008 and $13.3 million in 2007. The income tax benefits associated with this compensation were approximately $1.4 million, $2.4 million and $4.7 million, respectively, in 2009, 2008 and 2007. Unrecognized compensation related to restricted stock units expected to vest totaled $6.6 million at December 31, 2009. This compensation will be recognized over an expected weighted-average period of 1.9 years. The total fair value of the restricted stock units that vested during 2009 was $3.5 million, based on the closing market price of Whitney’s common stock on the vesting dates. The fair value of vested restricted stock and stock units totaled $6.6 million in 2008 and $10.4 million in 2007.
     Directors’ stock grants totaled 39,312 in 2009, 6,750 shares in 2008 and 8,100 shares in 2007. The aggregate grant date fair value of these awards was $360,000 in 2009, $124,000 in 2008 and $244,000 in 2007.

     The following table summarizes combined stock option activity under the employee and director plans.

		Weighted-
		Average
	Number	Exercise Price

Outstanding at December 31, 2006	2,817,230	$25.95
Grants	239,450	29.06
Exercises	(191,027)	21.08
Vested expirations and unvested forfeitures	(52,675)	31.40

Outstanding at December 31, 2007	2,812,978	26.44
Grants	262,437	18.69
Exercises	(55,814)	20.18
Vested expirations and unvested forfeitures	(452,313)	27.76

Outstanding at December 31, 2008	2,567,288	25.55
Grants	—	—
Exercises	—	—
Vested expirations and unvested forfeitures	(360,700)	24.28

Outstanding at December 31, 2009	2,206,588	$25.76

Exercisable at December 31, 2009	1,853,394	$26.24

     For awards during or after 2006, employees can first exercise their stock options beginning three years from the grant date, provided they are still employed. A prorated number of options can vest and become immediately exercisable upon an employee’s retirement, death or disability within this three-year period, and all options would vest upon a change in control of the Company. All employee options expire after ten years, although an earlier expiration applies in the case of retirement, death or disability. The exercise price for employee options is set at an amount not lower than the opening market price for Whitney’s stock on the grant date. Before 2006, employee stock options were awarded without the three-year service requirement, but otherwise had substantially the same terms as the options awarded during or after 2006. Directors’ stock options are immediately exercisable and expire no later than ten years from the grant date. The exercise price for directors’ options was set at the closing market price for the Company’s stock on the grant date.
     The following table presents certain additional information about stock options as of December 31, 2009. The intrinsic value of an option is the excess of the closing market price of Whitney’s common stock over its exercise price.

(dollars in thousands,		Weighted-	Weighted-	Aggregate
except per share data)		Average Years	Average	Intrinsic
Range of Exercise Prices	Number	to Expiration	Exercise Price	Value

Options Exercisable
$15.31-$18.77	300,072	2.2	$17.75
$20.52-$22.58	572,383	2.7	22.33
$28.86-$29.83	426,489	4.5	28.95
$30.10-$35.41	554,450	5.6	32.79

$15.31-$35.41	1,853,394	3.8	$26.24	$—

Options Outstanding
$15.31-$35.41	2,206,599	4.5	$25.76	$—

     The following table provides information on total cash proceeds received on option exercises, the intrinsic value of options exercised by employees and directors based on the Company’s closing stock price as of the exercise dates, and related tax benefits realized by Whitney. The tax benefit in each year was credited to capital surplus. The impact of the tax benefit was reported as a cash flow from financing activities in the consolidated statement of cash flows. The Company recognized compensation expense with respect to employee and director stock options of $.7 million in 2009, $.9 million in 2008 and $.7 million in 2007.

	Years Ended December 31
(in thousands)	2009	2008	2007

Proceeds from option exercises	$—	$884	$3,813
Intrinsic value of option exercised	—	228	1,703
Tax benefit realized	—	77	475

     The fair values of the stock options were estimated as of the grant dates using the Black-Scholes option-pricing model. The significant assumptions made in applying the option-pricing model are shown in following table. Both the volatility assumption and the weighted-average life assumption were based primarily on historical experience. No stock options were awarded in 2009.

	2008	2007

Weighted-average expected annualized volatility	24.38%	21.17%
Weighted-average option life (in years)	6.59	6.61
Expected annual dividend yield	4.00%	3.50%
Weighted-average risk-free interest rate	3.85%	4.96%

Weighted-average grant date fair value of options awarded	$3.47	$5.83

NOTE 17
SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS
Common Stock Offering
     During the fourth quarter of 2009, Whitney announced and completed an underwritten public offering of the Company’s common stock. The underwriters purchased 28.75 million shares at a public offering price of $8.00 per share. The net proceeds to the Company after deducting offering expenses and underwriting discounts and commissions totaled $218 million.
Senior Preferred Stock
     In December 2008, Whitney issued 300,000 shares of senior preferred stock to the Treasury under the Capital Purchase Program (CPP) established under the Troubled Asset Relief Program (TARP) that was created as part of the Emergency Economic Stabilization Act of 2008 (EESA). The preferred shares were issued with no par value and have a liquidation amount of $1,000 per share. Treasury also received a ten-year warrant to purchase 2,631,579 shares of Whitney common stock at an exercise price of $17.10 per share. The aggregate proceeds were $300 million, and approximately $294 million was allocated to the initial carrying value of the preferred stock and $6 million to the warrant based on their relative estimated fair values on the issue date. The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.
     Cumulative preferred stock dividends are payable quarterly at a 5% annual rate on the per share liquidation amount for the first five years and 9% thereafter. Whitney may redeem the preferred stock from the Treasury at any time without penalty, subject to the Treasury’s consultation with the Company’s primary regulatory agency.

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
     Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively. As of December 31, 2009, the Bank’s ratios exceeded these minimums. If an institution fails to maintain a well-capitalized classification, it will be subject to a series of operating restrictions that increase as the capital condition worsens.
     As a result of the current difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will implement a plan to maintain higher capital ratios with a leverage of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total capital ratio of at least 12%. As of December 31, 2009, the Bank’s regulatory capital ratios exceeded all three of these target minimums.

     The actual capital amounts and ratios for the Company and the Bank are presented in the following tables, together with the corresponding capital amounts determined using regulatory guidelines. Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes, and the Company satisfied these criteria at December 31, 2009.

(dollars in thousands)	Actual			Well-
December 31, 2009	Amount	Ratio	Minimum(a)	Capitalized(b)

Leverage (Tier 1 Capital to Average Assets):
Company	$1,242,268	11.05%	$449,830	(c	)
Bank	999,176	8.90	449,259	$561,574

Tier 1 Capital (to Risk-Weighted Assets):
Company	1,242,268	13.00	382,105	573,158
Bank	999,176	10.48	381,476	572,214

Total Capital (to Risk-Weighted Assets):
Company	1,512,800	15.84	764,211	955,263
Bank	1,269,512	13.31	762,952	953,689

December 31, 2008

Leverage (Tier 1 Capital to Average Assets):
Company	$1,118,842	9.87%	$453,301	(c	)
Bank	1,077,856	9.53	452,598	$565,747

Tier 1 Capital (to Risk-Weighted Assets):
Company	1,118,842	10.76	415,756	623,634
Bank	1,077,856	10.39	415,090	622,635

Total Capital (to Risk-Weighted Assets):
Company	1,398,945	13.46	831,512	1,039,389
Bank	1,357,751	13.08	830,180	1,037,725

(a)	Minimum capital required for capital adequacy purposes.

(b)	Capital required for well-capitalized status under regulatory framework for prompt corrective action.

(c)	Not applicable.
Regulatory Restrictions on Dividends
     At December 31, 2009, the Company had approximately $240 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes. The Company must currently obtain regulatory approval before increasing the common dividend rate above the current quarterly level of $.01 per share. Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements.
     Dividends received from the Bank have been the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred. There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company. Because of recent losses, the Bank currently has no capacity to declare dividends to the Company without prior regulatory approval.

Other Regulatory Matters
     Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations. Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral. The Bank made no loans to the Company during 2009 and 2008.
     Banks are required to maintain currency and coin or a balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits. During 2009 and 2008, the Bank covered substantially all its reserve maintenance requirement with balances of coin and currency.
NOTE 18
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES
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
     Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services. Approximately 96% of the letters of credit outstanding at December 31, 2009 were rated as having average or better credit risk under the Bank’s credit risk rating guidelines. A substantial majority of standby letters of credit outstanding at year-end 2009 have a term of one year or less.
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
     A summary of off-balance sheet financial instruments follows.

	December 31
(in thousands)	2009	2008

Loan commitments — revolving	$2,296,865	$2,474,000
Loan commitments — nonrevolving	239,313	519,695
Credit card and personal credit lines	560,116	564,385
Standby and other letters of credit	364,294	417,053

Derivative Financial Instruments
     During 2009, the Bank began offering interest rate swap agreements to commercial banking customers seeking to manage their interest rate risk. For each customer swap agreement, the Bank has entered into an offsetting agreement with an unrelated financial institution. These derivative financial instruments are carried at fair value, with changes in fair value recorded in current period earnings. At December 31, 2009, the aggregate notional amounts of both customer interest rate swap agreements and the offsetting agreements were each $30.4 million. The fair value of these derivatives and the credit risk exposure to the Bank was insignificant at December 31, 2009.
NOTE 19
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
     The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below. Securities available for sale primarily consist of U.S. government agency and agency mortgage-backed debt securities. The balances exclude nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost, which totaled $53 million at December 31, 2009 and $59 million at December 31, 2008. The Level 2 fair value measurement shown below was obtained from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable data.
     The fair value of interest rate swaps is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, such as interest rate futures, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and counterparties. Although the Company has determined that the majority of the inputs used to value derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in Level 2 of the fair value hierarchy. At December 31, 2009, the derivative fair values were insignificant. There were no derivative instruments outstanding at December 31, 2008.

	Fair Value Measurement Using
(in millions)	Level 1	Level 2	Level 3

December 31, 2009
Investment securities available for sale	$—	$1,822	$—
Derivative financial instruments	—	—	—

December 31, 2008
Investment securities available for sale	$—	$1,670	$—

     Certain assets and liabilities may be measured at fair value on a nonrecurring basis; that is, the instruments are not measured and reported at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans to the fair value of the underlying collateral in certain circumstances. The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters. As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above. The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $214 million at December 31, 2009 and $163 million at December 31, 2008. The portion of the allowance for loan losses allocated to these loans totaled $36 million at December 31, 2009 and $34 million at year-end 2008. The recorded investment in such loans was written down by $116 million during 2009 with a charge against the allowance for loan losses. The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.
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
     Deposits — The FASB’s guidance requires that deposits without a stated maturity, such as noninterest-bearing demand deposits, NOW account deposits, money market deposits and savings deposits, be assigned fair values equal to the amounts payable upon demand (carrying amounts). Deposits with a stated maturity were valued by discounting contractual cash flows using a discount rate approximating current market rates for deposits of similar remaining maturity.
     Long-term debt — The fair value of long-term debt was estimated by discounting contractual payments at current market interest rates for similar instruments.
     Derivative financial instruments — The fair value measurement for interest rate swaps was discussed earlier.
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

     The estimated fair values of the Company’s financial instruments follow.

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

ASSETS:
Cash and short-term investments	$429	$429	$467	$467
Investment securities available for sale (a)	1,822	1,822	1,670	1,670
Investment securities held to maturity	175	180	210	214
Loans held for sale	34	34	21	21
Loans, net	8,180	8,085	8,921	8,947
Derivative financial instruments	—	—	—	—
LIABILITIES:
Deposits	9,150	9,159	9,262	9,270
Short-term borrowings	735	735	1,277	1,277
Long-term debt	200	178	179	138
Derivative financial instruments	—	—	—	—

(a)	Excludes nonmarketable equity securities carried at cost.
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
Indemnification Obligation
     In October 2007, Visa completed restructuring transactions that modified the obligation of members of Visa USA, including Whitney, to indemnify Visa against pending and possible settlements of certain litigation matters. Whitney recorded a $1.0 million liability in the fourth quarter of 2007 for the estimated value of its obligations under the indemnification agreement. In the first quarter of 2008, Visa completed an initial public offering of its shares and used the proceeds to redeem a portion of Visa USA members’ equity interests and to establish an escrow account that will fund any settlement of the members’ obligations under the indemnification agreement. Whitney recognized a $2.3 million gain from the redemption proceeds and reversed the $1.0 million liability for its indemnification obligations. Visa had made additional cash contributions to the escrow account subsequent to the initial funding. Although the Company remains obligated to indemnify Visa for losses in connection with certain litigation matters whose claims exceed amounts set aside in the escrow account, Whitney’s interest in the escrow balance approximates management’s current estimate of the value of the Company’s indemnification obligation. The amount of offering proceeds and other cash contributions to the escrow account for litigation settlements will reduce the number of shares of Visa stock to which Whitney will ultimately be entitled as a result of the restructuring.

NOTE 21
OTHER NONINTEREST INCOME
     The components of other noninterest income were as follows.

	Years Ended December 31
(in thousands)	2009	2008	2007

Investment services income	$6,129	$6,035	$5,836
Credit-related fees	6,304	5,921	5,417
ATM fees	5,657	5,693	5,374
Other fees and charges	5,543	4,628	4,818
Earnings from bank-owned life insurance program	7,207	3,908	—
Other operating income	5,754	6,979	35,181
Net gains on sales and other revenue from foreclosed assets	2,036	4,302	5,109
Net gains (losses) on disposals of surplus property	2,011	72	(100)

Total	$40,641	$37,538	$61,635

     During the third quarter of 2007, Whitney reached a final settlement on insurance claims primarily arising from the hurricanes that struck portions of its market area in 2005. With this settlement, the Company recognized a gain of $31.3 million that is included in other operating income in 2007.
NOTE 22
OTHER NONINTEREST EXPENSE
     The components of other noninterest expense were as follows.

	Years Ended December 31
(in thousands)	2009	2008	2007

Security and other outsourced services	$17,094	$15,758	$15,735
Bank card processing services	5,019	4,319	4,008
Advertising and promotion	4,167	4,824	4,740
Operating supplies	4,136	4,223	4,120
Provision for valuation losses on foreclosed assets	11,660	1,260	124
Nonlegal loan collection and other foreclosed asset costs	8,418	2,696	501
Miscellaneous operating losses	3,116	5,269	4,140
Other operating expense	23,310	21,182	19,758

Total	$76,920	$59,531	$53,126

NOTE 23
INCOME TAXES
     The components of income tax expense (benefit) follow.

	Years Ended December 31
(in thousands)	2009	2008	2007

Included in net income
Current
Federal	$(26,677)	$31,314	$67,692
State	(13)	1,946	3,297

Total current	(26,690)	33,260	70,989

Deferred
Federal	(22,400)	(13,639)	3,445
State	(776)	(483)	(124)

Total deferred	(23,176)	(14,122)	3,321

Total included in net income	$(49,866)	$19,138	$74,310

Included in shareholders’ equity
Deferred tax related to the change in the net unrealized gain on securities	$2,627	$10,978	$9,497
Deferred tax related to the change in the pension and other post-retirement benefits liabilities	5,138	(14,827)	2,463
Current tax related to stock options and restricted stock and units	3,364	1,144	(998)

Total included in shareholders’ equity	$11,129	$(2,705)	$10,962

     The effective rate of the tax benefit included in the net loss for 2009 and of the tax expense included in net income for 2008 and 2007 differed from the statutory federal income tax rate because of the following factors.

	Years Ended December 31
(in percentages)	2009	2008	2007

Federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from
Tax-exempt income	4.82	(5.68)	(1.52)
Tax credits	4.35	(5.61)	(1.23)
State income tax and miscellaneous items	.35	.91	.72

Effective tax rate	44.52%	24.62%	32.97%

     Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The main source of tax credits has been investments in affordable housing projects and, beginning in 2008, in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone. Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the tax expense rate in profitable periods.
     Temporary differences arise between the tax bases of assets or liabilities and their reported amounts in the financial statements. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. The components of the net deferred income tax asset, which is included in other assets on the consolidated balance sheets, follow.

	December 31
(in thousands)	2009	2008

Deferred tax assets:
Allowance for credit losses and losses on foreclosed assets	$81,860	$56,917
Employee compensation and benefits	22,831	36,045
Unrecognized interest income	7,082	6,413
Other	9,390	8,685

Total deferred tax assets	121,163	108,060

Deferred tax liabilities:
Depreciable and amortizable assets	19,754	19,883
Net unrealized gain on securities available for sale	13,363	10,736
Gain recognized on casualty insurance settlement	—	2,273
Other	2,221	2,145

Total deferred tax liabilities	35,338	35,037

Net deferred tax asset	$85,825	$73,023

     Under accounting standards adopted by the Company on January 1, 2007, the benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained based on its technical merit. At adoption, Whitney reduced its liability for unrecognized tax benefits from uncertain tax positions by $.7 million with a corresponding increase to beginning retained earnings for 2007. The liability for unrecognized tax benefits was immaterial at December 31, 2009 and December 31, 2008, and changes in the liability were insignificant during 2009, 2008 and 2007. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2010. Whitney recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2009, 2008 and 2007 were insignificant.
     The Company and its subsidiaries file a consolidated federal income tax return and various separate company state returns. With few exceptions, the returns for years before 2005 are not open for examination by federal or state taxing authorities.

NOTE 24
EARNINGS (LOSS) PER COMMON SHARE
     As discussed in Note 2, the Financial Accounting Standards Board (FASB) has concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method. Whitney has awarded share-based payments that are considered participating securities under this guidance. The two-class method allocates earnings to each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. This guidance is effective for 2009 and has been applied retrospectively to earnings per share data presented for prior periods with no material impact.
     The components used to calculate basic and diluted earnings (loss) per common share under the two-class method were as follows. The net loss was not allocated to participating securities because the securities bear no contractual obligation to fund or otherwise share in losses. Potential common shares consist of employee and director stock options, unvested restricted stock units awarded to employees without dividend rights, and stock warrants issued to Treasury in December 2008. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.

		Years Ended December 31
(dollars in thousands, except per share data)		2009	2008	2007

Numerator:
Net income (loss)		$(62,146)	$58,585	$151,054
Preferred stock dividends		16,226	588	—

Net income (loss) to common shareholders		(78,372)	57,997	151,054
Net income (loss) allocated to participating securities — basic and diluted		—	640	1,729

Net income (loss) allocated to common shareholders — basic and diluted	A	$(78,372)	$57,357	$149,325

Denominator:
Weighted-average common shares — basic	B	72,824,964	64,767,708	66,953,343
Dilutive potential common shares		—	320,153	523,413

Weighted-average common shares — diluted	C	72,824,964	65,087,861	67,476,756

Earnings (loss) per common share:
Basic	A/B	$(1.08)	$.89	$2.23
Diluted	A/C	(1.08)	.88	2.21

Weighted-average anti-dilutive potential common shares:
Stock options and restricted stock units		2,334,579	2,261,558	1,060,741
Warrants		2,631,579	93,471	—

NOTE 25
PARENT COMPANY FINANCIAL STATEMENTS
     The following financial statements are for the parent company only. Cash and cash equivalents include noninterest-bearing deposits in the Bank and the demand note receivable from the Bank.
BALANCE SHEETS

	December 31
(in thousands)	2009	2008

ASSETS
Cash and cash equivalents	$239,516	$45,339
Investment in bank subsidiary	1,452,783	1,500,493
Investments in nonbank subsidiaries	2,788	2,865
Notes receivable — nonbank subsidiaries	1,484	2,634
Other assets	13,392	12,335

Total assets	$1,709,963	$1,563,666

LIABILITIES
Dividends payable	$832	$11,647
Subordinated debentures	17,029	17,260
Other liabilities	11,038	9,281

Total liabilities	28,899	38,188

SHAREHOLDERS’ EQUITY	1,681,064	1,525,478

Total liabilities and shareholders’ equity	$1,709,963	$1,563,666

STATEMENTS OF INCOME

	Years Ended December 31
(in thousands)	2009	2008	2007

Dividend income from bank subsidiary	$—	$113,500	$80,000
Equity in undistributed earnings of subsidiaries
Bank	(59,427)	(55,240)	66,683
Nonbanks	(77)	(189)	21
Other income, net of expenses	(2,642)	514	4,350

Net income (loss)	$(62,146)	$58,585	$151,054

Preferred stock dividends	16,226	588	—

Net income (loss) to common shareholders	$(78,372)	$57,997	$151,054

STATEMENTS OF CASH FLOWS

	Years Ended December 31
(in thousands)	2009	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$(62,146)	$58,585	$151,054
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	59,504	55,429	(66,704)
Other, net	846	794	1,593

Net cash provided by (used in) operating activities	(1,796)	114,808	85,943

INVESTING ACTIVITIES
Investments in subsidiaries, net	—	(370,466)	(13,291)
Loans to nonbank subsidiaries, net of repayments	1,150	1,550	78,750

Net cash provided by (used in) investing activities	1,150	(368,916)	65,459

FINANCING ACTIVITIES
Cash dividends on common stock	(13,250)	(78,590)	(77,340)
Cash dividends on preferred stock	(13,584)	—	—
Proceeds from issuance of common stock	218,634	4,279	6,932
Purchases of common stock	(1,087)	(52,588)	(52,782)
Proceeds from issuance of preferred stock, with common stock warrant	—	300,000	—
Share-based compensation reimbursed by bank subsidiary	4,110	6,929	13,329
Repayment of long-term debt	—	(6,186)	(3,093)
Other, net	—	63	124

Net cash provided by (used in) financing activities	194,823	173,907	(112,830)

Increase (decrease) in cash and cash equivalents	194,177	(80,201)	38,572
Cash and cash equivalents at beginning of year	45,339	125,540	86,968

Cash and cash equivalents at end of year	$239,516	$45,339	$125,540

     The total for cash used to invest in subsidiaries in 2008 included a $275 million capital contribution to the Bank following the preferred stock issue under the Treasury’s Capital Purchase Program. Cash for subsidiary investments also included the net cash paid to acquire Parish in 2008 and Signature in 2007. The bank subsidiaries acquired with these holding companies were merged into the Bank.

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
     Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control over Financial Reporting,” which appears in Item 8 on page 60 of this annual report on Form 10-K, and “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 on page 61of this annual report on Form 10-K are incorporated here by reference.
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
     In further response to this Item 10, Whitney incorporates by reference the section entitled “Executive Officers of the Company” appearing in Item 1 of this Form 10-K and the following sections of its Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC:
•	The subsections entitled “Board of Directors,” “Board Qualifications,” “Audit Committee,” “Nominating and Corporate Governance Committee,” and “Corporate Governance” of the section entitled “Board of Directors and Its Committees.”

•	The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

•	The section entitled “Transactions with Related Persons.”

Item 11:	EXECUTIVE COMPENSATION
     In response to this item, Whitney incorporates by reference the following sections of its Proxy Statement for the 2010 Annual Meeting of Shareholders to be to be filed with the SEC:
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
     In partial response to this item, Whitney incorporates by reference the section entitled “Security Ownership of Certain Beneficial Owners and Management” of its Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.
     The following table summarizes certain information regarding the Company’s equity compensation plans as of December 31, 2009. The underlying compensation plans, which are more fully described in Note 16 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, have been previously approved by a vote of the shareholders.

Equity Compensation Plan Information

	(a)		(b)		(c)
Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by shareholders	2,287,788	(1)	$25.76	(2)	2,173,422	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	2,287,788		$25.76		2,173,422

(1)	The total includes an aggregate of 1,911,838 shares that can be issued on the exercise of options held by employees. 355,340 shares are subject to options granted under the 2007 Long-Term Compensation Plan (2007 LTCP), 808,295 shares are subject to options granted under the 2004 Long-Term Incentive Plan (2004 LTIP), and 748,203 shares are subject to options granted under the 1997 Long-Term Incentive Plan (1997 LTIP). The total also includes an aggregate of 294,750 shares that can be issued on the exercise of options held by nonemployee directors of the Company. These options were granted under the Directors’ Compensation Plan, as amended and restated.

Also included in the total are 81,200 common stock equivalent units held in deferred compensation accounts maintained for certain of the Company’s directors, which must eventually be distributed as common shares of the Company. As allowed under the Directors’ Compensation Plan, certain nonemployee directors have deferred receipt of annual stock awards and fees, and the value of these deferrals has been credited to a bookkeeping account maintained for each director. The value of an account is indexed to the performance of one or more investment options specified in the plans. One of the investment options is equivalent units of the Company’s common stock. This option is mandatory for deferred stock awards and was extended by the Directors’ Compensation Plan to deferred compensation account balances maintained under a prior deferred compensation plan. The number of common stock equivalent units allocated to a director’s account for each deferral is based on the fair market value of the Company’s common stock on the deferral date. The common stock equivalent units are deemed to earn any dividends declared on the Company’s common stock, and additional units are allocated on the dividend payment date based on the stock’s fair market value.

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

(3)	Under the 2007 LTCP, the Company is authorized to make awards with respect to a maximum of 3,200,000 of its common shares. The 2007 LTCP provides for the award of options, stock appreciation rights, restricted stock and restricted stock units that represent common shares, as well as other stock-based awards that the Compensation and Human Resources Committee of the Company’s Board of Directors deems consistent with the plan’s purposes. Of the total shares authorized, the Company can make awards with respect to a maximum of 2,400,000 shares in a form of full-value awards, i.e., awards other than in the form of stock options or stock appreciations rights and which are settled in stock. A maximum of 1,000,000 shares may be issued upon exercise of incentive stock options awarded under the 2007 LTCP. At December 31, 2009, the Company could make future awards under the 2007 LTCP with respect to 1,822,500 shares of its common stock, of which 1,377,840 can be under full-value awards. No incentive stock options had been awarded under the 2007 LTCP as of December 31, 2009. The total shares available for award has been reduced by the maximum number of shares that could be issued with respect to performance-based awards under the 2007 LTCP for which the performance measurement period was not completed by December 31, 2009.

The Directors’ Compensation Plan as originally implemented provided for awards of stock options or common stock and allocations of common stock equivalent units. The Board of Directors subsequently amended the plan to eliminate the annual award of stock options beginning in 2009 and to reduce the aggregate number of common shares authorized to be issued to no more than 937,500. At December 31, 2009, the Company could make future awards or allocations of common stock equivalent units under the plan with respect to 350,922 shares of its common stock.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     In response to this item, the Company incorporates by reference the following sections of its Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC:
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
     In response to this item, the Company incorporates by reference the section entitled “Auditors” of its Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

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

Exhibit 4.2 — Form of Warrant to Purchase Shares of Common Stock (filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.1 *- Form of Amended and Restated Executive Agreement between the Company, the Bank and certain executive officers (filed as Exhibit 10.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.2 *- Form of Amended and Restated Officer Agreement between the Company, the Bank and an executive officer (filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.3 *- Senior Executive Letter Agreement by and between the Company and Robert C. Baird, Jr. (filed as Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.4 *- Senior Executive Letter Agreement by and between the Company and Thomas L. Callicutt, Jr. (filed as Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.5 *- Senior Executive Letter Agreement by and between the Company and Joseph S. Exnicios (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.6 *- Senior Executive Letter Agreement by and between the Company and John C. Hope, III (filed as Exhibit 10.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.7 *- Senior Executive Letter Agreement by and between the Company and R. King Milling (filed as Exhibit 10.26 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.8 *- Senior Executive Letter Agreement by and between the Company and John M. Turner, Jr. (filed as Exhibit 10.27 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.9 *- Whitney Holding Corporation 1997 Long-Term Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 18, 1997 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.10 *- Whitney Holding Corporation 2004 Long-Term Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders dated March 19, 2004 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.11 *- Whitney Holding Corporation 2007 Long-Term Compensation Plan (filed as Exhibit A of the Definitive Additional Materials to the Company’s Definitive Proxy Statement on Schedule 14A dated March 29, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.12 *- Amendment to the Company’s 2007 Long-Term Compensation Plan effective as of December 1, 2007 (filed as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.13 *- Form of performance-based restricted stock unit agreement for executive officers under the Company’s 2007 Long-Term Compensation Plan (filed as Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.14 *- Form of performance-based restricted stock unit agreement for executive officers under the Company’s 2007 Long-Term Compensation Plan (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 0-1026) and incorporated by reference.)

Exhibit 10.15 *- Form of tenure-based restricted stock unit agreement for executive officers under the Company’s 2007 Long-Term Compensation Plan (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.16 *- Form of stock option agreement between the Company and certain of its officers (filed as Exhibit 10.9b to the Company’s annual report on Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.17 *- Form of notice and acceptance of stock option grant to certain of the Company’s officers under the Company’s 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.3 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.18 *- Form of notice and acceptance of stock option grant under the Company’s 2004 Long-Term Incentive Plan (filed on July 6, 2006 as Exhibit 99.2 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.19 *- Form of notice and acceptance of stock option grant under the Company’s 2007 Long-Term Compensation Plan (filed as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.20 *- Amendment to stock options granted under the Company’s 2007 Long-term Compensation Plan (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.21 *- Whitney Holding Corporation Directors’ Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.22 *- Amendment No. 1 to the Company’s Directors’ Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.23 *- Whitney Holding Corporation 2001 Directors’ Compensation Plan as amended and restated effective as of January 1, 2008 (filed as Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.24 *- Amendment to the Company’s Amended and Restated 2001 Directors’ Compensation Plan effective as of July 23, 2008 (filed as Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.25 *- Whitney Holding Corporation Retirement Restoration Plan as amended and restated effective January 1, 2008 (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.26 *- Amendment to the Company’s Retirement Restoration Plan (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.27 *- Whitney Holding Corporation Executive Incentive Compensation Plan as amended and restated effective as of January 1, 2008 (filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.28 *- Whitney Holding Corporation Deferred Compensation Plan as amended and restated effective as of January 1, 2008 (filed as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.29 — Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement, by and between the Company and the United States Department of the Treasury (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 12 — Statement regarding computation of earnings to fixed charges

Exhibit 21 — Subsidiaries
     Whitney Holding Corporation owns 100% of Whitney National Bank, a national banking association organized under the laws of the United States of America. All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.
Exhibit 23 — Consent of PricewaterhouseCoopers LLP dated March 1, 2010.

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

Exhibit 99.1 — Certification of Principal Executive Officer pursuant to 31 C.F.R. Section 30.15.

Exhibit 99.2 — Certification of Principal Financial Officer pursuant to 31 C.F.R. Section 30.15.

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

March 1, 2010
Date
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Hope, III	Chairman of the Board,	March 1, 2010
John C. Hope, III	Chief Executive Officer and Director

/s/ John M. Turner, Jr.	President and Director	March 1, 2010
John M. Turner, Jr.

/s/ Thomas L. Callicutt, Jr.	Senior Executive Vice President and	March 1, 2010
Thomas L. Callicutt, Jr.	Chief Financial Officer (Principal Accounting Officer)

/s/ A. R. Blossman, Jr.	Director	March 1, 2010
A. R. Blossman, Jr.

/s/ Angus R. Cooper II	Director	March 1, 2010
Angus R. Cooper II

/s/ Richard B. Crowell	Director	March 1, 2010
Richard B. Crowell

/s/ Hardy B. Fowler	Director	March 1, 2010
Hardy B. Fowler

/s/ Terence E. Hall	Director	March 1, 2010
Terence E. Hall

Signature	Title	Date

/s/ William A. Hines	Director	March 1, 2010
William A. Hines

/s/ Alfred S. Lippman	Director	March 1, 2010
Alfred S. Lippman

/s/ Michael L. Lomax	Director	March 1, 2010
Michael L. Lomax

/s/ R. King Milling	Director	March 1, 2010
R. King Milling

/s/ Eric J. Nickelsen	Director	March 1, 2010
Eric J. Nickelsen

/s/ Kathryn M. Sullivan	Director	March 1, 2010
Kathryn M. Sullivan

/s/ Dean E. Taylor	Director	March 1, 2010
Dean E. Taylor

/s/ Thomas D. Westfeldt	Director	March 1, 2010
Thomas D. Westfeldt